Form 10-Q
period 1996-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1996-08-14
CIK 922487

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:          JUNE 30,  1996
                                       -------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the transition period from:               to
                                                -------------    -------------

                        Commission file number:  0-26366
                                                --------


                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
             -----------------------------------------------------
              (Exact name of the bank as specified in its charter)

        PENNSYLVANIA                                         23-2812193
         ------------                                        --------------
     State or other jurisdiction of                          (IRS  Employer
incorporated or organization)                               identification No.)

                   732 MONTGOMERY AVENUE, NARBERTH, PA 19072
            ---------------------------------------------------
                    (Address of principal Executive Offices)

                                 (610) 668-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
                     ------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X    No
                                   -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Common Stock               Outstanding at June 30, 1996
          --------------------              -----------------------------
          $2.00 PAR VALUE                           6,464,308

          Class B Common Stock               Outstanding at June 30, 1996
          --------------------              -----------------------------
          $.10 PAR VALUE                             1,609,848

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                         JUNE 30,     DEC. 31,
                                                           1996         1995

                        Assets
Cash and due from banks                                 $11,171,425    9,320,012
Federal funds sold                                       22,825,000   37,325,000
          Total cash and cash equivalents                33,996,425   46,645,012
Interest bearing deposits in banks                        1,213,752      718,751
Investment securities held to maturity (market value of
$110,601,039 @
     6/30/96 & $104,636,075 @ 12/31/95)                 110,972,422  103,462,796
Investment securities available for sale - at market      3,620,426      970,336
value
Total loans                                             188,112,825  198,419,480
  Less allowance for loan losses                          9,655,867    9,746,559
          Net loans                                     178,456,958  188,672,921
Other real estate, net                                      450,423      612,249
Premises and equipment, net                               4,687,893    4,427,248
Accrued interest and other assets                        11,931,217   10,754,527
                                                       $345,329,516  356,263,840
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
     Non-interest bearing                               $39,063,501   34,113,344
      Interest bearing (includes certificates of
deposit in excess
      of $100,000 of $23,319,502 at June 30, 1996 and
       $22,850,705 at December 31, 1995)                210,423,026  234,128,196
          Total deposits                                249,486,527  268,241,540

  Accrued interest and other liabilities                 10,473,924    7,849,273
  Long-term borrowings                                    4,832,000    2,332,000
  Mortgage payable                                          636,084      652,367
          Total liabilities                             265,428,535  279,075,180
Stockholders' equity
  Common stock
     Class A, par value $2 per share; authorized,
18,000,000 shares; issued,
      6,464,308 @ 6/30/96 & 6,086,554 @ 12/31/95         12,928,616   12,173,108
     Class B, par value $.10 per share; authorized,
2,000,000 shares; issued,
      1,609,984 @ 6/30/96 & 1,529,100 @ 12/31/95            160,984      152,910
  Capital surplus                                        12,450,320   12,450,320
  Retained earnings                                      54,990,217   52,412,886
  Accumulated unrealized loss on investment securities     (47,589)        (564)
available for sale
                                                         80,482,548   77,188,660
  Less: Treasury stock - at cost, 56,396 - 6/30/96 of
Class A and
       -0- - 12/31/95                                       581,567            -
                                                         79,900,981   77,188,660
                                                       $345,329,516  356,263,840
The accompanying notes are an integral part of these statements.
 ................................................................................

     ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME



                                                 THREE MONTHS ENDED,
                                                       JUNE 30

                                                   1996        1995

Interest income
  Loans, including fees                          $5,161,126  $4,908,987
  Investment securities
       Taxable                                    1,404,896   1,342,839
        Tax-exempt                                   14,750     200,136
  Securities held for sale                          105,405          11
  Deposits in banks                                  32,142      18,901
  Federal funds sold                                303,289     188,854
  U.S. Treasury and agencies                        296,047           -
        TOTAL INTEREST INCOME                     7,317,655   6,659,728
Interest expense
  Deposits                                        2,387,719   1,988,476
  Mortgage payable and other                         86,138      74,056
  Federal funds purchased                                 -           -
        TOTAL INTEREST EXPENSE                    2,473,857   2,062,532
          NET INTEREST INCOME                     4,843,798   4,597,196
Provision for loan losses                                 -           -
        NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                      4,843,798   4,597,196

Other income (expense)
  Service charges and fees                          255,029     168,589

  Gain on sale of other real estate               1,771,316     396,562
  Gain on sale of loans                             351,150      19,858
  Other income                                      603,967      23,052
                                                  2,981,462     608,061
Other expenses
  Salaries, wages and employee benefits           3,584,759   1,042,780
  Occupancy and equipment                           164,207      87,875
  Other operating expenses                          929,982   1,186,318
                                                  4,678,948   2,316,973

          INCOME BEFORE INCOME TAXES              3,146,312   2,888,284
  Income taxes                                      943,893     717,714
        NET INCOME                               $2,202,419  $2,170,570
  Per share data
     Net income                                        $.27        $.26
  Average number of shares outstanding            8,131,965   8,208,038

The accompanying notes are an integral part of these statements.

     ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                        SIX MONTHS ENDED JUNE 30,


                                                   1996         1995

Interest income
  Loans, including fees                         $11,177,174   $9,753,813
  Investment securities
       Taxable                                    2,871,420    2,649,823
        Tax-exempt                                   27,453      424,994
  Securities held for sale                          166,225       17,851
  Deposits in banks                                  54,846       38,469
  Federal funds sold                                600,176            -
  U.S. Treasury and agencies                        590,183      394,907
        TOTAL INTEREST INCOME                    15,487,477   13,279,857
Interest expense
  Deposits                                        4,864,428    3,976,281
  Mortgage payable and other                        140,949      129,279
  Federal funds purchased                                 -        4,854
        TOTAL INTEREST EXPENSE                    5,005,377    4,110,414
          NET INTEREST INCOME                    10,482,100    9,169,443
Provision for loan losses                                 -            -
        NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                     10,482,100    9,169,443

Other income (expense)
  Service charges and fees                          508,048      334,108
  Gain on sale of other real estate               1,910,955      515,448
  Gain on sale of loans                             402,875       27,592
  Other income                                      659,206       62,080
                                                  3,481,084      939,228
Other expenses
  Salaries, wages and employee benefits           5,249,369    2,075,954
  Occupancy and equipment                           329,972      193,606
  Other operating expenses                        2,222,912    2,306,285
                                                  7,802,253    4,575,845


          INCOME BEFORE INCOME TAXES              6,160,931    5,532,826
  Income taxes                                    1,848,279    1,508,922
        NET INCOME                               $4,312,652   $4,023,904
  Per share data
     Net income                                        $.54         $.50
  Average number of shares outstanding            7,988,493    8,069,206

The accompanying notes are an integral part of these statements.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1996


                                                                                                           NET

                                                                                                        UNREALIZED

                                                                                                         LOSS ON

                                                                                                        SECURITIES

                                   CLASS A COMMON STOCK   CLASS B    CAPITAL     RETAINED    TREASURY   AVAILABLE
                                                          COMMON

                                                           STOCK
                                    SHARES     AMOUNT       SHARES     AMOUNT     SURPLUS     EARNINGS     STOCK     FOR SALE

Balance, December 31, 1995         6,086,554 $12,173,108   1,529,100   $152,910 $12,450,320  $52,412,886          $     $(564)
                                                                                                                  -

Net income for the six months ended        -           -           -                      -    4,312,652          -          -
June 30, 1996
Conversion of Class B common stock
to Class A common stock               12,525      25,050    (10,893)    (1,089)           -     (23,961)          -          -
6% stock dividends declared          365,229     730,458      91,641      9,164           -    (739,622)          -          -
Cash in lieu of fractional shares          -           -           -          -           -      (2,098)          -          -
Purchase of treasury stock                 -           -           -          -           -            -  (581,567)          -
Cash dividends on common stock             -           -           -          -           -    (969,640)          -          -
Net unrealized loss on securities          -           -           -          -           -            -          -   (47,025)
available for sale

Balance, June 30, 1996             6,464,308 $12,928,616   1,609,848   $160,984 $12,450,320  $54,990,217 $(581,567)  $(47,589)

The accompanying notes are an integral part of this statement.

               ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SIX MONTHS ENDED JUNE 30,

                                                  1996            1995

Cash flows from operating activities
Net income                                      $4,312,652       4,023,904
Adjustments to reconcile net income to
    net cash provided by operating activities
Depreciation                                       178,836         106,620
Provision for loan losses                                -               -
Accretion of investment securities discount       (58,603)         (8,662)
Amortization of investment securities premium      324,255         153,783
Amortization of deferred loan fees                (55,862)        (63,076)
Accretion of discount on loans purchased       (1,014,846)       (639,887)
(Benefit) provision for deferred income taxes            -        (17,542)
Loss (gain) on sale of equipment                         -               -
(Gain) loss on other real estate               (1,910,955)       (515,448)
Gain on sale of loans                            (402,875)        (27,592)
Realized gains on sale of investment                     -               -
securities held for sale
(Increase) decrease in accrued interest           (23,390)       (142,332)
receivable
(Increase) decrease in other assets              (978,150)          34,755
Increase (decrease) in accrued interest            440,295         362,926
payable
Increase in unearned income on loans                22,809         192,643
Increase (decrease) in other liabilities         2,184,356         588,354
Net cash provided by operating activities        3,018,522       4,048,446

Cash flows from investing activities
Net increase in interest bearing balances in     (495,001)       8,410,000
banks
Proceeds from calls and maturities of
investment securities
held to maturity                                 8,058,108
Purchase of investment securities held to     (15,833,385)    (17,865,000)

maturity
Proceeds from sale of investment securities              -       6,964,092
available for sale
Purchase of securities available for sale      (2,650,090)               -
Net decrease in loans                           11,491,584       4,669,176
Purchase of premises and equipment               (439,480)       (108,531)
Proceeds from sale and payments on other real    2,072,780       4,447,908
estate
Net cash (used in) provided by investing         2,204,516       6,517,645
activities

Cash flows from financing activities
Net (decrease) increase in short-term                    -    (21,000,000)
borrowings
Net increase (decrease) in non-interest
bearing and
interest bearing demand deposits and savings  (11,117,587)    (11,456,097)
accounts
Net increase (decrease) in certificates of     (7,637,426)     (6,079,624)
deposit
Mortgage payments                                 (16,283)        (18,104)
Cash dividends in lieu of fractional shares        (2,098)         (2,069)
Purchase of treasury stock                       (581,567)       (843,986)
Net increase in long-term borrowings             2,500,000               -
Issuance of common stock under stock option              -          41,677
plans
Cash dividends                                   (969,640)               -
Other                                             (47,024)               -
Net cash provided by (used in) financing      (17,871,625)    (39,358,203)
activities
            NET (DECREASE) INCREASE IN
                  CASH AND CASH EQUIVALENTS   (12,648,587)    (28,792,112)

Cash and cash equivalents at beginning of year  46,645,012      47,137,320

Cash and cash equivalents at end of year       $33,996,425     $18,345,208

The accompanying notes are an integral part of these statements.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania , Inc. (the Company) and its wholly-owned subsidiaries: Royal Bank of Pennsylvania (the Bank), Royal Real Estate, Inc. and Royal Investments of Delaware, Inc. These financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary to a fair statement of the results for the interim periods. For further information thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

2. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 8,131,965 and 8,208,038 for the three months ended, June 30, 1996 and 1995, respectively, and 7,988,493 and 8,069,206 for the six months ended June 30, 1996 and 1995, respectively.

4.   Investment Securities:

     The carrying value and approximate market value of investment securities at
June 30, 1996 are   as follows:

                     AMORTIZED

                         OR       GROSS    GROSS   APPROXIMATE

                     PURCHASED   UNREALIZ UNREALIZ    MARKET      CARRYING
                                    ED       ED
                        COST      GAINS    LOSSES     VALUE        VALUE

- - ---
Available for sale:
- - -------------------
Common stock          $1,053,191        $     $750   $1,052,441   $1,052,441
Preferred stock        2,639,341        -   71,356    2,567,985    2,567,985
                      $3,692,532        $  $72,106   $3,620,426   $3,620,426

Held to maturity:
- - -----------------
US Treas & agencies  $16,988,267  $78,203 $261,526  $16,804,944  $16,988,267
State & municipal        496,930   94,990        -      591,920      496,930
Corp debt securities  93,487,225  401,076  684,126   93,204,175   93,487,225
                    $110,972,422 $574,269 $945,652 $110,601,039 $110,972,422


5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:


                                  THREE MONTHS ENDED JUNE 30,
                                        1996        1995
       BALANCE AT MARCH 31,          $9,598,929   $8,949,233

       Loans charged -off              (42,734)            -
       Recoveries                        99,672       17,585
       Net charge-offs and recoveries    56,938       17,585
       Provision for loan losses              -            -

       BALANCE AT END OF PERIOD      $9,655,867   $8,966,818


                                    SIX MONTHS ENDED JUNE 30,
                                        1996        1995
       BALANCE AT BEGINNING OF YEAR  $9,746,559   $8,991,617

       Loans charged -off             (266,481)     (50,000)
       Recoveries                       175,789       25,201
       Net charge-offs and recoveries  (90,692)     (24,799)
       Provision for loan losses              -            -

       BALANCE AT END OF PERIOD      $9,655,867   $8,966,818

6. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,856,210 and $2,642,810 at June 30, 1996 and 1995, respectively. Loan balances past due 90 days or more that are not on a non-accrual status, but management expects will eventually be paid in full amounted
to approximately $0 at June 30, 1996 and $391,257 at   June 30, 1995. Although
the Company has non-performing loans of approximately $4,856,210 at June 30, 1996, management believes it has adequate collateral to limit its credit risks.

     The balance of impaired loans was $2,786,617 at June 30, 1996. The Company identified a loan impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $60,704 at June 30, 1996. The income recognized on impaired loans during the six month period ended June 30, 1996 was $11,056. The cash collected on impaired loans during this three month period was $271,600, of which $260,544 was credited to the principal
balance   outstanding on such loans. Interest that would have been accrued on impaired loans during this six month period in 1996 was $84,640. The Company's policy for interest income recognition on impaired loans is to recognize income
on currently performing restructured loans under the   accrual method.  The
Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

- - ------

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -------
     AND  RESULT  OF OPERATIONS

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of Royal Bancshares of Pennsylvania, ("the Company") and its wholly owned subsidiaries for the six month period ended June 30, 1996.

FINANCIAL CONDITION
- - -------------------

     Total assets as of June 30, 1996 were $345.3 million, a decrease of $10.3 million from the $356.3 million reported at year end, December 31, 1995. This decrease is primarily due to decreases in cash and cash equivalents and loans of $15.2 million and $10.3 million, respectively. These decreases are partially offset by a $10.2 million increase in investment securities.

     The decrease in cash and equivalents of $12.6 million is primarily attributable to the purchase of investment securities and the funding of maturing deposits in the first quarter of 1996. Total loans decreased $10.3 million to $188.1 million from $198.4 million at December 31, 1995. This decrease is primarily due to maturities in the first and second quarter, partially offset by originations. Investment securities increased $10.2 million primarily due to the purchase of corporate bonds and preferred stock. Other real estate decreased $162 thousand due to the sale of several properties in the second quarter. The allowance for loan loss increased $91 thousand, due to net recoveries, to $9.7 million which represents 4.6% of total loans.

     Total deposits, the primary source of funds, decreased $18.8 million to $249.5 million at June 30, 1996, from $268.2 million at December 31, 1995. This decrease is primarily due runoff experienced in the NOW and money market deposits in the first quarter totaling $22 million. FHLB advances increased $2.5 million due to an advance taken in March for $2.5 million for a term of ten years. Other liabilities increased $2.6 million primarily due to the establishment of a reserve of $2.4 million relating to stock appreciate rights arising from the Stock Option and Appreciation Plan. This Plan provides employees compensation in the form of options to purchase shares of the Company's common stock. At the time an option is granted , an identical number of stock appreciation rights are granted, which enable the recipient on exercise, to receive payment in cash of increases in the market value of the stock from the date of grant. Accordingly, the Company has accrued $2.4 million in the first six months of 1996 toward the difference between current fair market values and the values at the stock appreciation grant date.

     Stockholder's equity increased $3.3 million to $79.9 million at June 30, 1996 from $77.2 million at December 31, 1995. This increase is primarily due net income of $4.3 million for the first six months of the 1996, partially offset by cash dividends and a stock dividend of $1 million and $.7 million, respectively. Additionally, in 1996 there was a repurchase of 56,396 shares of the Company's class A common stock at cost for $581 thousand to be reflected as treasury stock, in addition to an adjustment for accumulated unrealized loss on available for sale investment securities of $47 thousand.


LIQUIDITY & INTEREST RATE SENSITIVITY
- - -------------------------------------

     Liquidity is the ability to ensure that adequate funds will be available to meet its financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration is the repayment of loans. These sources provide alternatives to meet its short term liquidity needs. Longer liquidity needs may be met by issuing longer term deposits and by raising additional capital. The liquidity ratio is generally maintained equal to or greater than 25% of deposits and short term liabilities.

The liquidity ratio of the Company remains strong at approximately 45% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, US Treasuries and agencies, and to a lesser extent, obligations of state and political subdivisions and federal funds sold. The overall liquidity position is monitored on a monthly basis.

     Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 1996:


INTEREST SENSITIVITY ANALYSIS
(in thousands)                           REPRICING PERIODS
                                ---------------------------------
                                                        NON RATE
                                             ONE YEAR  SENSITIVE
                                   WITHIN      THRU     AND OVER
            ASSETS                ONE YEAR  FIVE YEARS FIVE YEARS   TOTAL
Interest bearing deposits
with banks                             $3.8          $          $       $3.8
                                                     -          -
Federal funds sold                     22.8          -          -       22.8
Securities available for sale           3.6          -          -        3.6
Securities held to maturity            40.4       64.9        5.7      111.0
Loans                                  64.3       90.8       36.7      191.8
Other assets                              -          -       12.3       12.3
              TOTAL ASSETS           $134.9     $155.7      $54.7     $345.3

     LIABILITIES AND CAPITAL
Non-interest bearing  deposits   $       -           -      $39.1      $39.1
Interest bearing deposits:            100.0       55.5       54.8      210.3
Borrowed funds                          1.3        1.6        2.6        5.5
Other liabilities                         -          -       10.5       10.5
Stockholders' equity                      -          -       79.9       79.9
TOTAL LIABILITIES AND CAPITAL        $101.3      $57.1     $186.9     $345.3


Interest rate sensitivity gap         $33.6      $98.6   $(132.2) $        -


Cumulative interest rate
     sensitivity gap                  $33.6     $132.2          $
                                                                -


     The Company's exposure to interest rate risk is somewhat mitigated by a significant portion of the Company's loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a significant portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.

- - ------

RESULTS OF OPERATIONS
- - ---------------------

     Net income for the three months ended, June 30, 1996 was $2,202,419 or $.27 per share, as compared to net income of $2,170,570 or $.26 per share, for the same three month period in 1995. Net income for the six months ended June 30, 1996 was $4,312,652, or $.54 per share, as compared to $4,023,904 for the same six month period in 1995. These increases are primarily attributable to an increase in net interest income in addition to income relating to loan payoffs and gains on sale of other real estate recorded in 1996.

     Net interest income increased $.2 million to $4.8 million for the second quarter of 1996 as compared to $4.6 million for the same period ended, 1995.
For the comparative six month period, net interest income increased $1.3 million to $10.5 million as compared to $9.2 million for the same period in 1995. These increases are primarily attributable to an increase in interest earning assets relating to the acquisition of Knoblauch State Bank ("KSB") in July of 1995. These increases are comprised of $.3 million and $1.4 million in interest income and fees on loans for the respective three and six month periods. The year to date average balance of loans for the three and six months ended June 30, 1996 were approximately and $192.0 million and $199.2 million, respectively, as compared to $162.4 and $164.5 for the same periods in 1995. Additionally, there was a $.5 million and $.8 million increase in interest and dividends on investment securities and interest bearing time deposits at banks for the respective three and six month periods. These increases were partially offset by a $.5 million and $.9 million increase in interest expense on deposits for the respective three and six month periods. The year to date average balance of deposits for the three and six months ended June 30, 1996 were approximately

$254.3 million and $256.1 million, respectively, as compared to $190.8 and $191.9 million for same periods in 1995.

          There was no provision for loan loss recorded for the respective periods of 1996 and 1995 primarily due to Management's assessment that the level of reserves to be adequate for the respective periods.

     Total non interest income for the three months ended June 30, 1996 was $3.0 million, an increase of $2.4 as compared to $.6 million for the same period in 1995. For the comparative six month period, non interest income was $3.5 million, an increase of $2.5 million as compared to $.9 million for the same six month period in 1995. These increases are primarily due to an increase in gains on sale of other real estate and loans for the respective three and six month periods in 1996. Additionally, there was an increase on service charges and fees on deposit accounts primarily due to the acquisition of KSB.

     Total non interest expenses for the three months ended June 30, 1996 was $4.7 million, an increase of $2.4 million, as compared to $2.3 million for the same period in 1995. For the comparative six month period ended June 30, 1996, non-interest expense was $7.8 million as compared to $4.6 million for the same six month period in 1995. This increase is primarily due to an increase in staffing attributable to the KSB acquisition, in addition to an expense recorded relating to the Stock Option and Appreciation Right Plan.

     The number of full time and full time equivalent employees were 123 at June 30, 1996 versus 84 for the same period ended in 1995.

     The Company has a Stock Option and Appreciation Right Plan which provides employees compensation in the form of options to purchase shares of the Company's common stock. At the time an option is granted, an identical number of stock appreciation rights are granted, which enable the recipient on exercise, to receive payment in cash of increases in the market value of the stock from the date of grant. Accordingly, the Company accrued $2.4 million relating to these stock appreciation rights as employee benefits expense in the current period toward the difference between current market values and the values at the grant date.

     Occupancy expenses increased $.1 million for both respective three and six month periods due to the additional expenses associated with the newly acquired office locations in the KSB acquisition. Other operating expenses decreased $.3 million and $.1 million for the respective three and six month periods ended June 30, 1996. These decreases in other operating expenses are partially attributable to a decrease in FDIC insurance expense due to the reduction of the deposit insurance assessment rate for "well capitalized" banks.


CAPITAL ADEQUACY
- - ----------------

     The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 1996, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

     The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:



                                            JUNE 30, 1996  DECEMBER 31, 1995

   CAPITAL LEVELS
   Tier 1 leverage ratio                       23.13%            22.2%
   Tier 1 risk-based ratio                     30.22%            27.7%
   Total risk-based ratio                      31.52%            29.0%

   CAPITAL PERFORMANCE
   Return on average assets                    2.5%(1)           2.6%
   Return on average equity                    11.%(1)           11.1%
                                                  (1) annualized


     The Company's ratios compare favorably to the minimum required amounts of Tier 1 and total capital to "risk weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. The Company currently meets the criteria for a well capitalized institution, and management believes that the Company will continue to meets its minimum capital requirements. At present, the Company has no commitments for significant capital expenditures.

     The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                       PART II - OTHER INFORMATION
                      ----------------------------



ITEM 1. LEGAL PROCEEDINGS
- - -------------------------

  None

ITEM 2. CHANGES IN SECURITIES
- - ------------------------------

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
- - ---------------------------------------

  None


ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS
- - ------------------------------------------------------

  None

ITEM 5. OTHER INFORMATION
- - -------------------------

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- - ----------------------------------------

  None

                               SIGNATURES
                               ----------


     Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                (Registrant)



Dated:August 12th, 1996
                          ------------------------------------------------------
                         James J. McSwiggan, Chief Financial Officer & Treasurer




Dated: August 12th, 1996
                         -------------------------------------------------------
- - -
                           David J. Greenfield, Controller