Form 10-Q
period 1996-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1996-11-15
CIK 922487

THIS DOCUMENT IS A CONFIRMING COPY OF THE FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 PREVIOUSLY FILED BY PAPER ON NOVEMBER 12, 1996.

                         FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:   SEPTEMBER 30, 1996
                                ---------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from:               to
                               -------------    ------------

              Commission file number:  0-26366
                                      --------


             ROYAL BANCSHARES OF PENNSYLVANIA, INC.
           -----------------------------------------
      (Exact name of the bank as specified in its charter)

             PENNSYLVANIA                 23-2812193
   --------------------------       ----------------------
   State or other jurisdiction of     (IRS Employer
   incorporated or organization)     Identification No.)

         732 MONTGOMERY AVENUE, NARBERTH, PA 19072
         -----------------------------------------
        (Address of principal Executive Offices)

                  (610)  668-4700
              -------------------------
      (Registrant's telephone number, including area code)

                         N/A
     ----------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X          No
                              ---------           ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock        Outstanding at September 30, 1996
--------------------      ----------------------------------
  $2.00 PAR VALUE                           6,587,327

Class B Common Stock       Outstanding at September 30, 1996
--------------------       ---------------------------------
 $.10 PAR VALUE                             1,600,178

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                               SEPT 30, 1996   DEC 31, 1996
                               -------------   ------------
ASSETS
Cash and due from banks       $ 8,305,483      $ 9,320,012
Federal funds sold             17,600,000       37,325,000
                              -----------      -----------
  Total cash and cash
   equivalents                 25,905,483       46,645,012
                              -----------      -----------
Interest bearing deposits
   in banks                      1,023,752         718,751
Investment securities held
   to maturity (market value
   of $111,842,746 @ 9/30/96
   & 104,636,075 @ 12/31/95)   111,915,025     103,462,796

Invest securities available
   for sale - at market
   value                         3,623,507         970,336
Total loans                    197,099,994     198,419,480
Less allowance for loan
   losses                        9,751,911       9,746,559
                               -----------     -----------
         Net loans             187,348,083     188,672,921
Other real estate, net             350,452         612,249
Premises and equipment, net      4,576,961       4,427,248
Accrued interest and other
 assets                         11,612,396      10,754,527
                               -----------     -----------
                              $346,355,659    $356,263,840
                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
  Non-interest bearing       $ 34,655,677    $ 34,113,344
  Interest bearing
  (includes certificates
   of deposit in excess
   of $100,000 of
   $22,516,606 at 9/30/96
   and $22,850,705 at
   12/31/95)                 210,631,625      234,128,196
                           -------------    -------------
          Total deposits     245,287,302      268,241,540

  Accrued interest and
   other liabilities          12,849,847        7,849,273
  Long-term borrowings         4,832,000        2,332,000
  Mortgage payable               622,760          652,367
                           -------------    -------------
          Total liabilities  263,591,909      279,075,180
                           -------------    -------------
  Stockholders' equity
   Common stock
   Class A, par value
   $2 per share; authorized,
   18,000,000 shares;
   issued, 6,587,327 @ 9/30/96
   & 6,086,554 @ 12/31/95     13,174,654       12,173,108
   Class B, par value $.10
   per share; authorized,
   2,000,000 shares; issued,
   1,600,178 @ 9/30/96
   & 1,529,100 @ 12/31/95        160,018          152,910
  Capital surplus             13,380,530       12,450,320
  Retained earnings           57,571,271       52,412,886
  Accumulated unrealized
  loss on investment
  securities available for
   sale                         (45,557)            (564)
                            -------------    -------------
                             84,240,916       77,188,660
  Less: Treasury stock
  - at cost, shares of
  Class A,148,096 @ 9/30/96,
  -0- @ 12/31/95              1,477,166             --
                           -------------     -------------
                              82,763,750        7,188,660
                           -------------     -------------
                            $346,355,659     $356,263,840
                           =============     ============

The accompanying notes are an integral part of these statements.

         ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                                THREE MONTHS ENDED SEPT 30,
                                1996           1995
                                ---------------------------
Interest income
  Loans, including fees        $8,486,326      $5,676,335
  Investment securities
   Taxable                      1,526,420       1,325,332
   Tax-exempt                      14,750         182,718
  Securities available
   for sale                        84,998          31,783
  Deposits in banks                22,933          43,530
  Federal funds sold              273,634         273,841
  US Treasury and agencies        217,709         381,712
                              -----------      ----------
        TOTAL INTEREST INCOME  10,626,770       7,915,251
                              -----------      ----------
Interest expense
  Deposits                      2,390,527       2,629,165
  Mortgage payable and other      101,755          73,760
  Federal funds purchased               -               -
                              -----------      ----------
        TOTAL INTEREST EXPENSE  2,492,282       2,702,925
                              -----------      ----------
          NET INTEREST INCOME   8,134,488       5,212,326
Provision for loan losses      (1,000,000)              -
                              -----------      ----------

 NET INTEREST INCOME AFTER
  PROVISION FOR
  LOAN LOSSES                  9,134,488       5,212,326
                             -----------      ----------

Other income (expense)
  Service charges and fees        250,940         212,484
  Gain on sale of other
  real estate                      51,462         139,529
  Gain on sale of loans            14,003          26,432
  Other income                     90,230          76,753
                              -----------      ----------
                                  406,635         455,198
                              -----------      ----------
Other expenses
  Salaries & wages              1,132,401       1,188,022
  Employee benefits             1,831,560         133,528
  Occupancy and equipment         168,061         187,427
  Other operating expenses      1,719,304       1,178,172
                              -----------      ----------
                                4,851,326       2,687,149
                              -----------      ----------

 INCOME BEFORE INCOME TAXES     4,689,797       2,980,375
  Income taxes                  1,583,964         839,188
                              -----------      ----------
        NET INCOME             $3,105,833      $2,141,187
                              ===========      ==========
  Per share data
     Net income                      $.37            $.26
                              ===========      ==========
  Average number of
  shares outstanding            8,310,610       8,309,726
                              ===========      ==========

The accompanying notes are an integral part of these statements.

     ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME

                                     NINE MONTHS ENDED SEPT. 30,
                                     1996              1995
                                    ------------------------------
Interest income
  Loans, including fees              $19,663,500      $15,430,148
  Investment securities
  Taxable                              4,397,840        3,975,155
  Tax-exempt                              42,203          607,712
  Securities available for sale          251,223           49,634
  Deposits in banks                       77,779           81,999
  Federal funds sold                     807,892          668,748
  US Treasury and agencies               873,810          381,712
                                     -----------       ----------
        TOTAL INTEREST INCOME         26,114,247       21,195,108
                                     -----------       ----------
Interest expense
  Deposits                             7,254,955        6,605,446
  Mortgage payable and other             242,704          203,017
  Federal funds purchased                      -            4,876
                                      ----------       ----------
        TOTAL INTEREST EXPENSE         7,497,659        6,813,339
                                      ----------       ----------
          NET INTEREST INCOME         18,616,588       14,381,769
  Provision for loan losses           (1,000,000)               -
                                      -----------      ----------
 NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES             19,616,588       14,381,769
                                      ----------       ----------

Other income (expense)
 Service charges and fees                758,988          546,592
  Gain on sale of other real estate    2,001,185          654,977
  Gain on sale of loans                  416,878           54,024
  Other income                           710,668          138,833
                                      ----------       ----------
                                       3,887,719        1,394,426
                                      ----------       ----------
Other expenses
  Salaries & wages                     3,594,930        2,974,092
  Employee benefits                    4,618,400          423,412
  Occupancy and equipment                498,033          381,033
  Other operating expenses             3,942,216        3,484,457
                                      ----------       ----------
                                      12,653,579        7,262,994
                                      ----------       ----------

INCOME BEFORE INCOME TAXES            10,850,728        8,513,201
  Income taxes                         3,432,243        2,348,110
                                      ----------       ----------
        NET INCOME                    $7,418,485       $6,165,091
                                      ==========       ==========
  Per share data
     Net income                             $.92             $.76
                                      ==========       ==========
  Average number of shares
  outstanding                          8,095,865        8,203,124
                                      ==========       ==========

The accompanying notes are an integral part of these statements.

       ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 NINE MONTHS ENDED SEPTEMBER 30, 1996


                                            Class A Commn Stock
                                           --------------------
                                           Shares           Amount
                                          --------        ---------

Balance, December 31, 1995                6,086,554      $12,173,108

Net income for the nine months
 ended Sept 30, 1996                             -               -
Conversion of Class B common
 stock to Class A common stock               23,554           47,107
6% stock dividends declared                 365,229          730,458
Cash in lieu of fractional shares                -                -
Employee stock options exercised            111,991          223,982
Purchase of treasury stock                      -                -
Cash dividends on common stock                  -                -
Net unrealized loss on securities               -                -
                                           --------       -----------
Balance, September 30, 1996               6,587,328       $13,174,655
                                          =========       ===========

                                            Class B Common Stock
                                           -------------------------
                                           Shares             Amount
                                          ----------      -----------

Balance, December 31, 1995               1,529,100        $   152,910

Net income for the nine months
 ended Sept. 30, 1996                           -
Conversion of Class B common stock
 to Class A common stock                   (20,561)            (2,056)
6% stock dividends declared                 91,641              9,164
Cash in lieu of fractional shares               -                  -
Employee sstock options exercised
Purchase of treasury stock                      -                  -
Cash dividends on common stock                  -                  -
Net unrealized loss on securities
 available for sale                             -                  -
                                        -----------       ------------
                                        1,600,180         $   160,018
                                        ===========       ============


                                         Capital            Retained
                                         Surplus            Earnings
                                       ----------         ------------

Balance, December 31, 1995             $12,450,320        $52,412,886

Net income for the nine months
 ended Sept. 30, 1996                           -           7,418,485
Conversion of Class B common stock
 to Class A common stock                        -             (45,051)
6% stock dividends declared                     -            (739,622)
Cash in lieu of fractional shares               -              (2,098)
Employee stock options exercised           930,210
Purchase of treasury stock                      -                  -
Cash dividends on common stock                  -           (1,473,329)
Net unrealized loss on securities
 available for sale                             -                  -
                                      ------------        --------------
Balance, September 30, 1996            $13,380,530         $57,571,271
                                      ============        ==============

                                                                Net
                                                            unrealized
                                                              loss on
                                                            securities
                                        Treasury             available
                                          stock               for sale
                                      -----------         ---------------

Balance, December 31, 1995           $        -           $       (564)

Net income for the nine months
 ended Sept. 30, 1996                         -                      -
Conversion of Class B common stock
 to Class A common stock
6% stock dividends declared                   -                      -
Cash in lieu of fractional shares             -                      -
Employee stock options exercised              -                      -
Purchase of treasury stock            (1,477,166)                    -
Cash dividends on common stock                -                      -
Net unrealized loss on securities
 available for sale                           -                 (44,993)
                                    -------------        ---------------
                                     $(1,477,166)         $     (45,557)
                                    =============        ===============

The accompanying notes are an integral part of this statement.




         ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30,

                                           1996           1995
                                         -------        --------

Cash flows from operating activities
  Net income                              $7,418,485      6,165,091
Adjustments to reconcile net income to
  net cash provided by operating
  activities
Depreciation                                319,523         186,920
 Provision for loan losses               (1,000,000)              -
 Accretion of investment
 securities discount                        (77,503)        (67,472)
 Amortization of investment
  securities prem                           515,487         108,461
 Amortization of deferred loan fees         (90,366)        (84,894)
 Accretion of discount on loans
  purchased                              (1,078,281)       (913,516)
 (Benefit) provision for deferred
  income taxes                             (636,181)     (3,088,528)
 Loss (gain) on sale of equipment                 -           4,104
 (Gain) loss on other real estate        (1,969,201)       (600,359)
 Gain on sale of loans                     (416,878)        (54,024)
 (Increase) decrease in accrued
  interest rec                             (416,711)     (1,466,853)
 (Increase) decrease in other assets      1,606,390       1,656,265
  Increase (decrease) in accrued
  interest pay                              515,194       1,057,857
  Increase in unearned income on loans      128,441         206,571
  Increase (decrease) in other
   liabilities                            4,485,380       1,308,252
                                        -----------      -----------
  Net cash provided by operating
   activities                             9,303,779       4,417,875

Cash flows from investing activities
  Net increase in int bearing balances
   in banks                                (495,001)       (640,061)
  Proceeds from calls and maturities of
   investment securities
   held to maturity                       8,802,031       19,107,212
  Purchase of investment securities
   held to maturity                     (17,502,243)     (40,697,004)
  Purchase of loans                               -      (51,493,946)
  Purchase of securities
   available for sale                    (2,653,171)              -
  Net decrease in loans                   2,370,552        6,485,168
  Purchase of premises and equipment       (469,235)        (834,707)
  Proceeds from sale and payments
   on other real est                      2,230,997        4,271,198
                                        -----------      -------------
Net cash (used in) provided by
   investing  activities                 (7,716,070)     (63,802,140)

Cash flows from financing activities
  Net (decrease) increase in short-term
   borrowings                                    -       (21,000,000)
  Net increase (decrease) in
   non-interest bearing &
   interest bearing demand
   deposits and savings a/cs           (13,168,412)       19,283,227
  Net increase (decrease) in
   certificates of deposit              (9,785,826)       41,959,218
  Mortgage payments                        (29,607)          (27,359)
  Cash dividends in lieu of
   fractional shares                        (2,098)           (2,073)
  Purchase of treasury stock            (1,477,165)                -
  Net increase in long-term borrowings   2,500,000                 -
  Issuance of common stock under stock
    option plans                         1,154,192            41,681
  Cash dividends                        (1,473,330)         (470,356)
  Retirement of purchased
   treasury stock                                -          (843,986)
  Other                                   (44,992)                 -
                                       ------------       ------------
Net cash provided by (used in)
 financing activities                 (22,327,238)        38,940,352
  NET (DECREASE) INCREASE IN
      CASH AND CASH EQUIVALENTS       (20,739,529)       (20,443,913)
Cash and cash equivalents at
 beginning of year                     46,645,012         47,137,320
                                      ------------       -------------

Cash and cash equivalents at
 end of year                          $25,905,483        $26,693,407
                                      ===========        ===========

The accompanying notes are an integral part of these statements.

      ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania , Inc. (the Company) and its wholly-owned subsidiaries: Royal Bank of Pennsylvania (the
Bank), Royal Real Estate of Pennsylvania, Inc. and Royal Investments of Delaware, Inc. These financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.

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

2. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 8,310,610 and 8,309,726 for the three months ended, September 30, 1996 and 1995, respectively, and 8,095,865 and 8,203,124 for the nine months ended September 30, 1996 and 1995, respectively.

4.   Investment Securities:

     The carrying value and approximate market value of investment securities at September 30, 1996 are as follows:



                    Amortized
                       or           Gross       Gross     Approximate
                    purchased     unrealized  unrealized    market    Carrying
                      cost          gains       losses      value      value
                    ---------     ---------   ----------  ----------- --------
Available for sale:
-------------------
Common stock       $1,063,982  $    1,269  $      244  $ 1,065,007  $1,065,007
Preferred stock     2,628,550          -       70,050    2,558,500   2,558,500
                   ----------  ----------  ----------  -----------  ----------
                   $3,692,532  $    1,269  $   70,294  $ 3,623,507  $3,623,507
                   ==========  ==========  ==========  ===========  ==========

Held to maturity:
-----------------
US Treasury &
 agencies        $16,434,344   $  94,518   $  43,480   $16,485,382 $ 16,434,344
State &
 municipal           496,930      88,170           -       585,100      496,930
Corporate debt
 securities       94,983,751     313,457     534,120    94,763,088   94,983,751
                ------------   ---------   ---------  ------------ ------------
                $111,915,025   $ 496,145   $ 577,600  $111,833,570 $111,915,025
                ============   =========   =========  ============ ============


5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:


                                         THREE MONTHS ENDED SEPT. 30,
                                         ----------------------------
                                              1996         1995
BALANCE AT JUNE 30,                        $9,655,867    $8,966,818

    Loans charged -off                       (204,623)      (21,312)
    Recoveries                              1,300,667        52,439
                                           -----------   ----------
    Net charge-offs and recoveries          1,096,044        31,127
    Addition due to Knoblauch merger                -       912,250
                                           -----------   ----------
    Provision for loan losses              (1,000,000)            -
                                           -----------   ----------

BALANCE AT END OF PERIOD                   $9,751,911    $9,910,195
                                           ==========    ==========

                                           NINE MONTHS ENDED SEPT. 30,
                                           ---------------------------
                                             1996          1995
BALANCE AT BEGINNING OF YEAR                $9,746,559     $8,991,617

    Loans charged-off                         (471,104)       (71,312)
    Recoveries                               1,476,456         77,640
                                           -----------     -----------
    Net charge-offs and recoveries           1,005,352          6,328
    Addition due to Knoblauch merger                 -        912,250
                                           -----------     ----------
    Provision for loan losses               (1,000,000)             -
                                           -----------     ----------

BALANCE AT END OF PERIOD                    $9,751,911     $9,910,195
                                            ==========     ==========


6. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,052,681 and $7,708,477 at September 30, 1996 and 1995, respectively. Loan balances past due 90 days or more that are not on a non-accrual status, but management expects will eventually be paid in full amounted to approximately $0 at September 30, 1996 and $391,257 at September 30, 1995. Although the Company has non-performing loans of approximately $4,052,681 at September 30, 1996, management believes it has adequate collateral to limit its credit risks.

    The balance of impaired loans was $2,766,983 at September 30, 1996. The Company identified a loan impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at September 30, 1996. The income recognized on impaired loans during the nine month period ended September 30, 1996 was $3,984.

    The cash collected on impaired loans during this nine month period was $269,326, of which $265,342 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this nine month period in 1996 was $81,411. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the nine month period ended September 30, 1996.


FINANCIAL CONDITION
-------------------
     Total assets as of September 30, 1996 were $346.4 million, a decrease of $9.9 million from the $356.3 million reported at year end, December 31, 1995. This decrease is primarily due to decreases in cash and cash equivalents and loans of $20.7 million, partially offset by a $11.1 million increase in investment securities.

    The decrease in cash and equivalents of $20.7 million is primarily attributable to the purchase of investment securities and the funding of maturing deposits in the first quarter of 1996. Total loans decreased $1.3 million to $197.1 million from $198.4 million at December 31, 1995. This decrease is primarily due to maturities, payoffs and amortization of loan principal, partially offset by loan originations. Investment securities increased $11.1 million primarily due to the purchase of corporate bonds and preferred stock. Other real estate decreased $471 thousand due to the sale of properties, in addition to a reduction of new property foreclosures in 1996. The allowance for loan loss decreased $158 thousand, due to chargeoffs and negative provision of $1 million in the third quarter, to $9.7 million which represents 5% of total loans.

     Total deposits, the primary source of funds, decreased $23 million to $245.3 million at September 30, 1996, from $268.2 million at December 31, 1995. This decrease is primarily due to runoff experienced in certificates of deposits totaling $26.1 million. FHLB advances increased $2.5 million due to an advance taken in March, 1996 for $2.5 million for a term of ten years. Other liabilities increased $5 million, partially attributable to the establishment of a reserve of approximately $2.5 million relating to stock appreciate rights arising from the Stock Option and Appreciation Plan. This Plan provides employees compensation in the form of options to purchase shares of the Company's common stock. At the time an option is granted, an identical number of stock appreciation rights are granted, which enable the recipient on exercise, to receive payment in cash of increases in the market value of the stock from the date of grant. Accordingly, the Company has accrued approximately $2.5 million in the first nine months of 1996 toward the difference between current fair market values and the values at the stock appreciation grant date.

     Stockholder's equity increased $5.6 million to $82.8 million at September 30, 1996 from $77.2 million at December 31, 1995. This increase is primarily due net income of $7.4 million for the nine months period of 1996, partially offset by cash dividends of $1.5 million. Additionally, in 1996 the Company repurchased 148,096 shares of the Company's class A common stock at a cost of $1.5 million which is reflected as treasury stock, and an adjustment for accumulated unrealized loss on available for sale investment securities of $44 thousand. These decreases were partially offset by a $1.2 million increase due to stock options exercised in the third quarter of 111,991 shares.


LIQUIDITY & INTEREST RATE SENSITIVITY
-------------------------------------

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

     The liquidity ratio of the Company remains strong at approximately 46% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, US Treasuries and agencies, and to a lesser extent, obligations of state and political subdivisions and federal funds sold. The overall liquidity position is monitored on a monthly basis.

    Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 1996:


INTEREST SENSITIVITY ANALYSIS
(in thousands)                     REPRICING PERIODS
                         -----------------------------------------

                                         ONE YEAR   NON RATE
                               WITHIN      THRU     SENSITIVE
ASSETS                          ONE        FIVE     AND OVER
                                YEAR       YEARS    FIVE YEARS   TOTAL
                               ------    -------   -----------  ------
 Interest bearing deposits
          with banks            $1.6       $         $           $1.6
 Federal funds sold             17.6         -          -        17.6
 Securities available for
  sale                           3.6         -          -         3.6
 Securities held to maturity    48.0       53.1       10.8      111.9
 Loans                          61.6      100.3       38.8      200.7
 Other assets                     -          -        10.9       10.9
                              ------     ------      -----     ------
        TOTAL ASSETS          $132.4     $153.4      $60.5     $346.3

  LIABILITIES AND CAPITAL
 Non-interest bearing
  deposits                    $  -           -       $34.3      $34.3
 Interest bearing deposits:    113.2       41.2       56.2      210.6
 Borrowed funds                  1.3        1.7        2.5        5.5
 Other liabilities               -           -        12.8       12.89
 Stockholders' equity            -           -        83.1       83.1
                              ------     ------      -----    --------
 TOTAL LIABILITIES AND
  CAPITAL                     $114.5      $42.9     $188.9     $346.3

Interest rate sensitivity
  gap                         $17.9      $110.5    $(128.4)    $   -
                            -------     -------    -------    ---------

Cumulative interest rate
  sensitivity gap             $17.9      $128.4    $               -
                            -------    --------    -------    ---------



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

RESULTS OF OPERATIONS
---------------------

     Net income for the three months ended, September 30, 1996 was $3,105,833 or $.37 per share, as compared to net income of $2,141,187 or $.26 per share, for the same three month period in 1995. Net income for the nine months ended September 30, 1996 was $7,418,485, or $.92 per share, as compared to $6,165,091, or $.76 per share, for the same nine month period in 1995. These increases are primarily attributable to an increase in net interest income in addition to income relating to loan recoveries recorded in the third quarter of 1996.

     Net interest income increased $2.9 million to $8.1 million for the third quarter of 1996 as compared to $5.2 million for the same period ended, 1995. For the comparative nine month period, net interest income increased $4.2 million to $18.6 million as compared to $14.8 million for the same period in 1995. These increases are primarily attributable to interest recoveries arising from the repayment of a large loan, partially charged in prior periods, and an increase in an average earning assets relating to the acquisition of Knoblauch State Bank ("KSB") in 1995. These increases are comprised of $4.3 million and $2.8 million in interest income and fees on loans for the respective three and nine month periods. The year to date average balance of loans for the three and nine months ended September 30, 1996 were approximately and $196 million and $198.2 million, respectively, as compared to $203.5 and $178.2 for the same periods in 1995. Additionally, there was a $.1 million decrease and a $.6 million increase in interest and dividends on investment securities and interest bearing time deposits at banks for the respective three and nine month periods. These increases were partially offset by a $.5 million and $.7 million increase in interest expense on deposits for the respective three and nine month periods. The year to date average balance of deposits for the three and nine months ended September 30, 1996 were approximately $254.3 million and $256.1 million, respectively, as compared to $190.8 and $191.9 million for same periods in 1995.

     Due to recoveries exceeding charge-offs by $1.3 million for the third quarter, a recovery from allowance for loan loss of a $1 million (credit) was recorded in the third quarter of 1996, primarily due to Management's assessment that the level of reserves are adequate.

     Total non interest income for the three months ended September 30, 1996 was $.4 million, a decrease of $.1 as compared to $.5 million for the same period in 1995. For the comparative nine month period, non interest income was $3.9 million, an increase of $2.5 million as compared to $1.4 million for the same nine month period in 1995. These increases are primarily due to an increase in gains on sale of other real estate and loans in 1996. Additionally, there was an increase on service charges and fees on deposit accounts primarily due to the acquisition of KSB.

     Total non interest expenses for the three months ended September 30, 1996was $4.9 million, an increase of $2.2 million, as compared to $2.7 million for the same period in 1995. For the comparative six month period ended September 30, 1996, non-interest expense was $12.7 million, a $5.4 million increase, as compared to $7.3 million for the same nine month period in 1995. These increases are partially attributable to salaries and employee benefits due to an increase in staffing expenses attributable to the KSB acquisition, in addition to an expense recorded relating to the establishment of a reserve for the Stock Option and Appreciation Right Plan.

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

     Occupancy expenses decreased $.1 million for the three month period due to the closure of a branch in October, 1995, while occupancy expense increased $.1 million for the nine month comparative periods with the newly acquired office locations in the KSB acquisition. Other operating expenses increased $.5 million for both the respective three and nine month periods ended September 30, 1996 and are partially attributable to an increase in legal fees in addition to increased costs associated with the operation of the newly acquired office locations in the KSB acquisition.


CAPITAL ADEQUACY
---------------

     The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At September 30, 1996, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

     The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:


                              SEPT. 30, 1996  DECEMBER 31, 1995

        CAPITAL LEVELS
        Tier 1 leverage ratio     23.89%            22.2%
        Tier 1 risk-based         29.08%            27.7%
        ratio
        Total risk-based ratio    30.36%            29.0%

        CAPITAL PERFORMANCE
        Return on average         2.9%(1)           2.6%
        assets
        Return on average        12.5.%(1)          11.1%
        equity
                                             (1) annualized

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

                       PART II - OTHER INFORMATION
                      ----------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

  None

ITEM 2. CHANGES IN SECURITIES
------------------------------

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS
------------------------------------------------------

  None

ITEM 5. OTHER INFORMATION
-------------------------

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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

                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                (Registrant)

     Dated:  November 15th, 1996

     /s/ JAMES J. MCSWIGGAN
     -------------------------------------------------------
     James J. McSwiggan, Chief Financial Officer and Treasurer


     Dated: November 15th, 1996

     /s/ DAVID J. GREENFIELD
     ---------------------------------------------------------
     David J. Greenfield, Controller