Form 10-Q/A
period 1996-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1996-12-03
CIK 922487

FORM 10-Q/A
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

THIS DOCUMENT IS AN AMENDMENT TO THE ORIGINALLY FILED FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1996 PREVIOUSLY FILED AUGUST 14TH, 1996.


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    for the quarterly period ended: JUNE 30,1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     For the transition period from:     to

                         Commission file number:0-26366



                        ROYAL BANCSHARES OF PENNSYLVANIA,INC.
              (Exact name of the bank as specified in its charter)

                   PENNSYLVANIA                              23-2812193
               State or other jurisdiction of                (IRS  Employer
              incorporated or organization)
              identification No.)

                         732 MONTGOMERY AVENUE, NARBERTH, PA 19072
                         (Address of principal Executive Offices)

                                      (610)668-4700
                    (Registrant's telephone number, including area code)

                                      N/A
         (Former name, former address and former fiscal year, if changed since last report)


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

Class A Common Stock  Outstanding at June 30,1996 $2.00 PAR VALUE
                              6,464,308

Class B Common Stock  Outstanding at June 30, 1996 $.10 PAR VALUE
                              1,609,848



                                   SIGNATURES


     Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                (Registrant)


Dated: December 2, 1996:
                     /s/ James J. McSwiggan, Chief Financial Officer & Treasurer
                     ---------------------------------------------------------


Dated: December 2,1996:
                    /s/  David J. Greenfield, Controller
                    ---------------------------------------------------------