Form 10-K
period 1996-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1997-03-26
CIK 922487

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
            For the transition period from ___________ to ___________

                         Commission File Number 0-26366

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                           23-2812193
(State or other jurisdiction of               (IRS Employer
incorporation or organization)              Identification No.)

               732 Montgomery Avenue, Narberth, Pennsylvania 19072
                    (Address of principal executive offices)

Registrant's telephone number, including area code (610) 668-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock ($2.00 par value)
                    -----------------------------------------
                      Class B Common Stock ($.10 par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of common shares of the Registrant held by non-affiliates, based on the closing sale price as of February 28, 1997 was $42,058,204.

         As of February 28, 1997, the Registrant had 6,434,844 and 1,555,363 shares outstanding of Class A and Class B common stock, respectively.

Item 1. BUSINESS.

The Company

         Royal Bancshares of Pennsylvania, Inc. ("RBPA" or the "Registrant") is a Pennsylvania business corporation and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank of Pennsylvania (the "Bank"), all of the outstanding shares of common stock of the Bank were acquired by the RBPA and were exchanged on a one-for-one basis for common stock of RBPA. The principal activities of RBPA are owning and supervising the Bank, which engages in a general banking business in Montgomery County, Pennsylvania. RBPA also has a wholly-owned nonbank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. At December 31, 1996, RBPA had consolidated total assets of approximately $355 million, total deposits of approximately $254 million and stockholders' equity of approximately $85 million. In 1996, the holding company acquired a property located at 3836 Spring Garden Avenue in Philadelphia, PA as a potential site for future banking operations of the Bank.

The Bank

         The Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. The Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by Daniel M. Tabas in 1980. Royal Bank of Pennsylvania is an insured bank under the Federal Deposit Insurance Corporation (the "FDIC").

         The Bank derives its income principally from interest charged on loans and to a lesser extent, interest on investment securities and fees received in connection with the origination of loans and other services. The Bank's principal expenses are interest expense on deposits and operating expenses. Funds for activities are provided principally by operating revenues, deposit growth and the repayment of outstanding loans.

         Service Area. The Bank's primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, southern New Jersey and Delaware in the vicinity of Wilmington. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. The Bank serves this area from thirteen offices located throughout Montgomery, Philadelphia and Berks counties. The Bank also considers the states of Pennsylvania, New Jersey, New York and Delaware to constitute its service area for certain services. On occasion, the Bank will do business with clients located outside of its service area. The Bank's legal headquarters are located at Route 202 and Warner Road, King of Prussia, PA.

         The Bank conducts business operations as a commercial bank offering checking accounts, savings and time deposits, and loans, including residential mortgages, home equity and SBA loans. The Bank also offers safe deposit boxes, collections, and other customary bank services (excluding trust) to its customers. Drive-up, ATM, and night depository facilities are available. Services may be added or deleted from time to time. The services offered and the business of the Bank are not subject to significant seasonal fluctuations. The Bank is a member of the Federal Reserve System.

         Competition. The Bank is subject to intense competition from commercial banks, thrifts and other financial institutions. The Bank actively competes with such banks and institutions for local deposits and local retail and commercial accounts, and is also subject to competition from banks from areas outside its service area for certain segments of its business. For a number of years, competition has been increasing in the Bank's basic banking business because of the growing number of financial service entities that have entered our local market. This trend was accelerated by the passage of federal laws in the early 1980's which sharply expanded the powers of thrifts and credit unions, giving them most of the powers that were formerly reserved for commercial banks. While attempting to equalize the competition among the depository institutions, these statutes have little effect on less regulated entities such as money market mutual funds and investment banking firms. Many of these competitors have substantially greater financial resources and more extensive branch systems. To be successful, small banks must find a competitive edge. The Bank prides itself on giving its customers personalized service. The Bank has continued at modest levels its research activities relating to the development of new services and the improvement of existing bank services. Marketing activities have continued that have allowed the Bank to remain competitive. These activities include the review of existing services and the solicitation of new users of banking services.

         Employees. Royal Bancshares and its subsidiaries employed 116 persons on full-time equivalent basis as of December 31, 1996.

         Deposits. At December 31, 1996, total deposits of the Bank were distributed among demand deposits (15%), money market deposit accounts, savings and Super Now (37%) and time deposits (48%). At year end 1996, deposits decreased $14.1 million from year end 1995, or 5%, primarily due to decreases experienced in certificate of deposits and to a lesser extent, NOW and money market deposits. We note that the Bank or any bank could be financially stressed in the event a material number of the depositors elected to withdraw deposits from the institution within a short period of time. Conceivably, this could occur even though the FDIC insures each depositor for up to $100,000.

         Lending. At December 31, 1996, the Bank had a total loan portfolio of $209 million, representing 59% of total assets. The loan portfolio is categorized into commercial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, and installment loans.

         Current market and regulatory trends in banking are changing the basic nature of the banking industry. The Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with the Bank's size, objective of profit maintenance and stable capital structure.

Recent Acquisitions

         On July 21, 1995, Knoblauch State Bank merged with, into and under the charter of the Bank as all of the outstanding stock of Knoblauch State Bank ("KSB") was acquired by the Bank in a purchase transaction for approximately $8.2 million in cash. KSB was a state-chartered non-member bank with five offices engaged in commercial and retail banking in Philadelphia, Montgomery County and the Reading area of Berks County. At June 30, 1995, KSB had total assets of approximately $95.9 million and deposits of approximately $87 million.

Non-Bank Subsidiary

         On June 30, 1995, RBPA established a special purpose Delaware investment company, Royal Investments of Delaware, Inc., ("RID") as a wholly-owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. RID buys, holds and sells investment securities. At December 31, 1996, total assets of RID were $27.4 million, of which $17.7 million was held in investment securities comprised primarily of corporate debt and equity securities. In 1996, Royal Investments of Delaware acquired a property located at 814 Montgomery Avenue, Narberth, PA.

Supervision and Regulation

         Holding Company. RBPA, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities commissions for matters relating to the offering and sale of its securities. Accordingly, if RBPA wishes to issue additional shares of its Common Stock, in order, for example, to raise capital or to grant stock options, RBPA will have to comply with the registration requirements of the Securities Act of 1933 as amended, or find an applicable exemption from registration.

         RBPA is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to supervision by the Federal Reserve Board. The BHC Act requires RBPA to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the BHC Act prohibits RBPA from acquiring more than 5% of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

         A bank holding company also is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any such company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

         As a bank holding company, RBPA is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make examinations of the Holding Company and any or all of subsidiaries. Further, under Section 106 of the 1970 amendments to the BHC Act and the Federal Reserve Board's regulation, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services. The so called "anti-tying" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or service from the bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

         Under Pennsylvania law, RBPA is permitted to control an unlimited number of banks. However, RBPA would be required under the BHC Act to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other than the Bank, if, after such acquisition, would or control more than 5% of the voting shares of such bank.

         The Bank. The deposits of Royal Bank of Pennsylvania are insured by the FDIC. The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and by the FDIC. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation.

         Under the Pennsylvania Banking Code of 1965, as amended, the ("Code"), the Registrant has been permitted since March 4, 1990 to control an unlimited number of banks. However, the Registrant would be required under the Bank Holding Company Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than the Bank, if, after such acquisition, the registrant would own or control more than 5 percent of the voting shares of such bank. The Bank Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Act of 1994 which authorizes bank holding companies subject to certain limitations and restrictions to acquire banks located in any state.

         In 1995, the Code was amended to harmonize Pennsylvania law with the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 to enable Pennsylvania institutions to participate fully in interstate banking and to remove obstacles to the choice by banks from other states engaged in interstate banking to select Pennsylvania as a head office location. Some of the more salient features of the amendment are described below.

         A bank holding company located in Pennsylvania, another state, the District of Columbia or a territory or possession of the United States may control one or more banks, bank and trust companies, national banks, interstate banks and, with the prior written approval of the Pennsylvania Department of Banking, may acquire control of a bank and trust company or a national bank located in Pennsylvania. A Pennsylvania-chartered institution may maintain branches in any other state, the District of Columbia, or a territory or possession of the United States upon the written approval of the Pennsylvania Department of Banking.

         Finally, a banking institution existing under the laws of another jurisdiction may establish a branch in Pennsylvania if the laws of the jurisdiction in which it is located permit a Pennsylvania-chartered institution or a national bank located in Pennsylvania to establish and maintain a branch in such jurisdiction on substantially the same terms and conditions.

         In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental resources or to any other person by virtue of the fact that the lender engages in such commercial lending practices. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substances on or from the property, or knowingly and willfully compelled the borrower to commit an action which caused such release or violation of an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

         A subsidiary bank of a holding company is subject to certain restrictions imposed by the Federal Reserve Act, as amended, on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act, as amended, and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person who becomes a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

         Federal law also prohibits the acquisition of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities of the bank holding company.

         From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

         Under the Federal Deposit Insurance Act ("FDIC Act"), the FDIC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or in violation of applicable law. Moreover, the FDIC Act: (i) empowers the FDIC to issue cease-and-desist or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorizes the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) restricts lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof;
(iv) restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the FDIC Act provides that no person may acquire control of the Bank unless the FDIC has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval. In April 1995, regulators revised the Community Reinvestment Act ("CRA") with an emphasis on performance over process and documentation. Under the revised rules, the five-point rating scale is still utilized by examiners to assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The rule became effective July 1, 1995.

         Under the CRA, the FDIC is required to: (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank's record of meeting the credit needs of its entire community, including low-and moderate-income neighborhoods. This evaluation will include a descriptive rate ("outstanding," "satisfactory," "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. After its most recent examination of the Bank under CRA, the FDIC gave the Bank a CRA rating of satisfactory.

         Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions in any one day of which the Bank is aware that exceed $10,000 in the aggregate or other lesser amounts. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

         Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The Bank believes that further merger activity within Pennsylvania is likely to occur in the future, resulting in increased concentration levels in banking markets within Pennsylvania and other significant changes in the competitive environment. The Riegle-Neal allows adequately capitalized and managed bank holding companies to acquire banks in any state starting one year after enactment (September 29, 1995). Another provision of the Riegle-Neal Act allows interstate merger transactions beginning June 1, 1997. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of-state banks, or "opting-out" of interstate mergers entirely. Through interstate merger transactions, banks will be able to acquire branches of out-of-state banks by converting their offices into branches of the resulting bank. The Riegle-Neal Act provides that it will be the exclusive means for bank holding companies to obtain interstate branches. Under the Riegle-Neal Act, banks may establish and operate a "de novo branch" in any State that "opts-in" to de novo branching. Foreign banks are allowed to operate branches, either de novo or by merger. These branches can operate to the same extent that the establishment and operation of such branches would be permitted if the foreign bank were a national bank or state bank. All these changes are expected to intensify competition in local, regional and national banking markets. The Pennsylvania Banking Code has been amended to enable Pennsylvania institutions to participate fully in interstate banking (see discussion above).

Federal Deposit Insurance Corporation Improvement Act of 1991

         General. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDIC Improvement Act") includes several provisions that have a direct impact on the Bank. The most significant of these provisions are discussed below.

         Examinations; Prompt Corrective Action. The FDIC is required to conduct periodic full-scope, on-site examinations of the Bank. In order to minimize losses to the deposit insurance funds, the FDIC Improvement Act establishes a format to more monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDIC Improvement Act establishes five "capital" categories. They are: (1) well capitalized, (2) adequately capitalized,
(3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized.

         Under Current regulations, a "well-capitalized" institution would be one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level. The Bank is presently categorized as a "well-capitalized" institution.

         An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier 1 Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement to be in the form of Tier 1 capital, this also will mean that a bank would need to maintain at least 4% Tier 1 risk-based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed "adequately capitalized."

         An "undercapitalized" institution is one that fails to meet one or more of the required minimum capital levels for an "adequately capitalized" institution. Under the FDIC Improvement Act, an "undercapitalized" institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other restrictions may be imposed.

         A "critically undercapitalized" institution is one that has a tangible equity (Tier 1 capital) ratio of 2% or less. In addition to the same restrictions and prohibitions that apply to "undercapitalized" and "significantly undercapitalized" institutions, any institution that becomes "critically undercapitalized" is prohibited from taking the following actions without the prior written approval of its primary federal supervisory agency: engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions; amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution's market area. In addition, a "critically undercapitalized" institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.

         Real Estate Lending Guidelines. Pursuant to the FDIC Improvement Act, the FDIC has issued real estate lending guidelines that establish loan-to-value ("LTV") ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If a bank does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. In addition to establishing the LTV ratios, the FDIC's real estate guidelines require all real estate loans to be based upon proper loan documentation and a recent independent appraisal of the property. The FDIC's guidelines establish the following limits for LTV ratios:

                                                                LTV
      Loan Category                                             Limit

      Raw Land                                                    65%
      Land Development
      Construction:
                    Commercial, Multifamily (includes
                     condos and co-ops), and other
                      Nonresidential                              80%
                      Improved Property                           85%
      Owner occupied 1-4 Family and Home Equity
                      (without credit enhancements)               90%

         The guidelines provide exceptions to the LTV ratios for government-backed loans; loans facilitating the sale of real estate acquired by the lending institution in the normal course of business; loans where the Bank's decision to lend is not based on the offer of real estate as collateral and such collateral is taken only out of an abundance of caution; and loans renewed, refinanced, or restructured by the original lender to the same borrower, without the advancement of new money. The regulation also allows institutions to make a limited amount of real estate loans that do not conform with the proposed LTV ratios. Under this exception, the Bank would be allowed to make real estate loans that do not conform with the LTV ratio limits, up to an amount not to exceed 100% of the Bank's total capital.

         Truth in Savings Act. The FDIC Improvement Act also contains the Truth in Savings Act. The purpose of this Act is to require the clear and uniform disclosure of the rates of interest that are payable on deposit accounts by the Bank and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. This Act requires the Bank to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned,
(2) the amount of interest earned, (3) the amount of any fee and charges imposed and (4) the number of days in the reporting period. This Act allows for civil lawsuits to be initiated by customers if the Bank violates any provision or regulation under this Act.

Monetary Policy

         The earnings of the Bank are affected by the policies of regulatory authorities including the Federal Reserve Board. An important function of the Federal Reserve System is to influence the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities, changes in reserve requirements against member bank deposits and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

         The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on its reserve requirements, deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Bank cannot be predicted.


ITEM 2.  PROPERTIES

         The Bank has thirteen banking offices, all of which are located in Pennsylvania, at the following locations:


Narberth Office (1)                 Villanova Office                   King of Prussia Office
-------------------                 ----------------                   ----------------------
732 Montgomery Ave                  801 East Lancaster Avenue          Rt. 202 & Warner Road
Narberth, Pa. 19072                 Villanova, Pa. 19085               King of  Prussia, Pa. 19406

Philadelphia  Offices               Shillington Office                 Bridgeport Office (1)
---------------------               ------------------                 ---------------------
- One Penn Square West              516 East Lancaster Avenue          105 W. 4th Street
  30 South 15th Street               Shillington. Pa 19607             Bridgeport, Pa. 19406
  Philadelphia, Pa 19102
                                    Trooper Office                     Upper Merion Office
                                    --------------                     -------------------
- 1340 Walnut Street                Trooper & Egypt Roads              Beidler & Henderson Roads
  Philadelphia, Pa. 19107           Trooper, Pa. 19401                 King of Prussia, Pa. 19406

- 401 Fairmount Avenue (1)          Reading Office                     Phoenixville Office (1)
                                    --------------                     ----------------------
  Philadelphia, Pa. 19123           501 Washington Street              808 Valley Forge Road
                                    Reading, Pa. 19601                 Phoenixville, Pa. 19460
Jenkintown Office (1)
---------------------               ---------------------------------- -----------------------------------
600 Old York Road                   (1) owned
Jenkintown, Pa 19046


         The Bank owns five of the above properties, of which one property is subject to a mortgage. The remaining eight properties are leased with expiration dates between 1997 and 2001. During 1996, the Bank made aggregate lease payments of approximately $339 thousand. The Bank believes that all of its properties are attractive, adequately insured, and well maintained. The Bank also owns a property located at 144 Narberth Avenue, Narberth, Pa. which may serve as a site for future expansion.

ITEM 3.  LEGAL PROCEEDINGS

     A description of all material pending legal proceedings, other than ordinary routine litigation incidental to business of the Registrant is set forth below.

         On August 28, 1990, a civil action Complaint was filed against the Bank by David J. Ackerman and Joyce G. Ackerman in the Court of Common Pleas, Montgomery County, Commonwealth of Pennsylvania ("Complaint"). The Complaint arises out of the Ackermans purchase of two (2) certificates of deposit from Royal Bank of Pennsylvania on November 25, 1983 for purposes of a marital IRA investment. Specifically, Joyce Ackerman purchased a $2,000 five year CD and David Ackerman purchased a $250 five year CD "with interest at the rate of 12 percent per annum". In sum and substance, the Ackermans' Complaint alleges that they were not informed that the CDs purchased from Royal Bank of Pennsylvania on November 25, 1983 were simple interest CDs and assumed that the interest on the CDs was compounded annually; and that the Bank thereby violated the Pennsylvania Unfair Trade Practices And Consumer Protection Law ("UTPCPL"). The Ackermans seek actual monetary damages of $388.80 representing the difference between simple interest and annually compounded interest on the CDs purchased from Royal Bank. The Ackermans also seek treble damages, which may be awarded in the discretion of the Court under the UTPCPL. The damages sought by the Ackermans individually are clearly not material. However, the Ackermans also filed their Complaint as a Class Action on behalf of all persons who purchased or redeemed simple interest certificates of deposit on or after August 28, 1984. On March 7, 1994, the Honorable Marjorie C. Lawrence, Judge of the Montgomery County Court of Common Pleas entered an Order certifying this Class. Management believes that there are substantial defenses against these claims and that it is unlikely that any potential loss would have a material adverse effect on the Bank's consolidated financial position, liquidity or results of operations.

         Prior to the acquisition of KSB, KSB had been engaged in various litigation relating to the propriety of the Secretary of Banking's seizure of the Knoblauch Private Bank and The Marian Bank, and the transfer of certain of their assets to KSB. At the time of the acquisition, settlement of this litigation had been substantially completed; however, certain litigation remained outstanding. As a result, RBPA's consideration for the purchase of KSB's outstanding shares was placed in escrow pending resolution of the seizure litigation. Should the seizure litigation be settled adversely to KSB, the escrowed funds will be used to satisfy any judgments against KSB. RBPA could be liable for any judgments in excess of the escrowed funds. Management believes that the possibility that judgments would exceed the escrowed funds is remote.

         On October 6, 1995, RBPA was named in a lawsuit filed by Catherine Baker Knoll, Pennsylvania State Treasurer, alleging the State Workers' Insurance Fund (SWIF) board acted improperly in approving the sale of KSB to RBPA and seeking to break the escrow and have the escrowed funds paid to the Treasury of the Commonwealth of Pennsylvania. If the escrow is broken, RBPA may be at risk for any unsettled seizure litigation. Management believes the likelihood of an adverse outcome is slight, and in any event, there will be no material adverse effect on the liquidity, results of operations or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

         On September 6, 1988 the Registrant's Class A Common Stock commenced trading on the NASDAQ National Market System (NASDAQ/NMS). The Registrant's NASDAQ Symbol is RBPAA and is included in the NASDAQ National Market Stock Table which is published in most major newspapers. The following table presents the high, low and closing transaction prices on all NASDAQ/NMS securities. The market makers for the Registrant's stock are F. J. Morrissey & Co., Inc., Ryan Beck & Co., Inc., Herzog, Heine, Geduld, Inc., Wheat First Securities Inc., and Ferris Baker Watts Inc. There is no market for the Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the Registrant's stock prices for the last eight quarters.

1996                         High        Low       Last
----                         ----        ---       ----
First Quarter               10.377      8.255     10.142
Second Quarter              11.000      9.500     10.125
Third Quarter               11.000      9.500     10.375
Fourth Quarter              12.000     10.375     11.500



1995                         High        Low       Last
----                         ----        ---       ----
First Quarter                8.232      6.675      7.342
Second Quarter               8.491      6.897      7.547
Third Quarter               10.142      7.429     10.142
Fourth Quarter              10.142      8.491      9.198

(Source:  This summary reflects information supplied by NASDAQ.)

         "The NASDAQ Stock Market" or "NASDAQ" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The NASDAQ Stock Market consists of two distinct market tiers: the NASDAQ National Market and The NASDAQ SmallCap Market. The NASDAQ Stock Market, Inc., is a wholly-owned subsidiary of National Association of Securities Dealers, Inc.

         The approximate number of recorded holders of the Registrant's Class A and Class B Common Stock, as of December 31, 1996, is shown below:

         Title of Class                          Number of Record Holders
         Class A Common Stock                           437
         Class B Common Stock                           189

Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was 471 as of December 31, 1996.

Dividends

         Subject to certain limitations imposed by law, the Board of Directors of the Registrant may declare a dividend on shares of common stock.

         Stock Dividends. On March 17, 1994, the Board of Directors of the Registrant declared a 6% stock dividend on both its Class A Common Stock and Class B Common Stock shares, payable May 13, 1994 to shareholders of record on April 20, 1994. The stock dividend resulted in the issuance of 352,475 additional shares of Class A Common Stock and 84,005 additional shares of Class B Common Stock. On March 20, 1995 the Board of Directors of the Registrant declared a 6% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on May 12, 1995 to Shareholders of record on April 20, 1995. The stock dividend resulted in the issuance of 347,661 additional shares of Class A Common Stock and 87,359 additional shares of Class B Common Stock.
On March 14, 1996, the Board of Directors of the Registrant declared a 6% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 10, 1996, to Shareholders of record on April 18, 1996. The stock dividend resulted in the issuance of 365,229 additional shares of Class A Common Stock and 91,641 additional shares of Class B Common Stock. Future dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

         Cash Dividends. The Registrant paid a dividend of $.06 per share for holders of Class A Common Stock and $.069 per share for holders of Class B common stock in each quarter of 1996. This resulted in a charge to retained earnings of approximately $2.0 million. Future dividends must necessarily depend upon net income, capital requirements, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy.

         Cash dividends available for dividend distributions to the shareholders of the Registrant must initially come from dividends paid by the Bank to the Registrant. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Registrant. Under the Pennsylvania Banking Code of 1965, as amended, a restriction is placed on the availability of capital surplus for payment of dividends by the Bank.

         Under the Pennsylvania Business Corporation Law of 1988, as amended, the Registrant may pay dividends only if after payment the Registrant would be able to pay its debts as they become due in the usual course of business and the total assets are greater than the sum of its total liabilities plus the amount that would be needed if the Registrant were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. See
Note R to the Consolidated Financial Statements in Item 8 of this report.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial and operating information for RBPA should be read in conjunction with ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes in ITEM 8.




                                                                      Years ended December 31,
                                              --------------------------------------------------------------------
Income Statement Data                            1996           1995           1994         1993           1992
---------------------                         -----------    -----------   -----------   ----------    -----------
(in thousands)
Interest income                               $    33,618    $    29,755   $    29,021   $    27,636    $    26,828
Interest expense                                   10,054          9,592         8,244         9,290         10,020
                                              -----------    -----------   -----------   -----------    -----------
Net interest income                                23,564         20,163        20,777        18,346         16,808
Increase (Decrease) Provision for loan
  losses                                           (1,488)          --           2,500           811          4,250
                                              -----------    -----------   -----------   -----------    -----------
Net interest income after loan loss
  provision                                        25,052         20,163        18,277        17,535         12,558
    Gain on sale of loans                             427             86            71         1,500         (1,550)
    Gain/Loss on real estate                        2,016            870         1,435        (3,008)          --
    Other income                                    1,759          1,098           947         1,298          1,691
                                              -----------    -----------   -----------   -----------    -----------
Total other income                                  4,202          2,054         2,453          (210)           141
Income before other expenses & income taxes        29,254         22,217        20,730        17,325         12,699
Non interest expenses:
    Salaries                                        9,602          4,850         3,861         3,483          3,158
    Other                                           5,508          5,461         5,791         4,675          3,906
                                              -----------    -----------   -----------   -----------    -----------
Total other expenses                               15,110         10,311         9,652         8,158          7,064
Income before taxes and cumulative effect
of change in accounting principle                  14,144         11,906        11,078         9,167          5,635
Income taxes                                        3,907          3,648         3,066         2,543            977
                                              -----------    -----------   -----------   -----------    -----------
Income and cumulative effect of a
      change in accounting principle               10,237          8,258         8,012         6,624          4,658
Effect of a change in accounting principle           --             --            --             500           --
                                              -----------    -----------   -----------   -----------    -----------
Net income                                    $    10,237    $     8,258   $     8,012   $     7,124    $     4,648
                                              ===========    ===========   ===========   ===========    ===========

Earnings per share (1)                        $      1.23    $      1.01   $      0.97   $      0.85    $      0.57
                                              -----------    -----------   -----------   -----------    -----------

Weighted average number of shares               8,291,056      8,199,605     8,260,121     8,412,801      8,104,128
                                              ===========    ===========   ===========   ===========    ===========

-------------------------------------------------------------------------------
(1) Earnings per share and the weighted average number of shares used in the calculation have been adjusted to reflect a 6% stock dividend in 1996, a 6% stock dividend in 1995, a 6% stock dividend in 1994, a 5% stock dividend in 1993, and a 3.5% stock dividend in 1992.


Balance Sheet Data                        1996             1995               1994               1993              1992
------------------                      --------          -------           --------           --------          --------
(in thousands)
Total assets                            $355,149          $356,264          $312,956           $304,574          $322,988
Total average assets                     343,360           312,823           282,162            282,730           274,229
Loans, net of unearned income            209,017           198,419           162,739            167,680           190,770
Total deposits                           254,183           268,242           211,965            226,062           260,861
Total  long term debt                      4,814             2,984             3,969                727               765
Total stockholders' equity                84,581            77,189            70,617             62,652            55,977
Total average stockholders' equity        80,910            74,091            66,398             58,927            54,312
Return on average assets                    3.0%              2.6%              2.8%               2.5%              1.7%
Return on average equity                   12.7%             11.1%             12.1%              12.1%              8.6%
Average equity to average assets           23.6%             23.7%             23.5%              20.8%             19.8%
Cash dividend payout ratio                 19.2%             11.4%               --                 --                --

Average Balances

         The following table presents the average daily balances of assets, liabilities and stockholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:


                                                                1996                                          1995
                                            -------------------------------------------------------------------------------------
                                            Average                            Yield/      Average                         Yield/
Assets (In thousands)                       Balance           Interest          Rate       Balance           Interest       Rate
---------------------                       -------           --------         ------      -------           --------      ------
Interest bearing deposits in banks         $  1,758            $   103          5.86%     $   2,018          $   106        5.25%

Federal funds                                18,332              1,015          5.54%        19,519            1,121        5.74%
Other short term investments                     --                 --            --             --               --          --
Investment securities:
  Held to maturity:
    Taxable                                 109,522              7,006          6.40%        92,821            6,048        6.52%
    Nontaxable (1)                              497                 88         17.68%         6,103            1,003       16.44%
  Available for sale
    Taxable                                   3,674                326          8.87%           940               66        7.02%
Total investment securities                 113,693              7,390          6.50%        99,864            7,117        7.13%

Loans: (2)
    Commercial & industrial(3)              113,543             15,553         13.70%       111,002           12,964       11.68%

    Commercial mortgages(4)                  68,689              7,791         11.34%        61,446            7,234       11.77%

    Other loans(1)                           18,386              1,766          9.61%        13,286            1,809       13.62%
                                           --------           --------         -----      ---------          -------       -----
            Total loans                     200,618             25,110         12.52%       185,734           22,007       11.85%
                                           --------           --------         -----      ---------          -------       -----
Total interest earning assets              $334,401            $33,648         10.06%      $307,135          $30,351        9.88%

Non interest earning assets
  Cash & due from banks                       6,207                                           6,164
  Other assets                               16,401                                          14,571
  Allowance for loan loss                    (9,672)                                         (9,376)
  Def income/unearned disc                   (3,977)                                         (5,671)
                                           --------                                        --------
Total non interest
    earning assets                            8,959                                           5,688
                                           --------                                        --------
Total assets                               $343,360                                        $312,823
                                           ========                                        ========
Liabilities & Stockholders' Equity
Deposits:
  Savings                                  $ 16,514            $   425          2.57%      $ 12,319          $   337        2.74%
  NOW & Money Market                         71,597              2,129          2.97%        60,349            2,023        3.35%
  CDs & other time deposits                 126,089              7,157          5.68%       122,826            6,948        5.66%
                                           --------           --------         -----      ---------          -------       -----
Total interest bearing deposits            $214,200            $ 9,711          4.53%      $195,494          $ 9,308        4.76%
Federal funds                                    --                 --            --            116                5        4.31%
Long term borrowings                          4,909                343          6.99%         3,918              280        7.15%
                                           --------           --------         -----      ---------          -------       -----
Total interest bearing liabilities         $219,109            $10,054          4.59%      $199,528          $ 9,593        4.81%
                                           --------           --------         -----      ---------          -------       -----
    Non interest bearing deposits            33,369                                          32,319
    Other liabilities                         9,972                                           6,885
                                           --------                                        --------
Total liabilities                           262,450                                         238,732
    Stockholders' equity                     80,910                                          74,091
                                           --------                                        --------
Total liabilities and
      stockholders' equity                 $343,360                                        $312,823
                                           ========                                        ========
Net interest income                                            $23,594                                       $20,758
                                                               =======                                       =======
Net yield on
   interest earning assets                                                      7.06%                                       6.76%
                                                                                ====                                        ====




                                                               1994
                                           --------------------------------------------
                                            Average                               Yield/
                                            Balance            Interest            Rate
                                            -------            --------           ------
Interest bearing deposits in banks         $  3,526            $   198            5.62%
Federal funds                                10,347                427            4.13%
Other short term investments                     82                  2            2.44%
Investment securities:
  Held to maturity:
    Taxable                                  82,008              5,396            6.58%
    Nontaxable (1)                           12,094              1,853           15.32%
  Available for sale
    Taxable                                     776                 35            4.51%
Total investment securities                  94,878              7,284            7.68%
Loans: (2)
    Commercial & industrial(3)               96,182             10,075           10.47%
    Commercial mortgages(4)                  63,533             10,937           17.21%
    Other loans(1)                            5,987                729           12.18%
                                           --------            -------           -----
            Total loans                     165,702             21,741           13.12%
                                           --------            -------           -----
Total interest earning assets              $274,535            $29,652           10.80%
Non interest earning assets
  Cash & due from banks                       5,111
  Other assets                               18,424
  Allowance for loan loss                    (8,198)
  Def income/unearned disc                   (7,170)
                                           --------
Total non interest
    earning assets                            7,627
                                           --------
Total assets                               $282,162
                                           ========

Liabilities & Stockholders' Equity
Deposits:
  Savings                                  $  8,930                222            2.49%
  NOW & Money Market                         51,941              1,353            2.60%
  CDs & other time deposits                 115,199              6,621            5.75%
                                           --------            -------           -----
 Total interest bearing deposits           $176,070            $ 8,196            4.65%
Federal funds                                   270                  6            2.22%
Long term borrowings                            708                 42            5.93%
                                           --------            -------           -----
Total interest bearing liabilities         $177,048            $ 8,244            4.66%
                                           --------            -------           -----
    Non interest bearing deposits            29,059
    Other liabilities                         9,657
                                           --------
Total liabilities                           215,764
   Stockholders' equity                      66,398
                                           --------
Total liabilities and
  stockholders' equity                     $282,162
                                           ========
Net interest income                                            $21,408
                                                               =======
Net yield on
   interest earning assets                                                        7.80%
                                                                                 =====



(1) The indicated income and annual rate are presented in a taxable equivalent basis using the federal tax rate of 34% for all periods.

(2) Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

(3) Interest income on commercial & industrial loans for 1996 include a one-time recovery of interest of $3.2 million.

(4) Interest income on commercial mortgages for 1994 include a one-time income of $2.5 million.

Rate Volume

         The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended, December 31, 1996 and 1995, as compared to respective previous periods, into amounts attributable to both rate and volume variances.


(in thousands)                                            1996 Vs 1995                         1995 Vs 1994
                                              ---------------------------------      ---------------------------------
                                                 Changes due to:                       Changes due to:
                                              --------------------                   --------------------
Interest income                                Volume       Rate         Total       Volume        Rate         Total
---------------                               -------      -------      -------      -------      -------      -------
Interest bearing deposits in banks            $   (14)     $    14      $    --      $   (83)     $   (10)     $   (93)
Federal funds sold                                 (6)        (100)        (106)         727          (33)         694
Investment securities:
   Held to maturity:
         Taxable                                1,070         (112)         958         (976)         126         (850)
         Nontaxable(1)                           (835)         262         (573)         705          (53)         652
    Available for sale
          Taxable                                 238           22          260            8           23           31
                                              -------      -------      -------      -------      -------      -------
      Total investment securities                 657          (43)         614         (263)          96         (167)
Loans:(2)
    Commercial & industrial                       303        2,286        2,589        1,655        1,234        2,889
    Commercial mortgages(3)                       829         (272)         557         (349)      (3,354)      (3,703)
    Other loans(1)                                524         (315)         209          985           96        1,081
                                              -------      -------      -------      -------      -------      -------
            Total loans                         1,656        1,699        3,355        2,291       (2,024)         267
                                              -------      -------      -------      -------      -------      -------
Total increase (decrease) in interest income  $ 2,109      $ 1,785      $ 3,893      $ 2,672      $(1,971)     $   701


Interest expense
----------------
Deposits:
  Savings                                     $   109      $   (21)     $    88      $    91      $    24      $   115
  NOW & Money Market                              351         (245)         106          242          429          671
  CDs & other time deposits                       185           24          209          433         (106)         327
                                              -------      -------      -------      -------      -------      -------
         Total interest bearing deposits          645         (242)         403          766          347        1,113
Federal funds purchased                            (5)          --           (5)          --           (1)          (1)
Mortgage payable and
         long term borrowings                      69           (6)          63          216           21          237
                                              -------      -------      -------      -------      -------      -------

Total increase (decrease) in interest expense     709         (248)         461          982          367        1,349
                                              -------      -------      -------      -------      -------      -------
Total increase (decrease) in
      net interest income                     $ 1,400      $ 2,033      $ 3,433      $ 1,690      $(2,338)     $  (650)
                                              =======      =======      =======      =======      =======      =======

Loans

         The following table reflects the composition of the loan portfolio of Royal Bank of Pennsylvania and the percent of gross outstandings represented by each category at the dates indicated.


                                                                 Year ending December 31,
                                                                      (in thousands)
                            -----------------------------------------------------------------------------------------------------
Loans                               1996                 1995                 1994                 1993                 1992
-----                       -----------------------------------------------------------------------------------------------------
Commercial & industrial     $116,616     55%     $124,065     61%     $104,312      62%    $104,991      59%    $116,940      57%
Real estate                   93,925     44%       75,758     37%       64,357      38%      73,157      41%      86,803      43%
Consumer                       2,097      1%        3,352      2%           --       --          --      --           --      --
                            --------             --------             --------             --------             --------
      Total gross loans      212,638    100%      203,175    100%      168,689     100%     178,148     100%     203,743     100%
Unearned income               (1,290)              (1,160)              (1,006)                (616)                (890)
Disc on loans purchased       (2,331)              (3,596)              (4,924)              (9,852)             (12,083)
Allowance for loan loss       (9,084)              (9,747)              (8,992)              (6,608)             (10,889)
                            --------             --------             --------             --------             --------

Total loans, net            $199,933             $188,672             $153,747             $161,072             $179,881
                            ========             ========             ========             ========             ========


Analysis of Allowance for Loan Loss
-----------------------------------

                                                                      Year ending December 31,
                                                                           (in thousands)
                                           ----------------------------------------------------------------------------------
                                             1996              1995               1994              1993              1992
                                           --------          --------           --------          --------           --------
 Total Loans                               $209,017          $198,419           $162,739          $167,680           $190,770
                                           ========          ========           ========          ========           ========
Daily average loan balance                 $200,618          $185,734           $165,702          $190,222           $184,184
                                           ========          ========           ========          ========           ========

Allowance for loan loss:
   Balance at the beginning of the year      $9,747            $8,992             $6,608           $10,889             $6,106
   Charge offs by loan type:
        Commercial                              843               292                273             1,711                229
        Real estate                             240                21                 17             4,068              1,778
                                           --------          --------           --------          --------           --------
   Total charge offs                          1,083               313                290             5,779              2,007
   Recoveries by loan type:
        Commercial                            1,790               125                141               629                145
        Real estate                             118                31                 33                58              2,395
                                           --------          --------           --------          --------           --------
   Total recoveries                           1,908               156                174               687              2,540
                                           --------          --------           --------          --------           --------
   Net loan charge offs                       (825)               157                116             5,092              (533)
        Purchase of Knoblauch Bank              --                912                 --                --                 --
        Increase (decrease) in
           provision for loan loss          (1,488)               - -              2,500               811              4,250
                                           --------          --------           --------          --------           --------
Balance at end of year                     $  9,084          $  9,747           $  8,992          $  6,608           $ 10,889
                                           ========          ========           ========          ========           ========
Net charge offs to average loans              (0.41)%            0.08%              0.07%             2.68%             (0.29%)
                                           ========          ========           ========          ========           ========
Allowance to loans at year end                4.35%             4.91%              5.53%             3.94%              5.71%
                                           ========          ========           ========          ========           ========

The Bank utilizes the reserve method of accounting for possible loan losses. Under this method, provisions for possible loan losses are charged to operation and recognized loan losses are charged and loan recoveries are credited to the allowance. The allowance for possible loan loss represents the amount set aside to protect against the risk inherent in the Bank's portfolio. Management's periodic evaluation of the adequacy of the allowance takes into consideration the Bank's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current economic conditions. Provisions for possible loan losses are charged to earnings to bring the allowance to a level considered by management to be appropriate in light of the foregoing considerations. However, since loan loss reserve adequacy is subjective, the loan loss reserve may be excessively funded or need additional funds from time to time. A loan review is performed quarterly by the Loan Review officer to determine the adequacy of the reserves.

Loans and Lease Financing Receivables

         The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.


                                                                                              Year ending
(in thousands)                                                                                December 31,
                                                                                 ---------------------------------------
                                                                                   1996           1995            1994
                                                                                 --------       --------        --------
Loans secured by real estate
    Construction and land development                                            $  5,057       $  6,845        $ 10,681
    Secured by farmland  (including farm residential and other improvements)           --            355             373
    Secured by 1-4 family residential properties:
    Revolving, open-end loans secured by 1-4 family residential
       properties and extended under lines of credit                               11,165         11,319           9,840
    All other loans secured by 1-4 family residential properties:
            Secured by first liens                                                 21,843         24,580           8,329
            Secured by junior liens                                                 7,121          7,428           1,977
    Secured by multi family (5 or more) residential properties                     20,882         23,853          20,362
    Secured by nonfarm nonresidential properties                                  117,559         97,607          78,033
    Commercial and industrial loans to US addresses                                24,559         26,122          35,840
    Loans to individuals for household, family, and other personal
       expenditures                                                                 1,848          3,358
    Obligations of state and political subdivisions in the US                       1,903          1,391           3,134
     All other loans                                                                  211            317             101
     Less: Any unearned income on loans listed above                                3,621          4,756           5,931
                                                                                 --------       --------        --------
     Total loans and leases, net of unearned income                              $209,017       $198,419        $162,739
                                                                                 ========       ========        ========


Credit Quality

The following table presents the principal amounts of nonaccruing loans and other real estate.


                                                                          Years ending December 31,
                                                                               (in thousands)
                                                      ---------------------------------------------------------------------
                                                       1996           1995            1994            1993           1992
                                                      ------         ------          ------         -------         -------
Non-accruing loans (1)(2)                             $4,653         $6,233          $1,703         $ 7,726         $10,560
Past due loans over 90 days but still accruing            --            391             391             391             --
                                                      ------         ------          ------         -------         -------
         Total nonperforming loans                     4,653          6,624           2,094           8,117          10,560
Other real estate                                        504            612           4,492           6,505          11,170
                                                      ------         ------          ------         -------         -------
         Total nonperforming assets                   $5,157         $7,236          $6,586         $14,622         $21,730
                                                      ======         ======          ======         =======         =======

Nonperforming assets to total assets                    1.45%          2.03%           2.10%           4.80%           6.73%
                                                      ======         ======          ======         =======         =======
Nonperforming loans to total loans                      2.23%          3.34%           1.29%           4.84%           5.54%
                                                      ======         ======          ======         =======         =======
Allowance for loan loss
    to nonperforming loans                            195.23%        147.15%         429.42%          81.40%         103.12%
                                                      ======         ======          ======         =======         =======

(1) Generally a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.

(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $418,740 for 1996, $1,889,000 for 1995, $115,000 for
     1994, $1,380,000 for 1993, and $1,166,000 for 1992.

Investments Securities

         The contractual maturity distribution and weighted average rate of the investments held to maturity portfolio at December 31, 1996 are presented in the following table. Weighted average rate on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.


                                                                As of December 31, 1996
                                                                    (in thousands)
                         -------------------------------------------------------------------------------------------------------
                                            After 1 year but    After 5 years, but
Securities held          Within 1 year       within 5 years       within 10 years       After 10 years              Total
---------------          -------------------------------------------------------------------------------------------------------
to maturity              Amount     Rate      Amount     Rate      Amount     Rate       Amount      Rate      Amount       Rate
------------             ------     ----      ------     ----      ------     ----       ------      ----      ------       ----
State & political
subdivisions             $    --      --      $    --      --      $    --      --       $  499      17.7%    $    499      17.7%
U.S. Treasuries            3,989     5.6%       6,584     5.6%       1,938     6.8%       2,672       7.6%      15,183       6.1%
Other securities (1)      50,165     7.3%      28,805     7.7%      18,824     6.9%         - -        - -      97,794       7.4%
                         -------------------------------------------------------------------------------------------------------

       Total             $54,154     7.2%     $35,389     7.3%     $20,762     6.9%      $3,171       8.9%    $113,476       7.2%
                         =======================================================================================================

(1) Other securities is comprised of corporate debt securities rated "A" or better at the time of acquisition.


         The following tables presents the consolidated book values and approximate market value at December 31, 1996, 1995, and 1994, respectively, for each major category of RBPA's investment securities portfolio for held to maturity securities and available for sale securities.


                                                                   As of December 31,
                                                                     (in thousands)
                                   ------------------------------------------------------------------------------------
                                           1996                            1995                            1994
                                   ---------------------           --------------------            --------------------
                                   Amortized      Market           Amortized     Market            Amortized     Market
Securities held to maturity          cost         value              cost        value               cost        value
------------------------------     ---------      ------           ---------     ------            ---------     ------
State & political subdivisions      $    499     $    580           $    499    $    612             $11,918     $12,356
U.S. Treasuries                       15,183       15,321             20,810      21,166                  --          --
Other securities (1)                  97,793       97,734             82,154      82,858              82,570      79,388
                                    --------     --------           --------    --------             -------     -------

            Total                   $113,475     $113,635           $103,463    $104,636             $94,488     $91,744
                                    ========     ========           ========    ========             =======     =======



                                                                   As of December 31,
                                                                     (in thousands)
                                   ------------------------------------------------------------------------------------
                                           1996                            1995                            1994
                                   ---------------------           --------------------            --------------------
                                   Amortized      Market           Amortized     Market            Amortized     Market
Securities held to maturity          cost         value              cost        value               cost        value
------------------------------     ---------      ------           ---------     ------            ---------     ------
Federal Home Loan Bank stock         $1,024       $1,024              $938        $938              $1,725       $1,725
Preferred and common stock            3,703        3,701                32          32                   3            3
                                     ------       ------              ----        ----              ------       ------

            Total                    $4,727       $4,725              $970        $970              $1,728       $1,728
                                     ======       ======              ====        ====              ======       ======

Deposits

         The average balance of deposits by major classifications for each of the last three years are presented in the following table.


                                                                 As of December 31,
                                                                   (in thousands)
                                    ------------------------------------------------------------------------------
                                           1996                         1995                          1994
                                    ------------------           -------------------           -------------------
                                    Average                      Average                       Average
                                     rate         Rate             rate         Rate             rate         Rate
                                    -------       ----           -------        ----           -------        ----
Demand deposits:
     Non interest bearing           $33,369         --           $32,319          --           $29,059          --
     Interest bearing (NOW)          20,823       2.28%           16,007        2.59%           12,929        2.29%
Money market deposits                50,774       3.26%           44,342        3.63%           39,012        2.71%
Savings deposits                     16,514       2.57%           12,319        1.80%            8,930        2.49%
Certificate of deposit              126,089       5.68%          122,826        5.66%          115,199        5.75%
                                   --------       ----          --------        ----          --------        ----
        Total deposits             $247,569                     $227,813                      $205,129
                                   ========                     ========                      ========



The remaining maturity of Certificates of Deposit of $100,000 or greater.

                                                        At December 31,
                                                        (in thousands)
                                                 ------------------------------
Maturity                                          1996                    1995
                                                 -------                 ------

Three months or less                             $ 7,678                $ 3,971
Over three months through twelve months            9,330                  5,993
Over twelve months through five years              6,212                 12,449
Over five years                                      438                    438
                                                 -------                -------

                   Total                         $23,658                $22,851
                                                 =======                =======


Short and Long Term Borrowings
------------------------------

                                                                   Year ending December 31,
                                                                        (in thousands)
                                          ----------------------------------------------------------------------------
                                           1996              1995              1994               1993            1992
                                          ------            ------           -------            -------           ----

Short term borrowings (1)                 $   --            $   --           $21,000            $10,060           $
Long term borrowings:
  Mortgage payable (2)                       613               652               689                727            765
  FHLB advances (3)                        4,201             2,332             3,280                 --             --
                                          ------            ------           -------            -------           ----
    Total long term borrowings            $4,814            $2,984           $24,969            $10,787           $765
                                          ======            ======           =======            =======           ====


(1) In 1994 and 1993, short term borrowings consisted of federal funds purchased which matured within one to four days from the transaction date.

(2) The mortgage payable is payable to a bank at 65% of prime rate (5.36% at December 31, 1996) and is guaranteed by an industrial development authority.

(3) Advances from the Federal Home Loan Bank of Pittsburgh consist of four separate advances with interest rates of 7.00% to 8.20%, with maturities from December 31, 1997 thru 2006.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of RBPA (see Item 8) and related notes included herein.

Financial Condition

         Total assets decreased $1.1 million, or 0.3% to $355.2 million at December 31, 1996 from $356.3 million at year end 1995. Cash and cash equivalents decreased $28.3 million, or 61%, primarily due to Fed Funds being reinvested in new loans and investment securities. Total loans increased 5% from $198.4 million at December 31, 1995 to $209 million at December 31, 1996. Investment securities increased $13.8 million to $118.2 million at December 31, 1996, an increase of 13% from $104.5 million at December 31, 1995.

         The RBPA's primary source of funding, deposits, decreased 5% from $268.2 million at December 31, 1995 to $254.2 million at December 31, 1996. This decrease in deposits is primarily due to runoff experienced in money market deposits and certificate of deposits of $15.7 and $9.8 million, respectively. Long term borrowings, which are comprised of advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") and a mortgage, increased $1.9 million due to an additional $2.5 million FHLB advance taken in January 1996, partially offset by a scheduled maturity of an existing FHLB advance of $.6 million.

         Stockholders' equity increased $7.4 million or 9.6% in 1996 to $84.6 million primarily due to net income of $10.2 million and $1.2 million relating to the exercise of employee stock options, partially offset, by a $4.0 million reduction due to RBPA repurchasing of 198,113 shares of Class A stock in accordance with a stock buyback program. Additionally, a $2 million decrease was attributable to cash dividends declared and paid in 1996.

Results of Operations

Overview

         RBPA reported net income of $10.2 million, in 1996, a 23% increase over the $8.3 million reported in 1995 and 28% increase over the $8.0 million reported in 1994. Net income per share was $1.23, $1.01 and $.97 for 1996, 1995, and 1994, respectively. This 23% increase in net income for 1996 is due to a $3.4 million and $2.1 million respective increase in net interest income before loan loss provision, and noninterest income, partially offset by a $4.8 million increase in noninterest expense.

         RBPA's results of operations depend primarily on its net interest income, or the difference between interest income on earning assets and interest expense on interest bearing liabilities. Net interest income is affected by market and economic conditions which influence rates and loan and deposit growth. RBPA's net interest income was $23.6 million as compared to $20.2 million in 1995, an increase of $3.4 million, or 16% primarily due to an increase in interest income of $3.8 million, or 13%. This increase is partially offset by a $500 thousand increase in interest expense. The increase in interest income was primarily due an increase in average earning assets of $27.3 million, in addition to the receipt of a one-time interest recovery relating to a loan payoff.

         In 1995, net interest income decreased $614 thousand primarily due to a one time recovery income in 1994 of $2.5 million. Without the effect of this one-time income of $2.5 million in 1994, net interest income would have increased approximately $1.9 million, or 9% in 1995 over 1994.

Yield on Loans and Mortgages

                                     1996             1995             1994
                                     ----             ----             ----
  Average loan outstandings      $200,618,000    $185,734,000     $165,702,000
  Interest and fees on loans     $ 25,110,000    $ 22,007,000     $ 21,741,000
         Average Yield                  12.52%          11.85%           13.12%

         Although RBPA has generated five year fixed rate loans, a portion of the loan portfolio continues to be comprised of variable rate loans which helps to maintain its interest spread when rates change. RBPA's yields tend to have less of a downward fluctuation when interest rates decline because many of the RBPA's loans have interest rate minimums associated with them.

         Yields on loans increased 67 basis points in 1996 to 12.52% partially due to an interest recovery relating to a loan payoff in 1996. Average loans increased $14.9 million, or 8% in 1996 primarily due to an increase in loan originations. The Bank's average prime rate for 1996 was 8.29% versus 8.80% for 1995.

         In 1995, yields on loans decreased to 11.85% primarily due to a decrease in accretion income in 1995 of approximately $2.5 million relating to a loan payoff in 1994 previously purchased at a significant discount. This one time income alone contributed 142 basis points to the total yield in 1994. The Bank's average prime rate for 1995 was 8.80% vs. 7.20% for 1994. Average loans outstanding increased $20 million in 1995 from 1994. This increase is attributable to the KSB acquisition, partially offset by scheduled maturities and payoffs during 1995.

Investments Securities Held to Maturity

                                       1996           1995             1994
                                       ----           ----             ----
  Average investment securities    $113,693,000    $98,924,000     $94,102,000
       Interest income             $  7,390,000    $ 7,051,000     $ 7,249,000
       Average yield                       6.42%          7.13%           7.70%

         Held to maturity ("HTM") investment securities are comprised of taxable (corporate debt, US Treasuries & agencies) and to a lesser extent, non taxable (state & municipal) investment securities. The yield on HTM investment securities decreased 71 basis points in 1996 to primarily due to scheduled maturities of higher yielding taxable bonds which were ultimately replaced by lower yielding taxable bonds. The average balance of HTM investment securities increased $14.8 million, or 15.0%. These purchases in corporate issues were "A" rated or better by Moodys or Standard & Poor, with maturities in the three to five year ranges. It is RBPA's expressed intention to hold these securities to maturity, as has been the established investment policy.

         In 1995, the yield on HTM investment securities decreased 57 basis points primarily due to higher yielding taxable bonds which were ultimately replaced by lower yielding bonds as interest rates declined, in addition to significant bond calls experienced in the higher yielding nontaxable bond portfolio. The average balance of HTM investment securities increased $4.8 million in 1995 due to an increase of $18.8 million in US Treasuries and agencies relating to the KSB acquisition, partially offset by nontaxable bond calls of approximately $11.4 million.

Interest Expense on NOW and Money Market Deposits

                                            1996          1995          1994
                                            ----          ----          ----
   Average NOW & Money Market deposits  $71,597,000   $60,349,000   $51,941,000
     Interest expense                   $ 2,129,000   $ 2,023,000   $ 1,353,691
     Average cost of funds                     2.97%         3.35%         2.60%


         In 1996, the average cost of funds on NOW and money market deposits decreased 38 basis points to 2.97% from 3.35% as interest rates declined during 1996. Average cost of funds on NOW and money market deposits for 1995 increased 75 basis points to 3.35% from 2.60% for 1994 primarily due to the addition of higher costing deposits acquired from KSB. The average balance of these deposits increased to $71.6 million in 1996 from $60.3 million in 1995 and $51.9 million in 1994 primarily due to the acquisition of KSB in July 1995.


Interest Expense on Time Deposits

                                       1996            1995           1994
                                       ----            ----           ----
   Average time deposits           $126,089,000    $122,826,000   $115,199,000
     Interest expense              $  7,157,000    $  6,948,000   $  6,621,000
     Average cost of funds                 5.68%           5.66%          5.75%

         The average balance of time deposits increased $3.3 million in 1996, while the average cost of funds increased slightly to 5.68% from 5.66% in 1995. The average balance of time deposits increased $7.6 million during 1995, primarily due to additional time deposits of approximately $55 million relating to the KSB acquisition, partially offset by significant scheduled maturities experienced during 1995. The average cost of funds for time deposits decreased to 5.66% in 1995 from 5.75% in 1994.

          Although rates in general started to move downward in 1995, the reaction of deposits to rate changes (both increases and decreases) is slower than the change in the prime rate because these time deposits must mature before a rate adjustment would become effective. In 1996, nineteen percent of time deposits are comprised of certificates of deposit accounts with balances of $100,000 or more, which are considered more rate volatile than lower balance deposits; however, the penalty for early redemption somewhat mitigates this volatility.

Provision for Possible Loan Losses

         The provision for loan losses is an amount charged to expense to provide for future losses on existing loans. In order to determine the amount of the provision for loan loss, RBPA conducts a quarterly review of the loan portfolio to evaluate overall credit quality. This evaluation consists of an analysis of individual loans and overall risk characteristics and size of the loan, and takes into consideration current economic and market conditions, changes in non-performing loans, the capability of specific borrowers to repay loan obligations as well as current collateral values.

         Due to recoveries exceeding charge offs in 1996, a recovery from the allowance for loan loss of $1.5 million (credit) was recorded in 1996. This $1.5 million recovery in 1996 was primarily due to Management's assessment that the overall level of loan loss reserves is adequate. Charge offs in 1996 were $1.1 million as compared to $.3 million for 1995. Recoveries in 1996 were $1.9 million as compared to $.2 million in 1995.

         The provision charged against income in 1995 was $0 compared to $2.5 million in 1994. In 1995, charge offs were $.3 million compared to $.3 million in 1994. Recoveries in 1995 were $.2 million as compared to $.2 million for 1994. The decrease in provision in 1995 is primarily due to Management's assessment that the overall level of loan loss reserves is adequate.

         The allowance for possible loan loss at December 31, 1996 was $9.1 million, or 4.3% of total loans, compared to $9.7 million, or 4.9% of total loans at December 31, 1995, and $9 million, or 5.5% of total loans at December 31, 1994.

Non Interest Income

         Non interest income includes service charges on depositors' accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and travelers checks, redeeming US savings bonds and similar activities. Most components of non interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of other real estate owned, from period to period these sources of income may vary considerably. Service charges on depositors' accounts, safe deposit rentals and other fees are periodically reviewed by Management to remain competitive with other local banks.

         Non interest income increased $2.1 million, or 104%, in 1996 to $4.2 million as compared to $2.1 million in 1995. This increase is primarily due to gains experienced on the sale of other real estate owned of $1.1 million, and to a lesser extent, an increase in gains on sale of loans of $.3 million, and service fees and commissions of $.2 million.

         Total non interest income in 1995 was $2.1 million as compared to $2.4 million for 1994. This decrease of $.4 million in 1995 is attributable to a decline in gains on sale of other real estate. The 1994 amount included a one-time, pre-tax gain of $1.4 million from the sale of various other real estate. This activity is primarily due to the management aggressively concentrating on the disposal of its portfolio of Other Real Estate during 1995 and 1994. Loans are transferred into Other Real Estate when the Bank forecloses on the real estate collateralizing a non-performing loan, or when the borrower abandons the property and the Bank elects to assume control of the property. When this occurs the Bank will transfer the loan to Other Real Estate at the lower of the book value of the loan or the fair market value, less disposal costs, of the real estate held as collateral.

         Service charge income increased $86 thousand in 1995, or 12% as compared to 1994 primarily due to additional fee income associated with the KSB acquisition in 1995.

Non Interest Expense

         Non interest expense includes compensation and employee benefits, occupancy, advertising, FDIC insurance, state taxes, depreciation, and other expenses such as auditing, automatic teller machines (ATMs), data processing, legal, outside service charges, postage, printing, and other expenses relating to Other Real Estate owned.

         Total non interest expense increased $4.8 million in 1996 to $15.1 million primarily due to an increase in salaries, wages and employee benefits of $4.8 million, reflecting the addition of new employees relating to the KSB acquisition in addition to an expense recorded relating to the establishment of a liability for the Stock Option and Appreciation Right Plan.

         The Company has a Stock Option and Appreciation Right Plan which provides employees compensation in the form of options to purchase shares of the Company's common stock. At the time an option is granted, an identical number of stock appreciation rights are granted, which enable the recipient on exercise, to receive payment in cash of increases in the market value of the stock from the date of grant. Accordingly, the Company accrued $2.5 million relating to these stock appreciation rights as employee benefits expense in 1996 toward the difference between current market values and the values at the grant date.

         Additional increases in total non interest expense in 1996 were attributable to increases in occupancy expense, primarily the result of operating four additional banking offices due to the acquisition of KSB in 1995. Salary expenses increased $.6 million in 1996 primarily due to an increase in staffing expense associated with the acquisition of KSB.

         In 1995, total non interest expense increased $.7 million to $10.3 million primarily due to an increase in salaries, wages and employee benefits of $1 million, reflecting the addition of new employees relating to the KSB acquisition. There were 117 full time equivalent employees at December 31, 1995 versus 83 at December 31, 1994.

         Non-payroll related expenses, excluding occupancy and equipment expenses, decreased $.1 million to $4.8 million in 1996 from $4.9 million in 1995, primarily due to decreases in expenses associated with other real estate and FDIC insurance assessment and other expense items. Expenses associated with other real estate decreased in 1996 primarily due to Management aggressively disposing of these properties, as total other real estate continued its downward trend to less than .2% of total assets at December 31, 1996. The FDIC deposit assessment decreased significantly from $.3 million for 1995 to $2 thousand for 1996, due to a reduction in rates by the FDIC charged on deposits for well capitalized banks. These decreases were partially offset by an increase in the Pennsylvania Bank Shares Tax in 1996. The Pennsylvania Bank Shares Tax is based on the average capital of a bank. Since the Bank has a strong capital position, the Pennsylvania Bank Shares Tax expense will increase as the Bank's capital grows. Additionally, there were increases in expenses associated with professional fees, data processing, advertising, printing and supplies primarily due to the KSB acquisition in 1995.

         In 1995, non-payroll related expenses, excluding occupancy and equipment expenses, decreased $.3 million to $4.9 million in 1995 from $5.2 million in 1994, primarily due to decreases in expenses associated with other real estate and FDIC insurance assessment. Additionally, there were increases in expenses associated with fees, data processing, advertising, postage and express mail, training and education.

Accounting for Income Taxes

         The provision for federal income taxes was $3.9 million in 1996 as compared to $3.6 million for 1995 and $3.1 million for 1994. The increases in the tax provision for 1996, 1995 and 1994 are due to higher taxable income of approximately $2.3 million, $.8 million and $1.9 million for 1996, 1995 and 1994, respectively. These increases in taxable income are partially due to lower levels of tax-exempt income for both years, as the tax free investment securities portfolio continues to shrink due to bond calls.

Accounting for Debt and Equity Securities

         The Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at January 1, 1994. This standard requires investments in securities to be classified in one of three categories; held to maturity, trading or available for sale. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Bank does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income. Since the majority of the Bank's investments are classified as held to maturity, the adoption of SFAS No. 115 did not have a significant effect on stockholders' equity at January 1, 1994 and December 31, 1994.

Asset Liability Management

         The primary functions of asset-liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. This process is overseen by the Asset-Liability Committee ("ALCO") which monitors and controls, among other variables, the liquidity, balance sheet structure and interest rate risk of the consolidated company within policy parameters established and outlined in the Funds, Cash Flow and Liquidity Policies and Procedures which are reviewed by the Board of Directors at least annually. Additionally, the ALCO committee meets periodically and reports on liquidity, interest rate sensitivity and projects financial performance in various interest rate scenarios.

         Liquidity. Liquidity is the ability of the financial institution to ensure that adequate funds will be available to meet its financial commitments as they become due. In managing its liquidity position, the financial institution evaluates all sources of funds, the largest of which is deposits. Also taken into consideration is the repayment of loans. These sources provide the financial institution with alternatives to meet its short term liquidity needs. Longer term liquidity needs may be met by issuing longer term deposits and by raising additional capital.

         RBPA generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short term liabilities. The liquidity ratio for the years ended December 31, 1996, 1995 and 1994 was 49.1%, 54.2%, 60.5%, respectively. Management believes that RBPA's liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Funds, Cash Flow and Liquidity Policies and Procedures. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

         Interest Rate Sensitivity. Interest rate sensitivity is a function of the repricing characteristics of the financial institution's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The interest sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment. Ideally the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk. At December 31, 1996, RBPA is in a slightly asset sensitive position which indicates assets will reprice more quickly than liabilities.

         The interest rate sensitivity analysis is an important management tool, however, it does have some inherent shortcomings. It is a "static" analysis. Although certain assets and liabilities may have similar maturities or repricing, they may react in different degrees to changes in market interest rates. Additionally, repricing characteristics of certain assets and liabilities may vary substantially within a given period.

         The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 1996, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.


Interest Rate Sensitivity
(in  millions)


                                                                                      Non-rate
                                                                                      sensitive
                                                       Days                            & rate
                                           -----------------------------    1 to 5    sensitive
Assets                                      0-90      91-180     181-365     years    over 5 yrs     Total
------                                     ---------------------------------------------------------------
Interest-bearing deposits in banks         $ 1.4      $  --       $ --      $   --       $  --      $  1.4
Federal funds sold                          10.6         --         --          --          --        10.6
Investment securities:
       Available for sale                    4.8         --         --          --          --         4.8
       Held to maturity                     23.2       16.0       16.0        47.4        10.9       113.5
Loans: fixed rate (1)                        6.6        0.9        2.8        61.6         9.4        81.2
             variable rate                  37.6        3.1        7.3        54.0        29.5       131.5
Other assets                                  --         --         --          --        12.0        12.0
                                           -----      -----      -----      ------      ------      ------
              Total Assets                 $84.2      $20.0      $26.1      $163.0      $ 61.8      $355.1
                                           =====      =====      =====      ======      ======      ======


Liabilities & Capital

Non interest bearing deposits              $  --      $  --      $  --      $   --      $ 38.3       $ 38.3
Interest bearing deposits
       Certificate of deposits              25.1       24.5       24.5        47.8         0.4        122.3
       Other                                45.3         --         --          --        48.3         93.6
Other liabilities                             --         --         --          --        12.1         12.1
Mortgage & long term debt                     --         --        0.6         1.1         2.5          4.2
Capital                                       --         --         --          --        84.6         84.6
                                           -----      -----      -----      ------      ------       ------
       Total liabilities & capital         $70.4      $24.5      $25.1      $ 48.9      $186.2       $355.1
                                           =====      =====      =====      ======      ======       ======

Net  interest rate sensitivity GAP         $13.7      $(4.5)     $ 1.0      $114.1
                                           =====      =====      =====      ======

Cumulative interest rate sensitivity GAP   $13.7      $ 9.2      $10.2      $124.3
                                           =====      =====      =====      ======

GAP as a percentage of assets                  4%        (1%)        0%
                                           =====      =====      =====
GAP as a percentage of equity                 16%        (5%)        1%
                                           =====      =====      =====
Cumulative GAP as a percentage of assets       4%         3%         3%
                                           =====      =====      =====
Cumulative GAP as a percentage of equity      16%        11%        12%
                                           =====      =====      =====

----------
(1) Fixed rate loans include a portion of variable rate loans whose floors are in effect at December 31, 1996

Capital Adequacy

         The table shown below sets forth RBPA's consolidated capital level and performance ratios.
                                  Regulatory
                                     1996        1995         1994      Minimum
                                  ----------     ----         ----      -------
Capital Level
   Leverage ratio                   24.2%        22.2%        26.0%       3%
   Risk based capital ratio:
      Tier 1                        28.9%        27.7%        27.8%       4%
      Tier 2                        30.2%        29.0%        29.0%       8%

Capital Performance
   Return on average assets          3.0%         2.6%         2.6%      --
   Return on average equity         12.7%        11.1%        12.4%      --

         RBPA's sources of capital have been derived from the issuance of stock as well as retained earnings. However, RBPA has not had a stock offering since 1986. Total stockholder's equity has increased. At December 31, 1996, RBPA had an average capital to average asset ratio of 23.0%. RBPA has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital which is considered excessive by industry standards.

         In early 1989, each of the federal bank regulatory agencies issued risk-based capital standards which were phased in December 31, 1992. The new standards place assets in various categories of risk with varying weights assigned, and consider certain off-balance sheet activities, such as letters of credit and loan commitments in the base for purposes of determining capital adequacy. The principal objective of establishing the risk-based capital framework is to achieve greater convergence in the measurement and assessment of capital adequacy due to the divergence of asset mixes maintained from one depository institution to the next. At December 31, 1996, RBPA's ratio using these standards was 30.2%.

Management Options to Purchase Securities

         On June 27, 1990, the directors of the Bank approved the Royal Bank of Pennsylvania Stock Option and Appreciation Right Plan (the Plan). The Plan was reapproved by the shareholders in connection with the formation of the holding company. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Registrant's Class A common stock (but not in excess of 15% of outstanding shares). At the same time a stock option is issued a stock appreciation right for an identical number of shares is also granted. The option price is equal to the fair market value at the date of the grant. At December 31, 1996, 540,885 options have been granted (the fair market per share at the time of the grant was $10.00 in 1996 and $8.25 in 1995) which are exercisable at 20% per year. At December 31, 1996, options covering 298,310 shares were exercisable.

         In 1990, the directors of the Bank approved a non-qualified Outside Directors Stock Option Plan. The Plan was reapproved by the shareholders in connection with the formation of the holding company. Under the terms of the plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually which is exercisable after one year of service. The options were granted at the fair market value ($10.00 per share in 1996 and $8.25 in 1995) at the date of the grant. Currently, the strike price on the options ranges from $2.814 to $10.00 per share. During 1996, 4,103 options were exercised at strike prices ranging from $2.814 to $7.616 per share. At December 31, 1996, 52,545 options were outstanding and options covering 42,045 shares were exercisable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                AND SUBSIDIARIES

                           December 31, 1996 and 1995

               Report of Independent Certified Public Accountants


Board of Directors
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Philadelphia, Pennsylvania
January 24, 1997

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


               ASSETS                                                                     1996                1995
                                                                                     -------------       -------------
Cash and due from banks                                                              $   7,744,012       $   9,320,012
Federal funds sold                                                                      10,625,000          37,325,000
                                                                                     -------------       -------------
               Total cash and cash equivalents                                          18,369,012          46,645,012
                                                                                     -------------       -------------
Interest bearing deposits in banks                                                         953,000             718,751
Investment securities held to maturity
   (market value of $113,635,320 - 1996 and $104,636,075 - 1995)                       113,474,908         103,462,796
Investment securities available for sale - at market value                               4,725,151             970,336
Total loans                                                                            209,016,895         198,419,480
    Less allowance for loan losses                                                       9,084,153           9,746,559
                                                                                     -------------       -------------
               Net loans                                                               199,932,742         188,672,921
Other real estate, net                                                                     504,104             612,249
Premises and equipment, net                                                              4,708,531           4,427,248
Accrued interest and other assets                                                       12,481,420          10,754,527
                                                                                     -------------       -------------
                                                                                     $ 355,148,868       $ 356,263,840
                                                                                     =============       =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                          $  38,327,081       $  34,113,344
       Interest bearing (includes certificates of deposit in excess
         of $100,000 of $23,657,679 - 1996 and $22,850,705 - 1995)                     215,855,522         234,128,196
                                                                                     -------------       -------------
               Total deposits                                                          254,182,603         268,241,540
    Accrued interest and other liabilities                                              11,571,988           7,849,273
    Long-term borrowings                                                                 4,201,000           2,332,000
    Mortgage payable                                                                       612,607             652,367
                                                                                     -------------       -------------
               Total liabilities                                                       270,568,198         279,075,180
                                                                                     -------------       -------------
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         6,596,625 - 1996 and 6,086,554 - 1995                                          13,193,250          12,173,108
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,592,091 - 1996 and 1,529,100 - 1995                                             159,209             152,910
    Capital surplus                                                                     34,827,443          29,871,868
    Retained earnings                                                                   38,427,800          34,991,338
    Accumulated unrealized loss on investment securities available for sale                 (1,158)               (564)
                                                                                     -------------       -------------
                                                                                        86,606,544          77,188,660
    Treasury stock - at cost, 198,113 - 1996 of Class A shares                          (2,025,874)               --
                                                                                     -------------       -------------
                                                                                        84,580,670          77,188,660
                                                                                     -------------       -------------
                                                                                     $ 355,148,868       $ 356,263,840
                                                                                     =============       =============

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME


                             Year ended December 31,

                                                                           1996               1995              1994
                                                                       ------------       ------------      ------------
Interest income
    Loans, including fees                                              $ 25,109,566       $ 21,754,636      $ 21,740,731
    Investment securities held to maturity
        Taxable                                                           5,870,852          5,353,431         5,430,690
        Tax-exempt                                                           58,488            661,588         1,222,704
    Investment securities available for sale
        Taxable                                                              64,293             65,786              --
        Tax-exempt                                                          261,443               --                --
    Deposits in banks                                                       131,005            103,510           198,439
    Federal funds sold                                                      987,370          1,121,163           426,612
    U.S. Treasury and agencies                                            1,134,687            694,571             1,694
                                                                       ------------       ------------      ------------
           TOTAL INTEREST INCOME                                         33,617,704         29,754,685        29,020,870
                                                                       ------------       ------------      ------------
Interest expense
    Deposits                                                              9,711,456          9,308,218         8,195,488
    Mortgage payable and other                                              342,819            279,273            41,823
    Federal funds purchased                                                    --                4,876             6,455
                                                                       ------------       ------------      ------------
           TOTAL INTEREST EXPENSE                                        10,054,275          9,592,367         8,243,766
                                                                       ------------       ------------      ------------
           NET INTEREST INCOME                                           23,563,429         20,162,318        20,777,104
(Decrease) increase in provision for loan losses                         (1,487,734)              --           2,500,000
                                                                       ------------       ------------      ------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                            25,051,163         20,162,318        18,277,104
                                                                       ------------       ------------      ------------

Other income
    Service charges and fees                                              1,008,054            780,245           693,670
    Realized gains on sale of investment securities held for sale              --               13,147              --
    Gain on other real estate                                             2,015,994            870,313         1,434,726
    Gain on sale of loans                                                   427,023             85,791            71,282
    Other income                                                            751,415            305,747           253,475
                                                                       ------------       ------------      ------------
                                                                          4,202,486          2,055,243         2,453,153
                                                                       ------------       ------------      ------------
Other expenses
    Salaries, wages and employee benefits                                 9,601,628          4,849,409         3,861,193
    Occupancy and equipment                                                 660,219            557,825           555,261
    Other operating expenses                                              4,847,801          4,904,129         5,235,893
                                                                       ------------       ------------      ------------
                                                                         15,109,648         10,311,363         9,652,347
                                                                       ------------       ------------      ------------
           INCOME BEFORE INCOME TAXES                                    14,144,001         11,906,198        11,077,910
Income taxes                                                              3,907,111          3,647,702         3,065,593
                                                                       ------------       ------------      ------------
           NET INCOME                                                  $ 10,236,890       $  8,258,496      $  8,012,317
                                                                       ============       ============      ============
Per share data
    Net income                                                         $       1.23       $       1.01      $       0.97
                                                                       ============       ============      ============

The accompanying notes are an integral part of these statements

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 1996, 1995 and 1994


                                                           Class A common stock      Class B common stock
                                                           Shares        Amount      Shares        Amount
                                                         ---------    -----------    ---------    --------
Balance, January 1, 1994, as previously reported         5,858,557    $11,717,114    1,415,050    $141,505
  Cumulative effect of change in accounting for
    stock dividends                                             --             --           --          --
                                                         ---------    -----------    ---------    --------
Balance, January 1, 1994, as restated                    5,858,557     11,717,114    1,415,050     141,505
  Net income for the year ended December 31, 1994               --             --           --          --
  Conversion of Class B common stock to Class A
    common stock                                            37,153         74,306      (32,318)     (3,232)
  6% stock dividends declared                              352,475        704,950       84,005       8,401
  Cash in lieu of fractional shares                             --             --           --          --
  Purchase of treasury stock - at cost                          --             --           --          --
  Employee stock options exercised                          12,735         25,470           --          --
                                                         ---------    -----------    ---------    --------
Balance, December 31, 1994                               6,260,920     12,521,840    1,466,737     146,674
  Net income for the year ended December 31, 1995               --             --           --          --
  Conversion of Class B common stock to Class A
    common stock                                            27,234         54,468      (24,424)     (2,443)
  6% stock dividends declared                              347,661        695,322       87,359       8,736
  Cash in lieu of fractional shares                             --             --           --          --
  Purchase of treasury stock                                    --             --           --          --
  Retirement of treasury stock                            (560,265)    (1,120,530)        (572)        (57)
  Employee stock options exercised                          11,004         22,008           --          --
  Cash dividends on common stock                                --             --           --          --
  Transfer of capital in formation of holding company           --             --           --          --
  Net unrealized loss on securities available for sale          --             --           --          --
                                                         ---------    -----------    ---------    --------


                                                                                        Net
                                                                                     unrealized
                                                                                      loss on
                                                                                     securities
                                                            Capital      Retained     available    Treasury
                                                            surplus      earnings     for sale      stock
                                                          -----------   -----------  ----------  -----------
Balance, January 1, 1994, as previously reported          $12,875,069   $40,127,198    $  --     $(2,209,143)
  Cumulative effect of change in accounting for
    stock dividends                                        10,987,695   (10,987,695)      --              --
                                                          -----------   -----------    -----     -----------
Balance, January 1, 1994, as restated                      23,862,764    29,139,503       --      (2,209,143)
  Net income for the year ended December 31, 1994                  --     8,012,317       --              --
  Conversion of Class B common stock to Class A
    common stock                                                   --       (71,074)      --              --
  6% stock dividends declared                               3,552,919    (4,266,270)      --              --
  Cash in lieu of fractional shares                                --        (1,721)      --              --
  Purchase of treasury stock - at cost                             --            --       --        (172,500)
  Employee stock options exercised                            101,490            --       --              --
                                                          -----------   -----------    -----     -----------
Balance, December 31, 1994                                 27,517,173    32,812,755       --      (2,381,643)
  Net income for the year ended December 31, 1995                  --     8,258,496       --              --
  Conversion of Class B common stock to Class A
    common stock                                                   --       (52,026)      --              --
  6% stock dividends declared                               2,880,934    (3,584,992)      --              --
  Cash in lieu of fractional shares                                --        (2,069)      --              --
  Purchase of treasury stock                                       --            --       --        (843,986)
  Retirement of treasury stock                             (2,105,045)           --       --       3,225,629
  Employee stock options exercised                             78,806            --       --              --
  Cash dividends on common stock                                   --      (940,826)      --              --
  Transfer of capital in formation of holding company       1,500,000    (1,500,000)      --              --
  Net unrealized loss on securities available for sale             --            --     (564)             --
                                                          -----------   -----------    -----     -----------


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                  Years ended December 31, 1996, 1995 and 1994


                                                           Class A common stock      Class B common stock
                                                           Shares        Amount      Shares        Amount
                                                         ---------    -----------    ---------    --------
Balance, December 31, 1995                               6,086,554    $12,173,108    1,529,100    $152,910
    Net income for the year ended December 31, 1996             --             --           --          --
    Conversion of Class B common stock to Class A
       common stock                                         32,851         65,702      (28,650)     (2,865)
    6% stock dividends declared                            365,229        730,458       91,641       9,164
    Cash in lieu of fractional shares                           --             --           --          --
    Purchase of treasury stock                                  --             --           --         --
    Employee stock options exercised                       111,991        223,982           --          --
    Cash dividends on common stock                              --             --           --          --
    Net unrealized loss on securities available for sale        --             --           --          --
                                                         ---------    -----------      ---------  ---------

Balance, December 31, 1996                               6,596,625    $13,193,250      1,592,091  $159,209
                                                         =========    ===========      =========  ========


                                                                                        Net
                                                                                     unrealized
                                                                                      loss on
                                                                                     securities
                                                            Capital      Retained     available    Treasury
                                                            surplus      earnings     for sale      stock
                                                          -----------   -----------    -----     -----------
Balance, December 31, 1995                                $29,871,868   $34,991,338    $ (564)$           --
    Net income for the year ended December 31, 1996                --    10,236,890        --             --
    Conversion of Class B common stock to Class A
       common stock                                                --       (62,837)       --             --
    6% stock dividends declared                             4,025,365    (4,764,987)       --             --
    Cash in lieu of fractional shares                              --        (2,099)       --             --
    Purchase of treasury stock                                     --            --        --     (2,025,874)
    Employee stock options exercised                          930,210            --        --             --
    Cash dividends on common stock                                 --    (1,970,505)       --             --
    Net unrealized loss on securities available for sale           --            --      (594)            --
                                                          -----------    -----------   -------   -----------

Balance, December 31, 1996                                $34,827,443    $38,427,800   $(1,158)  $(2,025,874)
                                                          ===========    ===========   =======   ===========



The accompanying notes are an integral part of this statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                               1996               1995               1994
                                                                           ------------       ------------       ------------
Cash flows from operating activities
    Net income                                                             $ 10,236,890       $  8,258,496       $  8,012,317
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                            412,395            264,920            190,182
        (Decrease) increase in provision for loan losses                     (1,487,734)              --            2,500,000
        Accretion of investment securities discount                             (70,938)          (137,114)           (59,693)
        Amortization of investment securities premium                           722,147            205,236            477,320
        Amortization of deferred loan fees                                     (130,272)          (107,578)          (316,215)
        Accretion of discount on loans purchased                             (1,265,330)        (1,397,740)        (4,930,956)
        Provision (benefit) for deferred income taxes                          (912,654)           (11,005)        (1,372,653)
        Loss (gain) on sale of equipment                                             --              4,101             (3,270)
        Gain on other real estate                                            (2,015,994)          (870,313)        (1,434,726)
        Gain on sale of loans                                                  (427,023)           (85,791)           (71,282)
        Realized gains on sale of investment securities held for sale                --            (13,147)                --
        (Increase) decrease in accrued interest receivable                     (301,024)          (872,930)           175,594
        Decrease (increase) in other assets                                   1,394,977         (2,466,059)          (424,217)
        Increase (decrease) in accrued interest payable                         768,127            788,815           (546,855)
        Increase in unearned income on loans                                    261,203            260,583            707,325
        Increase in other liabilities                                         2,954,589          1,655,439            878,034
                                                                           ------------       ------------       ------------

               Net cash provided by operating activities                     10,139,359          5,475,913          3,780,905
                                                                           ------------       ------------       ------------

Cash flows from investing activities
    Net (decrease) increase in interest bearing balances in banks              (234,249)           279,000          4,218,124
    Proceeds from calls and maturities of investment securities
        held to maturity                                                     18,554,228         16,101,561          8,997,900
    Purchase of investment securities held to maturity                      (29,217,548)       (37,040,063)       (19,077,340)
    Proceeds from sale of investment securities available for sale                 --           11,908,594               --
    Sales (purchase) of Federal Home Loan Bank stock                               --              786,200         (1,725,000)
    Purchase of securities available for sale                                (3,754,815)           (28,795)              --
    Net (increase) decrease in loans                                        (10,118,860)        17,002,492         19,722,521
    Purchase of loan portfolio                                                     --          (51,493,946)       (10,202,395)
    Proceeds from sale of premises and equipment                                   --                8,241              3,270
    Purchase of premises and equipment                                         (693,677)          (847,404)          (258,103)
    Proceeds from sale and payments on other real estate                      2,124,138          4,750,670          3,447,338
                                                                           ------------       ------------       ------------

               Net cash (used in) provided by investing activities          (23,340,783)       (38,573,450)         5,126,315
                                                                           ------------       ------------       ------------

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                             Year ended December 31,


                                                                            1996               1995               1994
                                                                        ------------       ------------       ------------
Cash flows from financing activities
    Net (decrease) increase in short-term borrowings                    $         --       $(21,000,000)      $ 10,940,000
    Net (decrease) increase in non-interest bearing and
        interest bearing demand deposits and savings accounts             (4,275,541)        30,592,932         (2,061,750)
    Net (decrease) increase in certificates of deposit                    (9,783,396)        25,683,709        (12,034,875)
    Mortgage payments                                                        (39,760)           (36,781)           (37,957)
    Cash dividends in lieu of fractional shares                               (2,099)            (2,069)            (1,721)
    Purchase of treasury stock                                            (2,025,874)          (843,986)          (172,500)
    Net increase (decrease) in long-term borrowings                        1,869,000           (948,000)         3,280,000
    Issuance of common stock under stock option plans                      1,154,192            100,814            126,960
    Cash dividends                                                        (1,970,505)          (940,826)                --
    Other                                                                       (593)              (564)                --
                                                                        ------------       ------------       ------------
               Net cash (used in) provided by financing activities       (15,074,576)        32,605,229             38,157
                                                                        ------------       ------------       ------------

               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                             (28,276,000)          (492,308)         8,945,377

Cash and cash equivalents at beginning of year                            46,645,012         47,137,320         38,191,943
                                                                        ------------       ------------       ------------

Cash and cash equivalents at end of year                                $ 18,369,012       $ 46,645,012       $ 47,137,320
                                                                        ============       ============       ============

Supplemental disclosure of cash flow information
    Cash paid during the year for
        Interest                                                        $  9,286,149       $  8,803,552       $  8,790,621
                                                                        ============       ============       ============

        Income taxes                                                    $  4,850,000       $  3,050,000       $  4,114,182
                                                                        ============       ============       ============

    Transfers from loans to other real estate                           $         --       $         --       $  2,655,085
                                                                        ============       ============       ============


The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (the Company) and its wholly-owned subsidiaries: Royal Investments of Delaware, Inc. and Royal Bank of Pennsylvania (the Bank), including the Bank's wholly-owned subsidiary, Royal Real Estate, Inc. On June 29, 1995, the Company was formed and acquired all of the outstanding common stock of the Bank in a business combination accounted for in a manner similar to a pooling of interests. In the transaction, the Bank's shareholders exchanged common stock of the Bank for common stock of the Company on a share-for-share basis. These financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.

    1.  Business

    The Company, through its subsidiary bank, offers a full range of banking services to individual and corporate customers located in eastern Pennsylvania. The Bank competes with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

    In addition to being subject to competition from other financial institutions, the Company is subject to regulations of certain federal agencies and, accordingly, it is periodically examined by those regulatory authorities.

    2.  Use of Estimates

    In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenditures for the period. Therefore, actual results could differ significantly from those estimates.

    The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. In connection with this estimate, when circumstances warrant, management obtains independent appraisals for significant properties. However, future changes in real estate market conditions and the economy could affect the Company's allowance for loan losses.

--------------------------------------------------------------------------------
             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    3.  Investment Securities

    The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income.

    4.  Allowance for Loan Losses

    The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Decreases in the allowance result from management's determination that the allowance for loan losses exceeds their estimates of potential loan loss.

    The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on October 1, 1995. This new standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The adoption of SFAS No. 114, as amended by SFAS No. 118, had no material impact on the Company's consolidated financial position or results of operations.

    5.  Loan Fees and Related Costs

    Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Accretion of unearned discounts on loans has been added to the related interest income. Accrual of interest is discontinued on a loan when management believes that the borrower's financial condition is such that collection of interest is doubtful and generally when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    6.  Other Real Estate

    Other real estate is recorded at the lower of the customer's loan balance or the adjusted fair market value of the real estate securing the loan. The adjusted fair market value is determined by reducing the fair market value by estimated costs for the disposition of the property. Costs relating to holding the property are expensed when incurred.

    7.  Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. The estimated useful lives for buildings and leasehold improvements range from 15 to 31.5 years, and for furniture and fixtures are 5 to 7 years.

    8.  Income Taxes

    The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, deferred loan fees and accumulated depreciation.

    9.  Profit-Sharing Plan

    The Company has a contributory 401(k) plan covering substantially all employees. The Company contributed $125,964, $95,604 and $64,785 for 1996, 1995 and 1994, respectively.

    10.  Stock Option Plans

    Under two stock option plans, the Company grants stock options to employees, officers and directors.

    On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which allows an entity to use a fair value-based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related Interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     The Company's stock option plans are accounted for under APB Opinion No.
     25. The adoption of SFAS No. 123 had no material effect on the Company's consolidated financial position or results of operations.

    11.  Per Share Information

    Earnings per share are calculated on the basis of the weighted average number of shares outstanding of 8,291,056, 8,199,605 and 8,260,121 for the years ended December 31, 1996, 1995 and 1994, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 6% stock dividend of May 1996, 1995 and 1994.

    12.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

    13.  Financial Instruments

    The Company follows the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures in note S.

    14.  Long-Lived Assets

    On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no material impact on the Company's consolidated financial position or results of operations.

    15.  Goodwill

    Goodwill, which represents the excess of the cost of acquired companies over the fair value of the companies' net assets at the date of acquisition, is being amortized on the straight-line method over a period of 15 years.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    16. Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this new statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

    17.  Advertising Costs

    The Company and the Bank expense advertising costs as incurred.

    18.  Stock Dividends

    The Company reduced retained earnings and increased additional paid-in capital as of January 1, 1994 and for the years ended December 31, 1995 and 1994 to charge retained earnings for the stock dividends paid at the fair value of additional shares issued which were previously recorded at par value.

NOTE B - ACQUISITIONS

    On July 21, 1995, the Bank acquired from the State Workers' Insurance Fund
    (SWIF) all of the outstanding stock of Knoblauch State Bank (KSB) in a purchase transaction for approximately $8,200,000 in cash. KSB was a state-chartered bank with five offices engaged in commercial and retail banking. At June 30, 1995, KSB had total assets of approximately $95,900,000 and deposits of approximately $87,000,000. The purchase of KSB resulted in the creation of goodwill of $2,762,114. The results of KSB's operations from July 21, 1995 through December 31, 1995 and the combined results for the year ended December 31, 1996 are included in the consolidated statements of income for 1995 and 1996, respectively.

    Prior to the merger, KSB had been engaged in various litigation relating to the propriety of the Secretary of Banking's seizure of the Knoblauch Private Bank and The Marian Bank, and the transfer of certain of their assets to KSB. At the time of the merger, settlement of this litigation had been substantially completed; however, certain litigation remained outstanding. As a result, the Company's consideration for the purchase of KSB's outstanding shares was placed in escrow pending resolution of the seizure litigation. Should the seizure litigation be settled adversely to KSB, the escrowed funds will be used to satisfy any judgments against KSB. The Company could be liable for any judgments in excess of the escrowed funds. Management believes that the possibility that judgments would exceed the escrowed funds is remote.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE B - ACQUISITIONS - Continued

    On October 6, 1995, the Company was named in a lawsuit filed by Catherine Baker Knoll, Pennsylvania State Treasurer, alleging the SWIF board acted improperly in approving the sale of KSB to the Company and seeking to break the escrow and have the escrowed funds paid to the Treasury of the Commonwealth of Pennsylvania. If the escrow is broken, the Company may be at risk for any unsettled seizure litigation. Management believes the likelihood of an adverse outcome is slight, and in any event, there will be no material adverse effect on the liquidity, results of operations or financial position of the Company.

    The following pro forma results are unaudited and were prepared under the assumption that the acquisition of KSB was effective at the beginning of each year presented:
                                                         1995          1994
                                                         ----          ----
                                                             (unaudited)

Total income                                          $36,341,844   $39,981,757
                                                      ===========   ===========
Net income                                            $ 7,568,580   $ 6,389,143
                                                      ===========   ===========
Net income per share                                  $      0.96   $      0.85
                                                      ===========   ===========

NOTE C - INVESTMENT SECURITIES

    The amortized cost, unrealized gains and losses, and estimated fair value of the Company's investment securities held to maturity and available for sale are summarized as follows:


                                                                                    1996
                                                            ---------------------------------------------------------
                                                                              Gross           Gross         Estimated
                                                            Amortized      unrealized      unrealized        fair
                                                               cost           gains           losses          value
                                                            ---------      ----------      ----------      ----------
        Investment securities held to maturity
           Obligations of states and political
               subdivisions                               $    498,465       $ 81,135        $     --      $    579,600
           U.S. treasuries                                   7,967,376          9,410           2,686         7,974,100
           Corporate securities                             97,793,198        297,720         356,787        97,734,131
           U.S. agencies                                     7,215,869        134,429           2,809         7,347,489
                                                          ------------       --------      ----------      ------------
                                                          $113,474,908       $522,694        $362,282      $113,635,320
                                                           ===========       ========        ========       ===========

        Investment securities available for sale
           Federal Home Loan Bank stock -
               at cost                                    $  1,024,200       $   --          $     --      $  1,024,200
           Preferred and common stock                        3,702,707           --             1,756         3,700,951
                                                          ------------       --------      ----------      ------------
                                                          $  4,726,907       $   --          $  1,756      $  4,725,151
                                                          ============       ========       =========      ============

--------------------------------------------------------------------------------
             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
-------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1996 and 1995



NOTE C - INVESTMENT SECURITIES - Continued

    In 1995, the FASB issued a special report, "A Guide to Implementation of SFAS No. 115." In this guide, the FASB stated it was permitting a one-time opportunity to reassess the appropriateness of the designation of securities. The guide provided that any resulting reclassification must occur between November 15, 1995 and December 31, 1995. The Company completed this reassessment and reclassified $20,809,979 of securities from available for sale to held to maturity effective December 31, 1995.

                                                                                         1995
                                                           -------------------------------------------------------------
                                                                               Gross            Gross          Estimated
                                                            Amortized        unrealized       unrealized          fair
                                                               cost             gains           losses            value
                                                            ---------        ----------       ----------       ---------
        Investment securities held to maturity
           Obligations of states and political
               subdivisions                               $    498,977      $   113,353       $        --     $    612,331
           U.S. treasuries                                   9,944,622          140,778                --       10,085,400
           Corporate securities                             82,153,840          873,407           170,055       82,857,192
           U.S. agencies                                    10,865,357          223,786             7,991       11,081,152
                                                          ------------      -----------       -----------     ------------
                                                          $103,462,796      $ 1,351,324       $   178,046     $104,636,075
                                                          ============      ===========       ===========     ============

                                                                                         1995
                                                           -------------------------------------------------------------
                                                                               Gross            Gross          Estimated
                                                            Amortized        unrealized       unrealized          fair
                                                               cost             gains           losses            value
                                                            ---------        ----------       ----------       ---------
        Investment securities available for sale
           Federal Home Loan Bank stock -
               at cost                                   $    938,800      $        --       $        --     $    938,800
           Corporate securities                                32,391               --               855           31,536
                                                         ------------      -----------       -----------     ------------
                                                         $    971,191      $        --       $       855     $    970,336
                                                         ============      ===========       ===========     ============

                                                                                         1996
                                                           -------------------------------------------------------------
                                                                Held to maturity                   Available for sale
                                                           ----------------------------       --------------------------
                                                                               Gross            Gross          Estimated
                                                            Amortized        unrealized       unrealized          fair
                                                               cost             gains           losses            value
                                                            ---------        ----------       ----------       ---------
          Within 1 year                                  $ 56,158,831     $ 55,185,780       $        --     $        --
          After 1 but within 5 years                       45,927,095       47,008,635                --              --
          After 5 but within 10 years                       8,218,383        8,110,658                --              --
          After 10 years                                    3,170,599        3,330,247                --              --
                                                         ------------     ------------       -----------     -----------
                                                          113,474,908      113,635,320                --              --
          Federal Home Loan Bank stock                             --               --         1,024,200       1,024,200
          Preferred and common stock                               --               --         3,702,707       3,700,951
                                                         ------------     ------------       -----------     -----------
                                                         $113,474,908     $113,635,320       $ 4,726,907     $ 4,725,151
                                                         ============     ============       ===========     ===========

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995




NOTE C - INVESTMENT SECURITIES - Continued

    The amortized cost and estimated fair value of investment securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                         1995
                                                           -------------------------------------------------------------
                                                                Held to maturity                   Available for sale
                                                           ----------------------------       --------------------------
                                                                             Estimated           Gross         Estimated
                                                            Amortized           fair          unrealized         fair
                                                               cost            value            losses           value
                                                            ---------        ----------       ----------       ---------

          Within 1 year                                   $ 13,942,095     $ 14,003,337        $      --       $        --
          After 1 but within 5 years                        80,850,251       81,646,823               --                --
          After 5 but within 10 years                        4,732,278        4,838,730               --                --
          After 10 years                                     3,938,172        4,147,185               --                --
                                                          ------------     ------------        ---------       -----------
                                                           103,462,796      104,636,075               --                --
          Federal Home Loan Bank stock                              --               --          938,800           938,800
          Corporate securities                                      --               --           32,391            31,536
                                                          ------------     ------------        ---------       -----------
                                                          $103,462,796     $104,636,075        $  971,191      $   970,336
                                                          ============     ============        ==========      ===========

    Proceeds from the sale of investment securities held for sale during 1996, 1995 and 1994 were $-0-, $11,908,594 and $-0-, respectively, resulting in gross realized gains of $-0-, $13,174 and $-0- during 1996, 1995 and 1994, respectively.

    As of December 31, 1996 and 1995, investment securities with a book value of $18,263,840 and $18,292,456, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

NOTE D - LOANS

    Major classifications of loans are as follows:

                                                      1996             1995
                                                      ----             ----

    Consumer                                      $  2,097,746     $  3,351,624
    Commercial and industrial                      116,616,587      124,065,359
    Real estate                                     93,923,890       75,758,222
                                                  ------------     ------------
             Total gross loans                     212,638,223      203,175,205
    Less
       Unearned income                              (1,290,574)      (1,159,641)
       Unamortized discount on loans purchased      (2,330,754)      (3,596,084)
                                                  ------------     ------------
             Total loans                          $209,016,895     $198,419,480
                                                  ============     ============

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE D - LOANS - Continued

    Loans on which the accrual of interest has been discontinued or reduced amounted to $4,652,669 and $6,233,376 at December 31, 1996 and 1995,
    respectively. If interest had been accrued, such income would have been $418,740 and $1,889,823 for the years ended December 31, 1996 and 1995, respectively. Loan balances past due 90 days or more that are not on a non-accrual status, but management expects will eventually be paid in full, amounted to approximately $-0- and $391,000 at December 31, 1996 and 1995, respectively. Although the Company has non-performing loans of $4,652,669 at December 31, 1996, management believes it has adequate collateral to limit its credit risk.

    The Company granted loans to the officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was approximately $5,462,000 and $11,724,000 at December 31, 1996 and 1995, respectively. During 1996, $-0- of new loans were made and repayments totalled $6,262,000.

    The balance of impaired loans was $1,928,415 at December 31, 1996. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $-0- at December 31, 1996. The income recognized on impaired loans during 1996 was $1,420. Total cash collected on impaired loans during 1996 was $193,579, of which $192,159 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during 1996 was $70,163. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

NOTE E - ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses were as follows:

                                                                       1996              1995             1994
                                                                       ----              ----             ----

        Balance at beginning of year                               $ 9,746,559       $ 8,991,618      $ 6,607,780
                                                                   -----------        ----------       ----------

           Charge-offs                                              (1,082,865)         (313,028)        (290,359)
           Recoveries                                                1,908,193           155,719          174,197
                                                                   -----------       -----------       ----------

                  Net charge-offs and recoveries                       825,328          (157,309)        (116,162)

           Additions due to Knoblauch merger                                --           912,250               --
           (Decrease) increase in provision for loan losses         (1,487,734)               --        2,500,000
                                                                   -----------       -----------       ----------

        Balance at end of year                                     $ 9,084,153       $ 9,746,559      $ 8,991,618
                                                                   ===========       ===========      ===========


             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE F - PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:
                                                      1996             1995
                                                      ----             ----

        Land                                       $ 1,373,478      $ 1,373,478
        Buildings                                    3,802,047        3,590,739
        Furniture and fixtures                       2,113,000        1,626,707
                                                   -----------      -----------
                                                     7,288,525        6,590,924
           Less accumulated depreciation             2,579,994        2,163,676
                                                   -----------      -----------
                                                   $ 4,708,531      $ 4,427,248
                                                   ===========      ===========

NOTE G - DEPOSITS

    Deposits are summarized as follows:
                                                       1996             1995
                                                       ----             ----

        Demand                                     $ 38,327,081     $ 34,113,344
        NOW and money market                         76,648,603       85,531,884
        Savings                                      16,345,166       15,951,163
        Time, $100,000 and over                      23,657,679       22,850,705
       Other time                                    99,204,074      109,794,444
                                                   ------------     ------------
                                                   $254,182,603     $268,241,540
                                                   ============     ============

    Certificates of deposit of $100,000 or more consist of the following:

                                                        1996             1995
                                                        ----             ----

        Three months or less                        $ 7,678,131      $ 3,971,326
        Over three months through twelve months       9,329,628        5,993,315
        Over twelve months through five years         6,211,785       12,449,223
        Over five years                                 438,135          436,841
                                                   ------------     ------------
                                                    $23,657,679      $22,850,705
                                                    ===========      ===========

    Maturities of certificates of deposit for the next five years and thereafter are as follows:

        1997                                       $ 74,423,350
        1998                                         16,676,879
        1999                                         13,207,430
        2000                                          6,685,768
        2001 and thereafter                           5,021,993
                                                   ------------
                                                   $116,015,420
                                                   ============

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE H - MORTGAGE PAYABLE

    The mortgage payable is payable to a bank at 65% of the prime rate (5.36% at December 31, 1996) and is guaranteed by an industrial development authority. A substantial portion of the land and building is pledged as security under this mortgage.

    Required principal payments for the next five years and thereafter are as follows:

         Year ending December 31,
         ------------------------
                  1997                      $ 37,394
                  1998                        39,449
                  1999                        41,618
                  2000                        43,905
                  2001                        46,319
                  Thereafter                 403,922
                                            --------
                                            $612,607
                                            ========

NOTE I - LONG-TERM BORROWINGS

    Long-term borrowings consist of advances from the Federal Home Loan Bank at December 31, 1996 and are as follows:

                  Due date
               December 27,        Interest rate
               ------------        -------------
                  1997                 7.94%                $  638,000
                  1998                 8.12                    698,000
                  1999                 8.20                    365,000
                  2006                 7.00                  2,500,000
                                                            ----------

                                                            $4,201,000
                                                            ==========

    The advances are collateralized by Federal Home Loan Bank stock and certain of the Company's first mortgage loans.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE J - LEASE COMMITMENTS

     The Company leases various premises under non-cancellable agreements which expire through 2000 and require minimum annual rentals. The minimum rental commitments under the leases are as follows:

         Year ending December 31,
         ------------------------

                  1997                          $  353,392
                  1998                             267,179
                  1999                             172,056
                  2000                             173,033
                  2001                              49,656
                  Thereafter                        49,656
                                                ----------
                                                $1,064,972
                                                ==========


    Rental expense for all leases was approximately $339,000, $274,000 and $200,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE K - CONTINGENCIES

    In March 1995, a class action was certified against the Company based upon alleged misrepresentation concerning the Company's simple interest multi-year certificates of deposit (CDs). The class certified consists of all individuals who purchased or redeemed simple interest multi-year CDs on or after August 29, 1984, and the compensatory damages claimed by the class plaintiffs consist of the difference between simple interest and annual compounding of interest on those CDs. Class plaintiffs also seek treble damages under the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Management believes that there are substantial defenses against these claims and that it is unlikely that any potential loss would have a material adverse effect on the Company's liquidity, results of operations or financial position.

NOTE L - COMMON STOCK

    Each holder of Class A and Class B common stock is entitled to one vote for each Class A share and ten votes for each Class B share held. Holders of either class of common stock are entitled to equal per share dividends when declared.

    The Class B shares may not be transferred in any manner except to the holder's immediate family. Class B shares have been converted to Class A shares at the average rate of 1.15 to 1.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE M - OTHER OPERATING EXPENSES

    The following items which are greater than 1% of the aggregate of "Total Interest Income" and "Total Other Income" are included in "Other Expenses" for the respective years indicated:


                                                   1996             1995            1994
                                                   ----             ----            ----

       Pennsylvania bank shares tax            $  707,442       $  688,498      $  627,743
       FDIC assessments                             2,000          321,082         521,164
       Professional fees                        1,595,248        1,595,701       1,839,442
       Other real estate expense                  141,040          481,318         904,219

NOTE N - INCOME TAXES

    The components of the income tax expense (benefit) included in the consolidated statements of income are as follows:


                                                   1996             1995            1994
                                                   ----             ----            ----

        Income tax expense
           Current                             $4,445,217       $3,658,707      $ 4,438,246
           Deferred federal tax                  (912,654)         (11,005)      (1,372,653)
           Benefit applied to reduce goodwill     374,548               --               --
                                               ----------       ----------      -----------

                                               $3,907,111       $3,647,702      $ 3,065,593
                                               ==========       ==========      ===========

    The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 1996, 1995 and 1994 is as follows:


                                                   1996             1995            1994
                                                   ----             ----            ----

        Computed tax expense at statutory rate  $4,950,400       $4,167,169      $3,877,268
        Tax-exempt income                         (223,053)        (364,854)       (614,107)
        Low-income housing tax credit             (310,615)             -               -
        Net operating loss carryover from KSB          -            (78,410)            -
        Other, net                                (409,621)         (76,203)       (197,568)
        Effect of 34% rate bracket                (100,000)             -               -
                                                ----------       ----------      ----------

        Applicable income tax expense           $3,907,111       $3,647,702      $3,065,593
                                                ==========       ==========      ==========

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE N - INCOME TAXES - Continued

    Deferred tax assets and liabilities consist of the following:

                                                        1996            1995
                                                        ----            ----
        Deferred tax assets
           Allowance for doubtful accounts         $   361,517     $   867,374
           Accrued legal expenses                    1,084,848         816,000
           Accrued stock-based compensation            864,879             -
           Asset valuation reserves                    708,260         890,059
           Goodwill                                    127,346             -
           Net operating loss carryovers from KSB    7,330,965       7,506,903
                                                   -----------     -----------
                                                    10,447,815      10,080,336
               Less valuation allowance              7,330,965       7,856,245
                                                   -----------     -----------
                                                     3,146,850       2,224,091
        Deferred tax liabilities
           Depreciation                                 56,802          81,225
           Accretion of discount                        96,001          61,473
                                                   -----------     -----------
                                                       152,803         142,698
                                                   -----------      ----------
                  Net deferred tax asset           $ 2,994,047     $ 2,081,393
                                                   ===========      ==========

    The Company has approximately $22,000,000 of net operating loss carryovers from the acquisition of KSB (note B). These losses will fully expire in 2009. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code. As a result, a valuation allowance has been established to eliminate the deferred tax asset attributable to these net operating losses in the amount of $7,330,965.

    During 1996, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of KSB (note B). The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for ten years.

NOTE O - STOCK OPTION PLANS

    At December 31, 1996, the Company had two stock-based compensation plans which are described below. The Company accounts for these plans under APB Opinion No. 25.

    1.  Outside Directors' Stock Option Plan

    The Company adopted a non-qualified outside Directors' Stock Option Plan in 1990 (the Director's Plan). Under the terms of the Director's Plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually which are exercisable after one year of service. The options were granted at the fair market value ($10.00 in 1996 and $8.25 in 1995) at the date of the grant. Currently, the strike price on the options ranges from $2.814 to $10.00 per share. During 1996, 4,103 options were exercised at strike prices ranging from $2.814 to $7.616 per share. At December 31, 1996, 52,545 options are outstanding, and options covering 42,045 shares were exercisable.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE O - STOCK OPTION PLANS - Continued

    2.  Stock Option and Appreciation Right Plan

    The Company adopted a Stock Option and Appreciation Right Plan (the Plan) on June 27, 1990. The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Company's Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is issued, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. As of December 31, 1996, options covering 298,310 shares were exercisable by 24 employees. Stock option transactions consist of the following:

                                                   1996              1995
                                                   ----              ----

        Outstanding at beginning of year           552,150           454,826
        Granted                                    100,404           104,722
        Exercised                                 (107,888)           (5,265)
        Cancelled                                   (3,781)           (2,133)
                                                ----------        ----------
        Outstanding at end of year                 540,885           552,150
                                                ==========        ==========
        Option price per share exercised    $2.801 - $3.919    $2.972 - $7.152
        Outstanding at end of year           2.801 -  10.00     2.972 -  8.068

    Had compensation cost for both plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                1996        1995
                                                ----        ----
        Net income
           As reported                      $ 10,237     $  8,258
           Pro forma                          10,152        8,210

        Earnings per share
           As reported                      $   1.23     $   1.01
           Pro forma                            1.22         1.00

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1996 and 1995: dividend yield of 4.17% and 2.46% for 1996 and 1995, respectively, and expected volatility of 30.26%, risk-free interest rate of 6.58%, and expected lives of 10 years for both years.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE P - CONCENTRATIONS OF CREDIT RISK

    The Company primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. Approximately 6% of loans are outside the normal lending area. The Company has concentrations of credit risk in real estate development loans (26%) at December 31, 1996. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.

    Approximately 83% of the Company's investment portfolio consists of corporate securities.

NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The contract amounts as of December 31, 1996 are as follows:

        Financial instruments whose contract amounts represent credit risk

           Commitments to extend credit                              $12,269,515
           Standby letters of credit and financial
               guarantees written                                        753,710

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE Q - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 1996. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is 80%.

NOTE R - REGULATORY MATTERS

    1.  Payment of Dividends

    Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the Banking Code) and in the Federal Deposit Insurance Act (FDIA) concerning the payment of dividends by the Company. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally undivided profits). Under FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due the Federal Deposit Insurance Corporation (FDIC).

    2.  Capital Ratios

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1996, management believes that the Bank meets all capital adequacy requirements to which it is subject.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE R - REGULATORY MATTERS - Continued

    As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                  To be well
                                                                         Required               capitalized under
                                                                        for capital             prompt corrective
                                                    Actual            adequacy purposes         action provisions
                                             ------------------       -----------------         -----------------
                                             Amount       Ratio       Amount      Ratio         Amount     Ratio
                                             ------       -----       ------      -----         ------     -----
       Total capital
       (to risk-weighted assets)
          Company (consolidated)           $86,009,159   30.17%     $22,807,987     8.00%               N/A
                                                         greater than/=           greater than/=   greater than/=
          Bank                             $54,493,377   22.77%     $20,902,755     8.00%    $26,128,444    10.00%
                                                         greater than/=           greater than/=   greater than/=


       Tier I capital
       (to risk-weighted assets)
          Company (consolidated)           $82,377,244   28.89%     $11,403,994     4.00%               N/A
                                                         greater than/=           greater than/=   greater than/=
          Bank                             $56,155,493   21.49%     $10,451,378     4.00%    $15,677,066    6.00%
                                                         greater than/=           greater than/=   greater than/=

       Tier I capital
       (to average assets, leverage)
          Company (consolidated)           $82,377,244   24.15%     $10,234,667     3.00%               N/A
                                                         greater than/=           greater than/=   greater than/=
          Bank                             $56,155,493   17.26%     $ 9,758,242     3.00%    $16,263,736    5.00%
                                                         greater than/=           greater than/=   greater than/=

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many of such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

    Changes in the assumptions or methodologies used to estimate fair value may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair value.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 1996 were as follows:

    Fair values of loans and deposits with floating interest rates are generally presumed to approximate the recorded carrying amounts.

    Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows:

                                                                     1996                              1995
                                                       ------------------------------      ------------------------------
                                                         Estimated                            Estimated
                                                           fair            Carrying             fair           Carrying
                                                           value            amount              value           amount
                                                       ------------      ------------      -------------    -------------
        Cash and cash equivalents                      $ 18,369,012      $ 18,369,012      $  46,645,012    $  46,645,012
        Interest bearing deposits in banks                1,047,744           953,000          1,033,227          718,751
        Investment securities held to maturity          113,635,320       113,474,908        104,636,075      103,462,796
        Investment securities available for sale          4,725,151         4,725,151            970,336          970,336

    Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows:

                                                                     1996                              1995
                                                       ------------------------------      ------------------------------
                                                         Estimated                            Estimated
                                                           fair            Carrying             fair           Carrying
                                                           value            amount              value           amount
                                                       ------------      ------------      -------------    -------------

        Deposits with stated maturities                $128,903,194      $122,861,753       $155,474,182     $148,217,657
        Mortgage payable                                    612,607           612,607            652,367          652,367
        Long-term borrowings with stated
          maturities                                      4,768,305         4,201,000          2,544,963        2,332,000

    Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totalling $125,279,409 and $112,767,358 at December 31, 1996 and 1995,
    respectively.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995




NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows:

                                                                     1996                              1995
                                                       ------------------------------      ------------------------------
                                                         Estimated                            Estimated
                                                           fair            Carrying             fair           Carrying
                                                           value            amount              value           amount
                                                       ------------      ------------      -------------    -------------
        Net loans                                      $214,217,901      $199,932,742       $198,681,706     $188,672,921

    There is no material difference between the carrying amount and estimated fair value of off-balance-sheet items totalling $13,023,225 and $12,283,808 at December 31, 1996 and 1995, respectively, which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

    The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107.

NOTE T - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    The Company was formed on June 29, 1995. Condensed financial information for the parent company only follows. The balance sheet for December 31, 1996 and the statements of income and cash flows for the period (since inception) then ended are presented below.

                            CONDENSED BALANCE SHEETS

                                                                                            December 31,
                                                                                  -----------------------------
                                                                                      1996             1995
                                                                                      ----             ----
       Assets
          Investment in Royal Investments of Delaware, Inc. - at equity            $27,055,328      $21,244,245
          Investment in Royal Bank of Pennsylvania - at equity                      58,358,928       55,913,196
          Other assets                                                                 260,000           31,219
                                                                                   -----------     ------------

                                                                                   $85,674,256      $77,188,660
                                                                                   ===========      ===========

        Liabilities                                                                $ 1,093,586      $        --
        Stockholders' equity                                                        84,580,670       77,188,660
                                                                                   -----------      -----------

                                                                                   $85,674,256      $ 7,188,660
                                                                                   ===========      ===========

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1996 and 1995

NOTE T - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY- Continued

                         CONDENSED STATEMENTS OF INCOME

                                                                                             Year ended December 31,
                                                                                            -----------------------------
                                                                                                1996             1995
                                                                                                ----             ----
       Income
          Equity in undistributed net earnings of subsidiaries                               $ 8,257,413      $ 7,345,584
          Dividends from subsidiary bank                                                       1,972,600          940,826
          Other income                                                                            10,581               --
                                                                                             -----------      -----------

               Total income                                                                   10,240,594        8,286,410

       Expense
          Income tax expense                                                                       3,704           27,914
                                                                                             -----------      -----------

              Net income                                                                     $10,236,890      $ 8,258,496
                                                                                             ===========      ===========

                       CONDENSED STATEMENTS OF CASH FLOWS
                                                                                              Year ended December 31,
                                                                                            -----------------------------
                                                                                                1996             1995
                                                                                                ----             ----
Cash flows from operating activities
    Net income                                                                               $10,236,890      $ 8,258,496
    Adjustments to reconcile net income to net cash provided by operating activities
        Undistributed earnings from subsidiaries                                              (8,257,413)      (7,345,584)
        Non-cash income tax expense                                                                3,704              --
        Non-cash rental income                                                                   (10,581)             --
        Non-cash compensation expense                                                                --            27,914
                                                                                             -----------      -----------

               Net cash provided by operating activities                                       1,972,600          940,826
                                                                                             -----------      -----------

Cash flows from investing activities
    Investment in subsidiary                                                                  (5,000,000)     (20,698,008)
                                                                                             -----------      -----------

               Net cash used in investing activities                                          (5,000,000)     (20,698,008)
                                                                                             -----------      -----------
Cash flows from financing activities
    Cash dividends paid                                                                       (1,972,600)        (940,826)
    Dividends from subsidiary bank                                                             5,000,000       20,698,008
                                                                                             -----------      -----------

               Net cash provided by financing activities                                       3,027,400       19,757,182
                                                                                             -----------      -----------

               NET INCREASE IN CASH AND CASH EQUIVALENTS                                              --               --

Cash and cash equivalents at beginning of year                                                        --               --
                                                                                             -----------      -----------

Cash and cash equivalents at end of year                                                     $        --      $        --
                                                                                             ===========      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required in this Item 10 is set forth in Item 12, Security Ownership of Beneficial Owners and Management, herein.


ITEM 11.  EXECUTIVE  COMPENSATION

         The following Summary Compensation Table sets forth all compensation paid by the Registrant for services rendered during the past three fiscal years by the Chief Executive Officer and each of the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in 1996.


Summary Compensation Table
                                                                            Other      Restricted   Securities      All
                                                                            Annual        Stock     Underlying     Other
                                                                         Compensation   Award(s)     Options    Compensation
Name and Principal Position            Year      Salary($)   Bonus($)(2)     ($)           ($)       SARS(#)       ($)(1)
----------------------------------- ------------ ----------- ----------- ------------- ------------ ----------- -------------

Daniel M. Tabas                        1996       308,112     129,509       30,800         --        21,589       2,550
Chairman of the Board                  1995       300,597     132,564       30,800         --        25,505       2,550
                                       1994       292,295     114,093       29,900         --        22,013       2,550

Lee E. Tabas                           1996       243,247      94,941       17,800         --        17,044       2,550
President and CEO                      1995       237,314      97,180       17,800         --        20,136       2,550
                                       1994       231,075      83,649       16,900         --        17,378       2,550

Joseph P. Campbell                     1996       154,256      37,050       4,800          --        4,632        2,550
Managing Director                      1995       150,493      37,924       4,800          --        3,648        2,550
                                       1994       125,247      23,266       3,900          --        2,430        2,550

James J. McSwiggan                     1996       118,274      28,408        --            --        3,078        2,550
Treasurer and CFO                      1995       115,390      29,078        --            --        2,797        2,550
                                       1994       102,113      17,554        --            --        2,140        2,550

Richard S. Hannye                      1996       153,750        --          780           --        3,552        2,550
Corporate Counsel                      1995       150,000        --          720           --        3,636        2,550
                                       1994       135,021        --           --           --          --         2,550

-------------------------------------------------------------------------------
(1) Consists of Bank's contribution to its Employee 401(k) Pension Plan, under which the Board of Directors has an obligation to match 100 percent of the total employee contributions up to an annual maximum of $2,550. From January 1, 1996 to June 30, 1996, the Plan was administered by Valley Forge Consultants. Commencing on July 1, 1996, the Plan was administered by J. M. Singley Associates, Inc. Each employee participant is entitled to contribute up to 15% of his gross salary. Senior management executives are asked to refrain from contributing to the plan in the event the administrator determines such contributions would make the Plan top heavy. Each participant in the Plan will have credited to his Participant's Benefit Account his proportionate share of all appropriate amounts. Future benefits are based on future contributions.

(2) Bonuses of Messrs. Tabas, Campbell and McSwiggan are performance based and tied to goals set by the Stock Option, SARS and Compensation Committee.


Employee options/SAR Grants in Fiscal Year 1996
                                                                                                  Potential Realized
                                                                                                        Value at
                                                                                                    Assumed Annual
                                     Number of        % of Total                                  Rates of Stock Price
                                     Securities     Options/SARS    Exercise                        Appreciation for
                                     underlying      Granted to     or Base                            Option Term
                                    Options/SARS      Employees      Price        Expiration   ----------------------------
           Name                    Granted (#)(1)  in Fiscal Years   ($/Sh)          Date           5%            10%
-------------------------------    -------------   ---------------  --------      ----------   ------------   -------------

Daniel M. Tabas                        21,589           32.066%       10.00        4/20/06        271,544       688,146

Lee E. Tabas                           17,044           25.315%       10.00        4/20/06        214,378       543,275

Joseph P. Campbell                     4,632             6.880%       10.00        4/20/06         58,261       147,644

James J. McSwiggan                     3,552             5.276%       10.00        4/20/06         44,676       113,219

Richard S. Hannye                      3,078             4.572%       10.00        4/20/06         38,715        98,111

------------------

(1) Pursuant to the employee stock option plan, the options are exercisable at 20% per year after the date of grant and must be exercised within ten years of the grant (April 20, 1996).





Aggregated Option/SAR Exercises in Last Fiscal Year and 1996 Option/SAR Values

                                                           Number of Securities
                                                           Underlying Unexercised                     Value of
                                                                Options/SARS                Unexercised in-the Money
                          Shares                                     at                          Options/SARS at
                         Acquired                            December 31, 1996                  December 31, 1996
                            on              Value       ------------------------------    --------------------------------
       Name             Exercise(#)      Realized ($)    Exercisable(#) Unexercisable     Exercisable($)  Unexercisable($)
-------------------     -----------     --------------  ---------------- -------------    ------------- ------------------

Daniel M. Tabas          107,888        1,507,088             73,380        90,143          777,072         826,048

Lee E. Tabas               - -             - -               143,104        71,165        2,005,444         652,110

Joseph P. Campbell         - -             - -                 7,610        11,799           87,147         100,360

James J. McSwiggan         - -             - -                 6,630         9,457           74,605          68,844

Richard S. Hannye          - -             - -                   817         6,346            6,792          36,404

----------------------

(1) Value of unexercised options/SARS is based used the closing stock price at December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the amount of outstanding common stock beneficially owned by each stockholder (including any "group" as the term is used in Section 3(d)(3) of the Securities Exchange Act of 1934) known by the Registrant to be the beneficial owner of more than 5% of such stock, and all directors and officers as a group. The information is furnished as February 28, 1997 on which 6,434,844 Class A shares and 1,555,363 Class B shares were outstanding (net of treasury stock of 204,016 Class A shares).

     Name and address of            Shares Beneficially               Percent of
      Beneficial owner                     Owned                       Class (5)
     -------------------                   -----                       --------

     Daniel M. Tabas (4)             3,385,741(Class A)                 52.02%
     543 Mulberry Lane               1,064,302(Class B)                 68.43%
     Haverford, PA 19041

     Lee E. Tabas (4)                  578,700(Class A)                  8.80%
     1 Dove Lane                        99,177(Class B)                  6.38%
     Haverford, PA 19041

     Richard Tabas                          53(Class A)                  --  %
     1309 Lafayette Road               107,389(Class B)                  6.90%
     Gladwyne, PA 19035

EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth certain information, furnished by each such person, concerning the present directors and executive officers of the Registrant, including their beneficial ownership of the Registrant's common stock as of February 28, 1997.

                                           Director          Shares                Percent
                                          or officer      Beneficially               of
     Name                       Age         since        Owned (1) (3)            Stock (2)
     ----------------------    ------     -----------    ---------------     --------------------
     Daniel M. Tabas (4)        73           1980          3,385,741(A)            55.56%
                                                           1,064,302(B)

     Lee E. Tabas (4)           47           1980            578,700(A)             8.28%
                                                              99,177(B)

     Joseph P. Campbell         48           1982             55,699(A)             0.87%
                                                              13,567(B)

     Richard S. Hannye          39           1993                817(A)             0.01%

     James J. McSwiggan         41           1993              7,753(A)             0.09%

     Robert R. Tabas (4)        41           1988            155,729(A)             2.54%
                                                              50,733(B)

     Katherine Platt            46           1996                450(A)             0.01%



     Charles W. Burhans         68           1970             24,521(A)             0.30%

     Albert Ominsky             62           1982             19,387(A)             0.61%
                                                              26,546(B)

     Carl M. Cousins            64           1993              4,721(A)             0.06%

     Charles Willner            69           1984            113,593(A)             1.84%
                                                              32,562(B)

     Howard Wurzak (4)          41           1985             45,295(A)             0.55%

     Edward Tepper              57           1986             17,975(A)             0.64%
                                                              30,124(B)

     Jack Loew                  50           1997                 --                 --

     Susan Tabas Tepper(4)      34           1996            187,422(A)             3.05%

                                                              54,776(B)

                                                                             --------------------
                                                                              Percent of class(5)
     All directors and                                                       --------------------
     executive officers         --            --           4,597,850(A)            68.48%
     as a group (15 persons)                               1,479,176(B)            95.10%


--------------------------------------------
(1) Based on information furnished by beneficial owners or their representatives. Includes direct and indirect ownership and, unless otherwise indicated, also includes sole voting and investment power with respect to reported holdings.
(2) Assumes full conversion of Class B Common Stock to Class A Common Stock at the conversion factor of 1.15 Class A shares for each Class B share. Stock options currently excercisable are included with total shares outstanding in determining percentage of ownership for each respective director or executive officer.
(3) Includes stock options unexercised, but currently excercisable, in addition to stock beneficially owned.
(4) Daniel M. Tabas, Lee Tabas, Robert Tabas, Susan Tabas Tepper, and Howard Wurzak, members of their immediate families and their affiliates and associates, in the aggregate, own 4,352,881 shares of Class A Common Stock (68.69% assuming full conversion of Class B Common Stock to Class A Common Stock at a conversion factor of 1.15 Class A shares for each Class B share) and 1,268,988 shares of Class B common stock. Messr. Tabas, Susan Tabas Tepper, and Howard Wurzak have unexercised but exercisable options to purchase 238,343 shares of Class A common stock. In calculating the tabulated percent of class, an additional 238,343 shares were added to the shares of common stock beneficially owned to the total outstanding shares of common stock assuming all excercisable options were exercised.
(5) The percent of class assumes all outstanding exercisable options issued to directors and officers have been exercised and therefore, on a pro-forma basis, 6,713,803 shares of Class A common stock would be outstanding.

         The following paragraphs indicate full time positions and offices held by the directors and executive officers and sets forth information furnished by each such person as to his principal occupation for the last five years.

Executive Officers

         Daniel M. Tabas is the Chairman of the Board and a Director of the Registrant. His other principal occupation is Chief Executive Officer for Tabas Enterprises, which consists of various entities in the restaurant, hotel, real estate and entertainment businesses in the Philadelphia and Downingtown, Pennsylvania areas. He is the father of Lee E. Tabas, Robert R. Tabas, Susan Tabas Tepper, and the father-in-law of Howard Wurzak.

         Lee Evan Tabas is the President, Chief Executive Officer and a Director of the Registrant. He does some consulting to Tabas Enterprises. He is the son of Daniel M. Tabas, brother of Robert R. Tabas and Susan Tabas Tepper, brother in law of Howard Wurzak.

         Joseph Campbell is Managing Director and a Director of the Registrant. Mr. Campbell is employed by Tabas Enterprises on a part time basis.

         Richard S. Hannye is the Secretary and Corporate Counsel of the Registrant. Mr. Hannye was previously associated with the law firm of Hecker Brown Sherry and Johnson in Philadelphia.

         James McSwiggan is the Chief Financial Officer and Treasurer of the Registrant. Mr. McSwiggan is employed by Tabas Enterprises on a part time basis.

Directors
         Katherine Platt, a Director of the Registrant, is a partner of the law firm Platt, DiGriorgio & DiFabio in Paoli, Pennsylvania.

         Charles W. Burhans, a Director of the Registrant, is the President of Burhans Glass Company, a fabricator and installer of glass products in the King of Prussia, Pennsylvania area.

         Albert Ominsky, a Director of the Registrant, is an attorney and President of the law firm of Ominsky & Welsh, P.C. in Philadelphia, Pennsylvania.

         Robert R. Tabas is a Vice President, Senior Lender and Director of the Registrant. Mr. Tabas is a Vice President with Tabas Enterprises. He is the son of Daniel M. Tabas, and brother of Lee E. Tabas and Susan Tabas Tepper, and brother in law of Howard Wurzak.

         Edward Tepper, a Director of the Registrant, is the Chairman of the Philadelphia Kixx, a professional indoor soccer team, and the President of Tepper Properties, a real estate investment company in Villanova, Pennsylvania. He is the father-in-law of Susan Tabas Tepper.

         Charles Willner, a Director of the Registrant, is the owner and manager of Willner Properties, primarily dealing with investments in real estate in the King of Prussia, Pennsylvania area.

         Howard Wurzak, a Director of the Registrant, is President of Hospitality Management Group, Inc. and the President of the Twelve Caesars Banquet Facility in Philadelphia, Pennsylvania. He is the son-in-law of Daniel
M. Tabas and the brother-in-law of Lee E. Tabas, Robert R. Tabas and Susan Tabas Tepper.

         Carl M. Cousins, a Director of the Registrant, is the owner and principal veterinarian of Haverford Animal Hospital in Haverford, Pennsylvania.

         Jack Loew, a Director of the Registrant since January, 1997, is president and treasurer of Hough/Loew Associates, a design/build construction and development firm specializing in office, industrial and retail properties.


         Susan Tabas Tepper, a Director of the Registrant, does consulting and public relations work for Tabas Enterprises. She is the daughter of Daniel M. Tabas, the daughter-in-law of Edward Tepper, the sister of Lee E. Tabas and Robert R. Tabas, and the sister-in-law of Howard Wurzak.


Beneficial Ownership - Compliance

         Section 16 (A) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and persons who own more than 10 percent of the registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Corporation copies of all Section 16(a) forms they file.

         Based solely on its review of forms that were received from certain reporting persons, the Corporation believes that during the period January 1, 1996 through December 31, 1996, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the ordinary course of business, RBPA has had, and expects to have in the future, banking transactions with directors, officers, principal shareholders and their associates which involve substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with others and no more than the normal risk of collectability or other unfavorable features. No transaction during the three years ended December 3l, l996 of the above nature exceeded $8,000,000 or 10% of the equity capital accounts to the Registrant.

         The largest aggregate amount of indebtedness during the year l996 of all Directors and Officers to the Bank as a group, and to their associates was $11,700,000. The total of such outstanding loans at December 3l, l996 was $5,462,000. Interest rates ranged for fixed rates from 7.5% to 10.5%. Floating rates ranged from prime to prime plus 2.5 points.

         The Registrant has had and intends to have business transactions in the ordinary course of business with Directors and associates on comparable terms as those prevailing from time to time for other nonaffiliated vendors of the Registrant. In particular, the Registrant has used hospitality services of director's, Howard Wurzak, and Daniel Tabas. Director Albert Ominsky's firm provides legal services to the Bank. Director Edward Tepper provides construction supervision and property inspection services to the Bank.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       1.  Financial Statements

               The following financial statements are included by reference in
Part II, Item 8 hereof.

                  Report of Independent Certified Public Accountants. Consolidated Balance Sheets.
                  Consolidated Statements of Income.
                  Consolidated Statements of Changes in Stockholders' Equity. Consolidated Statement of Cash Flows.
                  Notes To Consolidated Finical Statements.

         2. Financial Statement Schedules

                  Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

         3. The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report.

                  3  (I)  Articles of Incorporation. (Incorporated by reference to Exhibit 3(I) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

                  3(ii) By-laws. (Incorporated by reference to Exhibit 3(I) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

                  10.1    Stock Option and Appreciation Right Plan.

                  10.2    Outside Directors' Stock Option Plan

                  11. Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note A, "Per Share Information".

                  21.     Subsidiaries of Registrant.

                  27.     Financial Data Schedule.

(b) No Current Report on Form 8-K was files by the Registrant during the fourth quarter of the fiscal year December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.


               DATE                              TITLE                                       SIGNATURE
               ----                              -----                                       ---------


         March 26, 1997                                               /s/ Daniel M. Tabas
___________________________________             Chairman              _________________________________________________________
                                                                      Daniel M. Tabas


         March 26, 1997                                               /s/ Lee E. Tabas
___________________________________          President/CEO/           _________________________________________________________
                                                Director              Lee E. Tabas


         March 26, 1997                                               /s/ Joseph P. Campbell
___________________________________         Managing Director/        _________________________________________________________
                                                Director              Joseph P. Campbell


         March 26, 1997                                               /s/ James J. McSwiggan
___________________________________          Treasurer/CFO            _________________________________________________________
                                                                      James J. McSwiggan


         March 26, 1997                                               /s/ Albert Ominsky
___________________________________            Director               _________________________________________________________
                                                                      Albert Ominsky


         March 26, 1997                                               /s/ Charles Burhans
___________________________________            Director               _________________________________________________________
                                                                      Charles Burhans


         March 26, 1997                                               /s/ Robert R. Tabas
___________________________________       Senior Vice President/      _________________________________________________________
                                                Director              Robert R. Tabas


         March 26, 1997                                               /s/ Charles Willner
___________________________________             Director              _________________________________________________________
                                                                      Charles Willner


         March 26, 1997                                               /s/ Carl Cousins
___________________________________             Director              _________________________________________________________
                                                                      Carl Cousins


               DATE                              TITLE                                       SIGNATURE
               ----                              -----                                       ---------



___________________________________            Director               _________________________________________________________
                                                                      Howard Wurzak


         March 26, 1997                                               /s/ Katherine Platt
___________________________________            Director               _________________________________________________________
                                                                      Katherine Platt


         March 26, 1997                                               /s/ Edward Tepper
___________________________________            Director               _________________________________________________________
                                                                      Edward Tepper


         March 26, 1997                                               /s/ Jack Loew
___________________________________            Director               _________________________________________________________
                                                                      Jack Loew


         March 26, 1997                                               /s/ Susan Tabas Tepper
___________________________________            Director               _________________________________________________________
                                                                      Susan Tabas Tepper

                     ROYAL BANCHSARES OF PENNSYLVANIA, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX


3 (i)    Articles of Incorporation (Incorporated by reference to
         Exhibit 3(I) to Registrant's Registration Statement No. 0-26366 on Form S-4).

3 (ii) Bylaws (Incorporated by reference to Exhibit 3(I) to Registrant's Registration Statement No. 0-26366 on Form S-4).

10.1     Stock Option and Appreciation Right Plan.

10.2     Outside Directors' Stock Option Plan.

11       Statement Re: Computation of Earnings Per Share. (Included at
         Item 8, hereof. Note A. "per Share Information.)

21       Subsidiaries of Registrant

27       Financial Data Schedule.