Form 10-Q
period 1997-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1997-05-14
CIK 922487

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

 (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

            for the quarterly period ended: March 31, 1997
                                           -----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from:       to

                        Commission file number:  0-26366
                                                 -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                    ---------------------------------------
              (Exact name of the bank as specified in its charter)

               PENNSYLVANIA                                 23-2812193
              ---------------                               ----------
       State or other jurisdiction of                      (IRS  Employer
         incorporated or organization)                     identification No.)

                   732 Montgomery Avenue, Narberth, PA 19072
                    Address of principal Executive Offices)

                                 (610) 668-4700
              (Registrant's telephone number, including area code)

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
                            Yes       X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock               Outstanding at March 31, 1997
          $2.00 par value                          6,444,186

Class B Common Stock               Outstanding at March 31, 1997
          $.10 par value                           1,547,984

                 Royal Bancshares of Pennsylvania, Inc. and
                             Subsidiaries
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                        ASSETS                            March 31, 1997    Dec 31, 1996
Cash and due from banks                                        $7,585,246       $7,744,012
Federal funds sold                                             24,375,000       10,625,000
   Total cash and cash equivalents                             31,960,246       18,369,012
Interest bearing deposits in banks                                953,000          953,000
Investment securities held to maturity (market value of
     $91,003,036 @ 3/31/97 & $113,635,320 @ 12/31/96)          91,176,193      113,474,908
Investment securities available for sale - at market value      4,697,773        4,725,151
Total loans                                                   205,768,921      209,016,895
 Less allowance for loan losses                                 9,123,373        9,084,153
Net loans                                                     196,645,548      199,932,742
 Other real estate, net                                           646,888          504,104
 Premises and equipment, net                                    4,789,887        4,708,531
 Accrued interest and other assets                             13,168,483       12,481,420
                                                             $344,038,018     $355,148,868
                                                                              ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
     Non-interest bearing                                     $32,419,955      $38,327,081
     Interest bearing (includes cert. of deposit in excess
      of $100,000 of $22,720,830 at 9/30/96 and
      $23,657,679 at 12/31/96)                                211,676,855      215,855,522
          Total deposits                                      244,096,810      254,182,603
  Accrued interest and other liabilities                       12,015,335       11,571,988
  Long-term borrowings                                          1,701,000        4,201,000
  Mortgage payable                                                602,318          612,607
          Total liabilities                                   258,415,463      270,568,198
Stockholders' equity
Common Stock Class A, par value $2 per share; authorized,
     18,000,000 shares; issued, 6,648,202 @ 3/31/97 $
     6,596,625 @ 12/31/96                                      13,296,404       13,193,250
Class B, par value $.10 per share; authorized, 2,000,000
     shares; issued, 1,547,984 @ 3/31/97 & 1,592,091 @            154,798          159,209
     12/31/96
Capital surplus                                                34,827,443       34,827,443
Retained earnings                                              39,453,248       38,427,800
Accum.unrealized loss on invest securities avail. for sale       (12,628)          (1,158)
                                                               87,719,265       86,606,544
Treas. stock-at-cost,shares of Class A, 204,016 @ 3/31/97,
  198,113 @ 12/31/96                                          (2,096,710)      (2,025,874)
                                                               85,622,555       84,580,670
                                                             $344,038,018     $355,148,868
The accompanying notes are an integral part of these statements.

            Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 Three months ended,
                                                      March 31

                                                  1996        1996
Interest income
  Loans, including fees                         $5,483,171  $6,016,048
  Investment securities held to maturity
   Taxable                                       1,483,746   1,466,524
   Tax-exempt                                       14,750      12,703
  Securities available for sale
   Taxable                                          81,563      60,820
   Tax-exempt                                           --          --
  Deposits in banks                                 26,031      22,704
  Federal funds sold                               246,459     304,129
  US Treasury and agencies                          99,021     286,894
        TOTAL INTEREST INCOME                    7,434,741   8,169,822
Interest expense
  Deposits                                       2,406,459   2,476,709
  Mortgage payable and other                        57,361      54,811
  Federal funds purchased                                -           -
        TOTAL INTEREST EXPENSE                   2,463,617   2,531,520
          NET INTEREST INCOME                    4,971,124   5,638,302
Provision for loan losses                                -           -
        NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                     4,971,124   5,638,302

Other income (expense)
  Service charges and fees                         249,568     253,019
  Gain on sale of other real estate                180,394     139,639
  Gain on sale of loans                              5,525      51,725
  Other income                                      65,516      55,239
                                                   501,003     499,622
Other expenses
  Salaries & wages                               1,147,444   1,140,610
  Employee benefits                                386,492     524,000
  Occupancy and equipment                          167,338     165,765
  Other operating expenses                         906,492   1,292,930
                                                 2,607,766   3,123,305

     INCOME BEFORE INCOME TAXES                  2,864,361   3,014,619
  Income taxes                                     750,237     904,386
     NET INCOME                                 $2,114,124  $2,110,233
                                                ==========  ==========
  Per share data
     Net income                                       $.26        $.25
  Average number of shares outstanding           8,223,797   8,315,722

The accompanying notes are an integral part of these statements.

            Royal Bancshares of Pennsylvania, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Three Months ended March 31, 1997

                                  (UNAUDITED)

                                    Class A Common Stock  Class B Common Stock
                                    Shares      Amount       Shares     Amount
Balance, January 31, 1997          6,596,625  $13,193,250   1,592,091   $159,209

Net income for the three months
  ended March 31, 1996                     -            -           -
Conversion of Class B common stock
  to Class A common stock             51,578      103,157    (44,107)    (4,411)
Purchase of treasury stock                 -            -           -          -
Cash dividends on common stock             -            -           -          -
Net unrealized loss on securities
  available for sale                       -            -           -

Balance, March 31, 1997            6,648,203  $13,296,407   1,547,984   $154,798



                                      Capital     Retained
                                      Surplus      Earnings
Balance, January 31, 1997            $34,827,443  $38,427,800
Net income for the three months
  ended March 31, 1996                         -    2,114,124
Conversion of Class B common stock
  to Class A common stock                      -     (98,746)
Purchase of treasury stock                     -            -
Cash dividends on common stock                 -    (989,933)
Net unrealized loss on securities
  available for sale                           -            -

Balance, March 31, 1997              $34,827,443  $39,453,245


                                                     Net
                                                  unrealized
                                                   loss on
                                                  securities
                                      Treasury    available
                                        stock      for sale

Balance, January 31, 1997           $(2,025,874)     $(1,158)

Net income for the three months                -            -
  ended March 31, 1996
Conversion of Class B common stock
  to Class A common stock                      -            -
Purchase of treasury stock              (70,836)            -
Cash dividends on common stock                 -            -
Net unrealized loss on securities
  available for sale                           -     (11,470)

Balance, March 31, 1997             $(2,096,710) $   (12,628)

The accompanying notes are an integral part of this statement.


               Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            Three months ended March 31,
                                                      1997          1996
Cash flows from operating activities
  Net income                                         $2,114,124     2,110,233
  Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation                                          104,360        87,418
  Accretion of investment securities discount          (19,870)      (33,599)
  Amort of investment securities premium                249,279       152,745
  Amortization of deferred loan fees                   (34,998)      (49,122)
  Accretion of discount on loans purchased             (96,535)     (817,943)
  (Benefit)provision for deferred income taxes          (5,909)      (79,464)
  (Gain) loss on other real estate                    (172,131)     (139,639)
   Gain on sale of loans                                (5,525)      (51,725)
Changes in assets and liabilities:
 (Incr)decrease in accrued interest receivable        (243,984)     (243,511)
 (Increase) decrease in other assets                  (543,264)     (241,695)
  Incr(decrease) in accrued interest payable            143,054       204,547
  Increase in unearned income on loans                    9,792      (38,229)
  Increase (decrease) in other liabilities              300,293     1,012,021
  Net cash provided by operating activities           1,798,686     1,872,037

Cash flows from investing activities
 Net incr. in int. bearing balances in banks                  -   (1,300,803)
 Proceeds from calls and maturities of
  investment securities held to maturity             22,734,261     2,121,045
 Purch. of invest. securities held to maturity        (637,577)   (9,626,191)
 Purchase of loans                                                 2,620,666)
  Net decrease in loans                               3,338,904     7,941,864
  Purchase of premises and equipment                  (185,716)     (368,095)
  Proceeds from sale of other real estate               210,997     (204,558)
Net cash(used in)provided by invest.activities       25,460,869   (4,057,404)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing
 and interest-bearing demand deposits and savings  (12,015,426)  (16,893,928)
 accounts
 Net increase (decrease) in cert. of deposit          1,929,633   (5,003,880)
 Mortgage payments                                     (10,289)       (9,704)
 Purchase of treasury stock                            (70,836)             -
 Net (decrease)increase in long-term borrowings     (2,500,000)     2,500,000
 Cash dividends                                       (989,933)     (470,705)
 Other                                                 (11,470)             -
Net cash provided by (used in) fin. activities     (13,668,321)  (19,878,217)
      NET (DECREASE) INCREASE IN
                  CASH AND CASH EQUIVALENTS          13,591,234  (22,063,584)
Cash and cash equivalents at beginning of year       18,369,012    46,645,012

Cash and cash equivalents at end of year            $31,960,246   $24,581,428

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

1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary to a fair statement of the results for the interim periods. For further information thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996.

2. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 8,223,797 and 8,315,722 for the three months ended, March 31, 1997 and 1996, respectively.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128., Earnings Per Share , which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

4.   Investment Securities:

     The carrying value and approximate market value of investment securities at March 31, 1997 are as follows:

                            Amortized
                               or           Gross        Gross     Approximate
                            purchased     unrealized   unrealized     market      Carrying
                              cost          gains        losses       value        value
Available for sale:
Common stock securities       $1,088,357   $    2,291   $        -   $1,090,648   $1,090,648
Pref. stock  securities        3,628,550            -       21,425    3,607,125    3,607,125
                              $4,716,907   $    2,291   $   21,425   $4,697,773   $4,697,773

Held to maturity:
US Treasury & agencies       $14,856,363   $  119,584    $  25,953  $14,949,994  $14,856,363
Tax exempt securities            498,465       81,135            -      579,600      498,465
Taxable debt securities       75,821,365      157,986      505,909   75,473,442   75,821,365
                             $91,176,193   $  358,705    $ 531,862  $91,003,036  $91,176,193

5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:


       Three months ended March 31,
                                        1997         1996
     Balance at January 1,            $9,084,153   $9,746,559

       Loans charged -off               (36,336)    (223,747)
       Recoveries                         75,556       76,117
       Net charge-offs and recoveries     39,220    (147,630)
       Provision for loan losses               -            -

      Balance at end of period        $9,123,373   $9,598,929



6. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,368,704 and $5,593,017 at March 31, 1997 and 1996, respectively. Loan balances past due 90 days or more that are not on
     a non-accrual status, but management expects it   will eventually be paid
     in full amounted to approximately $0 at March 31, 1997 and $391,000 at March 31, 1996. Although the Company has non-performing loans of approximately $4,368,704 at March 31, 1997, management believes it has adequate collateral to limit its credit risks.

     The balance of impaired loans was $1,686,456 at March 31, 1997. The Company identified a loan impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at March 31, 1997. The income recognized on impaired loans during the three month period ended March 31, 1997 was $944. The cash
     collected on impaired loans during this three month period was   $27,590,
     of which $26,646 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this three month period in 1997 was $53,024. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 1997.


FINANCIAL CONDITION

     Total consolidated assets as of March 31, 1997 were $344 million, a decrease of $11.1 million from the $355.1 million reported at year end, December 31, 1996. This decrease is primarily due to a $22.3 million decreases in investment securities held to maturity, partially offset by a $13.6 million increase in cash and cash equivalents.

     The $22.3 million decrease in investment securities held to maturity was basically due to scheduled maturities experienced in the first quarter. Investment securities held to maturity are primarily comprised of taxable corporate debt securities which are "A" rated or better by Moodys and/or Standard & Poor at the time of purchase, with maturities in the three to five year range. These maturing funds helped fund the deposit outflow in the first quarter and the balance was reinvested overnight federal funds.

     Total loans decreased $3.2 million as originations did not keep pace with loan maturities and payoffs in the 1st quarter 1997. The allowance for loan loss increased $39 thousand to $9.1 million at March 31, 1997. The level of allowance for loan loss reserve represents 4.4% of total loans.

     Total deposits, the primary source of funds, decreased $10.1 million to $244.1 million at March 31, 1997, from $254.2 million at December 31, 1996. This decrease is primarily due to runoff experienced in noninterest bearing deposits of $5.9 million and interest bearing deposits of $4.2 million in the first quarter. FHLB advances decreased $2.5 million as an advance was paid off in January 1997.

     Consolidated stockholder's equity increased $1 million to $85.6 million at March 31, 1997 from $84.6 million at December 31, 1996. This increase is primarily due net income of $2.1 million for the three months period of 1997, partially offset by cash dividends of $1 million. Additionally, in the first quarter of 1997 the Company repurchased 5,903 shares of the Company's class A common stock at a cost of $71 thousand which is reflected as treasury stock, and an adjustment for accumulated unrealized loss on available for sale investment securities of $13 thousand.

RESULTS OF OPERATIONS

     Net income for the three months ended, March 31, 1997 was $2,114,124 or $.26 per share, as compared to net income of $2,110,233 or $.25 per share, for the same three month period in 1996.

     Net interest income decreased $.7 million to $5 million for the first quarter of 1997 as compared to $5.6 million for the same period ended, 1996. While the average balance of loans increased 5%, or $10.6 million, in the first quarter 1997 versus first quarter 1996, the decrease in interest income and fees on loans of $.5 million was the primary cause of this $.7 million decrease in net interest income. The decrease in interest income and fees on loans is primarily due to nonrecurring accretion income recorded in the first quarter of 1996 relating to loan payoffs. Additionally there was a $.2 million decrease in interest and dividend income on both investment securities and interest bearing deposits, primarily due to a decrease in the average balance of investment securities of 9%, or $12 million, in the first quarter 1997 versus the first quarter of 1996. These decreases in interest income were partially offset by a $.1 million decrease in interest expense on deposits. The year to date average balance of deposits for the three months ended March 31, 1997 were approximately $243 million as compared to $252 same period in 1996.

          There was no provision for loan loss recorded for either period primarily due to Management's assessment that the level of reserves were adequate for the respective periods.

     Total non interest income for the three months ended March 31, 1997 was $501 thousand. as compared to $499 thousand for the same period in 1996. While gain on sale of loans and service fees declined slightly, other income and gains on sale of other real estate increased slightly in the first quarter, 1997.

     Total non interest expenses for the three months ended March 31, 1997 was $2.6 million, a decrease of $.5 million, as compared to $3.1 million for the same period in 1996. This decrease is partially attributable to decreases in other operating expenses of $.4 million and salaries and employee benefits of $.1 million. The reduction in other operating expenses is primarily due a decrease in professional fees and postage fees, partially offset by increases in advertising, printing and supplies, and telephone expenses.


LIQUIDITY & INTEREST RATE SENSITIVITY

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

     The liquidity ratio of the Company remains strong at approximately 49% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, US Treasuries and agencies, and to a lesser extent, obligations of state and political subdivisions and federal funds sold. The overall liquidity position is monitored on a monthly basis.
     Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 1997:


Interest Sensitivity Analysis
(in millions)                            Repricing periods
                                                        Non rate
                                             One year  sensitive
                                   Within      thru     and over
 Consolidated assets              one year  five years five years   Total
 Interest bearing deposits
      with banks                   $    1.4  $       -   $      -  $     1.4
 Federal funds sold                    24.4          -          -       24.4
 Investment securities:
   available for sale                   4.7          -          -        4.7
   held to maturity                    44.5       40.8        5.9       91.2
 Loans: fixed                          10.0       63.9        9.2       83.1
        variable                       44.4       55.4       26.4      126.2
 Other assets                             -          -       13.0       13.0
     Total assets                  $  129.4  $   160.1   $   54.5  $   344.0

Consolidated liab. and capital
 Non-interest bearing  deposits    $      -  $       -   $   32.9  $    32.9
 Interest bearing deposits            108.7       45.7       56.6      211.0
 Borrowed funds                         1.2        1.1          -        2.3
 Other liabilities                        -          -       12.2       12.2
 Stockholders' equity                     -          -       85.6       85.6
Total liabilities and capital      $  109.9  $    46.8   $  187.3  $   344.0

Interest rate sensitivity gap      $   19.5  $   113.3   $(132.8)

Cumulative interest rate
      sensitivity gap              $   19.5  $   132.8   $      -

  Gap to asset ratio                     6%        32%

  Cumulative gap to asset ratio          6%        39%

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


CAPITAL ADEQUACY

     The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At March 31, 1997, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.
     The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                March 31, 1997  December 31, 1996
  Capital Levels
  Tier 1 leverage ratio              24.54%           22.2%
  Tier 1 risk-based ratio           31.45%            27.7%
  Total risk-based ratio            32.73%            29.0%

  Capital Performance
  Return on average assets           2.5%(1)          2.6%
  Return on average equity         10.1%(1)           11.1%
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

                       PART II - OTHER INFORMATION



Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  None

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to Vote Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

  None




















                               SIGNATURES


     Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                (Registrant)


Dated: May 12th, 1997    /S/ JAMES J. MCSWIGGAN, JR.
                     -------------------------------------------------------
                     James J. McSwiggan, Chief Financial Officer and Treasurer



Dated: May 12th, 1997   /S/ DAVID J. GREENFIELD
                     --------------------------------------------------------
                        David J. Greenfield, Controller