Form 10-Q
period 1997-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1997-08-13
CIK 922487

[DESCRIPTION]            ROYAL 2ND QTR 10-Q


                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            for the quarterly period ended: JUNE 30,  1997
                                             -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from:  --------  to -------

                        Commission file number:  0-26366
                                                 -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                   ------------------------------------------
              (Exact name of the bank as specified in its charter)

                PENNSYLVANIA                                 23-2812193
                ---------------                              -----------
      State or other jurisdiction of                      (IRS  Employer
     incorporated or organization)                      identification No.)


                   732 MONTGOMERY AVENUE, NARBERTH, PA 19072
                   ----------------------------------------
                    (Address of principal Executive Offices)

                                (610)  668-4700
                                ---------------
                    (Registrant's telephone number, including area code)

                                      N/A
                                    -------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes       X          No
                                ---------           ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Common Stock               Outstanding at June 30, 1997
          $2.00 PAR VALUE                           6,719,209

          Class B Common Stock               Outstanding at June 30, 1997
          $.10 PAR VALUE                            1,605,083

     ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                         ASSETS                             JUNE 30, 1997  DEC 31, 1996

                                                            -------------  -------------

Cash and due from banks                                        $8,921,269     $7,744,012
Federal funds sold                                             21,275,000     10,625,000
          Total cash and cash equivalents                      30,196,269     18,369,012
Interest bearing deposits in banks                                694,000        953,000
Investment securities held to maturity (market value of
     $85,315, 109 @6/30/97 & $113,635,320 @ 12/31/96)          85,132,655    113,474,908
Investment securities available for sale - at market value     15,015,024      4,725,151
Total loans                                                   205,831,617    209,016,895
  Less allowance for loan losses                                8,552,792      9,084,153
          Net loans                                           197,278,825    199,932,742
Other real estate, net                                            225,616        504,104
Premises and equipment, net                                     4,743,830      4,708,531
Accrued interest and other assets                              13,211,099     12,481,420
                                                            -------------  -------------
                                                             $346,497,318   $355,148,868
                                                            =============  =============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing                                          $33,886,673    $38,327,081
Interest bearing (includes certificates of deposit in excess of $100,000 of $21,104,322 at 6/30/97 and
      $23,657,679 at 12/31/96)                                211,411,766    215,855,522
          Total deposits                                      245,298,439    254,182,603
  Accrued interest and other liabilities                       12,022,403     11,571,988
  Long-term borrowings                                          1,701,000      4,201,000
  Mortgage payable                                                591,984        612,607
                                                            -------------  -------------
          Total liabilities                                   259,613,826    270,568,198
Stockholders' equity
Common stock
 Class A, par value $2 per share; authorized, 18,000,000
  shares issued, 6,926,724 @ 6/30/97 & 6,596,625 @ 12/31/96    13,853,448     13,193,250
 Class B, par value $.10 per share; authorized, 2,000,000
  shares; issued, 1,605,083 @ 6/30/97 & 1,592,091 @ 12/31/96      160,508        159,209
 Capital surplus                                               38,819,924     34,827,443
 Retained earnings                                             36,127,705     38,427,800
 Accumulated unrealized gain (loss) on invest. securities
  available for sale                                               66,992        (1,158)
                                                            -------------  -------------
                                                               89,028,577     86,606,544
 Treasury stock - at cost, shares of  Class A, 207,516 @
  6/30,97 @ 198,113 @ 12/31/96                                (2,145,085)    (2,025,874)
                                                            -------------  -------------
                                                               86,883,492     84,580,670
                                                            -------------  -------------
                                                             $346,497,318   $355,148,868
                                                            =============  =============
The accompanying notes are an integral part of these statements.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED,
                                                       JUNE 30

                                                  1997        1996


Interest income                                ----------- -----------
  Loans, including fees                         $6,033,293  $5,161,126
  Investment securities held to maturity
     Taxable                                     1,422,415   1,404,896
     Tax-exempt                                     14,750      14,750
  Securities available for sale
     Taxable                                       116,164     105,405
     Tax-exempt                                          -           -
  Deposits in banks                                 64,931      32,142
  Federal funds sold                               291,056     303,289
  US Treasury and agencies                         220,659     296,047
                                               ----------- -----------
        TOTAL INTEREST INCOME                    8,163,268   7,317,655

Interest expense
  Deposits                                       2,493,898   2,387,719
  Mortgage payable and other                        42,954      86,138
  Federal funds purchased                                -           -
                                               ----------- -----------
        TOTAL INTEREST EXPENSE                   2,536,852   2,473,857
                                               ----------- -----------
        NET INTEREST INCOME                      5,626,416   4,843,798
Increase(decrease) in provision for loan losses  (101,108)           -
        NET INTEREST INCOME AFTER PROVISION    ----------- -----------
         FOR LOAN LOSSES                         5,727,524   4,843,798

Other income (expense)
  Service charges and fees                         253,682     255,029
  Net investment security gains                     13,643           -
  Gain on sale of other real estate                149,010   1,771,316
  Gain on sale of loans                              5,923     351,150
  Other income                                     114,692     603,967
                                               ----------- -----------
                                                   536,950   2,981,462
Other expenses
  Salaries & wages                               1,201,484   1,321,919
  Employee benefits                                585,608   2,262,840
  Occupancy and equipment                          167,942     164,207
  Other operating expenses                       1,115,664     929,982
                                               ----------- -----------
                                                 3,070,698   4,678,948

          INCOME BEFORE INCOME TAXES             3,193,776   3,146,312
  Income taxes                                     952,100     943,893
                                               ----------- -----------
        NET INCOME                              $2,241,676  $2,202,419
                                               =========== ===========
Per share data
  Net income                                          $.26        $.26
                                               =========== ===========
  Average number of shares outstanding           8,564,329   8,510,592
                                               =========== ===========
The accompanying notes are an integral part of these statements.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               SIX MONTHS ENDED, JUNE
                                                         30,



                                                  1997        1996

Interest income                                ----------- -----------
  Loans, including fees                        $11,516,464 $11,177,174
  Investment securities held to maturity
      Taxable                                    2,906,161   2,871,420
      Tax-exempt                                    29,500      27,453
  Securities available for sale
      Taxable                                      197,727     166,225
      Tax-exempt                                         -           -
  Deposits in banks                                 90,962      54,846
  Federal funds sold                               390,076     590,183
  US Treasury and agencies                         467,119     600,176
                                               ----------- -----------
        TOTAL INTEREST INCOME                   15,598,009  15,487,477


Interest expense
  Deposits                                       4,900,154   4,864,428
  Mortgage payable and other                       100,315     140,949
  Federal funds purchased                                -           -
                                               ----------- -----------
        TOTAL INTEREST EXPENSE                   5,000,469   5,005,377
                                               ----------- -----------
        NET INTEREST INCOME                     10,597,540  10,482,100
Provision for loan losses                        (101,108)           -
                                               ----------- -----------
        NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                        10,698,648  10,482,100

Other income (expense)
  Service charges and fees                         503,250     508,048
  Net investment security gains                     13,643           -
  Gain on sale of other real estate                329,404   1,910,955
  Gain on sale of loans                             11,448     402,875
  Other income                                     180,208     659,206
                                               ----------- -----------
                                                 1,037,953   3,481,084
Other expenses
  Salaries & wages                               2,348,928   2,462,529
  Employee benefits                                972,100   2,786,840
  Occupancy and equipment                          335,280     329,972
  Other operating expenses                       2,022,156   2,222,912
                                               ----------- -----------
                                                 5,678,464   7,802,253

          INCOME BEFORE INCOME TAXES             6,058,137   6,160,931
                                               ----------- -----------
  Income taxes                                   1,702,337   1,848,279
                                               ----------- -----------
        NET INCOME                              $4,355,800  $4,312,652
                                               =========== ===========
Per share data
  Net income                                          $.52        $.51
                                               =========== ===========
  Average number of shares outstanding           8,450,619   8,413,161
                                               =========== ===========

The accompanying notes are an integral part of these statements.

               ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)






                                                      CLASS A COMMON       CLASS B COMMON
                                                          STOCK                STOCK
                                                  --------------------- -------------------
                                                   SHARES     AMOUNT       SHARES     AMOUNT
                                                  --------- ----------- ----------- ----------

Balance, January 1, 1997                          6,596,625 $13,193,250   1,592,091   $159,209

Net income for the six months ended June 30,              -           -           -
Conversion of Class B common stock to Class A
  common stock                                       56,295     112,590    (48,867)    (4,887)
Purchase of treasury stock                                -           -           -          -
4% stock dividend                                   258,176     516,352      61,859      6,186
Cash in lieu of fractional shares                         -           -           -          -
Employee stock options exercised                     15,628      31,256           -          -
Cash dividends on common stock                            -           -           -          -
Net unrealized loss on securities avail. for sale         -           -           -          -
                                                  --------- ----------- ----------- ----------
Balance, June 30, 1997                            6,926,725 $13,853,448   1,605,083   $160,508
                                                  ========= =========== =========== ==========










                                                                                           NET

                                                                                        UNREALIZED

                                                                                        (LOSS)/GAI
                                                                                           N ON
                                                                                        SECURITIES

                                                   CAPITAL      RETAINED     TREASURY   AVAILABLE

                                                   SURPLUS      EARNINGS      STOCK      FOR SALE
                                                 ------------ ------------ ------------ ----------

Balance, January 1, 1997                          $34,827,443  $38,427,800 $(2,025,874)   $(1,158)

Net income for the six months ended June 30,                -    4,355,800            -          -
Conversion of Class B common stock to Class A
  common stock                                              -    (107,704)            -          -
Purchase of treasury stock                                  -            -    (119,211)          -
4% stock dividend                                   3,799,706  (4,322,244)            -          -
Cash in lieu of fractional shares                           -      (2,477)            -          -
Employee stock options exercised                      192,775            -            -          -
Cash dividends on common stock                              -  (2,223,470)            -          -
Net unrealized loss on securities avail for sale            -            -            -     68,150
                                                 ------------ ------------ ------------ ----------
Balance, June 30, 1997                            $38,819,924  $36,127,705 $(2,145,085) $   66,992
                                                 ============ ============ ============ ==========




               ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              SIX MONTHS ENDED JUNE 30,
                                                         1997            1996

Cash flows from operating activities                 ------------   -------------
  Net income                                            $4,355,800       4,312,652
  Adjustments to reconcile net income to
   net cash provided by operating activities
   Depreciation                                            201,972         178,836
   Provision (recovery )of loan loss reserve (credit)    (101,108)               -
   Accretion of investment securities discount            (38,709)        (58,603)
   Amortization of investment securities premium           399,446         324,255
   Amortization of deferred loan fees                     (66,197)        (55,862)
   Accretion of discount on loans purchased              (596,905)     (1,014,846)
   (Benefit) provision for deferred income taxes            35,108               -
   (Gain) loss on other real estate                      (329,404)     (1,910,955)
   (Gain) on sale of loans                                (11,448)       (402,875)
   (Gain) on sale of investment securities                (13,643)               -
 Changes in assets and liabilities:
   (Increase) decrease in accrued interest receivable    (190,900)        (23,390)
   (Increase) decrease in other assets                   (302,504)       (978,150)
    Increase (decrease) in accrued interest payable        512,465         440,295
    Increase in unearned income on loans                   226,315          22,809
    Increase (decrease) in other liabilities              (62,050)       2,184,356
                                                     -------------  --------------
 Net cash provided by operating activities               4,018,238       3,018,522

Cash flows from investing activities
  Net(decrease) in interest bearing balances in banks            -       (495,001)
  Proceeds from maturities of HTM invest. securities    35,589,319       8,058,108
  Purchase of investment securities held to maturity   (6,611,252)    (15,833,385)
  Purchase of investment securities avail for sale    (11,013,781)     (2,650,090)
  Net decrease in loans                                  2,931,878      11,491,584
  Purchase of premises and equipment                     (237,271)       (439,480)
  Proceeds from sales and payments on real estate          607,892       2,072,780
                                                     -------------  --------------
  Net cash (used in) provided by investing activities   21,266,785       2,204,516

Cash flows from financing activities:
  Net(decrease) in non-interest bearing and
  interest bearing demand deposits & savings accounts (11,878,943)    (11,117,587)
  Net increase (decrease) in certificates of deposit     2,994,779     (7,637,426)
  Mortgage payments                                       (20,624)        (16,283)
  Purchase of treasury stock                             (119,211)       (581,567)
  Net (decrease) increase in long-term borrowings      (2,500,000)       2,500,000
  Cash dividends                                       (2,223,470)       (969,640)
  Cash in lieu of fractional shares                        (2,477)         (2,098)
  Issuance of common stock under stock option plans        224,031               -
  Other                                                     68,149        (47,024)
                                                     -------------  --------------
Net cash provided by (used in) financing activities   (13,457,766)    (17,871,625)
      NET (DECREASE) INCREASE IN
           CASH AND CASH EQUIVALENTS                    11,827,257    (12,648,587)
Cash and cash equivalents at beginning of year          18,369,012      46,645,012
                                                     -------------  --------------
Cash and cash equivalents at end of period             $30,196,269     $33,996,425
                                                     =============  ==============
The accompanying notes are an integral part of these statements.

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

1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary to present a fair statement of the results for the interim periods. For further information thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996.

2. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 8,564,329 and 8,510,592 for the three months ended, June 30, 1997 and 1996, respectively, and 8,450,619 and 8,413,161 for the six months ended, June 30, 1997 and 1996, respectively.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128., EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

4.   Investment Securities:

     The carrying value and approximate market value of investment securities at June 30, 1997 are as follows:

                            AMORTIZED
                               OR           GROSS        GROSS      APPROXIMATE
                            PURCHASED     UNREALIZED   UNREALIZED      MARKET       CARRYING
                              COST          GAINS        LOSSES        VALUE          VALUE


AVAILABLE FOR SALE:      --------------- ------------ ------------ -------------- -------------
Common stock securities    $   1,054,017  $     4,726 $          -   $  1,058,743  $  1,058,743
Prefd. stock securities        2,921,503       20,997            -      2,942,500     2,942,500
Other securities              10,938,040       91,111       15,370     11,013,781    11,013,781
                         --------------- ------------ ------------ -------------- -------------
                             $14,913,560  $   116,834   $   15,370    $15,015,024   $15,015,024
                         =============== ============ ============ ============== =============

HELD TO MATURITY:
US Treasury & agencies       $18,814,717   $  141,270  $     5,077    $18,950,910   $18,814,717
Tax exempt securities            498,465       63,487            -        561,952       498,465
Taxable debt securities       65,819,473      239,660      256,886     65,802,247    65,819,473
                         --------------- ------------ ------------ -------------- -------------
                             $85,132,655   $  444,417    $ 261,963    $85,315,109   $85,132,655
                         =============== ============ ============ ============== =============


5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:



                                   THREE MONTHS ENDED JUNE 30,
                                        1997         1996
                                     -----------  -----------

 BALANCE AT APRIL 1,                  $9,123,373   $9,598,929

     Loans charged-off                 (565,232)     (42,734)
     Recoveries                           95,758       99,672
                                     -----------  -----------
     Net charge-offs and recoveries    (469,574)       56,938
     Provision for loan losses         (101,107)            -
                                     -----------  -----------
 BALANCE AT END OF PERIOD             $8,552,792   $9,655,867
                                     ===========  ===========




                                     SIX MONTHS ENDED JUNE 30,
                                        1997         1996
                                     -----------  -----------

 BALANCE AT JANUARY 1,                $9,084,153   $9,746,559

     Loans charged -off                (601,568)    (266,481)
     Recoveries                          171,314      175,789
                                     -----------  -----------
     Net charge-offs and recoveries    (430,254)     (90,692)
     Provision for loan losses         (101,107)            -
                                     -----------  -----------
 BALANCE AT END OF PERIOD             $8,552,792   $9,655,867
                                     ===========  ===========


6. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $3,948,936 and $4,856,210 at June 30, 1997 and 1996, respectively. Loan balances past due 90 days or more that are not on
     a non-accrual status, but management expects it   will eventually be paid
     in full amounted to approximately $0 at June 30, 1997 and $0 at June 30, 1996. Although the Company has non-performing loans of approximately $3,948,936 at June 30, 1997, management believes it has adequate collateral to limit its credit risks.

     The balance of impaired loans was $1,407,388 at June 30, 1997. The Company identified a loan impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at June 30, 1997. The income recognized on impaired loans during the six month period ended June 30, 1997 was $941. The cash collected on impaired loans during this six month period was $242,280, of which
     $241,339 was credited to the principal balance outstanding on such loans.
     Interest that would have been accrued on impaired loans during   this six
     month period in 1997 was $45,541. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS


     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the six month period ended June 30, 1997.

FINANCIAL CONDITION

     Total consolidated assets as of June 30, 1997 were $346.5 million, a decrease of $8.6 million from the $355.1 million reported at year end, December 31, 1996. This decrease is primarily due to a $18.1 million decrease in investment securities, partially offset by a $11.8 million increase in cash and cash equivalents. Liabilities decreased $10.9 million primarily due to deposit runoff and a decrease in long term borrowings of $8.9 million and $2.5 million, respectively.

     This $18.1 million decrease in investment securities is comprised mostly of a decrease in held to maturity ("HTM") investment securities of $28.3 million, partially offset by a $10.3 million increase in available for sale ("AFS") investment securities. The decrease in HTM investment securities is primarily due to scheduled maturities in the first six months of 1997. HTM investment securities are primarily comprised of taxable corporate debt securities which are "A" rated or better by Moodys and/or Standard & Poor at the time of purchase, with maturities in the three to five year range. The increase in AFS investment securities is due to the purchase of taxable corporate debt securities in the second quarter of 1997. In addition to taxable corporate debt securities, AFS investment securities include equity securities comprised of preferred and common stock.

     Total loans decreased $3.2 million to $205.8 million at June 30, 1997 from $209 million at December 31, 1996, as originations did not keep pace with loan maturities and payoffs in the first six months of 1997. The allowance for loan loss decreased $531 thousand to $8.6 million at June 30, 1997. The level of allowance for loan loss reserve represents 4.2% of total loans at June 30, 1997 versus 4.3 % at December 31, 1996.

     Total deposits, the primary source of funds, decreased $8.9 million to $245.3 million at June 30, 1997, from $254.2 million at December 31, 1996. This decrease is primarily due to runoff experienced in noninterest bearing, NOW and money market deposits of $11.7 million partially offset by a $2.9 million increase in certificates of deposits in the first half of 1997. FHLB advances decreased $2.5 million as an advance was paid off in January 1997.

     Consolidated stockholder's equity increased $2.3 million to $86.9 million at June 30, 1997 from $84.6 million at December 31, 1996. This increase is primarily due to net income of $4.3 million for the six month period of 1997, partially offset by two quarterly cash dividends totaling $2.2 million. Additionally, in 1997 the Company repurchased 9,403 shares of the Company's class A common stock at a cost of $119 thousand which is reflected as treasury stock, and an adjustment for accumulated unrealized gain on available for sale investment securities of $68 thousand.

RESULTS OF OPERATIONS

     Consolidated net income for the three months ended, June 30, 1997 was $2,241,676 or $.26 per share, as compared to net income of $2,202,419 or $.26 per share, for the same three month period in 1996. Consolidated net income for the six month period ended, June 30, 1997 was $4,355,800, or $.52 per share, as compared to $4,312,652 for the six month period June 30, 1996.

     Net interest income before provision for loan loss reserve increased $.8 million, or 16%, to $5.6 million for the second quarter of 1997 as compared to $4.8 million for the same quarter ended in 1996. This increase in net interest income was due to a $17 million increase in the average balance of loans, or 9%, to $210 million for the second quarter, in addition to the receipt of accretion income in the second quarter of approximately $375 thousand. For the comparative six month periods, net interest income increased $115 thousand, or 1%, to $10.6 million at June 30, 1997, versus $10.5 million at June 30, 1996. This increase in net interest income was primarily due to an increase in interest income on loans relating to a higher average balance for the six month period, partially offset by a decrease in interest income on investment securities of $229 thousand. Total interest expense on deposits and borrowings were $2.5 million and $5 million for the respective three and six month periods for 1997, versus $2.5 million and $5 million for 1996.

     There was no provision for loan loss recorded for either the three or six month periods for 1997 and 1996, however a recovery of $101 thousand (credit) was recorded in the second quarter of 1997. Overall, Management considers the current level of allowance for loan loss to be adequate at June 30, 1997.

     Total non interest income for the three months ended June 30, 1997 was $537 thousand as compared to $3 million for the same period in 1996. This decrease is primarily due to a decrease in gains on sales of real estate of $1.6 million, due to sales of other real estate in 1996. Additionally, there was a decrease in other income of $490 thousand due to a receipt of a litigation settlement in the second quarter of 1996. For the comparative six month period, noninterest income decreased $2.4 million primarily due to a decrease in gains on sale of real estate in 1997.

     Total non interest expenses for the three months ended June 30, 1997 was $3.1 million, a decrease of $1.6 million, as compared to $4.7 million for the same period in 1996. For the comparative six month period, total non interest expense was $5.7 million for 1997 as compared to $7.8 million for the same six month period in 1996. These decreases are primarily attributable to decreases in employee benefits expense, the result of a one-time accrual of approximately $2 million relating to the establishment of a liability for the Stock Option and Appreciation Right Plan recorded in the second quarter of 1996. Additionally, other operating expenses increased $185 thousand to $1.1 million for the second quarter of 1997. For the comparative six month period, other operating expenses decreased $200 thousand to $2 million as compared to $2.2 million for the six month period in 1996.


CAPITAL ADEQUACY

     The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 1997, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

     The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                  JUNE 30, 1997  DECEMBER 31, 1996
        CAPITAL LEVELS           --------------- -----------------
         Tier 1 leverage ratio       25.03%            22.2%
         Tier 1 risk-based ratio     31.02%            27.7%
         Total risk-based ratio      32.30%            29.0%

        CAPITAL PERFORMANCE
         Return on average assets     2.5%(1)          2.6%
         Return on average equity    10.3%(1)          11.1%
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

     The liquidity ratio of the Company remains strong at approximately 50% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, US Treasuries and agencies, and to a lesser extent, obligations of state and political subdivisions and federal funds sold. The overall liquidity position is monitored on a monthly basis.

     Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 1997:


INTEREST SENSITIVITY ANALYSIS
(in millions)

                                       REPRICING PERIODS
                                 --------------------------------
                                                        NON RATE
                                             ONE YEAR  SENSITIVE
                                   WITHIN      THRU     AND OVER
    CONSOLIDATED ASSETS           ONE YEAR  FIVE YEARS FIVE YEARS   TOTAL

                                 ---------- ---------- ---------- ----------
    Interest bearing deposits
      with banks                     $  1.8  $       -  $       -   $    1.8
    Federal funds sold                 21.3          -          -       21.3
    Investment securities:
       available for sale              15.0          -          -       15.0
       held to maturity                49.8       25.0       10.3       85.1
    Loans: fixed                       13.0       63.2        8.4       84.6
           variable                    45.6       53.7       25.2      124.5
    Other assets                          -          -       14.2       14.2
                                 ---------- ---------- ---------- ----------
         TOTAL ASSETS            $    146.5  $   141.9  $    58.1   $  346.5
                                 ========== ========== ========== ==========
CONSOLIDATED LIABILTIES & CAPITAL
 Non-interest bearing deposits   $        -  $       -  $    30.8  $    30.8
 Interest bearing deposits:           110.8       49.4       50.3      210.5
     Borrowed funds                     1.2        1.1          -        2.3
     Other liabilities                    -          -       16.0       16.0
     Stockholders' equity                 -          -       86.9       86.9
                                 ---------- ---------- ---------- ----------
 TOTAL LIABILITIES & CAPITAL     $    112.0   $   50.5  $   184.0 $    346.5
                                 ========== ========== ========== ==========

Interest rate sensitivity gap    $     34.5 $     91.4 $  (125.9)
                                 ========== ========== ==========
     Cumulative interest rate
         sensitivity gap         $     34.5 $    125.9  $       -
                                 ========== ========== ==========
     Gap to asset ratio                 10%        26%
                                 ========== ==========
   Cumulative gap to asset ratio        10%        36%
                                 ========== ==========

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

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

   On Thursday, June 19th, 1997 the Annual Meeting of Shareholders of Royal Bancshares of Pennyslvania, Inc. was convened in Philadelphia, PA at 6:30 PM. The following nominees were elected as Class I Directors to serve a term of three year term:
                              For              Withhold Authority
Joseph P. Campbell         18,330,368              23,237
Daniel M. Tabas            18,237,420             116,185
Susan Tabas Tepper         18,329,086              24,519
Howard Wurzak              18,329,074              24,531

No other business was conducted or subject to shareholder vote.

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27.   Financial Data Schedule

                               SIGNATURES



     Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                (Registrant)



Dated: August 13th, 1997   /S/ JAMES J. MCSWIGGAN, JR.
                         ------------------------------------------------
                         James J. McSwiggan, Chief Financial Officer and
                         Treasurer




Dated: August 13th, 1997   /S/ DAVID J. GREENFIELD
                          -----------------------------------------------
                           David J. Greenfield, Controller