Form 10-Q
period 1997-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1997-11-14
CIK 922487

[DESCRIPTION]       3RD QUARTER, 1997 10-Q

















                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       for the quarterly period ended:          SEPTEMBER 30,  1997
                                        ------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the transition period from:               to
                                                -------------    -------------

                        Commission file number:  0-26366
                                                --------


                       ROYAL BANCSHARES OF PENNSYLVANIA, INC.
              ------------------------------------------------------
              (Exact name of the bank as specified in its charter)

            PENNSYLVANIA                                           23-2812193
           ------------                                            ------------
State or other jurisdiction of                                    (IRS  Employer
incorporated or organization)                                     identification
                                                                  No.)

                        732 MONTGOMERY AVENUE, NARBERTH, PA 19072
                      ---------------------------------------------
                         (Address of principal Executive Offices)

                                      (610)  668-4700
                    ----------------------------------------------------
                    (Registrant's telephone number, including area code)

                                           N/A
                 ---------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X          No
                                  -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Common Stock               Outstanding at September 30, 1997
          --------------------              ----------------------------------
          $2.00 PAR VALUE                           6,730,992

          Class B Common Stock               Outstanding at September 30, 1997
          --------------------              ----------------------------------
          $.10 PAR VALUE                             1,598,410

         ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND
                     SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                                 SEPT 30, 1997  DEC 31, 1996
                                                       -------------  -------------
Cash and due from banks                                  $13,196,833     $7,744,012
Federal funds sold                                        18,775,000     10,625,000

                                                       -------------  -------------
     Total cash and cash equivalents                      31,971,833     18,369,012

Interest bearing deposits in banks                           395,015        953,000
Investment securities held to maturity (market value of
   $75,474,259 @ 9/30/97 & $113,635,320 @ 12/31/96)       74,872,259    113,474,908
Invest. securities available for sale - at market value   18,556,597      4,725,151

Total loans                                              214,281,803    209,016,895
  Less allowance for loan losses                           8,398,058      9,084,153
                                                       -------------  -------------
          Net loans                                      205,883,745    199,932,742

Other real estate, net                                       225,615        504,104
Premises and equipment, net                                4,805,407      4,708,531
Accrued interest and other assets                         12,326,720     12,481,420
                                                       -------------  -------------
                                                        $349,037,191   $355,148,868
                                                       =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
  Non-interest bearing                                   $43,413,762    $38,327,081
  Int. bearing (includes cert. of deposit in excess
      of $100,000 of $17,868,418 at 9/30/97 and
       $23,657,679 at 12/31/96)                          202,297,483    215,855,522
                                                       -------------  -------------
          Total deposits                                 245,711,245    254,182,603

  Accrued interest and other liabilities                  12,847,941     11,571,988
  Long-term borrowings                                     1,701,000      4,201,000
  Mortgage payable                                           581,503        612,607

                                                       -------------  -------------
          Total liabilities                              260,841,689    270,568,198

Stockholders' equity
 Common stock
 Class A, par value $2 per share; authorized,
      18,000,000 shares; issued, 6,938,508 @ 9/30/97
      & 6,596,625 @ 12/31/96                              13,877,016     13,193,250
 Class B, par value $.10 per share; authorized,
      2,000,000 shares; issued
      1,598,410 @ 9/30/97 & 1,592,091 @ 12/31/96             159,841        159,209
  Capital surplus                                         38,880,008     34,827,443
  Retained earnings                                       37,004,829     38,427,800
  Accumulated unrealized gain (loss)on invest.
   securities available for sale                             418,893        (1,158)
                                                       -------------  -------------
                                                          90,340,587     86,606,544
  Treasury stock - at cost, shares of Class A, 207,516
       @ 9/30/97, 198,113 @ 12/31/96                     (2,145,085)    (2,025,874)
                                                       -------------  -------------
                                                          88,195,502     84,580,670
                                                       -------------  -------------
                                                        $349,037,191   $355,148,868
                                                       =============  =============
The accompanying notes are an integral part of these statements.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED,
                                                      SEPT 30,

                                                  1997        1996
                                               ----------- -----------
Interest Income
  Loans, including fees                         $5,999,298  $8,486,326
  Investment securities held to maturity
    Taxable                                        957,981   1,526,420
    Tax-exempt                                      33,204      14,750
  Securities available for sale
    Taxable                                        331,194      84,998
    Tax-exempt                                           -           -
  Deposits in banks                                 11,658      22,933
  Federal funds sold                               218,114     273,634
  US Treasury and agencies                         286,153     217,709
                                               ----------- -----------
        TOTAL INTEREST INCOME                    7,837,602  10,626,770

Interest expense
  Deposits                                       2,432,801   2,390,527
  Mortgage payable and other                        42,726     101,755
  Federal funds purchased                                -           -
                                               ----------- -----------
        TOTAL INTEREST EXPENSE                   2,475,527   2,492,282
                                               ----------- -----------
          NET INTEREST INCOME                    5,626,416   8,134,488
                                               ----------- -----------
Increase (decrease) in prov for loan losses    (1,573,801) (1,000,000)
                                               ----------- -----------

        NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                     6,935,876   9,134,488

Other income (expense)
  Service charges and fees                         250,735     250,940
  Net investment security gains                          -           -
  Gain on sale of other real estate                 76,813      90,230
  Gain on sale of loans                             15,945      14,003
  Other income                                   (635,572)      51,462
                                               ----------- -----------
                                                 (292,079)     406,635
Other expenses
  Salaries & wages                               1,241,805   1,132,401
  Employee benefits                              1,468,606   1,831,560
  Occupancy and equipment                          199,189     168,061
  Other operating expenses                         352,031   1,719,304
                                               ----------- -----------
                                                 3,261,631   4,851,326

          INCOME BEFORE INCOME TAXES             3,382,166   4,689,797
                                               ----------- -----------
  Income taxes                                     954,283   1,583,964
                                               ----------- -----------
        NET INCOME                              $2,427,883  $3,105,833
                                               =========== ===========
Per share data
  Net income                                          $.28        $.36
  Average number of shares outstanding           8,567,011   8,633,378

The accompanying notes are an integral part of these statements.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               NINE MONTHS ENDED, SEPT 30,

                                                  1997        1996
                                               ----------- -----------
Interest income
  Loans, including fees                        $17,515,762 $19,663,500
  Investment securities held to maturity
       Taxable                                   3,864,142   4,397,840
        Tax-exempt                                  62,704      42,203
  Securities available for sale
            Taxable                                528,921     251,223
              Tax-exempt                                 -           -
  Deposits in banks                                102,620      77,779
  Federal funds sold                               685,232     873,810
  US Treasury and agencies                         676,229     807,892
                                               ----------- -----------
        TOTAL INTEREST INCOME                   23,435,610  26,114,247

Interest expense
  Deposits                                       7,332,955   7,254,955
  Mortgage payable and other                       142,883     242,704
  Federal funds purchased                              158           -
                                               ----------- -----------
        TOTAL INTEREST EXPENSE                   7,475,996   7,497,659
                                               ----------- -----------

          NET INTEREST INCOME                   15,959,614  18,616,588
                                               ----------- -----------
Provision for loan losses                      (1,674,909) (1,000,000)

        NET INTEREST INCOME AFTER PROVISION    ----------- -----------
             FOR LOAN LOSSES                    17,634,523  19,616,588

Other income (expense)
  Service charges and fees                         753,985     758,988
  Net investment security gains                     13,643           -
  Gain on sale of other real estate                406,217     710,668
  Gain on sale of loans                             27,393     416,878
  Other income                                   (455,364)   2,001,185
                                               ----------- -----------
                                                   745,874   3,887,719
Other expenses
  Salaries & wages                               3,590,733   3,594,930
      Employee benefits                          2,440,706   4,618,400
  Occupancy and equipment                          534,469     498,033
  Other operating expenses                       2,374,187   3,942,216
                                               ----------- -----------
                                                 8,940,095  12,653,579

          INCOME BEFORE INCOME TAXES             9,440,302  10,850,728
                                               ----------- -----------
  Income taxes                                   2,656,619   3,432,243
                                               ----------- -----------
        NET INCOME                              $6,783,683  $7,418,485
                                               =========== ===========
Per share data
  Net income                                          $.79        $.87
  Average number of shares outstanding           8,564,083   8,486,567


The accompanying notes are an integral part of these statements.

               ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)




                                          CLASS A COMMON STOCK      CLASS B COMMON STOCK
                                           SHARES       AMOUNT       SHARES      AMOUNT
                                        ------------ ------------ ----------- ------------
Balance, January 1, 1997                   6,596,625  $13,193,250   1,592,091     $159,209

Net income for the nine months ended,              -            -           -
 Setpember 30
Conversion of Class B common stock to
Class A  common stock                         63,961      127,921    (55,540)      (5,554)
Purchase of treasury stock                         -            -           -            -
4% stock dividend                            258,176      516,352      61,859        6,186
Cash in lieu of fractional shares                  -            -           -            -
Employee stock options exercised              19,747       39,494           -            -
Cash dividends on common stock                     -            -           -            -
Net unrealized loss on securities
available for sale                                 -            -           -            -

                                        ------------ ------------ ----------- ------------
Balance, September 30, 1997                6,938,509  $13,877,016   1,598,410     $159,841
                                        ============ ============ =========== ============

The accompanying notes are an integral part of this statement.



               ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                                     NET
                                                                                  UNREALIZED
                                                                                (LOSS)/GAIN ON
                                                                                  SECURITIES
                                           CAPITAL      RETAINED     TREASURY     AVAILABLE
                                           SURPLUS      EARNINGS      STOCK        FOR SALE
                                         ------------ ------------ ------------ --------------
Balance, January 1, 1997                  $34,827,443 $38,427,800) $(2,025,874)       $(1,158)

Net income for the nine months ended,               -    6,783,683                           -
 Setpember 30
Conversion of Class B common stock to
Class A  common stock                               -    (122,367)            -              -
Purchase of treasury stock                          -            -    (119,211)              -
4% stock dividend                           3,799,706  (4,322,244)            -              -
Cash in lieu of fractional shares                   -      (2,477)            -              -
Employee stock options exercised              252,859            -            -              -

Cash dividends on common stock                      -  (3,759,566)            -              -
Net unrealized loss on securities
available for sale                                  -            -            -        420.051
                                         ------------ ------------ ------------ --------------
Balance, September 30, 1997               $38,880,008  $37,004,829 $(2,145,085)    $   418,893
                                         ============ ============ ============ ==============
The accompanying notes are an integral part of this statement.



                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           NINE MONTHS ENDED SEPTEMBER 30,
                                                      1997             1996
                                                  ------------     ------------
Cash flows from operating activities
  Net income                                         $6,783,683       $7,418,485
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation                                            236,246          319,523
Provision (recovery )of loan loss reserve (credit)  (1,674,908)      (1,000,000)
Accretion of investment securities discount            (61,210)         (77,503)
Amortization of investment securities premium           717,252          515,487
Amortization of deferred loan fees                    (109,593)         (90,366)
Accretion of discount on loans purchased            (1,150,384)      (1,078,281)
(Benefit) provision for deferred income taxes           471,627        (636,181)
(Gain) loss on other real estate                      (406,217)      (1,969,201)

(Gain) on sale of loans                                (27,393)        (416,878)
(Gain) on sale of investment securities                (13,643)                -
  Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable    (284,881)        (416,711)
(Increase) decrease in other assets                   1,895,371        1,606,390
Increase (decrease) in accrued interest payable         512,693          515,194
Increase in unearned income on loans                    341,304          128,441
Increase (decrease) in other liabilities                763,260        4,485,380
                                                   ------------     ------------
     Net cash provided by operating activities        7,993,207        9,303,779

Cash flows from investing activities
Net (decrease) in int. bearing balances in banks              -        (495,001)
Proceeds from calls and maturities of Hold to
  maturity investment securities                     48,544,611        8,802,031
Purchase of investment securities held to maturity  (9,324,013)     (17,502,243)
Purchase of investment securities avail. for sale  (14,533,809)      (2,653,171)
Net decrease in loans                               (5,180,634)        2,370,552
Purchase of premises and equipment                    (333,122)        (469,235)
Proceeds from sale & payments on other real estate      607,892        2,230,997
                                                   ------------     ------------
Net cash (used in)provided by investing activities   19,780,925      (7,716,070)

Cash flows from financing activities:
Net (decrease) in noninterest bearing and interest
  bearing demand deposits and savings accounts      (3,353,084)     (13,168,412)
Net increase (decrease) in certificates of deposit  (5,118,273)      (7,785,826)
Mortgage payments                                      (31,104)         (29,607)
Purchase of treasury stock                            (119,211)      (1,477,165)
Net (decrease) increase in long-term borrowings     (2,500,000)        2,500,000
Cash dividends                                      (3,759,566)      (1,473,330)
Cash in lieu of fractional shares                       (2,479)          (2,098)

Issuance of common stock under stock option plans       292,353                -
Other                                                   420,053         (44,992)
                                                  -------------    -------------
Net cash provided by(used in) financing activities (14,171,311)     (22,327,238)

            NET (DECREASE) INCREASE IN
                  CASH AND CASH EQUIVALENTS          13,602,821     (20,739,529)
                                                  -------------    -------------
Cash and cash equivalents at beginning of year       18,369,012       46,645,012
                                                  -------------    -------------
Cash and cash equivalents at end of period          $31,971,833      $25,905,483
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

2. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 8,567,011 and 8,633,378 for the three months ended, September 30, 1997 and 1996, respectively, and 8,564,083 and 8,486,567 for the nine months ended, September 30, 1997 and 1996, respectively.

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

4.   Investment Securities:

     The carrying value and approximate market value of investment securities at September 30, 1997 are as follows:

                                 AMORTIZED
                                    OR            GROSS         GROSS       APPROXIMATE
                                 PURCHASED     UNREALIZED    UNREALIZED       MARKET         CARRYING
                                   COST           GAINS        LOSSES          VALUE           VALUE

                              --------------- ------------- ------------- --------------- ---------------
AVAILABLE FOR SALE:
Common stock securities         $   1,054,056        $8,733   $         -    $  1,062,789    $  1,062,789
Preferred stock  securities         2,904,353        55,647                     2,960,000       2,960,000
Other securities                   13,963,503       570,305             -      14,533,808      14,533,808
                              --------------- ------------- ------------- --------------- ---------------
                                  $17,921,912      $634,685   $         -     $18,556,597     $18,556,597
                              =============== ============= ============= =============== ===============

HELD TO MATURITY:
US Treasury & agencies            $14,284,941    $  196,890 $          41     $14,481,790     $14,284,941
Tax exempt securities               3,098,465        59,447             -       3,157,912       3,098,465
Taxable debt securities            57,488,853       374,629        28,928      57,834,554      57,488,853
                              --------------- ------------- ------------- --------------- ---------------
                                  $74,872,259    $  630,966       $28,969     $75,474,256     $74,872,259
                              =============== ============= ============= =============== ===============

5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                 THREE MONTHS ENDED SEPT 30,
                 ---------------------------

                                        1997         1996
                                     -----------  -----------
   BALANCE AT JULY 1,                 $8,552,792   $9,655,867

     Loans charged-off                 (160,222)    (204,623)
     Recoveries                        1,579,289    1,300,667
                                     -----------  -----------
     Net charge-offs and recoveries  (1,419,067)    1,096,044

     Provision for loan losses       (1,573,801)  (1,000,000)
                                     -----------  -----------
   BALANCE AT END OF PERIOD           $8,398,058   $9,751,911
                                     ===========  ===========

                                   NINE MONTHS ENDED SEPT 30,
                                  --------------------------
                                        1997         1996
                                     -----------  -----------
   BALANCE AT JANUARY 1,              $9,084,153   $9,746,559

    Loans charged-off                  (761,791)    (471,104)
    Recoveries                         1,750,605    1,476,456
                                     -----------  -----------
    Net charge-offs and recoveries       988,814    1,005,352

    Provision for loan losses        (1,674,909)  (1,000,000)
                                     -----------  -----------
   BALANCE AT END OF PERIOD           $8,398,058   $9,751,911
                                     ===========  ===========

6. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $3,286,976 and $4,052,681 at September 30, 1997

     and 1996, respectively. Loan balances past due 90 days or more that are not on a non-accrual status, but management expects it will eventually be paid in full amounted to approximately $0 at September 30, 1997 and $0 at September 30, 1996. Although the Company has non-performing loans of approximately $3,286,976 at September 30, 1997, management believes it has adequate collateral to limit its credit risks.

     The balance of impaired loans was $1,160,913 at September 30, 1997. The Company identified a loan impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at September 30, 1997. The income recognized on impaired loans during the nine month period ended September 30, 1997 was $1,407. The cash collected on impaired loans during this nine month period was $156,394, of which $154,987 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this nine month period in 1997 was $36,034. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding
     obligation to the Company.  If these factors do not exist, the   Company
     does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND  RESULT  OF OPERATIONS

     The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the nine month period ended September 30, 1997.

FINANCIAL CONDITION
-------------------

     Total consolidated assets as of September 30, 1997 were $349 million, a decrease of $6.1 million from the $355.1 million reported at year end, December 31, 1996. This decrease is primarily due to a $24.8 million decrease in total investment securities, partially offset by a $13.6 million increase in cash and cash equivalents, in addition to a $5.3 million increase in total loans. Total liabilities decreased $9.7 million primarily due to deposit runoff and a decrease in long term borrowings of $8.5 million and $2.5 million, respectively.

     This $24.8 million decrease in total investment securities is comprised mostly of a decrease in held to maturity ("HTM") investment securities of $38.6 million, partially offset by a $13.8 million increase in available for sale ("AFS") investment securities. The decrease in HTM investment securities is primarily due to scheduled maturities in the first nine months of 1997. HTM investment securities are primarily comprised of taxable corporate debt securities which are "A" rated or better by Moodys and/or Standard & Poor at the time of purchase, with maturities in the three to five year range. The increase in AFS investment securities is due to the purchase of taxable corporate debt securities in the second and third quarter of 1997. In addition to taxable corporate debt securities, AFS investment securities include to a lesser extent equity securities comprised of preferred and common stock.

     Total loans increased $5.3 million to $214.3 million at September 30, 1997 from $209 million at December 31, 1996, as loan originations outpaced loan maturities and payoffs in the first nine months of 1997. The allowance for loan loss decreased $686 thousand to $8.4 million at September 30, 1997. The level of allowance for loan loss reserve represents 3.9% of total loans at September 30, 1997 versus 4.3 % at December 31, 1996.

     Total deposits, the primary source of funds, decreased $8.5 million to $245.7 million at September 30, 1997, from $254.2 million at December 31, 1996. This decrease is primarily due to runoff experienced in noninterest bearing, NOW and money market deposits of $14 million, partially offset by a $5.3 million increase in certificates of deposits in 1997. FHLB advances decreased $2.5 million as an advance was paid off in January 1997.

     Total consolidated stockholder's equity increased $3.6 million to $88.2 million at September 30, 1997 from $84.6 million at December 31, 1996. This increase is primarily due to net income of $6.8 million for the nine month period of 1997, in addition to an adjustment for the accumulated unrealized gain on available for sale investment securities of $420 thousand, partially offset by three quarterly cash dividends totaling $3.8 million. Additionally, in 1997 the Company repurchased 9,403 shares of the Company's class A common stock at a cost of $119 thousand which is reflected as treasury stock.

 RESULTS OF OPERATIONS
----------------------

     Consolidated net income for the three months ended, September 30, 1997 was $2,427,883 or $.28 cents per share, as compared to net income of $3,105,833, or $.36 cents per share for the same three month period in 1996. Consolidated net income for the nine month period ended, September 30, 1997 was $6,783,683, or $.79 cents per share, as compared to $7,418,485, or $.87 cents per share for the nine month period September 30, 1996.

     While net income decreased $677,950 and $634,802 respectively for both comparative three and nine periods due to the effect of nonrecurring income being greater in 1996 than in 1997, core earnings increased in 1997 for both comparative three and nine month periods. Core earnings is defined as earnings without the effect of net nonrecurring income being included in the amounts. Core earnings for the third quarter 1997 rose to approximately $2.0 million, or $.23 cents per share from $1.9 million, or $.22 cents per share for the third quarter 1996. For the comparative nine month period, core earnings was $6.0 million, or $.70 cents per share for the nine months ended September 30, 1997 versus $5.8 million, or $.68 cents per share for same nine month period in 1996.

     Net interest income before provision for loan loss reserve decreased $2.8 million, to $5,362,075 for the third quarter of 1997 as compared to $8,134,488 for the same quarter ended in 1996. This decrease in net interest income was due to the receipt in 1996 of nonrecurring income relating to loan recoveries. For the comparative nine month periods, net interest income decreased $2.7 million, to $15,959,614 at September 30, 1997, versus $18,616,588 at September 30, 1996. Again, the decrease in net interest income for the nine month period was primarily due to due to the receipt in 1996 of nonrecurring income relating to loan recoveries. Total interest expense on deposits and borrowings were $2,475,527 and $7,475,996 for the respective three and nine month periods for 1997, versus $2,492,282 and $7,497,659 for 1996.

          Due to recoveries exceeding chargeoffs for the third quarter and nine month year to date period, a recovery from allowance for loan loss of $1,573,801 and $1,674,909 (credits) were recorded in 1997 for the third quarter period and the nine month year-to-date period for 1997, respectively, primarily due to Management's assessment that the current level of reserves are adequate.

     Total non interest income for the three months ended September 30, 1997 was a loss of $292,079 as compared to income of $406,635 for the same period in 1996. This decrease is primarily due to a loss of approximately $781 thousand relating to a real estate investment in the third quarter of 1997. For the comparative nine month period, noninterest income decreased $3.1 million to $745,874 from $3,887,719 recorded in 1996. This decrease is related to a decrease in gains on sale of real estate in 1997 of $1.6 million in addition to loss experienced in 1997 relating to a real estate investment of approximately $781 thousand.

     Total noninterest expense for the three months ended September 30, 1997 was $3,261.631 million, a decrease of approximately $1.6 million, as compared to $4,851,326 for the same period in 1996. For the comparative nine month period, total non interest expense was $8,940,095 for 1997 as compared to $12,653,579 for the same nine month period in 1996. These decreases are primarily attributable to decreases in employee benefits expense, the result of a accrual of approximately $2 million relating to the establishment of a liability for the Stock Option and Appreciation Right Plan recorded in 1996. Additionally, the reduction in the legal accrual in 1997 also contributed to the decrease in noninterest expenses.


CAPITAL ADEQUACY
----------------

     The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At September 30, 1997, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

     The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:


                                    SEPT 30, 1997  DECEMBER 31, 1996
     CAPITAL LEVELS
       Tier 1 leverage ratio           25.59%            22.2%
       Tier 1 risk-based ratio         31.27%            27.7%
       Total risk-based ratio          32.54%            29.0%

     CAPITAL PERFORMANCE
       Return on average assets        2.6%(1)           2.6%
       Return on average equity       10.6%(1)           11.1%
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

     The liquidity ratio of the Company remains strong at approximately 40% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, US Treasuries and agencies, and to a lesser extent, obligations of state and political subdivisions and federal funds sold. The overall liquidity position is monitored on a monthly basis.

     Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 1997:

INTEREST SENSITIVITY ANALYSIS
(in millions)
                                                        REPRICING PERIODS
                                      -----------------------------------------
                                                            NON RATE
                                                 ONE YEAR  SENSITIVE
                                       WITHIN      THRU     AND OVER

  CONSOLIDATED ASSETS                 ONE YEAR  FIVE YEARS FIVE YEARS   TOTAL
-----------------------              ---------- ---------- ---------- ----------
  Interest bearing deposits
    with banks                        $     0.9  $       -  $       - $      0.9
  Federal funds sold                       18.8          -          -       18.8
  Investment securities:
         available for sale                18.6          -          -       18.6
         held to maturity                  50.5       15.7        8.8       75.0
  Loans: fixed                             15.1       66.0        6.3       87.4
         variable                          44.6       60.1       24.8      129.5
  Other assets                                -          -       18.8       18.8
                                     ---------- ---------- ---------- ----------
              TOTAL ASSETS            $   148.5  $   141.8  $    58.7  $   349.0
                                     ========== ========== ========== ==========

CONSOLIDATED LIABILITIES & CAPITAL
  Non-interest bearing  deposits      $       -   $      -  $    43.0  $    43.0
  Interest bearing deposits:               93.6       43.2       66.1      202.9
     Borrowed funds                         1.2        1.0          -        2.2
     Other liabilities                        -          -       12.7       12.7
     Stockholders' equity                     -          -       88.2       88.2
                                     ---------- ---------- ---------- ----------
TOTAL LIABILITIES AND CAPITAL         $    94.8   $   44.2  $   210.0  $   349.0
                                     ========== ========== ========== ==========

Interest rate sensitivity gap         $    53.7 $     97.6  $ (151.3)
                                     ========== ========== ==========
Cumulative interest rate
         sensitivity gap              $    53.7 $    151.3  $       -
                                     ========== ========== ==========

       Gap to asset ratio                    4%        28%
                                     ========== ==========

       Cumulative gap to asset ratio        15%        43%
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

  Exhibit 27.  Financial Data Schedule

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



                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                (Registrant)



     Dated:  November 12th, 1997   /s/ JAMES J. MCSWIGGAN
                                  ---------------------------------------------
                                  James J. McSwiggan, Chief Financial Officer
                                    and Treasurer



     Dated:  November 12th, 1997   /S/ DAVID J. GREENFIELD
                                  ----------------------------------------------
                                   David J. Greenfield, Controller