Form 10-K405
period 1997-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1998-03-30
CIK 922487

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:
                                        CLASS A COMMON STOCK   ($2.00 PAR VALUE)
                                        CLASS B COMMON STOCK   ($ .10 PAR VALUE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ X ]

         The aggregate market value of common shares of the Registrant held by non affiliates, based on the closing sale price as of February 28, 1998 was $78,357,352.

         As of February 28, 1998, the Registrant had 7,021,161 and 1,587,921 shares outstanding of Class A and Class B common stock, respectively.

ITEM 1. BUSINESS.

THE COMPANY

         Royal Bancshares of Pennsylvania, Inc. ("RBPA" or the "Registrant") is a Pennsylvania business corporation and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank of Pennsylvania (the "Bank"), all of the outstanding shares of common stock of the Bank were acquired by the RBPA and were exchanged on a one-for-one basis for common stock of RBPA. The principal activities of RBPA are owning and supervising the Bank, which engages in a general banking business in Montgomery County, Pennsylvania. RBPA also has a wholly-owned nonbank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. At December 31, 1997, RBPA had consolidated total assets of approximately $416.6 million, total deposits of approximately $265.4 million and stockholders' equity of approximately $89.6 million.

         From time to time, RBPA may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, RBPA notes that a variety of factors could cause RBPA's actual results and experience to differ materially from the anticipated results or other expectations expressed in RBPA's forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of RBPA's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

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

         The Bank conducts business operations as a commercial bank offering checking accounts, savings and time deposits, and loans, including residential mortgages, home equity and SBA loans. The Bank also offers safe deposit boxes, collections, and other customary bank services (excluding trust) to its customers. Drive-up, ATM, and night depository facilities are available. Services may be added or deleted from time to time. The services offered and the business of the Bank are not subject to significant seasonal fluctuations. The Bank is a member of the Federal Reserve Fedline Wire Transfer System.

         Competition. The Bank is subject to intense competition from commercial banks, thrifts and other financial institutions. The Bank actively competes with such banks and institutions for local deposits and local retail and commercial accounts, and is also subject to competition from banks from areas outside its service area for certain segments of its business. For a number of years, competition has been increasing in the Bank's basic banking business because of the growing number of financial service entities that have entered our local market. This trend was accelerated by the passage of federal laws in the early 1980's which sharply expanded the powers of thrifts and credit unions, giving them most of the powers that were formerly reserved for commercial banks. While attempting to equalize the competition among the depository institutions, these statutes have little effect on less regulated entities such as money market mutual funds and investment banking firms. Many of these competitors have substantially greater financial resources and more extensive branch systems. To be successful, small banks must find a competitive edge. The Bank prides itself on giving its customers personalized service. The Bank has continued at modest levels its research activities relating to the development of new services and the improvement of existing bank services. Marketing activities have continued that have allowed the Bank to remain competitive. These activities include the review of existing services and the solicitation of new users of banking services. The Bank is not dependent upon a single customer or a small number of customers, the loss of which should have a material adverse effect on the Bank or RBPA.

         Employees. RBPA employed approximately 125 persons on a full-time equivalent basis as of December 31, 1997.

         Deposits. At December 31, 1997, total deposits of the Bank were distributed among demand deposits (14%), money market deposit accounts, savings and Super Now (32%) and time deposits (53%). At year end 1997, deposits decreased $11.2 million from year end 1996, or 4.4%, primarily due to decreases experienced in certificate of deposits and to a lesser extent, NOW and money market deposits. We note that the Bank or any bank could be financially stressed in the event a material number of the depositors elected to withdraw deposits from the institution within a short period of time. Conceivably, this could occur even though the FDIC insures each depositor for up to $100,000.

         Lending. At December 31, 1996, the Bank had a total loan portfolio of $291 million, representing 69% of total assets. The loan portfolio is categorized into commercial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, and installment loans.

         Current market and regulatory trends in banking are changing the basic nature of the banking industry. The Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with the Bank's size, objective of profit maintenance and stable capital structure.

NON-BANK  SUBSIDIARY

         On June 30, 1995, RBPA established a special purpose Delaware investment company, Royal Investments of Delaware, Inc., ("RID") as a wholly-owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. RID buys, holds and sells investment securities. At December 31, 1997, total assets of RID were $27.9 million, of which $18 million was held in investment securities comprised primarily of corporate debt and equity securities.

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

         RBPA is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to supervision by the Federal Reserve Board. The BHC Act requires RBPA to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the BHC Act prohibits RBPA from acquiring more than 5 % of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

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

         Under Pennsylvania law, RBPA is permitted to control an unlimited number of banks. However, RBPA would be required under the BHC Act to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other than the Bank, if, after such acquisition, would control more than 5% of the voting shares of such bank.

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

  The FDIC's guidelines establish the following limits for LTV ratios:

                                                                 LTV
       Loan Category                                             Limit
      ---------------                                            -----
       Raw Land                                                   65%
       Land Development
       Construction:
                     Commercial, Multifamily (includes
                      condos and co-ops), and other
                       Nonresidential                             80%
                       Improved Property                          85%
       Owner occupied 1-4 Family and Home Equity
                       (without credit enhancements)              90%

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

ITEM 2.  PROPERTIES

         The Bank has thirteen banking offices, all of which are located in Pennsylvania, at the following locations:

Narberth Office(1)        Villanova Office           King of Prussia Office
-------------------       ----------------           ----------------------
732 Montgomery Ave        801 East Lancaster Avenue  Rt. 202 & Warner Road
Narberth, Pa. 19072       Villanova, Pa. 19085       King of  Prussia, Pa. 19406

Philadelphia  Offices     Shillington Office         Bridgeport Office (1)
-------------------       ------------------         ----------------------
-One Penn Square West     516 East Lancaster Avenue  105 W. 4th Street
 30 South 15th Street     Shillington. Pa 19607      Bridgeport, Pa. 19406
 Philadelphia, Pa 19102
                          Trooper Office(1)          Upper Merion Office
                          ----------------           ----------------------
-1340 Walnut Street       Trooper & Egypt Roads      Beidler & Henderson Roads
 Philadelphia, Pa. 19107  Trooper, Pa. 19401         King of Prussia, Pa. 19406

-401 Fairmount Avenue(1)  Reading Office             Phoenixville Office (1)
                          --------------             ----------------------
 Philadelphia, Pa. 19123  501 Washington Street      808 Valley Forge Road
                          Reading, Pa. 19601         Phoenixville, Pa. 19460
Jenkintown Office(1)
--------------------      -------------------------
600 Old York Road         (1) owned
Jenkintown, Pa 19046

         The Bank owns six of the above properties, of which one property is subject to a mortgage. The remaining seven properties are leased with expiration dates between 1998 and 2003. During 1997, the Bank made aggregate lease payments of approximately $385 thousand. The Bank believes that all of its properties are attractive, adequately insured, and well maintained. The Bank also owns a property located at 144 Narberth Avenue, Narberth, Pa. which may serve as a site for future expansion.


ITEM 3.  LEGAL PROCEEDINGS

         Other than litigation incidental to RBPA's business, there are no material legal proceedings pending to which RBPA or any of its subsidiaries is a party or which any of their property is the subject. In management's opinion, resolution of any pending litigation will not have a material adverse effect on RBPA's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR THE BANK'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

         On September 6, 1988 the Registrant's Class A Common Stock commenced trading on the NASDAQ National Market System (NASDAQ/NMS). The Registrant's NASDAQ Symbol is RBPAA and is included in the NASDAQ National Market Stock Table which is published in most major newspapers. The following table presents the high, low and closing transaction prices on all NASDAQ/NMS securities. The market makers for the Registrant's stock are F. J. Morrissey & Co., Inc., Ryan Beck & Co., Inc., Herzog, Heine, Geduld, Inc., Wheat First Union Securities Inc., Ferris Baker Watts Inc., Sandler O'Neill, and Nash Weiss. There is no market for the Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the Registrant's stock prices and cash dividend per share for each class, for the last eight quarters.

1997                                                     HIGH          LOW           LAST
First Quarter ..................................       $14.904       $11.058       $13.462
Second Quarter .................................        15.750        12.500        15.000
Third Quarter ..................................        17.625        14.750        16.875
Fourth Quarter .................................        26.250        16.500        23.500

1996                                                     HIGH          LOW           LAST
First Quarter ..................................       $10.377       $ 8.255       $10.142
Second Quarter .................................        11.000         9.500        10.125
Third Quarter ..................................        11.000         9.500        10.375
Fourth Quarter .................................        12.000        10.375        11.500

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

         The approximate number of recorded holders of the Registrant's Class A and Class B Common Stock, as of December 31, 1997, is shown below:

         TITLE OF CLASS                         NUMBER OF RECORD HOLDERS
         Class A Common Stock                          446
         Class B Common Stock                          173

Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was 491 as of December 31, 1997.

DIVIDENDS

         Subject to certain limitations imposed by law, the Board of Directors of the Registrant may declare a dividend on shares of common stock.

         Stock Dividends. On March 20, 1995 the Board of Directors of the Registrant declared a 6% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on May 12, 1995 to Shareholders of record on April 20, 1995. The stock dividend resulted in the issuance of 347,661 additional shares of Class A Common Stock and 87,359 additional shares of Class B Common Stock . On March 14, 1996, the Board of Directors of the Registrant declared a 6% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 10, 1996, to Shareholders of record on April 18, 1996. The stock dividend resulted in the issuance of 365,229 additional shares of Class A Common Stock and 91,641 additional shares of Class B Common Stock.. On April 24, 1997, the Board of Directors of the Registrant declared a 4% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 8, 1997, to Shareholders of record on April 28, 1997. The stock dividend resulted in the issuance of 258,176 additional shares of Class A Common Stock and 61,859 additional shares of Class B Common Stock. Future dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

         Cash Dividends. The Registrant paid a cash dividends in each quarter of 1997 and 1996 for holders of Class A Common Stock and for holders of Class B common stock. This resulted in a charge to retained earnings of approximately $5.3 and $2 million for 1997 and 1996, respectively. The following table sets forth on a quarterly basis the dividend paid to holders of each Class A and Class B common stock for 1997 and 1996.


                                                   CASH DIVIDENDS PER SHARE
                                                   -------------------------
1997                                               CLASS A           CLASS B
----                                               -------           -------
First Quarter                                        $.12             $.1380
Second Quarter                                       $.15             $.1725
Third Quarter                                        $.18             $.2070
Fourth Quarter                                       $.18             $.2070


                                                   CASH DIVIDENDS PER SHARE
                                                   -------------------------
1996                                               CLASS A           CLASS B
----                                               -------           -------
First Quarter                                        $.06             $.0690
Second Quarter                                       $.06             $.0690
Third Quarter                                        $.06             $.0690
Fourth Quarter                                       $.06             $.0690

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

         Under the Pennsylvania Business Corporation Law of 1988, as amended, the Registrant may pay dividends only if after payment the Registrant would be able to pay its debts as they become due in the usual course of business and the total assets are greater than the sum of its total liabilities plus the amount that would be needed if the Registrant were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. See Note Q to the Consolidated Financial Statements in Item 8 of this report.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial and operating information for RBPA should be read in conjunction with ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes in ITEM 8.

                                                                          YEARS ENDED DECEMBER 31,
                                                                              (IN THOUSANDS)
                                                  --------------------------------------------------------------------
INCOME STATEMENT DATA                               1997            1996            1995         1994           1993
---------------------                             --------        --------        -------       -------       --------
Interest income                                   $ 33,372        $ 33,618        $29,755       $29,021       $ 27,636
Interest expense                                    10,048          10,054          9,592         8,244          9,290
                                                  --------        --------        -------       -------       --------
Net interest income                                 23,324          23,564         20,163        20,777         18,346
Increase (Decrease) Provision for loan
losses                                              (2,118)         (1,488)          --           2,500            811
                                                  --------        --------        -------       -------       --------
Net interest income after loan loss
provision                                           25,442          25,052         20,163        18,277         17,535

    Gain on sale of loans                               29             427             86            71          1,500
    Gain/Loss on real estate                         1,204           2,016            870         1,435         (3,008)
    Other income                                     1,392           1,759          1,098           947          1,298
                                                  --------        --------        -------       -------       --------
Total other income                                   2,625           4,202          2,054         2,453           (210)
Income before other expenses & income taxes         28,067          29,283         22,217        20,730         17,325
Non interest expenses:
    Salaries                                         9,546           9,602          4,850         3,861          3,483
    Other                                            5,088           5,508          5,461         5,791          4,675
                                                  --------        --------        -------       -------       --------
Total other expenses                                14,634          15,110         10,311         9,652          8,158
Income before taxes and cumulative effect
      of change in accounting principle             13,433          14,144         11,906        11,078          9,167
Income taxes                                         4,074           3,907          3,648         3,066          2,543
                                                  --------        --------        -------       -------       --------
Income and cumulative effect of a
      change in accounting principle                 9,359          10,237          8,258         8,012          6,624
Effect of a change in accounting principle            --              --             --            --              500
                                                  --------        --------        -------       -------       --------
Net income                                        $  9,359        $ 10,237        $ 8,258       $ 8,012       $  7,124
                                                  ========        ========        =======       =======       ========

Basic earnings per share (1)                      $   1.09        $   1.20        $  0.96       $  0.92       $   0.81
                                                  --------        --------        -------       -------       --------

Diluted earnings per share (1)                    $   1.05        $   1.17        $  0.94       $  0.90       $   0.80
                                                  --------        --------        -------       -------       --------

---------------------------------------

(1) Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 4% stock dividend in 1997, a 6% stock dividend in 1996, a 6% stock dividend in 1995, a 6% stock dividend in 1994, and a 5% stock dividend in 1993.

BALANCE SHEET DATA                         1997            1996            1995            1994            1993
------------------                       --------        --------        --------        --------        --------
(in thousands)
Total assets                             $416,598        $355,149        $356,264        $312,956        $304,574
Total average assets                      342,361         343,360         312,823         282,162         282,730
Loans, net of unearned income             282,711         209,017         198,419         162,739         167,680
Total deposits                            265,363         254,183         268,242         211,965         226,062
Total  long term debt                      31,063           4,814           2,984           3,969             727
Total stockholders' equity                 89,505          84,581          77,189          70,617          62,652
Total average stockholders' equity         86,572          80,910          74,091          66,398          58,927
Return on average assets                      2.7%            3.0%            2.6%            2.8%            2.5%
Return on average equity                     10.8%           12.7%           11.1%           12.1%           12.1%
Average equity to average assets             25.3%           23.6%           23.7%           23.5%           20.8%
Cash dividend payout ratio                   56.7%           19.2%           11.4%           --              --

AVERAGE BALANCES
-------------------

         The following table presents the average daily balances of assets, liabilities and stockholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                                  1997                             1996                           1995
                                     ------------------------------   -----------------------------   -----------------------------
                                      AVERAGE                YIELD/    AVERAGE               YIELD/    AVERAGE               YIELD/
ASSETS (In thousands)                 BALANCE    INTEREST     RATE     BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE
----------------------------------   --------    --------    -----    --------    --------   -----    --------    --------   ------
Interest bearing deposits in banks   $  1,230    $     87     7.10%   $  1,758    $    103    5.86%   $  2,018    $    106    5.25%
Federal funds                          17,921       1,012     5.64%     18,332       1,015    5.54%     19,519       1,121    5.74%
Investment securities:
 Held to maturity:
   Taxable                             84,399       5,604     6.64%    109,522       7,006    6.40%     92,821       6,048    6.52%
   Nontaxable(1)                        1,455         169    11.63%        497          88   17.68%      6,103       1,003   16.44%
                                     --------    --------    -----    --------    --------   -----    --------    --------   -----
     Total held to maturity            85,854       5,774     6.73%    110,019       7,094    6.45%     98,924       7,051    7.13%
 Available for sale
   Taxable                             12,212         991     8.12%      3,674         326    8.87%        940          66    7.02%
                                     --------    --------    -----    --------    --------   -----    --------    --------   -----
Total investment securities            98,066       6,765     6.90%    113,693       7,390    6.50%     99,864       7,117    7.13%
Loans:(2)
 Commercial & industrial(3)           111,704      12,297    11.01%    113,543      15,553   13.70%    111,002      12,964   11.68%
 Commercial mortgages                  87,464      11,658    13.33%     68,689       7,791   11.34%     61,446       7,234   11.77%
 Other loans(1)                        14,200       1,782    12.55%     18,386       1,766    9.61%     13,286       1,809   13.62%
                                     --------    --------    -----    --------    --------   -----    --------    --------   -----
   Total loans                        213,368      25,737    12.06%    200,618      25,110   12.52%    185,734      22,007   11.85%
                                     --------    --------    -----    --------    --------   -----    --------    --------   -----
Total interest earning assets        $330,585    $ 33,600    10.16%   $334,401    $ 33,648   10.06%   $307,135    $ 30,351    9.88%
Non interest earning assets
 Cash & due from banks                  6,636                            6,207                           6,164
 Other assets                          17,366                           16,401                          14,571
 Allowance for loan loss               (8,764)                          (9,672)                         (9,376)
 Def income/unearned disc              (3,462)                          (3,977)                         (5,671)
                                     --------                         --------                        --------
Total non interest
     earning assets                    11,776                            8,959                           5,688
                                     --------                         --------                        --------
Total assets                         $342,361                         $343,360                        $312,823
                                     ========                         ========                        ========
LIABILITIES & STOCKHOLDERS'
EQUITY
Deposits:
  Savings                            $ 16,668    $    454     2.72%   $ 16,514    $    425    2.57%   $ 12,319    $    337    2.74%
  NOW & Money Market                   69,077       2,171     3.14%     71,597       2,129    2.97%     60,349       2,023    3.35%
  CDs & other time deposits           121,934       7,185     5.89%    126,089       7,157    5.68%    122,826       6,948    5.66%
                                     --------    --------    -----    --------    --------   -----    --------    --------   -----
 Total interest bearing deposits     $207,679    $  9,810     4.72%   $214,200    $  9,711    4.53%   $195,494    $  9,308    4.76%
Federal funds                             123           6     5.00%       --          --      --           116           5    4.31%
Long term borrowings                    3,066         231     7.54%      4,909         343    6.99%      3,918         280    7.15%
                                     --------    --------    -----    --------    --------   -----    --------    --------   -----
Total interest bearing liabilities   $210,868    $ 10,048     4.76%   $219,109    $ 10,054    4.59%   $199,528    $  9,593    4.81%
                                     --------    --------    -----    --------    --------   -----    --------    --------   -----
 Non interest bearing deposits         32,992                           33,369                          32,319
 Other liabilities                     11,929                            9,972                           6,885
                                     --------                         --------                        --------
Total liabilities                     255,789                          262,450                         238,732
 Stockholders' equity                  86,572                           80,910                          74,091
                                     --------                         --------                        --------
Total liabilities and
  stockholders' equity               $342,361                         $343,360                        $312,823
                                     ========                         ========                        ========
Net interest income                              $ 23,553                         $ 23,594                        $ 20,758
                                                 ========                         ========                        ========
Net yield on
   interest earning assets                                    7.12%                           7.06%                           6.76%
                                                             =====                           =====                           =====

----------------------------

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

RATE VOLUME

         The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended , December 31, 1997 and 1996, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

                                                           1997 VS 1996                        1996 VS 1995
                                                          (IN THOUSANDS)                      (IN THOUSANDS)
                                                 -------------------------------     -------------------------------
                                                   CHANGES DUE TO:                     CHANGES DUE TO:
                                                 -------------------                 -------------------
INTEREST INCOME                                   VOLUME       RATE       TOTAL       VOLUME       RATE       TOTAL
---------------------------------------------    -------     -------     -------     -------     -------     -------
Interest bearing deposits in banks               $   (35)    $    19     $    16     $   (14)    $    14     $  --
Federal funds sold                                  --            (3)         (3)         (6)       (100)       (106)
Investment securities:
   Held to maturity:
         Taxable                                  (1,659)        257      (1,402)      1,070        (112)        958
         Nontaxable                                  120         (39)         81        (835)        262        (573)
    Available for sale
          Taxable                                    695         (30)        665         238          22         260
                                                 -------     -------     -------     -------     -------     -------
      Total investment securities                   (844)        188        (656)        657         (43)        614
Loans:
    Commercial & industrial                         (248)     (3,008)     (3,256)        303       2,286       2,589
    Commercial mortgages                           2,357       1,510       3,867         829        (272)        557
    Other loans                                     (455)        471          16         524        (315)        209
                                                 -------     -------     -------     -------     -------     -------
            Total loans                            1,654      (1,027)        627       1,656       1,699       3,355
                                                 -------     -------     -------     -------     -------     -------

Total increase (decrease) in interest
income                                           $   775     $  (823)    $   (48)    $ 2,109     $ 1,785     $ 3,893



INTEREST EXPENSE

Deposits:
  Savings                                        $     4     $    25     $    29     $   109     $   (21)    $    88
  NOW & Money Market                                 (77)        119          42         351        (245)        106
  CDs & other time deposits                          240         268          28         185          24         209
                                                 -------     -------     -------     -------     -------     -------
         Total interest bearing deposits            (313)        412         100         645        (242)        403
Federal funds purchased                                6        --             6          (5)       --            (5)
Mortgage payable and
                long term borrowings                (137)         25        (112)         69          (6)         63
                                                 -------     -------     -------     -------     -------     -------

Total increase (decrease) in interest
expense                                             (444)        437          (6)        709        (248)        461
                                                 -------     -------     -------     -------     -------     -------
Total increase (decrease) in
      net interest income                        $ 1,219     $(1,261)    $   (42)    $ 1,400     $ 2,033     $ 3,433
                                                 =======     =======     =======     =======     =======     =======

LOANS

         The following table reflects the composition of the loan portfolio of Royal Bank of Pennsylvania and the percent of gross outstandings represented by each category at the dates indicated.

                                                                 YEAR ENDING DECEMBER 31,
                                                                      (IN THOUSANDS)
                           -----------------------------------------------------------------------------------------------------
Loans                            1997                  1996                  1995                1994               1993
                           -----------------------------------------------------------------------------------------------------
Comm'l & industrial        $ 123,956     41%     $ 116,616     55%     $ 124,065     61%    $104,312     62%    $104,991    59%
Real estate                  176,315     58%        93,925     44%        75,758     37%      64,357     38%      73,157    41%
Consumer                       1,367      1%         2,097      1%         3,352      2%        --      --          --
                           ---------    ---      ---------    ---      ---------    ---     --------    ---     --------   ---
      Total gross loans      301,638    100%       212,638    100%       203,175    100%     168,689    100%     178,148   100%
Unearned income               (1,498)               (1,290)               (1,160)             (1,006)               (616)
Disc on loans purchased       (9,243)               (2,331)               (3,596)             (4,924)             (9,852)
Allowance for loan loss       (8,816)               (9,084)               (9,747)             (8,992)             (6,608)
                           ---------             ---------             ---------            --------            --------

Total loans, net           $ 282,711             $ 199,933             $ 188,672            $153,747            $161,072
                           =========             =========             =========            ========            ========


ANALYSIS OF ALLOWANCE FOR LOAN LOSS

                                                                      YEAR ENDING DECEMBER 31,
                                                                           (IN THOUSANDS)
                                                ----------------------------------------------------------------
                                                   1997           1996          1995         1994         1993
                                                ---------      ---------      --------     --------     --------
 Total Loans                                    $ 290,897      $ 209,017      $198,419     $162,739     $167,680
                                                =========      =========      ========     ========     ========
Daily average loan balance                      $ 213,368      $ 200,618      $185,734     $165,702     $190,222
                                                =========      =========      ========     ========     ========
Allowance for loan loss:
   Balance at the beginning of the year         $   9,084      $   9,747      $  8,992     $  6,608     $ 10,889
   Charge offs by loan type:
        Commercial                                    762            843           292          273        1,711
        Real  estate                                 --              240            21           17        4,068
                                                ---------      ---------      --------     --------     --------
   Total charge offs                                  762          1,083           313          290        5,779
   Recoveries by loan type:
         Commercial                                 1,934          1,790           125          141          629
         Real estate                                   48            118            31           33           58
                                                --------       ---------      --------     --------     --------
    Total recoveries                                1,982          1,908           156          174          687
                                                ---------      ---------      --------     --------     --------
    Net loan charge offs                           (1,220)          (825)          157          116        5,092
         Purchase of Knoblauch Bank                  --             --             912         --           --
         Increase (decrease) in
             provision for loan loss               (2,118)        (1,488)         --          2,500          811
                                                ---------      ---------      --------     --------     --------
Balance at end of year                          $   8,186      $   9,084      $  9,747     $  8,992     $  6,608
                                                =========      =========      ========     ========     ========
Net charge offs to average loans                    (0.57%)        (0.41%)        0.08%        0.07%        2.68%
                                                =========      =========      ========     ========     ========
Allowance to loans at year end                       2.81%          4.35%         4.91%        5.53%        3.94%
                                                =========      =========      ========     ========     ========


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

                                                                                         YEAR ENDING
                                                                                        DECEMBER 31,
                                                                                       (IN THOUSANDS)
                                                                             --------------------------------
                                                                               1997        1996        1995
                                                                             --------    --------    --------
Loans secured by real estate
    Construction and land development                                        $ 29,172    $  5,057    $  6,845
    Secured by farmland (including farm residential and other
        improvements)                                                            --          --           355
    Secured by 1-4 family residential properties:
    Revolving, open-end loans secured by 1-4 family residential
        properties and extended under lines of credit                          11,433      11,655      11,319
        All other loans secured by 1-4 family residential properties:
            Secured by first liens                                             23,139      21,843      24,580
            Secured by junior liens                                             8,195       7,121       7,428
    Secured by multi family (5 or more) residential properties                 23,459      20,882      23,853
    Secured by nonfarm nonresidential properties                              177,196     117,559      97,607
    Commercial and industrial loans to US addresses                            25,820      24,559      26,122
    Loans to individuals for household, family, and other personal
        expenditures                                                            1,478       1,848       3,358
    Obligations of state and political subdivisions in the US                   1,593       1,903       1,391
    All other loans                                                               154         211         317
    Less: Any unearned income on loans listed above                            10,742       3,621       4,756
                                                                             --------    --------    --------

     Total loans and leases, net of unearned income                          $290,897    $209,017    $198,419
                                                                             ========    ========    ========



CREDIT QUALITY

The following table presents the principal amounts of nonaccruing loans and other real estate.

                                                                 YEARS ENDING DECEMBER 31,
                                                                      (IN THOUSANDS)
                                                   ---------------------------------------------------
                                                    1997       1996       1995       1994        1993
                                                   ------     ------     ------     ------     -------
Non-accruing loans (1)(2)                          $4,317     $4,653     $6,233     $1,703     $ 7,726
Past due loans over 90 days but still
    accruing                                         --         --          391        391         391
                                                   ------     ------     ------     ------     -------
         Total nonperforming loans                  4,317      4,653      6,624      2,094       8,117
Other real estate                                    --          504        612      4,492       6,505
                                                   ------     ------     ------     ------     -------
          Total nonperforming assets               $4,317     $5,157     $7,236     $6,586     $14,622
                                                   ======     ======     ======     ======     =======

Nonperforming assets to total assets                 1.22%      1.45%      2.03%      2.10%       4.80%
                                                   ======     ======     ======     ======     =======
Nonperforming loans to total loans                   2.03%      2.23%      3.34%      1.29%       4.84%
                                                   ======     ======     ======     ======     =======
Allowance for loan loss
                 to nonperforming loans            210.42%    195.23%    147.15%    429.42%      81.40%
                                                   ======     ======     ======     ======     =======

(1) Generally a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.

(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $388,517 for 1997, $418,740 for 1996, $1,889,000 for 1995, $115,000 for 1994, and $1,380,000 for 1993.

INVESTMENTS SECURITIES

         The contractual maturity distribution and weighted average rate of the investments held to maturity portfolio at December 31, 1997 are presented in the following table. Weighted average rate on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.

                                                               AS OF DECEMBER 31, 1997
                                                                   (IN THOUSANDS)
                       --------------------------------------------------------------------------------------------------
                                          AFTER 1 YEAR BUT     AFTER 5 YEARS, BUT
SECURITIES HELD         WITHIN 1 YEAR      WITHIN 5 YEARS        WITHIN 10 YEARS     AFTER 10 YEARS            TOTAL
---------------        ---------------   -----------------     ------------------   ----------------     ----------------
TO  MATURITY           AMOUNT    RATE     AMOUNT     RATE        AMOUNT    RATE     AMOUNT     RATE      AMOUNT      RATE
------------           -------  ------   -------   -------       ------   ------    ------    ------     ------      ----
State & political
subdivisions           $  --       --    $ 2,700      10.5%      $ --       --      $  399      15.7%    $ 3,099     11.1%

US Treasuries            5,369     5.6%    2,574       5.7%       1,588     6.6%     3,378       7.2%     12,908      6.2%
Other securities        35,250     6.5%    7,561       7.2%       5,553     7.8%      --        --        48,364      6.8%
                       -------     ---   -------      ----       ------     ---     ------      ----     -------     ----
     Total             $40,619     6.4%  $12,835       7.6%      $7,141     7.5%    $3,777       8.1%    $64,371      6.8%
                       =======     ===   =======      ====       ======     ===     ======      ====     =======     ====



         The following tables presents the consolidated book values and approximate market value at December 31, 1997, 1996, and 1995, respectively, for each major category of RBPA's investment securities portfolio for held to maturity securities and available for sale securities.

                                                                           AS OF DECEMBER 31,
                                                                             (IN THOUSANDS)
                                               -----------------------------------------------------------------------
                                                         1997                    1996                     1995
                                               ----------------------     --------------------    --------------------
                                               AMORTIZED      MARKET      AMORTIZED    MARKET     AMORTIZED    MARKET
SECURITIES AVAILABLE MATURITY                      COST        VALUE         COST       VALUE        COST       VALUE
------------------------------------------     ---------     --------     ---------   --------    ---------   --------
State & political subdivisions                 $  3,098      $ 3,152      $    499    $    580    $    499    $    612
US Treasuries & agencies                         12,908       13,096        15,183      15,321      20,810      21,166
Other securities                                 48,365       48,737        97,793      97,734      82,154      82,858
                                               ---------     --------     --------    --------    --------    --------

            Total                              $ 64,371      $64,985      $113,475    $113,635    $103,463    $104,636
                                               =========     ========     ========    ========    ========    ========


                                                                           AS OF DECEMBER 31,
                                                                             (IN THOUSANDS)
                                               -----------------------------------------------------------------------
                                                         1997                    1996                     1995
                                               ----------------------     --------------------    --------------------
                                               AMORTIZED      MARKET      AMORTIZED    MARKET     AMORTIZED    MARKET
SECURITIES AVAILABLE FOR SALE                     COST        VALUE         COST       VALUE        COST       VALUE
------------------------------------------     ---------     --------     ---------   --------    ---------   --------
Federal Home Loan Bank stock                    $  3,174     $  3,174     $  1,024    $  1,024    $    938    $    938
Preferred and common stock                         2,944        2,977        3,703       3,701          32          32
Other securities                                  13,964       14,897         --          --          --          --
                                                --------     --------     --------    --------    --------    --------
            Total                               $ 20,082     $ 21,048     $  4,727    $  4,725    $    970    $    970
                                                ========     ========     ========    ========    ========    ========

DEPOSITS

         The average balance of deposits by major classifications for each of the last three years are presented in the following table.

                                                       AS OF DECEMBER 31,
                                                         (IN THOUSANDS)
                                 -----------------------------------------------------------
                                       1997                  1996                 1995
                                 ---------------      -----------------     ----------------
                                 AVERAGE               AVERAGE              AVERAGE
                                   RATE     RATE        RATE      RATE        RATE      RATE
                                 --------   ----      --------    ----      --------    ----
Demand deposits:
     Non interest bearing        $ 32,992   --        $ 33,369    --        $ 32,319    --
     Interest bearing (NOW)        24,539   2.50%       20,823    2.28%       16,007    2.59%
Money market deposits              44,538   3.50%       50,774    3.26%       44,342    3.63%
Savings deposits                   16,668   2.72%       16,514    2.57%       12,319    1.80%
Certificate of deposit            121,934   5.89%      126,089    5.68%      122,826    5.66%
                                 --------   ----      --------    ----      --------    ----
        Total deposits           $240,671             $247,569              $227,813
                                 ========             ========              ========


The remaining maturity of Certificates of Deposit of $100,000 or greater.

                                                 AT DECEMBER 31,
                                                 (IN THOUSANDS)
                                             -----------------------
MATURITY                                        1997          1996
                                             ---------     ---------
Three months or less                          $ 5,433       $ 7,678
Over three months through twelve months         8,850         9,330
Over twelve months through five years          14,052         6,212
Over five years                                 4,840           438
                                             ---------     ---------
                   Total                      $33,175       $23,658
                                             =========     =========



SHORT AND LONG TERM BORROWINGS

                                               YEAR ENDING DECEMBER 31,
                                                    (IN THOUSANDS)
                                   --------------------------------------------------
                                    1997        1996      1995      1994        1993
                                   -------     ------    ------    -------    -------
Short term borrowings (1)          $15,000     $ --      $ --      $21,000    $10,060
Long term borrowings:
  Mortgage payable (2)                 571        613       652        689        727
  FHLB advances (3)                 31,063      4,201     2,332      3,280       --
                                   -------     ------    ------    -------    -------
    Total long term borrowings     $46,634     $4,814    $2,984    $24,969    $10,787
                                   =======     ======    ======    =======    =======


(1) In 1997 and 1994, short term borrowings consisted of federal funds purchased which matured within one to four days from the transaction date.

(2) The mortgage payable is payable to a bank at 65% of prime rate (5.25% at December 31, 1997) and is guaranteed by an industrial development authority.

(3) Advances from the Federal Home Loan Bank of Pittsburgh consist of three separate advances with interest rates of 6.24% to 8.20%, with maturities from December 31, 1997 thru 2002.

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of RBPA (see Item 8) and related notes included herein.


FINANCIAL CONDITION

         Total assets increased $61.4 million, or 17.3%, to $416.6 million at December 31, 1997 from $355.1 million at year end 1996, primarily due to significant growth experienced in loans and an increase in cash and cash equivalents of $81.9 million and $12.0 million, respectively, in addition to an increase in available for sale investment securities of $16.3 million. These increases were partially offset by a $32.8 million decline in investment securities held to maturity.

         Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, and cash in interest bearing and non interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents increased $12 million, or 7%, to $30.4 million at December 31, 1997, primarily due to maturities from the investment portfolio. The average balance of cash and cash equivalents was $25.8 million for 1997 versus $26.3 million for 1996.

         Investment Securities Held to Maturity. Held to maturity investment securities ("HTM") represent approximately 26% of average earning assets during 1997. HTM investment securities declined $49.1 million, or 43%, from $113.5 million at December 31, 1996 to $64.4 million at December 31, 1997, primarily due to scheduled maturities exceeding purchases.

         Investment Securities Available for Sale. Available for sale securities ("AFS") was $21 million at December 31, 1997, an increase of $16.3 million from $4.7 million at December 31, 1996. This increase is primarily due to the purchase of capital trust preferred securities of three local banks during 1997.

         Loans. RBPA's primary earning assets are loans, representing approximately 65% of average earning assets during 1997. The loan portfolio has historically been comprised primarily of business demand loans and commercial mortgages in roughly equal amounts, and to a significantly lesser extent one to four family residential and home equity loans. This composition of loans did not change during 1997. During 1997, total loans increased 39% from $209 million at December 31, 1996 to $290.9 million at December 31, 1997, primarily due to the purchase of a $75.4 million loan portfolio from the FDIC on December 23, 1997, in addition to internally generated loan growth of approximately 9%. This $75.4 million portfolio was purchased at a discount of $66.7 million and is comprised of approximately 175 commercial loans secured primarily by land, retail and office properties in the midatlantic and northeast regions. Aside from this loan purchase, net loans increased $17.9 million or, 9% during 1997 due to internal loan growth exceeding maturities and payoffs.

         Deposits. RBPA's primary source of funding, deposits, increased $11.2 million, or 4.3%, from $254.2 million at December 31, 1996 to $265.4 million at December 31, 1997. This increase in deposits is primarily due to increases in certificates of deposits and savings deposits of $17.3 and $1.1 million, respectively, partially offset by runoff experienced in money market deposits and non interest deposits of $6.6 and $.6 million, respectively. The $17.3 million increase in certificates of deposits is partially related to the funding of the FDIC loan purchase in December 1997. This $17.3 million increase includes $10.1 million in brokered deposits.

         Borrowings. Long term borrowings increased $26.9 million to $31.1 million at December 31, 1997 primarily due to a new $30 million Federal Home Loan Bank ("FHLB") advance taken in December 1997 to help fund the purchase of the FDIC loan portfolio, partially offset by the payoff of a $2.5 million FHLB advance in January 1997, in addition to a scheduled maturity of a $.6 million FHLB advance in December. The average balance of long term borrowings during 1997 was $2.5 million. Federal funds purchased was $15 million at December 31, 1997 and was paid down in full on January 2, 1998. The average balance of Federal funds purchased during 1997 was $.1 million. The mortgage payable balance at December 31, 1997 was $.6 million.

         Stockholders' Equity. Stockholders' equity increased $4.9 million or 6% in 1997 to $89.5 million primarily due to net income of $9.4 million partially offset by $5.3 million in cash dividends paid in 1997. During 1997, RBPA repurchased 9,403 shares of Class A common stock at an average cost of $12.68 per share totaling $119 thousand in accordance with a stock buyback program.


RESULTS OF OPERATIONS

         General. RBPA's results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits. Net income is also effected by the provision for loan losses and the level of non interest income as well as by non interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.

         Net Income. Net income was $9.4 million in 1997 compared to $10.2 million in 1996 and $8.3 million in 1995. Basic earnings per share was $1.09, $1.20 and $.96 for 1997, 1996, and 1995, respectively. The decrease in net income of $.8 million in 1997, or 8%, is primarily due to the receipt of nonrecurring income in 1996 relating to loan recoveries which significantly contributed to the increase in net income in 1996 from 1995.

         Net Interest Income. Net interest income is affected by market and economic conditions which influence rates on loan and deposit growth. Net interest income was $23.3 million in 1997, compared to $23.6 million in 1996 and $20.2 million in 1995. Yields on interest earning assets increased slightly to 10.16% from 10.06% in 1996, a difference of 10 basis points. The yield on interest earning assets in 1996 increased 18 basis points from 9.88% for 1995 primarily due to an increase in the yield on loans in 1996. Average interest earning assets decreased $3.8 million from $334.4 million in 1996 to $330.6 million for 1997, primarily due to decreases in investment securities of $15.6 million, partially offset by an increase in the average balance of loans of $12.8 million. Average interest earning assets increased $27.3 million in 1996 from $307.1 million in 1995 primarily due the acquisition of Knoblauch State Bank in July 1995. Yields on interest bearing deposits increased to 4.76% in 1997 from 4.59% in 1996 primarily due to higher costing certificates of deposits, while in 1996 the yield on interest bearing liabilities decreased 22 basis points from 4.81% in 1995 primarily due to lower costing yield on NOW and money market deposits in 1996. Average interest bearing liabilities decreased to $210.9 million from $219.1 million for 1996, primarily due to a decrease in average deposits in 1997. Average interest bearing liabilities increased $19.6 million in 1996 from $199.5 million in 1995.

LOANS AND MORTGAGES

                                                   1997             1996              1995
                                               ------------     ------------      ------------
         Average loan outstandings             $213,368,000     $200,618,000      $185,734,000
        Interest and fees on loans             $ 25,737,000     $ 25,110,000      $ 22,007,000
               Average Yield                          12.06%           12.52%            11.85%

         Although RBPA continues to originate five year fixed rate loans, a portion of the loan portfolio continues to be comprised of variable rate loans which helps to maintain its interest spread when rates change. RBPA's yields tend to have less of a downward fluctuation when interest rates decline as a portion of RBPA's loans have interest rate minimums associated with them.

         While RBPA's average prime rate increased to 8.43% in 1997 from 8.29% in 1996, the yield on loans deceased 46 basis points in 1997 from 12.52% in 1996 to 12.06% primarily due to interest recoveries in 1996 relating to a loan payoff in 1996. Average loans increased $12.8 million to $213.4 million in 1997 primarily due to internally generated loan growth.

         Yields on loans increased 67 basis points in 1996 to 12.52% from 11.85% in 1995, partially due to an interest recovery relating to a loan payoff in 1996. Average loans increased $14.9 million, or 8% in 1996 primarily due to an increase in loan originations. The Bank's average prime rate for 1996 was 8.29% versus 8.80% for 1995.


INVESTMENTS SECURITIES HELD TO MATURITY

                                                      1997              1996             1995
                                                   -----------      ------------      -----------
       Average HTM investment securities           $85,854,000      $110,019,000      $98,924,000
                Interest income                    $ 5,774,000      $  7,094,000      $ 7,051,000
                 Average yield                            6.73%             6.45%            7.13%

         HTM investment securities are comprised primarily of taxable corporate debt issues, US Treasuries and agencies and to a lesser extent, non taxable state and municipal investment securities. The yield in HTM investment securities increased 28 basis points to 6.73% from 6.45% in 1996. This increase is partially attributable to an increase in yield on taxable investment securities of 24 basis points in 1997, in addition to an increase in the average balance of the nontaxable investment securities which have a higher effective yield. The average balance of HTM investment securities decreased $24.2 million in 1997 as scheduled maturities outpaced purchases.

         The yield on HTM investment securities decreased 68 basis points in 1996 to 6.45% from 7.13% in 1995 primarily due to scheduled maturities of higher yielding taxable bonds which were ultimately replaced by lower yielding taxable bonds. The average balance of HTM investment securities increased $14.8 million, or 15.0%. These purchases in corporate issues were "A" rated or better by Moody or Standard & Poor, with maturities in the three to five year ranges. It is RBPA's expressed intention to hold these securities to maturity, as has been the established investment policy.


INVESTMENTS SECURITIES AVAILABLE FOR SALE

                                                      1997              1996             1995
                                                   -----------       ----------        --------
       Average AFS investment securities           $12,212,000       $3,674,000        $940,000
         Interest and dividend income              $   991,000       $  326,000        $ 66,000
                 Average yield                            8.12%            8.87%           7.02%

         AFS investment securities are comprised primarily of capital trust securities and to a lesser extent preferred and common stock.. The average balance increased $8.5 million during 1997 to $12.2 million, primarily due to the purchase of capital trust securities, and an increase in the FHLB stock position. The average balance increased $2.7 million in 1996 to $3.7 million from $.9 million in 1995, primarily due to the purchase of preferred stock in 1996.


INTEREST EXPENSE ON NOW AND MONEY MARKET DEPOSITS

                                                      1997              1996             1995
                                                   -----------      -----------       -----------
      Average NOW & Money Market deposits          $69,077,000      $71,597,000       $60,349,000
               Interest expense                    $ 2,171,000      $ 2,129,000       $ 2,023,000
             Average cost of funds                        3.14%            2.97%             3.35%

         In 1997 the average cost of funds on NOW and money market deposits increased 17 basis points to 3.14% as interest rates increased slightly in 1997. The average balance decreased $2.5 million to $69.1 million in 1997. In 1996, the average cost of funds decreased 38 basis points to 2.97% from 3.35% in 1995 as interest rates declined during 1996. The average balance of these deposits increased to $71.6 million in 1996 from $60.3 million in 1995, primarily due to the acquisition of KSB in July 1995.


INTEREST EXPENSE ON TIME DEPOSITS

                                                      1997              1996             1995
                                                  ------------      ------------     ------------
             Average time deposits                $121,934,000      $126,089,000     $122,826,000
               Interest expense                   $  7,185,000      $  7,157,000     $  6,948,000
             Average cost of funds                        5.89%             5.68%            5.66%

         The average balance of time deposits decreased $4.2 million in 1997 to $121.9 million while the average cost of funds increased 21 basis points from 5.68% in 1996 to 5.89% in 1997. In 1996 the average balance increased $3.3 million from $122.8 million in 1995, while the average cost of funds increased 2 basis points from 5.66% in 1995.

          Although rates in general started to move downward in 1995 and trend higher in 1997, the reaction of deposits to rate changes (both increases and decreases) is slower than the change in the prime rate because these time deposits must mature before a rate adjustment would become effective. In 1996, nineteen percent of time deposits are comprised of certificates of deposit accounts with balances of $100,000 or more, which are traditionally been considered more rate volatile than lower balance deposits; however, the penalty for early redemption somewhat mitigates this volatility.


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

         Due to recoveries exceeding charge offs in 1997 and 1996, a recovery from the allowance for loan loss of $2.1 and $1.2 million (credit) was recorded in 1997 and 1996, respectively. These recoveries in

1997 and 1996 were primarily due to Management's assessment that the overall level of loan loss reserves was adequate. Charge offs in 1997 were $.8 million as compared to $1.1 million for 1996. Recoveries in 1997 were $2 million as compared to $1.9 million in 1996.

         The allowance for possible loan loss at December 31, 1997 was $8.2 million or 2.8% of net loans as compared to $9.1 million at December 31, 1996, or 4.3% of total loans and $9.7 million at December 31, 1995, or 4.9% of total loans. These percentage decreases in the allowance to net loans are primarily due to an increase in the level of loans outstanding for each respective period.


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

         Non interest income decreased $1.6 million to $2.6 million in 1997 from $4.2 million in 1996. This decrease is primarily due to the decrease in gains associated with the sale of other real estate owned in 1997. In 1997, these gains were $1.2 million as compared to $2 million in 1996. Additionally, gains on sale of loans decreased $.4 million in 1997 primarily due to a decrease in total dollar volume of residential mortgage loans closed and sold in 1997 versus 1996.

         Non interest income increased $2.1 million in 1996 to $4.2 million as compared to $2.1 million in 1995. This increase is primarily due to gains experienced on the sale of other real estate owned of $1.1 million. This activity is primarily due to the management aggressively concentrating on the disposal of its portfolio of Other Real Estate during 1996 and 1995. Loans are transferred into Other Real Estate when the Bank forecloses on the real estate collateralizing a non-performing loan, or when the borrower abandons the property and the Bank elects to assume control of the property. When this occurs the Bank will transfer the loan to Other Real Estate at the lower of the book value of the loan or the fair market value, less disposal costs, of the real estate held as collateral.


NON INTEREST EXPENSE

         Non interest expense includes compensation and employee benefits, occupancy, advertising, FDIC insurance, state taxes, depreciation, and other expenses such as auditing, automatic teller machines (ATMs), data processing, legal, outside service charges, postage, printing, and other expenses relating to Other Real Estate owned.

         In 1997, total non interest expense decreased $.5 million to $14.6 million as compared to $15.1 million for 1996. This decrease is primarily due to various decreases in other operating expenses of $.5 million. While salaries and employee benefits expense of $9.5 million represents the largest component of non interest expense, it decreased slightly from the $9.6 million recorded in 1996. These decreases were partially offset by a $.1 million increase in occupancy expense relating to a settlement of a lease obligation assumed from the Knoblauch State Bank acquisition in 1995, which will expire in 1998.

         Total non interest expense increased $4.8 million in 1996 to $15.1 million primarily due to an increase in salaries, wages and employee benefits of $4.8 million, reflecting the addition of new employees relating to the KSB acquisition in addition to an expense recorded relating to the establishment of a liability for the Stock Option and Appreciation Right Plan.

         The Company has a Stock Option and Appreciation Right Plan which provides employees compensation in the form of options to purchase shares of the Company's common stock. Accordingly, the Company accrued $3.8 and $2.5 million relating to these stock appreciation rights as employee benefits expense in 1997 and 1996, respectively, toward the difference between current market values and the values at the grant date.

         Additional increases in total non interest expense in 1996 from 1995 were attributable to increases in occupancy expense, primarily the result of operating four additional banking offices due to the acquisition of KSB in 1995. Salary expenses increased $.6 million in 1996 primarily due to an increase in staffing expense associated with the acquisition of KSB.


ACCOUNTING FOR INCOME TAXES

         The provision for federal income taxes was $4.1 million in 1997 as compared to $3.9 million for 1996 and $3.6 million for 1995. The increases in the tax provision for 1997 was due to a change in the deferred tax asset in 1997 from 1996. The increase in tax provision for 1996 and 1995 are due to higher taxable income of approximately $2.3 million and $.8 million, respectively, in addition to lower levels of tax-exempt income for both years, as the tax free investment securities portfolio continues to shrink due to bond calls.


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

         RBPA generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short term liabilities. The liquidity ratio for the years ended December 31, 1997, 1996 and 1995 was 39%, 49%, 54%, respectively. Management believes that RBPA's liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Funds, Cash Flow and Liquidity Policies and Procedures. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

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

         The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 1997, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 1997, RBPA is in a slightly liability sensitive position which indicates liabilities will reprice somewhat more than assets.

INTEREST RATE SENSITIVITY
(IN  MILLIONS)

                                                 DAYS
                                          -------------------    1 TO 5    OVER 5    NON-RATE
ASSETS (1)                                0 - 90     91 - 365    YEARS     YEARS     SENSITIVE  TOTAL
-------                                   ------------------------------------------------------------
Interest-bearing deposits in banks        $  0.9      $ --       $ --      $ --      $  --      $  0.9
Federal funds sold                          22.9        --         --        --                   22.9
Investment securities:
       Available for sale                   21.0        --         --        --         --        21.0
       Held to maturity                     11.9        31.6       12.1       8.7       --        64.3
                                          ------      ------     ------    ------    ------     ------
    Total investment securities             32.9        31.6       12.1       8.7       --        85.3
Loans:(2)
       Fixed rate (3)                       10.9        10.5      102.1      39.1       --       162.6
       Variable rate                        33.5        18.3       62.5      24.8       --       139.1
                                          ------      ------     ------    ------    ------     ------
    Total loans                             44.4        28.8      164.6      63.9       --       301.7
Other assets(4)                             --          --         --        --         5.8        5.8
                                          ------      ------     ------    ------    ------     ------
    Total Assets                          $101.1      $ 60.4     $176.7    $ 72.6    $  5.8     $416.6
                                          ======      ======     ======    ======    ======     ======

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits      $ --        $ --       $ --      $ --      $ 37.7     $ 37.7
       Interest bearing deposits(5)         60.9        26.7       --        --        --         87.6
       Certificate of deposits              19.0        43.4       46.4      31.4      --        140.2
                                          ------      ------     ------    ------    ------     ------
    Total deposits                          79.9        70.1       46.4      31.4      37.7      265.5
Short term borrowings                       15.0        --         --        --        --         15.0
Mortgage and long term borrowings            0.6         0.6       30.4      --        --         31.6

Other liabilities                           --          --         --        --        15.0       15.0
Capital                                     --          --         --        --        89.5       89.5
                                          ------      ------     ------    ------    ------     ------
    Total liabilities & capital           $ 95.5      $ 70.7     $ 76.8    $ 31.4    $142.2     $416.6
                                          ======      ======     ======    ======    ======     ======

Net  interest rate  GAP                   $  5.6      ($10.3)    $ 99.9    $ 41.2   ($136.0)
                                          ======      ======     ======    ======    ======

Cumulative interest rate  GAP             $  5.6      ($ 4.7)    $ 95.2    $136.0      --
                                          ======      ======     ======    ======    ======
GAP to total  assets                           1%         (3%)
                                          ======      ======
GAP to total equity                            9%        (17%)
                                          ======      ======
Cumulative GAP to total assets                 1%         (1%)
                                          ======      ======
Cumulative GAP to total equity                 9%         (8%)
                                          ======      ======


(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at December 31, 1997.

(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.

(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

         The method to analyze interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets have provisions which limit changes in interest rates each time the interest rate changes and for the entire term of the loan. Additionally, prepayments and withdrawals experienced in the event of a change in interest rates may deviate significantly from those assumed in the interest rate sensitivity table. Additionally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.


CAPITAL ADEQUACY

         The table shown below sets forth RBPA's consolidated capital level and performance ratios.

                                                                            REGULATORY
                                             1997       1996       1995       MINIMUM
                                            ------     ------     ------    ----------
CAPITAL LEVEL
   Leverage ratio                           25.6%      24.2%      22.2%           3%
   Risk based capital ratio:
        Tier 1                              25.1%      28.9%      27.7%           4%
        Tier 2                              26.4%      30.2%      29.0%           8%

CAPITAL PERFORMANCE
    Return on average assets                 2.7%       3.0%       2.6%        --
    Return on average equity                10.8%      12.7%      11.1%        --

         RBPA's sources of capital have been derived from the issuance of stock as well as retained earnings. While RBPA has not had a stock offering since 1986, total stockholder's equity has increased primarily due to steady increases in retained earnings. At December 31, 1997, RBPA had an average capital to average asset ratio of 25.3 %. RBPA has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital which is considered excessive by industry standards.

         In early 1989, each of the federal bank regulatory agencies issued risk-based capital standards which were phased in December 31, 1992. The new standards place assets in various categories of risk with varying weights assigned, and consider certain off-balance sheet activities, such as letters of credit and loan commitments in the base for purposes of determining capital adequacy. The principal objective of establishing the risk-based capital framework is to achieve greater convergence in the measurement and assessment of capital adequacy due to the divergence of asset mixes maintained from one depository institution to the next. At December 31, 1997, RBPA's ratio using these standards was 26.4%.

YEAR 2000

         Management has initiated a company wide program to prepare RBPA's computer systems and applications for the year 2000. The year 2000 problem is pervasive and complex as virtually every computer system will be affected in some way by the rollover of the two digit year value to 00. Through a special committee and outside consultants, RBPA is conducting a comprehensive review of its computer systems and third party vendors providing hardware and software services to identify systems and vendors that could be affected by the year 2000 issue. As much of RBPA's data processing is outsourced to third party vendors, RBPA does not expect the costs associated with year 2000 compliance over the next three years to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.


MANAGEMENT OPTIONS TO PURCHASE SECURITIES

         On June 27, 1990, the directors of the Bank approved the Royal Bank of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the Plan). The Plan was reapproved by the shareholders in connection with the formation of the holding company. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Registrant's Class A common stock (but not in excess of 15% of outstanding shares). The option price is equal to the fair market value at the date of the grant. At December 31, 1997, 519,277 options have been granted (the fair market per share at the time of the grant was $13.75 in 1997 and $10.00 in 1996) which are exercisable at 20% per year. At December 31, 1997, options covering 325,036 shares were exercisable.

         In 1990, the directors of the Bank approved a non-qualified Outside Directors Stock Option Plan. The Plan was reapproved by the shareholders in connection with the formation of the holding company. Under the terms of the plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually which is exercisable after one year of service. The options were granted at the fair market value ($13.75 per share in 1997 and $10.00 in 1996) at the date of the grant. Currently, the strike price on the options ranges from $2.695 to $13.225 per share. During 1997, 7,284 options were exercised at strike prices ranging from $2.709 to $9.615 per share. At December 31, 1997, 51,175 options were outstanding and options covering 37,135 shares were exercisable.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio is defined as the present value of existing assets and liabilities. The calculated estimates of changes in the market value of portfolio value are as follows:

           At December 31, 1997 (Dollars in Thousands)

                                      Market Value of            Percent of
           Changes in Rates           Portfolio Equity             Change
          + 400 basis points              $ 74,739                 (20.6)%
          + 300 basis points                77,784                 (15.9)
          + 200 basis points                81,167                 (11.1)
          + 100 basis points                84,921                  (6.2)
              Flat rate                     90,169                  --
          - 100 basis points               100,903                  10.7
          - 200 basis points               116,463                  22.6
          - 300 basis points               135,271                  33.3
          - 400 basis points               158,532                  43.1

         The assumptions used in evaluating the vulnerability of earnings and capital to changes in interest rates are based on management's considerations of past experience, current position and anticipated future economic conditions. The interest rate sensitivity of assets and liabilities as well as the estimated effect of changes in interest rates on the market value of portfolio equity could vary substantially if different assumptions are used or actual experience differs from the calculations were based.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA



         FINANCIAL STATEMENTS AND REPORT OF
      INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

       ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                  AND SUBSIDIARIES

             DECEMBER 31, 1997 AND 1996

               Report of Independent Certified Public Accountants


Board of Directors
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries


          We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/S/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 23, 1998

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

        ASSETS                                                                             1997              1996
Cash and due from banks                                                                $  7,491,242      $  7,744,012
Federal funds sold                                                                       22,925,000        10,625,000
                                                                                       ------------      ------------
               Total cash and cash equivalents                                           30,416,242        18,369,012
                                                                                       ------------      ------------
Interest bearing deposits in banks                                                          300,030           953,000
Investment securities held to maturity (market value of $64,984,987
    and $113,635,320 in 1997 and 1996, respectively)                                     64,371,042       113,474,908
Investment securities available for sale - at market value                               21,048,793         4,725,151
Total loans                                                                             290,897,048       209,016,895
    Less allowance for loan losses                                                        8,186,237         9,084,153
                                                                                       ------------      ------------
               Net loans                                                                282,710,811       199,932,742
Other real estate, net                                                                         --             504,104
Premises and equipment, net                                                               4,788,921         4,708,531
Accrued interest and other assets                                                        12,962,240        12,481,420
                                                                                       ------------      ------------
                                                                                       $416,598,079      $355,148,868
                                                                                       ============      ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                            $ 37,712,928      $ 38,327,081
       Interest bearing (includes certificates of deposit in excess of $100,000 of
         $33,175,135 and $23,657,679 in 1997 and 1996, respectively)                    227,650,506       215,855,522
                                                                                       ------------      ------------
               Total deposits                                                           265,363,434       254,182,603
    Federal funds purchased                                                              15,000,000              --
    Accrued interest and other liabilities                                               15,095,998        11,571,988
    Long-term borrowings                                                                 31,063,000         4,201,000
    Mortgage payable                                                                        570,885           612,607
                                                                                       ------------      ------------
               Total liabilities                                                        327,093,317       270,568,198
                                                                                       ------------      ------------
Stockholders' equity
    Common stock
       Class A, par value $2.00 per share; authorized, 18,000,000 shares; issued,
         7,015,721 and 6,596,625 shares in 1997 and 1996, respectively                   14,031,442        13,193,250
       Class B, par value $0.10 per share; authorized, 2,000,000 shares; issued,
         1,592,859 and 1,592,091 shares in 1997 and 1996, respectively                      159,286           159,209
    Capital surplus                                                                      38,797,618        34,827,443
    Retained earnings                                                                    38,023,359        38,427,800
    Accumulated unrealized gain (loss) on investment securities available for sale          638,142            (1,158)
                                                                                       ------------      ------------
                                                                                         91,649,847        86,606,544
    Treasury stock - at cost, 207,516 and 198,113 Class A shares in 1997
       and 1996, respectively                                                            (2,145,085)       (2,025,874)
                                                                                       ------------      ------------
                                                                                         89,504,762        84,580,670
                                                                                       $416,598,079      $355,148,868
                                                                                       ============      ============

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
                             Year ended December 31,

                                                                                 1997            1996            1995
                                                                             ------------    ------------    -----------
Interest income
    Loans, including fees                                                    $ 25,559,901    $ 25,109,566    $21,754,636
    Investment securities held to maturity
        Taxable                                                                 5,604,469       6,858,222      6,048,002
        Tax-exempt                                                                116,779          58,488        661,588
    Investment securities available for sale
        Taxable                                                                    99,847          64,293         65,786
        Tax-exempt                                                                891,537         261,443           --
    Deposits in banks                                                             112,294         131,005        103,510
    Federal funds sold                                                            986,552       1,134,687      1,121,163
                                                                             ------------    ------------    -----------
           TOTAL INTEREST INCOME                                               33,371,379      33,617,704     29,754,685
                                                                             ------------    ------------    -----------
Interest expense
    Deposits                                                                    9,810,104       9,711,456      9,308,218
    Mortgage payable and other                                                    231,252         342,819        279,273
    Federal funds purchased                                                         6,148            --            4,876
                                                                                             ------------    -----------
           TOTAL INTEREST EXPENSE                                              10,047,504      10,054,275      9,592,367
                                                                             ------------    ------------    -----------
           NET INTEREST INCOME                                                 23,323,875      23,563,429     20,162,318
Decrease in provision for loan losses                                          (2,118,281)     (1,487,734)          --
                                                                             ------------    ------------    -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                  25,442,156      25,051,163     20,162,318
                                                                             ------------    ------------    -----------

Other income
    Service charges and fees                                                      981,111       1,008,054        780,245
    Realized gains on sale of investment securities available for sale             13,643            --           13,147
    Gain on other real estate                                                   1,204,443       2,015,994        870,313
    Gain on sale of loans                                                          28,585         427,023         85,791
    Other income                                                                  397,194         780,333        305,747
                                                                             ------------    ------------    -----------
                                                                                2,624,976       4,231,404      2,055,243
                                                                             ------------    ------------    -----------
Other expenses
    Salaries, wages and employee benefits                                       9,545,799       9,601,628      4,849,409
    Occupancy and equipment                                                       756,202         660,219        557,825
    Other operating expenses                                                    4,332,119       4,876,719      4,904,129
                                                                             ------------    ------------    -----------
                                                                               14,634,120      15,138,566     10,311,363
                                                                             ------------    ------------    -----------
           INCOME BEFORE INCOME TAXES                                          13,433,012      14,144,001     11,906,198
Income taxes                                                                    4,074,280       3,907,111      3,647,702
                                                                             ------------    ------------    -----------
           NET INCOME                                                        $  9,358,732    $ 10,236,890    $ 8,258,496
                                                                             ============    ============    ===========
Per share data
    Net income - basic                                                       $       1.09    $       1.20    $      0.96
                                                                             ============    ============    ===========
    Net income - diluted                                                     $       1.05    $       1.17    $      0.94
                                                                             ============    ============    ===========

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1996 and 1995

                                                                  Class A common stock            Class B common stock
                                                                ------------------------        -----------------------
                                                                  Shares        Amount            Shares        Amount
                                                                ---------    -----------        ----------     --------
Balance, January 1, 1995                                        6,260,920    $12,521,840        $1,466,737     $146,674
 Net income for the year ended December 31, 1995                     --             --                --           --
 Conversion of Class B common stock to Class A
    common stock                                                   27,234         54,468           (24,424)      (2,443)
 6% stock dividends declared                                      347,661        695,322            87,359        8,736
 Cash in lieu of fractional shares                                   --             --                --           --
 Purchase of treasury stock                                          --             --                --           --
 Retirement of treasury stock                                    (560,265)    (1,120,530)             (572)         (57)
 Stock options exercised                                           11,004         22,008              --           --
 Cash dividends on common stock                                      --             --                --           --
 Transfer of capital in formation of holding company                 --             --                --           --
 Net unrealized loss on investment securities
  available for sale                                                 --             --                --           --
                                                                ---------    -----------        ----------     --------
Balance, December 31, 1995                                      6,086,554     12,173,108         1,529,100      152,910
 Net income for the year ended December 31, 1996                     --             --                --           --
 Conversion of Class B common stock to Class A
    common stock                                                   32,851         65,702           (28,650)      (2,865)
 6% stock dividends declared                                      365,229        730,458            91,641        9,164
 Cash in lieu of fractional shares                                   --             --                --           --
 Purchase of treasury stock                                          --             --                --           --
 Stock options exercised                                          111,991        223,982              --           --
 Cash dividends on common stock                                      --             --                --           --
 Net unrealized loss on investment securities
  available for sale                                                 --             --                --           --
                                                                ---------    -----------        ----------     --------

                                                                                             Net unrealized
                                                                                             gain (loss) on
                                                                                               investment
                                                             Capital         Retained          securities              Treasury
                                                             surplus         earnings       available for sale          stock
                                                           -----------     -----------      ------------------       ------------
Balance, January 1, 1995                                   $27,517,173     $32,812,755           $  --               $(2,381,643)
 Net income for the year ended December 31, 1995                  --         8,258,496              --                      --
 Conversion of Class B common stock to Class A
    common stock                                                  --           (52,026)             --                      --
 6% stock dividends declared                                 2,880,934      (3,584,992)             --                      --
 Cash in lieu of fractional shares                                --            (2,069)             --                      --
 Purchase of treasury stock                                       --              --                --                  (843,986)
 Retirement of treasury stock                               (2,105,045)           --                --                 3,225,629
 Stock options exercised                                        78,806            --                --                      --
 Cash dividends on common stock                                   --          (940,826)             --                      --
 Transfer of capital in formation of holding company         1,500,000      (1,500,000)             --                      --
 Net unrealized loss on investment securities
  available for sale                                              --              --                (564)                   --
                                                           -----------     -----------           -------             -----------
Balance, December 31, 1995                                  29,871,868      34,991,338              (564)                   --
 Net income for the year ended December 31, 1996                  --        10,236,890              --                      --
 Conversion of Class B common stock to Class A
    common stock                                                  --           (62,837)             --                      --
 6% stock dividends declared                                 4,025,365      (4,764,987)             --                      --
 Cash in lieu of fractional shares                                --            (2,099)             --                      --
 Purchase of treasury stock                                       --              --                --                (2,025,874)
 Stock options exercised                                       930,210            --                --                      --
 Cash dividends on common stock                                   --        (1,970,505)             --                      --
 Net unrealized loss on investment securities
  available for sale                                              --              --                (594)                   --
                                                           -----------     -----------           -------             -----------

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                  Years ended December 31, 1997, 1996 and 1995



                                                             Class A common stock      Class B common stock
                                                            -----------------------    --------------------
                                                             Shares        Amount        Shares     Amount
                                                            ---------   -----------    ---------   --------
Balance, December 31, 1996                                  6,596,625   $13,193,250    1,592,091   $159,209

 Net income for the year ended December 31, 1997                 --            --           --         --
 Conversion of Class B common stock to Class A
   common stock                                                70,344       140,688      (61,091)    (6,109)
 4% stock dividends declared                                  258,176       516,352       61,859      6,186
 Cash in lieu of fractional shares                               --            --           --         --
 Purchase of treasury stock                                      --            --           --         --
 Stock options exercised                                       90,576       181,152         --         --
 Cash dividends on common stock                                  --            --           --         --
 Net unrealized gain on investment securities
   available for sale                                            --            --           --         --
                                                            ---------   ----------     --------    -------
Balance, December 31, 1997                                  7,015,721   $14,031,442    1,592,859   $159,286
                                                            =========   ==========     =========   ========

                                                                                      Net unrealized
                                                                                      gain (loss) on
                                                                                        investment
                                                       Capital         Retained         securities          Treasury
                                                       surplus         earnings      available for sale      stock
                                                     -----------     ------------    ------------------   ------------
Balance, December 31, 1996                           $34,827,443     $ 38,427,800      $  (1,158)         $(2,025,874)

 Net income for the year ended December 31, 1997            --          9,358,732           --                   --
 Conversion of Class B common stock to Class A
   common stock                                             --           (134,579)          --                   --
 4% stock dividends declared                           3,799,706       (4,322,244)          --                   --
 Cash in lieu of fractional shares                          --             (2,477)          --                   --
 Purchase of treasury stock                                 --               --             --               (119,211)
 Stock options exercised                                 170,469             --             --                   --
 Cash dividends on common stock                             --         (5,303,873)          --                   --
 Net unrealized gain on investment securities
   available for sale                                       --               --          639,300                 --
                                                     -----------      ------------      --------           ----------
Balance, December 31, 1997                           $38,797,618     $ 38,023,359      $ 638,142          $(2,145,085)
                                                     ===========     ============      =========          ===========


         The accompanying notes are an integral part of this statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                                           1997              1996              1995
                                                                       ------------      ------------      ------------
Cash flows from operating activities
    Net income                                                         $  9,358,732      $ 10,236,890      $  8,258,496
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation and amortization                                       323,916           412,395           264,920
        Decrease in provision for loan losses                            (2,118,281)       (1,487,734)             --
        Accretion of investment securities discount                         (61,462)          (70,938)         (137,114)
        Amortization of investment securities premium                       697,987           722,147           205,236
        Amortization of deferred loan fees                                 (137,591)         (130,272)         (107,578)
        Accretion of discount on loans purchased                         (1,849,384)       (1,265,330)       (1,397,740)
        Provision (benefit) for deferred income taxes                       579,007          (912,654)          (11,005)
        Loss on sale of equipment                                              --                --               4,101
        Gain on other real estate                                        (1,204,443)       (2,015,994)         (870,313)
        Gain on sale of loans                                               (28,585)         (427,023)          (85,791)
        Realized gains on sale of investment securities available
           for sale                                                         (13,643)             --             (13,147)
        Increase in accrued interest receivable                            (626,542)         (301,024)         (872,930)
        Decrease (increase) in other assets                               1,648,874         1,394,977        (2,466,059)
        Increase in accrued interest payable                                952,653           768,127           788,815
        Increase in unearned income on loans                                345,443           261,203           260,583
        Increase in other liabilities                                       934,994         2,954,589         1,655,439
                                                                       ------------      ------------      ------------

               Net cash provided by operating activities                  8,801,675        10,139,359         5,475,913
                                                                       ------------      ------------      ------------

Cash flows from investing activities
    Net increase (decrease) in interest bearing balances in banks           652,970          (234,249)          279,000
    Proceeds from calls and maturities of investment securities
        held to maturity                                                 58,516,144        18,554,228        16,101,561
    Purchase of investment securities held to maturity                   (9,310,907)      (29,217,548)      (37,040,063)
    Proceeds from sale of investment securities available for sale           18,129              --          11,908,594
    (Purchase) sales of Federal Home Loan Bank stock                     (2,150,000)             --             786,200
    Purchase of investment securities available for sale                (14,276,725)       (3,755,408)          (29,359)
    Net (increase) decrease in loans                                    (14,331,580)      (10,118,860)       17,002,492
    Purchase of loan portfolio                                          (66,740,249)             --         (51,493,946)
    Proceeds from sale of premises and equipment                               --                --               8,241
    Purchase of premises and equipment                                     (404,306)         (693,677)         (847,404)
    Proceeds from sale and payments on other real estate                  1,708,547         2,124,138         4,750,670
                                                                       ------------      ------------      ------------

               Net cash used in investing activities                    (46,317,977)      (23,341,376)      (38,574,014)
                                                                       ------------      ------------      ------------




                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                             Year ended December 31,



                                                                           1997              1996              1995
                                                                       ------------      ------------      ------------
Cash flows from financing activities
    Net increase (decrease) in short-term borrowings                   $ 15,000,000      $       --        $(21,000,000)
    Net (decrease) increase in non-interest bearing and
        interest bearing demand deposits and savings accounts            (6,135,112)       (4,275,541)       30,592,932
    Net increase (decrease) in certificates of deposit                   17,315,943        (9,783,396)       25,683,709
    Mortgage payments                                                       (41,722)          (39,760)          (36,781)
    Cash dividends in lieu of fractional shares                              (2,479)           (2,099)           (2,069)
    Purchase of treasury stock                                             (119,211)       (2,025,874)         (843,986)
    Net increase (decrease) in long-term borrowings                      26,862,000         1,869,000          (948,000)
    Issuance of common stock under stock option plans                     1,987,986         1,154,192           100,814
    Cash dividends                                                       (5,303,873)       (1,970,505)         (940,826)
                                                                       ------------      ------------      ------------

               Net cash provided by (used in) financing activities       49,563,532       (15,073,983)       32,605,793
                                                                       ------------      ------------      ------------

               NET INCREASE (DECREASE) IN
                   CASH AND CASH EQUIVALENTS                             12,047,230       (28,276,000)         (492,308)

Cash and cash equivalents at beginning of year                           18,369,012        46,645,012        47,137,320
                                                                       ------------      ------------      ------------

Cash and cash equivalents at end of year                               $ 30,416,242      $ 18,369,012      $ 46,645,012
                                                                       ============      ============      ============

Supplemental disclosure of cash flow information
    Cash paid during the year for
        Interest                                                       $  9,094,851      $  9,286,149      $  8,803,552
                                                                       ============      ============      ============

        Income taxes                                                   $  3,750,000      $  4,850,000      $  3,050,000
                                                                       ============      ============      ============



The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996




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



                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996




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

    4.  Allowance for Loan Losses

    The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Decreases in the allowance result from management's determination that the allowance for loan losses exceeds their estimates of potential loan loss.

    The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on October 1, 1995. This new standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The adoption of SFAS No. 114, as amended by SFAS No. 118, had no material impact on the Company's consolidated financial position or results of operations.

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

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


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

    7.  Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. The estimated useful lives for buildings and leasehold improvements range from 15 to 31-1/2 years, and for furniture and fixtures are 5 to 7 years.

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

    9.  Profit-Sharing Plan

    The Company has a contributory 401(k) plan covering substantially all employees. The Company contributed $135,650, $125,964 and $95,604 for 1997, 1996 and 1995, respectively.

    10.  Stock Option Plans

    Under two stock option plans, the Company grants stock options to employees, officers and directors. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which allows an entity to use a fair value-based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related Interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share (EPS), as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The Company's stock option plans are accounted for under APB Opinion No. 25. The adoption of SFAS No. 123 had no material effect on the Company's consolidated financial position or results of operations.

    11.  Per Share Information

    During 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted EPS and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior period EPS calculations have been restated to reflect the adoption of SFAS No. 128. Basic and diluted EPS are calculated as follows:

                                                                       1997
                                                    ------------------------------------------
                                                      Income        Average shares  Per share
                                                    (numerator)      (denominator)    amount
                                                    -----------     --------------  ----------
    Basic EPS
       Income available to common shareholders       $9,358,732        8,572,854       $1.09

    Effect of dilutive securities
       Stock options                                         --          312,923          --
                                                     ----------       ----------       -----

    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options           $9,358,732        8,885,777       $1.05
                                                     ==========       ==========       =====

                                                                       1996
                                                    ------------------------------------------
                                                      Income        Average shares  Per share
                                                    (numerator)      (denominator)    amount
                                                    -----------     --------------  ----------
    Basic EPS
       Income available to common shareholders       $10,236,890       8,509,374       $1.20

    Effect of dilutive securities
       Stock options                                          --         231,678          --
                                                     -----------       ---------       -----

    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options           $10,236,890       8,741,052       $1.17
                                                     ===========       =========       =====

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                       1995
                                                    ------------------------------------------
                                                      Income        Average shares  Per share
                                                    (numerator)      (denominator)    amount
                                                    -----------     --------------  ----------

    Basic EPS
       Income available to common shareholders       $ 8,258,496       8,580,496       $0.96

    Effect of dilutive securities
       Stock options                                          --         206,759          --
                                                     -----------       ---------       -----

    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options           $ 8,258,496       8,787,255       $0.94
                                                     ===========       =========       =====

    EPS is calculated on the basis of the weighted average number of shares outstanding of 8,572,854, 8,509,374 and 8,580,496 for the years ended December 31, 1997, 1996 and 1995, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 4% stock dividend of May 1997 and 6% stock dividend of May 1996 and 1995.

    12.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

    13.  Financial Instruments

    The Company follows the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits. The Company has provided these disclosures in note R.

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


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    15.  Goodwill

        Goodwill, which represents the excess of the cost of acquired companies over the fair value of the companies' net assets at the date of acquisition, is being amortized on the straight-line method over a period of 15 years.

    16. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

        The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," in 1997. SFAS No. 125 applies a control-oriented, financial components approach to financial asset transfer transactions whereby the Company: (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred; (2) derecognizes financial assets when control has been surrendered; and (3) derecognizes liabilities once they are extinguished. Under SFAS No. 125, control is considered to have been surrendered only if: (i) the transferred assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership; (ii) the transferee has the right to pledge or exchange the transferred assets or is a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity have the right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitles it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions are not met, the Company accounts for the transfer as a secured borrowing.

        SFAS No. 125 also requires that the Company derecognize a liability if and when it is extinguished. A liability is considered extinguished under SFAS No. 125 if: (1) the Company pays the creditor and, thus, is relieved of its obligation for the liability; or (2) is legally released from being the primary obligor under the liability, either judicially or by the creditor. The adoption of SFAS No. 125 had no material impact on the Company's consolidated financial position or results of operations.

    17.  Advertising Costs

    The Company and the Bank expense advertising costs as incurred.






                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    18.  New Accounting Standards

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period, and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The effect of adopting SFAS No. 130 is not expected to be material.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management is currently evaluating the disclosure impact of SFAS No. 131 on its financial statements.

    19.  Reclassifications

    Certain reclassifications of prior year amounts have been made to conform to the 1997 presentation.

NOTE B - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investment securities held to maturity and available for sale are summarized as follows:

                                                                                   1997
                                                     -----------------------------------------------------------------
                                                                          Gross            Gross            Estimated
                                                     Amortized         unrealized        unrealized           fair
                                                        cost              gains            losses             value
                                                     -----------       -----------       -----------       -----------
        Investment securities held to maturity
           Obligations of states and political
               subdivisions                          $ 3,098,465       $    53,187       $      --         $ 3,151,652
           U.S. treasuries                             5,620,004            32,529              --           5,652,533
           Corporate securities                       48,364,507           392,135            19,217        48,737,425
           U.S. agencies                               7,288,066           155,346                36         7,443,377
                                                     -----------       -----------       -----------       -----------
                                                     $64,371,042       $   633,197       $    19,253       $64,984,987
                                                     ===========       ===========       ===========       ===========




                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE B - INVESTMENT SECURITIES - Continued

                                                                                   1997
                                                       -----------------------------------------------------------------
                                                                           Gross             Gross            Estimated
                                                        Amortized        unrealized        unrealized           fair
                                                          cost              gains            losses             value
                                                       -----------       -----------       -----------       -----------
        Investment securities available for sale
           Federal Home Loan Bank stock -
               at cost                                 $ 3,174,200       $      --         $      --         $ 3,174,200
           Preferred and common stock                    2,944,209            33,180              --           2,977,389
           Other securities                             13,963,503           933,701              --          14,897,204
                                                       -----------       -----------       -----------       -----------

                                                       $20,081,912       $   966,881       $      --         $21,048,793
                                                       ===========       ===========       ===========       ===========

                                                                                   1996
                                                       -----------------------------------------------------------------
                                                                            Gross            Gross            Estimated
                                                        Amortized        unrealized        unrealized           fair
                                                          cost              gains            losses             value
                                                       -----------       -----------       -----------       -----------
        Investment securities held to maturity
           Obligations of states and political
               subdivisions                           $    498,465       $    81,135       $        --      $    579,600
           U.S. treasuries                               7,967,376             9,410             2,686         7,974,100
           Corporate securities                         97,793,198           297,720           356,787        97,734,131
           U.S. agencies                                 7,215,869           134,429             2,809         7,347,489
                                                      ------------       -----------       -----------      ------------
                                                      $113,474,908       $   522,694       $   362,282      $113,635,320
                                                      ============       ===========       ===========      ============


        Investment securities available for sale
           Federal Home Loan Bank stock -
               at cost                                $  1,024,200       $        --       $        --      $  1,024,200
           Corporate securities                          3,702,707                --             1,756         3,700,951
                                                      ------------       -----------       -----------      ------------
                                                      $  4,726,907       $        --       $     1,756      $  4,725,151
                                                      ============       =========         ===========      ============







                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE B - INVESTMENT SECURITIES - Continued

    The amortized cost and estimated fair value of investment securities at December 31, 1997 and 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            1997
                                           ---------------------------------------------------------------------
                                                  Held to maturity                      Available for sale
                                           -------------------------------       -------------------------------
                                                               Estimated                              Estimated
                                            Amortized             fair            Amortized             fair
                                               cost               value              cost               value
                                           ------------       ------------       ------------       ------------
        Within 1 year                      $ 40,619,909       $ 40,710,209       $       --         $       --
        After 1 but within 5 years           12,834,561         12,991,167               --                 --
        After 5 but within 10 years           7,140,579          7,374,922               --                 --
        After 10 years                        3,775,993          3,908,689         13,963,503         14,897,204
                                           ------------       ------------       ------------       ------------
                                             64,371,042         64,984,987         13,963,503         14,987,204
        Federal Home Loan Bank stock               --                 --            3,174,200          3,174,200
        Preferred and common stock                 --                 --            2,944,209          2,977,389
                                           ------------       ------------       ------------       ------------
                                           $ 64,371,042       $ 64,984,987       $ 20,081,912       $ 21,048,793
                                           ============       ============       ============       ============


                                                                            1996
                                           ---------------------------------------------------------------------
                                                  Held to maturity                      Available for sale
                                           -------------------------------       -------------------------------
                                                               Estimated                              Estimated
                                            Amortized             fair            Amortized             fair
                                               cost               value              cost               value
                                           ------------       ------------       ------------       ------------
        Within 1 year                      $ 56,158,831       $ 55,185,780       $       --         $       --
        After 1 but within 5 years           45,927,095         47,008,635               --                 --
        After 5 but within 10 years           8,218,383          8,110,658               --                 --
        After 10 years                        3,170,599          3,330,247               --                 --
                                           ------------       ------------       ------------       ------------
                                            113,474,908        113,635,320               --                 --
        Federal Home Loan Bank stock               --                 --            1,024,200          1,024,200
        Preferred and common stock                 --                 --            3,702,707          3,700,951
                                           ------------       ------------       ------------       ------------
                                           $113,474,908       $113,635,320       $  4,726,907       $  4,725,151
                                           ============       ============       ============       ============

    Proceeds from the sale of investment securities available for sale during 1997, 1996 and 1995 were $18,129, $-0- and $11,908,594, respectively, resulting in gross realized gains of $13,643, $-0- and $13,174 during 1997, 1996 and 1995, respectively.

    As of December 31, 1997 and 1996, investment securities with a book value of $25,354,865 and $18,263,840, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE C - LOANS

    Major classifications of loans are as follows:

                                                        1997              1996
                                                   -------------      -------------
    Consumer                                       $   1,523,410      $   2,097,746
    Commercial and industrial                        123,800,129        116,616,587
    Real estate                                      176,315,363         93,923,890
                                                   -------------      -------------
             Total gross loans                       301,638,902        212,638,223
    Less
       Unearned income                                (1,498,426)        (1,290,574)
       Unamortized discount on loans purchased        (9,243,428)        (2,330,754)
                                                   -------------      -------------
             Total loans                           $ 290,897,048      $ 209,016,895
                                                   =============      =============

    Loans on which the accrual of interest has been discontinued or reduced amounted to $4,316,852 and $4,652,669 at December 31, 1997 and 1996,
    respectively. If interest had been accrued, such income would have been $388,517 and $418,740 for the years ended December 31, 1997 and 1996, respectively. Although the Company has non-performing loans of $4,316,852 at December 31, 1997, management believes it has adequate collateral to limit its credit risk.

    The Company granted loans to the officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $14,651,598 and $12,165,936 at December 31, 1997 and 1996,
    respectively. During 1997, $3,176,494 of new loans were made and repayments totaled $690,832.

    The balance of impaired loans was $1,418,348 at December 31, 1997. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The income recognized on impaired loans during 1997 was $1,401. Total cash collected on impaired loans during 1997 was $30,299, of which $28,899 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during 1997 was $34,615. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE D - ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses were as follows:

                                                                1997            1996             1995
                                                            -----------      -----------      -----------
        Balance at beginning of year                        $ 9,084,153      $ 9,746,559      $ 8,991,618
                                                            -----------      -----------      -----------

           Charge-offs                                         (761,790)      (1,082,865)        (313,028)
           Recoveries                                         1,982,155        1,908,193          155,719
                                                            -----------      -----------      -----------

                  Net charge-offs and recoveries              1,220,365          825,328         (157,309)

           Additions due to Knoblauch State Bank merger            --               --            912,250
           Decrease in provision for loan losses             (2,118,281)      (1,487,734)            --
                                                            -----------      -----------      -----------

        Balance at end of year                              $ 8,186,237      $ 9,084,153      $ 9,746,559
                                                            ===========      ===========      ===========

NOTE E - PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:

                                                                Estimated
                                                               useful lives              1997              1996
                                                              ---------------         -----------       -----------
        Land                                                       --                 $ 1,373,478       $ 1,373,478
        Buildings and leasehold improvements                  15 - 31.5 years           4,001,994         3,802,047
        Furniture and fixtures                                 5 - 7 years              2,306,038         2,113,000
                                                                                      -----------       -----------
                                                                                        7,681,510         7,288,525
        Less accumulated depreciation and amortization                                  2,892,589         2,579,994
                                                                                      -----------       -----------
                                                                                      $ 4,788,921       $ 4,708,531
                                                                                      ===========       ===========

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE F - DEPOSITS

    Deposits are summarized as follows:

                                        1997             1996
                                    ------------     ------------

        Demand                      $ 37,712,928     $ 38,327,081
        NOW and money market          70,026,150       76,648,603
        Savings                       17,446,660       16,345,166
        Time, $100,000 and over       33,175,135       23,657,679
        Other time                   107,002,561       99,204,074
                                    ------------     ------------
                                    $265,363,434     $254,182,603
                                    ============     ============

    Certificates of deposit of $100,000 or more consist of the following:

                                                        1997            1996
                                                    -----------     -----------
        Three months or less                        $ 5,433,089     $ 7,678,131
        Over three months through twelve months       8,850,440       9,329,628
        Over twelve months through five years        14,051,924       6,211,785
        Over five years                               4,839,682         438,135
                                                    -----------     -----------
                                                    $33,175,135     $23,657,679
                                                    ===========     ===========


    Maturities of certificates of deposit for the next five years and thereafter are as follows:

        1998                                                $ 59,678,728
        1999                                                  31,637,348
        2000                                                  14,876,184
        2001                                                  11,802,143
        2002                                                   9,340,423
        Thereafter                                            12,842,870
                                                            ------------
                                                            $140,177,696
                                                            ============


NOTE G - SHORT-TERM BORROWINGS

    Short-term borrowings consist of federal funds purchased and generally mature within one to four days from the transaction date. The balance outstanding at December 31, 1997 was $15,000,000 at a rate of 5%. Average federal funds purchased during the year amounted $67,745 with a weighted average rate of 5%. The maximum balance at the end of one month was $15,000,000.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE H - MORTGAGE PAYABLE

    The mortgage payable is payable to a bank at 65% of the prime rate (5.525% at December 31, 1997) and is guaranteed by an industrial development authority. A substantial portion of the land and building is pledged as security under this mortgage.

    Required principal payments for the next five years and thereafter are as follows:

 Year ending December 31,
 ------------------------
        1998                                                    $ 44,264
        1999                                                      46,773
        2000                                                      49,424
        2001                                                      52,224
        2002                                                      55,184
        Thereafter                                               323,016
                                                                --------
                                                                $570,885
                                                                ========

NOTE I - LONG-TERM BORROWINGS

        Long-term borrowings consist of advances from the Federal Home Loan Bank at December 31, 1997 and are as follows:

            Due date                      Interest rate
            --------                      -------------
        December 27, 1998                     8.12%          $   698,000
        December 27, 1999                     8.20               365,000
        December 23, 2002                     6.24            30,000,000
                                                             -----------
                                                             $31,063,000
                                                             ===========

        The advances are collateralized by Federal Home Loan Bank stock and certain of the Company's first mortgage loans.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE J - LEASE COMMITMENTS

    The Company leases various premises under non-cancelable agreements which expire through 2002 and require minimum annual rentals. The minimum rental commitments under the leases are as follows:

         Year ending December 31,

                  1998                                    $   350,442
                  1999                                        218,056
                  2000                                        219,033
                  2001                                         46,000
                  2002                                         46,000
                  Thereafter                                   46,000
                                                          -----------
                                                          $   925,531
                                                          ===========

    Rental expense for all leases was approximately $343,000, $339,000 and $274,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE K - COMMON STOCK

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

NOTE L - OTHER OPERATING EXPENSES

    The following items which are greater than 1% of the aggregate of "Total Interest Income" and "Total Other Income" are included in "Other Expenses" for the respective years indicated:

                                                                        1997              1996               1995
                                                                   -------------     -------------      ---------

       Advertising                                                 $   396,831       $   248,017        $   216,348
       Pennsylvania bank shares tax                                    720,630           707,442            688,498
       FDIC assessments                                                 31,794             2,000            321,082
       Professional fees                                               330,959         1,595,248          1,595,701
       Other real estate expense                                        32,668           141,040            481,318
       Loss on investment partnership                                1,019,375            28,918                --

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE M - INCOME TAXES

    The components of the income tax expense (benefit) included in the consolidated statements of income are as follows:

                                                                    1997            1996               1995
                                                                -----------      -----------       -----------
                Income tax expense (benefit)
                   Current                                      $ 3,757,471      $ 4,445,217       $ 3,658,707
                   Deferred federal tax                              57,670         (912,654)          (11,005)
                   Benefit applied to reduce goodwill               259,139          374,548              --
                                                                -----------      -----------       -----------
                                                                $ 4,074,280      $ 3,907,111       $ 3,647,702
                                                                ===========      ===========       ===========

    The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 1997, 1996 and 1995 is as follows:

                                                                       1997            1996             1995
                                                                   -----------      -----------      -----------
        Computed tax expense at statutory rate                     $ 4,701,554      $ 4,950,400      $ 4,167,169
        Tax-exempt income                                             (178,469)        (223,053)        (364,854)
        Low-income housing tax credit                                 (309,580)        (310,615)            --
        Net operating loss carryover from Knoblauch State Bank            --               --            (78,410)
        Other, net                                                     (39,225)        (409,621)         (76,203)
        Effect of 34% rate bracket                                    (100,000)        (100,000)            --
                                                                   -----------      -----------      -----------
        Applicable income tax expense                              $ 4,074,280      $ 3,907,111      $ 3,647,702
                                                                   ===========      ===========      ===========

    Deferred tax assets and liabilities consist of the following:

                                                                                     1997               1996
                                                                                  -----------       -----------
        Deferred tax assets
           Allowance for doubtful accounts                                        $      --         $   361,517
           Accrued legal expenses                                                     846,857         1,084,848
           Accrued stock-based compensation                                         1,986,842           864,879
           Asset valuation reserves                                                   472,013           708,260
           Goodwill                                                                   127,346           127,346
           Net operating loss carryovers from Knoblauch State Bank                  6,021,989         7,330,965
                                                                                  -----------       -----------
                                                                                    9,455,047        10,447,815
           Less valuation allowance                                                 6,021,989         7,330,965
                                                                                  -----------       -----------
                                                                                    3,433,058         3,146,850
                                                                                  -----------       -----------
        Deferred tax liabilities
           Allowance for doubtful accounts                                            351,796              --
           Unrealized gain on securities                                              328,739              --
           Depreciation                                                                75,256            56,802
           Accretion of discount                                                       69,629            96,001
                                                                                  -----------       -----------
                                                                                      825,420           152,803
                                                                                  -----------       -----------
                  Net deferred tax asset                                          $ 2,607,638       $ 2,994,047
                                                                                  ===========       ===========

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE M - INCOME TAXES - Continued

    The Company has approximately $21,000,000 of net operating loss carryovers from the acquisition of Knoblauch State Bank (KSB). These losses will fully expire in 2009. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code. As a result, a valuation allowance has been established to eliminate the deferred tax asset attributable to these net operating losses.

    During 1997, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of KSB. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year.

NOTE N - STOCK OPTION PLANS

    At December 31, 1997, the Company had two stock-based compensation plans which are described below. The Company accounts for these plans under APB Opinion No. 25.

    1.  Outside Directors' Stock Option Plan

    The Company adopted a non-qualified outside Directors' Stock Option Plan in 1990 (the Director's Plan). Under the terms of the Director's Plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually which are exercisable after one year of service. The options were granted at the fair market value ($13.75 in 1997, $10.00 in 1996, and $8.25 in 1995) at the date of the grant. Currently, the strike price on the options ranges from $2.695 to $13.225 per share. During 1997, 7,284 options were exercised at strike prices ranging from $2.709 to $9.615 per share. At December 31, 1997, 51,175 options are outstanding, and options covering 37,135 shares were exercisable.






                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE N - STOCK OPTION PLANS - Continued

    2.  Stock Option and Appreciation Right Plan

    The Company adopted a Stock Option and Appreciation Right Plan (the Plan) on June 27, 1990. The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Company's Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is issued, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. As of December 31, 1997, options covering 325,036 shares were exercisable by 22 employees. Stock option transactions consist of the following:

                                                  1997                           1996                        1995
                                         -----------------------     ---------------------------    -----------------------
                                                        Weighted                      Weighted                     Weighted
                                                        average                       average                      average
                                                        exercise                      exercise                     exercise
                                          Shares          price         Shares          price        Shares          price
                                         --------        -------       --------        -------      --------        -------
        Outstanding at beginning
           of year                        540,885        $ 5.917        552,150        $ 5.248       454,826        $ 5.127
        Granted                            63,487         11.080        100,404          8.430       104,722          7.440
        Exercised                         (83,293)         4.091       (107,888)         3.328        (5,265)         4.387
        Canceled                           (1,802)        10.752         (3,781)         5.624        (2,133)         6.399
                                         --------        -------       --------        -------      --------        -------

        Outstanding at end of year        519,277        $ 6.561        540,885        $ 5.917       552,150          5.248
                                         ========        =======       ========        =======      ========        =======

        Option price per share
           exercised                          $2.695 - $9.633               $2.801 - $3.919              $2.972 - $7.152

        Outstanding at end
           of year                             2.695 - 13.225                2.801 -  10.00               2.972 -  8.068







                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE N - STOCK OPTION PLANS - Continued

    Had compensation cost for both plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                       1997          1996           1995
                                    ----------    ----------     ----------
                                    (in thousands, except per share amounts)
       Net income
          As reported               $    9,359    $   10,237     $    8,258
          Pro forma                      9,281        10,180          8,226

       EPS
          As reported - basic       $     1.09    $     1.20     $     0.96
          As reported - diluted           1.05          1.18           0.94
          Pro forma - basic               1.08          1.20           0.94
          Pro forma - diluted             1.05          1.18           0.94

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 3.40%, 4.17% and 2.46% for 1997, 1996 and 1995, respectively; expected volatility of 30.6%; and risk-free interest rate of 5.71% in 1997 and 1996, and 6.58% in 1995. Expected lives are 10 years for 1997, 1996 and 1995.

NOTE O - CONCENTRATIONS OF CREDIT RISK

    The Company primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. Approximately 21% of loans are outside the normal lending area. The Company has concentrations of credit risk in real estate development loans (10%) at December 31, 1997. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.

    Approximately 77% of the Company's investment portfolio consists of corporate securities.

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

    The Company's exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The contract amounts as of December 31, 1997 are as follows:

       Financial instruments whose contract amounts represent credit risk
          Commitments to extend credit                                        $27,108,550
          Standby letters of credit and financial guarantees written            4,543,974

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

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 1998. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is 80%.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE Q - REGULATORY MATTERS

    1.  Payment of Dividends

    Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the Banking Code) and in the Federal Deposit Insurance Act (FDIA) concerning the payment of dividends by the Company. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally undivided profits). Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the Federal Deposit Insurance Corporation (FDIC).

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

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1997, management believes that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.





                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE Q - REGULATORY MATTERS - Continued

    The Bank's actual capital amounts and ratios are also presented in the table.

                                                                           1997
                                    ----------------------------------------------------------------------------------
                                                                                                     To be well
                                                                       Required                 capitalized under
                                                                     for capital                prompt corrective
                                              Actual              adequacy purposes             action provisions
                                    ---------------------     -------------------------    ---------------------------
                                       Amount       Ratio        Amount           Ratio       Amount          Ratio
                                    -----------     -----     -------------      -------   -------------     --------
       Total capital
       (to risk-weighted assets)
         Company (consolidated)     $91,292,866     26.41%    =>$27,658,652      =>8.00%             N/A
         Bank                        61,751,238     18.68     => 26,450,990      =>8.00    =>$33,063,737      =>10.00%

       Tier I capital
       (to risk-weighted assets)
         Company (consolidated)      86,923,491     25.14     => 13,829,326      =>4.00              N/A
         Bank                        57,568,231     17.41     => 13,225,495      =>4.00    =>  19,838,242      => 6.00

       Tier I capital
       (to average assets, leverage)
         Company (consolidated)      86,923,491     25.59    =>  10,192,200      =>3.00              N/A
         Bank                        57,568,231     17.62    =>   9,800,581      =>3.00    =>  16,334,302      => 5.00

                                                                              1996
                                    ----------------------------------------------------------------------------------
                                                                                                     To be well
                                                                       Required                 capitalized under
                                                                     for capital                prompt corrective
                                              Actual              adequacy purposes             action provisions
                                    ---------------------     -------------------------    ---------------------------
                                       Amount       Ratio        Amount           Ratio       Amount          Ratio
                                    -----------     -----     -------------      -------   -------------     --------
       Total capital
       (to risk-weighted assets)
         Company (consolidated)     $86,009,159     30.17%    =>$22,807,987      =>8.00%             N/A
         Bank                        59,493,377     22.77     => 20,902,755      =>8.00    =>$26,128,444      =>10.00%

       Tier I capital
       (to risk-weighted assets)
         Company (consolidated)      82,377,244     28.89     => 11,403,993      =>4.00              N/A
         Bank                        56,155,493     21.49     => 10,451,377      =>4.00    => 15,677,066      => 6.00

       Tier I capital
       (to average assets, leverage)
         Company (consolidated)      82,377,244     24.15     => 10,234,667      =>3.00              N/A
         Bank                        56,155,493     17.26     =>  9,758,242      =>3.00    => 16,263,736      => 5.00

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 1997 were as follows:

    Fair values of loans and deposits with floating interest rates are generally presumed to approximate the recorded carrying amounts.

    Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows:

                                                                1997                              1996
                                                    -----------------------------     -----------------------------
                                                     Estimated                         Estimated
                                                       fair            Carrying          fair            Carrying
                                                       value            amount           value            amount
                                                    ------------     ------------     ------------     ------------
       Cash and cash equivalents                    $ 30,416,242     $ 30,416,242     $ 18,369,012     $ 18,369,012
       Interest bearing deposits in banks                301,001          300,030        1,047,744          953,000
       Investment securities held to maturity         64,984,987       64,371,042      113,635,320      113,474,908
       Investment securities available for sale       21,048,793       21,048,793        4,725,151        4,725,151







                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows:

                                                           1997                                  1996
                                              -------------------------------       -------------------------------
                                                Estimated                            Estimated
                                                  fair             Carrying             fair             Carrying
                                                 value              amount              value             amount
                                              ------------       ------------       ------------       ------------
       Deposits with stated maturities        $148,725,232       $140,177,697       $128,903,194       $122,861,753
       Mortgage payable                            570,885            570,885            612,607            612,607
       Long-term borrowings with stated
         maturities                             35,885,229         31,063,000          4,768,305          4,201,000

    Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $125,185,737 and $131,320,850 at December 31, 1997 and 1996,
    respectively.

    Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows:

                                                                1997                              1996
                                                   ------------------------------     -----------------------------
                                                    Estimated                         Estimated
                                                       fair            Carrying          fair            Carrying
                                                       value            amount           value            amount
                                                   ------------      ------------     ------------     ------------
        Net loans                                  $296,130,317      $282,710,811     $214,217,901     $199,932,742

    There is no material difference between the carrying amount and estimated fair value of off-balance-sheet items totaling $31,652,524 and $13,023,225 at December 31, 1997 and 1996, respectively, which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

    The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    The Company was formed on June 29, 1995. Condensed financial information for the parent company only follows. The balance sheet for December 31, 1997 and the statements of income and cash flows for the period (since inception) then ended are presented below.

                            CONDENSED BALANCE SHEETS

                                                                                    December 31,
                                                                            ---------------------------
                                                                                1997           1996
                                                                            -----------     -----------
       Assets
          Cash                                                              $ 2,856,330     $      --
          Investment in Royal Investments of Delaware, Inc. - at equity      27,897,306      27,055,328
          Investment in Royal Bank of Pennsylvania - at equity               60,128,889      58,358,928
          Other assets                                                          260,000         260,000
                                                                            -----------     -----------

                                                                            $91,142,525     $85,674,256
                                                                            ===========     ===========

        Liabilities                                                         $ 1,637,763     $ 1,093,586
        Stockholders' equity                                                 89,504,762      84,580,670
                                                                            -----------     -----------

                                                                            $91,142,525     $85,674,256
                                                                            ===========     ===========

                         CONDENSED STATEMENTS OF INCOME

                                                                              Year ended December 31,
                                                                          -----------------------------
                                                                              1997             1996
                                                                          -----------       -----------
       Income
          Equity in undistributed net earnings of subsidiaries            $ 4,077,026       $ 8,257,413
          Dividends from subsidiary bank                                    5,301,396         1,972,600
          Other income                                                         31,907            10,581
                                                                          -----------       -----------

               Total income                                                 9,410,329        10,240,594
                                                                          -----------       -----------

       Expenses
          Other expenses                                                       62,198              --
          Income tax (benefit) expense                                        (10,601)            3,704
                                                                          -----------       -----------

               Total expenses                                                  51,597             3,704
                                                                          -----------       -----------

               Net income                                                 $ 9,358,732       $10,236,890
                                                                          ===========       ===========


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                              ------------------------------
                                                                                  1997              1996
                                                                              ------------      ------------
       Cash flows from operating activities
           Net income                                                         $  9,358,732      $ 10,236,890
           Adjustments to reconcile net income to net cash provided by operating activities
               Undistributed earnings from subsidiaries                         (4,077,026)       (8,257,413)
               Operating expenses                                                   62,196              --
               Rental income                                                       (31,907)          (10,581)
               Non-cash income tax (benefit) expense                               (10,601)            3,704
                                                                              ------------      ------------

                      Net cash provided by operating activities                  5,301,394         1,972,600
                                                                              ------------      ------------

       Cash flows from investing activities
           Investment in subsidiary                                                   --          (5,000,000)
                                                                              ------------      ------------

                      Net cash used in investing activities                           --          (5,000,000)
                                                                              ------------      ------------

       Cash flows from financing activities
           Cash dividends paid                                                  (5,306,350)       (1,972,600)
           Dividends from subsidiary bank                                        2,100,000         5,000,000
           Increase in other liabilities                                           544,177              --
           Other, net                                                              217,109              --
                                                                              ------------      ------------

                      Net cash (used in) provided by financing activities       (2,445,064)        3,027,400
                                                                              ------------      ------------

                      NET INCREASE IN CASH                                       2,856,330              --

       Cash at beginning of year                                                      --                --
                                                                              ------------      ------------

       Cash at end of year                                                    $  2,856,330      $       --
                                                                              ============      ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    None.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required in this Item 10 is set forth in Item 12, Security Ownership of Beneficial Owners and Management, herein.


ITEM 11.  EXECUTIVE  COMPENSATION

         The following Summary Compensation Table sets forth all compensation paid by the Registrant for services rendered during the past three fiscal years by the Chief Executive Officer and each of the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in 1997.

SUMMARY COMPENSATION TABLE

                                                                               OTHER       RESTRICTED  SECURITIES       ALL
                                                                               ANNUAL        STOCK     UNDERLYING      OTHER
                                                                            COMPENSATION    AWARD(S)    OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION            YEAR      SALARY($)   BONUS ($)(2)       ($)           ($)       SARS(#)        ($)(1)
----------------------------------------------------------------------------------------------------------------------------------
Daniel M. Tabas                        1997       318,200      130,463         32,000         --          7,800        2,550
Chairman of the Board                  1996       308,112      129,509         30,800         --         21,589        2,550
                                       1995       300,597      132,564         30,800         --         25,505        2,550

Lee E. Tabas                           1997       251,210       95,640         18,900         --          7,800        2,550
President and CEO                      1996       243,247       94,941         17,800         --         17,044        2,550
                                       1995       237,314       97,180         17,800         --         20,136        2,550

Joseph P. Campbell                     1997       159,305       37,323          6,000         --         3,480         2,550
Managing Director                      1996       154,256       37,050          4,800         --         4,632         2,550
                                       1995       150,493       37,924          4,800         --         3,648         2,550

James J. McSwiggan                     1997       122,146       28,617           --           --         2,668         2,550
Treasurer and CFO                      1996       118,274       28,408           --           --         3,078         2,550
                                       1995       115,390       29,078           --           --         2,797         2,550

Richard S. Hannye                      1997       158,783        --            1,020          --         2,312         2,550
Corporate Counsel                      1996       153,750        --              780          --         3,552         2,550
                                       1995       150,000        --              720          --         3,636         2,550

--------------------------------------------------------------------------------
(1) Consists of Bank's contribution to its Employee 401(k) Pension Plan, under which the Board of Directors has an obligation to match 100 percent of the total employee contributions up to an annual maximum of $2,550. The Plan is administered by J. M. Singley Associates, Inc. Each employee participant is entitled to contribute up to 15% of his gross salary. Senior management executives are asked to refrain from contributing to the plan in the event the administrator determines such contributions would make the Plan top heavy. Each participant in the Plan will have credited to his Participant's Benefit Account his proportionate share of all appropriate amounts. Future benefits are based on future contributions. (2) Bonuses of Messrs. Tabas, Campbell and McSwiggan are performance based and tied to goals set by the Stock Option, SARS and Compensation Committee.

EMPLOYEE OPTIONS/SAR GRANTS IN FISCAL YEAR 1997

                                                                                                        POTENTIAL REALIZED
                                                                                                             VALUE AT
                                                                                                          ASSUMED ANNUAL
                                       NUMBER OF        % OF TOTAL                                     RATES OF STOCK PRICE
                                       SECURITIES      OPTIONS/SARS      EXERCISE                        APPRECIATION FOR
                                       UNDERLYING       GRANTED TO       OR BASE                           OPTION TERM
                                      OPTIONS/SARS       EMPLOYEES        PRICE       EXPIRATION       --------------------
       NAME                          GRANTED (#)(1)   IN FISCAL YEARS     ($/SH)         DATE            5%           10%
---------------------------------------------------------------------------------------------------------------------------
Daniel M. Tabas                          7,800            19.195%         13.75         4/20/07        67,489       170,929

Lee E. Tabas                             7,800            19.195%         13.75         4/20/07        67,449       170,929

Joseph P. Campbell                       3,480             8.564%         13.75         4/20/07        30,093        76,261

James J. McSwiggan                       2,668             6.566%         13.75         4/20/07        23,071        58,466

Richard S. Hannye                        2,312             5.690%         13.75         4/20/07        19,993        50,665


--------------------

(1) Pursuant to the employee stock option plan, the options are exercisable at 20% per year after the date of grant and must be exercised within ten years of the grant (April 20, 1997).



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND 1997 OPTION/SAR VALUES

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED                            VALUE OF
                                                                 OPTIONS/SARS                         UNEXERCISED IN-THE MONEY
                        SHARES                                        AT                                  OPTIONS/SARS AT
                       ACQUIRED                                DECEMBER 31, 1997                         DECEMBER 31, 1997
                          ON           VALUE           ---------------------------------       -------------------------------------
       NAME          EXERCISE (#)   REALIZED ($)       EXERCISABLE(#)      UNEXERCISABLE       EXERCISABLE($)       UNEXERCISABLE($)
------------------   ------------   ------------       ---------------------------------       -------------------------------------
Daniel M. Tabas         47,373       1,933,110              67,799             62,689            2,264,956             1,822,609

Lee E. Tabas                --              --             179,503             51,132            6,645,576             1,455,736

Joseph P. Campbell       2,224          64,437               9,446             12,130              300,313               300,545

James J. McSwiggan       1,779          51,544               8,182              9,540              258,193               238,701

Richard S. Hannye        2,339          45,274                  --              7,514                   --               179,623

----------

(1) Value of unexercised options/SARS is based used the closing stock price at December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the amount of outstanding common stock beneficially owned by each stockholder (including any "group" as the term is used in Section 3(d)(3) of the Securities Exchange Act of 1934) known by the Registrant to be the beneficial owner of more than 5% of such stock, and all directors and officers as a group. The information is furnished as February 28, 1998 on which, 6,813,645 Class A shares and 1,587,921 Class B shares were outstanding (net of treasury stock of 207,516 Class A shares).

             NAME AND ADDRESS OF                           SHARES BENEFICIALLY               PERCENT OF
              BENEFICIAL OWNER                                    OWNED                      CLASS (5)
              ----------------                                    -----                      ---------
             Daniel M. Tabas (4)                            3,477,860(Class A)                 50.54%
             543 Mulberry Lane                              1,106,787(Class B)                 69.71%
             Haverford, PA 19041

             Lee E. Tabas (4)                                 617,517(Class A)                  8.83%
             1 Dove Lane                                      101,427(Class B)                  6.39%
             Haverford, PA 19041

             Richard Tabas                                         55(Class A)                    --%
             1309 Lafayette Road                              107,963(Class B)                  6.80%
             Gladwyne, PA 19035



EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information, furnished by each such person, concerning the present directors and executive officers of the Registrant, including their beneficial ownership of the Registrant's common stock as of February 28, 1998.

                                                DIRECTOR           SHARES               PERCENT
                                               OR OFFICER       BENEFICIALLY               OF
     NAME                            AGE         SINCE          OWNED (1) (3)          STOCK (2)
     -------------------             ---       -----------      -------------          ---------
     Daniel M. Tabas (4)             74           1980          3,477,860(A)            54.56%
                                                                1,106,878(B)

     Lee E. Tabas (4)                48           1980            617,517(A)             8.32%
                                                                  101,427(B)

     Joseph P. Campbell              51           1982             61,682(A)              .90%
                                                                   14,110(B)

     Richard S. Hannye               40           1993              1,170(A)              .01%

     James J. McSwiggan              42           1993             11,129(A)              .13%

     Robert R. Tabas (4)             42           1988            155,729(A)             2.47%
                                                                   50,733(B)

                                                                (continued.....)

     Terri N. Gelberg                 49       1998           --              --

     Anthony J. Micale                60       1997           --              --

     Albert Ominsky                   64       1982       23,278(A)          .64%
                                                          27,608(B)

     Carl M. Cousins                  65       1993        7,981(A)          .09%

     Gregory T. Reardon               44       1997          500(A)          .01%


     Howard Wurzak (4)                42       1985       50,222(A)          .58%

     Edward B.Tepper                  58       1986       22,953(A)          .59%
                                                          24,085(B)

     Jack Loew                        50       1997        1,560(A)          .02%

     Susan Tabas Tepper (4)           35       1996      196,377(A)         3.03%
                                                          56,968(B)

                                                                       PERCENT OF CLASS(5)
                                                                       -------------------
     ALL DIRECTORS AND
     EXECUTIVE OFFICERS AS            --         --    4,628,013(A)          64.89%
     A GROUP (15 PERSONS)                              1,489,772(B)          93.82%



--------------------

(1) Based on information furnished by beneficial owners or their representatives. Includes direct and indirect ownership and, unless otherwise indicated, also includes sole voting and investment power with respect to reported holdings.

(2) Assumes full conversion of Class B Common Stock to Class A Common Stock at the conversion factor of 1.15 Class A shares for each Class B share. Stock options currently exercisable are included with total shares outstanding in determining percentage of ownership for each respective director or executive officer.

(3) Includes stock options unexercised, but currently exercisable, in addition to stock beneficially owned.

(4) Daniel M. Tabas, Lee Tabas, Robert Tabas, Susan Tabas Tepper, and Howard Wurzak, members of their immediate families and their affiliates and associates, in the aggregate, own 4,497,705 shares of Class A Common Stock (67.44% assuming full conversion of Class B Common Stock to Class A Common Stock at a conversion factor of 1.15 Class A shares for each Class B share) and 1,316,006 shares of Class B common stock. Messr. Tabas, Susan Tabas Tepper, and Howard Wurzak have unexercised but exercisable options to purchase 274,059 shares of Class A common stock. In calculating the tabulated percent of class, an additional 274,059 shares were added to the shares of common stock beneficially owned to the total outstanding shares of common stock assuming all exercisable options were exercised.

(5) The percent of class assumes all outstanding exercisable options issued to directors and officers have been exercised and therefore, on a pro-forma basis, 7,132,541 shares of Class A common stock would be outstanding.

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

DIRECTORS

         Terri N. Gelberg, a DIRECTOR of the Registrant, is an attorney with Gelberg & Associates and was formerly an attorney with Bolger, Picker, Hankin & Tannebaum in Philadelphia, Pennsylvania.

         Gregory T. Reardon, a DIRECTOR of the Registrant, is the Managing Shareholder of a public accounting firm Weiss, Toub, Reardon & Company, P.C. in Philadelphia Pennsylvania, and President and owner of Valuation Advisors, Inc., a business appraisal firm in Philadelphia Pennsylvania.

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

         Anthony J. Micale, a DIRECTOR of the Registrant, is an executive with MacDonalds' Restaurants in Cherry Hill, New Jersey.

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


BENEFICIAL OWNERSHIP - COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and persons who own more than 10 percent of the registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Corporation copies of all Section 16(a) forms they file.

         Based solely on its review of forms that were received from certain reporting persons, the Corporation believes that during the period January 1, 1997 through December 31, 1997, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the ordinary course of business, RBPA has had, and expects to have in the future, banking transactions with directors, officers, principal shareholders and their associates which involve substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with others and no more than the normal risk of collectability or other unfavorable features. No transaction during the three years ended December 31, 1997 of the above nature exceeded $8,000,000 or 10% of the equity capital accounts to the Registrant.

         The largest aggregate amount of indebtedness during the year l997 of all Directors and Officers to the Bank as a group, and to their associates was $14,651,598. The total of such outstanding loans at December 3l, 1997 was $14,651,598. Interest rates ranged for fixed rates from 7.5% to 10.5%. Floating rates ranged from prime to prime plus 2.5 points.

         The Registrant has had and intends to have business transactions in the ordinary course of business with Directors and associates on comparable terms as those prevailing from time to time for other nonaffiliated vendors of the Registrant. In particular, the Registrant has used hospitality services of director's, Howard Wurzak, and Daniel Tabas. Director Albert Ominsky's firm has provided legal services to the Bank. Director Edward Tepper provides construction supervision and property inspection services to the Bank.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       1. Financial Statements

               The following financial statements are included by reference in
               Part II, Item 8 hereof.
                  Report of Independent Certified Public Accountants. Consolidated Balance Sheets.
                  Consolidated Statements of Income.
                  Consolidated Statements of Changes in Stockholders' Equity. Consolidated Statement of Cash Flows.
                  Notes To Consolidated Financial Statements.

         2. Financial Statement Schedules

                  Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

         3. The following Exhibits are files herewith or incorporated by reference as a part of this Annual Report.

                  3(i) Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

                  3(ii) By-laws. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

                  10.1 Stock Option and Appreciation Right Plan. (Incorporated by reference to the Registrant's Registration Statement No. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

                  10.2 Outside Directors' Stock Option Plan. (Incorporated by reference to the Registrant's Registration Statement No. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

                  11. Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note A, "Per Share Information".

                  12.      Statement re: Computation of Ratios. (Included at
                           Item 8 here of, Note Q, "Regulatory Matters.")

                  21.      Subsidiaries of Registrant.

                  23.      Consent of Independent Accountants.

                  27.      Financial Data Schedule.

                  27.2 Financial Data Schedules. Periods: Annual Form 10-K for December 1996, Form 10-Q for June 30, 1996, September 30, 1996, March 31, 1997, and June 30, 1997.

                  27.3     Financial Data Schedule. Form 10-Q for September 30,
                           1997

(b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year December 31, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.

     DATE                    TITLE                     SIGNATURE
     ----                    -----                     ---------
March 18, 1998             Chairman              /s/ Daniel M. Tabas
--------------                                   ----------------------
                                                     Daniel M. Tabas


March 18, 1998          President/CEO/           /s/ Lee E. Tabas
--------------                                   ----------------------
                           Director                  Lee E. Tabas


March 18, 1998        Managing Director/         /s/ Joseph P. Campbell
--------------                                   ----------------------
                           Director                  Joseph P. Campbell


March 18, 1998          Treasurer/CFO            /s/ James J. McSwiggan
--------------                                   ----------------------
                                                     James J. McSwiggan


March 18, 1998             Director              /s/ Albert Ominsky
--------------                                   ----------------------
                                                     Albert Ominsky


                           Director
--------------                                   ----------------------
                                                     Anthony Micale


March 18, 1998      Senior Vice President/       /s/ Robert R. Tabas
--------------                                   ----------------------
                           Director                  Robert R. Tabas


March 18, 1998             Director              /s/ Gregory T. Reardon
--------------                                   ----------------------
                                                     Gregory T. Reardon


March 18, 1998             Director              /s/ Carl Cousins
--------------                                   ----------------------
                                                     Carl Cousins

     DATE                    TITLE                     SIGNATURE
     ----                    -----                     ---------
March 18, 1998             Director              /s/ Howard Wurzak
--------------                                   ----------------------
                                                     Howard Wurzak


March 18, 1998             Director              /s/ Terri N. Gelberg
--------------                                   ----------------------
                                                     Terri  N. Gelberg


March 18, 1998             Director              /s/ Edward Tepper
--------------                                   ----------------------
                                                     Edward Tepper


March 18, 1998             Director              /s/ Jack Loew
--------------                                   ----------------------
                                                     Jack Loew


March 18, 1998             Director              /s/ Susan Tabas Tepper
--------------                                   ----------------------
                                                     Susan Tabas Tepper

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX

3(i) Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

3(ii) By-laws. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

10.1 Stock Option and Appreciation Right Plan. (Incorporated by reference to the Registrant's Registration Statement No. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

10.2 Outside Directors' Stock Option Plan. (Incorporated by reference to the Registrant's Registration Statement No. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

11. Statement Re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note A, "Per Share Information".)

12. Statements re: Computation of Ratios. (Included at Item 8 here of, Note Q, "Regulatory Matters.")

21.      Subsidiaries of Registrant.

23.      Consent of Independent Accountants.

27.      Financial Data Schedule.

27.2 Financial Data Schedules. Periods: Annual Form 10-K 1996, Form 10-Q for June 30, 1996, September 30, 1996, March 31, 1997, and June 30, 1997.

27.3     Financial Data Schedule. Form 10-Q for September 30, 1997