Form 10-Q
period 1998-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1998-05-15
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 for the quarterly period ended: MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from: ______ to ______

                         Commission file number: 0-26366


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
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

                             Yes   X      No
                                -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Common Stock                       Outstanding at March 31, 1998
     $2.00 PAR VALUE                                     6,813,645

     Class B Common Stock                       Outstanding at March 31, 1998
     $.10 PAR VALUE                                      1,587,921

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                        ASSETS                                                    MARCH 31, 1998           DEC 31, 1997
                                                                                  --------------           ------------
Cash and due from banks                                                            $  10,068,582           $   7,491,242
Federal funds sold                                                                    26,450,000              22,925,000
                                                                                   -------------           -------------
               Total cash and cash equivalents                                        36,518,582              30,416,242
                                                                                   -------------           -------------
Interest bearing deposits in banks                                                       100,030                 300,030
Investment securities held to maturity (market value of $51,197,308 @
        3/31/98 & $64,984,987 @ 12/31/97)                                             50,605,591              64,371,042
Investment securities available for sale - at market value                            20,678,740              21,048,793
Total loans                                                                          292,904,622             290,897,048
    Less allowance for loan losses                                                    10,449,053               8,186,237
                                                                                   -------------           -------------
               Net loans                                                             282,455,569             282,710,811

Premises and equipment, net                                                            4,702,800               4,788,921
Accrued interest and other assets                                                     12,335,752              12,962,240
                                                                                   -------------           -------------
                                                                                   $ 407,397,064           $ 416,598,079
                                                                                   =============           =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                        $  37,416,237           $  37,712,928
       Interest bearing (includes certificates of deposit in excess of $100,000 of $35,551,377 at 3/31/98 and
         $33,175,135 at 12/31/97)                                                    234,805,686             227,650,506
                                                                                   -------------           -------------
               Total deposits                                                        272,221,923             265,363,434
    Federal funds                                                                             --              15,000,000
    Accrued interest and other liabilities                                            13,399,923              15,095,998
    Long -term borrowings                                                             31,063,000              31,063,000
    Mortgage payable                                                                     560,118                 570,885
                                                                                   -------------           -------------
               Total liabilities                                                     317,244,964             327,093,317
                                                                                   -------------           -------------
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares;
         issued, 7,021,161 @ 3/31/98 & 7,015,721 @ 12/31/97                           14,042,322              14,031,442
       Class B, par value $.10 per share; authorized, 2,000,000 shares;
         issued, 1,587,921 @3/31/98 & 1,592,859 @ 12/31/97                               158,792                 159,286
    Capital surplus                                                                   38,797,618              38,797,618
    Retained earnings                                                                 38,904,546              38,023,359
    Accumulated unrealized gain (loss)on invest. securities available for
      sale                                                                               393,907                 638,142
                                                                                   -------------           -------------
                                                                                      92,297,185              91,649,847
    Treasury stock - at cost, shares of Class A, 207,516 @ 3/31/98,
         207,516 @ 12/31/97                                                           (2,145,085)             (2,145,085)
                                                                                   -------------           -------------
                                                                                      90,152,100              89,504,762
                                                                                   -------------           -------------
                                                                                   $ 407,397,064           $ 416,598,079
                                                                                   =============           =============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED, MARCH 31,
                                                                            1998                1997
                                                                            ----                ----
Interest income
    Loans, including fees                                                $7,880,860          $5,483,171
    Investment securities held to maturity
        Taxable                                                             934,490           1,582,767
        Tax-exempt                                                           54,075              14,750
    Investment securities available for sale
        Taxable                                                             432,993              81,563
        Tax-exempt                                                               --                  --
    Deposits in banks                                                        10,742              26,031
    Federal funds sold                                                      199,148             246,459
                                                                         ----------          ----------
           TOTAL INTEREST INCOME                                          9,512,308           7,434,741
                                                                         ----------          ----------
Interest expense
    Deposits                                                              2,780,069           2,406,256
    Mortgage payable and other                                              499,874              57,361
    Federal funds purchased                                                      --                  --
                                                                         ----------          ----------
           TOTAL INTEREST EXPENSE                                         3,279,943           2,463,617
                                                                         ----------          ----------
           NET INTEREST INCOME                                            6,232,365           4,971,124
Increase in provision for loan losses                                     2,400,000                  --
                                                                         ----------          ----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                             3,832,365           4,971,124
                                                                         ----------          ----------

Other income (expense)
    Service charges and fees                                                223,612             249,568
    Realized gains on sale of investment securities available
      for sale                                                                   --                  --
    Gain on sale of other real estate                                            --             180,394
    Gain on sale of loans                                                     3,640               5,525
    Other income                                                          2,500,439              65,516
                                                                         ----------          ----------
                                                                          2,727,691             501,003
                                                                         ----------          ----------
Other expenses
    Salaries & wages                                                      1,228,024           1,147,444
      Employee benefits                                                     460,034             386,492
    Occupancy and equipment                                                 189,890             167,338
    Other operating expenses                                                888,341             906,492
                                                                         ----------          ----------
                                                                          2,766,289           2,607,766
                                                                         ----------          ----------

           INCOME BEFORE INCOME TAXES                                     3,793,767           2,864,361
    Income taxes                                                          1,174,747             750,237
                                                                         ----------          ----------
           NET INCOME                                                    $2,619,020          $2,114,124
                                                                         ==========          ==========
    Per share data
        Net income - basic                                               $      .30          $      .26
                                                                         ==========          ==========
        Net income - diluted                                             $      .29          $      .25
                                                                         ==========          ==========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED, MARCH 31,
                                                                                 1998                 1997
                                                                                 ----                 ----
Net income                                                                   $ 2,619,020           $ 2,114,124
                                                                             -----------           -----------
Other comprehensive income, net of tax
    Net unrealized gains (losses) on securities                                 (168,522)               (8,488)
    Reclassification adjustment: gain (loss) included in net income                   --                    --
                                                                             -----------           -----------

Comprehensive income                                                         $ 2,450,498           $ 2,105,636
                                                                             ===========           ===========

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998

                                   (UNAUDITED)


                                                        Class A Common Stock             Class B Common Stock          Capital
                                                       Shares          Amount         Shares            Amount         Surplus
                                                       ------          ------         ------            ------         -------
Balance, January 1, 1998                             7,015,721      $14,031,442      1,592,859         $159,286      $38,797,618


Net income for the three months ended March 31,              -                -              -                                 -
Conversion of Class B common stock to Class A
  common stock                                           5,440           10,880         (4,938)            (494)               -
Purchase of treasury stock                                   -                -              -                -                -
Cash dividends on common stock                               -                -              -                -                -
Net unrealized loss on securities available for
  sale                                                       -                -              -                -                -
                                                     ---------      -----------      ---------         --------      -----------
Balance, March 31, 1998                              7,021,161      $14,042,322      1,587,921         $158,792      $38,797,618
                                                     =========      ===========      =========         ========      ===========








                                                                                             Net
                                                                                         unrealized
                                                                                         (loss)/gain
                                                                                             on
                                                                                          securities
                                                       Retained       Treasury            available
                                                       Earnings         stock              for sale
                                                       --------         -----              --------
Balance, January 1, 1998                             $38,023,359     $(2,145,085)         $ 638,142


Net income for the three months ended March 31,        2,619,020                -                 -
Conversion of Class B common stock to Class A
  common stock                                           (10,386)               -                 -
Purchase of treasury stock                                     -                -                 -
Cash dividends on common stock                        (1,727,447)               -                 -
Net unrealized loss on securities available for
  sale                                                         -                -          (244,235)
                                                     -----------     -----------          ---------
Balance, March 31, 1998                              $38,904,546     $(2,145,085)         $ 393,907
                                                     ===========     ===========          =========

The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,


                                                                            1998                  1997
                                                                            ----                  ----
Cash flows from operating activities
    Net income                                                         $  2,619,020           $  2,114,124
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                        117,352                104,360
        Provision (recovery )of loan loss reserve (credit)                2,400,000                     --
        Accretion of investment securities discount                         (16,892)               (19,870)
        Amortization of investment securities premium                        65,956                249,279
        Amortization of deferred loan fees                                  (48,054)               (34,998)
        Accretion of discount on loans purchased                           (528,023)               (96,535)
        (Benefit) provision for deferred income taxes                      (125,817)                (5,909)
        (Gain) loss on other real estate                                         --               (172,131)
        (Gain) on sale of loans                                              (3,640)                (5,525)
        (Gain) on sale of investment securities                                  --                     --
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                   55,725               (243,984)
        (Increase) decrease in other assets                                 786,399               (543,264)
        Increase (decrease) in accrued interest payable                     640,846                143,054
        Increase in unearned income on loans                                 58,267                  9,792
        Increase (decrease) in other liabilities                         (2,336,921)               300,293
                                                                       ------------           ------------
               Net cash provided by operating activities                  3,684,218              1,798,686

Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                    200,000                     --
    Proceeds from calls and maturities of HTM invest
      securities                                                         14,086,440             22,734,261
    Purchase of investment securities held to maturity                           --               (637,577)
    Net decrease in loans                                                (1,713,127)             3,338,904
    Purchase of premises and equipment                                      (31,231)              (185,716)
    Proceeds from sale and payments on other real estate                         --                210,997
                                                                       ------------           ------------
               Net cash (used in) provided by investing
                 activities                                              12,542,082             25,460,869

Cash flows from financing activities:
    Net (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts             3,055,797            (12,015,426)
    Net increase (decrease) in certificates of deposit                    3,802,692              1,929,633
    Mortgage payments                                                       (10,767)               (10,289)
    Purchase of treasury stock                                                   --                (70,836)
    Net (decrease) increase in borrowings                               (15,000,000)            (2,500,000)

    Cash dividends                                                       (1,727,447)              (989,933)
    Issuance of common stock under stock option plans                            --                     --
    Other                                                                  (244,235)               (11,470)
                                                                       ------------           ------------
               Net cash provided by (used in) financing
                 activities                                             (10,123,960)           (13,668,321)
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                              6,102,340             13,591,234
Cash and cash equivalents at beginning of year                           30,416,242             18,369,012
                                                                       ------------           ------------
Cash and cash equivalents at end of period                             $ 36,518,582           $ 31,960,246
                                                                       ============           ============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (the Company) and its wholly-owned subsidiaries: Royal Bank of Pennsylvania (the Bank), Royal Real Estate of Pennsylvania, Inc. and Royal Investments of Delaware, Inc. These financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary to present a fair statement of the results for the interim periods. For further information thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997.

2. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 8,730,067 and 8,223,797 for the three months ended, March 31, 1998 and 1997, respectively.

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at March 31, 1998 are as follows:


                                     AMORTIZED
                                         OR                GROSS            GROSS            APPROXIMATE
                                     PURCHASED          UNREALIZED       UNREALIZED            MARKET              CARRYING
                                        COST               GAINS            LOSSES              VALUE                VALUE
                                        ----               -----            ------              -----                -----
AVAILABLE FOR SALE:
Common stock securities             $ 3,214,056          $ 15,434          $     --          $ 3,229,490          $ 3,229,490
Preferred stock securities            2,904,353             3,147                --            2,907,500            2,907,500
Other securities                     13,963,503           578,247                --           14,541,750           14,541,750
                                    -----------          --------          --------          -----------          -----------
                                    $20,081,912          $596,828          $     --          $20,678,740          $20,678,740
                                    ===========          ========          ========          ===========          ===========
HELD TO MATURITY:
US Treasury & agencies              $ 9,730,504          $151,885          $     82          $ 9,882,307          $ 9,730,504
Tax exempt securities                 3,098,465            53,187                --            3,151,652            3,098,465
Taxable debt securities              37,776,622           390,914             4,187           38,163,349           37,776,622
                                    -----------          --------          --------          -----------          -----------
                                    $50,605,591          $595,985          $  4,269          $51,197,308          $50,605,591
                                    ===========          ========          ========          ===========          ===========

5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                        1998                  1997
                                                                        ----                  ----
                   BALANCE AT JANUARY 1,                           $  8,186,237           $  9,084,153

                   Loans charged-off                                   (227,005)               (36,336)
                   Recoveries                                            89,822                 75,556
                                                                   ------------           ------------
                     Net charge-offs and recoveries                    (137,183)                39,220

                   Provision for loan losses                          2,400,000                     --
                                                                   ------------           ------------
                   BALANCE AT END OF PERIOD                        $ 10,449,053           $  9,123,373
                                                                   ============           ============


6. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,309,216 and $4,368,704 at March 31, 1998 and 1997, respectively. Although the Company has non-performing loans of approximately $4,309,216 at March 31, 1998, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans was $1,058,551 at March 31, 1998. The Company identified a loan impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at March 31, 1998. The income recognized on impaired loans during the three month period ended March 31, 1998 was $1,395. The cash collected on impaired loans during this three month period was $175,043, of which $146,649 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this three month period in 1998 was $36,537. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 1998.

FINANCIAL CONDITION

         Total consolidated assets as of March 31, 1998 were $407.4 million, a decrease of $9.2 million from the $416.6 million reported at year end, December 31, 1997. This decrease is primarily due to a $14.1 million decrease in investment securities, partially offset by a $6.1 million increase in cash and cash equivalents. Liabilities decreased $9.8 million primarily due to a decrease in Federal funds purchased of $15 million from December 31, 1997, partially offset by a $6.9 million increase in deposits.

         This $14.1 million decrease in investment securities is comprised mostly of a decrease in held to maturity ("HTM") investment securities of $13.8 million. The decrease in HTM investment securities is primarily due to scheduled maturities in the first three months of 1998. HTM investment securities are primarily comprised of taxable corporate debt securities which are "A" rated or better by Moodys and/or Standard & Poor at the time of purchase, with maturities in the three to five year range.

         Net loans changed little from the $282.7 million level at December 31, 1997 declining $.3 million to $282.4 million at March 31, 1998. Average net loans was $285.1 million for the first quarter of 1998. The allowance for loan loss increased $2.3 million to $10.4 million at March 31, 1998. The level of allowance for loan loss reserve represents 3.6% of total loans at March 31, 1998 versus 2.8% at December 31, 1997. This increase in allowance was primarily due to the increase in loans due to the purchase of a $75 million loan portfolio from the FDIC in December of 1997. This loan portfolio is comprised of approximately 175 commercial loans secured primarily by land, retail, and office properties in the mid-Atlantic and northeast regions.

         Total deposits, the primary source of funds, increased $6.9 million to $272.2 million at March 31,1998, from $265.4 million at December 31, 1997. Average deposits was $279.9 million for the first quarter of 1998. This increase in deposits is primarily due to increases experienced in certificates of deposits of $3.8 million, in addition to a $2.9 million increase in NOW and money market deposits. Federal funds purchased balance of $15 million at December 31, 1997 was paid down completely on January 2, 1998. Federal Home Loan Bank ("FHLB") advances did not change from its December 31, 1997 level of $31.1 million. This $31.1 million balance is comprised of three FHLB advances with an weighted average interest rate of approximately 6.3%.

         Consolidated stockholder's equity increased $.7 million to $90.2 million at March 31, 1998 from $89.5 million at December 31, 1997. This increase is primarily due to net income of $2.6 million for the first quarter period of 1998, partially offset by a quarterly cash dividend $1.7 million. On January 14th, 1998, the Board of Directors declared a cash dividend of twenty cents

($.20) per share for holders of Class A common stock and twenty three cents ($.23) per share for holders of Class B common stock. The record date for the cash dividend was January 30, 1998 and the payment date was February 13th, 1998. Additionally, the change in market value of available for sale investment securities in the first quarter caused a downward adjustment to the accumulated unrealized gain of $244 thousand.


RESULTS OF OPERATIONS

         Consolidated net income for the three months ended, March 31, 1998 was $2,619,020 or $.30 basic earnings per share, as compared to net income of $2,114,124 or $.26 basic earnings per share, for the same three month period in 1997. This increase is primarily due to a 25% increase in net interest income in 1998.

         Net interest income before provision for loan loss reserve increased $1.3 million, or 25%, to $6.2 million for the first quarter of 1998, as compared to $4.9 million for the same quarter ended in 1997. This increase in net interest income is primarily due to a $83.9 million increase in the average balance of net loans to $281.9 million for the first quarter of 1998, primarily due to the acquisition of a $75 million loan portfolio from the FDIC in December, 1997, in addition to internally generated loan growth experienced in 1997 of approximately 9%. Total interest expense on deposits and borrowings increased $.8 million to $3.3 million for the first quarter of 1998. These increases were primarily the result of higher average balances of deposits and borrowings of $27.3 million and $29.3 million, respectively, for the first quarter of 1998. These increases in average balances were due to the funding of the purchase of the FDIC loan portfolio in December 1997 discussed previously.

         Provision for loan loss was $2.4 million for the first three months of 1998 as compared to $-0- for the same period in 1997. Due to the increase in loans, a $2.4 million provision for loan loss was recorded in January, 1998. Chargeoffs and recoveries were $227 and $90 thousand, respectively, for the three month period ended March 31, 1998 versus $36 and $76 thousand, respectively, for the same period in 1997. Overall, Management considers the current level of allowance for loan loss to be adequate at March 31, 1998.

         Total non interest income for the three months ended March 31, 1998 was $2.7 million as compared to $.5 million for the same three month period in 1997. This increase is primarily due to a $2.4 million increase in other income, the result of a reversal of a legal accrual due to the settlement of litigation in January 1998. This increase was partially offset by $.2 million decrease in gains on sale of other real estate.

         Total non interest expense for the three months ended March 31, 1998 was $2.8 million, an increase of $.2 million, as compared to $2.6 million for the same period in 1997. This increase is primarily attributable to an increase in salaries and employee benefits expense in 1998.

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At March 31, 1998, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                  MARCH 31, 1998      DECEMBER 31, 1997
                                                  --------------      -----------------
               CAPITAL LEVELS
                 Tier 1 leverage ratio                 22.0%                25.6%
                 Tier 1 risk-based ratio               26.0%                25.1%
                 Total risk-based ratio                27.3%                26.4%

               CAPITAL PERFORMANCE
                 Return on average assets               2.7%(1)              2.7%
                 Return on average equity              11.9%(1)             10.8%
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

         The liquidity ratio of the Company remains strong at approximately 39% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, US

Treasuries and agencies, and to a lesser extent, obligations of state and political subdivisions and federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 1998:

INTEREST RATE SENSITIVITY
(in  millions)


                                                     Days                  1 to 5        over 5      Non-rate
Assets (1)                                    0 - 90      91 - 365         years         years       sensitive         Total
                                              ------      --------         -----         -----       ---------         -----
Interest-bearing deposits in banks           $   0.6       $  --          $   --        $   --        $   --         $    0.6
Federal funds sold                              26.5                          --            --            --             26.5
Investment securities:
       Available for sale                       20.7          --              --            --            --             20.7
       Held to maturity                          7.0          26.4             8.0           9.2          --             50.6
                                             --------------------------------------------------------------------------------
    Total investment securities                 27.7          26.4             8.0           9.2          --             71.3
Loans:(2)
       Fixed rate (3)                            8.0          11.7           105.2          36.6          --            161.6
       Variable rate                            33.4          19.0            65.6          23.5          --            141.6
                                             --------------------------------------------------------------------------------
    Total loans                                 41.5          30.8           170.7          60.2          --            303.1
Other assets(4)                                 --            --              --            --             5.9            5.9
                                             --------------------------------------------------------------------------------
    Total Assets                             $  96.3       $  57.2        $  178.7      $   69.4      $    5.9       $  407.4
                                             ================================================================================

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits         $  --         $ --           $   --        $   --        $   38.0       $   38.0
       Interest bearing deposits(5)             23.2          26.7            --            --            --             90.5
       Certificate of deposits                  63.8          43.4            46.4          31.4          --            144.4
                                             --------------------------------------------------------------------------------
    Total deposits                              87.0          70.1            46.4          31.4          38.0          272.8
Short term borrowings                           --            --              --            --            --             --
Mortgage and long term borrowings                0.6           0.6            30.4          --            --             31.6
Other liabilities                               --            --              --            --            12.8           12.8
Capital                                         --            --              --            --            90.2           90.2
                                             --------------------------------------------------------------------------------
    Total liabilities & capital              $  87.6       $  70.7        $   76.8      $   31.4      $  141.0       $  407.4
                                             ================================================================================
Net  interest rate  GAP                      $   8.7       ($ 13.5)       $  101.9      $   38.0      ($ 135.0)
                                             ==================================================================
Cumulative interest rate  GAP                $   8.7       ($  4.8)       $   97.1      $  135.0            --
                                             ==================================================================
GAP to total  assets                              2%           (3%)
                                             ======================
GAP to total equity                              14%          (22%)
                                             ======================
Cumulative GAP to total assets                    2%           (1%)
                                             ======================
Cumulative GAP to total equity                   14%           (8%)
                                             ======================


(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at March 31, 1998.

(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.

(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

        The Company's exposure to interest rate risk is mitigated somewhat by a portion of the Company's loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.

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



                                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                                (Registrant)



         Dated:  May 14th, 1998  /s/ James J. McSwiggan
                                 ----------------------------------------------
                                 James J. McSwiggan, Chief Financial Officer
                                  and Treasurer



         Dated:  May 14th, 1998  /s/ David J. Greenfield
                                 ----------------------------------------------
                                 David J. Greenfield, Controller