Form 10-Q
period 1998-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1998-08-12
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  for the quarterly period ended: June 30, 1998

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

                                  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Common Stock              Outstanding at June 30, 1998
         $2.00 PAR VALUE                   7,094,607

         Class B Common Stock              Outstanding at June 30, 1998
         $.10 PAR VALUE                    1,650,103

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                        ASSETS                                                        JUNE 30, 1998        DEC 31, 1997
                                                                                      -------------        -------------
Cash and due from banks                                                               $  10,405,054        $   7,491,242
Federal funds sold                                                                       27,000,000           22,925,000
                                                                                      -------------        -------------
               Total cash and cash equivalents                                           37,405,054           30,416,242
                                                                                      -------------        -------------
Interest bearing deposits in banks                                                          100,030              300,030
Investment securities held to maturity (market value of $43,482,646 @
        6/30/98 & $64,984,987 @ 12/31/97)                                                42,849,837           64,371,042
Investment securities available for sale - at market value                               26,126,408           21,048,793
Total loans                                                                             291,021,358          290,897,048
    Less allowance for loan losses                                                       10,380,370            8,186,237
                                                                                      -------------        -------------
               Net loans                                                                280,640,988          282,710,811

Premises and equipment, net                                                               5,154,299            4,788,921
Accrued interest and other assets                                                        12,203,869           12,962,240
                                                                                      -------------        -------------
                                                                                      $ 404,480,485        $ 416,598,079
                                                                                      =============        =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                           $  38,439,903        $  37,712,928
       Interest bearing (includes certificates of deposit in excess of $100,000 of $33,769,719 @ 6/30/98 and
         $33,175,135 @ 12/31/97)                                                        229,550,247          227,650,506
                                                                                      -------------        -------------
               Total deposits                                                           267,990,150          265,363,434
    Federal funds purchased                                                                      --           15,000,000
    Accrued interest and other liabilities                                               13,516,819           15,095,998
    Long-term borrowings                                                                 31,063,000           31,063,000
    Mortgage payable                                                                        549,192              570,885
                                                                                      -------------        -------------
               Total liabilities                                                        313,119,161          327,093,317
                                                                                      -------------        -------------
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         7,302,123 @ 6/30/98 & 7,015,721 @ 12/31/97                                      14,604,246           14,031,442
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,650,103 @ 6/30/98 & 1,592,859 @ 12/31/97                                         165,010              159,286
    Capital surplus                                                                      45,281,133           38,797,618
    Retained earnings                                                                    32,766,652           38,023,359
    Accumulated unrealized gain/(loss) on invest. Securities available for sale             689,368              638,142
                                                                                      -------------        -------------
                                                                                         93,506,409           91,649,847
    Treasury stock - at cost, shares of  Class A, 207,516 @ 6/30/98,
         207,516 @ 12/31/97                                                              (2,145,085)          (2,145,085)
                                                                                      -------------        -------------
                                                                                         91,361,324           89,504,762
                                                                                      -------------        -------------
                                                                                      $ 404,480,485        $ 416,598,079
                                                                                      =============        =============


The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED, JUNE 30,
                                                     -----------------------------
                                                        1998              1997
                                                     -----------       -----------
Interest income
    Loans, including fees                            $ 8,401,373       $ 6,033,293
    Investment securities held to maturity
        Taxable                                          735,251         1,643,074
        Tax-exempt                                        54,075            14,750
    Investment securities available for sale
        Taxable                                          463,190           116,164
        Tax-exempt                                            --                --
    Deposits in banks                                      4,934            64,931
    Federal funds sold                                   406,935           291,056
                                                     -----------       -----------
           TOTAL INTEREST INCOME                      10,065,758         8,163,268
                                                     -----------       -----------
Interest expense
    Deposits                                           2,799,289         2,493,898
    Mortgage payable and other                           495,622            42,954
    Federal funds purchased                                   --                --
                                                     -----------       -----------
           TOTAL INTEREST EXPENSE                      3,294,911         2,536,852
                                                     -----------       -----------
           NET INTEREST INCOME                         6,770,847         5,626,416
Increase in provision for loan losses                         --          (101,108)
                                                     -----------       -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                          6,770,847         5,727,524
                                                     -----------       -----------

Other income (expense)
    Service charges and fees                             195,203           253,682
    Realized gains on sale of investment
        securities  available for sale                        --            13,643
    Gain on sale of other real estate                         --           149,010
    Gain on sale of loans                                    191             5,923
    Other income                                          84,788           114,692
                                                     -----------       -----------
                                                         280,182           536,950
                                                     -----------       -----------
Other expenses
    Salaries & wages                                   1,451,655         1,201,484
    Employee benefits                                    553,324           585,608
    Occupancy and equipment                              159,999           167,942
    Other operating expenses                           1,104,969         1,115,664
                                                     -----------       -----------
                                                       3,269,947         3,070,698
                                                     -----------       -----------

           INCOME BEFORE INCOME TAXES                  3,781,082         3,193,776
    Income taxes                                       1,167,256           952,100
                                                     -----------       -----------
           NET INCOME                                $ 2,613,826       $ 2,241,676
                                                     ===========       ===========
    Per share data
        Net income - basic                           $       .29       $       .25
                                                     ===========       ===========
        Net income - diluted                         $       .28       $       .24
                                                     ===========       ===========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Six months ended, June 30,
                                                     -------------------------------
                                                         1998                1997
                                                     ------------       ------------
Interest income
    Loans, including fees                            $ 16,282,233       $ 11,516,464
    Investment securities held to maturity
        Taxable                                         1,669,741          3,373,280
        Tax-exempt                                        108,150             29,500
    Investment securities available for sale
        Taxable                                           896,183            197,727
        Tax-exempt                                             --                 --
    Deposits in banks                                      15,676             90,962
    Federal funds sold                                    606,083            390,076
                                                     ------------       ------------
           TOTAL INTEREST INCOME                       19,578,066         15,598,009
                                                     ------------       ------------
Interest expense
    Deposits                                            5,579,358          4,900,154
    Mortgage payable and other                            991,402            100,315
    Federal funds purchased                                 4,094                 --
                                                     ------------       ------------
           TOTAL INTEREST EXPENSE                       6,574,854          5,000,469
                                                     ------------       ------------
           NET INTEREST INCOME                         13,003,212         10,597,540

Increase in provision for loan losses                   2,400,000           (101,108)
                                                     ------------       ------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                          10,603,212         10,698,648
                                                     ------------       ------------

Other income (expense)
    Service charges and fees                              418,815            503,250
    Realized gains on sale of investment
             securities available for sale                     --             13,643
    Gain on sale of other real estate                          --            329,404
    Gain on sale of loans                                   3,831             11,448
    Other income                                        2,585,227            180,208
                                                     ------------       ------------
                                                        3,007,873          1,037,953
                                                     ------------       ------------
Other expenses
    Salaries & wages                                    2,679,679          2,348,928
    Employee benefits                                   1,013,358            972,100
    Occupancy and equipment                               349,889            335,280
    Other operating expenses                            1,993,310          2,022,156
                                                     ------------       ------------
                                                        6,036,236          5,678,464
                                                     ------------       ------------

           INCOME BEFORE INCOME TAXES                   7,574,849          6,058,137
    Income taxes                                        2,342,003          1,702,337
                                                     ------------       ------------
           NET INCOME                                $  5,232,846       $  4,335,800
                                                     ============       ============
    Per share data
        Net income - basic                           $        .58       $        .49
                                                     ============       ============
        Net income - diluted                         $        .56       $        .47
                                                     ============       ============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED, JUNE 30,
                                                                          ---------------------------
                                                                              1998             1997
                                                                          ----------       ----------
Net income                                                                $2,613,826       $2,241,676
                                                                          ----------       ----------
Other comprehensive income, net of tax
    Net unrealized gains (losses) on securities                              203,868           54,938
    Reclassification adjustment: gain (loss) included in net income               --            9,414
                                                                          ----------       ----------

Comprehensive income                                                      $2,817,694       $2,287,200
                                                                          ==========       ==========

                                                                            SIX MONTHS ENDED, JUNE 30,
                                                                           ---------------------------
                                                                              1998             1997
                                                                           ----------       ----------
Net income                                                                 $5,232,846       $4,355,800
                                                                           ----------       ----------
Other comprehensive income, net of tax
    Net unrealized gains (losses) on securities                                35,346           47,024
    Reclassification  adjustment: gain (loss) included in net income               --            9,414
                                                                           ----------       ----------

Comprehensive income                                                       $5,268,192       $4,393,410
                                                                           ==========       ==========

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)

                                                             CLASS A COMMON STOCK         CLASS B COMMON STOCK
                                                          --------------------------  ---------------------------      CAPITAL
                                                             SHARES        AMOUNT       SHARES            AMOUNT       SURPLUS
                                                          ------------  ------------  ------------   ------------   ------------
Balance, January 1, 1998                                     7,015,721  $ 14,031,442     1,592,859   $    159,286   $ 38,797,618

Net income for the six months ended June 30,                        --            --            --                            --
Conversion of Class B common stock to Class A
  common stock                                                   7,062        14,124        (6,351)          (635)            --
Purchase of treasury stock                                          --            --            --             --             --
4% stock dividends declared                                    272,313       544,626        63,595          6,360      6,466,084
Cash dividends on common stock                                      --            --            --             --             --
Cash in lieu of fractional shares                                   --            --            --             --             --
Stock options exercised                                          7,027        14,054        17,430
Net unrealized  loss on securities  available for sale              --            --            --             --             --
                                                          ------------  ------------  ------------   ------------   ------------

Balance, June 30, 1998                                       7,302,123  $ 14,604,246     1,650,103   $    165,010   $ 45,281,133
                                                          ============  ============  ============   ============   ============

                                                                                             NET
                                                                                          UNREALIZED
                                                                                        (LOSS)/GAIN ON
                                                                                          SECURITIES
                                                            RETAINED       TREASURY       AVAILABLE
                                                            EARNINGS         STOCK         FOR SALE
                                                          ------------   ------------    ------------
Balance, January 1, 1998                                  $ 38,023,359   $ (2,145,085)   $    638,142

Net income for the six months ended June 30,                 5,232,846             --              --
Conversion of Class B common stock to Class A
  common stock                                                 (13,491)            --              --
Purchase of treasury stock                                          --             --              --
4% stock dividends declared                                 (7,017,070)
Cash dividends on common stock                              (3,455,164)            --              --
Cash in lieu of fractional shares                               (3,829)
Stock options exercised
Net unrealized  loss on securities  available for sale              --             --          51,226
                                                          ------------   ------------    ------------

Balance, June 30, 1998                                    $ 32,766,652   $ (2,145,085)   $    689,368
                                                          ============   ============    ============

The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            SIX MONTHS ENDED JUNE 30,

                                                                          1998             1997
                                                                      ------------     ------------
Cash flows from operating activities
    Net income                                                        $  5,232,846     $  4,355,800
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                       233,564          201,972
        Provision (recovery )of loan loss reserve (credit)               2,400,000         (101,108)
        Accretion of investment securities discount                        (32,111)         (38,709)
        Amortization of investment securities premium                      126,663          399,446
        Amortization of deferred loan fees                                 (97,066)         (66,197)
        Accretion of discount on loans purchased                        (1,090,418)        (596,905)
        (Benefit) provision for deferred income taxes                       26,390           35,108
        (Gain) loss on other real estate                                        --         (329,404)
        (Gain) on sale of loans                                             (3,831)         (11,448)
        (Gain) on sale of investment securities                                 --          (13,643)
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                 360,134         (190,900)
        (Increase) decrease in other assets                                507,549         (302,504)
        Increase (decrease) in accrued interest payable                    614,028          512,465
        Increase in unearned income on loans                                98,365          226,315
        Increase (decrease) in other liabilities                        (2,193,207)         (62,050)
                                                                      ------------     ------------
               Net cash provided by operating activities                 6,182,906        4,018,238

Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                   200,000               --
    Proceeds from calls and maturities of HTM invest. securities        32,076,924       35,589,319
    Purchase of investment securities held to maturity                 (10,653,841)      (6,611,252)
    Purchase of investment securities available for sale                (5,074,045)     (11,013,781)
    Net decrease in loans                                                  627,070        2,931,878
    Purchase of premises and equipment                                    (598,942)        (237,271)
    Proceeds from sale and payments on other real estate                        --          607,892
                                                                      ------------     ------------
               Net cash (used in) provided by investing activities      16,577,166       21,266,785

Cash flows from financing activities:
    Net (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts            1,994,980      (11,878,943)
    Net increase (decrease) in certificates of deposit                     631,736        2,994,779
    Mortgage payments                                                      (21,693)         (20,624)
    Purchase of treasury stock                                                  --         (119,211)
    Net (decrease) increase in long term borrowings                    (15,000,000)      (2,500,000)
    Cash dividends                                                      (3,455,164)      (2,223,470)
    Cash in lieu of fractional shares                                       (3,830)          (2,477)
    Issuance of common stock under stock option plans                       31,484          224,031
    Other                                                                   51,227           68,149
                                                                      ------------     ------------
               Net cash provided by (used in) financing activities     (15,771,260)     (13,457,766)
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                             6,988,812       11,827,257
Cash and cash equivalents at beginning of year                          30,416,242       18,369,012
                                                                      ------------     ------------
Cash and cash equivalents at end of period                            $ 37,405,054     $ 30,196,269
                                                                      ============     ============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (the Company) and its wholly-owned subsidiaries: Royal Bank of Pennsylvania (the Bank), Royal Real Estate of Pennsylvania, Inc. and Royal Investments of Delaware, Inc. These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

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

2. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted average number of shares outstanding of 8,991,274 and 8,906,395 for the three months ended June 30, 1997 and 8,992,460 and 8,965,928 for the six months ended, June 30, 1998 and 1997, respectively.

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at June 30, 1998 are as follows:

                               AMORTIZED
                                  OR            GROSS          GROSS       APPROXIMATE
                               PURCHASED     UNREALIZED     UNREALIZED       MARKET        CARRYING
                                 COST           GAINS         LOSSES          VALUE          VALUE
                              -----------    -----------    -----------    -----------    -----------
AVAILABLE FOR SALE:
Common stock securities       $ 3,214,056    $    16,103    $        --    $ 3,230,159    $ 3,230,159
Preferred stock securities      2,904,353         20,647             --      2,925,000      2,925,000
Other securities               18,963,503      1,007,747             --     19,971,250     19,971,250
                              -----------    -----------    -----------    -----------    -----------
                              $25,081,912    $ 1,044,497    $        --    $26,126,409    $26,126,409
                              ===========    ===========    ===========    ===========    ===========

HELD TO MATURITY:
US Treasury & agencies        $ 8,366,398    $   143,314    $       309    $ 8,509,403    $ 8,366,398
Tax exempt securities           3,098,465         40,803             --      3,139,268      3,098,465
Taxable debt securities        31,384,974        459,929         10,928     31,833,975     31,384,974
                              -----------    -----------    -----------    -----------    -----------
                              $42,849,837    $   644,046    $    11,237    $43,482,646    $42,849,837
                              ===========    ===========    ===========    ===========    ===========

5. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                         THREE MONTHS ENDED JUNE 30,
                                                        -----------------------------
                                                            1998             1997
                                                        ------------     ------------
         BALANCE AT APRIL 1,                            $ 10,449,053     $  9,123,373

          Loans charged-off                                 (112,748)        (565,232)
          Recoveries                                          44,065           95,758
                                                        ------------     ------------
              Net charge-offs and recoveries                 (68,683)        (469,574)
          Provision for loan losses                               --         (101,107)
                                                        ------------     ------------

          BALANCE AT END OF PERIOD                      $ 10,380,370     $  8,552,792
                                                        ============     ============

                                                          SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------
                                                            1998             1997
                                                        ------------     ------------
         BALANCE AT JANUARY 1,                          $  8,186,237     $  9,084,153

          Loans charged-off                                 (339,753)        (601,568)
          Recoveries                                         133,886          171,314
                                                        ------------     ------------
              Net charge-offs and recoveries                (205,867)        (430,254)
          Provision for loan losses                        2,400,000         (101,107)
                                                        ------------     ------------

          BALANCE AT END OF PERIOD                      $ 10,380,370     $  8,552,792
                                                        ============     ============


7. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,309,216 and $4,368,704 at June 30, 1998 and 1997, respectively. Although the Company has non-performing loans of approximately $4,309,216 at June 30, 1998, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans was $1,210,706 at June 30, 1998. The Company identified a loan impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at June 30, 1998. The income that was recognized on impaired loans during the six-month period ended June 30, 1998 was $1,850. The cash collected on impaired loans during this three month period was $33,736, of which $31,886 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this six-month period in 1998 was $33,440. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

            ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the six-month period ended June 30, 1998.

         From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company's business include the following: general economic conditions, including their impact on capital expenditures, the Year 2000 problem, business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

FINANCIAL CONDITION

         Total consolidated assets as of June 30, 1998 were $404.5 million, a decrease of $12.1 million from the $416.6 million reported at year-end, December 31, 1997. This decrease is primarily due to a $16.4 million decrease in investment securities, partially offset by a $7.1 million increase in cash and cash equivalents. Liabilities decreased $14.0 million primarily due to a decrease in Federal funds purchased of $15 million from December 31, 1997, partially offset by a $2.6 million increase in deposits.

         This $16.4 million decrease in total investment securities is comprised mostly of a decrease in held to maturity ("HTM") investment securities of $21.5 million, partially offset by a $5.1 million increase in available-for-sale investment securities. The decrease in HTM investment securities is primarily due to scheduled maturities in 1998. HTM investment securities are primarily comprised of taxable corporate debt securities, which are "A" rated or better by Moody and/or Standard & Poor at the time of purchase, with maturities in the three to five year ranges. The $5.1 million increase in available-for-sale investment securities is comprised of capital trust securities.

         Net loans changed little from the $282.7 million level at December 31, 1997 declining $.3 million to $280.6 million at June 30, 1998. Average net loans were $290.9 million for the first six months of 1998. The allowance for loan loss increased $2.2 million to $10.4 million at June 30, 1998. The level of allowance for loan loss reserve represents 3.6% of total loans at June 30, 1998 versus 2.8% at December 31, 1997. The allowance for loan loss was increased due primarily to the increase in loans related to the purchase of a $75 million loan portfolio from the FDIC in December of 1997. This loan portfolio is comprised of approximately 175 commercial loans secured primarily by land, retail, and office properties in the mid-Atlantic and northeast regions.

         Total deposits, the primary source of funds, increased $2.6 million to $268.0 million at June 30, 1998, from $265.4 million at December 31, 1997. Average deposits were $281.9 million for the first six months of 1998. This increase in deposits is primarily due to increases experienced in certificates of deposits of $3.8 million, in addition to a $2.9 million increase in NOW and money market deposits. The balance of Federal funds purchased of $15 million at December 31, 1997 was paid down completely on January 2, 1998. Federal Home Loan Bank ("FHLB") advances did not change from its December 31, 1997 level of $31.1 million. This $31.1 million balance is comprised of three FHLB advances with a weighted average interest rate of approximately 6.3%.

         Consolidated stockholder's equity increased $1.9 million to $91.4 million at June 30, 1998 from $89.5 million at December 31, 1997. This increase is primarily due to net income of $5.2 million for the six-month period of 1998, partially offset by two quarterly cash dividends totaling $3.4 million. In the first and second quarter of 1998, the Board of Directors declared a cash dividends of twenty cents ($.20) per share for holders of Class A common stock and twenty three cents ($.23) per share for holders of Class B common stock. Additionally, the change in market value of available for sale investment securities in 1998 caused an upward adjustment to the accumulated unrealized gain of $51 thousand.

RESULTS OF OPERATIONS

         Consolidated net income for the three months ended, June 30, 1998 was $2,619,020 or $.30 basic earnings per share, as compared to net income of $2,114,124 or $.26 basic earnings per share, for the same three month period in 1997. This increase is primarily due to a 21% increase in net interest income in 1998. Consolidated net income for the six month period ended, June 30, 1998 was $5,232,846 or $.58 basic earnings per share as compared to net income of $4,355,800 or $.49 basic earnings per share for the same six month period in 1997. This increase is primarily due to a 23% increase in net interest income for the six-month period.

         Net interest income before provision for loan loss reserve increased $1.2 million to $6.8 million for the second quarter of 1998, as compared to $5.6 million for the same quarter ended in 1997. For the comparative six-month period, net interest income before for loan loss reserve increased $2.4 million to $13.0 million at June 30, 1998 as compared to $10.6 million at June 30, 1997. These increases in net interest income for both comparative three-month and six periods are primarily due increases in the average balance of net loans. Average net loans increased $93.4 million and $90.9 million for the respective three and six-month comparative periods in 1998 primarily due to the acquisition of a $75 million loan portfolio from the FDIC in December 1997, in addition to internally generated loan growth experienced in 1997 and 1998. Total interest expense on deposits and borrowings increased $.8 million and $1.6 million for the second quarter and six month-period of 1998. These increases were primarily the result of higher average balances of deposits and borrowings during 1998. These increases in average balances were due to the funding of the purchase of the FDIC loan portfolio in December 1997 discussed previously.

         Provision for loan loss was $2.4 million for the first six months of 1998 as compared to $-0- for the same period in 1997. Due to the increase in loans, a $2.4 million provision for loan loss was recorded in January of 1998. Charge-offs and recoveries were $340 and $134 thousand, respectively, for the six month period ended June 30, 1998 versus $602 and $171 thousand, respectively, for the same period in 1997. Overall, Management considers the current level of allowance for loan loss to be adequate at June 30, 1998.

         Total non-interest income for the comparative three and six month periods ended June 30, 1998 was $.3 million and $3 million, respectively, as compared to $.5 million and $1.0 million for the same respective periods in 1997. The $2 million increase for the six month comparative period is primarily due to a $2.4 million increase in other income, the result of a reversal of a legal accrual relating to the settlement of litigation in January of 1998. This increase was partially offset by $.3 million decrease in gains on sale of other real estate.

         Total non interest expense for the three months ended June 30, 1998 was $3.3 million, an increase of $.2 million, as compared to $3.1 million for the same period in 1997. For the comparative six-month period, total non-interest expense was $6.0 million as compared to $5.7 million for the same six-month period in 1997. These respective increases are primarily attributable to an increase in salaries and employee benefits expense in 1998.

YEAR 2000

         Management has initiated a company program to prepare the Company's computer systems and applications for the year 2000. The year 2000 problem is pervasive and complex as virtually every computer system will be affected in some way by the rollover of the two-digit year value to 00. Through special committee, the Company is conducting a comprehensive review of its computer systems and third party vendors providing hardware and software services to identify systems and vendors that could be affected by the year 2000 issue. As much of the Company's data processing is outsourced to third party vendors, the Company does not expect the costs associated with year 2000 compliance over the next two years to have a material effect on its financial position or results of operation. The amount expensed in 1998 is immaterial.

LIQUIDITY & INTEREST RATE SENSITIVITY

         Liquidity is the ability to ensure that adequate funds will be available to meet its financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration is the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is generally maintained equal to or greater than 25% of deposits and short-term liabilities.

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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 1998:

INTEREST RATE SENSITIVITY
(IN  MILLIONS)

                                                DAYS
                                        ---------------------     1 TO 5    OVER 5   NON-RATE
ASSETS(1)                                0 - 90      91 - 365     YEARS     YEARS    SENSITIVE    TOTAL
                                        --------     --------    --------  --------  ---------  --------
Interest-bearing deposits in banks      $    0.6     $  --       $   --    $   --    $          $    0.6

Federal funds sold                          27.0        --           --        --        --         27.0
Investment securities:
       Available for sale                   26.1        --           --        --        --         26.1
       Held to maturity                      6.0        14.4         13.9       8.6      --         42.9
                                        --------     -------     --------  --------  --------   --------
    Total investment securities             32.1        14.4         13.9       8.6      --         69.0
Loans:(2)
       Fixed rate(3)                        13.2         8.7         96.4      41.0      --        159.4
       Variable rate                        32.0        32.8         53.5      23.1      --        141.3
                                        --------     -------     --------  --------  --------   --------
    Total loans                             45.2        41.5        149.9      64.1      --        300.7
Other assets(4)                             --          --           --        --         7.3        7.3
                                        --------     -------     --------  --------  --------   --------
    Total Assets                        $  104.9     $  55.9     $  163.8  $   72.6  $    7.3   $  404.5
                                        ========     =======     ========  ========  ========   ========

LIABILITIES & CAPITAL

Deposits:
       Non interest bearing deposits    $   --       $  --       $   --    $   --    $   38.5   $   38.5
       Interest bearing deposits(5)         63.1        25.6         --        --        --         88.7
       Certificate of deposits              16.9        47.7         42.2      34.0      --        140.8
                                        --------     -------     --------  --------  --------   --------
    Total deposits                          80.0        73.3         42.2      34.0      38.5      268.0
Short term borrowings                       --          --           --        --        --         --
Mortgage and long term borrowings            0.6         0.6         30.4      --        --         31.6
Other liabilities                           --          --           --        --        13.5       13.5
Capital                                     --          --           --        --        91.4       91.4
                                        --------     -------     --------  --------  --------   --------
    Total liabilities & capital         $   80.6     $  73.9     $   72.6  $   34.0  $  143.4   $  404.5
                                        ========     =======     ========  ========  ========   ========

Net  interest rate  GAP                 $   24.3     ($ 18.0)    $   91.2  $   38.6  ($ 136.0)
                                        ========     =======     ========  ========  ========

Cumulative interest rate  GAP           $   24.3     $   6.4     $   97.5  $  136.0      --
                                        ========     =======     ========  ========  ========
GAP to total  assets                           6%         (5%)
                                        ========     =======
GAP to total equity                           40%        (29%)
                                        ========     =======
Cumulative GAP to total assets                 6%          2%
                                        ========     =======
Cumulative GAP to total equity                40%         10%
                                        ========     =======


(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at June 30, 1998.

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

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 1998, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                  JUNE 30, 1998          DECEMBER 31, 1997
                                                  -------------          -----------------
             CAPITAL LEVELS
               Tier 1 leverage ratio                  22.1%                    25.6%
               Tier 1 risk-based ratio                26.2%                    25.1%
               Total risk-based ratio                 27.5%                    26.4%

             CAPITAL PERFORMANCE
               Return on average assets               2.6%(1)                   2.7%
               Return on average equity              11.7%(1)                  10.8%
                                                                               (1) annualized

         The Company's ratios compare favorably to the minimum required amounts of Tier 1 and total capital to "risk weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. The Company currently meets the criteria for a well-capitalized institution, and management believes that the Company will continue to meets its minimum capital requirements. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities that, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

  None

ITEM 2. CHANGES IN SECURITIES

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

On Wednesday, June 17, 1998 the Annual Meeting of Shareholders of Royal Bancshares of Pennsylvania, Inc. was convened in Philadelphia, PA at 6:30 PM. The following nominees were elected as Class II Directors of the Company to serve for a three-year term:

                                   FOR                 WITHHOLD AUTHORITY
                            ------------------         ------------------
         Jack R. Loew           18,995,826                   38,241
         Daniel M. Tabas        18,995,826                   38,241
         Albert Ominsky         19,026,025                    8,042
         Robert R. Tabas        19,024,905                    9,162
         Gregory Reardon        19,026,025                    8,042


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



                                 ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                             (Registrant)



Dated:  August 14th, 1998        /s/ James J. McSwiggan
                           -----------------------------------------------------
                                 James J. McSwiggan, Chief Financial Officer
                                    and Treasurer



Dated:  August 14th, 1998        /s/ David J. Greenfield
                           -----------------------------------------------------
                                 David J. Greenfield, Controller