Form 10-Q
period 1998-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1998-11-13
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               for the quarterly period ended: SEPTEMBER 30, 1998
                                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the transition period from: ____ to ____

                         Commission file number: 0-26366
                                                 -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                     --------------------------------------
              (Exact name of the bank as specified in its charter)

               PENNSYLVANIA                               23-2812193
      -----------------------------                    -------------------
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
                                Yes  X   No
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class A Common Stock              Outstanding at September 30, 1998
       --------------------              ---------------------------------
         $2.00 PAR VALUE                 7,177,359

       Class B Common Stock              Outstanding at September 30, 1998
       --------------------              ---------------------------------
         $.10 PAR VALUE                  1,631,710

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                        ASSETS                                                             SEPT 30, 1998            DEC 31, 1997
                                                                                           -------------            ------------
Cash and due from banks                                                                    $  8,509,909             $  7,491,242
Federal funds sold                                                                           34,800,000               22,925,000
                                                                                           ------------             ------------
                    Total cash and cash equivalents                                          43,309,909               30,416,242
                                                                                           ------------             ------------
Interest bearing deposits in banks                                                              100,030                  300,030
Investment securities held to maturity (market value of $37,260,670 @
          9/30/98 & $64,984,987 @ 12/31/97)                                                  36,853,054               64,371,042

Investment securities available for sale - at market value                                   37,452,143               21,048,793
Total loans                                                                                 286,901,694              290,897,048
     Less allowance for loan losses                                                          10,823,299                8,186,237
                                                                                           ------------             ------------
                    Net loans                                                               276,078,395              282,710,811

Premises and equipment, net                                                                   5,227,940                4,788,921
Accrued interest and other assets                                                            10,435,316               12,962,240
                                                                                           ------------             ------------
                                                                                           $409,456,787             $416,598,079
                                                                                           ============             ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest bearing                                                              $ 37,538,012             $ 37,712,928
         Interest bearing (includes certificates of deposit in excess
            Of $100,000 of $34,271,746 @ 9/30/98 and
            $33,175,135 @ 12/31/97)                                                         232,668,666              227,650,506
                                                                                           ------------             ------------
                    Total deposits                                                          270,206,678              265,363,434

     Federal funds purchased                                                                         --               15,000,000
     Accrued interest and other liabilities                                                  14,035,360               15,095,998
     Long -term borrowings                                                                   31,063,000               31,063,000
     Mortgage payable                                                                           538,125                  570,885
                                                                                           ------------             ------------
                    Total liabilities                                                       315,843,163              327,093,317
                                                                                           ------------             ------------
Stockholders' equity
     Common stock
         Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
            7,384,875 @ 9/30/98 & 7,015,721 @ 12/31/97                                       14,769,750               14,031,442
         Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
            1,631,710 @ 9/30/98 & 1,592,859 @ 12/31/97                                          163,171                  159,286
     Capital surplus                                                                         45,322,075               38,797,618
     Retained earnings                                                                       33,981,097               38,023,359
     Accumulated unrealized gain/(loss) on invest. Securities available for sale              1,522,616                  638,142
                                                                                           ------------             ------------
                                                                                             95,758,709               91,649,847
     Treasury stock - at cost, shares of  Class A, 207,516 @ 9/30/98,
          207,516 @ 12/31/97                                                                 (2,145,085)              (2,145,085)
                                                                                           ------------             ------------
                                                                                             93,613,624               89,504,762
                                                                                           ------------             ------------
                                                                                           $409,456,787             $416,598,079
                                                                                           ============             ============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED, SEPT 30,
                                                                                 ----------------------------------

                                                                                      1998                  1997
                                                                                 ------------          ------------
Interest income
     Loans, including fees                                                       $ 8,888,125           $ 5,999,298
     Investment securities held to maturity
          Taxable                                                                    623,039             1,176,095
          Tax-exempt                                                                  57,616                33,204
     Investment securities available for sale
          Taxable                                                                    675,691               331,194
          Tax-exempt                                                                       -                     -
     Deposits in banks                                                                 3,535                11,658
     Federal funds sold                                                              454,110               286,153
                                                                                 -----------           -----------
               TOTAL INTEREST INCOME                                              10,702,116             7,837,602
                                                                                 -----------           -----------
Interest expense
     Deposits                                                                      2,900,536             2,432,801
     Mortgage payable and other                                                      501,322                42,726
     Federal funds purchased                                                               -
                                                                                 -----------           -----------
               TOTAL INTEREST EXPENSE                                              3,401,858             2,475,527
                                                                                 -----------           -----------
               NET INTEREST INCOME                                                 7,300,258             5,362,075

Increase in provision for loan losses                                                      -            (1,573,801)
                                                                                 -----------           -----------
               NET INTEREST INCOME AFTER PROVISION
                  FOR LOAN LOSSES                                                  7,300,258             6,935,876
                                                                                 -----------           -----------

Other income (expense)
     Service charges and fees                                                        188,077               250,735
     Realized gains on sale of investment securities available for sale                    -                     -
     Gain on sale of other real estate                                                     -                76,813
     Gain on sale of loans                                                                 -                15,945
     Other income                                                                     77,869               133,803
                                                                                 -----------           -----------
                                                                                     265,946               477,296
                                                                                 -----------           -----------
Other expenses
     Salaries & wages                                                              1,334,789             1,241,805
     Employee benefits                                                               556,744             1,468,606
     Occupancy and equipment                                                         179,360               199,189
     Other operating expenses                                                      1,724,489             1,121,406
                                                                                 -----------           -----------
                                                                                   3,795,382             4,031,006
                                                                                 -----------           -----------

               INCOME BEFORE INCOME TAXES                                          3,770,822             3,382,166
     Income taxes                                                                    705,654               954,283
                                                                                 -----------           -----------
               NET INCOME                                                        $ 3,065,168           $ 2,427,883
                                                                                 ===========           ===========
     Per share data
          Net income - basic                                                     $       .34           $       .27
                                                                                 ===========           ===========
          Net income - diluted                                                   $       .33           $       .26
                                                                                 ===========           ===========


The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED, SEPT 30,
                                                                                       --------------------------------------

                                                                                           1998                      1997
                                                                                       -----------                -----------
Interest income
     Loans, including fees                                                             $25,170,358                $17,515,762
     Investment securities held to maturity
          Taxable                                                                        2,292,780                  4,549,374
          Tax-exempt                                                                       165,766                     62,704
     Investment securities available for sale
          Taxable                                                                        1,571,875                    528,921
          Tax-exempt                                                                             -                          -
     Deposits in banks                                                                      19,211                    102,620
     Federal funds sold                                                                  1,060,193                    676,229
                                                                                       -----------                -----------
               TOTAL INTEREST INCOME                                                    30,280,182                 23,435,610
                                                                                       -----------                -----------
Interest expense
     Deposits                                                                            8,479,894                  7,332,955
     Mortgage payable and other                                                          1,492,724                    143,041
     Federal funds purchased                                                                 4,094                          -
                                                                                       -----------                -----------
               TOTAL INTEREST EXPENSE                                                    9,976,712                  7,475,996
                                                                                       -----------                -----------
               NET INTEREST INCOME                                                      20,303,470                 15,959,614
Increase in provision for loan losses                                                    2,400,000                (1,674,909)
                                                                                       -----------                -----------
               NET INTEREST INCOME AFTER PROVISION
                  FOR LOAN LOSSES                                                       17,903,470                 17,634,523
                                                                                       -----------                -----------

Other income (expense)
     Service charges and fees                                                              606,892                    753,985
     Realized gains on sale of investment securities available for sale                          -                     13,643
     Gain on sale of other real estate                                                           -                    406,217
     Gain on sale of loans                                                                   3,831                     27,393
     Other income                                                                        2,663,096                    314,011
                                                                                       -----------                -----------
                                                                                         3,273,819                  1,515,249
                                                                                       -----------                -----------
Other expenses
     Salaries & wages                                                                    4,014,468                  3,590,733
     Employee benefits                                                                   1,570,102                  2,440,706
     Occupancy and equipment                                                               529,249                    534,469
     Other operating expenses                                                            3,717,799                  3,143,562
                                                                                       -----------                -----------
                                                                                         9,831,618                  9,709,470
                                                                                       -----------                -----------

               INCOME BEFORE INCOME TAXES                                               11,345,671                  9,440,302
     Income taxes                                                                        3,047,657                  2,656,619
                                                                                       -----------                -----------
               NET INCOME                                                              $ 8,298,014                $ 6,783,683
                                                                                       ===========                ===========
     Per share data
          Net income - basic                                                           $       .92                $       .76
                                                                                       ===========                ===========
          Net income - diluted                                                         $       .89                $       .73
                                                                                       ===========                ===========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED, SEPT 30,
                                                                                     ---------------------------------

                                                                                         1998                1997
                                                                                     -----------           ----------
     Net income                                                                       $3,065,168           $2,427,883
                                                                                      ----------           ----------
     Other comprehensive income, net of tax
          Net unrealized gains (losses) on securities                                    778,809             (51,282)
          Reclassification adjustment: (gain) loss included in net income                     --                   --
                                                                                      ----------           ----------

     Comprehensive income                                                             $3,843,977           $2,376,601
                                                                                      ==========           ==========




                                                                                       NINE MONTHS ENDED, SEPT 30,
                                                                                     ---------------------------------

                                                                                            1998             1997
                                                                                         ----------       ----------
     Net income                                                                          $8,298,014       $6,783,683
                                                                                         ----------       ----------
     Other comprehensive income, net of tax
          Net unrealized gains (losses) on securities                                       610,287          289,835
          Reclassification adjustment: (gain) loss included in net income                        --          (9,414)
                                                                                         ----------       ----------

     Comprehensive income                                                                $8,908,301       $7,064,104
                                                                                         ==========       ==========

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)




                                                                  CLASS A COMMON STOCK                CLASS B COMMON STOCK
                                                         ----------------------------------     ----------------------------------
                                                            SHARES               AMOUNT           SHARES                AMOUNT
                                                         -------------        -------------     ------------         -------------

Balance, January 1, 1998                                   7,015,721           $14,031,442        1,592,859              $159,286

Net income for the nine months ended Sept 30,                      -                     -                -
Conversion of Class B common stock to Class A
  common stock                                                28,211                56,422         (24,744)               (2,474)
Purchase of treasury stock                                         -                     -                -                     -
4% stock dividends declared                                  272,313               544,626           63,595                 6,360
Cash dividends on common stock                                     -                     -                -                     -
Cash in lieu of fractional shares                                  -                     -                -                     -
Stock options exercised                                       68,630               137,260
Net unrealized loss on securities available for sale               -                     -                -                     -
                                                           ---------           -----------        ---------              --------

Balance, September 30, 1998                                7,384,875           $14,769,750        1,631,710              $163,171
                                                           =========           ===========        =========              ========


                                                                                                                         NET
                                                                                                                      UNREALIZED
                                                                                                                    (LOSS)/GAIN ON
                                                                                                                      SECURITIES
                                                            CAPITAL            RETAINED            TREASURY           AVAILABLE
                                                            SURPLUS            EARNINGS             STOCK              FOR SALE
                                                         --------------     --------------     ---------------    ------------------

Balance, January 1, 1998                                   $38,797,618        $38,023,359       $(2,145,085)           $  638,142

Net income for the nine months ended Sept 30,                        -          8,298,012                  -                    -
Conversion of Class B common stock to Class A
  common stock                                                       -           (53,949)                  -                    -
Purchase of treasury stock                                           -                  -                  -                    -
4% stock dividends declared                                  6,466,084        (7,017,070)
Cash dividends on common stock                                       -        (5,265,426)                  -                    -
Cash in lieu of fractional shares                                    -            (3,829)
Stock options exercised                                         58,372
Net unrealized loss on securities available for sale                 -                  -                  -              884,474
                                                           -----------        -----------       ------------           ----------

Balance, September 30, 1998                                $45,322,075        $33,981,097       $(2,145,085)           $1,522,616
                                                           ===========        ===========       ============           ==========

The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                                  1998                    1997
                                                                              ------------            ------------
Cash flows from operating activities
     Net income                                                               $  8,298,014            $  6,783,683
     Adjustments to reconcile net income to
               net cash provided by operating activities
          Depreciation                                                             260,912                 236,246
          Provision (recovery )of loan loss reserve (credit)                     2,400,000              (1,674,908)
          Accretion of investment securities discount                              (41,242)                (61,210)
          Amortization of investment securities premium                            210,769                 717,252
          Amortization of deferred loan fees                                      (174,160)               (109,593)
          Accretion of discount on loans purchased                              (2,351,778)             (1,150,384)
          (Benefit) provision for deferred income taxes                            149,215                 471,627
          (Gain) loss on other real estate                                              --                (406,217)
          (Gain) on sale of loans                                                   (3,831)                (27,393)
           (Gain) on sale of investment securities                                      --                 (13,643)
      Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable                       286,065                (284,881)
          (Increase) decrease in other assets                                    2,745,555               1,895,371
          Increase (decrease) in accrued interest payable                        1,448,420                 512,693
          Increase in unearned income on loans                                     296,923                 341,304
          Increase (decrease) in other liabilities                              (2,509,058)                763,260
                                                                              ------------            ------------
                    Net cash provided by operating activities                   11,015,804               7,993,207

Cash flows from investing activities
     Net (decrease) in interest bearing balances in banks                          200,000                      --
     Proceeds from calls and maturities of HTM invest. Securities               38,140,723              48,544,611
     Purchase of investment securities held to maturity                        (10,728,818)             (9,324,013)
     Purchase of investment securities available for sale                      (16,466,796)            (14,533,809)
     Net decrease in loans                                                       5,811,347              (5,180,634)
     Purchase of premises and equipment                                           (699,931)               (333,122)
     Proceeds from sale and payments on other real estate                               --                 607,892
                                                                              ------------            ------------
                    Net cash (used in) provided by investing activities         16,256,525              19,780,925

Cash flows from financing activities:
     Net (decrease) in non-interest bearing and
          interest bearing demand deposits nd savings accounts                   2,604,560              (3,353,084)
     Net increase (decrease) in certificates of deposit                          2,238,684              (5,118,273)
     Mortgage payments                                                             (32,760)                (31,104)
     Purchase of treasury stock                                                         --                (119,211)
     Net (decrease) increase in long term borrowings                           (15,000,000)             (2,500,000)
     Cash dividends                                                             (5,265,425)             (3,759,566)
      Cash in lieu of fractional shares                                             (3,830)                 (2,479)
     Issuance of common stock under stock option plans                             195,632                 292,353
     Other                                                                         884,478                 420,053
                                                                              ------------            ------------
                    Net cash provided by (used in) financing activities        (14,378,662)            (14,171,311)
                    NET (DECREASE) INCREASE IN
                        CASH AND CASH EQUIVALENTS                               12,893,668              13,602,821
Cash and cash equivalents at beginning of year                                  30,416,242              18,369,012
                                                                              ------------            ------------
Cash and cash equivalents at end of period                                    $ 43,309,909            $ 31,971,833
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

2. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Per share data are based on the weighted-average number of shares outstanding of 9,053,826 and 8,909,691 for the three months ended September 30, 1997 and 9,013,274 and 8,905,458 for the nine months ended, September 30, 1998 and 1997, respectively.

4.          Investment Securities:

            The carrying value and approximate market value of investment securities at September 30, 1998 are as follows:


                                 AMORTIZED
                                     OR                 GROSS             GROSS            APPROXIMATE
                                 PURCHASED            UNREALIZED        UNREALIZED            MARKET             CARRYING
                                    COST                GAINS             LOSSES              VALUE               VALUE
                                ------------        --------------    --------------    -----------------    ---------------
AVAILABLE FOR SALE:
-------------------
Common stock securities          $3,209,556             $14,838          $      -            $3,224,394          $3,224,394
Preferred stock securities        2,904,353                   -            40,603             2,863,750           2,863,750
Other securities                 29,031,240           2,332,759                 -            31,363,999          31,363,999
                                -----------          ----------          --------           -----------         -----------
                                $35,145,149          $2,347,597          $ 40,603           $37,452,143         $37,452,143
                                ===========          ==========          ========           ===========         ===========

HELD TO MATURITY:
-----------------
US Treasury & agencies           $8,039,638           $ 159,829              $372            $8,199,095          $8,039,638
Tax exempt securities             3,098,465              35,223                 -             3,133,688           3,098,465
Taxable debt securities          25,714,952             315,794           102,859            25,927,887          25,714,951
                                -----------          ----------          --------           -----------         -----------
                                $36,853,055           $ 510,846          $103,231           $37,260,670         $36,853,054
                                ===========          ==========          ========           ===========         ===========

5. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133. To date the Company and its subsidiaries have not participated in derivative instruments or hedging activity.

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                                     THREE MONTHS ENDED SEPT 30,
                                                                --------------------------------------
                                                                     1998                      1997
                                                                -------------              -----------
            BALANCE AT JULY 1,                                   $10,380,370                $8,552,792

                 Loans charged-off                                        --                  (160,222)
                 Recoveries                                          442,929                 1,579,289
                                                                 -----------               -----------
                      Net charge-offs and recoveries                 442,929                 1,419,067
                 Provision for loan losses                                --                (1,573,801)
                                                                 -----------               -----------

            BALANCE AT END OF PERIOD                             $10,823,299                $8,398,058
                                                                 ===========               ===========

                                                                      NINE MONTHS ENDED SEPT 30,
                                                                --------------------------------------
                                                                     1998                      1997
                                                                -------------              -----------
             BALANCE AT JANUARY 1,                                $8,186,237                $9,084,153

                 Loans charged-off                                  (339,753)                 (761,791)
                 Recoveries                                          576,815                 1,750,605
                                                                 -----------               -----------
                      Net charge-offs and recoveries                 237,062                   988,814
                 Provision for loan losses                         2,400,000                (1,674,909)
                                                                 -----------               -----------

             BALANCE AT END OF PERIOD                            $10,823,299                $8,398,058
                                                                 ===========               ===========

7. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $6,024,582 and $4,368,704 at September 30, 1998 and 1997, respectively. Although the Company has non-performing loans of approximately $6,024,582 at September 30, 1998, management believes it has adequate collateral to limit its credit risks.

            The balance of impaired loans was $2,607,090 at September 30, 1998. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at September 30, 1998. The income that was recognized on impaired loans during the nine-month period ended September 30, 1998 was $-0-. The cash collected on impaired loans during this nine-month period was $89,372, of which $89,372 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this nine-month period in 1998 was $69,736. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS


            The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the nine-month period ended September 30, 1998.

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

FINANCIAL CONDITION

            Total consolidated assets as of September 30, 1998 were $409.5 million, a decrease of $7.1 million from the $416.6 million reported at year-end, December 31, 1997. This decrease is primarily due to a $11.1 million decrease in investment securities and $6.6 million decrease in net loans, partially offset by a $12.9 million increase in cash and cash equivalents. Liabilities decreased $11.3 million primarily due to a decrease in Federal funds purchased of $15 million from December 31, 1997, partially offset by a $4.8 million increase in deposits.

            This $11.1 million decrease in total investment securities is comprised mostly of a decrease in held to maturity ("HTM") investment securities of $27.5 million, partially offset by a $16.4 million increase in available-for-sale investment securities. The decrease in HTM investment securities is primarily due to scheduled maturities in 1998. HTM investment securities are primarily comprised of taxable corporate debt securities, which are rated "BBB" or better by Moody and/or Standard & Poor at the time of purchase, with maturities in the three to five year range. The $16.4 million increase in available-for-sale investment securities is comprised of capital trust securities.

            Net loans changed declined slightly from the $282.7 million level at December 31, 1997 to $276.1 million at September 30, 1998, or 2.3%. Average net loans were $290.9 million for the first nine months of 1998. The allowance for loan loss increased $2.6 million to $10.8 million at September 30, 1998. The level of allowance for loan loss reserve represents 3.8% of total loans at September 30, 1998 versus 2.8% at December 31, 1997. The allowance for loan loss was increased due primarily to the increase in loans related to the purchase of a $75 million loan portfolio from the FDIC in December of 1997. This purchased loan portfolio is comprised of approximately 175 commercial loans secured primarily by land, retail, and office properties in the mid-Atlantic and northeast regions.

            Total deposits, the primary source of funds, increased $4.8 million to $270.2 million at September 30, 1998, from $265.4 million at December 31, 1997. Average deposits were $269.0 million for the first nine months of 1998. This increase in deposits is primarily due to increases experienced in certificates of deposits of $2.4 million, in addition to a $2.8 million increase in NOW and money market deposits. The balance of Federal funds purchased of $15 million at December 31, 1997 was paid down completely on January 2, 1998. Federal Home Loan Bank ("FHLB") advances did not change from its December 31, 1997 level of $31.1 million. This $31.1 million balance is comprised of three FHLB advances with a weighted average interest rate of approximately 6.3%.

            Consolidated stockholder's equity increased $4.1 million to $93.6 million at September 30, 1998 from $89.5 million at December 31, 1997. This increase is primarily due to net income of $8.3 million for the nine-month period of 1998, partially offset by three quarterly cash dividends totaling $5.3 million. In the first, second and third quarters of 1998, the Board of Directors declared a cash dividends of twenty cents ($.20) per share for holders of Class A common stock and twenty three cents ($.23) per share for holders of Class B common stock. Additionally, the change in market value of available for sale investment securities in 1998 caused an upward adjustment to the accumulated unrealized gain of $.9 million.

RESULTS OF OPERATIONS

            Consolidated net income for the three months ended, September 30, 1998 was $3,065,168 or $.34 basic earnings per share, as compared to net income of $2,427,883 or $.27 basic earnings per share, for the same three month period in 1997. This increase is primarily due to an increase in net interest income in 1998. Consolidated net income for the nine month period ended, September 30, 1998 was $8,298,014 or $.92 basic earnings per share as compared to net income of $6,783,683 or $.76 basic earnings per share for the same nine month period in 1997. This increase is primarily due to an increase in net interest income versus the same nine-month period in 1997.

            Net interest income increased $1.9 million to $7.3 million for the third quarter of 1998, as compared to $5.3 million for the same quarter ended in 1997. For the comparative nine-month period, net interest income increased $4.3 million to $20.3 million at September 30, 1998 as compared to $15.9 million at September 30, 1997. These increases in net interest income for both comparative three-month and nine-month periods are primarily due to increases in the average balance of loans. Average net loans increased $91.3 million and $91.4 million for the respective three and nine-month comparative periods in 1998, primarily due to the acquisition of a $75 million loan portfolio from the FDIC in December 1997, in addition to internally generated loan growth experienced in 1997 and 1998. Total interest expense on deposits and borrowings increased $.9 million and $2.5 million for the three and nine-month periods of 1998. These increases were primarily the result of higher average balances of deposits and borrowings during 1998. These increases in average balances were due to the funding of the purchase of the FDIC loan portfolio in December 1997 discussed previously.

            Provision for loan loss was $2.4 million for the first nine months of 1998 as compared to ($1.5 million) credit, for the same period in 1997. Due to the increase in loans, a $2.4 million provision for loan loss was recorded in January of 1998. In 1997, due to recoveries exceeding charge-offs, a recovery of $1.5 million (credit) was recorded. Charge-offs and recoveries were $340 and $577 thousand, respectively, for the nine month period ended September 30, 1998 versus $160 and $1.5 million, respectively, for the same period in 1997. Overall, Management considers the current level of allowance for loan loss to be adequate at September 30, 1998.

            Total non-interest income for the comparative three and nine month periods ended September 30, 1998 was $.3 million and $3.3 million, respectively, as compared to $.5 million and $1.5 million for the same respective periods in 1997. The $1.8 million increase for the nine month comparative period is primarily due to a $2.4 million increase in other income, the result of a reversal of a legal accrual relating to the settlement of litigation in January of 1998. This increase was partially offset by $.4 million and $.1 million decrease in gains on sale of other real estate and service charges, respectively.

            Total non interest expense for the three months ended September 30, 1998 was $3.8 million, a decrease of $.2 million, as compared to $4.0 million for the same period in 1997. For the comparative nine-month period, total non-interest expense was $9.8 million as compared to $9.7 million for the same nine-month period in 1997.

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

            The liquidity ratio of the Company remains strong at approximately 42% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, US Treasuries and agencies, and to a lesser extent, obligations of state and political subdivisions and federal funds sold. The overall liquidity position is monitored on a monthly basis.

            Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 1998:

INTEREST RATE SENSITIVITY
(IN MILLIONS)                                            DAYS
                                          -----------------------------------       1 TO 5
ASSETS (1)                                    0 - 90            91 - 365             YEARS
------                                    ----------------   ----------------   ----------------
Interest-bearing deposits in banks              $  0.5           $    --             $   --
Federal funds sold                                34.8                --                 --
Investment securities:
       Available for sale                         37.5                --                 --
       Held to maturity                            5.0               6.6               16.7
                                                ------           -------             ------
    Total investment securities                   42.4               6.6               16.7
Loans: (2)
       Fixed rate (3)                             10.6               6.1              102.8
       Variable rate                              33.4              25.7               50.3
                                                ------           -------             ------
    Total loans                                   44.1              31.8              153.1
Other assets (4)                                    --                --                 --
                                                ------           -------             ------
    Total Assets                                $121.8           $  38.5             $169.9
                                                ======           =======             ======

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits            $   --           $    --             $   --
       Interest bearing deposits (5)              59.6                --               30.8
       Certificate of deposits                    25.9              42.7               73.7
                                                ------           -------             ------
    Total deposits                                85.5              42.7              104.5
Short term borrowings                               --                --                 --
Mortgage and long term borrowings                  0.6               0.5               30.5
Other liabilities                                   --                --                 --
Capital                                             --                --                 --
                                                ------           -------             ------
    Total liabilities & capital                 $ 86.1           $  43.2             $135.0
                                                ======           =======             ======

Net  interest rate  GAP                         $ 35.7           $ ( 4.7)            $ 34.9
                                                ======           =======             ======

Cumulative interest rate  GAP                   $ 35.7           $  31.0             $ 65.8
                                                ======           =======             ======
GAP to total  assets                                 9%               (1%)
                                                ======           =======
GAP to total equity                                 56%               (7%)
                                                ======           =======
Cumulative GAP to total assets                       9%                8%
                                                ======           =======
Cumulative GAP to total equity                      56%               49%
                                                ======           =======

INTEREST RATE SENSITIVITY
(IN MILLIONS)
                                              OVER 5             NON-RATE
ASSETS (1)                                     YEARS            SENSITIVE             TOTAL
------                                    ----------------   -----------------   ----------------
Interest-bearing deposits in banks             $   --            $      --            $  0.5
Federal funds sold                                 --                                   34.8
Investment securities:
       Available for sale                          --                   --              37.5
       Held to maturity                           8.6                   --              37.0
                                               ------            ---------            ------
    Total investment securities                   8.6                   --              74.4
Loans: (2)
       Fixed rate (3)                            39.7                   --             159.2
       Variable rate                             26.7                   --             136.3
                                               ------            ---------            ------
    Total loans                                  66.4                   --             295.5
Other assets (4)                                   --                  4.3               4.3
                                               ------            ---------            ------
    Total Assets                               $ 75.1            $     4.3            $409.5
                                               ======            =========            ======

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits           $   --            $    37.5            $ 37.5
       Interest bearing deposits (5)               --                   --              90.4
       Certificate of deposits                     --                   --             142.3
                                               ------            ---------            ------
    Total deposits                                 --                 37.5             270.2
Short term borrowings                              --                   --                --
Mortgage and long term borrowings                  --                   --              31.6
Other liabilities                                  --                 14.1              14.1
Capital                                            --                 93.6              93.6
                                               ------            ---------            ------
    Total liabilities & capital                $   --            $   145.2            $409.5
                                               ======            =========            ======

Net  interest rate  GAP                        $ 75.1            $ ( 141.0)
                                               ======            =========

Cumulative interest rate  GAP                  $141.0                   --
                                               ======            =========
GAP to total  assets

GAP to total equity

Cumulative GAP to total assets

Cumulative GAP to total equity

(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at September 30, 1998.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

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

CAPITAL ADEQUACY

            The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At September 30, 1998, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

            The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                     SEPT 30, 1998          DECEMBER 31, 1997
                                                     -------------          -----------------
                 CAPITAL LEVELS
                   Tier 1 leverage ratio                 22.3%                  25.6%
                   Tier 1 risk-based ratio               27.2%                  25.1%
                   Total risk-based ratio                28.4%                  26.4%

                 CAPITAL PERFORMANCE
                   Return on average assets              2.7% (1)                2.7%
                   Return on average equity             12.2% (1)               10.8%
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



                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                  (Registrant)



Dated:  November 13th, 1998      /s/ Lee E. Tabas
                                 ---------------------------------------
                                        Lee E. Tabas, President and CEO



Dated:  November 13th, 1998      /s/ David J. Greenfield
                                 ---------------------------------------
                                       David J. Greenfield, Controller