Form 10-K405
period 1998-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1999-03-30
CIK 922487

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended DECEMBER 31, 1998

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

         Securities registered pursuant to Section 12(g) of the Act:
               CLASS A COMMON STOCK   ($2.00 PAR VALUE)
               CLASS B COMMON STOCK   ($.10 PAR VALUE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [ X ]  No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of common shares of the Registrant held by non-affiliates, based on the closing sale price as of February 28, 1999 was $54,714,031.

          As of February 28, 1999, the Registrant had 7,224,883 and 1,630,517 shares outstanding of Class A and Class B common stock, respectively.

ITEM 1. BUSINESS.

THE COMPANY

         Royal Bancshares of Pennsylvania, Inc. ("RBPA" or the "Registrant") is a Pennsylvania business corporation and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank of Pennsylvania (the "Bank"), all of the outstanding shares of common stock of the Bank were acquired by the RBPA and were exchanged on a one-for-one basis for common stock of RBPA. The principal activities of RBPA are owning and supervising the Bank, which engages in a general banking business in Montgomery County, Pennsylvania. RBPA also has a wholly owned nonbank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. At December 31, 1998, RBPA had consolidated total assets of approximately $427.6 million, total deposits of approximately $290.4 million and stockholders' equity of approximately $94.1 million.

         From time to time, RBPA may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. When we use words such as "believes", or "expects," "anticipates" or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, RBPA notes that a variety of factors could cause RBPA's actual results and experience to differ materially from the anticipated results or other expectations expressed in RBPA's forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of RBPA's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

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

         The Bank derives its income principally from interest charged on loans and interest on investment securities and fees received in connection with the origination of loans and other services. The Bank's principal expenses are interest expense on deposits and operating expenses. Funds for activities are provided principally by operating revenues, deposit growth and the repayment of outstanding loans.

         Service Area. The Bank's primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, southern New Jersey and Delaware in the vicinity of Wilmington. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. The Bank serves this area from thirteen offices located throughout Montgomery, Philadelphia and Berks counties. The Bank also considers the states of Pennsylvania, New Jersey, New

York and Delaware to constitute its service area for certain services. On occasion, the Bank will do business with clients located outside of its service area. The Bank's legal headquarters are located at 732 Montgomery Avenue, Narberth, PA.

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

         Competition. The Bank is subject to intense competition from commercial banks, thrifts and other financial institutions. The Bank actively competes with such banks and institutions for local deposits and local retail and commercial accounts, and is also subject to competition from banks from areas outside its service area for certain segments of its business. For a number of years, competition has been increasing in the Bank's basic banking business because of the growing number of financial service entities that have entered our local market. This trend was accelerated by the passage of federal laws in the early 1980's, which sharply expanded the powers of thrifts and credit unions, giving them most of the powers that were formerly reserved for commercial banks. While attempting to equalize the competition among the depository institutions, these statutes have little effect on less regulated entities such as money market mutual funds and investment banking firms. Many of these competitors have substantially greater financial resources and more extensive branch systems. To be successful, smaller banks must find a competitive edge. The Bank prides itself on giving its customers personalized service. The Bank has continued at modest levels its research activities relating to the development of new services and the improvement of existing bank services. Marketing activities have continued that have allowed the Bank to remain competitive. These activities include the review of existing services and the solicitation of new users of banking services. The Bank is not dependent upon a single customer or a small number of customers, the loss of which should have a material adverse effect on the Bank or RBPA.

         Employees. RBPA employed approximately 133 persons on a full-time equivalent basis as of December 31, 1998.

         Deposits. At December 31, 1998, total deposits of the Bank were distributed among demand deposits (14%), money market deposit accounts, savings and Super Now (33%) and time deposits (53%). At year end 1998, deposits increased $25.0 million from year end 1997, or 9.4%, primarily due to an increase in certificate of deposits and to a lesser extent, NOW and money market deposits. We note that the Bank or any bank could be financially stressed in the event a material number of the depositors elected to withdraw deposits from the institution within a short period of time. Conceivably, this could occur even though the FDIC insures each depositor for up to $100,000.

         Lending. At December 31, 1998, the Bank had a total loan portfolio of $304.5 million, representing 71% of total assets. The loan portfolio is categorized into commercial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, and installment loans.

         Current market and regulatory trends in banking are changing the basic nature of the banking industry. The Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with the Bank's size, objective of profit maintenance and stable capital structure.

NON-BANK SUBSIDIARY

         On June 30, 1995, RBPA established a special purpose Delaware investment company, Royal Investments of Delaware, Inc., ("RID") as a wholly-owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. RID buys, holds and sells investment securities. At December 31, 1998, total assets of RID were $28.7 million, of which $22.6 million was held in cash and cash equivalents. Investment securities were $6.1 million at December 31, 1998.

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

         Management cannot anticipate what changes Congress may enact, or, if enacted, their impact on RBPA's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, RBPA's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business.

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

  The FDIC's guidelines establish the following limits for LTV ratios:

                                                                              LTV
                    Loan Category                                             Limit
                    -------------                                             -----
                    Raw Land                                                    65%
                    Land Development
                    Construction:
                                  Commercial, Multifamily (includes
                                   condos and co-ops), and other
                                    Nonresidential                              80%
                                    Improved Property                           85%
                    Owner occupied 1-4 Family and Home Equity
                                    (without credit enhancements)               90%

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

EFFECTS OF INFLATION

         Inflation has some impact on RBPA's operating costs. Unlike many industrial companies, however, substantially all of RBPA's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on RBPA's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

ITEM 2.  PROPERTIES

         The Bank has fourteen banking offices, of which thirteen are located in Pennsylvania. The Bank also has a business loan center located in Delaware.


Narberth Office (1)

732 Montgomery Ave
Narberth, Pa. 19072


Philadelphia  Offices

- One Penn Square West
  30 South 15th Street
  Philadelphia, Pa 19102

- 1340 Walnut Street
  Philadelphia, Pa. 19107

- 401 Fairmount Avenue (1)
  Philadelphia, Pa. 19123


Jenkintown Office (1)

600 Old York Road
Jenkintown, Pa 19046


Villanova Office

801 East Lancaster Avenue
Villanova, Pa. 19085


Shillington Office

516 East Lancaster Avenue
Shillington. Pa 19607


Trooper Office(1)

Trooper & Egypt Roads
Trooper, Pa. 19401


Reading Office

501 Washington Street
Reading, Pa. 19601


Delaware Office

The Rodney Square Club
1100 North Market Street
Wilmington, Delaware 19801


King of Prussia Office

Rt. 202 & Warner Road
King of  Prussia, Pa. 19406


Bridgeport Office (1)

105 W. 4th Street
Bridgeport, Pa. 19406


Upper Merion Office

Beidler & Henderson Roads
King of Prussia, Pa. 19406


Phoenixville Office (1)

808 Valley Forge Road
Phoenixville, Pa. 19460



----------

(1) owned

         The Bank owns six of the above properties, of which one property is subject to a mortgage. The remaining seven properties are leased with expiration dates between 1999 and 2003. During 1998, the Bank made aggregate lease payments of approximately $335 thousand. The Bank believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for RBPA's purposes. The Bank also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.


ITEM 3.  LEGAL PROCEEDINGS

         Management, after consulting with RBPA's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of RBPA. There are no proceedings pending other than ordinary routine litigation incident to the business of RBPA. In addition, no material proceedings are known to be contemplated by governmental authorities against RBPA.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         On September 6, 1988 the Registrant's Class A Common Stock commenced trading on the NASDAQ National Market System (NASDAQ/NMS). The Registrant's NASDAQ Symbol is RBPAA and is included in the NASDAQ National Market Stock Table which is published in most major newspapers. The following table presents the high, low and closing transaction prices on all NASDAQ/NMS securities. The market makers for the Registrant's stock are F. J. Morrissey & Co., Inc., Ryan Beck & Co., Inc., Herzog, Heine, Geduld, Inc., Wheat First Union Securities Inc., Ferris Baker Watts Inc., Sandler O'Neill, and Nash Weiss. There is no market for the Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the range of high, low-end and closing bid prices for the Registrant's stock as reported by NASDAQ

                                   BID PRICES

                 1998                      HIGH        LOW          CLOSE
                 ----                      ----        ---          -----
                 First Quarter .........   $22.500     $19.000      $ 20.00
                 Second Quarter ........    21.000      18.500       18.750
                 Third Quarter .........    19.375      13.125       15.000
                 Fourth Quarter ........    16.875      12.750       16.125

                 1997                      HIGH        LOW          CLOSE
                 ----                      ----        ---          -----
                 First Quarter .........   $14.875     $11.500      $ 14.00
                 Second Quarter ........    15.125      13.000       14.875
                 Third Quarter .........    17.000      14.500       16.875
                 Fourth Quarter ........    25.750      16.000       22.250

                    (Source: This summary reflects information supplied by NASDAQ.)

         The bid information shown above is derived from statistical reports of the NASDAQ Stock Market and reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transaction. The NASDAQ Stock Market, Inc., is a wholly-owned subsidiary of National Association of Securities Dealers, Inc.

         The approximate number of recorded holders of the Registrant's Class A and Class B Common Stock, as of March 25, 1999, is shown below:

         TITLE OF CLASS                  NUMBER OF RECORD HOLDERS
         --------------                  ------------------------
         Class A Common Stock                      408
         Class B Common Stock                      166

Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was 449 as of March 25, 1999.


DIVIDENDS

         Subject to certain limitations imposed by law, the Board of Directors of the Registrant may declare a dividend on shares of common stock.

         Stock Dividends. On March 14, 1996, the Board of Directors of the Registrant declared a 6% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 10, 1996, to Shareholders of record on April 18, 1996. The stock dividend resulted in the issuance of 365,229 additional shares of Class A Common Stock and 91,641 additional shares of Class B Common Stock.. On April 24, 1997, the Board of Directors of the Registrant declared a 4% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 8, 1997, to Shareholders of record on April 28, 1997. The stock dividend resulted in the issuance of 258,176 additional shares of Class A Common Stock and 61,859 additional shares of Class B Common Stock. On April 22, 1998, the Board of Directors of the Registrant declared a 4% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 8, 1998, to Shareholders of record on May 1, 1998. The stock dividend resulted in the issuance of 272,313 additional shares of Class A Common Stock and 63,595 additional shares of Class B Common Stock. Future dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

         Cash Dividends. The Registrant paid a cash dividends in each quarter of 1998 and 1997 for holders of Class A Common Stock and for holders of Class B common stock. This resulted in a charge to retained earnings of approximately $7.2 million and $5.3 million for 1998 and 1997, respectively. The following table sets forth on a quarterly basis the dividend paid to holders of each Class A and Class B common stock for 1998 and 1997.

                                             CASH DIVIDENDS PER SHARE
                                             ------------------------
                 1998                        CLASS A          CLASS B
                 ----                        -------          -------
                 First Quarter .........      $.20             $.2300
                 Second Quarter ........      $.20             $.2300
                 Third Quarter .........      $.20             $.2300
                 Fourth Quarter ........      $.21             $.2415

                                             CASH DIVIDENDS PER SHARE
                                             ------------------------
                 1997                        CLASS A          CLASS B
                 ----                        -------          -------
                 First Quarter .........      $.12             $.1380
                 Second Quarter ........      $.15             $.1725
                 Third Quarter .........      $.18             $.2070
                 Fourth Quarter ........      $.18             $.2070

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

                                                               YEARS ENDED DECEMBER 31,
                                                                    (IN THOUSANDS)
                                                ------------------------------------------------------
INCOME STATEMENT DATA                             1998       1997        1996        1995       1994
---------------------                           --------   --------    --------    --------   --------
Interest income                                 $ 40,640   $ 33,372    $ 33,618    $ 29,755   $ 29,021
Interest expense                                  13,163     10,048      10,054       9,592      8,244
                                                --------   --------    --------    --------   --------
Net interest income                               27,477     23,324      23,564      20,163     20,777
Increase (Decrease) Provision for loan losses      4,770     (2,118)     (1,488)         --      2,500
                                                --------   --------    --------    --------   --------
Net interest income after loan loss provision     22,707     25,442      25,052      20,163     18,277
    Gain on sale of loans                              4         29         427          86         71
    Gain/Loss on real estate                          --      1,204       2,016         870      1,435
    Other income                                   3,570      1,392       1,788       1,098        947
                                                --------   --------    --------    --------   --------
Total other income                                 3,574      2,625       4,231       2,054      2,453
Income before other expenses & income taxes       26,281     28,067      29,283      22,217     20,730
Non-interest expenses:
    Salaries                                       5,028      9,546       9,602       4,850      3,861
    Other                                          5,845      5,088       5,537       5,461      5,791
                                                --------   --------    --------    --------   --------
Total other expenses                              10,873     14,634      15,139      10,311      9,652
                                                --------   --------    --------    --------   --------
Income before taxes                               15,408     13,433      14,144      11,906     11,078
Income taxes                                       4,624      4,074       3,907       3,648      3,066
                                                --------   --------    --------    --------   --------
Net income                                      $ 10,784   $  9,359    $ 10,237    $  8,258   $  8,012
                                                ========   ========    ========    ========   ========

Basic earnings per share (1)                    $   1.19   $   1.04    $   1.16    $   0.93   $   0.88
                                                --------   --------    --------    --------   --------

Diluted earnings per share (1)                  $   1.15   $   1.00    $   1.13    $   0.90   $   0.86
                                                --------   --------    --------    --------   --------

----------

(1) Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 4% stock dividend in 1998, a 4% stock dividend in 1997, a 6% stock dividend in 1996, a 6% stock dividend in 1995 and, a 6% stock dividend in 1994.


BALANCE SHEET DATA                     1998        1997        1996        1995        1994
------------------                     ----        ----        ----        ----        ----
(in thousands)
Total assets                         $427,622    $416,598    $355,149    $356,264    $312,956
Total average assets                  407,623     342,361     343,360     312,823     282,162
Loans, net                            292,556     282,711     209,017     198,419     162,739
Total deposits                        290,390     265,363     254,183     268,242     211,965
Total long term debt                   30,365      31,063       4,814       2,984       3,969
Total stockholders' equity             94,069      89,505      84,581      77,189      70,617
Total average stockholders' equity     91,374      86,572      80,910      74,091      66,398
Return on average assets                  2.6%        2.7%        3.0%        2.6%        2.8%
Return on average equity                 11.8%       10.8%       12.7%       11.1%       12.1%
Average equity to average assets         22.4%       25.3%       23.6%       23.7%       23.5%
Cash dividend payout ratio               66.6%       56.7%       19.2%       11.4%         --

AVERAGE BALANCES

         The following table presents the average daily balances of assets, liabilities and stockholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                                    1998                           1997                           1996
                                       -----------------------------  -----------------------------  -----------------------------
                                        AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
ASSETS (In thousands)                   BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE
---------------------                   -------    --------    ----    -------    --------    ----    -------    --------    ----
Interest bearing deposits in banks     $     505   $      24   4.75%  $   1,230   $      87   7.10%  $   1,758   $     103   5.86%
Federal funds                             25,210       1,372   5.44%     17,921       1,012   5.64%     18,332       1,015   5.54%
Investment securities:
    Held to maturity:
         Taxable                          46,946       3,228   6.88%     84,399       5,604  6.64.%    109,522       7,006   6.40%
         Nontaxable (1)                    3,098         314  10.14%      1,455         169  11.63%        497          88  17.71%
                                       ---------   ---------  -----   ---------   ---------  -----   ---------   ---------  -----
               Total held to maturity     50,044       3,542   7.08%     85,854       5,773   6.72%    110,019       7,094   6.45%
    Available for sale
         Taxable                          27,419       2,296   8.37%     12,212         991   8.12%      3,674         326   8.87%
                                       ---------   ---------  -----   ---------   ---------  -----   ---------   ---------  -----
Total investment securities               77,463       5,838   7.54%     98,066       6,764   6.90%    113,693       7,420   6.53%
Loans: (2)
    Commercial & industrial (3)          116,823      13,783  11.80%    111,704      12,297  11.01%    113,543      15,553  13.70%
    Commercial mortgages                 170,690      18,279  10.71%     87,464      11,658  13.33%     68,689       7,791  11.34%
    Other loans (1)                       12,403       1,451  11.70%     14,200       1,782  12.55%     18,386       1,766   9.61%
                                       ---------   ---------  -----   ---------   ---------  -----   ---------   ---------  -----
            Total loans                  299,916      33,513  11.17%    213,368      25,737  12.06%    200,618      25,110  12.52%
                                       ---------   ---------  -----   ---------   ---------  -----   ---------   ---------  -----
Total interest earning assets          $ 403,094   $  40,747  10.11%  $ 330,585   $  33,600  10.16%  $ 334,401   $  33,648  10.06%
Non interest earning assets
      Cash & due from banks                8,717                          6,636                          6,207
      Other assets                        15,843                         17,366                         16,401
      Allowance for loan loss            (10,313)                        (8,764)                        (9,672)
      Def income/unearned disc            (9,718)                        (3,462)                        (3,977)
                                       ---------                      ---------                      ---------
Total non interest
               Earning assets              4,529                         11,776                          8,959
                                       ---------                      ---------                      ---------
Total assets                           $ 407,623                      $ 342,361                      $ 343,360
                                       =========                      =========                      =========

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
      Savings                          $  18,214         514   2.82%  $  16,668   $     454   2.72%  $  16,514   $     425   2.57%
      NOW & Money Market                  79,975       2,174   2.72%     69,077       2,171   3.14%     71,597       2,129   2.97%
      CDs & other time deposits          142,206       8,479   5.96%    121,934       7,185   5.89%    126,089       7,157   5.68%
                                       ---------   ---------  -----   ---------   ---------  -----   ---------   ---------  -----
    Total interest bearing deposits    $ 240,395      11,167   4.65%  $ 207,679   $   9,810   4.72%  $ 214,200   $   9,711   4.53%
Federal funds                                 90           4   4.44%        123           6   5.00%         --          --     --
Long term borrowings                      31,611       1,992   6.30%      3,066         231   7.54%      4,909         343   6.99%
                                       ---------   ---------  -----   ---------   ---------  -----   ---------   ---------  -----
Total interest bearing liabilities     $ 272,096      13,163   4.84%  $ 210,868   $  10,047   4.76%  $ 219,109   $  10,054   4.59%
                                       ---------   ---------  -----   ---------   ---------  -----   ---------   ---------  -----
    Non interest bearing deposits         29,691                         32,992                         33,369
    Other liabilities                     14,462                         11,929                          9,972
                                       ---------                      ---------                      ---------
Total liabilities                        316,249                        255,789                        262,450
    Stockholders' equity                  91,374                         86,572                         80,910
                                       ---------                      ---------                      ---------
Total liabilities and
            Stockholders' equity       $ 407,623                      $ 342,361                      $ 343,360
                                       =========                      =========                      =========
Net interest income                                $  27,584                      $  23,553                      $  23,594
                                                   =========                      =========                      =========
Net yield on
         interest earning assets                               6.84%                          7.12%                          7.06%
                                                              =====                          =====                          =====

----------

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

RATE VOLUME

         The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended, December 31, 1998 and 1997, as compared to respective previous periods, into amounts attributable to both rate and volume variances.


                                                             1998 VS 1997                           1997 VS 1996
                                                            (IN THOUSANDS)                         (IN THOUSANDS)
                                                  ----------------------------------     ----------------------------------
                                                     CHANGES DUE TO:                        CHANGES DUE TO:
                                                  ---------------------                  ---------------------
INTEREST INCOME                                    VOLUME        RATE        TOTAL        VOLUME        RATE        TOTAL
---------------                                    ------        ----        -----        ------        ----        -----
Interest bearing deposits in banks                $   (40)     $   (23)     $   (63)     $   (35)     $    19      $   (16)
Federal funds sold                                    689         (329)         360           --           (3)          (3)
Investment securities:
   Held to maturity:
         Taxable                                   (2,569)         193       (2,376)      (1,659)         257       (1,402)
         Nontaxable                                   169          (24)         145          120          (39)          81
   Available for sale
         Taxable                                    1,272           33        1,305          695          (30)         665
                                                  -------      -------      -------      -------      -------      -------
      Total investment securities                  (1,128)         202         (926)        (844)         188         (656)
Loans:
   Commercial & industrial                            579          907        1,486         (248)      (3,008)      (3,256)
   Commercial mortgages                             9,286       (2,665)       6,621        2,357        1,510        3,867
   Other loans                                       (216)        (115)        (331)        (455)         471           16
                                                  -------      -------      -------      -------      -------      -------
         Total loans                                9,649       (1,873)       7,776        1,654       (1,027)         627
                                                  -------      -------      -------      -------      -------      -------

Total increase (decrease) in interest income      $ 9,170      $(2,023)     $ 7,147      $   775      ($  823)     ($   48)



INTEREST EXPENSE

Deposits:
  Savings                                         $    43      $    17      $    60      $     4      $    25      $    29
  NOW & Money Market                                  318         (315)           3          (77)         119           42
  CDs & other time deposits                         1,208           86        1,294         (240)         268           28
                                                  -------      -------      -------      -------      -------      -------
         Total interest bearing deposits            1,569         (212)       1,357         (313)         412           99
Federal funds purchased                                (2)          --           (2)           6           --            6
Mortgage payable and
            long term borrowings                    1,805          (44)       1,761         (137)          25         (112)
                                                  -------      -------      -------      -------      -------      -------

Total increase (decrease) in interest expense       3,372         (256)       3,116         (444)         437           (7)
                                                  -------      -------      -------      -------      -------      -------
Total increase (decrease) in
         net interest income                      $ 5,798      $(1,767)     $ 4,031      $ 1,219      $(1,260)     $   (41)
                                                  =======      =======      =======      =======      =======      =======

LOANS
         The following table reflects the composition of the loan portfolio of Royal Bank of Pennsylvania and the percent of gross outstandings represented by each category at the dates indicated.

                                                                  YEAR ENDING DECEMBER 31,
                                                                       (IN THOUSANDS)
                         ----------------------------------------------------------------------------------------------------------
Loans                          1998               1997                   1996                     1995                   1994
                         ----------------------------------------------------------------------------------------------------------
Comm'l & industrial      $127,972     41%  $ 123,800      41%  $ 116,616           55%  $ 124,065           61%  $ 104,312       62%
Real estate               182,595     58%    176,315      58%     93,925           44%     75,758           37%     64,357       38%
Consumer                    2,033      1%      1,523       1%      2,097            1%      3,352            2%         --       --
                         --------    ---   ---------     ---   ---------          ---   ---------          ---   ---------      ---
    Total gross loans     312,600    100%    301,638     100%    212,638          100%    203,175          100%    168,669      100%
Unearned income            (1,833)            (1,498)             (1,290)                  (1,160)                  (1,006)
Disc on loans purchased    (6,291)            (9,243)             (2,331)                  (3,596)                  (4,924)
                         --------          ---------           ---------                ---------                ---------
                          304,476            290,897             209,017                  198,419                  162,739
Allowance for loan loss   (11,920)            (8,186)             (9,084)                  (9,747)                  (8,992)
                         --------          ---------           ---------                ---------                ---------
    Total loans, net     $292,556          $ 282,711           $ 199,933                $ 188,672                $ 153,747
                         ========          =========           =========                =========                =========


ANALYSIS OF ALLOWANCE FOR LOAN LOSS

                                                              YEAR ENDING DECEMBER 31,
                                                                   (IN THOUSANDS)
                                          ---------------------------------------------------------------
                                             1998         1997          1996          1995         1994
                                          ---------    ---------     ---------     ---------    ---------
Total Loans                               $ 304,476    $ 290,897     $ 209,017     $ 198,419    $ 162,739
                                          =========    =========     =========     =========    =========

Daily average loan balance                $ 299,916    $ 213,368     $ 200,618     $ 185,734    $ 165,702
                                          =========    =========     =========     =========    =========

Allowance for loan loss:
   Balance at the beginning of the year   $   8,186    $   9,084     $   9,747     $   8,992    $   6,608
   Charge offs by loan type:
        Commercial                            1,501          762           843           292          273
        Real estate                             135           --           240            21           17
                                          ---------    ---------     ---------     ---------    ---------
   Total charge offs                          1,636          762         1,083           313          290
   Recoveries by loan type:
        Commercial                              540        1,934         1,790           125          141
        Real estate                              60           48           118            31           33
                                          ---------    ---------     ---------     ---------    ---------
   Total recoveries                             600        1,982         1,908           156          174
                                          ---------    ---------     ---------     ---------    ---------
   Net loan charge offs                       1,036       (1,220)         (825)          157          116
        Purchase of Knoblauch Bank               --           --           --           912            --
        Increase (decrease) in
             provision for loan loss          4,770       (2,118)       (1,488)           --        2,500
                                          ---------    ---------     ---------     ---------    ---------
Balance at end of year                    $  11,920    $   8,186     $   9,084     $   9,747    $   8,992
                                          =========    =========     =========     =========    =========

Net charge offs to average loans                .35%       (0.57%)       (0.41%)        0.08%        0.07%
                                          =========    =========     =========     =========    =========

Allowance to loans at year end                 3.91%        2.81%         4.35%         4.91%        5.53%
                                          =========    =========     =========     =========    =========

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

                                                                                           YEAR ENDING
                                                                                           DECEMBER 31,
                                                                                          (IN THOUSANDS)
                                                                                  ------------------------------
                                                                                      1998       1997       1996
                                                                                  --------   --------   --------
Loans secured by real estate
    Construction and land development                                             $ 35,571   $ 29,172   $  5,057
    Secured by farmland (including farm residential and other improvements)             --         --         --
    Secured by 1-4 family residential properties:
    Revolving, open-end loans secured by 1-4 family residential properties and
                extended under lines of credit                                       7,648     11,433     11,655
        All other loans secured by 1-4 family residential properties:
            Secured by first liens                                                  17,836     23,139     21,843
            Secured by junior liens                                                  6,131      8,195      7,121
    Secured by multi family (5 or more) residential properties                      20,386     23,459     20,882
    Secured by nonfarm nonresidential properties                                   198,225    177,196    117,559
    Commercial and industrial loans to US addresses                                 24,362     25,820     24,559
    Loans to individuals for household, family, and other personal expenditures      1,206      1,478      1,848
    Obligations of state and political subdivisions in the US                        1,149      1,593      1,903
     All other loans                                                                    87        154        211
     Less: Any unearned income on loans listed above                                 8,125     10,742      3,621
                                                                                  --------   --------   --------

     Total loans and leases, net of unearned income                               $304,476   $290,897   $209,017
                                                                                  ========   ========   ========



CREDIT QUALITY

The following table presents the principal amounts of nonaccruing loans and other real estate.

                                                                YEARS ENDING DECEMBER 31,
                                                                      (IN THOUSANDS)
                                                  -------------------------------------------------------
                                                    1998        1997        1996        1995        1994
                                                  -------     -------     -------     -------     -------
Non-accruing loans (1)(2)                         $ 3,419     $ 4,317     $ 4,653     $ 6,233     $ 1,703
Past due loans over 90 days but still accruing         --          --          --         391         391
                                                  -------     -------     -------     -------     -------
         Total nonperforming loans                  3,419       4,317       4,653       6,624       2,094
Other real estate                                     707          --         504         612       4,492
                                                  -------     -------     -------     -------     -------
         Total nonperforming assets               $ 4,126     $ 4,317     $ 5,157     $ 7,236     $ 6,586
                                                  =======     =======     =======     =======     =======

Nonperforming assets to total assets                 0.96%       1.04%       1.45%       2.03%       2.10%
                                                  =======     =======     =======     =======     =======
Nonperforming loans to total loans                   1.09%       1.43%       2.19%       3.34%       1.29%
                                                  =======     =======     =======     =======     =======
Allowance for loan loss
                to nonperforming loans             348.64%     189.62%     195.23%     147.15%     429.42%
                                                  =======     =======     =======     =======     =======

----------
(1) Generally a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.

(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $307,744 for 1998, $388,517 for 1997, $418,740 for 1996, and
$1,889,000 for 1995.

INVESTMENTS SECURITIES

         The contractual maturity distribution and weighted average rate of the investments held to maturity portfolio at December 31, 1998 are presented in the following table. Weighted average rate on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.

                                                              AS OF DECEMBER 31, 1998
                                                                   (IN THOUSANDS)
                      ---------------------------------------------------------------------------------------------------------
                                             AFTER 1 YEAR BUT     AFTER 5 YEARS, BUT
SECURITIES HELD         WITHIN 1 YEAR         WITHIN 5 YEARS       WITHIN 10 YEARS        AFTER 10 YEARS            TOTAL
---------------       -----------------     -----------------     -----------------     -----------------     -----------------
TO  MATURITY          AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
------------          ------      ----      ------      ----      ------      ----      ------      ----      ------      ----
State & political
     Subdivisions     $ 2,700     10.5%     $    --       --      $    --       --      $   398     15.7%     $ 3,098     11.1%
US Treasuries
 and agencies             250      6.5%       1,954      5.6%         965      6.9%       1,363      7.0%       4,532      6.3%
Other securities        9,278      6.4%      34,702      7.5%       6,363      8.5%       3,921      7.4%      54,264      6.9%
                      -------     ----      -------     ----      -------     ----      -------     ----      -------     ----

      Total           $12,228      7.3%     $36,656      7.4%     $ 7,328      8.3%     $ 5,682      7.8%     $61,894      7.1%
                      =======     ====      =======     ====      =======     ====      =======     ====      =======     ====




         The following tables presents the consolidated book values and approximate market value at December 31, 1998, 1997, and 1996, respectively, for each major category of RBPA's investment securities portfolio for held to maturity securities and available for sale securities.

                                                                     AS OF DECEMBER 31,
                                                                       (IN THOUSANDS)
                                     -----------------------------------------------------------------------------------
                                              1998                           1997                          1996
                                     -----------------------       -----------------------       -----------------------
                                     AMORTIZED       MARKET        AMORTIZED       MARKET        AMORTIZED       MARKET
SECURITIES HELD TO MATURITY            COST          VALUE           COST          VALUE           COST          VALUE
---------------------------            ----          -----           ----          -----           ----          -----
State & political subdivisions       $  3,098       $  3,128       $  3,098       $  3,152       $    499       $    580
US Treasuries & agencies                4,532          4,660         12,908         13,096         15,183         15,321
Other securities                       54,264         54,372         48,365         48,737         97,793         97,734
                                     --------       --------       --------       --------       --------       --------

             Total                   $ 61,894       $ 62,160       $ 64,371       $ 64,985       $113,475       $113,635
                                     ========       ========       ========       ========       ========       ========


                                                                AS OF DECEMBER 31,
                                                                  (IN THOUSANDS)
                                  ------------------------------------------------------------------------------
                                           1998                        1997                        1996
                                  ----------------------      ----------------------      ----------------------
                                  AMORTIZED       MARKET      AMORTIZED       MARKET      AMORTIZED       MARKET
SECURITIES AVAILABLE FOR SALE        COST         VALUE          COST         VALUE          COST         VALUE
-----------------------------        ----         -----          ----         -----          ----         -----
Federal Home Loan Bank stock       $ 3,170       $ 3,170       $ 3,174       $ 3,174       $ 1,024       $ 1,024
Preferred and common stock           2,867         2,919         2,944         2,977         3,703         3,701
Other securities                    29,031        30,863        13,964        14,897            --            --
                                   -------       -------       -------       -------       -------       -------

             Total                 $35,068       $36,952       $20,082       $21,048       $ 4,727       $ 4,725
                                   =======       =======       =======       =======       =======       =======

DEPOSITS

         The average balance of deposits by major classifications for each of the last three years is presented in the following table.

                                                              AS OF DECEMBER 31,
                                                                (IN THOUSANDS)
                                  --------------------------------------------------------------------------
                                          1998                       1997                       1996
                                  --------------------       --------------------       --------------------
                                  AVERAGE                    AVERAGE                    AVERAGE
                                  BALANCE        RATE        BALANCE        RATE        BALANCE        RATE
                                  -------        ----        -------        ----        -------        ----
Demand deposits:
     Non interest bearing         $ 29,691         --        $ 32,992         --        $ 33,369         --
     Interest bearing (NOW)         27,138       2.25%         24,539       2.50%         20,823       2.28%
Money market deposits               52,837       3.30%         44,538       3.50%         50,774       3.26%
Savings deposits                    18,214       2.82%         16,668       2.72%         16,514       2.57%
Certificate of deposit             142,206       5.96%        121,934       5.89%        126,089       5.68%
                                  --------       ----        --------       ----        --------       ----

         Total deposits           $270,086                   $240,671                   $247,569
                                  ========                   ========                   ========



The remaining maturity of Certificates of Deposit of $100,000 or greater.

                                                             AT DECEMBER 31,
                                                             (IN THOUSANDS)
                                                         -----------------------
MATURITY                                                   1998            1997
                                                         -------         -------
Three months or less                                     $ 4,607         $ 5,433
Over three months through twelve months                    7,465           8,850
Over twelve months through five years                     20,909          14,052
Over five years                                           15,773           4,840
                                                         -------         -------

                   Total                                 $48,754         $33,175
                                                         =======         =======


SHORT AND LONG TERM BORROWINGS

                                                              YEAR ENDING DECEMBER 31,
                                                                   (IN THOUSANDS)
                                          ---------------------------------------------------------------
                                            1998          1997          1996          1995          1994
                                          -------       -------       -------       -------       -------
Short term borrowings (1)                 $    --       $15,000       $    --       $    --       $21,000
Long term borrowings:
  Mortgage payable (2)                        527           571           613           652           689
  FHLB advances (3)                        30,365        31,063         4,201         2,332         3,280
                                          -------       -------       -------       -------       -------

         Total long term borrowings       $30,892       $46,634       $ 4,814       $ 2,984       $24,969
                                          =======       =======       =======       =======       =======


----------

(1) In 1997 and 1994, short term borrowings consisted of federal funds purchased which matured within one to four days from the transaction date.

(2) The mortgage payable is payable to a bank at 65% of prime rate (5.525% at December 31, 1998) and is guaranteed by an industrial development authority.

(3) Advances from the Federal Home Loan Bank of Pittsburgh consist of two separate advances with interest rates of 8.20% and 6.24%, with maturities of December 27, 1999 and December 23, 2002, respectively.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of RBPA (see Item 8) and related notes included herein.


FINANCIAL CONDITION

         Total assets increased $11.0 million, or 3%, to $427.6 million at December 31, 1998 from $416.6 million at year end 1997, primarily due to growth experienced in loans and investment securities of $9.9 million and $13.4 million, respectively, partially offset by a $11.3 million decrease in cash and cash equivalents.

         Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, and cash in interest bearing and non interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents decreased $11.3 million, or 37%, to $19.1 million at December 31, 1998, primarily due to growth in loans and investment securities during 1998. The average balance of cash and cash equivalents was $34.4 million for 1998 versus $25.8 million for 1997.

         Investment Securities Held to Maturity. Held to maturity investment securities ("HTM") represents approximately 12% of average earning assets during 1998 and are comprised of primarily corporate debt securities of investment grade quality at the time of purchase. HTM investment securities declined $2.5 million, or 4%, from $64.4 million at December 31, 1997 to $61.9 million at December 31, 1998, primarily due to scheduled maturities exceeding purchases during 1998.

         Investment Securities Available for Sale. Available for sale securities ("AFS") represent 7% of average earning assets during 1998 and are primarily comprised of capital trust security issues of regional banks. AFS investment securities were $37 million at December 31, 1998, an increase of $15.9 million from $21 million at December 31, 1997. This increase is primarily due to the purchase of capital trust securities during 1998.

         Loans. RBPA's primary earning assets are loans, representing approximately 74% of average earning assets during 1998. The loan portfolio has historically been comprised primarily of business demand loans and commercial mortgages in roughly equal amounts, and to a significantly lesser extent one to four family residential and home equity loans. This composition of loans did not change during 1998. During 1998, total loans increased 5% from $290.9 million at December 31, 1997 to $304.5 million at December 31,1998, primarily due to internally generated loan growth.

         Deposits. RBPA's primary source of funding, deposits, increased $25 million, or 9%, from $265.4 million at December 31, 1997 to $290.4 million at December 31, 1998. This increase in deposits is primarily due to increases in certificates of deposits, NOW and money market, and savings deposits of $14.3 million, $5.3 million and $2.0 million, respectively, in addition to a $3.4 million increase in non-interest bearing deposits. The $14.3 million increase in certificates of deposits is primarily attributable to $20 million increase in brokered deposits during 1998.

         Borrowings. Borrowings are comprised of long term borrowings (advances, mortgage) and short term borrowings (overnight borrowings). Long term borrowings decreased $.7 million to $30.9 million at December 31, 1998 primarily due to a scheduled maturity of a Federal Home Loan Bank ("FHLB") advance in December, 1998 and scheduled amortization of the mortgage payable. The average balance of long term borrowings and mortgages during 1998 was $31.6 million versus $3.1 million for 1997. Short-term borrowings decreased $15 million to $-0- at December 31, 1998 from $15 million at December 31, 1997. The average balance of short-term borrowings during 1998 and 1997 was $.1 million.

         Stockholders' Equity. Stockholders' equity increased $4.6 million or 5% in 1998 to $94.1 million primarily due to net income of $10.8 million partially offset by $7.2 million in cash dividends paid in 1998.


RESULTS OF OPERATIONS

         General. RBPA's results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits. Net income is also effected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.

         Net Income. Net income was $10.8 million in 1998 compared to $9.4 million in 1997 and $10.2 million in 1996. Basic earnings per share were $1.19, $1.04 and $1.16 for 1998, 1997, and 1996, respectively. The increase in net income of $1.4 million in 1998, or 15%, is primarily due to an increase in net interest income, primarily attributable to the growth in average loans and the acquisition of higher yielding investment securities during 1998. The $.8 million decrease in net income for 1997 from 1996 was primarily due to the receipt of nonrecurring income in 1996 relating to loan recoveries.

         Net Interest Income. Net interest income is affected by market and economic conditions, which influence rates on loan and deposit growth. Net interest income was $27.5 million in 1998, compared to $23.3 million in 1997, and $23.6 million in 1996. Yields on interest earning assets decreased slightly to 10.11% for 1998 from 10.16% in 1997, a difference of 5 basis points. The yield on interest earning assets in 1997 increased 10 basis points from 10.06% for 1996. Average interest earning assets increased to $403.1 million from $330.6 million in 1997, primarily due to the purchase of a $75 million loan portfolio in December 1997. Average interest earning assets decreased $3.8 million in 1997 from $334.4 million in 1996 to $330.6 million for 1997, primarily due to decreases in investment securities of $15.6 million, partially offset by an increase in the average balance of loans of $12.8 million. Yields on interest bearing liabilities increased to 4.84% in 1998 versus 4.76% in 1997 and, 4.59% for 1996. Yields on interest bearing deposits increased primarily due to higher costing certificates of deposits in 1998. Additionally, other borrowings also contributed to this increase due to the addition of a $30 million FHLB advance in December 1997 at an annual rate of 6.24% for a term of five years. Average interest bearing liabilities increased to $272.1 million from $210.9 million for 1997, primarily due to increases of certificates of deposit and the FHLB borrowing of $20.3 million and $28.5 million, respectively.

LOANS AND MORTGAGES

                                              1998                1997                1996
                                          ------------        ------------        ------------
         Average loan outstandings        $299,916,000        $213,368,000        $200,618,000
         Interest and fees on loans       $ 33,513,000        $ 25,737,000        $ 25,110,000
               Average Yield                     11.17%              12.06%              12.52%

         RBPA continues to originate five year fixed rate loans, a portion of the loan portfolio continues to be comprised of variable rate loans which helps to maintain its interest spread when rates change. RBPA's average prime rate decreased to 8.19% in 1998 from 8.43% in 1997, which contributed to the 89 basis point decline in the yield on loans from a yield of 12.06% in 1997 to a yield of 11.17% for 1998. The average balance of loans increased $86.5 million to $299.9 million in 1998 primarily due to the purchase of the FDIC loan portfolio in December 1997 in addition to internally generated loan growth during 1998.

         In 1997, while RBPA's average prime rate increased to 8.43% from 8.29% in 1996, the yield on loans decreased 46 basis points in 1997 from 12.52% in 1996 to 12.06% in 1997 primarily due to interest recoveries in 1996 relating to loan payoffs in 1996. Average loans increased to $12.8 million to $213.4 million in 1997 primarily due to internally generated loan growth.


INVESTMENTS SECURITIES HELD TO MATURITY

                                                   1998                1997                1996
                                               ------------        ------------        ------------
       Average HTM investment securities       $ 50,044,000        $ 85,854,000        $110,019,000
                Interest income                $  3,542,000        $  5,773,000        $  7,094,000
                Average yield                          7.08%               6.72%               6.45%

         HTM investment securities are comprised primarily of taxable corporate debt issues and to a lesser extent, US Treasuries and agencies, and non-taxable state and municipal investment securities. The corporate debt issues of investment grade at the time of purchase, with maturities in the three to six year range. It is RBPA's expressed intention to hold these securities to maturity, as has been the established investment policy.

         In 1998 the yield in HTM investment securities increased 35 basis points to 7.08% from 6.73% in 1997. This increase is partially attributable to a 24 basis point increase in yield on taxable investment securities in 1998, primarily due to the purchase of higher yielding corporate debt securities and the maturity of lower yielding securities during the year. However, the average balance of HTM investment securities decreased $35.8 million to $50 million in 1998 as scheduled maturities outpaced purchases.

         In 1997, the yield in HTM investment securities increased 28 basis points to 6.73% from 6.45% in 1996. This increase is partially attributable to an increase in yield on taxable investment securities of 24 basis points in 1997, in addition to an increase in the average balance of the nontaxable investment securities, which have a higher effective yield. The average balance of HTM investment securities decreased $24.2 million in 1997 as scheduled maturities outpaced purchases.

INVESTMENTS SECURITIES AVAILABLE FOR SALE

                                                  1998               1997               1996
                                               -----------        -----------        -----------
       Average AFS investment securities       $27,419,000        $12,212,000        $ 3,674,000
          Interest and dividend income         $ 2,296,000        $   991,000        $   326,000
                 Average yield                        8.37%              8.12%              8.87%

         AFS investment securities are comprised primarily of capital trust security issues of regional banks and to a lesser extent preferred and common stock. Some of these securities are rated while others are not. The average balance increased $15.2 million during 1998 to $27.4 million, primarily due to the purchase of capital trust securities. In 1997 the average balance increased $8.5 million to $12.2 million, primarily due to the purchase of capital trust securities, and an increase in the FHLB stock position.


INTEREST EXPENSE ON NOW AND MONEY MARKET DEPOSITS

                                                   1998               1997               1996
                                                -----------        -----------        -----------
      Average NOW & Money Market deposits       $79,975,000        $69,077,000        $71,597,000
                Interest expense                $ 2,174,000        $ 2,171,000        $ 2,129,000
             Average cost of funds                     2.72%              3.14%              2.97%

         In 1998 the average cost of funds on NOW and money market deposits decreased 42 basis points to 2.72% as interest rates decreased slightly in 1998 while the average balance increased $10.9 million. In 1997, the average balance decreased $2.5 million to $69.1 million while the average cost of funds on NOW and money market deposits increased 17 basis points to 3.14% as interest rates increased slightly in 1997.


INTEREST EXPENSE ON TIME DEPOSITS

                                             1998                1997                1996
                                         ------------        ------------        ------------
             Average time deposits       $142,206,000        $121,934,000        $126,089,000
                Interest expense         $  8,479,000        $  7,185,000        $  7,157,000
             Average cost of funds               5.96%               5.89%               5.68%

         In 1998, the average balance and the cost of funds of time deposits increased $20.3 million and 7 basis points, respectively, to $142.2 million and a rate of 5.96% primarily due to addition of brokered deposits during the year. In 1997 the average balance of time deposits decreased $4.2 million to $121.9 million while the average cost of funds increased 21 basis points from 5.68% in 1996 to 5.89% in 1997.

          Although rates in general started to move downward, the reaction of deposits to rate changes (both increases and decreases) is slower than the change in the prime rate because these time deposits must mature before a rate adjustment would become effective. In 1998, seventeen percent of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more, which have traditionally been considered more rate volatile than lower balance deposits, however at Royal Bank the penalty for early redemption somewhat mitigates this volatility.

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

         During 1998, RBPA recorded a provision for loan loss of $4.8 million, as compared to a $2.1 million (credit) recorded in 1997, an increase of $6.9 million. This increase can be attributed to the increase in loan growth during 1998, a $.9 million increase in charge-offs in 1998, and a negative provision (credit) recorded in 1997 primarily due to recoveries exceeding charge-offs. Net charge-offs were $1 million in 1998, an increase of $2.2 million from 1997 primarily due to recoveries exceeding charge-offs in 1997 by $1.2 million.

         Due to recoveries exceeding charge offs for 1997 and 1996, a recovery from the allowance for loan loss of $2.1 million (credit) and $1.5 million (credit), respectively was recorded in 1997 and 1996. These recoveries in 1997 and 1996 were primarily due to Management's assessment that the overall level of loan loss reserves was adequate. Charge offs in 1997 were $.8 million as compared to $1.1 million for 1996. Recoveries in 1997 were $2 million as compared to $1.9 million in 1996.

         The allowance for possible loan loss at December 31, 1998 was $11.9 million, or 3.9% of loans as compared to $8.2 million at December 31, 1997 or 2.8% of loans, and $9.1 million at December 31, 1996, or 4.3% of loans.


NON-INTEREST INCOME

         Non-interest income includes service charges on depositors' accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and travelers checks, and redeeming US savings bonds and similar activities. Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of other real estate owned, from period to period these sources of income may vary considerably. Service charges on depositors' accounts, safe deposit rentals and other fees are periodically reviewed by Management to remain competitive with other local banks.

         Non-interest income increased $.9 million to $3.6 million in 1998 from $2.6 million in 1997. This increase was primarily due to a $2.3 million increase in other income, the result of a reversal of a legal accrual relating to the settlement of litigation in 1998. This increase in other income was partially offset by a $1.2 million decrease in gains on sale of other real estate in 1998, and a $.2 million decrease in income relating to service charges.

         In 1997, non-interest income decreased $1.6 million to $2.6 million in 1997 from $4.2 million in 1996. This decrease primarily due to the decrease in gains associated with the sale of other real estate owned in 1997. In 1997, these gains were $1.2 million as compared to $2 million in 1996. Additionally, gains on sale of loans decreased $.4 million in 1997 primarily due to a decrease in total dollar volume of residential mortgage loans closed and sold in 1997 versus 1996. Loans are transferred into Other Real Estate when the Bank forecloses on the real estate collateralizing a non-performing loan, or when the borrower abandons the property and the Bank elects to assume control of the property. When this occurs the Bank will transfer the loan to Other Real Estate at the lower of the book value of the loan or the fair market value, less disposal costs, of the real estate held as collateral.


NON-INTEREST EXPENSE

         Non-interest expense includes compensation and employee benefits, occupancy, advertising, FDIC insurance, state taxes, depreciation, and other expenses such as auditing, automatic teller machines (ATMs), data processing, legal, outside service charges, postage, printing, and other expenses relating to other real estate owned.

         Non-interest expense decreased $3.7 million in 1998 to $10.9 million from $14.6 million for 1997. This decrease is primarily due to a $4.5 million decrease in salaries and employee benefits, partially offset by $.8 million increase in other operating expense. The decrease in salaries and employee benefits is primarily related to fluctuation in the accrual for the Stock Option and Appreciation Right Plan for 1998 and 1997.
           RBPA has a Stock Option and Appreciation Right Plan, which provides employees compensation in the form of options to purchase shares of the Company's common stock. The reserve for future stock option expense is reflective of the RBPA's stock price at December 31 of every year. Stock price volatility can contribute to the volatility in the expense associated with the Stock Option and Appreciation Right Plan. In 1998 RBPA's stock price decreased to $16.00 at December 31 1998 from $23.50 at December 31, 1997. Accordingly, RBPA recorded the difference between the current market values and the values at the grant date of $1.4 million (credit) during 1998. The expense accrual for 1997 and 1996 were $3.8 million and $2.5 million, respectively, relating to these stock appreciation rights as employee benefits expense toward the difference between current market values and the values at the grant date.

         In 1997, total non-interest expense decreased $.5 million to $14.6 million as compared to $15.1 million for 1996. This decrease is primarily due to various decreases in other operating expenses of $.5 million. While salaries and employee benefits expense of $9.5 million represents the largest component of non-interest expense, it decreased slightly from the $9.6 million recorded in 1996. These decreases were partially offset by a $.1 million increase in occupancy expense relating to a settlement of a lease obligation assumed from the Knoblauch State Bank acquisition.


ACCOUNTING FOR INCOME TAXES

         The provision for federal income taxes was $4.6 million in 1998 as compared to $4.1 million for 1997 and $3.9 million for 1996 representing an effective tax rate of 30%, 30.3% and 27.6%, respectively. The $.5 million increase in the tax provision for 1998 is primarily due to a higher level of taxable income for 1998 of $2 million, primarily related to interest income on loans. The increase in the tax provision for 1997 was due to a change in the deferred tax asset in 1997 from 1996.


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

         Liquidity. Liquidity is the ability of the financial institution to ensure that adequate funds will be available to meet its financial commitments as they become due. In managing its liquidity position, the financial institution evaluates all sources of funds, the largest of which is deposits. Also taken into consideration is the repayment of loans. These sources provide the financial institution with alternatives to meet its short-term liquidity needs. Longer-term liquidity needs may be met by issuing longer-term deposits and by raising additional capital.

         RBPA generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 1998, 1997 and 1996 was 40%, 39%, 49%, respectively. Management believes that RBPA's liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Funds, Cash Flow and Liquidity Policies and Procedures. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

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

         The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 1998, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 1998, RBPA is in an asset sensitive position of $11.7 million, which indicates assets will reprice somewhat faster than liabilities within one year.

INTEREST RATE SENSITIVITY
(IN  MILLIONS)

                                                    DAYS               1 TO 5       OVER 5     NON-RATE
                                           ----------------------
ASSETS (1)                                 0 - 90       91 - 365       YEARS        YEARS      SENSITIVE       TOTAL
----------                                 --------------------------------------------------------------------------
Interest-bearing deposits in banks         $  0.4        $   --        $   --       $   --       $   --        $  0.4
Federal funds sold                           13.6            --            --           --                       13.6
Investment securities:
       Available for sale                    37.0            --            --           --           --          37.0
       Held to maturity                       5.2           7.0          36.1         13.5           --          61.8
                                           ------        ------        ------       ------       ------        ------
    Total investment securities              42.2           7.0          36.1         13.5           --          98.8
Loans:(2)
       Fixed rate (3)                        13.6           6.1         113.0         28.0           --         160.7
       Variable rate                         33.0          32.9          58.9         27.0           --         151.8
                                           ------        ------        ------       ------       ------        ------
    Total loans                              46.6          39.0         171.9         55.0           --         312.5
Other assets(4)                                --            --            --           --          2.3           2.3
                                           ------        ------        ------       ------       ------        ------
    Total Assets                           $102.8        $ 46.0        $208.0       $ 68.5       $  2.3        $427.6
                                           ======        ======        ======       ======       ======        ======

LIABILITIES & CAPITAL
---------------------
Deposits:
       Non interest bearing deposits       $   --        $   --        $   --       $   --       $ 36.9        $ 36.9
       Interest bearing deposits(5)          70.1            --          28.9           --           --          99.0
       Certificate of deposits               23.4          42.7          88.4           --           --         154.5
                                           ------        ------        ------       ------       ------        ------
    Total deposits                           93.5          42.7         117.3           --         36.9         290.4
Short term borrowings                          --            --            --           --           --            --
Mortgage and long term borrowings                            --          30.0           --           --          30.9
                                                                                                                  0.9
Other liabilities                              --            --            --           --         12.2          12.2
Capital                                        --            --            --           --         94.1          94.1
                                           ------        ------        ------       ------       ------        ------
    Total liabilities & capital            $ 93.5        $ 43.6        $147.3       $   --       $143.2        $427.6
                                           ======        ======        ======       ======       ======        ======

Net interest rate GAP                      $  9.3        $  2.4        $ 60.7       $ 68.5      ($141.0)
                                           ======        ======        ======       ======       ======

Cumulative interest rate GAP               $  9.3        $ 11.7        $ 72.4       $141.0           --
                                           ======        ======        ======       ======       ======
GAP to total  assets                            2%            1%
                                           ======        ======
GAP to total equity                            14%            4%
                                           ======        ======
Cumulative GAP to total assets                  2%            3%
                                           ======        ======
Cumulative GAP to total equity                 14%           18%
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

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at December 31, 1998.

(4) For purposes of gap analysis, other assets include the allowance for possible loan loss; unamortized discount on purchased loans and deferred fees on loans.

(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

         The method to analyze interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets have provisions, which limit changes in interest rates each time the interest rate changes and for the entire term of the loan. Additionally, prepayments and withdrawals experienced in the event of a change in interest rates may deviate significantly from those assumed in the interest rate sensitivity table. Additionally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.


CAPITAL ADEQUACY

         The table shown below sets forth RBPA's consolidated capital level and performance ratios.

                                                                           REGULATORY
                                          1998        1997        1996      MINIMUM
                                          ----        ----        ----      -------
CAPITAL LEVEL
   Leverage ratio                         22.1%       25.6%       24.2%        3%
   Risk based capital ratio:
        Tier 1                            24.1%       25.1%       28.9%        4%
        Tier 2                            25.4%       26.4%       30.2%        8%

CAPITAL PERFORMANCE
   Return on average assets                2.6%        2.7%        3.0%       --
   Return on average equity               11.8%       10.8%       12.7%       --

         RBPA's sources of capital have been derived from the issuance of stock as well as retained earnings. While RBPA has not had a stock offering since 1986, total stockholder's equity has increased primarily due to steady increases in retained earnings. At December 31, 1998, RBPA had an average capital to average asset ratio of 22.4%. RBPA has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital, which is considered excessive by industry standards.

         In early 1989, each of the federal bank regulatory agencies issued risk-based capital standards, which were phased in December 31, 1992. The new standards place assets in various categories of risk with varying weights assigned, and consider certain off-balance sheet activities, such as letters of credit and loan commitments in the base for purposes of determining capital adequacy. The principal objective of establishing the risk-based capital framework is to achieve greater convergence in the measurement and assessment of capital adequacy due to the divergence of asset mixes maintained from one depository institution to the next. At December 31, 1998, RBPA's ratio using these standards was 24.1%.


YEAR 2000

         Management has initiated a company wide program to prepare RBPA's computer systems and applications for the year 2000. The year 2000 problem is pervasive and complex as virtually every computer system will be affected in some way by the rollover of the two-digit year value to 00. Through a special committee, RBPA has conducted a comprehensive review of its computer systems and third party vendors providing hardware and software services and has identified systems and vendors that could be affected by the year 2000 issue. The Bank subsidiary will replace or cause third party vendors to replace all software and hardware that is not year 200 compliant. All year 200 replacement software and hardware will be fully tested by March 31, 1999. As much of RBPA's data processing is outsourced to third party vendors, RBPA does not expect the costs associated with year 2000 compliance over the next three years to have a material effect on its financial position or results of operations. The amount expensed in 1998 was immaterial.


MANAGEMENT OPTIONS TO PURCHASE SECURITIES

         On June 27, 1990, the directors of the Bank approved the Royal Bank of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the Plan). The Plan was reapproved by the shareholders in connection with the formation of the holding company. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Registrant's Class A common stock (but not in excess of 15% of outstanding shares). The option price is equal to the fair market value at the date of the grant. At December 31, 1998, 464,583 options have been granted (the fair market per share at the time of the grant was $19.95 in 1998 and $13.75 in 1997) which are exercisable at 20% per year. At December 31, 1998, options covering 304,258 shares were exercisable.

         In 1990, the directors of the Bank approved a non-qualified Outside Directors Stock Option Plan. The Plan was reapproved by the shareholders in connection with the formation of the holding company. Under the terms of the plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually, which is exercisable after one year of service. The options were granted at the fair market value ($19.952 per share in 1998 and $13.75 in 1997) at the date of the grant. Currently, the strike price on the options ranges from $2.608 to $19.952 per share. During 1998, 1,404 options were exercised at strike prices of $7.345 per share. At December 31, 1998, 63,992 options were outstanding and options covering 49,952 shares were exercisable.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environment. The market value of portfolio is defined as the present value of existing assets and liabilities. The calculated estimates of changes in the market value of portfolio value are as follows:

                   At December 31, 1998 (Dollars in Thousands)

                                                         Market Value of           Percent of
                              Changes in Rates           Portfolio Equity            Change
                              ----------------           ----------------            ------
                             + 300 basis points              $ 97,860                (10.3)
                             + 200 basis points               101,614                 (6.9)
                             + 100 basis points               105,367                 (3.4)
                                 Flat rate                    109,120                   --
                             - 100 basis points               116,626                  6.9
                             - 200 basis points               124,134                 13.8
                             - 300 basis points               131,640                 20.6

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




            FINANCIAL STATEMENTS AND REPORT OF
         INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

          ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                     AND SUBSIDIARIES

                DECEMBER 31, 1998 AND 1997

               Report of Independent Certified Public Accountants


Board of Directors
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





/s/ Grant Thornton, LLP
--------------------------
Philadelphia, Pennsylvania
January 22, 1999

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

               ASSETS                                                                         1998                 1997
                                                                                         -------------        -------------
Cash and due from banks                                                                  $   5,592,624        $   7,491,242
Federal funds sold                                                                          13,550,000           22,925,000
                                                                                         -------------        -------------
               Total cash and cash equivalents                                              19,142,624           30,416,242
                                                                                         -------------        -------------
Interest bearing deposits in banks                                                             100,030              300,030
Investment securities held to maturity (market value of $62,159,860
    and $64,984,987 in 1998 and 1997, respectively)                                         61,894,538           64,371,042
Investment securities available for sale - at market value                                  36,951,162           21,048,793
Total loans                                                                                304,475,629          290,897,048
    Less allowance for loan losses                                                          11,919,545            8,186,237
                                                                                         -------------        -------------
               Net loans                                                                   292,556,084          282,710,811
Other real estate, net                                                                         707,397                   --
Premises and equipment, net                                                                  5,452,765            4,788,921
Accrued interest and other assets                                                           10,817,184           12,962,240
                                                                                         -------------        -------------
                                                                                         $ 427,621,784        $ 416,598,079
                                                                                         =============        =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                              $  41,150,730        $  37,712,928
       Interest bearing (includes certificates of deposit in excess of $100,000 of
         $48,754,354 and $33,175,135 in 1998 and 1997, respectively)                       249,238,955          227,650,506
                                                                                         -------------        -------------
               Total deposits                                                              290,389,685          265,363,434
    Federal funds purchased                                                                         --           15,000,000
    Accrued interest and other liabilities                                                  12,271,111           15,095,998
    Long-term borrowings                                                                    30,365,000           31,063,000
    Mortgage payable                                                                           526,720              570,885
                                                                                         -------------        -------------
               Total liabilities                                                           333,552,516          327,093,317
                                                                                         -------------        -------------
Stockholders' equity
    Common stock
       Class A, par value $2.00 per share; authorized, 18,000,000 shares; issued,
         7,429,689 and 7,015,721 shares in 1998 and 1997, respectively                      14,859,378           14,031,442
       Class B, par value $0.10 per share; authorized, 2,000,000 shares; issued,
         1,630,544 and 1,592,859 shares in 1998 and 1997, respectively                         163,054              159,286
    Capital surplus                                                                         45,392,659           38,797,618
    Retained earnings                                                                       34,556,343           38,023,359
    Accumulated other comprehensive income                                                   1,242,919              638,142
                                                                                         -------------        -------------
                                                                                            96,214,353           91,649,847
    Treasury stock - at cost, 207,516 Class A shares in 1998
       and 1997, respectively                                                               (2,145,085)          (2,145,085)
                                                                                         -------------        -------------
                                                                                            94,069,268           89,504,762
                                                                                         -------------        -------------
                                                                                         $ 427,621,784        $ 416,598,079
                                                                                         =============        =============

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                             Year ended December 31,

                                                                                 1998               1997                1996
                                                                             ------------       ------------        ------------
Interest income
    Loans, including fees                                                    $ 33,513,439       $ 25,559,901        $ 25,109,566
    Investment securities held to maturity
        Taxable                                                                 3,227,921          5,604,469           7,005,539
        Tax-exempt                                                                207,931            116,779              58,488
    Investment securities available for sale
        Taxable                                                                 2,121,921            893,447              64,293
        Tax-exempt                                                                173,199             97,937             261,443
    Deposits in banks                                                              24,251            112,294             131,005
    Federal funds sold                                                          1,371,643            986,552             987,370
                                                                             ------------       ------------        ------------
           TOTAL INTEREST INCOME                                               40,640,305         33,371,379          33,617,704
                                                                             ------------       ------------        ------------
Interest expense
    Deposits                                                                   11,167,451          9,810,104           9,711,456
    Mortgage payable and other                                                  1,995,750            231,252             342,819
    Federal funds purchased                                                            --              6,148                  --
                                                                             ------------       ------------        ------------
           TOTAL INTEREST EXPENSE                                              13,163,201         10,047,504          10,054,275
                                                                             ------------       ------------        ------------
           NET INTEREST INCOME                                                 27,477,104         23,323,875          23,563,429
Increase (Decrease) in provision for loan losses                                4,769,785         (2,118,281)         (1,487,734)
                                                                             ------------       ------------        ------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                  22,707,319         25,442,156          25,051,163
                                                                             ------------       ------------        ------------

Other income
    Service charges and fees                                                      830,932            981,111           1,008,054
    Realized gains on sale of investment securities available for sale                 --             13,643                  --
    Gain on other real estate                                                          --          1,204,443           2,015,994
    Gain on sale of loans                                                           3,831             28,585             427,023
    Other income                                                                2,739,602            397,194             780,333
                                                                             ------------       ------------        ------------
                                                                                3,574,365          2,624,976           4,231,404
                                                                             ------------       ------------        ------------
Other expenses
    Salaries, wages and employee benefits                                       5,028,428          9,545,799           9,601,628
    Occupancy and equipment                                                       706,320            756,202             660,219
    Other operating expenses                                                    5,138,734          4,332,119           4,876,719
                                                                             ------------       ------------        ------------
                                                                               10,873,482         14,634,120          15,138,566
                                                                             ------------       ------------        ------------
           INCOME BEFORE INCOME TAXES                                          15,408,202         13,433,012          14,144,001
Income taxes                                                                    4,624,262          4,074,280           3,907,111
                                                                             ------------       ------------        ------------
           NET INCOME                                                        $ 10,783,940       $  9,358,732        $ 10,236,890
                                                                             ============       ============        ============
Per share data
    Net income - basic                                                       $       1.19       $       1.04        $       1.16
                                                                             ============       ============        ============
    Net income - diluted                                                     $       1.15       $       1.00        $       1.13
                                                                             ============       ============        ============

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                  Years ended December 31, 1998, 1997 and 1996


                                                          Class A common stock      Class B common stock
                                                        -----------------------    ----------------------      Capital
                                                          Shares       Amount        Shares       Amount       surplus
                                                        ---------   -----------    ---------    ---------    -----------
Balance, January 1, 1996                                6,086,554   $12,173,108    1,529,100    $ 152,910    $29,871,868
    Net income for the year ended December 31, 1996            --            --           --           --             --
    Conversion of Class B common stock to Class A
      common stock                                         32,851        65,702      (28,650)      (2,865)            --
    6% stock dividends declared                           365,229       730,458       91,641        9,164      4,025,365
    Cash in lieu of fractional shares                          --            --           --           --             --
    Purchase of treasury stock                                 --            --           --           --             --
    Stock options exercised                               111,991       223,982           --           --        930,210
    Cash dividends on common stock                             --            --           --           --             --
    Other comprehensive income, net of
      reclassifications and taxes                              --            --           --           --             --
                                                        ---------   -----------    ---------    ---------    -----------
    Comprehensive income


Balance, December 31, 1996                              6,596,625    13,193,250    1,592,091      159,209     34,827,443

    Net income for the year ended December 31, 1997            --            --           --           --             --
    Conversion of Class B common stock to Class A
      common stock                                         70,344       140,688      (61,091)      (6,109)            --
    4% stock dividends declared                           258,176       516,352       61,859        6,186      3,799,706
    Cash in lieu of fractional shares                          --            --           --           --             --
    Purchase of treasury stock                                 --            --           --           --             --
    Stock options exercised                                90,576       181,152           --           --        170,469
    Cash dividends on common stock                             --            --           --           --             --
    Other comprehensive income, net of
      reclassifications and taxes                              --            --           --           --             --
                                                        ---------   -----------    ---------    ---------    -----------
    Comprehensive income


                                                                         Accumulated
                                                                            other
                                                          Retained      comprehensive    Treasury     Comprehensive
                                                          earnings      income (loss)     stock          income
                                                        ------------    -------------  -----------    -------------
Balance, January 1, 1996                                $ 34,991,338      $    (564)   $        --
    Net income for the year ended December 31, 1996       10,236,890             --             --    $ 10,236,890
    Conversion of Class B common stock to Class A
      common stock                                           (62,837)            --             --
    6% stock dividends declared                           (4,764,987)            --             --
    Cash in lieu of fractional shares                         (2,099)            --             --
    Purchase of treasury stock                                    --             --     (2,025,874)
    Stock options exercised                                       --             --             --
    Cash dividends on common stock                        (1,970,505)            --             --
    Other comprehensive income, net of
      reclassifications and taxes                                 --           (594)            --            (594)
                                                        ------------      ---------    -----------    ------------
    Comprehensive income                                                                              $ 10,236,296
                                                                                                      ============

Balance, December 31, 1996                                38,427,800         (1,158)    (2,025,874)

    Net income for the year ended December 31, 1997        9,358,732             --             --       9,358,732
    Conversion of Class B common stock to Class A
      common stock                                          (134,579)            --             --
    4% stock dividends declared                           (4,322,244)            --             --
    Cash in lieu of fractional shares                         (2,477)            --             --
    Purchase of treasury stock                                    --             --       (119,211)
    Stock options exercised                                       --             --             --
    Cash dividends on common stock                        (5,303,873)            --             --
    Other comprehensive income, net of
      reclassifications and taxes                                 --        639,300             --         639,300
                                                        ------------      ---------    -----------    ------------
    Comprehensive income                                                                              $  9,998,032
                                                                                                      ============


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME - CONTINUED

                  Years ended December 31, 1998, 1997 and 1996


                                                          Class A common stock      Class B common stock
                                                        -----------------------    ----------------------      Capital
                                                          Shares       Amount        Shares       Amount       surplus
                                                        ---------   -----------    ---------    ---------    -----------
Balance, December 31, 1997                              7,015,721   $14,031,442    1,592,859    $ 159,286    $38,797,618
    Net income for the year ended December 31, 1998
    Conversion of Class B common stock to Class A
      common stock                                         29,562        59,124      (25,910)      (2,591)
    4% stock dividends declared                           272,313       544,626       63,595        6,359      6,466,085
    Cash in lieu of fractional shares
    Stock options exercised                               112,093       224,186                                  128,956
    Cash dividends on common stock
    Other comprehensive income, net of
      reclassifications and taxes
                                                        ---------   -----------    ---------    ---------     ----------
    Comprehensive income


Balance, December 31, 1998                              7,429,689   $14,859,378    1,630,544    $ 163,054    $45,392,659
                                                        =========   ===========    =========    =========    ===========

                                                                         Accumulated
                                                                            other
                                                          Retained      comprehensive    Treasury     Comprehensive
                                                          earnings      income (loss)     stock          income
                                                        ------------    -------------  -----------    -------------
Balance, December 31, 1997                              $38,023,359      $  638,142    $(2,145,085)
    Net income for the year ended December 31, 1998      10,783,940                                    $10,783,940
    Conversion of Class B common stock to Class A
      common stock                                          (56,533)
    4% stock dividends declared                          (7,017,070)
    Cash in lieu of fractional shares                        (2,023)
    Stock options exercised
    Cash dividends on common stock                       (7,175,330)
    Other comprehensive income, net of
      reclassifications and taxes                                           604,777                        604,777
                                                        -----------      ----------    -----------     -----------
    Comprehensive income                                                                               $11,388,717
                                                                                                       ===========

Balance, December 31, 1998                              $34,556,343      $1,242,919    $(2,145,085)
                                                        ===========      ==========    ===========




         The accompanying notes are an integral part of this statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                                  1998              1997              1996
                                                              ------------      ------------      ------------
Cash flows from operating activities
    Net income                                                $ 10,783,940      $  9,358,732      $ 10,236,890
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation and amortization                              351,039           323,916           412,395
        (Increase)Decrease in provision for loan losses          4,769,785        (2,118,281)       (1,487,734)
        Accretion of investment securities discount                (75,116)          (61,462)          (70,938)
        Amortization of investment securities premium              294,699           697,987           722,147
        Amortization of deferred loan fees                        (278,215)         (137,591)         (130,272)
        Accretion of discount on loans purchased                (3,005,281)       (1,849,384)       (1,265,330)
        Provision (benefit) for deferred income taxes               75,361           579,007          (912,654)
        Gain on other real estate                                       --        (1,204,443)       (2,015,994)
        Gain on sale of loans                                       (3,831)          (28,585)         (427,023)
        Realized gains on sale of investment securities
           available for sale                                           --           (13,643)               --
        (Decrease)Increase in accrued interest receivable           99,146          (626,542)         (301,024)
        Decrease in other assets                                 1,915,737         1,648,874         1,394,977
        Increase in accrued interest payable                     1,288,379           952,653           768,127
        Increase in unearned income on loans                       613,025           345,443           261,203
        (Decrease) increase in other liabilities                (4,113,266)          934,994         2,954,589
                                                              ------------      ------------      ------------

               Net cash provided by operating activities        12,715,402         8,801,675        10,139,359
                                                              ------------      ------------      ------------

Cash flows from investing activities
    Net increase (decrease) in interest bearing balances
        in banks                                                   200,000           652,970          (234,249)
    Proceeds from calls and maturities of investment
        securities held to maturity                             43,508,610        58,516,144        18,554,228
    Purchase of investment securities held to maturity         (41,251,689)       (9,310,907)      (29,217,548)
    Proceeds from sale of investment securities available
        for sale                                                        --            18,129                --
    (Purchase) sales of Federal Home Loan Bank stock                 5,000        (2,150,000)               --
    Purchase of investment securities available for sale       (15,302,591)      (14,276,725)       (3,755,408)
    Net increase in loans                                      (12,593,341)      (14,331,580)      (10,118,860)
    Purchase of loan portfolio                                          --       (66,740,249)               --
    Purchase of premises and equipment                          (1,014,883)         (404,306)         (693,677)
    Proceeds from sale and payments on other real estate                --         1,708,547         2,124,138
                                                              ------------      ------------      ------------

               Net cash used in investing activities           (26,448,894)      (46,317,977)      (23,341,376)
                                                              ------------      ------------      ------------




                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                             Year ended December 31,



                                                                           1998              1997              1996
                                                                       ------------      ------------      ------------
Cash flows from financing activities
    Net increase (decrease) in short-term borrowings                   $(15,000,000)     $ 15,000,000      $         --
    Net (decrease) increase in non-interest bearing and
        interest bearing demand deposits and savings accounts            10,718,876        (6,135,112)       (4,275,541)
    Net increase (decrease) in certificates of deposit                   14,307,375        17,315,943        (9,783,396)
    Mortgage payments                                                       (44,165)          (41,722)          (39,760)
    Cash dividends in lieu of fractional shares                              (2,023)           (2,479)           (2,099)
    Purchase of treasury stock                                                   --          (119,211)       (2,025,874)
    Net increase (decrease) in long-term borrowings                        (698,000)       26,862,000         1,869,000
    Issuance of common stock under stock option plans                       353,141         1,987,986         1,154,192
    Cash dividends                                                       (7,175,330)       (5,303,873)       (1,970,505)
                                                                       ------------      ------------      ------------

               Net cash provided by (used in) financing activities        2,459,874        49,563,532       (15,073,983)
                                                                       ------------      ------------      ------------

               NET INCREASE (DECREASE) IN
                   CASH AND CASH EQUIVALENTS                            (11,273,618)       12,047,230       (28,276,000)

Cash and cash equivalents at beginning of year                           30,416,242        18,369,012        46,645,012
                                                                       ------------      ------------      ------------

Cash and cash equivalents at end of year                               $ 19,142,624      $ 30,416,242      $ 18,369,012
                                                                       ============      ============      ============

Supplemental disclosure of cash flow information
    Cash paid during the year for
        Interest                                                       $ 11,874,822      $  9,094,851      $  9,286,149
                                                                       ============      ============      ============

        Income taxes                                                   $  2,750,000      $  3,750,000      $  4,850,000
                                                                       ============      ============      ============




The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



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

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Management has determined the Company operates in one business segment, community banking.

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

                           December 31, 1998 and 1997




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

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's financial position or results of operations.

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


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    9.  Profit-Sharing Plan

    The Company has a contributory 401(k) plan covering substantially all employees. The Company contributed $127,788, $135,650 and $125,964 for 1998, 1997 and 1996, respectively.




                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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


                                                                            1998
                                                       --------------------------------------------
                                                         Income          Average shares   Per share
                                                       (numerator)       (denominator)      amount
                                                       -----------       -------------      ------
    Basic EPS
       Income available to common shareholders         $10,783,940         9,030,657      $    1.19

    Effect of dilutive securities
       Stock options                                                         333,016
                                                       -----------         ---------      ---------

    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options             $10,783,940         9,363,673      $    1.15
                                                       ===========         =========      =========


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


                                                                               1997
                                                      -----------------------------------------------------
                                                        Income            Average shares          Per share
                                                     (numerator)          (denominator)             amount
                                                      ----------          --------------          ---------
Basic EPS
   Income available to common shareholders            $9,358,732             9,000,989            $   1.04

Effect of dilutive securities
   Stock options                                            --                 312,923                --
                                                      ----------            ----------            --------

Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options                $9,358,732             9,313,912            $   1.00
                                                      ==========            ==========            ========


                                                                                 1996
                                                      -----------------------------------------------------
                                                        Income              Average shares        Per share
                                                      (numerator)           (denominator)           amount
                                                      -----------           --------------        ---------
Basic EPS
   Income available to common shareholders            $10,236,890              8,827,197            $1.16

Effect of dilutive securities
   Stock options                                             --                  231,678             --
                                                      -----------            -----------            -----

Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options                $10,236,890              9,058,875            $1.13
                                                      ===========            ===========            =====

    EPS is calculated on the basis of the weighted average number of shares outstanding of 9,030,657, 9,000,989 and 8,827,197 for the years ended December 31, 1998, 1997 and 1996, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 4% stock dividend of May 1998, the 4% stock dividend of May 1997 and the 6% stock dividend of May 1996.

    12.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    16.  Advertising Costs

    The Company and the Bank expense advertising costs as incurred.

    17.  Comprehensive Income

    On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

         The income tax effects allocated to comprehensive income is as follows:


                                                                              December 31, 1998
                                                             -------------------------------------------------
                                                                                  Net of
                                                             Before tax             Tax                 tax
                                                               amount             expense              amount
                                                             ----------           --------            --------
Unrealized gains on securities
    Unrealized holding gains arising during period            $916,330            $311,553            $604,777
    Less reclassification adjustment for gains
    realized in net income                                        --                  --                  --
                                                              --------            --------            --------

    Other comprehensive income, net                           $916,330            $311,553            $604,777
                                                              ========            ========            ========


                                                                                December 31, 1997
                                                              -----------------------------------------------------
                                                                                     Net of
                                                              Before tax               Tax                   tax
                                                                amount               expense                amount
                                                              ----------            ---------             ---------
Unrealized gains on securities
    Unrealized holding gains arising during period            $ 982,280             $ 333,566             $ 648,714
    Less reclassification adjustment for gains
    realized in net income                                      (13,643)               (4,229)               (9,414)
                                                              ---------             ---------             ---------

    Other comprehensive income, net                           $ 968,637             $ 329,337             $ 639,300
                                                              =========             =========             =========


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                           December 31, 1997
                                                             --------------------------------------------
                                                                                Net of
                                                             Before tax           Tax               tax
                                                               amount           expense            amount
                                                             ----------         -------            ------
Unrealized losses on securities
    Unrealized holding losses arising during period            $(898)            $(304)            $(594)
    Less reclassification adjustment for gains
    realized in net income                                      --                --                --
                                                               -----             -----             -----

    Other comprehensive loss, net                              $(898)            $(304)            $(594)
                                                               =====             =====             =====

    18.  Reclassifications

    Certain reclassifications of prior year amounts have been made to conform to the 1998 presentation.

NOTE B - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investment securities held to maturity and available for sale are summarized as follows:


                                                                                       1998
                                                  --------------------------------------------------------------------------------
                                                                            Gross                  Gross                 Estimated
                                                   Amortized             unrealized             unrealized                 fair
                                                     cost                   gains                  losses                  value
                                                  -----------            -----------            -----------            -----------
Investment securities held to maturity
  Obligations of states and political
  subdivisions                                    $ 3,098,465            $    29,178            $      --              $ 3,127,643
U.S. treasuries                                       250,000                  1,769                   --                  251,769
Corporate securities                               54,264,311                550,849                442,851             54,372,309
U.S. agencies                                       4,281,762                126,478                    101              4,408,139
                                                  -----------            -----------            -----------            -----------
                                                  $61,894,538            $   708,274            $   442,952            $62,159,860
                                                  ===========            ===========            ===========            ===========


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE B - INVESTMENT SECURITIES - Continued


                                                                                         1998
                                                    --------------------------------------------------------------------------------
                                                                              Gross                  Gross                Estimated
                                                     Amortized              unrealized            unrealized                fair
                                                        cost                  gains                 losses                  value
                                                    -----------            -----------            -----------            -----------
Investment securities available for sale
  Federal Home Loan Bank stock -
     at cost                                        $ 3,169,700            $      --              $      --              $ 3,169,700
  Preferred and common stock                          2,867,012                 51,950                   --                2,918,962
  Other securities                                   29,031,240              1,831,260                   --               30,862,500
                                                    -----------            -----------            -----------            -----------
                                                    $35,067,952            $ 1,883,210            $      --              $36,951,162
                                                    ===========            ===========            ===========            ===========



                                                                                          1997
                                                    --------------------------------------------------------------------------------
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

                           December 31, 1998 and 1997




NOTE B - INVESTMENT SECURITIES - Continued

    The amortized cost and estimated fair value of investment securities at December 31, 1998 and 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                              1998
                                        --------------------------------------------------------------------------------
                                                 Held to maturity                              Available for sale
                                        ----------------------------------            ----------------------------------
                                                                Estimated                                     Estimated
                                         Amortized                 fair                Amortized                fair
                                            cost                  value                   cost                  value
                                        -----------            -----------            -----------            -----------
Within 1 year                           $12,228,163            $12,249,864            $      --              $      --
After 1 but within 5 years               36,656,386             37,073,862                   --                     --
After 5 but within 10 years               7,328,418              7,182,482                   --                     --
After 10 years                            5,681,571              5,653,652             29,031,240             30,862,500
                                        -----------            -----------            -----------            -----------
                                         61,894,538             62,159,860             29,031,240             30,862,500
Federal Home Loan Bank stock                   --                     --                3,169,700              3,169,700
Preferred and common stock                     --                     --                2,867,012              2,918,962
                                        -----------            -----------            -----------            -----------
                                        $61,894,538            $62,159,860            $35,067,952            $36,951,162
                                        ===========            ===========            ===========            ===========


                                                                              1997
                                        --------------------------------------------------------------------------------
                                                  Held to maturity                            Available for sale
                                        ----------------------------------            ----------------------------------
                                                                Estimated                                     Estimated
                                         Amortized                fair                 Amortized                fair
                                           cost                  value                   cost                   value
                                        -----------            -----------            -----------            -----------
Within 1 year                           $40,619,909            $40,710,209            $      --              $      --
After 1 but within 5 years               12,834,561             12,991,167                   --                     --
After 5 but within 10 years               7,140,579              7,374,922                   --                     --
After 10 years                            3,775,993              3,908,689             13,963,503             14,897,204
                                        -----------            -----------            -----------            -----------
                                         64,371,042             64,984,987             13,963,503             14,897,204
Federal Home Loan Bank stock                   --                     --                3,174,200              3,174,200
Preferred and common stock                     --                     --                2,944,209              2,977,389
                                                               -----------            -----------            -----------
                                        $64,371,042            $64,984,987            $20,081,912            $21,048,793
                                        ===========            ===========            ===========            ===========

    Proceeds from the sale of investment securities available for sale during 1998, 1997 and 1996 were $-0-, $18,129 and $-0-, respectively, resulting in gross realized gains of $-0-, $13,643 and $-0- during 1998, 1997 and 1996, respectively.

    As of December 31, 1998 and 1997, investment securities with a book value of $13,716,861 and $25,354,865, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE C - LOANS

    Major classifications of loans are as follows:

                                                               1998                       1997
                                                           -------------             -------------
Consumer                                                   $   2,032,878             $   1,523,410
Commercial and industrial                                    127,972,082               123,800,129
Real estate                                                  182,595,194               176,315,363
                                                           -------------             -------------
        Total gross loans                                    312,600,154               301,638,902
Less
   Unearned income                                            (1,833,236)               (1,498,426)
        Unamortized discount on loans purchased               (6,291,289)               (9,243,428)
                                                           -------------             -------------
        Total loans                                        $ 304,475,629             $ 290,897,048
                                                           =============             =============

    Loans on which the accrual of interest has been discontinued or reduced amounted to $3,419,378 and $4,316,852 at December 31, 1998 and 1997,
    respectively. If interest had been accrued, such income would have been $307,744 and $388,517 for the years ended December 31, 1998 and 1997, respectively. Although the Company has non-performing loans of $3,419,378 at December 31, 1998, management believes it has adequate collateral to limit its credit risk.

    The Company granted loans to the officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $14,393,830 and $14,651,598 at December 31, 1998 and 1997,
    respectively. During 1998, $1,224,204 of new loans were made and repayments totalled $1,481,972.

    The balance of impaired loans was $1,324,829 at December 31, 1998. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The income recognized on impaired loans during 1998 was $2,753. Total cash collected on impaired loans during 1998 was $148,175, of which $145,422 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during 1998 was $56,376. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE D - ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses were as follows:

                                                                1998                     1997                     1997
                                                            ------------             ------------             ------------
Balance at beginning of year                                $  8,186,237             $  9,084,153             $  9,746,559
                                                            ------------             ------------             ------------

   Charge-offs                                                (1,635,919)                (761,790)              (1,082,865)
   Recoveries                                                    599,442                1,982,155                1,908,193
                                                            ------------             ------------             ------------

          Net charge-offs and recoveries                      (1,036,477)               1,220,365                  825,328

Increase (Decrease) in provision for loan losses               4,769,785               (2,118,281)              (1,487,734)
                                                            ------------             ------------             ------------

Balance at end of year                                      $ 11,919,545             $  8,186,237             $  9,084,153
                                                            ============             ============             ============

NOTE E - PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:

                                                                    Estimated
                                                                   useful lives           1997             1997
                                                               -------------------   ---------------  ---------------
        Land                                                       -                   $ 1,373,478      $ 1,373,478
        Buildings and leasehold improvements                    15 - 31.5 years          4,825,378        4,001,994
        Furniture and fixtures                                   5 - 7    years          2,495,844        2,306,038
                                                                                       -----------      -----------
                                                                                         8,694,700        7,681,510
        Less accumulated depreciation and amortization                                   3,241,935        2,892,589
                                                                                       -----------      -----------
                                                                                       $ 5,452,765      $ 4,788,921
                                                                                       ===========      ===========

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997


NOTE F - DEPOSITS

    Deposits are summarized as follows:

                                                                                     1997                     1997
                                                                                 ------------            ------------
  Demand                                                                         $ 41,150,730            $ 37,712,928
  NOW and money market                                                             75,348,561              70,026,150
  Savings                                                                          19,405,323              17,446,660
  Time, $100,000 and over                                                          48,754,354              33,175,135
  Other time                                                                      105,730,717             107,002,561
                                                                                 ------------            ------------
                                                                                 $290,389,685            $265,363,434
                                                                                 ============            ============

Certificates of deposit of $100,000 or more consist of the following:

                                                                                     1997                    1997
                                                                                 ------------            ------------

  Three months or less                                                           $  4,606,561            $  5,433,089
  Over three months through twelve months                                           7,465,667               8,850,440
  Over twelve months through five years                                            20,908,866              14,051,924
  Over five years                                                                  15,773,260               4,839,682
                                                                                 ------------            ------------
                                                                                 $ 48,754,354            $ 33,175,135
                                                                                 ============            ============

    Maturities of certificates of deposit for the next five years and thereafter are as follows:

       1999                                                                                              $ 64,421,641
       2000                                                                                                21,561,236
       2001                                                                                                14,893,365
       2002                                                                                                10,178,476
       2003                                                                                                19,197,099
       Thereafter                                                                                          24,233,254
                                                                                                         ------------

                                                                                                         $154,485,071
                                                                                                         ============

NOTE G - SHORT-TERM BORROWINGS

    Short-term borrowings consist of federal funds purchased and generally mature within one to four days from the transaction date. The balance outstanding at December 31, 1998 was $-0-. Average federal funds purchased during the year amounted $94,501 with a weighted average rate of 4.35%. The maximum balance at the end of one month was $-0-.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE H - MORTGAGE PAYABLE

    The mortgage payable is payable to a bank at 65% of the prime rate (5.525% at December 31, 1998) and is guaranteed by an industrial development authority. A substantial portion of the land and building is pledged as security under this mortgage.

    Required principal payments for the next five years and thereafter are as follows:

      Year ending December 31,
      ------------------------
              1999                                                                                    $     41,574
              2000                                                                                          43,717
              2001                                                                                          45,971
              2002                                                                                          48,341
              2003                                                                                          50,833
              Thereafter                                                                                   296,284
                                                                                                       -----------
                                                                                                      $    526,720
                                                                                                      ============

NOTE I - LONG-TERM BORROWINGS

         Long-term borrowings consist of advances from the Federal Home Loan Bank at December 31, 1998 and are as follows:

      Due date                                     Interest rate
      -----------------
      December 27, 1999                                 8.20                                           $   365,000
      December 23, 2002                                 6.24                                            30,000,000
                                                                                                       -----------
                                                                                                       $30,365,000
                                                                                                       ===========

        The advances are collateralized by Federal Home Loan Bank stock and certain of the Company's first mortgage loans.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE J - LEASE COMMITMENTS

    The Company leases various premises under non-cancellable agreements which expire through 2004 and require minimum annual rentals. The minimum rental commitments under the leases are as follows:

      Year ending December 31,
      ------------------------
              1999                               $   308,178
              2000                                   302,556
              2001                                   181,601
              2002                                   181,601
              2003                                   140,772
              Thereafter                               4,138
                                                 -----------
                                                 $ 1,118,846
                                                 ===========

    Rental expense for all leases was approximately $335,000 and $343,000 and $339,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

NOTE L - OTHER OPERATING EXPENSES

    The following items which are greater than 1% of the aggregate of "Total Interest Income" and "Total Other Income" are included in "Other Expenses" for the respective years indicated:

                                                                       1998              1997              1996
                                                                  --------------    --------------     --------------
      Advertising                                                 $    214,813      $    396,831       $   248,017
      Pennsylvania bank shares tax                                     726,161           720,630           707,442
      FDIC assessments                                                  33,133            31,794             2,000
      Professional fees                                                544,109           330,959         1,595,248
      Other real estate expense                                          9,387            32,668           141,040
      Loss on investment partnership                                 1,080,415         1,019,375            28,918

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997



NOTE M - INCOME TAXES

    The components of the income tax expense (benefit) included in the consolidated statements of income are as follows:

                                                                       1998              1997              1996
                                                                   -----------       -----------       -----------
      Income tax expense (benefit)
         Current                                                   $ 4,055,012       $ 3,757,471       $ 4,445,217
         Deferred federal tax                                          310,111            57,670          (912,654)
      Benefit applied to reduce goodwill                               259,139           259,139           374,548
                                                                   -----------       -----------       -----------
                                                                   $ 4,624,262       $ 4,074,280       $ 3,907,111
                                                                   ===========       ===========       ===========

    The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 1998, 1997 and 1996 is as follows:

                                                                        1998              1997              1996
                                                                   --------------    --------------    --------------
      Computed tax expense at statutory rate                        $ 5,392,871        $ 4,701,554       $ 4,950,400
      Tax-exempt income                                                (258,100)          (178,469)         (223,053)
      Low-income housing tax credit                                    (544,939)          (309,580)         (310,615)
      Other, net                                                        134,430            (39,225)         (409,621)
      Effect of 34% rate bracket                                       (100,000)          (100,000)         (100,000)
                                                                    -----------        -----------       -----------
      Applicable income tax expense                                 $ 4,624,262        $ 4,074,280       $ 3,907,111
                                                                    ===========        ===========       ===========

    Deferred tax assets and liabilities consist of the following:

                                                                                    1998                      1997
                                                                                ------------             -------------
        Deferred tax assets
        Allowance for doubtful accounts                                         $  1,263,028             $       --
        Accrued legal expenses                                                          --                    846,857
        Accrued stock-based compensation                                             992,959                1,986,842
        Asset valuation reserves                                                     472,013                  472,013
        Goodwill                                                                     127,346                  127,346
        Net operating loss carryovers from Knoblauch State Bank                    7,961,948                6,021,989
                                                                                ------------             ------------
                                                                                  10,817,294                9,455,047
        Less valuation allowance                                                  (7,961,948)               6,021,989
                                                                                ------------             ------------
                                                                                   2,855,346                3,433,058
                                                                                ------------             ------------
        Deferred tax liabilities
        Allowance for doubtful accounts                                                 --                    351,796
        Unrealized gain on securities                                                640,292                  328,739
        Depreciation                                                                  93,533                   75,256
        Accretion of discount                                                        135,547                   69,629
                                                                                ------------             ------------
                                                                                     869,372                  825,420
                                                                                ------------             ------------
               Net deferred tax asset                                           $  1,985,974             $  2,607,638
                                                                                ============             ============


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE M - INCOME TAXES - Continued

    The Company has approximately $23,000,000 of net operating loss carryovers from the acquisition of Knoblauch State Bank (KSB). These losses will fully expire in 2018. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code. As a result, a valuation allowance has been established to eliminate the deferred tax asset attributable to these net operating losses.

    During 1998, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of KSB. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year.

NOTE N - STOCK OPTION PLANS

    At December 31, 1998, the Company had two stock-based compensation plans which are described below. The Company accounts for these plans under APB Opinion No. 25.

    1.  Outside Directors' Stock Option Plan

    The Company adopted a non-qualified outside Directors' Stock Option Plan in 1990 (the Director's Plan). Under the terms of the Director's Plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually which are exercisable after one year of service. The options were granted at the fair market value ($19.952 in 1998, $13.75 in 1997 and $10.00 in 1996) at the date of the grant. Currently, the strike price on the options ranges from $2.608 to $19.952 per share. During 1998, 1,404 options were exercised at a strike price of $7.345 per share. At December 31, 1998, 63,992 options are outstanding, and options covering 49,952 shares were exercisable.


                                  (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE N - STOCK OPTION PLANS - Continued

    2.  Stock Option and Appreciation Right Plan

    The Company adopted a Stock Option and Appreciation Right Plan (the Plan) on June 27, 1990. The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Company's Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is issued, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. As of December 31, 1998, options covering 304,258 shares were exercisable by 22 employees. Stock option transactions consist of the following:

                                            1998                                 1997                              1996
                                     --------------------                 --------------------              --------------------
                                                 Weighted                             Weighted                          Weighted
                                                  average                              average                           average
                                                 exercise                             exercise                          exercise
                                      Shares       price                   Shares       price                Shares       price
                                     --------    --------                 --------    --------              --------    --------
Outstanding at beginning
   of year                            519,277     $ 6.561                  540,885     $ 5.917               552,150     $ 5.248

Granted                                61,641      14.861                   63,487      11.080               100,404       8.430
Exercised                            (110,723)      3.100                  (83,293)      4.091              (107,888)      3.328
Cancelled                              (5,612)     13.140                   (1,802)     10.752                (3,781)      5.624
                                     --------     -------                 --------     -------              --------     -------

Outstanding at end of year            464,583     $ 8.133                  519,277     $ 6.561               540,885     $ 5.917
                                     ========     =======                 ========     =======              ========     =======

Option price per share
   exercised                            $2.59 - $13.000                     $2.695 - $ 9.633                  $2.801 - $ 3.919

Outstanding at end
   of year                              $2.59 - $19.183                     $2.695 - $13.225                  $2.801 - $ 10.00


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE N - STOCK OPTION PLANS - Continued

    Had compensation cost for both plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                         1998         1997          1996
                                      ---------    ---------     ---------
                                     (in thousands, except per share amounts)
Net income
   As reported                         $10,784      $ 9,359       $10,237
   Pro forma                            10,713        9,312        10,212

EPS
   As reported - basic                 $  1.19      $  1.04       $  1.16
   As reported - diluted                  1.15         1.00          1.13
   Pro forma - basic                      1.19         1.04          1.16
   Pro forma - diluted                    1.15         1.00          1.13

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 5.25%, 3.40% and 4.17% for 1998, 1997 and 1996, respectively; expected volatility of 37.8%; and risk-free interest rate of 4.57% in 1998 and 5.71% in 1997 and 1996. Expected lives are 10 years for 1998, 1997 and 1996.

NOTE O - CONCENTRATIONS OF CREDIT RISK

    The Company primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. Approximately 20% of loans are outside the normal lending area. The Company has concentrations of credit risk in real estate development loans (12%) at December 31, 1998. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.

    Approximately 55% of the Company's investment portfolio consists of corporate securities.

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

                           December 31, 1998 and 1997




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

    Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The contract amounts as of December 31, 1998 are as follows:

        Financial instruments whose contract amounts represent credit risk
           Commitments to extend credit                                                $42,863,552
           Standby letters of credit and financial guarantees written                    5,809,949

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, and others are for staged construction, the total commitment amounts do not necessarily represent immediate cash requirements.

    The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 1999. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is 80%.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997


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

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1998, management believes that the Bank meets all capital adequacy requirements to which it is subject.

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

                           December 31, 1998 and 1997


NOTE Q - REGULATORY MATTERS - Continued

                     The Bank's actual capital amounts and ratios are also presented in the table.


                                                                   1998
                               ------------------------------------------------------------------------------
                                                                                          To be well
                                                             Required                  capitalized under
                                                           for capital                 prompt corrective
                                       Actual            adequacy purposes             action provisions
                               ------------------   ---------------------------    --------------------------
                                 Amount     Ratio      Amount         Ratio         Amount          Ratio
                               -----------  -----   -----------    ------------    -----------   ------------
                                                                   greater than                  greater than
                                                                   or equal to                   or equal to
Total capital
(to risk-weighted assets)
  Company (consolidated)       $96,153,986  25.36%  $30,328,567       8.00%            N/A
  Bank                          66,995,778  17.90    29,936,382       8.00         $37,420,477       10.00%

Tier I capital
(to risk-weighted assets)
  Company (consolidated)        91,326,497  24.09    15,164,283       4.00             N/A
  Bank                          62,228,811  16.63    14,968,191       4.00         $22,452,286       6.00

Tier I capital
(to average assets, leverage)
  Company (consolidated)        91,326,497  22.11    12,391,306       3.00             N/A
  Bank                          62,228,811  15.30    12,203,346       3.00         $20,338,910       5.00

                                                                               1997
                                    ------------------------------------------------------------------------------------------------
                                                                                                                To be well
                                                                              Required                       capitalized under
                                                                             for capital                     prompt corrective
                                               Actual                     adequacy purposes                  action provisions
                                    ------------------------          -----------------------------      ---------------------------
                                       Amount         Ratio              Amount           Ratio             Amount          Ratio
                                    -----------       ------          -----------      ------------      -----------    ------------
                                                                                       greater than                     greater than
                                                                                       or equal to                      or equal to
Total capital
(to risk-weighted assets)
  Company (consolidated)            $91,292,866       26.41%          $27,658,652         8.00%              N/A
  Bank                               61,751,238       18.68            26,450,990         8.00           $33,063,737        10.00%

Tier I capital
(to risk-weighted assets)
  Company (consolidated)             86,923,491       25.14            13,829,326         4.00               N/A
  Bank                               57,568,231       17.41            13,225,495         4.00            19,838,242         6.00

Tier I capital
(to average assets, leverage)
  Company (consolidated)             86,923,491       25.59            10,192,200         3.00               N/A
  Bank                               57,568,231       17.62             9,800,581         3.00            16,334,302         5.00

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997


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

    Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 1998 and 1997 were as follows:

    Fair values of loans and deposits with floating interest rates are generally presumed to approximate the recorded carrying amounts.

    Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows:

                                                                1998                              1997
                                                    -----------------------------      ---------------------------
                                                     Estimated                          Estimated
                                                       fair            Carrying           fair          Carrying
                                                       value            amount            value          amount
                                                    -----------      ------------      -----------     -----------
        Cash and cash equivalents                   $19,142,624      $ 19,142,624      $30,416,242     $30,416,242
        Interest bearing deposits in banks              100,030           100,030          300,030         300,030
        Investment securities held to maturity       62,159,860        61,894,538       64,984,987      64,371,042
        Investment securities available for sale     36,951,162        36,951,162       21,048,793      21,048,793


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows:

                                                            1998                                            1997
                                            ------------------------------------            ------------------------------------
                                              Estimated                                      Estimated
                                                fair                  Carrying                  fair                  Carrying
                                                value                  amount                   value                  amount
                                            ------------            ------------            ------------            ------------
Deposits with stated maturities             $155,837,473            $154,485,071            $148,725,232            $140,177,697
Mortgage payable                                 526,720                 526,720                 570,885                 570,885
Long-term borrowings with stated
  maturities                                  35,394,276              30,365,000              35,885,229              31,063,000

Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totalling $135,904,614 and $125,185,737 at December 31, 1998 and 1997,
respectively.

Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows:


                                                            1998                                            1997
                                            ------------------------------------            ------------------------------------
                                              Estimated                                      Estimated
                                                fair                  Carrying                  fair                  Carrying
                                                value                  amount                   value                  amount
                                            ------------            ------------            ------------            ------------

Net loans                                   $318,340,245            $292,556,084            $296,130,317            $282,710,811

    There is no material difference between the carrying amount and estimated fair value of off-balance-sheet items totalling $48,673,501 and $31,652,524 at December 31, 1998 and 1997, respectively, which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

    The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    The Company was formed on June 29, 1995. Condensed financial information for the parent company only follows. The balance sheets for December 31, 1998 and 1997 and the statements of income and cash flows for the years then ended are presented below.

                            CONDENSED BALANCE SHEETS

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                     1998                   1997
                                                                                 -----------            -----------
Assets
   Cash                                                                          $   193,823            $ 2,856,330
   Investment in Royal Investments of Delaware, Inc. - at equity                  28,676,818             27,897,306
   Investment in Royal Bank of Pennsylvania - at equity                           64,939,271             60,128,889
   Other assets                                                                      259,356                260,000
                                                                                 -----------            -----------

                                                                                 $94,069,268            $91,142,525
                                                                                 ===========            ===========

Liabilities                                                                             --              $ 1,637,763
Stockholders' equity                                                              94,069,268             89,504,762
                                                                                 -----------            -----------

                                                                                 $94,069,268            $91,142,525
                                                                                 ===========            ===========

                         CONDENSED STATEMENTS OF INCOME

                                                                                        Year ended December 31,
                                                                                 ----------------------------------
                                                                                     1998                   1997
                                                                                 ------------           -----------
Income
   Equity in undistributed net earnings of subsidiaries                          $  4,985,119           $ 4,077,026
   Dividends from subsidiary bank                                                   5,877,354             5,301,396
   Other income                                                                        39,610                31,907
                                                                                 ------------           -----------

        Total income                                                               10,902,083             9,410,329
                                                                                 ------------           -----------

Expenses
   Other expenses                                                                     160,430                62,198
   Income tax (benefit) expense                                                       (42,287)              (10,601)
                                                                                 ------------           -----------

        Total expenses                                                                118,143                51,597
                                                                                 ------------           -----------

        Net income                                                               $ 10,783,940           $ 9,358,732
                                                                                 ============           ===========


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31,
                                                                          ------------------------------------
                                                                              1998                     1997
                                                                          ------------             -----------
Cash flows from operating activities
    Net income                                                            $ 10,783,940             $ 9,358,732
    Adjustments to reconcile net income to net cash provided
           by operating activities
       Undistributed earnings from subsidiaries                             (4,985,119)             (4,077,026)
       Operating expenses                                                      160,430                  62,196
       Rental income                                                           (39,610)                (31,907)
       Non-cash income tax (benefit) expense                                   (42,287)                (10,601)
                                                                          ------------             -----------

           Net cash provided by operating activities                         5,877,354               5,301,394
                                                                          ------------             -----------

Cash flows from financing activities
    Cash dividends paid                                                     (7,177,353)             (5,306,350)
    Dividends from subsidiary bank                                                --                 2,100,000
    (Decrease) increase in other liabilities                                (1,637,763)                544,177
    Other, net                                                                 275,255                 217,109
                                                                          ------------             -----------

           Net cash (used in) provided by financing activities              (8,539,861)             (2,445,064)
                                                                          ------------             -----------

           NET INCREASE (DECREASE) IN CASH                                  (2,662,507)              2,856,330

Cash at beginning of year                                                    2,856,330                    --
                                                                          ------------             -----------

Cash at end of year                                                       $    193,823             $ 2,856,330
                                                                          ============             ===========

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE

         None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required in this Item 10 is set forth in Item 12, Security Ownership of Beneficial Owners and Management, herein.


ITEM 11.  EXECUTIVE  COMPENSATION

         The following Summary Compensation Table sets forth all compensation paid by the Registrant for services rendered during the past three fiscal years by the Chief Executive Officer and each of the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in 1998.

SUMMARY COMPENSATION TABLE

                                                                                OTHER       RESTRICTED  SECURITIES        ALL
                                                                                ANNUAL        STOCK     UNDERLYING       OTHER
                                                                             COMPENSATION    AWARD(S)     OPTIONS    COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR     SALARY($)   BONUS ($)(2)       ($)           ($)        SARS(#)       ($)(1)
---------------------------              ----     ---------   ------------   ------------   ----------  ----------   ------------
Daniel M. Tabas                          1998      324,007      130,413         32,000                     7,800         2,550
Chairman of the Board                    1997      318,200      130,463         32,000         --          7,800         2,550
                                         1996      308,112      129,509         30,800         --         21,589         2,550

Lee E. Tabas                             1998      255,795       95,603         19,000                     7,800         2,550
President and CEO                        1997      251,210       95,640         18,900         --          7,800         2,550
                                         1996      243,247       94,941         17,800         --         17,044         2,550

Joseph P. Campbell                       1998      162,213       37,309         6,000                      2,439         2,550
Managing Director                        1997      159,305       37,323         6,000          --          3,480         2,550
                                         1996      154,256       37,050         4,800          --          4,632         2,550

James J. McSwiggan                       1998      124,375       28,606          --                        1,870         2,550
Treasurer and CFO                        1997      122,146       28,617          --            --          2,668         2,550
                                         1996      118,274       28,408          --            --          3,078         2,550

Richard S. Hannye                        1998      161,681        --            1,020          --          1,621         2,550
Corporate Counsel                        1997      158,783        --            1,020          --          2,312         2,550
                                         1996      153,750        --             780           --          3,552         2,550

----------------
(1) Consists of Bank's contribution to its Employee 401(k) Pension Plan, under which the Board of Directors has an obligation to match 100 percent of the total employee contributions up to an annual maximum of $2,550. The Plan is administered by J. M. Singley Associates, Inc. Each employee participant is entitled to contribute up to 15% of his gross salary. Senior management executives are asked to refrain from contributing to the plan in the event the administrator determines such contributions would make the Plan top heavy. Each participant in the Plan will have credited to his Participant's Benefit Account his proportionate share of all appropriate amounts. Future benefits are based on future contributions.

(2) Bonuses of Messrs. Tabas, Campbell and McSwiggan are performance based and tied to goals set by the Stock Option, SARS and Compensation Committee.

EMPLOYEE OPTIONS/SAR GRANTS IN FISCAL YEAR 1998

                                                                                                POTENTIAL REALIZED
                                                                                                     VALUE AT
                                                                                                  ASSUMED ANNUAL
                                NUMBER OF        % OF TOTAL                                    RATES OF STOCK PRICE
                               SECURITIES       OPTIONS/SARS      EXERCISE                       APPRECIATION FOR
                               UNDERLYING        GRANTED TO       OR BASE                          OPTION TERM
                              OPTIONS/SARS       EMPLOYEES         PRICE       EXPIRATION      --------------------
        NAME                 GRANTED (#)(1)   IN FISCAL YEARS      ($/SH)         DATE           5%           10%
-------------------          --------------   ---------------     --------     ----------      ------       -------
Daniel M. Tabas                   7,800           19.574%          19.95        4/20/08        97,872       248,027

Lee E. Tabas                      7,800           19.574%          19.95        4/20/08        97,872       248,027

Joseph P. Campbell                2,439            6.121%          19.95        4/20/08        30,604        77,556

James J. McSwiggan                1,870            4.693%          19.95        4/20/08        23,464        59,463

Richard S. Hannye                 1,621            4.068%          19.95        4/20/08        20,340        51,545

--------------
(1) Pursuant to the employee stock option plan, the options are exercisable at 20% per year after the date of grant and must be exercised within ten years of the grant (April 20, 1998).



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND 1998 OPTION/SAR VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED                   VALUE OF
                                                                  OPTIONS/SARS                UNEXERCISED IN-THE MONEY
                           SHARES                                     AT                          OPTIONS/SARS AT
                          ACQUIRED                             DECEMBER 31, 1998                 DECEMBER 31, 1998
                             ON             VALUE        -----------------------------    --------------------------------
        NAME              EXERCISE (#)   REALIZED ($)    EXERCISABLE(#)  UNEXERCISABLE    EXERCISABLE($)  UNEXERCISABLE($)
---------------------    ------------    ------------    --------------  -------------    --------------  ----------------
Daniel M. Tabas              --             --                97,137        46,369          1,810,116           540,645

Lee E. Tabas                 104,284      2,921,398          103,759        39,615          2,033,523           431,309

Joseph P. Campbell           --             --                14,023        10,948            244,917            94,334

James J. McSwiggan           --             --                11,905         8,465            208,707            73,615

Richard S. Hannye            --             --                 2,091         7,407             27,606            65,402

--------------
(1) Value of unexercised options/SARS is based used the closing stock price at December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the amount of outstanding common stock beneficially owned by each stockholder (including any "group" as the term is used in Section 3(d)(3) of the Securities Exchange Act of 1934) known by the Registrant to be the beneficial owner of more than 5% of such stock, and all directors and officers as a group. The information is furnished as February 28, 1999 on which, 7,224,883 Class A shares and 1,630,517 Class B shares were outstanding (net of treasury stock of 207,516 Class A shares).

NAME AND ADDRESS OF                 SHARES BENEFICIALLY              PERCENT OF
 BENEFICIAL OWNER                          OWNED                      CLASS (5)
-------------------                 -------------------              ----------
Daniel M. Tabas (4)                 3,774,898(Class A)                51.56%
543 Mulberry Lane                   1,178,156(Class B)                72.26%
Haverford, PA 19041

Lee E. Tabas (4)                      648,572(Class A)                 8.85%
1 Dove Lane                           107,274(Class B)                 6.58%
Haverford, PA 19041

Richard Tabas                              57(Class A)                   --%
1309 Lafayette Road                   111,761(Class B)                 6.85%
Gladwyne, PA 19035


EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information, furnished by each such person, concerning the present directors and executive officers of the Registrant, including their beneficial ownership of the Registrant's common stock as of February 28, 1999.

                                           DIRECTOR           SHARES               PERCENT
                                          OR OFFICER       BENEFICIALLY              OF
NAME                             AGE        SINCE          OWNED(1)(3)            STOCK(2)
-------------------              ---      ----------       ------------           --------
Daniel M. Tabas (4)              75          1980           3,774,898(A)           55.78%
                                                            1,178,156(B)

Lee E. Tabas (4)                 49          1980             648,572(A)            8.39%
                                                              107,274(B)

Joseph P. Campbell               52          1982              75,224(A)             .83%

Richard S. Hannye                41          1993               2,091(A)             .02%

James J. McSwiggan               43          1993              14,968(A)             .16%

Robert R. Tabas (4)              43          1988             189,688(A)            2.83%
                                                               59,269(B)

                                                                (continued.....)

John Decker                      38          1998              15,225(A)            .17%

Terri N. Gelberg                 50          1998                 100(A)            .01%

Anthony J. Micale                61          1997                 500(A)            .01%

Albert Ominsky                   65          1982              24,203(A)            .63%
                                                               28,713(B)

Carl M. Cousins                  66          1993               8,346(A)            .09%

Gregory T. Reardon               45          1997                 390(A)            .01%


Howard Wurzak (4)                43          1985              50,571(A)            .56%

Edward B.Tepper                  59          1986              22,343(A)            .55%
                                                               24,085(B)
                                                                       ,
Jack Loew                        51          1997               4,622(A)            .05%

Murray Stempel, III (4)          43          1998                 907(A)            .01%

                                                                             -------------------
                                                                             PERCENT OF CLASS(5)
ALL DIRECTORS AND                                                            -------------------
EXECUTIVE OFFICERS AS           --           --             4,832,705(A)            64.23%
A GROUP (16 PERSONS)                                        1,509,258(B)            92.56%

-------------------------

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

(4) Daniel M. Tabas, Lee Tabas, Robert Tabas, Murray Stempel, and Howard Wurzak, members of their immediate families and their affiliates and associates, in the aggregate, own 4,664,636 shares of Class A Common Stock (66.53% assuming full conversion of Class B Common Stock to Class A Common Stock at a conversion factor of 1.15 Class A shares for each Class B share) and 1,344,699 shares of Class B common stock. Messr. Tabas, Murray Stempel, and Howard Wurzak have unexercised but exercisable options to purchase 235,922 shares of Class A common stock. In calculating the tabulated percent of class, an additional 235,922 shares were added to the shares of common stock beneficially owned to the total outstanding shares of common stock assuming all excercisable options were exercised.

(5) The percent of class assumes all outstanding exercisable options issued to directors and officers have been exercised and therefore, on a pro-forma basis, 7,523,803 shares of Class A common stock would be outstanding.

         The following paragraphs indicate full time positions and offices held by the directors and executive officers and sets forth information furnished by each such person as to his principal occupation for the last five years.


EXECUTIVE OFFICERS

         Daniel M. Tabas is the Chairman of the Board and a DIRECTOR of the Registrant. His other principal occupation is Chief Executive Officer for Tabas Enterprises, which consists of various entities in the restaurant, hotel, real estate and entertainment businesses in the Philadelphia and Downingtown, Pennsylvania areas. He is the father of Lee E. Tabas and Robert R. Tabas, and the father-in-law of Murray Stempel and Howard Wurzak.

         Lee E. Tabas is the President, Chief Executive Officer and a DIRECTOR of the Registrant. He is the son of Daniel M. Tabas, brother of Robert R. Tabas, and brother in law of Murray Stempel and Howard Wurzak.

         Joseph P. Campbell is Managing Director and a DIRECTOR of the Registrant. Mr. Campbell is employed by Tabas Enterprises on a part time basis.

         Richard S. Hannye is the Secretary and Corporate Counsel of the Registrant. Mr. Hannye was previously associated with the law firm of Hecker Brown Sherry and Johnson in Philadelphia.

         James J. McSwiggan is the Chief Financial Officer and Treasurer of the Registrant. Mr. McSwiggan is employed by Tabas Enterprises on a part time basis.

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

         Albert Ominsky, a DIRECTOR of the Registrant, is an attorney and President of the law firm of Ominsky & Messa, P.C. in Philadelphia, Pennsylvania.

         Robert R. Tabas is a Senior Vice President, Senior Lender and DIRECTOR of the Registrant. Mr. Tabas is a Vice President with Tabas Enterprises. He is the son of Daniel M. Tabas, and brother of Lee E. Tabas and Susan Tabas Tepper, and brother in law of Howard Wurzak.

         Edward Tepper, a DIRECTOR of the Registrant, is the Chairman of the Philadelphia Kixx, a professional indoor soccer team, and the President of Tepper Properties, a real estate investment company in Villanova, Pennsylvania.

         Anthony J. Micale, a DIRECTOR of the Registrant, is an executive with MacDonalds' Restaurants in Cherry Hill, New Jersey.

         Murray Stempel, is a Vice President and a DIRECTOR of the Registrant. He is the son-in-law of Daniel M. Tabas and the brother-in-law of Lee E. Tabas, Robert R. Tabas and Howard Wurzak. Mr. Stempel was a Director, Executive Vice President and General Manager of Ajax Adhesives Industries Inc.

         Howard Wurzak, a DIRECTOR of the Registrant, is President of Hospitality Management Group, Inc. and the President of the Twelve Caesars Banquet Facility in Philadelphia, Pennsylvania. He is the son-in-law of Daniel
M. Tabas and the brother-in-law of Lee E. Tabas, Robert R. Tabas and Murray Stempel.

         Carl M. Cousins, a DIRECTOR of the Registrant, is the owner and principal veterinarian of Haverford Animal Hospital in Haverford, Pennsylvania.

         Jack Loew, a DIRECTOR of the Registrant since January, 1997, is president and treasurer of Hough/Loew Associates, a design/build construction and development firm specializing in office, industrial and retail properties.

         John Decker, is a Senior Vice President, Senior Lender and a DIRECTOR of the Registrant.

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

         Based solely on its review of forms that were received from certain reporting persons, the Corporation believes that during the period January 1, 1998 through December 31, 1998, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the ordinary course of business, RBPA has had, and expects to have in the future, banking transactions with directors, officers, principal shareholders and their associates which involve substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with others and no more than the normal risk of collectability or other unfavorable features. No transaction during the three years ended December 31, 1998 of the above nature exceeded $9,000,000 or 10% of the equity capital accounts to the Registrant.

         The largest aggregate amount of indebtedness during the year l998 of all Directors and Officers to the Company as a group, and to their associates was $14,393,830. The total of such outstanding loans at December 3l, 1998 was $14,393,830. Interest rates ranged for fixed rates from 7.5% to 10.5%. Floating rates ranged from prime to prime plus 2.5 points.

         In March 1999, RBPA purchased as an investment a $3 million capital trust security issued by USA Bancshares. The president of USA Bancshares is Mr. Kenneth Tepper. He is the son-in-law of Daniel M. Tabas, chairman of the board of RBPA, son of Director Edward Tepper, and brother-in-law of Directors' Lee Tabas, Robert Tabas, Murray Stempel, and Howard Wurzak.

         The Registrant has had and intends to have business transactions in the ordinary course of business with Directors and associates on comparable terms as those prevailing from time to time for other nonaffiliated vendors of the Registrant. In particular, the Registrant has used hospitality services of directors, Howard Wurzak, and Daniel Tabas. Director Albert Ominsky's law firm has provided legal services to the Bank. Director Edward Tepper has provided construction supervision and property inspection services to the Bank.

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

                  3(i) Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

                  3(ii) By-laws. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

                  10.1 Stock Option and Appreciation Right Plan. (Incorporated by reference to the Registrant's Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

                  10.2 Outside Directors' Stock Option Plan. (Incorporated by reference to the Registrant's Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

                  11. Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note A, "Per Share Information".

                  12.      Statement re: Computation of Ratios. (Included at
                           Item 8 here of, Note Q, "Regulatory Matters.")

                  21.      Subsidiaries of Registrant.

                  23.      Consent of Independent Accountants.

                  27.      Financial Data Schedule.

(b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year December 31, 1998.

(c) The exhibits required to be filed by this Item are listed under Item 14(a)3 above.

(d) Not applicable

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.

    DATE                        TITLE                        SIGNATURE
---------------         ----------------------         ----------------------
March 17, 1999                 Chairman                /s/ Daniel M. Tabas
---------------                                        ----------------------
                                                       Daniel M. Tabas


March 17, 1999              President/CEO/             /s/ Lee E. Tabas
---------------                Director                ----------------------
                                                       Lee E. Tabas


March 17, 1999            Managing Director/           /s/ Joseph P. Campbell
---------------                Director                ----------------------
                                                       Joseph P. Campbell


March 17, 1999              Treasurer/CFO              /s/ James J. McSwiggan
---------------                                        ----------------------
                                                       James J. McSwiggan


March 17, 1999                 Director                /s/ Albert Ominsky
---------------                                        ----------------------
                                                       Albert Ominsky


March 17, 1999                 Director                /s/ Anthony Micale
---------------                                        ----------------------
                                                       Anthony Micale


March 17, 1999          Senior Vice President/         /s/ Robert R. Tabas
---------------                Director                ----------------------
                                                       Robert R. Tabas


March 17, 1999                 Director                /s/ Gregory T. Reardon
---------------                                        ----------------------
                                                       Gregory T. Reardon


March 17, 1999                 Director                /s/ Carl Cousins
---------------                                        ----------------------
                                                       Carl Cousins


                                                                    Continued...

    DATE                        TITLE                        SIGNATURE


March 17, 1999                 Director                 /s/ Howard Wurzak
--------------                                          ---------------------
                                                        Howard Wurzak


March 17, 1999          Senior Vice President/          /s/ John Decker
--------------                 Director                 ---------------------
                                                        John Decker


March 17, 1999             Vice President/              /s/ Murray Stempel
--------------                 Director                 ---------------------
                                                        Murray Stempel


March 17, 1999                 Director                 /s/ Jack Loew
--------------                                          ---------------------
                                                        Jack Loew


March 17, 1999                 Director                 /s/ Terri N. Gelberg
--------------                                          ---------------------
                                                        Terri  N. Gelberg


March 17, 1999                 Director                 /s/ Edward Tepper
--------------                                          ---------------------
                                                        Edward Tepper

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX

3(i) Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

3(ii) By-laws. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

10.1 Stock Option and Appreciation Right Plan. (Incorporated by reference to the Registrant's Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

10.2 Outside Directors' Stock Option Plan. (Incorporated by reference to the Registrant's Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

11. Statement Re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note A, "Per Share Information".)

12. Statements re: Computation of Ratios. (Included at Item 8 here of, Note Q, "Regulatory Matters.")

21.      Subsidiaries of Registrant.

23.      Consent of Independent Accountants.

27.      Financial Data Schedule.