Form 10-Q
period 1999-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1999-05-14
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended: MARCH 31, 1999

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
                                                 Yes  X  No
                                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Common Stock           Outstanding at March 31, 1999
          $2.00 PAR VALUE                7,432,273

          Class B Common Stock           Outstanding at March 31, 1999
          $.10 PAR VALUE                 1,630,626

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     MARCH 31, 1999         DEC 31, 1998
                                                                                     --------------        -------------
                                     ASSETS
Cash and due from banks                                                               $  10,879,714        $   5,692,624
Federal funds sold                                                                        9,860,000           13,550,000
                                                                                      -------------        -------------
               Total cash and cash equivalents                                           20,739,714           19,142,624
                                                                                      -------------        -------------
Investment securities held to maturity (market value of $75,006,620 @
        3/31/99 & $62,159,860 @ 12/31/98)                                                74,503,756           61,894,538
Investment securities available for sale - at market value                               38,441,425           36,951,162
Total loans                                                                             305,165,595          304,475,629
    Less allowance for loan losses                                                       11,998,724           11,919,545
                                                                                      -------------        -------------
               Net loans                                                                293,166,871          292,556,084
Other real estate                                                                           663,296              707,397
Premises and equipment, net                                                               5,813,435            5,452,765
Accrued interest and other assets                                                        12,507,277           10,817,184
                                                                                      =============        =============
                                                                                      $ 445,835,774        $ 427,621,784
                                                                                      =============        =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                           $  42,161,644        $  41,150,730
       Interest bearing (includes certificates of deposit in excess
         Of $100,000 of $62,403,072 @ 3/31/99 and
         $48,754,354 @ 12/31/98)                                                        266,619,505          249,238,955
                                                                                      -------------        -------------
               Total deposits                                                           308,781,149          290,389,685
    Federal funds purchased                                                                      --                   --
    Accrued interest and other liabilities                                               12,285,402           12,271,111
     Long -term borrowings                                                               30,365,000           30,365,000
    Mortgage payable                                                                        518,977              526,720
                                                                                      -------------        -------------
               Total liabilities                                                        351,950,528          333,552,516
                                                                                      -------------        -------------
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         7,432,273 @ 3/31/99 & 7,429,689 @ 12/31/98                                      14,864,546           14,859,378
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,630,626 @ 3/31/99 & 1,630,544 @ 12/31/98                                         163,063              163,054
    Capital surplus                                                                      45,396,970           45,392,659
    Retained earnings                                                                    35,369,325           34,556,343
    Accumulated unrealized gain/(loss) on invest. Securities available for sale             236,427            1,242,919
                                                                                      -------------        -------------
                                                                                         96,030,328           96,214,353
    Treasury stock - at cost, shares of  Class A, 207,516 @ 3/31/99,
         207,516 @ 12/31/98                                                              (2,145,085)          (2,145,085)
                                                                                      -------------        -------------
                                                                                         93,885,246           94,069,268
                                                                                      -------------        -------------
                                                                                      $ 445,835,774        $ 427,621,784
                                                                                      =============        =============


The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                    MARCH 31, 1999
                                                            -----------------------------
                                                                1999              1998
                                                            -----------       -----------
Interest income
    Loans, including fees                                   $ 8,037,727       $ 7,880,860
    Investment securities held to maturity
        Taxable                                               1,162,505           934,490
        Tax-exempt                                               11,115            54,075
    Investment securities available for sale
        Taxable                                                 780,831           432,993
        Tax-exempt                                                   --                --
    Deposits in banks                                             6,753            10,742
    Federal funds sold                                           81,347           199,148
                                                            -----------       -----------
           TOTAL INTEREST INCOME                             10,080,278         9,512,308
                                                            -----------       -----------
Interest expense
    Deposits                                                  2,909,701         2,780,069
    Mortgage payable and other                                  473,376           495,780
    Federal funds purchased                                       3,001             4,094
                                                            -----------       -----------
           TOTAL INTEREST EXPENSE                             3,386,078         3,279,943
                                                            -----------       -----------
           NET INTEREST INCOME                                6,694,200         6,232,365
Increase in provision for loan losses                                --         2,400,000
                                                            -----------       -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                 6,694,200         3,832,365
                                                            -----------       -----------

Other income (expense)
    Service charges and fees                                    172,735           223,612
    Realized gains on sale of investment securities
      available for sale                                             --                --
    Gain on sale of other real estate                             3,390                --
    Gain on sale of loans                                            --             3,640
    Other income                                                 84,397         2,500,439
                                                            -----------       -----------
                                                                260,522         2,727,691
                                                            -----------       -----------
Other expenses
    Salaries & wages                                          1,342,936         1,228,024
      Employee benefits                                         293,449           460,034
    Occupancy and equipment                                     194,951           189,890
    Other operating expenses                                  1,232,904           888,341
                                                            -----------       -----------
                                                              3,064,240         2,766,289
                                                            -----------       -----------

           INCOME BEFORE INCOME TAXES                         3,890,482         3,793,767
    Income taxes                                              1,167,145         1,174,747
                                                            ===========       ===========
           NET INCOME                                       $ 2,723,337       $ 2,619,020
                                                            ===========       ===========
    Per share data
        Net income - basic                                  $       .30       $       .29
                                                            ===========       ===========
           Net income - diluted                             $       .29       $       .28
                                                            ===========       ===========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)





                                         CLASS A COMMON STOCK     CLASS B COMMON STOCK    CAPITAL     RETAINED     TREASURY
                                         SHARES        AMOUNT       SHARES     AMOUNT     SURPLUS     EARNINGS       STOCK
                                       ----------    -----------  ----------  --------  -----------  -----------  -----------
Balance, January 1, 1999                7,429,689    $14,859,378   1,630,544  $163,054  $45,392,659  $34,556,343  $(2,145,085)

Net income for the three
  months ended March 31,                        -              -           -                      -    2,723,337            -
Conversion of Class B common
  stock to Class A Common stock                61            122          82         8            -         (130)           -
Purchase of treasury stock                      -              -           -         -            -            -            -
Cash dividends on common stock                  -              -           -         -            -   (1,910,225)           -
Cash in lieu of fractional shares               -              -           -         -            -            -
Stock options exercised                     2,523          5,046           -         -        4,311
Other comprehensive income (loss),
  net of net of  reclassifications
  and taxes                                     -              -           -         -            -            -            -
                                       ----------    -----------  ----------  --------   ----------  -----------  -----------
Comprehensive income

Balance, March 31, 1999                 7,432,273    $14,864,546   1,630,626  $163,062  $45,396,970  $35,369,325  $(2,145,085)
                                       ==========    ===========  ==========  ========  ===========  ===========  ===========

                                                        ACCUMULATED
                                                           OTHER
                                        COMPREHENSIVE  COMPREHENSIVE
                                        INCOME (LOSS)      INCOME
                                        -------------  -------------
Balance, January 1, 1999                 $ 1,242,919

Net income for the three
  months ended March 31,                           -    $  2,723,337
Conversion of Class B common
  stock to Class A Common stock                    -
Purchase of treasury stock                         -
Cash dividends on common stock                     -
Cash in lieu of fractional shares
Stock options exercised
Other comprehensive income (loss),
  net of net of  reclassifications
  and taxes                               (1,006,492)     (1,006,492)
                                         -----------    ------------
Comprehensive income                                    $  1,716,845
                                                        ============
Balance, March 31, 1999                  $   236,427
                                         ===========


The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,

                                                                             1999                1998
                                                                         ------------        ------------
Cash flows from operating activities
    Net income                                                           $  2,723,337        $  2,619,020
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                           80,979             117,352
        Provision (recovery )of loan loss reserve (credit)                         --           2,400,000
        Accretion of investment securities discount                           (36,641)            (16,892)
        Amortization of investment securities premium                          89,087              65,956
        Amortization of deferred loan fees                                    (79,815)            (48,054)
        Accretion of discount on loans purchased                             (500,639)           (528,023)
        (Benefit) provision for deferred income taxes                        (518,497)           (125,817)
        (Gain) loss on other real estate                                           --                  --
        (Gain) on sale of loans                                                (3,390)             (3,640)
        (Gain) on sale of investment securities                                    --                  --
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                   (472,490)             55,725
        (Increase) decrease in other assets                                  (572,436)            786,399
        Increase (decrease) in accrued interest payable                       295,411             640,846
        Increase in unearned income on loans                                       --              58,267
        Increase (decrease) in other liabilities                             (281,120)         (2,336,921)
                                                                         ------------        ------------
               Net cash provided by operating activities                      723,786           3,684,218

Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                           --             200,000
    Proceeds from calls and maturities of HTM invest. Securities            7,113,059          14,086,440
    Purchase of investment securities held to maturity                    (19,739,116)                 --
    Purchase of investment securities available for sale                   (2,532,362)                 --
    Net (increase) decrease in loans                                         (109,512)         (1,713,127)
    Purchase of premises and equipment                                       (441,649)            (31,231)
    Proceeds from sale and payments on other real estate                           --
                                                                         ------------        ------------
               Net cash (used in) provided by investing activities        (15,709,580)         12,542,082

Cash flows from financing activities:
    Net (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts               5,185,091           3,055,797
    Net increase (decrease) in certificates of deposit                     13,206,373           3,802,692
    Mortgage payments                                                          (7,743)            (10,767)
    Net (decrease) increase in long term borrowings                                --         (15,000,000)
    Cash dividends                                                         (1,910,217)         (1,727,447)
    Cash in lieu of fractional shares                                              --                  --
    Issuance of common stock under stock option plans                           9,350            (244,235)
    Other                                                                          --
                                                                         ------------        ------------
               Net cash provided by (used in) financing activities         16,482,854         (10,123,960)
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                1,497,060           6,102,340
Cash and cash equivalents at beginning of year                             19,142,624          30,416,242
                                                                         ------------        ------------
Cash and cash equivalents at end of period                               $ 20,639,684        $ 36,518,582
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

1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary to present a fair statement of the results for the interim periods. For further information thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998.

2. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3.       Per Share Information

         In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted EPS and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior period EPS calculations have been restated to reflect the adoption of SFAS No. 128. Basic and diluted EPS are calculated as follows:

                                                                          Three months ended March 31, 1999
                                                                    -------------------------------------------
                                                                      Income        Average shares    Per share
                                                                    (numerator)      (denominator)      amount
                                                                    -----------     --------------    ---------
    Basic EPS
       Income available to common shareholders                      $ 2,723,337        9,099,137      $    0.30

    Effect of dilutive securities
       Stock options                                                                     333,016
                                                                    -----------       ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $ 2,723,337        9,432,153      $    0.29
                                                                    ===========       ==========      =========

                                                                     (continued)

                                                                          Three months ended March 31, 1998
                                                                    -------------------------------------------
                                                                      Income        Average shares    Per share
                                                                    (numerator)     (denominator)       amount
                                                                    -----------     --------------    ---------
    Basic EPS
       Income available to common shareholders                      $ 2,619,020        8,985,427      $    0.29

    Effect of dilutive securities
       Stock options                                                                     353,572
                                                                    -----------       ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $ 2,619,020        9,338,999      $    0.28
                                                                    ===========       ==========      =========

EPS is calculated on the basis of the weighted average number of shares outstanding of 9,099,137 and 8,985,427 for the three months ended March 31, 1999 and 1998, respectively.


4.    Investment Securities:

      The carrying value and approximate market value of investment securities at March 31, 1999 are as follows:

                                  AMORTIZED
                                     OR               GROSS             GROSS          APPROXIMATE
                                  PURCHASED         UNREALIZED        UNREALIZED          MARKET          CARRYING
                                    COST              GAINS             LOSSES            VALUE             VALUE
                                 -----------       -----------       -----------       -----------       -----------
AVAILABLE FOR SALE:
Common stock securities          $ 4,154,310       $   115,239       $       101       $ 4,269,448       $ 4,154,310
Preferred stock securities           398,465            21,031                --           419,496           398,465
Other securities                  69,950,981           774,693           407,998        70,317,676        69,950,981
                                 -----------       -----------       -----------       -----------       -----------
                                 $74,503,756       $   910,963       $   408,099       $75,006,620       $74,503,756
                                 ===========       ===========       ===========       ===========       ===========

HELD TO MATURITY:
US Treasury & agencies           $ 3,209,556       $    14,749       $        --       $ 3,224,305       $ 3,224,305
Tax exempt securities              2,842,408                --            13,658         2,828,750         2,828,750
Taxable debt securities           32,031,240         1,249,800           892,670        32,388,370        32,388,370
                                 -----------       -----------       -----------       -----------       -----------
                                 $38,083,204       $ 1,264,549       $   906,328       $38,441,425       $38,441,425
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

                                                                     (continued)

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                      1999          1998
                                                   -----------   ----------
      BALANCE AT DECEMBER 1,                       $11,919,545   $ 8,186,236

      Loans charged-off                                     --      (227,005)
      Recoveries                                        79,179        89,822
                                                   -----------   -----------
         Net charge-offs and recoveries                 79,179      (137,183)
      Provision for loan losses                             --     2,400,000
                                                   -----------   -----------

      BALANCE AT END OF PERIOD                     $11,998,724   $10,449,053
                                                   ===========   ===========


7.    Comprehensive income

      On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes new standards for reporting comprehensive income that includes net income as well as certain other items that result in a change to equity during the period. These financial statements have been classified to reflect the provisions of SFAS No. 130.

                                                                   THREE MONTHS ENDED MARCH 31, 1999
                                                              --------------------------------------------
                                                                                                  Net of
                                                              Before Tax          Tax              Tax
                                                                Amount          Expense           Amount
                                                              ----------       ----------       ----------
Unrealized gains or losses on securities
    Unrealized holding losses arising during the period       $1,524,988       $  518,496       $1,006,492
    Less reclassification adjustment for gains/losses
         Realized in net income                                       --               --               --
                                                              ----------       ----------       ----------

Other comprehensive income, net                               $1,524,988       $  518,496       $1,006,492
                                                              ==========       ==========       ==========

                                                              THREE MONTHS ENDED MARCH 31, 1998
                                                              ---------------------------------
                                                                                        Net of
                                                              Before Tax     Tax         Tax
                                                                Amount      Expense     Amount
                                                              ----------   --------    --------
Unrealized gains or losses on securities
    Unrealized holding losses arising during the period       $  370,053   $125,818    $244,235
    Less reclassification adjustment for losses
         Realized in net income                                       --         --          --
                                                              ----------   --------    --------

Other comprehensive income, net                               $  370,053   $125,818    $244,235
                                                              ==========   ========    ========


                                                                     (continued)

8.    Nonperforming loans

      Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $3,952,850 and $4,309,216 at March 31, 1999 and 1998, respectively. Although the Company has non-performing loans of approximately $3,952,850 at March 31, 1999, management believes it has adequate collateral to limit its credit risks.

      The balance of impaired loans was $1,446,372 at March 31, 1999. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at March 31, 1999. The income that was recognized on impaired loans during the nine-month period ended March 31, 1999 was $1,367. The cash collected on impaired loans during his three-month period was $54,586, of which $53,219 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this three-month period in 1999 was $35,600. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 1999.

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


FINANCIAL CONDITION

         Total consolidated assets as of March 31, 1999 were $445.8 million, an increase of $18.2 million from the $427.6 million reported at year-end, December 31, 1998. This increase is primarily due to a $14.1 million increase in total investment securities. Liabilities increased $18.4 million primarily due to an increase in deposits from December 31, 1998.

         This $14.1 million increase in total investment securities is comprised mostly of an increase in held to maturity ("HTM") investment securities of $12.6 million and $1.4 million increase in available for sale ("AFS") investment securities. This increase in HTM investment securities is primarily due to purchases of approximately $19.7 million in corporate bonds partially offset by scheduled maturities of approximately $7.1 million in the first quarter. HTM investment securities are primarily comprised of taxable corporate debt securities, which are rated "BBB" or better by Moody and/or Standard & Poor at the time of purchase, with maturities in the three to five year range. The $1.4 million increase in AFS investment securities is comprised of capital trust securities.

         Net loans changed increased slightly from the $292.6 million level at December 31, 1998 to $293.2 million at March 31, 1999. Average net loans were $312.5 million for the first quarter of 1999. The allowance for loan loss increased $.1 million to $12.0 million at March 31, 1999 from $11.9 million. The level of allowance for loan loss reserve represents 3.9% of total loans at March 31, 1999 versus 3.9% at December 31, 1998.

         Total deposits, the primary source of funds, increased $18.4 million to $308.8 million at March 31, 1999, from $290.4 million at December 31, 1998. Average deposits were $313.0 million for the first three months of 1999. This increase in deposits is primarily due to increases experienced in certificates of deposits of $13.2 million, in addition to a $3.6 million increase in NOW and money market deposits. The $13.2 million increase in certificates of deposits was primarily due to an increase in brokered deposits in the first quarter 1999.

         Consolidated stockholder's equity decreased $.2 million to $93.9 million at March 31, 1999 from $94.1 million at December 31, 1998. This decrease is primarily due to a downward adjustment in the market value of available for sale investment securities of $1 million in the first quarter of 1999, and in addition to quarterly cash dividend of $1.9 million, partially offset by net income of $2.7 million.


RESULTS OF OPERATIONS

         Consolidated net income for the three months ended, March 31, 1999 was $2,723,337 or $.30 basic earnings per share, as compared to net income of $2,619,020 or $.29 basic earnings per share, for the same three month period in 1998. This increase is primarily due to an increase in net interest income in 1999.

         Net interest income increased $.5 million to $2.7 million for the first quarter of 1999, as compared to $2.6 million for the same quarter ended in 1998. This increases in net interest income for the three-month period is primarily due to increases in the average balance of loans and investment securities in 1999 versus 1998. The balance of average net loans and investment securities for the first quarter of 1999 was $312.5 and $105.1 million, respectively, as compared to $304.1 and $78.7 million for the same quarter in 1998. Total interest expense on deposits and borrowings increased $.1 million to $3.4 million as compared to $3.3 million for the same three month period in 1998. This increase in interest expense is primarily due to an increase in the average balance of certificates of deposits in 1999.

         Provision for loan loss was $0 for the first the first quarter of 1999 as compared to $2.4 million for the same period in 1998. This decrease in provision in 1999 was primarily due a $2.4 million provision recorded in January 1998 due to the acquisition of a $75 million loan portfolio in December 1997. Charge-offs and recoveries were $0 and $80 thousand, respectively, for the three month period ended March 31, 1999 versus $227 and $90 thousand, respectively, for the same period in 1998. Overall, Management considers the current level of allowance for loan loss to be adequate at March 31, 1999.

         Total non-interest income for the three month period ended March 31, 1999 was $.3 million, as compared to $2.7 million for the same period in 1998. The $2.4 million decrease period is primarily due to a decrease in other income, the result of a reversal of a legal accrual relating to the conclusion in the Company's favor of litigation in January of 1998. Additionally, service charge income decreased $51 thousand in the first quarter of 1999 as compared the same period in 1998.

         Total non-interest expense for the three months ended March 31, 1999 was $3.1 million, an increase of $.3 million, as compared to $2.8 million for the same period in 1998. This increase in non-interest expense is primarily due to increases in data processing expense, travel and entertainment expense, advertising expense, and a $91 thousand accrued expense recorded in the first quarter of 1999 associated with a loss on an investment in a real estate partnership.


YEAR 2000

         Management has initiated a company program to prepare the Company's computer systems and applications for the year 2000. The year 2000 problem is pervasive and complex as virtually every computer system will be affected in some way by the rollover of the two-digit year value to 00. Through special committee, the Company is conducting a comprehensive review of its computer systems and third party vendors providing hardware and software services to identify systems and vendors that could be affected by the year 2000 issue. As much of the Company's data processing is outsourced to third party vendors, the Company does not expect the costs associated with year 2000 compliance to have a material effect on its financial position or results of operation. The amount expensed in 1999 is immaterial.


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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 1999:


INTEREST RATE SENSITIVITY
(IN MILLIONS)

                                                    DAYS
                                           ----------------------       1 TO 5        OVER 5     NON-RATE
ASSETS (1)                                  0 - 90       91 - 365        YEARS         YEARS     SENSITIVE       TOTAL
----------                                 --------      --------      --------     --------     ---------      -------
Interest-bearing deposits in banks         $    0.6      $  --         $   --       $   --       $ --           $   0.6
Federal funds sold                              9.9                        --           --           --             9.9
Investment securities:
       Available for sale                      38.0         --             --           --           --            38.0
       Held to maturity                         1.9         12.5           42.0         18.1         --            74.5
                                           --------      -------       --------     --------     --------       -------
    Total investment securities                39.9         12.5           42.0         18.1         --           112.5
Loans: (2)
       Fixed rate (3)                           9.6          6.2          111.1         25.1         --           152.0
       Variable rate                           43.0         30.0           61.2         26.5         --           160.7
                                           --------      -------       --------     --------     --------       -------
    Total loans                                52.6         36.2          172.3         51.6         --           312.7
Other assets (4)                               --           --             --           --           10.1          10.1
                                           --------      -------       --------     --------     --------       -------
    Total Assets                           $  103.0      $  48.7       $  214.3     $   69.7     $   10.1      $  445.8
                                           ========      =======       ========     ========     ========      ========

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits       $   --        $  --         $   --       $   --       $   39.6      $   39.6
       Interest bearing deposits (5)           67.2         --             34.3         --           --           101.5
       Certificate of deposits                 17.6         48.4          101.7         --           --           167.7
                                           --------      -------       --------     --------     --------       -------
    Total deposits                             84.8         48.4          136.0         --           39.6         308.8
Short term borrowings                          --           --             --           --           --            --
Mortgage and long term borrowings              --            0.4           30.5         --           --            30.9
Other liabilities                              --           --             --           --           12.0          12.0
Capital                                        --           --             --           --           94.1          94.1
                                           --------      -------       --------     --------     --------      --------
    Total liabilities & capital            $   84.8      $  48.8       $  166.5     $   --       $  145.7      $  445.8
                                           ========      =======       ========     ========     ========      ========


Net  interest rate  GAP                    $   18.2      $  (0.1)      $   47.8     $   69.7     $ (136.0)
                                           ========      =======       ========     ========     ========
Cumulative interest rate  GAP              $   18.2      $  18.1       $   65.9     $  136.0         --
                                           ========      =======       ========     ========     ========
GAP to total  assets                              4%           0%
                                           ========      =======
GAP to total equity                              19%           0%
                                           ========      =======
Cumulative GAP to total assets                    4%           4%
                                           ========      =======
Cumulative GAP to total equity                   19%          19%
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

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at March 31, 1999.

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

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At March 31, 1999, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                 MARCH 31, 1999          DECEMBER 31, 1998
                                                 --------------          -----------------
             CAPITAL LEVELS
               Tier 1 leverage ratio                  20.8%                    22.1%
               Tier 1 risk-based ratio                23.3%                    24.1%
               Total risk-based ratio                 24.6%                    25.4%

             CAPITAL PERFORMANCE
               Return on average assets              2.6% (1)                   2.6%
               Return on average equity             11.7% (1)                  11.8%

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



                                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                                (Registrant)



Dated:  May 14th, 1999     /s/ James J. McSwiggan
                           -----------------------------------------------------
                               James J. McSwiggan, CFO & Treasurer



Dated:  May 14th, 1999     /s/ David J. Greenfield
                           -----------------------------------------------------
                               David J. Greenfield, Controller & VP