Form 10-Q
period 1999-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1999-08-16
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  for the quarterly period ended: JUNE 30, 1999

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
                              Yes  X     No
                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class A Common Stock              Outstanding at June 30, 1999
       --------------------              ----------------------------
       $2.00 PAR VALUE                   7,525,360

       Class B Common Stock              Outstanding at June 30, 1999
       --------------------              ----------------------------
       $.10 PAR VALUE                    1,694,914

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    ASSETS                                                          JUNE 30, 1999       DEC 31, 1998
                                                                                    -------------      -------------
Cash and due from banks                                                             $   8,782,370      $   5,692,654
Federal funds sold                                                                      7,250,000         13,550,000
                                                                                    -------------      -------------
               Total cash and cash equivalents                                         16,032,370         19,242,654
                                                                                    -------------      -------------
Investment securities held to maturity (market value of $83,420,137 @
        6/30/99 & $62,159,860 @ 12/31/98)                                              84,609,322         61,894,538

Investment securities available for sale - at market value                             61,082,776         36,951,162

Total loans                                                                           301,056,711        304,475,629
    Less allowance for loan losses                                                     12,029,155         11,919,545
                                                                                    -------------      -------------
               Net loans                                                              293,166,871        292,556,084
Other real estate                                                                         656,075            707,397
Premises and equipment, net                                                             5,906,820          5,452,765
Accrued interest and other assets                                                      11,555,584         10,817,184
                                                                                    =============      =============
                                                                                    $ 468,870,503      $ 427,621,784
                                                                                    =============      =============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits
       Non-interest bearing                                                         $  43,386,697      $  41,150,730
       Interest bearing (includes certificates of deposit in excess
         Of $100,000 of $85,156,335 @ 6/30/99 and
         $48,754,354 @ 12/31/98)                                                      287,341,836        249,238,955
                                                                                    -------------      -------------
               Total deposits                                                         330,728,533        290,389,685

    Federal funds purchased                                                                    --                 --
    Accrued interest and other liabilities                                             13,002,590         12,271,111
    Long  - term borrowings                                                            30,365,000         30,365,000
    Mortgage payable                                                                      503,288            526,720
                                                                                    -------------      -------------
               Total liabilities                                                      374,599,411        333,552,516
                                                                                    -------------      -------------
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         7,732,876 @ 6/30/99 & 7,429,689 @ 12/31/98                                    15,465,752         14,859,378
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,694,914 @ 6/30/99 & 1,630,544 @ 12/31/98                                       169,491            163,054
    Capital surplus                                                                    50,302,118         45,392,659
    Retained earnings                                                                  30,839,778         34,556,343
    Accumulated other comprehensive income or (loss)                                     (360,962)         1,242,919
                                                                                    -------------      -------------
                                                                                       96,416,177         96,214,353
    Treasury stock - at cost, shares of Class A, 207,516 @ 6/30/99,
         207,516 @ 12/31/98                                                            (2,145,085)        (2,145,085)
                                                                                    -------------      -------------
                                                                                       94,271,092         94,069,268
                                                                                    -------------      -------------
                                                                                    $ 468,870,503      $ 427,621,784
                                                                                    =============      =============


        The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                        ---------------------------

                                                                           1999            1998
                                                                        -----------     -----------
Interest income
    Loans, including fees                                               $ 8,187,479     $ 8,401,373
    Investment securities held to maturity
        Taxable                                                           1,449,009         735,251
        Tax-exempt                                                           11,115          54,075
    Investment securities available for sale
        Taxable                                                             989,596         463,190
        Tax-exempt                                                               --              --
    Deposits in banks                                                         4,593           4,934
    Federal funds sold                                                      129,223         406,935
                                                                        -----------     -----------
           TOTAL INTEREST INCOME                                         10,771,015      10,065,758
                                                                        -----------     -----------
Interest expense
    Deposits                                                              3,288,132       2,799,289
    Mortgage payable and other                                              472,539         495,622
    Federal funds purchased                                                      --              --
                                                                        -----------     -----------
           TOTAL INTEREST EXPENSE                                         3,760,671       3,294,911
                                                                        -----------     -----------
           NET INTEREST INCOME                                            7,010,344       6,770,847
Increase in provision for loan losses                                            --              --
                                                                        -----------     -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                             7,010,344       6,770,847
                                                                        -----------     -----------

Other income (expense)
    Service charges and fees                                                215,819         195,203
    Realized gains on sale of investment securities available for sale           --              --
    Gain on sale of other real estate                                       143,868              --
    Gain on sale of loans                                                    27,879             191
    Other income                                                             77,903          84,788
                                                                        -----------     -----------
                                                                            465,469         280,182
                                                                        -----------     -----------
Other expenses
    Salaries & wages                                                      1,426,008       1,451,655
    Employee benefits                                                       266,683         553,324
    Occupancy and equipment                                                 122,944         159,999
    Other operating expenses                                              1,374,861       1,104,969
                                                                        -----------     -----------
                                                                          3,190,496       3,269,947
                                                                        -----------     -----------

           INCOME BEFORE INCOME TAXES                                     4,285,317       3,781,082
    Income taxes                                                          1,449,111       1,167,256
                                                                        ===========     ===========
           NET INCOME                                                   $ 2,836,206     $ 2,613,826
                                                                        ===========     ===========
    Per share data
        Net income - basic                                              $       .30     $       .28
                                                                        ===========     ===========
        Net income - diluted                                            $       .29     $       .27
                                                                        ===========     ===========


        The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        ---------------------------
                                                                           1999            1998
                                                                        -----------     -----------
Interest income
    Loans, including fees                                               $16,225,206     $16,282,233
    Investment securities held to maturity
        Taxable                                                           2,611,514       1,669,741
        Tax-exempt                                                           22,230         108,150
    Investment securities available for sale
        Taxable                                                           1,770,427         896,183
        Tax-exempt                                                               --              --
    Deposits in banks                                                        11,346          15,676
    Federal funds sold                                                      210,570         606,083
                                                                        -----------     -----------
           TOTAL INTEREST INCOME                                         20,851,293      19,578,066
                                                                        -----------     -----------
Interest expense
    Deposits                                                              6,197,833       5,579,358
    Mortgage payable and other                                              945,915         991,402
    Federal funds purchased                                                   3,001           4,094
                                                                        -----------     -----------
           TOTAL INTEREST EXPENSE                                         7,146,749       6,574,854
                                                                        -----------     -----------
           NET INTEREST INCOME                                           13,704,544      13,003,212
Increase in provision for loan losses                                            --       2,400,000
                                                                        -----------     -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                            13,704,544      10,603,212
                                                                        -----------     -----------

Other income (expense)
    Service charges and fees                                                388,554         418,815
    Realized gains on sale of investment securities
      available for sale                                                         --              --
    Gain on sale of other real estate                                       150,648              --
    Gain on sale of loans                                                    27,879           3,831
    Other income                                                            158,910       2,585,227
                                                                        -----------     -----------
                                                                            725,991       3,007,873
                                                                        -----------     -----------
Other expenses
    Salaries & wages                                                      2,768,944       2,679,679
    Employee benefits                                                       560,132       1,013,358
    Occupancy and equipment                                                 317,895         349,889
    Other operating expenses                                              2,607,765       1,993,310
                                                                        -----------     -----------
                                                                          6,254,736       6,036,236
                                                                        -----------     -----------

           INCOME BEFORE INCOME TAXES                                     8,175,799       7,574,849
    Income taxes                                                          2,616,256       2,342,003
                                                                        ===========     ===========
           NET INCOME                                                   $ 5,559,543     $ 5,232,846
                                                                        ===========     ===========
    Per share data
        Net income - basic                                              $       .59     $       .56
                                                                        ===========     ===========
        Net income - diluted                                            $       .57     $       .54
                                                                        ===========     ===========


The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                                CLASS A COMMON STOCK          CLASS B COMMON STOCK         CAPITAL
                                                SHARES       AMOUNT           SHARES        AMOUNT         SURPLUS
                                              ---------   ------------      ---------    ------------    ------------

Balance, January 1, 1999                      7,429,689   $ 14,859,378      1,630,544    $    163,054    $ 45,392,659

Net income for the six months ended June 30,         --             --             --                              --
Conversion of Class B common stock to
  Class A Common stock                            1,096          2,192           (926)            (93)             --
Purchase of treasury stock                           --             --             --              --              --
4% stock dividend declared                      288,728        577,456         65,296           6,530       4,867,469
Cash dividends on common stock                       --             --             --              --              --
Cash in lieu of fractional shares                    --             --             --              --              --
Stock options exercised                          13,363         26,726             --              --          41,990
Other comprehensive income (loss), net of
   net of reclassifications and taxes                --             --             --              --              --
                                              ---------   ------------      ---------    ------------    ------------
Comprehensive income


Balance, June 30, 1999                        7,732,876   $ 15,465,752      1,694,914    $    169,491    $ 50,302,118
                                              =========   ============      =========    ============    ============


                                                                                 ACCUMULATED
                                                                                   OTHER
                                                  RETAINED        TREASURY      COMPREHENSIVE     COMPREHENSIVE
                                                  EARNINGS         STOCK        INCOME (LOSS)        INCOME
                                                ------------    ------------    -------------     -------------

Balance, January 1, 1999                        $ 34,556,343    $ (2,145,085)   $  1,242,919

Net income for the six months ended June 30,       5,559,543              --              --      $  5,559,543
Conversion of Class B common stock to
  Class A Common stock                                (2,099)             --              --              --
Purchase of treasury stock                                --              --              --              --
4% stock dividend declared                        (5,451,455)
Cash dividends on common stock                    (3,819,321)             --              --              --
Cash in lieu of fractional shares                     (3,233)             --              --              --
Stock options exercised                                   --              --              --
Other comprehensive income (loss), net of
   net of reclassifications and taxes                     --              --      (1,603,881)       (1,603,881)
                                                ------------    ------------    -------------     ------------
Comprehensive income                                                                              $  3,955,662
                                                                                                  ============

Balance, June 30, 1999                          $ 30,839,778    $ (2,145,085)   $   (360,962)
                                                ============    ============    ============


The accompanying notes are an integral part of the financial statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                                CLASS A COMMON STOCK          CLASS B COMMON STOCK         CAPITAL
                                                SHARES       AMOUNT           SHARES        AMOUNT         SURPLUS
                                              ---------   ------------      ---------    ------------    ------------

Balance, January 1, 1998                      7,015,721   $ 14,031,442      1,592,859    $    159,286    $ 38,797,618

Net income for the six months ended June 30,         --             --             --                              --
Conversion of Class B common stock to
  Class A Common stock                            7,062         14,124         (6,351)           (635)             --
Purchase of treasury stock                           --             --             --              --              --
4% stock dividend declared                      272,313        544,626         63,595           6,360       6,466,084
Cash dividends on common stock                       --             --             --              --              --
Cash in lieu of fractional shares                    --             --             --              --              --
Stock options exercised                           7,027         14,054             --              --          17,430
Other comprehensive income (loss), net of
   net of reclassifications and taxes                --             --             --              --              --
                                              ---------   ------------      ---------    ------------    ------------
Comprehensive income


Balance, June 30, 1998                        7,302,123   $ 14,604,246      1,650,103    $    165,010    $ 45,281,133
                                              =========   ============      =========    ============    ============


                                                                                 ACCUMULATED
                                                                                   OTHER
                                                  RETAINED        TREASURY      COMPREHENSIVE     COMPREHENSIVE
                                                  EARNINGS         STOCK        INCOME (LOSS)        INCOME
                                                ------------    ------------    -------------     -------------

Balance, January 1, 1998                        $ 38,023,359    $ (2,145,085)   $    638,142

Net income for the six months ended June 30,       5,232,846              --              --     $  5,232,846
Conversion of Class B common stock to
  Class A Common stock                               (13,491)             --              --
Purchase of treasury stock                                --              --              --
4% stock dividend declared                        (7,017,070)
Cash dividends on common stock                    (3,455,164)             --              --
Cash in lieu of fractional shares                     (3,829)
Stock options exercised
Other comprehensive income (loss), net of
   net of reclassifications and taxes                     --              --          51,226           51,226
                                                ------------    ------------    -------------     -------------
Comprehensive income                                                                              $  5,284,072
                                                                                                  ============

Balance, June 30, 1998                          $ 32,766,652    $ (2,145,085)   $    689,368
                                                ============    ============    ============

The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            SIX MONTHS ENDED JUNE 30,

                                                                             1999                1998
                                                                         ------------        ------------
Cash flows from operating activities
    Net income                                                           $  5,559,543        $  5,232,846
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                          161,958             233,564
        Provision (recovery )of loan loss reserve (credit)                         --           2,400,000
        Accretion of investment securities discount                          (176,356)            (32,111)
        Amortization of investment securities premium                         342,366             126,663
        Amortization of deferred loan fees                                   (386,413)            (97,066)
        Accretion of discount on loans purchased                             (953,238)         (1,090,418)
        (Benefit) provision for deferred income taxes                        (826,242)             26,390
        (Gain) loss on other real estate                                     (150,648)                 --
        (Gain) on sale of loans                                               (27,879)             (3,831)
        (Gain) on sale of investment securities                                    --                  --
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                    230,637             360,134
        (Increase) decrease in other assets                                   438,784             507,549
        Increase (decrease) in accrued interest payable                       451,514             614,028
        Increase in unearned income on loans                                  263,238              98,365
        Increase (decrease) in other liabilities                              279,965          (2,193,207)
                                                                         ------------        ------------
               Net cash provided by operating activities                    5,207,229           6,182,906

Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                           --             200,000
    Proceeds from calls/maturities of HTM invest. securities                9,173,831          32,076,924
    Purchase of HTM investment securities                                 (32,054,625)        (10,653,841)
    Purchase of AFS investment securities                                 (25,735,494)         (5,074,045)
    Net (increase) decrease in loans                                        4,253,210             627,070
    Purchase of premises and equipment                                       (616,013)           (598,942)
                                                                         ------------        ------------
               Net cash (used in) provided by investing activities        (44,979,091)         16,577,166

Cash flows from financing activities:
    Net (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts               3,656,270           1,994,980
    Net increase (decrease) in certificates of deposit                     36,682,578             631,736
    Mortgage payments                                                         (23,432)             (21,693)
    Net (decrease) increase in short term borrowings                               --         (15,000,000)
    Cash dividends                                                         (3,819,321)         (3,455,164)
    Cash in lieu of fractional shares                                        (3,233)               (3,830)
    Issuance of common stock under stock option plans                          68,716              31,484
    Other                                                                          --              51,227
                                                                         ------------        ------------
               Net cash provided by (used in) financing activities         36,561,578         (15,771,260)
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                               (3,210,284)          6,988,812
Cash and cash equivalents at beginning of year                             19,242,654          30,416,242
                                                                         ------------        ------------
Cash and cash equivalents at end of period                               $ 16,032,370        $ 37,405,054
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

1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary to present a fair statement of the results for the interim periods. Further information is included in the Annual Report on Form 10-K for the year ended December 31, 1998.

2. The results of operations for the six and three month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


                                                                           Six months ended June 30, 1999
                                                                   ----------------------------------------------
                                                                      Income        Average shares     Per share
                                                                   (numerator)      (denominator)        amount
                                                                   -----------      --------------     ----------
   Basic EPS
       Income available to common shareholders                      $5,559,543         9,472,556      $    0.59
    Effect of dilutive securities
       Stock options                                                                     298,348
                                                                    ----------         ---------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $5,559,543         9,770,904      $    0.57
                                                                    ==========         =========      =========


                                                             (continued)

                                                                           Six months ended June 30, 1998
                                                                   ----------------------------------------------
                                                                      Income        Average shares     Per share
                                                                   (numerator)      (denominator)        amount
                                                                   -----------      --------------     ----------
    Basic EPS
       Income available to common shareholders                      $5,232,846         9,298,076      $    0.56
    Effect of dilutive securities
       Stock options                                                                     347,320
                                                                    ----------         ---------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $5,232,846         9,645,396      $    0.54
                                                                    ==========         =========      =========


EPS is calculated on the basis of the weighted average number of shares outstanding of 9,472,556 and 9,298,076 for the six months ended June 30, 1999 and 1998, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 4% stock dividend of May 1999.


                                                                         Three months ended June 30, 1999
                                                                   ----------------------------------------------
                                                                      Income        Average shares     Per share
                                                                   (numerator)      (denominator)        amount
                                                                   -----------      --------------     ----------
    Basic EPS
       Income available to common shareholders                      $2,836,206         9,473,764      $    0.30
    Effect of dilutive securities
       Stock options                                                                     302,519
                                                                    ----------         ---------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $2,836,206         9,776,283      $    0.29
                                                                     =========        ==========       ========


                                                                         Three months ended June 30, 1998
                                                                   ----------------------------------------------
                                                                      Income        Average shares     Per share
                                                                   (numerator)      (denominator)        amount
                                                                   -----------      --------------     ----------
    Basic EPS
       Income available to common shareholders                      $2,613,826         9,325,584      $    0.28
    Effect of dilutive securities
       Stock options                                                                     348,932
                                                                    ----------         ---------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $2,613,826         9,674,516      $    0.27
                                                                     =========        ==========       ========


EPS is calculated on the basis of the weighted average number of shares outstanding of 9,473,764 and 9,325,584 for the three months ended June 30, 1999 and 1998, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 4% stock dividend of May 1999.

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at June 30, 1999 are as follows:


                                  AMORTIZED
                                      OR           GROSS        GROSS          APPROXIMATE
                                  PURCHASED     UNREALIZED    UNREALIZED          MARKET           CARRYING
                                     COST          GAINS        LOSSES            VALUE             VALUE
                                 -----------    ----------   -----------       -----------       -----------
AVAILABLE FOR SALE:
Common stock securities           $3,209,556       $14,854   $                  $3,224,411        $3,224,411
Preferred stock securities         2,828,750            --        11,760         2,816,990         2,816,990
Other securities                  55,591,382     1,387,197     1,937,204        55,041,375        55,041,375
                                 -----------    ----------   -----------       -----------       -----------
                                 $61,929,688    $1,402,051   $ 1,948,964       $61,082,776       $61,082,776
                                 ===========    ==========   ===========       ===========       ===========

HELD TO MATURITY:
US agencies                       $3,692,931       $38,298    $   26,611        $3,704,618        $3,692,931
Tax exempt securities                398,465        13,161            --           411,626           398,465
Taxable debt securities           80,517,926       583,359     1,797,392        79,303,893        80,517,926
                                 ===========    ==========   ===========       ===========       ===========
                                 $84,609,322      $634,818    $1,824,003       $83,420,137       $84,609,322
                                 ===========    ==========   ===========       ===========       ===========


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


6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:


                                                              THREE MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                                1999               1998
                                                            -----------        -----------
               BALANCE AT APRIL 1,                          $11,998,724        $10,449,053

                 Loans charged-off                             (270,798)          (112,748)
                 Recoveries                                     301,229             44,065
                                                            -----------        -----------
                      Net charge-offs and recoveries             30,431            (68,683)
                 Provision for loan losses                           --                 --
                                                            -----------        -----------
         BALANCE AT END OF PERIOD                           $12,029,155        $10,380,370
                                                            ===========        ===========

                                                               (continued.....)

                                                                SIX MONTHS ENDED JUNE 30,
                                                             ------------------------------
                                                                 1999               1998
                                                             -----------        -----------

          BALANCE AT JANUARY 1,                              $11,919,545         $8,186,237

            Loans charged-off                                   (270,798)          (339,753)
            Recoveries                                           380,408            133,886
                                                             -----------        -----------
                 Net charge-offs and recoveries                  109,610           (205,867)
            Provision for loan losses                                 --          2,400,000
                                                             -----------        -----------

          BALANCE AT END OF PERIOD                           $12,029,155        $10,380,370
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


                                                                             SIX MONTHS ENDED JUNE 30, 1999
                                                                             ------------------------------
                                                                                                                Net of
                                                                  Before Tax               Tax                   Tax
                                                                    Amount               Expense                Amount
                                                                 -----------           -----------           -----------
Unrealized losses on securities
    Unrealized holding losses arising during the period          $(2,430,123)          $  (826,242)          $(1,603,881)
    Less reclassification adjustment for gains/losses
         Realized in net income                                           --                    --                    --
                                                                 -----------           -----------           -----------

Other comprehensive loss, net                                    $(2,430,123)          $  (826,242)          $(1,603,881)
                                                                 ===========           ===========           ===========


                                                                    SIX MONTHS ENDED JUNE 30, 1999
                                                                    ------------------------------
                                                                                                   Net of
                                                                Before Tax        Tax                Tax
                                                                  Amount         Expense           Amount
                                                                ----------       -------          -------
Unrealized gains on securities
    Unrealized holding gains arising during the period          $77,615          $26,389          $51,226
    Less reclassification adjustment for losses
         Realized in net income                                      --               --               --
                                                                -------          -------          -------

Other comprehensive income, net                                 $77,615          $26,389          $51,226
                                                                =======          =======          =======

8.       Nonperforming loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $3,064,792 and $4,309,216 at June 30, 1999 and 1998, respectively. Although the Company has non-performing loans of approximately $3,064,792 at June 30, 1999, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans was $557,751 at June 30, 1999. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at June 30, 1999. The income that was recognized on impaired loans during the six-month period ended June 30, 1999 was $1,360. The cash collected on impaired loans during the period was $257,107, of which $255,747 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this period in 1999 was $35,450. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the six month period ended June 30, 1999.

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


FINANCIAL CONDITION

         Total consolidated assets as of June 30, 1999 were $468.9 million, an increase of $41.3 million from the $427.6 million reported at year-end, December 31, 1998. This increase is primarily due to a $46.8 million increase in total investment securities. Liabilities increased $41 million primarily due to an increase in deposits from December 31, 1998.

         This $46.1 million increase in total investment securities is comprised of an increase in held to maturity ("HTM") investment securities of $22.7 million and a $24.1 million increase in available for sale ("AFS") investment securities. This increase in HTM investment securities is primarily due to purchases of approximately $32.1 million in corporate bonds partially offset by scheduled maturities of approximately $9.2 million in 1999. HTM investment securities are primarily comprised of taxable corporate debt securities, which are rated "BBB" or better by Moody and/or Standard & Poor at the time of purchase, with maturities primarily in the three to five year range.

         The $24.1 million increase in AFS investment securities is primarily due to the purchase in the second quarter of 1999 of $20.5 million of dollar denominated, non-US, corporate securities. These corporate securities are rated "BBB" or better by Moody and/or Standard & Poor at the time of purchase with maturities primarily in the three to five year ranges. Additionally, $6 million of capital trust securities were purchased during 1999.

         Net loans increased slightly from the $292.6 million level at December 31, 1998 to $293.2 million at June 30, 1999. Average net loans were $299.9 million for the six-month period of 1999. The allowance for loan loss increased $.1 million to $12.0 million at June 30, 1999 from $11.9 million. The level of allowance for loan loss reserve represents 4% of total loans at June 30, 1999 versus 3.9% at December 31, 1998.

         Total deposits, the primary source of funds, increased $40.3 million to $330.7 million at June 30, 1999, from $290.4 million at December 31, 1998. Average deposits were $329.7 million for the six-month period of 1999. This increase in deposits is primarily due to an increase in certificates of deposits of $36.7 million, in addition to a $3.7 million increase in NOW and money market deposits. The $36.7 million increase in certificates of deposits was primarily due to a $38.5 million increase in brokered deposits in 1999. The balance of brokered deposits was $68.7 million, representing 20% of total deposits at June 30, 1999.

         Consolidated stockholder's equity increased $.2 million to $94.3 million at June 30, 1999 from $94.1 million at December 31, 1998. This increase is primarily due to net income of $5.6 million, partially offset by two quarterly cash dividends totaling $3.8 million. Additionally, stockholder's equity was reduced $1.6 million due to a downward adjustment in the market value of available for sale investment securities in 1999.


RESULTS OF OPERATIONS

         Consolidated net income for the three months ended, June 30, 1999 was $2,836,206 or $.30 basic earnings per share, as compared to net income of $2,613,826 or $.28 basic earnings per share, for the same three month period in 1998. Consolidated net income for the six months ended, June 30, 1999 was $5,559,543 or $.59 basic earnings per share as compared to net income of $5,232,846 or $.56 basic earnings per share. These increases are primarily due to an increase in interest income relating to the investment portfolio in 1999.

         Net interest income increased $.2 million to $7 million for the second quarter of 1999, as compared to $6.8 million for the same quarter ended in 1998. This increases in net interest income for the three-month period is primarily due to increase in the average balance of investment securities in 1999 versus 1998. The balance of average investment securities for the second quarter of 1999 was $129.3 million, as compared to $70.8 million for the same quarter in 1998. Total interest expense on deposits and borrowings increased $.5 million to $3.8 million as compared to $3.3 million for the same three-month period in 1998. This increase in interest expense is primarily due to an increase in the average balance of certificates of deposits in 1999. For the comparative six-month period, net interest income increased $.7 million to $13.7 million for the six months ended June 30, 1999 as compared to $13 million for the same six-month period in 1998. This increase is primarily due to an increase in the average balance of investment securities in 1999 as compared with 1998. The balance of average investment securities for the six-month period was $117.3 million versus $82.3 million for the same six-month period in 1998.

         Provision for loan loss was $0 for the second quarter of 1999 and 1998. Charge-offs and recoveries were $.3 and $.3 million, respectively, for the three month period ended June 30, 1999 versus $.1 million and $90 thousand, respectively, for the same period in 1998. For the comparative six-month period, provision for loan loss was $0 for the six months ended June 30, 1999 as compared to $2.4 million for the same six-month period in 1998. Overall, Management considers the current level of allowance for loan loss to be adequate at June 30, 1999.

         Total non-interest income for the three month period ended June 30, 1999 was $.5 million, as compared to $.3 million for the same period in 1998. The $.2 million increase is primarily due to an increase in gains on sale of other real estate and loans $.2 million in the second quarter of 1999. For the comparative six-income period, total non-interest income was $.7 million for the six-month period ended June 30, 1999 versus $3 million for the same six-month period in 1998. This decrease is the result of a reversal of a legal accrual relating to the conclusion of litigation in the Company's favor in January of 1998. Additionally, service charge income decreased $30 thousand in 1999 as compared the same period in 1998.

         Total non-interest expense for the three months ended June 30, 1999 was $3.2 million, a decrease of $.2 million, as compared to $3.3 million for the same period in 1998. This decrease in non-interest expense is primarily due to decrease in employee benefits and occupancy expense of $.3 million and $36 thousand, respectfully, partially offset by a $.3 million increase in other operating expense in 1999. For the comparative six-month period total non-interest expense increased $.2 million to $6.3 million for the six months ended June 30, 1999 as compared to $6 million for the six months ended June 30, 1998. This increase is primarily due to a $.6 million increase in other operating expenses, partially offset by a $.5 million decrease in employee benefits of 1999. The $.6 million increase in other operating expenses is primarily due to increases associated with a $227 thousand loss on an investment in a real estate partnership, and increases in advertising expense ($58 thousand), and travel and entertainment expense ($189 thousand).


YEAR 2000

         Through the efforts of its Year 2000 Committee, the Company has remediated or replaced its computer systems and applications so that company-wide these systems and applications are now Year 2000 ("Y2K") compliant. In addition, the Year 2000 Committee has monitored the Y2K compliance efforts of its mission critical third party vendors to ensure sure that their systems and applications are also Y2K compliant. All of the computer systems and applications of the company have been fully tested and the testing of mission critical third party vendors have been diligently monitored. Management believes that all mission critical systems and applications, and the systems and applications of mission critical third party vendors are Y2K compliant and fully tested. Presently, the Company is developing a contingency plan as well as a plan to address the expected liquidity demands resulting from Y2K concerns of customers toward the end of 1999. Given that much of the Company's data processing is serviced by third party vendors, the Company has not incurred material costs associated with Y2K compliance. The amount expensed in 1999 is not material.

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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 1999:


INTEREST RATE SENSITIVITY
(IN MILLIONS)

                                                    DAYS
                                          --------------------------    1 TO 5        OVER 5     NON-RATE
ASSETS (1)                                0 - 90        91 - 365        YEARS         YEARS      SENSITIVE       TOTAL
                                         ------------------------------------------------------------------------------
Interest-bearing deposits in banks       $    0.5       $   --        $   --        $   --       $   --        $    0.5
Federal funds sold                            7.3           --            --            --                          7.3
Investment securities:
    Available for sale                        6.0           --            11.8          43.3         --            61.0
    Held to maturity                          6.2           10.0          47.4          21.0         --            84.6
                                         ------------------------------------------------------------------------------
  Total investment securities                12.2           10.0          59.2          64.2         --           145.6
Loans: (2)
    Fixed rate (3)                           11.7           12.2         122.0          22.9         --           168.8
    Variable rate                            44.5           24.5          47.9          22.4         --           139.3
                                         ------------------------------------------------------------------------------
  Total loans                                56.2           36.7         169.9          45.3         --           308.1
Other assets (4)                             --             --            --            --            7.4           7.4
                                         ===============================================================================
  Total Assets                           $   76.3       $   46.7      $  229.1      $  109.5     $    7.4      $  468.9
                                         ===============================================================================

LIABILITIES & CAPITAL
Deposits:
    Non interest bearing deposits        $   --         $   --             $--      $   --       $   43.5      $   43.5
    Interest bearing deposits (5)            63.0           --            33.2          --           --            96.2
    Certificate of deposits                  19.6           43.8         127.8          --           --           191.2
                                         ------------------------------------------------------------------------------
  Total deposits                             82.6           48.4         161.0          --           43.5         330.9
Short term borrowings                        --             --            --            --           --            --
Mortgage and long term borrowings            --              0.4          30.5          --           --            30.9
Other liabilities                            --             --            --            --           13.3          13.3
Capital                                      --             --            --            --           93.8          93.8
                                         ===============================================================================
  Total liabilities & capital            $   82.6       $   44.2      $  191.5      $   --       $  150.6      $  468.9
                                         ===============================================================================

Net  interest rate  GAP                  $   (6.3)     $    2.5      $   37.6     $  109.5      ($ 143.0)
                                         ================================================================

Cumulative interest rate  GAP            $   (6.3)     $   (3.9)     $   33.7     $  143.0          --
                                         ================================================================
GAP to total  assets                          -1%             1%
                                         ======================
GAP to total equity                          -10%             4%
                                         ======================
Cumulative GAP to total assets                -1%            -1%
                                         ======================
Cumulative GAP to total equity               -10%            -6%
                                         =======================


(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at June 30, 1999.

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

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 1999, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:


                                                  JUNE 30, 1999          DECEMBER 31, 1998
                                                  -------------          -----------------
             CAPITAL LEVELS
               Tier 1 leverage ratio                  20.3%                    22.1%
               Tier 1 risk-based ratio                22.2%                    24.1%
               Total risk-based ratio                 23.5%                    25.4%

             CAPITAL PERFORMANCE
               Return on average assets                2.5% (1)                 2.6%
               Return on average equity               11.9% (1)                11.8%
                                                                               (1) annualized


         The Company's ratios compare favorably to the minimum required amounts of Tier 1 and total capital to "risk weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. The Company currently meets the criteria for a well-capitalized institution, and management believes that the Company will continue to meet its minimum capital requirements. At present, the Company has no commitments for significant capital expenditures.

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



                                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                             (Registrant)



Dated:  August 12th, 1999     /s/ James J. McSwiggan
                            --------------------------------------------------
                                    James J. McSwiggan, CFO & Treasurer



Dated:  August 12th, 1999     /s/ David J. Greenfield
                            --------------------------------------------------
                                    David J. Greenfield, Controller & VP