Form 10-Q
period 1999-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 1999-11-15
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


          (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended: SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from: _____to_____

                         Commission file number: 0-26366


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
              (Exact name of the bank as specified in its charter)

               PENNSYLVANIA                          23-2812193
      (State or other jurisdiction of               (IRS Employer
        incorporated or organization)             identification No.)

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

                                  Yes X        No____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class A Common Stock        Outstanding at September 30, 1999
               $2.00 PAR VALUE                     7,654,354

               Class B Common Stock        Outstanding at September 30, 1999
               $.10 PAR VALUE                       1,691,589

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                        ASSETS                                                       SEPT. 30, 1999         DEC 31, 1998
                                                                                     --------------         ------------
Cash and due from banks                                                                $   9,581,356        $   5,692,654
Federal funds sold                                                                        16,460,000           13,550,000
                                                                                       -------------        -------------
               Total cash and cash equivalents                                            26,041,356           19,242,654
                                                                                       -------------        -------------
Investment securities held to maturity (market value of $80,842,732 at
        September 30, 1999 and $62,159,860 at December 31, 1998)                          81,489,626           61,894,538
Investment securities available for sale - at market value                                61,193,828           36,951,162
Total loans                                                                              313,610,958          304,475,629
    Less allowance for loan losses                                                        12,456,932           11,919,545
                                                                                       -------------        -------------
               Net loans                                                                 301,154,026          292,556,084
Other real estate                                                                                 --              707,397
Premises and equipment, net                                                                5,829,119            5,452,765
Accrued interest and other assets                                                         14,101,991           10,817,184
                                                                                       -------------        -------------
                                                                                       $ 489,809,946        $ 427,621,784
                                                                                       =============        =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                            $  42,188,348        $  41,150,730
       Interest bearing (includes certificates of deposit in excess
         Of $100,000 of $108,537,732 at September 30, 1999 and
         $48,754,354 at December 31, 1998)                                               305,379,215          249,238,955
                                                                                       -------------        -------------
               Total deposits                                                            347,567,563          290,389,685
    Federal funds purchased                                                                       --                   --
    Accrued interest and other liabilities                                                15,424,000           12,271,111
    Long-term borrowings                                                                  30,365,000           30,365,000
    Mortgage payable                                                                         491,469              526,720
                                                                                       -------------        -------------
               Total liabilities                                                         393,848,032          333,552,516
                                                                                       -------------        -------------
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         7,869,147 at September 30, 1999 and 7,429,689 at December 31, 1998               15,738,294           14,859,378
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,691,589 at September 30, 1999 and 1,630,544 at December 31, 1998                  169,158              163,054
    Capital surplus                                                                       50,863,907           45,392,659
    Retained earnings                                                                     32,311,909           34,556,343
    Accumulated other comprehensive income or (loss)                                        (865,298)           1,242,919
                                                                                       -------------        -------------
                                                                                          98,217,970           96,214,353
    Treasury stock - at cost, shares of  Class A, 214,793 at September 30, 1999,
      and 207,516 at December 31, 1998                                                    (2,256,056)          (2,145,085)
                                                                                       -------------        -------------
                                                                                          95,961,914           94,069,268
                                                                                       -------------        -------------
                                                                                       $ 489,809,946        $ 427,621,784
                                                                                       =============        =============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -----------------------------

                                                                               1999              1998
                                                                            -----------       -----------
Interest income
    Loans, including fees                                                   $ 8,275,430       $ 8,888,125
    Investment securities held to maturity
        Taxable                                                               1,600,493           623,039
        Tax-exempt                                                               11,115            57,616
    Investment securities available for sale
        Taxable                                                               1,352,376           675,691
        Tax-exempt                                                                   --                --
    Deposits in banks                                                             2,205             3,535
    Federal funds sold                                                          106,044           454,110
                                                                            -----------       -----------
           TOTAL INTEREST INCOME                                             11,347,663        10,702,116
                                                                            -----------       -----------
Interest expense
    Deposits                                                                  3,548,922         2,900,536
    Mortgage payable and other                                                  470,490           501,322
    Federal funds purchased                                                          --                --
                                                                            -----------       -----------
           TOTAL INTEREST EXPENSE                                             4,019,412         3,401,858
                                                                            -----------       -----------
           NET INTEREST INCOME                                                7,328,251         7,300,258
Increase in provision for loan losses                                                --                --
                                                                            -----------       -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                 7,328,251         7,300,258
                                                                            -----------       -----------

Other income (expense)
    Service charges and fees                                                    253,437           188,077
    Realized gains on sale of investment securities
        available for sale                                                           --                --
    Gain on sale of other real estate                                           193,883                --
    Gain on sale of loans                                                            --                --
    Other income                                                                567,331            77,869
                                                                            -----------       -----------
                                                                              1,014,651           265,946
                                                                            -----------       -----------
Other expenses
    Salaries & wages                                                          1,280,949         1,334,789
    Employee benefits                                                           496,723           556,744
    Occupancy and equipment                                                     164,024           179,360
    Other operating expenses                                                  1,225,390         1,724,489
                                                                            -----------       -----------
                                                                              3,167,086         3,795,382
                                                                            -----------       -----------

           INCOME BEFORE INCOME TAXES                                         5,175,816         3,770,822
    Income taxes                                                              1,682,263           705,654
                                                                            -----------       -----------
           NET INCOME                                                       $ 3,493,553       $ 3,065,168
                                                                            ===========       ===========
    Per share data
        Net income - basic                                                  $       .37       $       .33
                                                                            ===========       ===========
        Net income - diluted                                                $       .35       $       .31
                                                                            ===========       ===========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             -----------------------------

                                                                1999              1998
                                                             -----------       -----------
Interest income
    Loans, including fees                                    $24,500,636       $25,170,358
    Investment securities held to maturity
        Taxable                                                4,212,007         2,292,780
        Tax-exempt                                                33,345           165,766
    Investment securities available for sale
        Taxable                                                3,122,803         1,571,875
        Tax-exempt                                                    --                --
    Deposits in banks                                             13,551            19,211
    Federal funds sold                                           316,614         1,060,192
                                                             -----------       -----------
           TOTAL INTEREST INCOME                              32,198,956        30,280,182
                                                             -----------       -----------
Interest expense
    Deposits                                                   9,746,755         8,479,894
    Mortgage payable and other                                 1,416,405         1,492,724
    Federal funds purchased                                        3,001             4,094
                                                             -----------       -----------
           TOTAL INTEREST EXPENSE                             11,166,161         9,976,712
                                                             -----------       -----------
           NET INTEREST INCOME                                21,032,795        20,303,470
Increase in provision for loan losses                                 --         2,400,000
                                                             -----------       -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                 21,032,795        17,903,470
                                                             -----------       -----------

Other income (expense)
    Service charges and fees                                     641,991           606,892
    Realized gains on sale of investment securities
         available for sale                                           --                --
    Gain on sale of other real estate                            344,531                --
    Gain on sale of loans                                         27,879             3,831
    Other income                                                 726,241         2,663,096
                                                             -----------       -----------
                                                               1,740,642         3,273,819
                                                             -----------       -----------
Other expenses
    Salaries & wages                                           4,049,893         4,014,468
    Employee benefits                                          1,056,855         1,570,102
    Occupancy and equipment                                      481,919           529,249
    Other operating expenses                                   3,833,155         3,717,798
                                                             -----------       -----------
                                                               9,421,822         9,831,617
                                                             -----------       -----------

           INCOME BEFORE INCOME TAXES                         13,351,615        11,345,672
    Income taxes                                               4,298,519         3,047,657
                                                             -----------       -----------
           NET INCOME                                        $ 9,053,096       $ 8,298,015
                                                             ===========       ===========
    Per share data
        Net income - basic                                   $       .95       $       .89
                                                             ===========       ===========
        Net income - diluted                                 $       .92       $       .86
                                                             ===========       ===========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)






                                                   CLASS A COMMON STOCK                  CLASS B COMMON STOCK             CAPITAL
                                                SHARES             AMOUNT            SHARES               AMOUNT          SURPLUS
                                             ------------       ------------       ------------        ------------     ------------
Balance, January 1, 1999                        7,429,689       $ 14,859,378          1,630,544        $    163,054     $ 45,392,659

Net income for the nine months ended
  Sept. 30,                                            --                 --                 --                                   --
Conversion of Class B common stock to
  Class A Common stock                              4,886              9,772             (4,251)               (426)              --
Purchase of treasury stock                             --                 --                 --                  --               --
4% stock dividend declared                        288,728            577,456             65,296               6,530        4,867,469
Cash dividends on common stock                         --                 --                 --                  --               --
Cash in lieu of fractional shares                      --                 --                 --                  --               --
Stock options exercised                           145,844            291,688                 --                  --          603,779
Other comprehensive income (loss), net
  of Reclassifications and taxes                       --                 --                 --                  --               --
                                             ------------       ------------       ------------        ------------     ------------
Comprehensive income


Balance, September 30, 1999                     7,869,147       $ 15,738,294          1,691,589        $    169,158     $ 50,863,907
                                             ============       ============       ============        ============     ============

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                RETAINED            TREASURY          COMPREHENSIVE      COMPREHENSIVE
                                                EARNINGS             STOCK            INCOME (LOSS)          INCOME
                                              ------------        ------------        ------------        ------------
Balance, January 1, 1999                      $ 34,556,343        $ (2,145,085)       $  1,242,919

Net income for the nine months ended
  Sept. 30,                                      9,053,096                  --                  --        $  9,053,096
Conversion of Class B common stock to
  Class A Common stock                              (9,347)                 --                  --                  --
Purchase of treasury stock                              --            (110,971)                 --                  --
4% stock dividend declared                      (5,451,455)
Cash dividends on common stock                  (5,833,483)                 --                  --                  --
Cash in lieu of fractional shares                   (3,245)                 --                  --                  --
Stock options exercised                                 --                  --                  --
Other comprehensive income (loss), net
  of Reclassifications and taxes                        --                  --          (2,108,217)         (2,108,217)
                                              ------------        ------------        ------------        ------------
Comprehensive income


Balance, September 30, 1999                   $ 32,311,909        $ (2,256,056)       $   (865,298)       $  6,944,879
                                              ============        ============        ============        ============


The accompanying notes are an integral part of the financial statement.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)






                                                  CLASS A COMMON STOCK                   CLASS B COMMON STOCK            CAPITAL
                                                SHARES            AMOUNT             SHARES               AMOUNT         SURPLUS
                                             ------------       ------------       ------------        ------------     ------------
Balance, January 1, 1998                        7,015,721       $ 14,031,442          1,592,859        $    159,286     $ 38,797,618

Net income for the nine months ended
  Sept. 30,                                            --                 --                 --                                   --
Conversion of Class B common stock to
  Class A Common stock                             28,211             56,422            (24,744)             (2,475)              --
Purchase of treasury stock                             --                 --                 --                  --               --
4% stock dividend declared                        272,313            544,626             63,595               6,360        6,466,084
Cash dividends on common stock                         --                 --                 --                  --               --
Cash in lieu of fractional shares                      --                 --                 --                  --               --
Stock options exercised                            68,630            137,260                 --                  --           58,373
Other comprehensive income (loss), net
  of reclassifications and taxes                       --                 --                 --                  --               --
                                             ------------       ------------       ------------        ------------     ------------
Comprehensive income


Balance, September 30, 1998                     7,384,875       $ 14,769,750          1,631,710        $    163,171     $ 45,322,075
                                             ============       ============        ============        ============    ============

                                                                                     ACCUMULATED
                                                                                        OTHER
                                               RETAINED           TREASURY           COMPREHENSIVE     COMPREHENSIVE
                                               EARNINGS             STOCK            INCOME (LOSS)        INCOME
                                             ------------        ------------        ------------       ------------
Balance, January 1, 1998                     $ 38,023,359        $ (2,145,085)       $    638,142

Net income for the nine months ended
  Sept. 30,                                     8,298,012                 --                  --        $  8,298,012
Conversion of Class B common stock to
  Class A Common stock                            (53,949)                 --                  --
Purchase of treasury stock                             --                  --                  --
4% stock dividend declared                     (7,017,070)
Cash dividends on common stock                 (5,265,426)                 --                  --
Cash in lieu of fractional shares                  (3,829)
Stock options exercised
Other comprehensive income (loss), net
  of reclassifications and taxes                       --                  --             884,474            884,474
                                             ------------        ------------        ------------       ------------
Comprehensive income


Balance, September 30, 1998                  $ 33,981,097        $ (2,145,085)       $  1,522,616       $  9,182,486
                                             ============        ============        ============       ============

The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,

Cash flows from operating activities                                         1999                1998
                                                                         ------------        ------------
    Net income                                                           $  9,053,096        $  8,298,014
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                          310,509             260,912
        Provision (recovery) of loan loss reserve (credit)                         --           2,400,000
        Accretion of investment securities discount                          (176,356)            (41,242)
        Amortization of investment securities premium                         339,819             210,769
        Amortization of deferred loan fees                                   (304,044)           (174,160)
        Accretion of discount on loans purchased                           (1,246,188)         (2,351,778)
        (Benefit) provision for deferred income taxes                      (1,244,237)            149,215
        (Gain) loss on other real estate                                     (344,531)                 --
        (Gain) on sale of loans                                               (27,879)             (3,831)
        (Gain) on sale of investment securities                                    --                  --
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                   (395,052)            286,065
        (Increase) decrease in other assets                                   214,594           2,745,555
        Increase (decrease) in accrued interest payable                       823,407           1,448,420
        Increase in unearned income on loans                                  200,707             296,923
        Increase (decrease) in other liabilities                            2,329,482          (2,509,058)
                                                                         ------------        ------------
               Net cash provided by operating activities                    9,533,327          11,015,804

Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                           --             200,000
    Proceeds from calls/maturities of HTM invest. Securities               12,296,074          38,140,723
    Purchase of HTM investment securities                                 (32,054,625)        (10,728,818)
    Purchase of AFS investment securities                                 (26,350,883)        (15,582,319)
    Purchase of loans                                                     (20,576,158)                 --
    Net (increase) decrease in loans                                       12,547,436           5,811,347
    Purchase of premises and equipment                                       (686,862)           (699,931)
                                                                         ------------        ------------
               Net cash (used in) provided by investing activities        (54,825,018)         17,141,002

Cash flows from financing activities:
    Net (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts                 183,459           2,604,560
    Net increase (decrease) in certificates of deposit                     56,994,419           2,238,684
    Mortgage payments                                                         (35,252)
                                                                                                  (32,760)
    Net (decrease) increase in short term borrowings                               --         (15,000,000)
    Cash dividends                                                         (5,833,483)         (5,265,426)
    Cash in lieu of fractional shares                                          (3,245)
                                                                                                   (3,829)
    Issuance of common stock under stock option plans                         895,467             195,632
    Purchase of treasury stock                                               (110,972)                 --
                                                                         ------------        ------------
               Net cash provided by (used in) financing activities         52,090,393         (15,263,139)
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                6,798,702          12,893,667
Cash and cash equivalents at beginning of year                             19,242,654          30,416,242
                                                                         ------------        ------------
Cash and cash equivalents at end of period                               $ 26,041,356        $ 43,309,909
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

2. The results of operations for the nine and three month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                                                  Nine months ended September 30, 1999
                                                -----------------------------------------
                                                  Income       Average shares   Per share
                                                (numerator)     (denominator)     amount
                                                -----------    --------------   ---------
Basic EPS
   Income available to common shareholders       $9,053,096        9,500,366       $0.95
Effect of dilutive securities
   Stock options                                                     296,182
                                                 ----------       ----------       -----
Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options           $9,053,096        9,796,548       $0.92
                                                 ==========       ==========       =====

                                                                     (continued)

                                                  Nine  months ended September 30, 1998
                                                ------------------------------------------
                                                  Income        Average shares   Per share
                                                (numerator)      (denominator)     amount
                                                -----------     --------------   ---------
Basic EPS
   Income available to common shareholders       $8,298,015        9,337,377       $0.89
Effect of dilutive securities
   Stock options                                                     347,320
                                                 ----------       ----------       -----
Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options           $8,298,015        9,684,697       $0.86
                                                 ==========       ==========       =====


EPS is calculated on the basis of the weighted average number of shares outstanding of 9,500,366 and 9,337,337 for the nine months ended September 30, 1999 and 1998, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 4% stock dividend of May 1999.

                                                 Three months ended September 30, 1999
                                                ------------------------------------------
                                                  Income       Average shares    Per share
                                                (numerator)     (denominator)      amount
                                                -----------    --------------    ---------
Basic EPS
   Income available to common shareholders       $3,493,553        9,555,987       $0.37
Effect of dilutive securities
   Stock options                                                     291,741
                                                 ----------       ----------       -----
Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options           $3,493,553        9,847,728       $0.35
                                                 ==========       ==========       =====



                                                  Three months ended September 30, 1998
                                                ------------------------------------------
                                                  Income        Average shares   Per share
                                                (numerator)     (denominator)      amount
                                                -----------     --------------   ---------
Basic EPS
   Income available to common shareholders       $3,065,168        9,415,978       $0.33
Effect of dilutive securities
   Stock options                                                     348,932
                                                 ----------       ----------       -----
Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options           $3,065,168        9,764,910       $0.31
                                                 ==========       ==========       =====


EPS is calculated on the basis of the weighted average number of shares outstanding of 9,555,987 and 9,415,978 for the three months ended September 30, 1999 and 1998, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 4% stock dividend of May 1999.

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at September 30, 1999 are as follows:

                                 AMORTIZED
                                    OR               GROSS              GROSS          APPROXIMATE
                                 PURCHASED         UNREALIZED         UNREALIZED          MARKET          CARRYING
                                    COST              GAINS             LOSSES            VALUE             VALUE
                                 -----------       -----------       -----------       -----------       -----------
AVAILABLE FOR SALE:
Common stock securities          $ 4,120,681       $    14,956       $   109,563       $ 4,026,074       $ 4,026,074
Preferred stock securities         2,775,691                --             3,816         2,771,875         2,771,875
Other securities                  55,608,512           923,693         2,136,326        54,395,879        54,395,879
                                 -----------       -----------       -----------       -----------       -----------
                                 $62,504,884       $   938,649       $ 2,249,705       $61,193,828       $61,193,828
                                 ===========       ===========       ===========       ===========       ===========

HELD TO MATURITY:
US agencies                      $ 3,415,688       $    37,502       $    26,512       $ 3,426,678       $ 3,415,688
Tax exempt securities                398,465             5,358                --           403,823           398,465
Taxable debt securities           77,675,473           330,758           994,000        77,012,231        77,675,473
                                 -----------       -----------       -----------       -----------       -----------
                                 $81,489,626       $   373,618       $ 1,020,512       $80,842,732       $81,489,626
                                 ===========       ===========       ===========       ===========       ===========

5. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133. Subsequent to SFAS No. 133, the FASB issued SFAS #137 which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. To date the Company and its subsidiaries have not participated in derivative instruments or hedging activity.

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                            THREE MONTHS ENDED SEPT 30,
                                                              1999               1998
                                                         ---------------    ---------------
               BALANCE AT JULY 1,                           $12,029,155       $10,380,370.

                 Loans charged-off                                   --                 --
                 Recoveries                                     427,777            442,929
                                                         ---------------    ---------------
                      Net charge-offs and recoveries            427,777            442,929

                 Provision for loan losses                           --                 --
                                                         ---------------    ---------------

         BALANCE AT END OF PERIOD                           $12,456,932        $10,823,299
                                                         ===============    ===============

                                (continued.....)

                                                            NINE MONTHS ENDED SEPT 30,
                                                              1999               1998
                                                         ---------------    ---------------
               BALANCE AT JANUARY 1,                        $11,919,545         $8,186,237

                 Loans charged-off                            (270,798)          (339,753)
                 Recoveries                                     808,185            576,815
                                                         ---------------    ---------------
                      Net charge-offs and recoveries            537,387            237,062

                 Provision for loan losses                           --          2,400,000
                                                         ---------------    ---------------

               BALANCE AT END OF PERIOD                     $12,456,932        $10,823,299
                                                         ===============    ===============


7.       Nonperforming loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $2,202,800 and $6,024,582 at September 30, 1999 and 1998, respectively. Although the Company has non-performing loans of approximately $2,202,800 at September 30, 1999, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans was $914,663 at September 30, 1999. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at September 30, 1999. The income that was recognized on impaired loans during the nine-month period ended September 30, 1999 was $1,353. The cash collected on impaired loans during the period was $29,372, of which $28,020 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this period in 1999 was $14,885. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the nine month period ended September 30, 1999.

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


FINANCIAL CONDITION

         Total consolidated assets as of September 30, 1999 were $489.8 million, an increase of $62.2 million from the $427.6 million reported at year-end, December 31, 1998. This increase is primarily due to a $46.8 million increase in total investment securities. Liabilities increased $60.3 million primarily due to an increase in deposits from December 31, 1998.

         This $62.2 million increase in total investment securities is comprised of an increase in held to maturity ("HTM") investment securities of $19.6 million and a $24.2 million increase in available for sale ("AFS") investment securities. This increase in HTM investment securities is primarily due to purchases of approximately $32.1 million in corporate bonds partially offset by scheduled maturities of approximately $12.3 million in 1999. HTM investment securities are primarily comprised of taxable corporate debt securities, which are rated "BBB" or better by Moody and/or Standard & Poor at the time of purchase, with maturities primarily in the three to five year range.

         The $24.2 million increase in AFS investment securities is primarily due to the purchase in 1999 of $20.6 million of dollar denominated, non-US corporate securities. These corporate securities are rated "BBB" or better by Moody and/or Standard & Poor at the time of purchase, with maturities primarily in the three to five year ranges. Additionally, $6 million of capital trust securities were purchased during 1999.

         Net loans increased $9.1 million from the $292.6 million level at December 31, 1998 to $301.2 million at September 30, 1999. Average net loans were $299.9 million for the nine-month period of 1999. The allowance for loan loss increased $.5 million to $12.5 million at September 30, 1999 from $11.9 million. The level of allowance for loan loss reserve represents 4% of total loans at September 30, 1999 versus 3.9% at December 31, 1998.

         While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         Total deposits, the primary source of funds, increased $57.1 million to $347.6 million at September 30, 1999, from $290.4 million at December 31, 1998. Average deposits were $357.1 million for the nine-month period of 1999. This increase in deposits is primarily due to an increase in certificates of deposits of $36.7 million, in addition to a $3.7 million increase in NOW and money market deposits. The $36.7 million increase in certificates of deposits was primarily due to a $38.5 million increase in brokered deposits in 1999. The balance of brokered deposits was $88.6 million, representing approximately 25% of total deposits at September 30, 1999.

         Consolidated stockholder's equity increased $2 million to $96 million at September 30, 1999 from $94.1 million at December 31, 1998. This increase is primarily due to net income of $9.1 million, partially offset by three quarterly cash dividends totaling $5.8 million. Additionally, stockholder's equity was reduced $2.1 million due to a downward adjustment in the market value of available for sale investment securities during 1999.


RESULTS OF OPERATIONS

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

         Consolidated net income for the three months ended, September 30, 1999 was $3,493,553 or $.37 basic earnings per share, as compared to net income of $3,065,168 or $.33 basic earnings per share for the same three month period in 1998. Consolidated net income for the nine months ended, September 30, 1999 was $9,053,096 or $.95 basic earnings per share as compared to net income of $8,298,015 or $.89 basic earnings per share. These increases are primarily due to an increase in interest income relating to the investment portfolio, in addition to changes in non-interest income and provision for loan losses in 1999.

         For the third quarter 1999, net interest income was $7.3 million as compared to $7.3 million for the same quarter in 1998. While total net interest income did not change, interest on investment securities increased $1.2 million for the third quarter of 1999 primarily due to increase in the average balance of investment securities in 1999 versus 1998. The balance of average investment securities for the third quarter of 1999 was $145.3 million, as compared to $71.9 million for the same quarter in 1998. Interest income on loans decreased $.6 million from $8.3 million for third quarter of 1999 versus $8.9 million for the same three-month period in 1998. Total interest expense on deposits and borrowings increased $.6 million to $4 million as compared to $3.4 million for the same three-month period in 1998. This increase in interest expense is primarily due to an increase in the average balance of certificates of deposits in 1999.

         For the comparative nine-month period, net interest income increased $.7 million to $21 million for the period ended September 30, 1999 as compared to $20.3 million for the same nine-month period in 1998. This increase is primarily due to an increase in the average balance of investment securities in 1999 as compared to the same nine-month period in 1998. The balance of average investment securities for the nine-month period was $126.7 million versus $73.8 million for the same nine-month period in 1998.

         Provision for loan loss was $0 for the third quarter of 1999 and 1998. Charge-offs and recoveries were $0 and $.4 million, respectively, for the three month period ended September 30, 1999 versus $0 and $.4 million, respectively, for the same period in 1998. For the comparative nine-month period, provision for loan loss was $0 for the period September 30, 1999 as compared to $2.4 million for the same nine-month period in 1998. Overall, Management considers the current level of allowance for loan loss to be adequate at September 30, 1999.

         Total non-interest income for the three month period ended September 30, 1999 was $1 million, as compared to $.3 million for the same period in 1998. The $.7 million increase is primarily due to a $.5 million payment by the Commonwealth of Pennsylvania to Royal Bank as refund of Pennsylvania Shares tax, in addition an increase in gains on sale of other real estate and loans of $.2 million in the third quarter of 1999. For the comparative nine-period income period, total non-interest income was $1.7 million for the period ended September 30, 1999 versus $3.3 million for the same nine-month period in 1998. This decrease is the result of a reversal of a legal accrual of $2.4 million relating to the conclusion of litigation in the Company's favor in January of 1998.

         Total non-interest expense for the three months ended September 30, 1999 was $3.2 million, a decrease of $.5 million, as compared to $3.8 million for the same period in 1998. This decrease in non-interest expense is primarily due to decrease in other operating expenses of $.5 million. For the comparative nine-month period total non-interest expense decreased $.4 million to $9.4 million for the nine months ended September 30, 1999 as compared to $9.8 million for the nine months ended September 30, 1998. This decrease is primarily due to a $.5 million increase in employee benefits, partially offset by a $.1 million increase in other operating expenses.

YEAR 2000

         Through the efforts of its Year 2000 Committee, the Company has remediated or replaced its computer systems and applications so that company-wide these systems and applications are now Year 2000 ("Y2K") compliant. In addition, the Year 2000 Committee has monitored the Y2K compliance efforts of its mission critical third party vendors to ensure sure that their systems and applications are also Y2K compliant. All of the computer systems and applications of the company have been fully tested and the testing of mission critical third party vendors have been diligently monitored. Management believes that all mission critical systems and applications, and the systems and applications of mission critical third party vendors are Y2K compliant and fully tested. The Company has developed a contingency plan as well as a plan to address the expected liquidity demands resulting from Y2K concerns of customers toward the end of 1999. Given that much of the Company's data processing is serviced by third party vendors, the Company has not incurred material costs associated with Y2K compliance. The amount expensed in 1999 is not material.


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

         The liquidity ratio of the Company remains strong at approximately 43% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, US Treasuries and agencies, and to a lesser extent, obligations of state and political subdivisions and federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 1999:

INTEREST RATE SENSITIVITY
(IN MILLIONS)                                       DAYS            1 TO 5        OVER 5      NON-RATE
                                          ----------------------
ASSETS (1)                                 0 - 90      91 - 365      YEARS        YEARS       SENSITIVE       TOTAL
----------                                -------------------------------------------------------------------------
Interest-bearing deposits in banks         $  0.6       $   --       $   --       $   --       $   --       $  0.6
Federal funds sold                           16.5                        --           --           --         16.5
Investment securities:
       Available for sale                     6.8           --         11.8         42.6           --         61.2
       Held to maturity                       4.6         11.7         45.2         19.9           --         81.4
                                           ------       ------       ------       ------       ------       ------
    Total investment securities              11.4         11.7         57.0         62.5           --        142.6
Loans: (2)
       Fixed rate (3)                        14.0          9.6        126.2         28.0           --        177.8
       Variable rate                         41.8         26.1         54.4         20.4           --        142.7
                                           ------       ------       ------       ------       ------       ------
    Total loans                              55.8         35.7        180.6         48.4           --        320.5
Other assets (4)                               --           --           --           --          9.6          9.6
                                           ------       ------       ------       ------       ------       ------
    Total Assets                           $ 84.3       $ 47.4       $237.6       $110.9       $  9.6       $489.8
                                           ======       ======       ======       ======       ======       ======


LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits       $   --       $   --       $   --          $--       $ 42.4       $ 42.4
       Interest bearing deposits (5)         64.4           --         29.8           --           --         94.2
       Certificate of deposits               22.7         40.7        148.0           --           --        211.4
                                           ------       ------       ------       ------       ------       ------
    Total deposits                           87.1         40.7        177.8           --         42.4        348.0
Short term borrowings                         0.4           --           --           --           --          0.4
Mortgage and long term borrowings              --           --         30.5           --           --         30.5
Other liabilities                              --           --           --           --         16.1         16.1
Capital                                        --           --           --           --         94.8         94.8
                                           ------       ------       ------       ------       ------       ------
    Total liabilities & capital            $ 87.5       $ 40.7       $208.3       $   --       $153.3       $489.8
                                           ======       ======       ======       ======       ======       ======

Net  interest rate  GAP                    $ (3.2)      $  6.7       $ 29.3       $110.9      $(144.0)
                                           ======       ======       ======       ======       ======

Cumulative interest rate  GAP              $ (3.2)      $  3.5       $ 32.8       $144.0           --
                                           ======       ======       ======       ======       ======
GAP to total  assets                          -1%            1%
                                           ======       ======
GAP to total equity                           -3%            7%
                                           ======       ======
Cumulative GAP to total assets                -1%            1%
                                           ======       ======
Cumulative GAP to total equity                -3%            4%
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

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at September 30, 1999.

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

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At September 30, 1999, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                 SEPT. 30, 1999          DECEMBER 31, 1998
                                                 --------------          -----------------
             CAPITAL LEVELS
               Tier 1 leverage ratio                  20.3%                    22.1%
               Tier 1 risk-based ratio                22.2%                    24.1%
               Total risk-based ratio                 23.5%                    25.4%

             CAPITAL PERFORMANCE
               Return on average assets              2.7% (1)                   2.6%
               Return on average equity             12.8% (1)                  11.8%
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



                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                  (Registrant)



Dated: November 12th, 1999    /s/ James J. McSwiggan
                              James J. McSwiggan, CFO & Treasurer



Dated: November 12th, 1999    /s/ David J. Greenfield
                              David J. Greenfield, Controller & VP