Form 10-K405
period 1999-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2000-03-27
CIK 922487

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to
         ___________

                         Commission File Number 0-26366

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                       23-2812193
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                      Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . /X/

         The aggregate market value of common shares of the Registrant held by non-affiliates, based on the closing sale price as of February 29, 2000 was $60,670,086.

          As of February 29, 2000, the Registrant had 8,054,918 and 1,766,149 shares outstanding of Class A and Class B common stock, respectively.

ITEM 1. BUSINESS.

THE COMPANY

         Royal Bancshares of Pennsylvania, Inc. ("RBPA" or the "Registrant") is a Pennsylvania business corporation and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank of Pennsylvania (the "Bank"), all of the outstanding shares of common stock of the Bank were acquired by the RBPA and were exchanged on a one-for-one basis for common stock of RBPA. The principal activities of RBPA are owning and supervising the Bank, which engages in a general banking business in Montgomery County, Pennsylvania. RBPA also has a wholly owned nonbank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. At December 31, 1999, RBPA had consolidated total assets of approximately $522.5 million, total deposits of approximately $381.3 million and stockholders' equity of approximately $95.8 million.

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

         Employees. RBPA employed approximately 134 persons on a full-time equivalent basis as of December 31, 1999.

         Deposits. At December 31, 1999, total deposits of the Bank were distributed among demand deposits (12%), money market deposit accounts, savings and Super Now (29%) and time deposits (59%). At year end 1999, deposits increased $89.7 million from year end 1998, or 28%, primarily due to an increase in certificate of deposits and to a lesser extent, NOW and money market deposits.

         Lending. At December 31, 1999, the Bank had a total loan portfolio of $351.8 million, representing 69% of total assets. The loan portfolio is categorized into commercial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, and installment loans.

         Current market and regulatory trends in banking are changing the basic nature of the banking industry. The Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with the Bank's size, objective of profit maintenance and stable capital structure.

NON-BANK  SUBSIDIARY

         On June 30, 1995, RBPA established a special purpose Delaware investment company, Royal Investments of Delaware, Inc., ("RID") as a wholly-owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. RID buys, holds and sells investment securities. At December 31, 1999, total assets of RID were $29.5 million, of which $20.7 million was held in cash and cash equivalents. Investment securities were $5.8 million at December 31, 1999.

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

         GRAMM-LEACH-BLILEY ACT. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999, the Financial services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:

         - Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and

         - Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state insurance law. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. It revises and expands the framework of the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         In general, the Financial Services Modernization Act:

         - Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

         - Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

         - Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

         - Provides an enhanced framework for protecting the privacy of consumer information;

         - Adopts a number of provisions related to the capitalization, membership, corporate governance, and the other measures designed to modernize the Federal Home Loan Bank system;

         - Modifies the laws governing the implementation of the Community Reinvestment Act; and

         - Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

                  In order for the Registrant to take advantage of the ability to affiliate with other financial service providers, the Registrant must become a "Financial Holding Company" as permitted under an amendment to the Bank Holding Company Act. To become a Financial holding Company, a company must file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must determine that each insured depository institution subsidiary of the company has at least a satisfactory "CRA rating. The Registrant currently meets the requirements to make an election to become a Financial Holding Company. The Registrant's management has not determined at this time whether it will seek an election to become a Financial Holding Company. The Registrant is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Registrant and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Registrant desires to utilize any of its expanded powers provided in the Financial Service Modernization Act.

                  The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Pennsylvania permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

                  The Registrant and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Registrant and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Registrant and the Bank.

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

                    Villanova Office
                    801 East Lancaster Avenue
                    Villanova, Pa. 19085

                    Shillington Office
                    516 East Lancaster Avenue
                     Shillington. Pa 19607

                    Trooper Office(1)
                    Trooper & Egypt Roads
                    Trooper, Pa. 19401

                    Reading Office
                    501 Washington Street
                    Reading, Pa. 19601

                    Delaware Loan Office
                    The Rodney Square Club
                    1100 North Market Street
                    Wilmington, Delaware 19801

                    King of Prussia Office
                    Rt. 202 at Wilson Road
                    King of Prussia, Pa. 19406

                    Bridgeport Office (1)
                    105 W. 4th Street
                    Bridgeport, Pa. 19406

                    Upper Merion Office
                    Beidler & Henderson Roads
                    King of Prussia, Pa. 19406

                    Phoenixville Office (1)
                    808 Valley Forge Road
                    Phoenixville, Pa. 19460

-------------
(1) Owned

         The Bank owns six of the above properties, of which one property is subject to a mortgage. The remaining seven properties are leased with expiration dates between 1999 and 2004. The Bank also leases storage warehouse space in Bridgeport, Pa. at an annual rate of $10 thousand. During 1999, the Bank made aggregate lease payments of approximately $304 thousand. The Bank believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for RBPA's purposes. The Bank also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.


ITEM 3.  LEGAL PROCEEDINGS

         Management, after consulting with RBPA's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of RBPA. There are no proceedings pending other than routine litigation incident to the business of RBPA. In addition, no material proceedings are known to be contemplated by governmental authorities against RBPA.


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

                                   BID PRICES

         1999                           HIGH          LOW           CLOSE
         ----                       -----------   -----------   -----------
         First Quarter ......       $    15.339   $    14.194   $    15.110
         Second Quarter .....            15.655        13.507        15.119
         Third Quarter ......            15.595        14.048        14.345
         Fourth Quarter .....            14.702        13.500        14.438

         1998                            HIGH           LOW           CLOSE
         ----                       -----------   -----------   -----------
         First Quarter ......       $    19.812   $    16.730   $    17.611
         Second Quarter .....            19.002        16.941        17.170
         Third Quarter ......            17.743        12.134        13.736
         Fourth Quarter .....            15.453        11.676        14.881

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

         The approximate number of recorded holders of the Registrant's Class A and Class B Common Stock, as of February 29, 2000, is shown below:

         TITLE OF CLASS                    NUMBER OF RECORD HOLDERS
         --------------                    ------------------------
         Class A Common Stock                      413
         Class B Common Stock                      171

Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was approximately 458 as of February 29, 2000.

DIVIDENDS

         Subject to certain limitations imposed by law, the Board of Directors of the Registrant may declare a dividend on shares of common stock.

         Stock Dividends. On April 24, 1997, the Board of Directors of the Registrant declared a 4% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 8, 1997, to shareholders of record on April 28, 1997. The stock dividend resulted in the issuance of 258,176 additional shares of Class A Common Stock and 61,859 additional shares of Class B Common Stock. On April 22, 1998, the Board of Directors of the Registrant declared a 4% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 8, 1998, to shareholders of record on May 1, 1998. The stock dividend resulted in the issuance of 272,213 additional shares of Class A Common Stock and 63,595 additional shares of Class B Common Stock. On April 21, 1999, the Board of Directors of the Registrant declared a 4% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 14, 1999, to Shareholders of record on May 3, 1999. The stock dividend resulted in the issuance of 288,728 additional shares of Class A Common Stock and 65,296 additional shares of Class B Common Stock. On October 20, 1999, the board of directors of the Registrant declared a 5% stock dividend on both its Class a Common stock and Class B common stock shares payable on January 17, 2000, to shareholders of record on January 3, 2000. The stock dividend resulted in the issuance of 382,857 additional shares of Class A common stock and 84,241 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

         Cash Dividends. The Registrant paid cash dividends in each quarter of 1999 and 1998 for holders of Class A Common Stock and for holders of Class B common stock. This resulted in a charge to retained earnings of approximately $7.8 million and $7.2 million for 1999 and 1998, respectively. The following table sets forth on a quarterly basis the dividend paid to holders of each Class A and Class B common stock for 1999 and 1998.

                                                   CASH DIVIDENDS PER SHARE
         1999                                          CLASS A   CLASS B
         ----                                        ----------  -------
         First Quarter ..........................      $   .21   $ .2415
         Second Quarter .........................      $   .21   $ .2415
         Third Quarter ..........................      $   .21   $ .2415
         Fourth Quarter .........................      $   .21   $ .2415


                                                    CASH DIVIDENDS PER SHARE
         1998                                          CLASS A   CLASS B
         ----                                        ----------  -------
         First Quarter ..........................      $   .20   $ .2300
         Second Quarter .........................      $   .20   $ .2300
         Third Quarter ..........................      $   .20   $ .2300
         Fourth Quarter .........................      $   .21   $ .2415

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

                                                                         YEARS ENDED DECEMBER 31,
                                                                           (IN THOUSANDS)
                                                 ------------------------------------------------------------------
INCOME STATEMENT DATA                              1999          1998          1997           1996           1995
-----------------------                          --------      --------      --------       --------       --------
Interest income ...........................      $ 44,682      $ 40,640      $ 33,372       $ 33,618       $ 29,755
Interest expense ..........................        15,922        13,163        10,048         10,054          9,592
                                                 --------      --------      --------       --------       --------
Net interest income .......................        28,760        27,477        23,324         23,564         20,163
Increase (Decrease) Provision for loan
losses ....................................          --           4,770        (2,118)        (1,488)          --
                                                 --------      --------      --------       --------       --------
Net interest income after loan loss
provision .................................        28,760        22,707        25,442         25,052         20,163
    Gain on sale of loans .................            45             4            29            427             86
    Gain/Loss on real estate ..............           350          --           1,204          2,016            870
    Other income ..........................         1,644         3,570         1,392          1,788          1,098
                                                 --------      --------      --------       --------       --------
Total other income ........................         2,039         3,574         2,625          4,231          2,054
Income before other expenses & income taxes        30,799        26,281        28,067         29,283         22,217
Non-interest expenses:
    Salaries ..............................         7,265         5,028         9,546          9,602          4,850
    Other .................................         5,865         5,845         5,088          5,537          5,461
                                                 --------      --------      --------       --------       --------
Total other expenses ......................        13,130        10,873        14,634         15,139         10,311
                                                 --------      --------      --------       --------       --------
Income before taxes .......................        17,669        15,408        13,433         14,144         11,906
Income taxes ..............................         5,564         4,624         4,074          3,907          3,648
                                                 --------      --------      --------       --------       --------
Net income ................................      $ 12,105      $ 10,784      $  9,359       $ 10,237       $  8,258
                                                 ========      ========      ========       ========       ========
Basic earnings per share (1) ..............      $   1.21      $   1.09      $    .95       $   1.06       $    .88
                                                 --------      --------      --------       --------       --------
Diluted earnings per share (1) ............      $   1.19      $   1.07      $    .94       $   1.03       $    .85
                                                 --------      --------      --------       --------       --------


(1) Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 5% stock dividend in 2000, a 4% stock dividend in 1999, a 4% stock dividend in 1998, a 4% stock dividend in 1997, a 6% stock dividend in 1996, and a 6% stock dividend in 1995.


BALANCE SHEET DATA                          1999             1998              1997              1996                1995
------------------------                  --------         --------          --------          --------            --------
(in thousands)
Total assets                              $522,536         $427,622           $416,598          $355,149           $356,264
Total average assets                       469,193          407,623            342,361           343,360            312,823
Loans, net                                 343,081          292,556            282,711           209,017            198,419
Total deposits                             381,286          290,390            265,363           254,183            268,242
Total long term debt                        30,000           30,365             31,063             4,814              2,984
Total stockholders' equity                  95,835           94,069             89,505            84,581             77,189
Total average stockholders' equity          94,824           91,374             86,572            80,910             74,091
Return on average assets                       2.6%             2.6%               2.7%              3.0%               2.6%
Return on average equity                      12.8%            11.8%              10.8%             12.7%              11.1%
Average equity to average assets              20.3%            22.4%              25.3%             23.6%              23.7%
Cash dividend payout ratio                    64.9%            66.6%              56.7%             19.2%              11.4%

AVERAGE BALANCES

         The following table presents the average daily balances of assets, liabilities and stockholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                              1999                              1998                              1997
                                -------------------------------    -----------------------------      -----------------------------
                                 AVERAGE                YIELD/      AVERAGE              YIELD/       AVERAGE               YIELD/
ASSETS (In thousands)            BALANCE    INTEREST     RATE       BALANCE   INTEREST    RATE        BALANCE   INTEREST     RATE
---------------------            -------    --------     ----       -------   --------    ----        -------   --------     ----
Interest bearing deposits in
banks .......................    $    430    $     16     3.72%    $    505    $     24     4.75%    $  1,230    $     87     7.10%
Federal funds ...............      11,345         558     4.92%      25,210       1,372     5.44%      17,921       1,012     5.64%
Investment securities:
   Held to maturity:
         Taxable ............      78,251       5,726     7.32%      46,946       3,228     6.88%      84,399       5,604     6.64%
         Nontaxable (1) .....         694          82    11.82%       3,098         314    10.14%       1,455         169    11.63%
                                 -----------------------------     -----------------------------     -----------------------------
         Total held
           to maturity ......      78,945       5,808     7.36%      50,044       3,542     7.08%      85,854       5,773     6.72%
    Available for sale
          Taxable ...........      51,617       4,512     8.74%      27,419       2,296     8.37%      12,212         991     8.12%
                                 -----------------------------     -----------------------------     -----------------------------
      Total investment
      securities ............     130,562      10,320     7.90%      77,463       5,838     7.54%      98,066       6,764     6.90%
Loans: (2)
    Commercial & industrial .     139,639      15,374    11.01%     116,823      13,783    11.80%     111,704      12,297    11.01%
    Commercial mortgages ....     170,282      17,131    10.06%     170,690      18,279    10.71%      87,464      11,658    13.33%
    Other loans (1) .........      10,623       1,311    12.34%      12,403       1,451    11.70%      14,200       1,782    12.55%
                                 -----------------------------     -----------------------------     -----------------------------
            Total loans .....     320,544      33,816    10.55%     299,916      33,513    11.17%     213,368      25,737    12.06%
                                 -----------------------------     -----------------------------     -----------------------------
Total interest earning assets    $462,881    $ 44,710     9.66%    $403,094    $ 40,747    10.11%    $330,585    $ 33,600    10.16%
Non interest earning assets
      Cash & due from banks         8,775                             8,717                             6,636
      Other assets                 17,159                            15,843                            17,366
      Allowance for loan loss     (12,186)                          (10,313)                           (8,764)
      Def income/unearned disc     (7,436)                           (9,718)                           (3,462)
                                 --------                          --------                          --------
Total non interest
          Earning assets            6,312                             4,529                            11,776
                                 --------                          --------                          --------
Total assets                     $469,193                          $407,623                          $342,361
                                 ========                          ========                          ========

LIABILITIES & STOCKHOLDERS'
  EQUITY
Deposits:
      Savings                    $ 19,932         538     2.70%   $  18,214    $   514      2.82%    $ 16,668    $    454     2.72%
      NOW & Money Market           75,289       2,123     2.82%      79,975      2,174      2.72%      69,077       2,171     3.14%
      CDs & other time deposits   192,545      11,356     5.90%     142,206      8,479      5.96%     121,934       7,185     5.89%
                                 -----------------------------    ------------------------------    ------------------------------
    Total interest bearing
      deposits                   $287,766      14,017     4.87%    $240,395    $11,167      4.65%    $207,679    $  9,810     4.72%
Federal funds                          61           3     4.92%          90          4      4.44%         123           6     5.00%
Long term borrowings               30,869       1,902     6.16%      31,611      1,992      6.30%       3,066         231     7.54%
                                 -----------------------------    ------------------------------    ------------------------------
Total interest bearing
liabilities                      $318,696      15,922     5.00%   $ 272,096    $13,163      4.84%    $210,868    $ 10,047     4.76%
                                 -----------------------------    ------------------------------    ------------------------------
    Non interest bearing
    deposits                       42,829                            29,691                           32,992
    Other liabilities              12,844                            14,462                           11,929
                                 --------                          --------                          --------
Total liabilities                 374,369                           316,249                          255,789
     Stockholders' equity          94,824                            91,374                           86,572
                                 --------                          --------                          --------
Total liabilities and
      Stockholders' equity       $469,193                          $407,623                          $342,361
                                 ========                          ========                          =======
Net interest income                          $ 28,788                          $ 27,584                          $ 23,553
                                             ========                          ========                          ========
Net yield on interest earning                             6.22%                             6.84%                             7.12%
assets                                                ========                          ========                          ========

(1) The indicated income and annual rate are presented in a taxable equivalent basis using the federal tax rate of 34% for all periods.

(2) Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

RATE VOLUME

         The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended, December 31, 1999 and 1998, as compared to respective previous periods, into amounts attributable to both rate and volume variances.


                                                      1999 VS 1998                           1998 VS 1997
                                                     (IN THOUSANDS)                         (IN THOUSANDS)
                                             ------------------------------     --------------------------------
                                               CHANGES DUE TO:                        CHANGES DUE TO:
                                             ---------------------                 ----------------------
INTEREST INCOME                               VOLUME      RATE       TOTAL          VOLUME       RATE       TOTAL
---------------                               ------      ----       -----          ------       ----       -----
Interest bearing deposits in banks .....    $   (12)    $   (12)    $   (24)    $   (40)    $   (23)    $   (63)
Federal funds sold .....................       (277)       (521)       (798)        689        (329)        360
Investment securities:
   Held to maturity:
         Taxable .......................      2,279         220       2,499      (2,569)        193      (2,376)
         Nontaxable ....................       (276)         43        (233)        169         (24)        145
    Available for sale
          Taxable ......................      2,111         105       2,216       1,272          33       1,305
                                            -------------------------------     -------------------------------
      Total investment securities ......      4,114         368       4,482      (1,128)        202        (926)
Loans:
    Commercial & industrial ............      2,558         967       1,591         579         907       1,486
    Commercial mortgages ...............        (44)     (1,104)     (1,148)      9,286      (2,665)      6,621
    Other loans ........................       (217)         77        (140)       (216)       (115)       (331)
                                            -------------------------------     -------------------------------
            Total loans ................      2,297      (1,994)        303       9,649      (1,873)      7,776
                                            -------------------------------     -------------------------------
Total increase (decrease) in interest
income .................................    $ 6,122     $(2,159)    $ 3,963     $ 9,170     $(2,023)    $(7,147)


INTEREST EXPENSE

Deposits:
  Savings ..............................    $    47     $   (23)    $    24     $    43     $    17     $    60
  NOW & Money Market ...................       (130)         79         (51)        318        (315)          3
  CDs & other time deposits ............      2,970         (93)      2,877       1,208         268          28
                                            -------------------------------     -------------------------------
         Total interest bearing deposits      2,887        (212)      2,850       1,569        (212)      1,357
Federal funds purchased ................         (1)       --            (1)         (2)       --            (2)
Mortgage payable and
                long term borrowings ...        (46)        (44)        (89)      1,805         (44)      1,761
                                            -------------------------------     -------------------------------

Total increase (decrease) in interest
expense ................................      2,840         (80)      2,760       3,372        (256)      3,116
                                            -------------------------------     -------------------------------
Total increase (decrease) in
      net interest income ..............    $ 3,282     $(2,079)    $ 1,203     $ 5,798     $(1,767)    $ 4,031
                                            ===============================     ===============================

LOANS
         The following table reflects the composition of the loan portfolio of Royal Bank of Pennsylvania and the percent of gross outstandings represented by each category at the dates indicated.

                                                                  YEAR ENDING DECEMBER 31,
                                                                       (IN THOUSANDS)
                           --------------------------------------------------------------------------------------------------------
Loans                             1999                 1998                 1997                 1996                 1995
-----                      -------------------- -------------------- -------------------- -------------------- --------------------
Comm'l & industrial          $168,329      46%    $127,972      42%     $123,800     41%     $116,616     55%     $124,065     61%
Real estate                   191,312      53%     182,595      57%      176,315     58%       93,925     44%       75,758     37%
Consumer                        2,653       1%       2,033       1%        1,523      1%        2,097      1%        3,352      2%
                             --------     ---     --------     ---      --------    ---      --------    ---      --------    ---
      Total gross loans       362,294     100%     312,600     100%      301,638    100%      212,638    100%      203,175    100%
Unearned income               (2,154)              (1,833)               (1,498)              (1,290)              (1,160)
Disc on loans purchased       (5,322)              (6,291)               (9,243)              (2,331)              (3,596)
                             --------             --------              --------             --------             --------
                              354,818              304,476               290,897              209,017              198,419
Allowance for loan loss      (11,737)             (11,920)               (8,186)              (9,084)              (9,747)
                             --------             --------              --------             --------             --------
    Total loans, net         $343,081             $292,556              $282,711             $199,933             $188,672
                             ========             ========              ========             ========             ========



ANALYSIS OF ALLOWANCE FOR LOAN LOSS

                                                                 YEAR ENDING DECEMBER 31,
                                                                   (IN THOUSANDS)
                                         ---------------------------------------------------------------------
                                             1999          1998           1997           1996          1995
                                         -----------    ----------     ---------      ---------      ---------

Total Loans ...........................    $ 354,818     $ 304,476     $ 290,897      $ 209,017      $ 198,419
                                           =========     =========     =========      =========      =========

Daily average loan balance ............    $ 320,544     $ 299,916     $ 213,368      $ 200,618      $ 185,734
                                           =========     =========     =========      =========      =========

Allowance for loan loss:
   Balance at the beginning of the year    $  11,920     $   8,186     $   9,084      $   9,747      $   8,992
   Charge offs by loan type:
        Commercial ....................        1,062         1,501           762            843            292
        Real  estate ..................           13           135          --              240             21
                                           ---------     ---------     ---------      ---------      ---------
   Total charge offs ..................        1,075         1,636           762          1,083            313
   Recoveries by loan type:
         Commercial ...................          850           540         1,934          1,790            125
         Individual ...................           35          --            --             --             --
         Real estate ..................            7            60            48            118             31
                                           ---------     ---------     ---------      ---------      ---------
    Total recoveries ..................          892           600         1,982          1,908            156
                                           ---------     ---------     ---------      ---------      ---------
    Net loan charge offs ..............          183         1,036        (1,220)          (825)           157
         Purchase of Knoblauch Bank ...         --            --            --             --              912
         Increase (decrease) in
              Provision for loan loss..         --           4,770        (2,118)        (1,488)          --
                                           ---------     ---------     ---------      ---------      ---------
Balance at end of year ................    $  11,737     $  11,920     $   8,186      $   9,084      $   9,747
                                           =========     =========     =========      =========      =========
Net charge offs to average loans ......          .06%          .35%        (0.57%)        (0.41%)         0.08%
                                           =========     =========     =========      =========      =========
Allowance to total loans at year end ..         3.31%         3.91%         4.35%          4.35%          4.91%
                                           =========     =========     =========      =========      =========


         The allowance for loan losses is established through provisions for loan losses based on management's on-going evaluation of the risks inherent in the Company's loan portfolio. Factors considered in the evaluation process include growth of the loan portfolio, risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral, and trends in loan delinquencies and charge-offs.

         The company utilizes an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. All loans approved by the loan committee, executive board committee and the Board of Directors are initially assigned a rating of pass. The loan review officer, Vice President of Special Assets and the loan review committee are expected to recommend changes in loan ratings when facts come to their attention that warrant an upgrade or downgrade in a loan rating. Problem and potential problem assets are assigned the three lowest ratings. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristics that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectable and of such little value that their continuance as assets is not warranted. On a regular basis, the Loan Review Officer and senior management review the status of each loan.

           While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the company to materially increase its allowances for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependant upon future events and, as such, further additions to the level of specific and general loss allowances could become necessary.

LOANS AND LEASE FINANCING RECEIVABLES

         The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

                                                                                              YEAR ENDING
                                                                                              DECEMBER 31,
                                                                                             (IN THOUSANDS)
                                                                         --------------- -- ----------------- ---- ---------------
                                                                              1999                1998                  1997
                                                                         ---------------    -----------------      ---------------
Loans secured by real estate
    Construction and land development                                           $50,210              $35,571              $29,172
    Secured by farmland (including farm residential and other
      improvements)                                                                  --                  - -                   --
    Secured by 1-4 family residential properties:
    Revolving, open-end loans secured by 1-4 family residential
      properties and extended under lines of credit                               8,341                7,648               11,433
        All other loans secured by 1-4 family residential properties:
            Secured by first liens                                               15,458               17,836               23,139
            Secured by junior liens                                               6,010                6,131                8,195
    Secured by multi family (5 or more) residential properties                   19,021               20,386               23,459
    Secured by nonfarm nonresidential properties                                237,247              198,225              177,196
    Commercial and industrial loans to US addresses                              21,090               24,362               25,820
    Loans to individuals for household, family, and other personal
     expenditures                                                                 4,252                1,206                1,478
    Obligations of state and political subdivisions in the US                       411                1,149                1,593
     All other loans                                                                254                   87                  154
     Less: Any unearned income on loans listed above                              7,476                8,125               10,742
                                                                         ---------------    -----------------      ---------------
     Total loans and leases, net of unearned income                            $354,818             $304,476             $290,897
                                                                         ===============    =================      ===============


CREDIT QUALITY

The following table presents the principal amounts of nonaccruing loans and other real estate.

                                                                     YEARS ENDING DECEMBER 31,
                                                                          (IN THOUSANDS)
                                            ----------------------------------------------------------------------------
                                             1999            1998            1997            1996            1995
                                          ------------    ------------    ------------    ------------   -------------
Non-accruing loans (1)(2)                      $1,209          $3,419          $4,317          $4,653          $6,233
Past due loans over 90 days but still
  accruing                                         --              --              --              --             391
                                          ------------    ------------    ------------    ------------   -------------
         Total nonperforming loans              1,209           3,419           4,317           4,653           6,624
Other real estate                                  19             707              --             504             612
                                          ------------    ------------    ------------    ------------   -------------

          Total nonperforming assets           $1,228          $4,126          $4,317          $5,157          $7,236
                                          ============    ============    ============    ============   =============

Nonperforming assets to total assets            0.23%           0.96%           1.04%           1.45%           2.03%
                                          ============    ============    ============    ============   =============
Nonperforming loans to total loans              0.33%           1.09%           1.43%           2.19%           3.34%
                                          ============    ============    ============    ============   =============
Allowance for loan loss
                to nonperforming loans        970.80%         348.64%         189.62%         195.23%         147,15%
                                          ============    ============    ============    ============   =============

(1) Generally a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.

(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $108,832 for 1999, $307,744 for 1998, $388,517 for 1997,
$418,740 for 1996, and $1,889,000 for 1995.

INVESTMENTS SECURITIES

         The contractual maturity distribution and weighted average rate of the investments held to maturity portfolio at December 31, 1999 are presented in the following table. Weighted average rate on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.

                                                              AS OF DECEMBER 31, 1999
                                                                  (IN THOUSANDS)
                    ------------------------------------------------------------------------------------------------------------
                                             AFTER 1 YEAR BUT     AFTER 5 YEARS, BUT
SECURITIES HELD                      WITHIN 1 YEAR     WITHIN 5 YEARS    WITHIN 10 YEARS    AFTER 10 YEARS          TOTAL
TO  MATURITY                       AMOUNT      RATE   AMOUNT     RATE   AMOUNT     RATE    AMOUNT      RATE   AMOUNT      RATE
------------                       ------      ----   ------     ----   ------     ----    ------      ----   ------      ----
US Treasuries
 and agencies                     $ 4,584      6.9%  $   601      5.6%  $   566      7.5%  $   862      7.0%  $ 6,613      6.8%
Other securities                   13,230      6.9%   48,162      7.5%   11,113      8.5%    3,947      6.4%   76,452      7.1%
                                  -------    -----   -------    -----   -------    -----   -------    -----   -------    -----

      Total                       $17,814      6.9%  $48,763      7.5%  $11,679      8.5%  $ 4,809      6.5%  $83,065      7.1%
                                  =======    =====   =======    =====   =======    =====   =======    =====   =======    =====




         The following tables presents the consolidated book values and approximate market value at December 31, 1999, 1998, and 1997, respectively, for each major category of RBPA's investment securities portfolio for held to maturity securities and available for sale securities.

                                                                     AS OF DECEMBER 31,
                                                                       (IN THOUSANDS)

                                              1999                            1998                        1997
                                      ---------------------           ---------------------       ---------------------
                                      AMORTIZED      MARKET           AMORTIZED      MARKET       AMORTIZED      MARKET
SECURITIES HELD TO MATURITY              COST        VALUE               COST        VALUE           COST         VALUE
---------------------------              ----        -----               ----        -----           ----         -----
State & political subdivisions           $  --       $  --              $3,098      $3,128          $3,098       $3,152
US Treasuries & agencies                 6,614       6,623               4,532       4,660          12,908       13,096
Other securities                        76,451      74,871              54,264      54,372          48,365       48,737
                                       -------     -------             -------     -------         -------      -------

             Total                     $83,065     $81,494             $61,894     $62,160         $64,371      $64,985
                                       =======     =======             =======     =======         =======      =======


                                                                     AS OF DECEMBER 31,
                                                                       (IN THOUSANDS)

                                              1999                            1998                           1997
                                     ---------------------           ---------------------          ---------------------
                                     AMORTIZED      MARKET           AMORTIZED      MARKET          AMORTIZED      MARKET
SECURITIES AVAILABLE FOR SALE          COST         VALUE               COST        VALUE              COST         VALUE
-----------------------------          ----         -----               ----        -----              ----         -----
Federal Home Loan Bank stock            $3,170      $3,170              $3,170      $3,170             $3,174       $3,174
Preferred and common stock               3,727       3,537               2,867       2,919              2,944        2,977
Other securities                        55,652      52,778              29,031      30,863             13,964       14,897
                                       -------     -------             -------     -------            -------      -------

             Total                     $62,549     $59,485             $35,068     $36,952            $20,082      $21,048
                                       =======     =======             =======     =======            =======      =======

DEPOSITS

         The average balance of deposits by major classifications for each of the last three years is presented in the following table.

                                                                  AS OF DECEMBER 31,
                                                                    (IN THOUSANDS)

                                           1999                         1998                          1997
                                     --------------------        ----------------------       ----------------------
                                     AVERAGE                       AVERAGE                       AVERAGE
                                     BALANCE        RATE           BALANCE       RATE            BALANCE       RATE
Demand deposits:
     Non interest bearing            $42,829         --            $29,691         --            $32,992        --
     Interest bearing (NOW)           31,480        2.22%           27,138        2.25%           24,539       2.50%
Money market deposits                 43,809        3.25%           52,837        3.30%           44,538       3.50%
Savings deposits                      19,932        2.70%           18,214        2.82%           16,668       2.72%
Certificate of deposit               192,545        5.90%          142,206        5.96%          121,934       5.89%
                                     -------        ----           -------        ----           -------       ----
         Total deposits             $330,595                      $270,086                      $240,671
                                     =======                       =======                       =======




The remaining maturity of Certificates of Deposit of $100,000 or greater.

                                                       AT DECEMBER 31,
                                                       (IN THOUSANDS)

MATURITY                                           1999                   1998
                                                   ----                   ----
Three months or less                              $11,623                 $4,607
Over three months through twelve months            10,360                  7,465
Over twelve months through five years              85,311                 20,909
Over five years                                    18,823                 15,773
                                                  -------                 ------

                   Total                         $126,117                $48,754
                                                 ========                =======


SHORT AND LONG TERM BORROWINGS

                                                                                      YEAR ENDING DECEMBER 31,
                                                                                           (IN THOUSANDS)

                                                              1999            1998            1997            1996             1995
                                                             -------         -------         -------         -------         -------
Short term borrowings (1)                                    $  --           $  --           $15,000         $  --           $  --
Long term borrowings:
  Mortgage payable (2)                                           480             527             571             613             652
  FHLB advances (3)                                           30,000          30,365          31,063           4,201           2,332
                                                             -------         -------         -------         -------         -------

         Total long term borrowings                          $30,480         $30,892         $46,634         $ 4,814         $ 2,984
                                                             =======         =======         =======         =======         =======


(1) In 1997, short-term borrowings consisted of federal funds purchased which matured within one to four days from the transaction date.

(2) The mortgage payable is payable to a bank at 65% of prime rate (5.525% at December 31, 1999) and is guaranteed by an industrial development authority.

(3) Advances from the Federal Home Loan Bank of Pittsburgh consist of one advance with an interest rates of 6.24%, and matures on December 23, 2002.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of RBPA (see Item 8) and related notes included herein.


FINANCIAL CONDITION

         Total assets increased $94.9 million, or 22%, to $522.5 million at December 31, 1999 from $427.6 million at year end 1998, primarily due to growth experienced in loans and investment securities during 1999 of $50.3 million and $43.7 million, respectively, partially offset by a $1.5 million decrease in cash and cash equivalents.

         Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, and cash in interest bearing and non interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents decreased $1.5 million, or 8%, to $17.7 million at December 31, 1999, primarily due to growth in loans and investment securities during 1999. The average balance of cash and cash equivalents was $20.5 million for 1999 versus $34.4 million for 1998 which indicates that cash and cash equivalents were more efficiently deployed in higher earning assets during 1999.

         Investment Securities Held to Maturity. Held to maturity investment securities ("HTM") represents approximately 17% of average earning assets during 1999 and are comprised of primarily corporate debt securities of investment grade quality, at the time of purchase. During 1999, HTM securities increased $21.2 million from $61.9 million at December 31, 1998 to $83.1 million at December 31, 1999.

         Investment Securities Available for Sale. Available for sale securities ("AFS") represent 11% of average earning assets during 1999 and are primarily comprised of capital trust security issues of regional banks and foreign corporate bonds. At December 31, 1999, AFS investment securities were $59.5 million while they were $37 million at December 31, 1998, an increase of $22.5 million.

         Loans. RBPA's primary earning assets are loans, representing approximately 69% of average earning assets during 1999. The loan portfolio has historically been comprised primarily of business demand loans and commercial mortgages in roughly equal amounts, and to a significantly lesser extent, consumer loans comprised of one to four family residential and home equity loans. This composition of loans did not change during 1999. During 1999, total loans increased 16% from $304.5 million at December 31, 1998 to $354.8 million at December 31, 1999 primarily due to internally generated loan growth and loan purchases.

         Deposits. RBPA's primary source of funding, deposits, increased $90.9 million, or 31%, from $290.4 million at December 31, 1998 to $381.3 million at December 31, 1999. This increase in deposits is primarily due to an increase of $86.1 million in certificates of deposits, or 56% from December 31, 1998. This increase in certificate of deposits is primarily due to the increase in brokered deposits during 1999. At December 31, 1999 brokered deposits were $107.7 million as compared to $12.1 million at December 31, 1998. Other deposit categories comprised of NOW and money market, and savings deposits increased .4% during 1999 over their levels at December 31, 1998.

         Borrowings. Borrowings are comprised of long term borrowings (advances, mortgage) and short term borrowings (overnight borrowings). Long term borrowings decreased $.4 million to $30.5 million at December 31, 1999 primarily due to a scheduled maturity of a Federal Home Loan Bank ("FHLB") advance in December, 1999, and scheduled amortization of the mortgage payable. The average balance of long term borrowings and mortgages during 1999 was $30.9 million versus $31.6 million for 1998.

         Stockholders' Equity. Stockholders' equity increased $1.8 million or 2% in 1999 to $95.8 million primarily due to net income of $12.1 million partially offset by $7.8 million in cash dividends paid in 1999. Additionally, stockholders equity was effected by the decline in market value of AFS investment securities during 1999, which resulted in a downward adjustment of $3.3 million.


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

         Net Income. Net income in 1999 was $12.1 million as compared to $10.8 million in 1998 and, $9.4 million in 1997. Basic earnings per share were $1.21, $1.09 and $0.95 for 1999, 1998, and 1997, respectively. The $1.3 million increase in net income for 1999 represents a 12% increase over the 1998 and is primarily attributable to the increase in interest income relating to the investment security portfolio. The increase in net income of $1.4 million or 15% in 1998 over 1997 is primarily due to an increase in net interest income, primarily attributable to the growth in average loans and the acquisition of higher yielding investment securities during 1998.

         Net Interest Income. Net interest income is affected by market and economic conditions, which influence rates on loan and deposit growth. Net interest income was $28.8 million in 1999, compared to $27.5 million in 1998, and $23.3 million in 1997. This increase in net interest income is primarily due to the increase in interest income relating to the increase in loans and investment securities during 1999, while the yield on interest earning assets decreased 45 basis points to 9.66% from 10.11% for 1998. In 1998, yields on interest earning assets decreased slightly to 10.11% from 10.16% in 1997, a difference of 5 basis points. In 1999, average interest earning assets increased $59.8 million to $462.9 million from the 1998 level. This increase in average interest earning assets in 1999 is due to growth in average investment securities and loans of $53.1 million and $20.6 million, respectively. In 1998 average interest earning assets increased to $403.1 million from $330.6 million in 1997, primarily due to the purchase of a $75 million loan portfolio in December 1997. In 1999 rates on interest bearing liabilities increased to 5.00% from 4.84% level in 1998 as overall rates increased during the year. Average interest bearing liabilities increased to $318.7 million in 1999 from $272.1 million in 1998. This increase in the rates is primarily due to the increase in higher costing brokered deposits in 1999. In 1998, rates on interest bearing liabilities increased to 4.84% versus 4.76% in 1997. Rates on interest bearing deposits increased primarily due to higher costing certificates of deposits in 1998. Additionally, other borrowings also contributed to this increase due to the addition of a $30 million FHLB advance in December 1997 at an annual rate of 6.24% for a term of five years.

LOANS AND MORTGAGES

                                                    1999                      1998                       1997
                                                    ----                      ----                       ----
Average loan outstandings                      $320,544,000               $299,916,000              $213,368,000
Interest and fees on loans                     $ 33,816,000               $ 33,513,000              $ 25,737,000
      Average Yield                                   10.55%                    11.17%                     12.06%

         RBPA continues to originate primarily five year fixed rate loans, while a portion of the loan portfolio continues to be comprised of variable rate loans which helps to a degree to maintain its interest spread when rates change. At December 31, 1999 variable rate loans represented approximately 44% of loans.

         In 1999, the average balance of loans increased $20.6 million to $320.5 million primarily due to purchases and internally generated loan growth. However, the average yield on loans decreased 62 basis points in 1999 primarily due to new loans generally repricing downwards as the Bank's average prime rate for 1999 declined 21 basis points to 7.98% from the 8.19% average prime rate for 1998.

         In 1998, RBPA's average prime rate decreased to 8.19% in 1998 from 8.43% in 1997, which contributed to the 89 basis point decline in the yield on loans from a yield of 12.06% in 1997 to a yield of 11.17% for 1998. The average balance of loans increased $86.5 million to $299.9 million in 1998 primarily due to the purchase of the FDIC loan portfolio in December 1997 in addition to internally generated loan growth during 1998.


INVESTMENTS SECURITIES HELD TO MATURITY

                                                       1999                1998                      1997
                                                       ----                ----                      ----
Average HTM investment securities                   $78,945,000         $50,044,000              $85,854,000
         Interest income                            $ 5,808,000         $ 3,542,000              $ 5,773,000
          Average yield                                    7.36%               7.08%                    6.72%

         HTM investment securities are comprised primarily of taxable corporate debt issues and to a lesser extent, US Treasuries and agencies, and non-taxable state and municipal investment securities. The corporate debt issues are investment grade at the time of purchase, with maturities in the three to six year range. It is RBPA's expressed intention to hold these securities to maturity, as has been the established investment policy.

         In 1999, the yield on HTM investment securities increased 28 basis points to 7.36% from 7.08% for 1998. This increase is primarily due to the purchase of higher yielding corporate debt securities primarily during the first six months of 1999.

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

INVESTMENTS SECURITIES AVAILABLE FOR SALE

                                          1999               1998              1997
                                          ----               ----              ----
Average AFS investment securities      $51,617,000       $27,419,000       $12,212,000
   Interest and dividend income        $ 4,512,000       $ 2,296,000       $   991,000
          Average yield                       8.74%             8.37%             8.12%

         AFS investment securities are comprised primarily of non-rated capital trust security issues of regional banks, rated foreign corporate debt securities, and to a lesser extent preferred and common stock.

         In 1999, the average balance of AFS investment securities increased $24.2 million to $51.6 from the $27.4 million level in 1998, representing 11% of average earning assets. This increase is due to the purchase of additional capital trust investment securities, in addition to foreign corporate debt, which lifted the overall yield of AFS investment securities 37 basis point to 8.74% for 1999.

         In 1998, the average balance increased $15.2 million to $27.4 million, primarily due to the purchase of capital trust securities. In 1997 the average balance increased $8.5 million to $12.2 million, primarily due to the purchase of capital trust securities, and an increase in the FHLB stock position.


INTEREST EXPENSE ON NOW AND MONEY MARKET DEPOSITS

                                            1999              1998              1997
                                            ----              ----              ----
Average NOW & Money Market deposits      $75,289,000       $79,975,000       $69,077,000
          Interest expense               $ 2,123,000       $ 2,174,000       $ 2,171,000
       Average cost of funds                    2.82%             2.72%             3.14%

         In 1999 the average cost of funds on NOW and money market deposits increased 10 basis points to 2.82% from 2.72, as 1999 saw overall rates increase. In 1998 the average cost of funds on NOW and money market deposits decreased 42 basis points to 2.72% as interest rates decreased slightly in 1998 while the average balance increased $10.9 million.


    INTEREST EXPENSE ON TIME DEPOSITS

                              1999              1998              1997
                              ----              ----              ----
Average time deposits      $192,545,000       $142,206,000       $121,934,000
   Interest expense        $ 11,356,286       $  8,479,000       $  7,185,000
Average cost of funds              5.90%              5.96%              5.89%

         In 1999, the average balance of time deposits increased $50.3 million to $192.6 million. This growth in time deposits was due to the increase in the use of higher costing brokered deposits in 1999 as compared to 1998. At December 31, 1999 brokered deposits was $107.7 million as compared to $12.1 million at December 31, 1998, an increase of $95.5 million. In 1998, the average balance and the cost of funds of time deposits increased $20.3 million and 7 basis points, respectively, to $142.2 million and a rate of 5.96% primarily due to addition of brokered deposits during the year.

          Although rates in general started to move upward in 1999, the reaction of deposits to rate changes (both increases and decreases) is slower than the change in the prime rate because these time deposits must mature before a rate adjustment would become effective. In 1999, 33% of time deposits were comprised of certificates of deposits accounts with balances of $100,000 or more, while in 1998, 17% of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more. These types of deposit have traditionally been considered more rate volatile than other types of deposits, however at Royal Bank the penalty for early redemption somewhat mitigates this volatility.


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

         In 1999, no provision for loan losses was recorded as compared to $4.8 million in 1998 due to senior management deeming the level of loan loss reserve to be adequate. Net charge-offs in 1999 were $.2 million as compared to $1 million for 1998, a decrease of $.8 million.

         During 1998, RBPA recorded a provision for loan loss of $4.8 million, as compared to a $2.1 million (credit) was recorded in 1997, an increase of $6.9 million. This increase can be attributed to the increase in loan growth during 1998, a $.9 million increase in charge-offs in 1998, and a negative provision (credit) recorded in 1997, primarily due to recoveries exceeding charge-offs. Net charge-offs were $1 million in 1998, an increase of $2.2 million from 1997 primarily due to recoveries exceeding charge-offs in 1997 by $1.2 million.

         The allowance for possible loan loss at December 31, 1999 was $11.7 million, or 3.3% of net loans as compared to $11.9 million at December 31, 1998 or 3.9% of net loans, and $8.2 million at December 31, 1997, or 2.8% of net loans.


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

         In 1999, non-interest income decreased $1.5 million to $2 million as compared to $3.6 million for 1998. This decrease is primarily due to a one-time $2.3 million income recorded in 1998, partially offset by receipt of $.5 million income received in 1999 relating to the refund of Pennsylvania Shares tax from the State of Pennsylvania. Additionally, gains on the sale of other real estate was $.3 million as compared to $-0- for 1998.

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

         In 1999, non-interest expense increased $2.3 million to $13.1 million from $10.9 million in 1998. This increase is primarily due to a $2.3 million credit adjustment recorded in 1998, which is primarily attributable to the accrual for the Stock Option and Appreciation Right Plan. Occupancy expense decreased $.1 million in 1999 to $.6 million, while other operating expense increased $.1 million, or 2% from $5.1 million in 1998 to $5.2 million in 1999.

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

           RBPA has a Stock Option and Appreciation Right Plan, which provides employees compensation in the form of options to purchase shares of the Company's common stock. The reserve for future stock option expense is reflective of the RBPA's stock price at December 31, of every year. Stock price volatility can contribute to the volatility in the expense associated with the Stock Option and Appreciation Right Plan. In 1998 RBPA's stock price decreased to $16.00 at December 31 1998 from $23.50 at December 31, 1997. Accordingly, RBPA recorded the difference between the current market values and the values at the grant date of $1.4 million (credit) during 1998. The expense accrual for 1997 was $3.8 million relating to these stock appreciation rights as employee benefits expense toward the difference between current market values and the values at the grant date.


ACCOUNTING FOR INCOME TAXES

         The provision for federal income taxes was $5.6 million in 1999 as compared to $4.6 million for 1998 and $4.1 million for 1997 representing an effective tax rate of 31.5%, 30%, and 30.3%, respectively. The $1 million increase in the tax provision for 1999 and 1998 are primarily due to a higher level of taxable income of $2.3 and $2 million, respectively, primarily related to and increase in interest income on loans and investment securities.


ACCOUNTING FOR DEBT AND EQUITY SECURITIES

         The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories; held to maturity, trading or available for sale. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Bank does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income.

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

         RBPA generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 1999, 1998 and 1997 was 41%, 40%, and 39%, respectively. Management believes that RBPA's liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Funds, Cash Flow and Liquidity Policies and Procedures. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

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


         The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 1999, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 1999, RBPA is in an asset sensitive position of $51.5 million, which indicates assets will reprice somewhat faster than liabilities within one year.

INTEREST RATE SENSITIVITY
(IN  MILLIONS)

                                                             DAYS
                                                    ----------------------        1 TO 5        OVER 5      NON-RATE
ASSETS (1)                                           0 - 90       91 - 365        YEARS         YEARS       SENSITIVE       TOTAL
                                                    --------      --------       --------      -------      ---------     ----------
Interest-bearing deposits in banks                  $    0.6       $--           $ --           $--           $--           $    0.6
Federal funds sold                                       0.2        --             --            --                              0.2
Investment securities:
       Available for sale                                6.7        --               11.8          41.0        --               59.5
       Held to maturity                                 11.3           6.5           48.8          16.5        --               83.1
                                                    --------       -------       --------       -------       -------       --------
    Total investment securities                         18.0           6.5           60.6          57.5        --              142.6
Loans:(2)
       Fixed rate (3)                                    8.5           7.2          152.4          34.5        --              202.6
       Variable rate                                   138.9           1.9           11.9           6.9        --              159.6
                                                    --------       -------       --------       -------       -------       --------
    Total loans                                        147.4           9.1          164.3          41.4        --              362.2
Other assets(4)                                       --            --             --            --              16.9           16.9
                                                    --------       -------       --------       -------       -------       --------
    Total Assets                                    $  166.2       $  15.6       $  224.9       $  98.9       $  16.9       $  522.5
                                                    ========       =======       ========       =======       =======       ========
LIABILITIES & CAPITAL

Deposits:
       Non interest bearing deposits                $--           $--            $ --           $--          $   45.5      $   45.5
       Interest bearing deposits(5)                     58.0          --             37.2         --           --              95.2
       Certificate of deposits                          28.9          43.4          168.3         --           --             240.6
                                                    --------      --------       --------       ---------    ----------    --------
    Total deposits                                      86.9          43.4          205.5         --             45.5         381.3
Short term borrowings                                   --            --           --             --           --            --
Mortgage and long term borrowings                       --            --             30.5         --           --              30.5
Other liabilities                                       --            --           --             --             14.9          14.9
Capital                                                 --            --           --             --             95.8          95.8
                                                    --------       -------       --------       -------       -------       --------
    Total liabilities & capital                     $   86.9      $   43.4       $  236.0       $--          $  156.2      $  522.5
                                                    ========      ========       ========       =========    ==========    ========

Net  interest rate  GAP                             $   79.3      $  (27.8)     $   (11.1)       $   98.9      ($ 139.3)
                                                    ========      ========       ========       =========    ==========

Cumulative interest rate  GAP                       $   79.3      $   51.5      $    40.4        $  139.3        --
                                                    ========      ========       ========       =========    ========
GAP to total  assets                                     15%           -5%
                                                    ========      ========
GAP to total equity                                      83%           -29%
                                                    ========      ========
Cumulative GAP to total assets                           15%            10%
                                                    ========      ========
Cumulative GAP to total equity                           83%            54%
                                                    ========      ========


(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Reflects principal maturing within the specified periods for fixed and repricing for variable rate loans; includes nonperforming loans.

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at December 31, 1999.

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

CAPITAL ADEQUACY

         The table shown below sets forth RBPA's consolidated capital level and performance ratios.

                                                                           REGULATORY
                                            1999        1998        1997    MINIMUM
                                           ------      ------      ------  ----------
CAPITAL LEVEL
   Leverage ratio                           18.8%       22.1%       25.6%     3%
   Risk based capital ratio:
        Tier 1                              20.4%       24.1%       25.1%     4%
        Tier 2                              21.6%       25.4%       26.4%     8%

CAPITAL PERFORMANCE
    Return on average assets                 2.6%        2.6%        2.7%     --
    Return on average equity                12.8%       11.8%       10.8%     --

         RBPA's sources of capital have been derived from the issuance of stock as well as retained earnings. While RBPA has not had a stock offering since 1986, total stockholder's equity has increased primarily due to steady increases in retained earnings. At December 31, 1999, RBPA had an average capital to average asset ratio of 20.2%. RBPA has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital, which is considered excessive by industry standards.

         In early 1989, each of the federal bank regulatory agencies issued risk-based capital standards, which were phased in December 31, 1992. The new standards place assets in various categories of risk with varying weights assigned, and consider certain off-balance sheet activities, such as letters of credit and loan commitments in the base for purposes of determining capital adequacy. The principal objective of establishing the risk-based capital framework is to achieve greater convergence in the measurement and assessment of capital adequacy due to the divergence of asset mixes maintained from one depository institution to the next. At December 31, 1999, RBPA's ratio using these standards was 20.4%.


YEAR 2000 ISSUES

         RBPA as with the financial industry as a whole, has experienced no significant problems or irregularities with regard to the Y2K issue. The costs associated with Y2K compliance in 1999 was immaterial. In 1999, the Clean Management Committee was formed to ensure that all computer systems, programs and technology remain Y2K compliant. However, while not expected, there can be no assurance that the corporation, its suppliers and customers, or the financial industry, will not experience any problems in the future. If any problems were to occur in the future, RBPA intends to react according to its contingency plan.


MANAGEMENT OPTIONS TO PURCHASE SECURITIES

         On June 27, 1990, the directors of the Bank approved the Royal Bank of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the Plan). The Plan was reapproved by the shareholders in connection with the formation of the holding company. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Registrant's Class A common stock (but not in excess of

15% of outstanding shares). The option price is equal to the fair market value at the date of the grant. At December 31, 1999, 377,247 options have been granted (the fair market per share at the time of the grant was $14.75 in 1999 and $19.952 in 1998) which are exercisable at 20% per year. At December 31, 1998, options covering 263,647 shares were exercisable.

         In 1990, the directors of the Bank approved a non-qualified Outside Directors Stock Option Plan. The Plan was reapproved by the shareholders in connection with the formation of the holding company. Under the terms of the plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually, which is exercisable after one year of service. The options were granted at the fair market value ($14.75 per share in 1999 and $19.952 in 1998) at the date of the grant. Currently, the strike price on the options ranges from $2.312 to $17.574 per share. During 1999, 11,241 options were exercised at strike prices from $2.426 to $12.761 per share. At December 31, 1999, 69,424 options were outstanding and options covering 35,954 shares were exercisable.


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

                         At December 31, 1999 (Dollars in Thousands)

                                         Market Value of          Percent of
                   Changes in Rates      Portfolio Equity            Change
                   ----------------      ----------------         ----------
                  + 300 basis points      $ 88,886                 -20.0%
                  + 200 basis points        96,186                 -13.5%
                  + 100 basis points       103,577                  -6.8%
                      Flat rate            111,169                     0
                  - 100 basis points       126,008                  13.3%
                  - 200 basis points       139,477                  25.5%
                  - 300 basis points       152,348                  37.0%

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

                  DECEMBER 31, 1999 AND 1998

               Report of Independent Certified Public Accountants


Board of Directors
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.






Philadelphia, Pennsylvania
January 26, 2000

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

               ASSETS                                                                  1999                1998
                                                                                       ----                ----
Cash and due from banks                                                           $   17,525,462    $    5,692,654
Federal funds sold                                                                       200,000        13,550,000
                                                                                    ------------      ------------
               Total cash and cash equivalents                                        17,725,462        19,242,654
                                                                                    ------------      ------------
Investment securities held to maturity (market value of $81,493,670
    and $62,159,860 in 1999 and 1998, respectively)                                   83,064,914        61,894,538
Investment securities available for sale - at market value                            59,485,027        36,951,162
Total loans                                                                          354,818,236       304,475,629
    Less allowance for loan losses                                                    11,737,337        11,919,545
                                                                                    ------------      ------------
               Net loans                                                             343,080,899       292,556,084
Premises and equipment, net                                                            5,784,708         5,452,765
Accrued interest and other assets                                                     13,395,037        11,524,581
                                                                                    ------------      ------------
                                                                                    $522,536,047      $427,621,784
                                                                                    ============      ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                        $  45,541,164     $  41,150,730
       Interest bearing (includes certificates of deposit in excess of $100,000 of $126,117,263 and $48,754,354 in 1999
          and 1998, respectively)                                                    335,744,854       249,238,955
                                                                                    ------------      ------------
               Total deposits                                                        381,286,018       290,389,685
    Accrued interest and other liabilities                                            14,935,932        12,271,111
    Long-term borrowings                                                              30,000,000        30,365,000
    Mortgage payable                                                                     479,579           526,720
                                                                                    ------------      ------------
               Total liabilities                                                     426,701,529       333,552,516
                                                                                    ------------      ------------
Stockholders' equity
    Common stock
       Class A, par value $2.00 per share; authorized, 18,000,000 shares; issued, 7,879,349 and 7,429,689 shares in 1999 and
         1998, respectively                                                           15,758,698        14,859,378
       Class B, par value $0.10 per share; authorized, 2,000,000 shares;
        issued, 1,683,113 and 1,630,544 shares in 1999 and 1998, respectively            168,311           163,054
    Capital surplus                                                                   50,865,395        45,392,659
    Retained earnings                                                                 33,329,374        34,556,343
    Accumulated other comprehensive (loss) income                                     (2,022,053)        1,242,919
                                                                                    ------------      ------------
                                                                                      98,099,725        96,214,353
    Treasury stock - at cost, 215,388 Class A shares in 1999
       and 207,516 in 1998                                                            (2,265,207)       (2,145,085)
                                                                                    ------------      ------------
                                                                                      95,834,518        94,069,268
                                                                                    ------------      ------------
                                                                                    $522,536,047      $427,621,784
                                                                                    ============      ============



The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                             Year ended December 31,

                                                                                1999              1998             1997
                                                                                ----              ----             ----
Interest income
    Loans, including fees                                                   $ 33,816,210      $ 33,513,439      $ 25,559,901
    Investment securities held to maturity
        Taxable                                                                5,726,349         3,227,921         5,604,469
        Tax-exempt                                                                53,530           207,931           116,779
    Investment securities available for sale
        Taxable                                                                4,268,333         2,121,921           893,447
        Tax-exempt                                                               243,590           173,199            97,937
    Deposits in banks                                                             15,682            24,251           112,294
    Federal funds sold                                                           558,416         1,371,643           986,552
                                                                            ------------      ------------      ------------
           TOTAL INTEREST INCOME                                              44,682,110        40,640,305        33,371,379
                                                                            ------------      ------------      ------------
Interest expense
    Deposits                                                                  14,016,747        11,167,451         9,810,104
    Mortgage payable and other                                                 1,902,432         1,995,750           231,252
    Federal funds purchased                                                        3,015              --               6,148
                                                                            ------------      ------------      ------------
           TOTAL INTEREST EXPENSE                                             15,922,194        13,163,201        10,047,504
                                                                            ------------      ------------      ------------
           NET INTEREST INCOME                                                28,759,916        27,477,104        23,323,875
Increase (Decrease) in provision for loan losses                                    --           4,769,785        (2,118,281)
                                                                            ------------      ------------      ------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                 28,759,916        22,707,319        25,442,156
                                                                            ------------      ------------      ------------

Other income
    Service charges and fees                                                     856,230           830,932           981,111
    Realized gains on sale of investment securities available for sale              --                --              13,643
    Gain on other real estate                                                    349,351              --           1,204,443
    Gain on sale of loans                                                         44,773             3,831            28,585
    Other income                                                                 787,614         2,739,602           397,194
                                                                            ------------      ------------      ------------
                                                                               2,037,968         3,574,365         2,624,976
                                                                            ------------      ------------      ------------
Other expenses
    Salaries, wages and employee benefits                                      7,264,824         5,028,428         9,545,799
    Occupancy and equipment                                                      637,624           706,320           756,202
    Other operating expenses                                                   5,227,171         5,138,734         4,332,119
                                                                            ------------      ------------      ------------
                                                                              13,129,619        10,873,482        14,634,120
                                                                            ------------      ------------      ------------
           INCOME BEFORE INCOME TAXES                                         17,668,265        15,408,202        13,433,012
Income taxes                                                                   5,563,737         4,624,262         4,074,280
                                                                            ------------      ------------      ------------
           NET INCOME                                                       $ 12,104,528      $ 10,783,940      $  9,358,732
                                                                            ============      ============      ============
Per share data
    Net income - basic                                                      $       1.21      $       1.09      $        .95
                                                                            ============      ============      ============
    Net income - diluted                                                    $       1.19      $       1.07      $        .94
                                                                            ============      ============      ============

The accompanying notes are an integral part of these statements

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                  Years ended December 31, 1999, 1998 and 1997




                                                                    Class A common stock                     Class B common stock
                                                                -----------------------------           ---------------------------
                                                                  Shares            Amount               Shares             Amount
                                                                ---------        ------------           ---------       -----------
Balance, January 1, 1997                                        6,596,625        $ 13,193,250           1,592,091       $   159,209
    Net income for the year ended December 31, 1997                  --                  --                  --                --
    Conversion of Class B common stock to Class A
      common stock                                                 70,344             140,688             (61,091)           (6,109)
    4% stock dividends declared                                   258,176             516,352              61,859             6,186
    Cash in lieu of fractional shares                                --                  --                  --                --
    Purchase of treasury stock                                       --                  --                  --                --
    Stock options exercised                                        90,576             181,152                --                --
    Cash dividends on common stock                                   --                  --                  --                --
    Other comprehensive income, net of
      reclassifications and taxes                                    --                  --                  --                --
                                                                ---------        ------------           ---------       -----------
    Comprehensive income


Balance, December 31, 1997                                      7,015,721        $ 14,031,442           1,592,859       $   159,286
    Net income for the year ended December 31, 1998 -                --                  --                  --                --
    Conversion of Class B common stock to Class A
      common stock                                                 29,562              59,124             (25,910)           (2,591)
    4% stock dividends declared                                   272,313             544,626              63,595             6,359
    Cash in lieu of fractional shares                                --                  --                  --                --
    Stock options exercised                                       112,093             224,186                --                --
    Cash dividends on common stock                                   --                  --                  --                --
    Other comprehensive income, net of
      reclassifications and taxes                                    --                  --                  --                --
                                                                ---------        ------------           ---------       -----------
    Comprehensive income


                                                                                                            Accumulated
                                                                                                               other
                                                                      Capital            Retained           comprehensive
                                                                      surplus            earnings           income (loss)
                                                                  ------------        ------------         ---------------
Balance, January 1, 1997                                          $ 34,827,443        $ 38,427,800         $     (1,158)
    Net income for the year ended December 31, 1997                       --             9,358,732                 --
    Conversion of Class B common stock to Class A
      common stock                                                        --              (134,579)                --
    4% stock dividends declared                                      3,799,706          (4,322,244)                --
    Cash in lieu of fractional shares                                     --                (2,477)                --
    Purchase of treasury stock                                            --                  --                   --
    Stock options exercised                                            170,469                --                   --
    Cash dividends on common stock                                        --            (5,303,873)                --
    Other comprehensive income, net of
      reclassifications and taxes                                         --                  --                639,300
                                                                  ------------        ------------         ---------------
    Comprehensive income


Balance, December 31, 1997                                        $ 38,797,618        $ 38,023,359         $    638,142
    Net income for the year ended December 31, 1998 -                      --           10,783,940                 --
    Conversion of Class B common stock to Class A
      common stock                                                        --               (56,533)                --
    4% stock dividends declared                                      6,466,085          (7,017,070)                --
    Cash in lieu of fractional shares                                     --                (2,023)                --
    Stock options exercised                                            128,956                --                   --
    Cash dividends on common stock                                        --            (7,175,330)                --
    Other comprehensive income, net of
      reclassifications and taxes                                         --                  --                604,777
                                                                  ------------        ------------         ---------------
    Comprehensive income





                                                                        Treasury          Comprehensive
                                                                          stock              income
                                                                    ---------------      ---------------
Balance, January 1, 1997                                            $ (2,025,874)
    Net income for the year ended December 31, 1997                         --           $  9,358,732
    Conversion of Class B common stock to Class A
      common stock                                                          --
    4% stock dividends declared                                             --
    Cash in lieu of fractional shares                                       --
    Purchase of treasury stock                                          (119,211)
    Stock options exercised                                                 --
    Cash dividends on common stock                                          --
    Other comprehensive income, net of
      reclassifications and taxes                                           --                639,300
                                                                    ------------         ------------
    Comprehensive income                                                                 $  9,998,032
                                                                                         ============


Balance, December 31, 1997                                          $ (2,145,085)
    Net income for the year ended December 31, 1998 -                                    $ 10,783,940
    Conversion of Class B common stock to Class A
      common stock                                                          --
    4% stock dividends declared                                             --
    Cash in lieu of fractional shares                                       --
    Stock options exercised                                                 --
    Cash dividends on common stock                                          --
    Other comprehensive income, net of
      reclassifications and taxes                                           --                604,777
                                                                                         ------------
    Comprehensive income                                                                 $ 11,388,717
                                                                                         ============




                                                  (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME - CONTINUED

                  Years ended December 31, 1999, 1998 and 1997




                                                                  Class A common stock                    Class B common  stock
                                                           --------------------------------           -----------------------------
                                                               Shares             Amount               Shares               Amount
                                                           ------------        ------------           ---------        ------------
Balance, December 31, 1998                                    7,429,689        $ 14,859,378           1,630,544        $    163,054
    Net income for the year ended December 31, 1999                --                  --                  --                  --
    Conversion of Class B common stock to Class A
      common stock                                               14,630              29,260             (12,727)             (1,273)
    4% stock dividends declared                                 288,728             577,456              65,296               6,530
    Cash in lieu of fractional shares                              --                  --                  --                  --
    Purchase of treasury stock                                     --                  --                  --                  --
    Stock options exercised                                     146,302             292,604                --                  --
    Cash dividends on common stock                                 --                  --                  --                  --
    Other comprehensive income, net of
      reclassifications and taxes                                  --                  --                  --                  --
                                                           ------------        ------------           ---------        ------------
    Comprehensive income

Balance, December 31, 1999                                    7,879,349        $ 15,758,698           1,683,113        $    168,311
                                                           ============        ============           =========        ============


                                                                                                          Accumulated
                                                                                                             other
                                                                   Capital             Retained           comprehensive
                                                                   surplus             earnings           income (loss)
                                                               ------------        ------------         ---------------
Balance, December 31, 1998                                     $ 45,392,659        $ 34,556,343         $  1,242,919
    Net income for the year ended December 31, 1999                    --            12,104,528                 --
    Conversion of Class B common stock to Class A
      common stock                                                     --               (27,987)                --
    4% stock dividends declared                                   4,867,469          (5,451,455)                --
    Cash in lieu of fractional shares                                  --                (3,212)                --
    Purchase of treasury stock                                         --                  --                   --
    Stock options exercised                                         605,267                --                   --
    Cash dividends on common stock                                     --            (7,848,843)                --
    Other comprehensive income, net of
      reclassifications and taxes                                      --                  --             (3,264,972)
                                                               ------------        ------------         ------------
    Comprehensive income

Balance, December 31, 1999                                     $ 50,865,395        $ 33,329,374         $ (2,022,053)
                                                               ============        ============         ============





                                                                 Treasury         Comprehensive
                                                                   stock              income
                                                              ------------        -------------
Balance, December 31, 1998                                    $ (2,145,085)
    Net income for the year ended December 31, 1999                   --           $ 12,104,528
    Conversion of Class B common stock to Class A
      common stock                                                    --
    4% stock dividends declared                                       --
    Cash in lieu of fractional shares                                 --
    Purchase of treasury stock                                    (120,122)
    Stock options exercised                                           --
    Cash dividends on common stock                                    --
    Other comprehensive income, net of
      reclassifications and taxes                                     --             (3,264,972)
                                                              ------------         ------------
    Comprehensive income                                                           $  8,839,556
                                                                                   ============
Balance, December 31, 1999                                    $ (2,265,207)
                                                              ============


         The accompanying notes are an integral part of this statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                                              1999                   1998                   1997
                                                                         ------------           ------------           ------------
Cash flows from operating activities
    Net income                                                           $ 12,104,528           $ 10,783,940           $  9,358,732
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation and amortization                                         413,864                351,039                323,916
        (Increase)Decrease in provision for loan losses                          --                4,769,785             (2,118,281)
        Accretion of investment securities discount                          (338,760)               (75,116)               (61,462)
        Amortization of investment securities premium                         896,332                294,699                697,987
        Amortization of deferred loan fees                                   (389,588)              (278,215)              (137,591)
        Accretion of discount on loans purchased                           (1,848,658)            (3,005,281)            (1,849,384)
        Provision (benefit) for deferred income taxes                      (1,257,494)                75,361                579,007
        Gain on other real estate                                            (349,351)                  --               (1,204,443)
        Gain on sale of loans                                                 (44,773)                (3,831)               (28,585)
        Realized gains on sale of investment securities
           available for sale                                                    --                     --                  (13,643)
        (Decrease)Increase in accrued interest receivable                      62,692                 99,146               (626,542)
        Decrease in other assets                                             (466,003)             1,915,737              1,648,874
        Increase in accrued interest payable                                  569,898              1,288,379                952,653
        Increase in unearned income on loans                                1,589,739                613,025                345,443
        (Decrease) increase in other liabilities                            2,094,923             (4,113,266)               934,994
                                                                         ------------           ------------           ------------

               Net cash provided by operating activities                   13,037,349             12,715,402              8,801,675
                                                                         ------------           ------------           ------------

Cash flows from investing activities
    Proceeds from calls and maturities of investment
        securities held to maturity                                        13,797,967             43,508,610             58,516,144
    Purchase of investment securities held to maturity                    (35,554,592)           (41,251,689)            (9,310,907)
    Proceeds from sale of investment securities available
        for sale                                                                 --                     --                   18,129
    (Purchase) sales of Federal Home Loan Bank stock                             --                    5,000             (2,150,000)
    Purchase of investment securities available for sale                  (25,770,160)           (15,302,591)           (14,276,725)
    Net increase in loans                                                 (50,724,449)           (12,593,341)           (14,331,580)
    Purchase of loan portfolio                                                                          --              (66,740,249)
    Purchase of premises and equipment                                       (745,807)            (1,014,883)              (404,306)
    Proceeds from sale and payments on other real estate                    1,032,614                   --                1,708,547
                                                                         ------------           ------------           ------------

               Net cash used in investing activities                      (97,964,427)           (26,648,894)           (46,970,947)
                                                                         ------------           ------------           ------------





                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                             Year ended December 31,

                                                                               1999                   1998                  1997
                                                                           -------------         -------------         ------------
Cash flows from financing activities
    Net increase (decrease) in short-term borrowings                       $       --            $(15,000,000)         $ 15,000,000
    Net (decrease) increase in non-interest bearing and
        interest bearing demand deposits and savings accounts                 4,813,360            10,718,876            (6,135,112)
    Net increase (decrease) in certificates of deposit                       86,082,973            14,307,375            17,315,943
    Mortgage payments                                                           (47,141)              (44,165)              (41,722)
    Cash dividends in lieu of fractional shares                                  (3,213)               (2,023)               (2,479)
    Purchase of treasury stock                                                 (120,121)                 --                (119,211)
    Net increase (decrease) in long-term borrowings                            (365,000)             (698,000)           26,862,000
    Issuance of common stock under stock option plans                           897,871               353,141             1,987,986
    Cash dividends                                                           (7,848,843)           (7,175,330)           (5,303,873)
                                                                           ------------          ------------          ------------

               Net cash provided by financing activities                     83,409,886             2,459,874            49,563,532
                                                                           ------------          ------------          ------------

               NET INCREASE (DECREASE) IN
                   CASH AND CASH EQUIVALENTS                                 (1,517,192)          (11,473,618)           11,394,260

Cash and cash equivalents at beginning of year                               19,242,654            30,716,272            19,322,012
                                                                           ------------          ------------          ------------

Cash and cash equivalents at end of year                                   $ 17,725,462          $ 19,242,654          $ 30,716,272
                                                                           ============          ============          ============

Supplemental disclosure of cash flow information
    Cash paid during the year for
        Interest                                                           $ 15,352,296          $ 11,874,822          $  9,094,851
                                                                           ============          ============          ============

        Income taxes                                                       $  4,044,000          $  2,750,000          $  3,750,000
                                                                           ============          ============          ============







The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998




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

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Management has determined the Company operates in one business segment, community banking.

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

                           December 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    3.  Investment Securities

    The Company accounts for investment securities in accordance with SFAS No.
    115. This standard requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income.

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. Subsequent to this statement, SFAS No. 137 was issued which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. The adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's financial position or results of operations.

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

    The Company accounts for loans in accordance with SFAS No. 114, as amended by SFAS No. 118, which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.






                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



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

    6.  Other Real Estate

    Other real estate is recorded at the lower of the customer's loan balance or the adjusted fair market value of the real estate securing the loan. The adjusted fair market value is determined by reducing the fair market value by estimated costs for the disposition of the property. Costs relating to holding the property are expensed when incurred. Other real estate owned of $19,314 and $707,397 at December 31, 1999 and 1998, respectively, is included in accrued interest and other assets on the balance sheets.

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

    9.  Profit-Sharing Plan

    The Company has a contributory 401(k) plan covering substantially all employees. The Company contributed $131,128, $127,788 and $135,650 for 1999, 1998 and 1997, respectively.




                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    10.  Stock Option Plans

    Under two stock option plans, the Company grants stock options to employees, officers and directors.

    The Company adopted SFAS No. 123, which allows an entity to use a fair value-based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, and its related Interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share (EPS), as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

    The Company's stock option plans are accounted for under APB Opinion No. 25. The adoption of SFAS No. 123 had no material effect on the Company's consolidated financial position or results of operations.

    11.  Benefit Plan

    During 1999, the Company implemented a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees. On January 1, 1999, the Company adopted SFAS No. 132, which revises employers' disclosures about pension and other postretirement benefits plans. It eliminated certain current disclosures and requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardizes the requirements for pensions and other postretirement benefit plans, to the extent possible, and illustrates combined formats for the presentation of pension plan and other postretirement benefit plans disclosures.

    12.  Per Share Information

    During 1998, the Company adopted the provisions of SFAS No. 128, which eliminates primary and fully diluted EPS and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.




                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Prior period EPS calculations have been restated to reflect the adoption of SFAS No. 128. Basic and diluted EPS are calculated as follows:


                                                                                                     1999
                                                                           Income               Average shares             Per share
                                                                         (numerator)             (denominator)              amount
Basic EPS
   Income available to common shareholders                               $12,104,528               10,005,806              $   1.21

Effect of dilutive securities
   Stock options                                                                --                    182,674               --
                                                                         -----------              -----------              --------

Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options                                   $12,104,528               10,188,480              $   1.19
                                                                         ===========              ===========              ========


                                                                                                      1998
                                                                             Income               Average shares           Per share
                                                                           (numerator)             (denominator)             amount
Basic EPS
   Income available to common shareholders                                 $10,783,940                9,878,071             $   1.09

Effect of dilutive securities
   Stock options                                                                  --                    197,408               --
                                                                           -----------              -----------              -------

Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options                                     $10,783,940               10,075,479             $   1.07
                                                                           ===========              ===========              =======

                                                                                                        1997
                                                                              Income               Average shares          Per share
                                                                             (numerator)           (denominator)             amount
Basic EPS
   Income available to common shareholders                                    $9,358,732                9,806,750            $   .95

Effect of dilutive securities
   Stock options                                                                    --                    178,217                --
                                                                              ----------               ----------            -------

Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options                                        $9,358,732                9,984,967            $   .94
                                                                              ==========               ==========            =======

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    EPS is calculated on the basis of the weighted average number of shares outstanding of 10,005,806, 9,878,071 and 9,806,750 for the years ended December 31, 1999, 1998 and 1997, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2000, the 4% stock dividend of May 1999, the 4% stock dividend of May 1998, and the 4% stock dividend of May 1997.

    13.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

    14.  Financial Instruments

    The Company follows the provisions of SFAS No. 107, which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits.

    15.  Long-Lived Assets

         The Company follows the provisions of SFAS No. 121, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of.

    16. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         The Company accounts for financial assets in accordance with SFAS No. 125, as amended by SFAS No. 127, in 1998. SFAS No. 125 applies a control-oriented, financial components approach to financial asset transfer transactions whereby the Company: (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred; (2) derecognizes financial assets when control has been surrendered; and (3) derecognizes liabilities once they are extinguished. Under SFAS No. 125, control is considered to have been surrendered only if: (i) the transferred assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership; (ii) the transferee has the right to pledge or exchange the transferred assets or is a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity have the right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitles it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions are not met, the Company accounts for the transfer as a secured borrowing. SFAS No. 125 also requires that the Company derecognize a liability if and when it is extinguished. A liability is considered extinguished under SFAS No. 125 if: (1) the Company pays the creditor and, thus, is relieved of its obligation for the liability; or (2) is legally released from being the primary obligor under the liability, either judicially or by the creditor. The adoption of SFAS No. 125 had no material impact on the Company's consolidated financial position or results of operations.

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     The income tax effects allocated to comprehensive income is as follows:

                                                                                          December 31, 1999
                                                                       ------------------------------------------------------------
                                                                                                                          Net of
                                                                        Before tax                  Tax                     tax
                                                                          amount                  expense                   amount
                                                                       -----------             ------------            ------------
Unrealized losses on securities
    Unrealized holding losses arising
          during period                                                 $(4,950,740)            $(1,685,768)            $(3,264,972)
    Less reclassification adjustment for gains
realized in net income                                                         --                      --                      --
                                                                        -----------             -----------             -----------

Other comprehensive loss, net                                           $(4,950,740)            $(1,685,768)            $(3,264,972)
                                                                        ===========             ===========             ===========

                                                                                               December 31, 1998
                                                                       ------------------------------------------------------------
                                                                                                                          Net of
                                                                        Before tax                  Tax                     tax
                                                                          amount                  expense                   amount
                                                                       -----------             ------------            ------------
Unrealized gains on securities
    Unrealized holding gains arising during period                      $916,330                   $311,553                $604,777
Less reclassification adjustment for gains
realized in net income                                                      --                         --                      --
                                                                        --------                   --------                --------

Other comprehensive income, net                                         $916,330                   $311,553                $604,777
                                                                        ========                   ========                ========







                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                                  December 31, 1997
                                                                   ----------------------------------------------
                                                                                                          Net of
                                                                    Before tax           Tax                tax
                                                                      amount           expense            amount
                                                                   ----------        -----------      ------------
         Unrealized gains on securities
             Unrealized holding gains arising during period        $   982,280       $   333,566       $   648,714
         Less reclassification adjustment for gains
         realized in net income                                        (13,643)           (4,229)           (9,414)
                                                                   -----------      ------------      ------------
         Other comprehensive income, net                           $   968,637       $   329,337       $   639,300
                                                                    ==========        ==========        ==========

    19.  Reclassifications

    Certain reclassifications of prior year amounts have been made to conform to the 1999 presentation.

NOTE B - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investment securities held to maturity and available for sale are summarized as follows:


                                                                                            1999
                                                         ---------------------------------------------------------------------------
                                                                                  Gross               Gross              Estimated
                                                           Amortized            unrealized          unrealized              fair
                                                             cost                 gains                losses               value
                                                          -----------          -----------          -----------          -----------
       Investment securities held to maturity
  Obligations of states and political
    subdivisions                                          $      --            $      --            $      --            $      --
  U.S. treasuries                                                --                   --                   --                   --
  Corporate securities                                     76,451,151              144,767            1,724,979           74,870,939
  U.S. agencies                                             6,613,763               37,714               28,746            6,622,731
                                                          -----------          -----------          -----------          -----------
                                                          $83,064,914          $   182,481          $ 1,753,725          $81,493,670
                                                          ===========          ===========          ===========          ===========
Investment securities available for sale
  Federal Home Loan Bank stock -
      at cost                                             $ 3,169,700          $      --            $      --            $ 3,169,700
  Preferred and common stock                                3,726,673               10,923              200,098            3,537,498
  Other securities                                         55,652,348              444,300            3,318,819           52,777,829
                                                          -----------          -----------          -----------          -----------
                                                          $62,548,721          $   455,223          $ 3,518,917          $59,485,027
                                                          ===========          ===========          ===========          ===========



                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE B - INVESTMENT SECURITIES - Continued


                                                                                          1998
                                                          --------------------------------------------------------------------------
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
                                                          ===========          ===========          ===========          ===========

    The amortized cost and estimated fair value of investment securities at December 31, 1999 and 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                         1999
                                                    --------------------------------------------------------------------------------
                                                            Held to maturity                            Available for sale
                                                                            Estimated                                    Estimated
                                                    Amortized                 fair                 Amortized               fair
                                                       cost                   value                   cost                 value
                                                    -----------            -----------            -----------            -----------
Within 1 year                                       $17,813,636            $17,783,276            $      --              $      --
After 1 but within 5 years                           48,302,439             47,302,106             12,031,975             11,774,195
After 5 but within 10 years                          11,482,381             11,443,482              8,630,955              8,522,014
After 10 years                                        5,006,458              4,964,806             34,989,418             33,481,620
                                                    -----------            -----------            -----------            -----------
                                                     83,064,914             81,483,670             55,652,348             53,777,829
Federal Home Loan Bank stock                               --                     --                3,169,700              3,169,700
Preferred and common stock                                 --                     --                3,726,673              3,537,498
                                                    -----------            -----------            -----------            -----------
                                                    $83,064,914            $81,493,670            $62,548,721            $59,485,027
                                                    ===========            ===========            ===========            ===========



                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE B - INVESTMENT SECURITIES - Continued


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
                                                    ===========            ===========            ===========            ===========

    Proceeds from the sale of investment securities available for sale during 1999, 1998 and 1997 were $-0-, $-0-, and $18,129, respectively, resulting in gross realized gains of $-0-, $-0-, and $13,643 during 1999, 1998 and 1997, respectively.

    As of December 31, 1999 and 1998, investment securities with a book value of $21,295,289 and $13,716,861, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

NOTE C - LOANS

    Major classifications of loans are as follows:

                                                            1999                   1998
 Consumer                                              $   2,653,428         $   2,032,878
 Commercial and industrial                               166,477,867           127,972,082
 Real estate                                             193,162,959           182,595,194
                                                       -------------         -------------
        Total gross loans                                362,294,254           312,600,154
Less
   Unearned income                                        (2,154,106)           (1,833,236)
        Unamortized discount on loans purchased           (5,321,912)           (6,291,289)
                                                       -------------         -------------
        Total loans                                    $ 354,818,236         $ 304,475,629
                                                       =============         =============



                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE C - LOANS - Continued

    Loans on which the accrual of interest has been discontinued or reduced amounted to $1,209,242 and $3,419,378 at December 31, 1999 and 1998,
    respectively. If interest had been accrued, such income would have been $108,832 and $307,744 for the years ended December 31, 1999 and 1998, respectively. Although the Company has non-performing loans of $1,209,242 at December 31, 1999, management believes it has adequate collateral to limit its credit risk.

    The Company granted loans to the officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $13,975,279 and $14,415,902 at December 31, 1999 and 1998,
    respectively. During 1999, $135,750 of new loans were made and repayments totalled $576,373.

    The balance of impaired loans was $42,097 at December 31, 1999. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The income recognized on impaired loans during 1999 was $5,360. Total cash collected on impaired loans during 1999 was $131,930, of which $126,570 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during 1999 was $20,186. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

NOTE D - ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses were as follows:

                                                            1999                 1998                  1997
Balance at beginning of year                            $ 11,919,545         $  8,186,237         $  9,084,153
                                                        ------------         ------------         ------------

   Charge-offs                                            (1,075,122)          (1,635,919)            (761,790)
   Recoveries                                                892,914              599,442            1,982,155
                                                        ------------         ------------         ------------

          Net charge-offs and recoveries                    (182,208)          (1,036,477)           1,220,365

Increase (decrease) in provision for loan losses                --              4,769,785           (2,118,281)
                                                        ------------         ------------         ------------

Balance at end of year                                  $ 11,737,337         $ 11,919,545         $  8,186,237
                                                        ============         ============         ============

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE E - PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:

                                                                    Estimated
                                                                   useful lives           1999             1998

        Land                                                          -             $  1,973,478      $  1,973,478
        Buildings and leasehold improvements                    15 - 31.5 years        4,763,487         4,225,378
        Furniture and fixtures                                   5 - 7    years        2,703,541         2,495,844
                                                                                     -----------       ------------
                                                                                       9,440,506         8,694,700
        Less accumulated depreciation and amortization                                 3,655,798         3,241,935
                                                                                     -----------       -----------
                                                                                    $  5,784,708      $  5,452,765
                                                                                     ===========       ===========

NOTE F - DEPOSITS

    Deposits are summarized as follows:

                                                                                         1999               1998

      Demand                                                                       $   45,541,164    $   41,150,730
      NOW and money market                                                             75,983,512        75,348,561
      Savings                                                                          19,193,298        19,405,323
      Time, $100,000 and over                                                         126,117,263        48,754,354
      Other time                                                                      114,450,781       105,730,717
                                                                                      -----------       -----------
                                                                                     $381,286,018      $290,389,685
                                                                                     ============      ============


    Certificates of deposit of $100,000 or more consist of the following:

                                                                                          1999              1998
      Three months or less                                                          $  11,622,167      $  4,606,561
      Over three months through twelve months                                          10,360,400         7,465,667
      Over twelve months through five years                                            85,311,810        20,908,866
      Over five years                                                                  18,822,886        15,773,260
                                                                                     ------------        ----------
                                                                                     $126,117,263       $48,754,354
                                                                                     ============        ==========





                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE F - DEPOSITS - Continued

    Maturities of certificates of deposit for the next five years and thereafter are as follows:

              2000                             $  70,447,361
              2001                                22,914,069
              2002                                70,037,078
              2003                                21,046,240
              2004                                24,336,353
              Thereafter                          31,786,943
                                                ------------
                                                $240,568,044
                                                ============


NOTE G - MORTGAGE PAYABLE

    The mortgage payable is payable to a bank at 65% of the prime rate (5.525% at December 31, 1999) and is guaranteed by an industrial development authority. A substantial portion of the land and building is pledged as security under this mortgage.

    Required principal payments for the next five years and thereafter are as follows:

      Year ending December 31,

              2000                              $      48,986
              2001                                     51,776
              2002                                     54,725
              2003                                     57,853
              2004                                     61,137
              Thereafter                              205,102
                                                  -----------
                                                 $    479,579
                                                  ===========

NOTE H - LONG-TERM BORROWINGS

    Long-term borrowings consist of advances from the Federal Home Loan Bank at December 31, 1999 and are as follows:

          Due date             Interest rate                Balance
      December 23, 2002            6.24                  $ 30,000,000
                                                         ============

        The advances are collateralized by Federal Home Loan Bank stock, investment securities and certain of the Company's first mortgage loans.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE I - LEASE COMMITMENTS

    The Company leases various premises under non-cancellable agreements, which expire through 2004 and require minimum annual rentals. The minimum rental commitments under the leases are as follows:

      Year ending December 31,

              2000                        $    319,412
              2001                             316,935
              2002                             318,435
              2003                             270,709
              2004                             170,726
                                           -----------
                                           $ 1,396,217
                                           ===========


    Rental expense for all leases was approximately $304,000, $335,000 and $343,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE J - COMMON STOCK

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

NOTE K - OTHER OPERATING EXPENSES

    The following items which are greater than 1% of the aggregate of "Total Interest Income" and "Total Other Income" are included in "Other Expenses" for the respective years indicated:

                                                                         1999              1998              1997
      Advertising                                                 $    356,394      $    214,813     $     396,831
      Pennsylvania bank shares tax                                     743,930           726,161           720,630
      Professional fees                                                501,977           544,109           330,959
      Loss on investment partnership                                   622,571         1,080,415         1,019,375
      Travel                                                           513,267           385,489           382,162

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998



NOTE L - INCOME TAXES

    The components of the income tax expense (benefit) included in the consolidated statements of income are as follows:

                                                                        1999              1998              1997
      Income tax expense (benefit)
         Current                                                   $ 5,127,198       $ 4,055,012       $ 3,757,471
         Deferred federal tax                                          177,400           310,111            57,670
      Benefit applied to reduce goodwill                               259,139           259,139           259,139
                                                                   -----------       -----------       -----------
                                                                   $ 5,563,737       $ 4,624,262       $ 4,074,280
                                                                    ==========        ==========        ==========

    The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 1999, 1998 and 1997 is as follows:

                                                                        1999              1998              1997
      Computed tax expense at statutory rate                       $ 6,183,893       $ 5,392,871       $ 4,701,554
      Tax-exempt income                                                (98,256)         (258,100)         (178,469)
      Low-income housing tax credit                                   (544,939)         (544,939)         (309,580)
      Other, net                                                       123,039          (134,430)          (39,225)
      Effect of 34% rate bracket                                      (100,000)         (100,000)         (100,000)
                                                                   -----------       -----------       -----------
      Applicable income tax expense                                $ 5,563,737       $ 4,624,262       $ 4,074,280
                                                                    ==========        ==========        ==========

    Deferred tax assets and liabilities consist of the following:

                                                                                          1999               1998
       Deferred tax assets
       Allowance for doubtful accounts                                               $ 1,263,028        $ 1,263,028
       Accrued pension expenses                                                          158,186                -
       Accrued stock-based compensation                                                  658,493            992,959
       Asset valuation reserves                                                          472,013            472,013
       Goodwill                                                                          127,346            127,346
       Unrealized loss on securities                                                   1,041,656                -
       Net operating loss carryovers from Knoblauch State Bank                         7,790,916          7,961,948
                                                                                      ----------        -----------
                                                                                      11,511,638         10,817,294
       Less valuation allowance                                                       (7,790,916)        (7,961,948)
                                                                                      ----------         ----------
                                                                                       3,720,722          2,855,346
                                                                                      ----------        -----------
       Deferred tax liabilities
       Unrealized gain on securities                                                         -              640,292
       Depreciation                                                                      111,810             93,533
       Accretion of discount                                                             118,392            135,547
                                                                                     -----------        -----------
                                                                                         230,202            869,372
                                                                                     -----------        -----------
              Net deferred tax asset                                                 $ 3,490,520        $ 1,985,974
                                                                                      ==========         ==========

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE L - INCOME TAXES - Continued

    The Company has approximately $23,000,000 of net operating loss carryovers from the acquisition of Knoblauch State Bank (KSB). These losses will fully expire in 2019. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code. As a result, a valuation allowance has been established to eliminate the deferred tax asset attributable to these net operating losses.

    During 1999, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of KSB. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year.

NOTE M - STOCK OPTION PLANS

    At December 31, 1999, the Company had two stock-based compensation plans which are described below. The Company accounts for these plans under APB Opinion No. 25.

    1.  Outside Directors' Stock Option Plan

    The Company adopted a non-qualified outside Directors' Stock Option Plan in 1990 (the Director's Plan). Under the terms of the Director's Plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually which are exercisable after one year of service. The options were granted at the fair market value ($14.75 in 1999, $19.952 in 1998 and $13.75 in 1997) at the date of the grant. Currently, the strike price on the options ranges from $2.312 to $17.574 per share. During 1999, 11,241 options were exercised at strike prices from $2.426 to $12.761 per share. At December 31, 1999, 69,424 options are outstanding, and options covering 35,954 shares were exercisable.

    2.  Stock Option and Appreciation Right Plan

    The Company adopted a Stock Option and Appreciation Right Plan (the Plan) on June 27, 1990. The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Company's Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is issued, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. As of December 31, 1999, options covering 263,647 shares were exercisable by 66 employees.






                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE M - STOCK OPTION PLANS - Continued

    Stock option transactions consist of the following:

                                                1999                            1998                              1997
                                       ---------------------------     ---------------------------     ---------------------------
                                                         Weighted                        Weighted                        Weighted
                                                          average                         average                         average
                                                          exercise                       exercise                        exercise
                                        Shares              price       Shares             price        Shares             price
                                       -------         -----------     -------         -----------     -------         -----------
Outstanding at beginning
   of year                             464,583         $     8.133     519,277         $     6.561     540,885         $     5.917
Granted                                 89,627              13.518      61,641              14.861      63,487              11.080
Exercised                             (135,027)              5.943    (110,723)              3.100     (83,293)              4.091
Cancelled                              (41,936)             12.624      (5,612)             13.140      (1,802)             10.752
                                       -------         -----------     -------         -----------     -------         -----------

Outstanding at end of year             377,247         $     6.798     464,583         $     8.133     519,277         $     6.561
                                       =======         ===========     =======         ===========     =======         ===========

Option price per share
   exercised                         $2.593  -  $12.724            $2.59 - $13.000         $2.695 - $9.633

Outstanding at end
   of year                           $2.373  -  $17.584            $2.59 - $19.183         $2.695 - $13.225

    Had compensation cost for both plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                    1999              1998             1997
                                     (in thousands, except per share amounts)
Net income
   As reported                  $   12,105        $   10,784       $    9,359
   Pro forma                        12,035            10,737            9,337

EPS
   As reported - basic          $     1.21        $     1.09       $      .95
   As reported - diluted              1.19              1.07              .94
   Pro forma - basic                  1.20              1.09              .95
   Pro forma - diluted                1.18              1.07              .94

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 5.33%, 5.25% and 3.40% for 1999, 1998 and 1997, respectively; expected volatility of 36.3%; and risk-free interest rate of 6.4% in 1999, 4.57% in 1998 and 5.71% in 1997. Expected lives are 10 years for 1999, 1998 and 1997.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE N - PENSION PLAN

    Based upon actuarial computations, net periodic pension plan costs include the following components:

Benefit obligation at December 31, 1999                     $ 2,209,962
Fair value of plan assets at January 1, 1999                       --
                                                            -----------
Funded status                                                (2,209,962)
Accrued benefit cost recognized in the statement
   of financial position                                        451,961

Weighted average assumptions as of December 31, 1999
   Discount rate                                                      7%
   Expected return on plan assets                                   N/A
   Rate of compensation                                               4%
Benefit cost                                                $   451,961
Employer contribution                                           451,961
Benefits paid                                                      --

NOTE O - CONCENTRATIONS OF CREDIT RISK

    The Company primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. Approximately 31% of loans are outside the normal lending area. The Company has concentrations of credit risk in real estate development loans (14%) at December 31, 1999. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.

    Approximately 54% of the Company's investment portfolio consist of corporate securities.

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


                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

    Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The contract amounts as of December 31, 1999 are as follows:

        Financial instruments whose contract amounts represent credit risk
           Commitments to extend credit                                                                $74,977,703
           Standby letters of credit and financial guarantees written                                    3,111,203

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

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 2000. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is 80%.

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



                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE Q - REGULATORY MATTERS - Continued

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

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1999, management believes that the Bank meets all capital adequacy requirements to which it is subject.

    As of March 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Bank's actual capital amounts and ratios are also presented in the table.



                                                                        1999
                                    ------------------------------------------------------------------------------------
                                                                                                       To be well
                                                                      Required                       capitalized under
                                                                     for capital                     prompt corrective
                                             Actual               adequacy purposes                   action provisions
                                    ---------------------       ----------------------             ---------------------
                                    Amount          Ratio       Amount           Ratio             Amount          Ratio
                                    ------          ------      ------           -----             ------          -----
 Total capital
 (to risk-weighted assets)
    Company (consolidated)       $102,678,179        21.64%  $37,960,671         >8.00%                  N/A
                                                                                 -
    Bank                           71,914,673        15.35    37,484,002         >8.00           $46,855,003       >10.00%
                                                                                 -                                 -

 Tier I capital
 (to risk-weighted assets)
    Company (consolidated)         96,675,145        20.37    18,980,336        > 4.00                   N/A
                                                                                -
    Bank                           65,985,199        21.44    18,742,001        > 4.00            28,113,002        >6.00
                                                                                -                                   -

 Tier I capital
 (to average assets, leverage)
    Company (consolidated)         96,675,145        18.75    15,467,565        > 3.00                   N/A
                                                                                -
    Bank                           65,985,199        13.00    15,223,609        > 3.00            25,372,682        >5.00
                                                                                -                                   -

                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE Q - REGULATORY MATTERS - Continued


                                                                                  1998
                                       -------------------------------------------------------------------------------------------
                                                                                                                   To be well
                                                                                 Required                      capitalized under
                                                                               for capital                     prompt corrective
                                                    Actual                  adequacy purposes                  action provisions
                                        ---------------------------       ----------------------          ------------------------
                                        Amount                Ratio       Amount           Ratio          Amount             Ratio
                                        ------               ------       ------           -----          ------             -----
Total capital
(to risk-weighted assets)
   Company (consolidated)              $96,153,986           25.36%     $30,328,567        > 8.00               N/A
                                                                                           -
   Bank                                 66,995,778           17.90       29,936,382        > 8.00         $37,420,477        >10.00%
                                                                                           -                                 -

Tier I capital
(to risk-weighted assets)
   Company (consolidated)               91,326,497           24.09       15,164,283        > 4.00                            N/A
                                                                                           -
   Bank                                 62,228,811           16.63       14,968,191        > 4.00         $22,452,286        > 6.00
                                                                                           -                                 -
Tier I capital
(to average assets, leverage)
   Company (consolidated)               91,326,497           22.11       12,391,306        > 3.00                            N/A
                                                                                           -
   Bank                                 62,228,811           15.30       12,203,346        > 3.00         $20,338,910        > 5.00
                                                                                           -                                 -

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

    Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 1999 and 1998 were as follows:

    Fair values of loans and deposits with floating interest rates are generally presumed to approximate the recorded carrying amounts.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows:

                                                                 1999                             1998
                                                    ----------------------------       --------------------------
                                                      Estimated                        Estimated
                                                        fair           Carrying           fair          Carrying
                                                        value           amount            value          amount
                                                    -----------       -----------      -----------     -----------
        Cash and cash equivalents                   $17,725,462       $17,725,462      $19,142,624     $19,142,624
        Investment securities held to maturity       81,493,670        83,064,914       62,159,860      61,894,538
        Investment securities available for sale     59,485,027        59,485,027       36,951,162      36,951,162

    Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows:

                                                                1999                              1998
                                                    ----------------------------       --------------------------
                                                      Estimated                        Estimated
                                                        fair           Carrying           fair          Carrying
                                                        value           amount            value          amount
                                                   ------------      ------------     ------------    ------------

        Deposits with stated maturities            $240,188,294      $240,568,044     $155,837,473    $154,485,071
        Mortgage payable                                479,579           479,579          526,720         526,720
        Long-term borrowings with stated
          maturities                                 32,787,036        30,000,000       35,394,276      30,365,000

    Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totalling $140,717,974 and $135,904,614 at December 31, 1999 and 1998,
    respectively.

    Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows:

                                                               1999                               1998
                                                    ----------------------------       --------------------------
                                                      Estimated                        Estimated
                                                        fair           Carrying           fair          Carrying
                                                        value           amount            value          amount
                                                   ------------     -------------     ------------     -----------

        Net loans                                  $374,250,097      $343,080,899     $318,340,245     $292,556,084

    There is no material difference between the carrying amount and estimated fair value of off-balance-sheet items totalling $78,078,906 and $48,673,501 at December 31, 1999 and 1998, respectively, which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

    The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    The Company was formed on June 29, 1995. Condensed financial information for the parent company only follows. The balance sheets for December 31, 1999 and 1998 and the statements of income and cash flows for the years then ended are presented below.

                            CONDENSED BALANCE SHEETS

                                                                                             December 31,
                                                                                  --------------------------------
                                                                                       1999              1998
                                                                                  -------------     --------------
       Assets
          Cash                                                                       $   932,372       $   193,823
          Investment in Royal Investments of Delaware, Inc. - at equity               29,451,166        28,676,818
          Investment in Royal Bank of Pennsylvania - at equity                        65,201,409        64,939,271
          Other assets                                                                   249,571           259,356
                                                                                   -------------      ------------

                                                                                     $95,834,518       $94,069,268
                                                                                   -------------      ------------

          Stockholders' equity                                                        95,834,518        94,069,268
                                                                                   -------------      ------------

                                                                                     $95,834,518       $94,069,268
                                                                                   =============      ============

                         CONDENSED STATEMENTS OF INCOME

                                                                                        Year ended December 31,
                                                                                    -----------------------------
                                                                                          1999             1998
                                                                                    ------------      -----------
       Income
          Equity in undistributed net earnings of subsidiaries                      $  4,304,705      $  4,985,119
          Dividends from subsidiary bank                                               7,848,843         5,877,354
          Other income                                                                    44,386            39,610
                                                                                     -----------       -----------

               Total income                                                           12,197,934        10,902,083
                                                                                     -----------       -----------

       Expenses
          Other expenses                                                                 119,801           160,430
          Income tax (benefit) expense                                                   (26,395)          (42,287)
                                                                                     -----------       -----------

               Total expenses                                                             93,406           118,143
                                                                                     -----------       -----------

               Net income                                                            $12,104,528       $10,783,940
                                                                                     ===========       ===========





                                   (Continued)

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           December 31, 1999 and 1998




NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Year ended December 31,
                                                                                     -----------------------------
                                                                                          1999             1998
                                                                                     -----------      ------------
    Cash flows from operating activities
        Net income                                                                   $12,104,528       $10,783,940
        Adjustments to reconcile net income to net cash provided
               by operating activities
           Undistributed earnings from subsidiaries                                   (4,304,705)       (4,985,119)
           Operating expenses                                                            119,801           160,430
           Rental income                                                                 (44,386)          (39,610)
           Non-cash income tax (benefit) expense                                         (26,395)          (42,287)
                                                                                     -----------       -----------

               Net cash provided by operating activities                               7,848,843         5,877,354
                                                                                     -----------       -----------

    Cash flows from financing activities
        Cash dividends paid                                                           (7,848,843)       (7,177,353)
        (Decrease) increase in other liabilities                                             -          (1,637,763)
        Other, net                                                                       738,549           275,255
                                                                                     -----------      ------------

               Net cash (used in) provided by financing activities                    (7,110,294)       (8,539,861)
                                                                                     -----------       -----------

               NET INCREASE (DECREASE) IN CASH                                           738,549        (2,662,507)

    Cash at beginning of year                                                            193,823         2,856,330
                                                                                     -----------       -----------

    Cash at end of year                                                             $    932,372      $    193,823
                                                                                     -----------       -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required in this Item, relating to directors, executive officers, control persons is set forth in the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders under the heading "Remuneration of directors and Officers and Other Transactions", which pages are incorporated herein by reference.

         BENEFICIAL OWNERSHIP - COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and persons who own more than 10 percent of the registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Corporation copies of all Section 16(a) forms they file.

         Based solely on its review of forms that were received from certain reporting persons, the Corporation believes that during the period January 1, 1999 through December 31, 1999, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item, relating to executive compensation, is set forth in the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, under the heading "Remuneration of Directors and Officers and Other Transactions", which pages are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, under the heading "Information About Nominees, Continuing Directors and Executive Officers", which pages are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, under the heading "Interest of Management and Others in Certain Transactions", which page are incorporated herein by reference.

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

               11. Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note A, "Per Share Information".

               12. Statement re: Computation of Ratios. (Included at Item 8 here of, Note Q, "Regulatory Matters.")

               21.   Subsidiaries of Registrant.

               23.   Consent of Independent Accountants.

               27.   Financial Data Schedule.

(b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year December 31, 1999.

(c) The exhibits required to be filed by this Item are listed under Item 14(a)3 above.

(d)  Not applicable

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.

     DATE                            TITLE                    SIGNATURE
     ----                            -----                    ---------
March 24, 2000                      Chairman              /s/ Daniel M. Tabas
                                                          Daniel M. Tabas


March 24, 2000                   President/CEO            /s/ Joseph P. Campbell
                                    Director              Joseph P. Campbell


March 24, 2000                   Treasurer/CFO            /s/ James J. McSwiggan
                                                          James J. McSwiggan


March 24, 2000                      Director              /s/ Albert Ominsky
                                                          Albert Ominsky


March 24, 2000                      Director              /s/ Anthony J. Micale
                                                          Anthony J. Micale

                                 Vice Chairman/
March 24, 2000               Senior Vice President/       /s/ Robert R. Tabas
                                    Director              Robert R. Tabas


March 24, 2000                      Director              /s/ Gregory T. Reardon
                                                          Gregory T. Reardon


March 24, 2000                      Director              /s/ Carl M. Cousins
                                                            Carl M. Cousins




                                                                    Continued...

    DATE                          TITLE                    SIGNATURE
    ----                          -----                    ---------


March 24, 2000                  Director              /s/ Lee E. Tabas
                                                      Lee E. Tabas


March 24, 2000                  Director              /s/ Howard Wurzak
                                                      Howard Wurzak


March 24, 2000           Senior Vice President/       /s/ John M. Decker
                                Director              John M. Decker


March 24, 2000           Senior Vice President/       /s/ Murray Stempel
                                Director              Murray Stempel


March 24, 2000                  Director              /s/ Jack R. Loew
                                                      Jack R. Loew


March 24, 2000                  Director              /s/ Edward B. Tepper
                                                      Edward  B. Tepper

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