Form 10-Q
period 2000-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2000-05-15
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 for the quarterly period ended: MARCH 31, 2000

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

                                                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class A Common Stock              Outstanding at March 31, 2000
       $2.00 PAR VALUE                   8,067,132

       Class B Common Stock              Outstanding at March 31, 2000
       $.10 PAR VALUE                    1,759,265

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                        ASSETS                                                    MARCH 31, 2000   DEC 31, 1999
                                                                                  --------------   -------------
Cash and due from banks                                                           $   9,267,525    $  17,525,462
Federal funds sold                                                                   13,000,000          200,000
                                                                                  -------------    -------------
               Total cash and cash equivalents                                       22,267,525       17,725,462
                                                                                  -------------    -------------
Investment securities held to maturity (market value of $73,113,678 at
        March 31, 2000 and $62,159,860 at December 31, 1999)                         75,077,314       83,064,914
Investment securities available for sale - at market value                           59,262,896       59,485,027
Total loans                                                                         393,605,468      354,818,236
    Less allowance for loan losses                                                   12,028,753       11,737,337
                                                                                  -------------    -------------
               Net loans                                                            381,576,715      343,080,899
Premises and equipment, net                                                           5,726,812        5,784,708
Accrued interest and other assets                                                    14,261,038       13,395,037
                                                                                  -------------    -------------
                                                                                  $ 558,172,300    $ 522,536,047
                                                                                  =============    =============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits

       Non-interest bearing                                                       $  47,790,379    $  45,541,164
       Interest bearing (includes certificates of deposit in excess
         Of $100,000 of $145,933,015 at March 31, 2000 and
         $126,117,263 at December 31, 1999)                                         366,881,524      335,744,854
                                                                                  -------------    -------------
               Total deposits                                                       414,671,903      381,286,018
    Accrued interest and other liabilities                                           14,936,141       14,935,932
     Long-term borrowings                                                            30,000,000       30,000,000
    Mortgage payable                                                                    467,605          479,579
                                                                                  -------------    -------------
               Total liabilities                                                    460,075,649      426,701,529
                                                                                  -------------    -------------
Stockholders' equity
    Common stock

       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         8,282,520 at March 31, 2000 and 7,879,349 at December 31, 1999              16,565,040       15,758,698
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,759,265 at March 31, 2000 and 1,683,113 at December 31, 1999                 175,927          168,311
    Capital surplus                                                                  57,484,191       50,865,395
    Retained earnings                                                                27,162,351       33,329,374
    Accumulated other comprehensive income or (loss)                                 (1,025,651)      (2,022,053)
                                                                                  -------------    -------------
                                                                                    100,361,858       98,099,725
    Treasury stock - at cost, shares of Class A, 215,388 at March 31, 2000,
      and December 31, 1999                                                          (2,265,207)      (2,265,207)
                                                                                  -------------    -------------
                                                                                     98,096,651       95,834,518
                                                                                  -------------    -------------
                                                                                  $ 558,172,300    $ 522,536,047
                                                                                  =============    =============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              -------------------------------
                                                                 2000                1999
                                                              -----------         -----------
Interest income
    Loans, including fees                                     $10,015,585         $ 8,037,727
    Investment securities held to maturity
        Taxable                                                 1,435,864           1,162,505
        Tax-exempt                                                     --              11,115
    Investment securities available for sale
        Taxable                                                 1,333,136             780,831
        Tax-exempt                                                     --                  --
    Deposits in banks                                                 900               6,753
    Federal funds sold                                            141,704              81,347
                                                              -----------         -----------
           TOTAL INTEREST INCOME                               12,927,189          10,080,278
                                                              -----------         -----------
Interest expense
    Deposits                                                    4,402,199           2,909,701
    Mortgage payable and other                                    475,000             473,376
    Federal funds purchased                                        17,221               3,001
                                                              -----------         -----------
           TOTAL INTEREST EXPENSE                               4,894,420           3,386,078
                                                              -----------         -----------
           NET INTEREST INCOME                                  8,032,769           6,694,200
Increase in provision for loan losses                             250,000                  --
                                                              -----------         -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                   7,782,769           6,694,200
                                                              -----------         -----------
Other income (expense)
    Service charges and fees                                      209,014             172,735
      Realized gains on sale of investment securities                  --                  --
      available for sale
    Gain on sale of other real estate                              53,407                  --
    Gain on sale of loans                                              --               3,390
    Other income                                                   68,858              84,397
                                                              -----------         -----------
                                                                  331,279             260,522
                                                              -----------         -----------
Other expenses
    Salaries & wages                                            1,463,343           1,342,936
      Employee benefits                                           367,291             293,449
    Occupancy and equipment                                       183,898             194,951
    Other operating expenses                                    1,167,261           1,232,904
                                                              -----------         -----------
                                                                3,181,793           3,064,240
                                                              -----------         -----------

           INCOME BEFORE INCOME TAXES                           4,932,255           3,890,482
    Income taxes                                                1,605,888           1,167,145
                                                              -----------         -----------
           NET INCOME                                         $ 3,326,367         $ 2,723,337
                                                              ===========         ===========
    Per share data

        Net income - basic                                    $       .33         $       .27
                                                              ===========         ===========
           Net income - diluted                               $       .32         $       .27
                                                              ===========         ===========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



                                             CLASS A COMMON STOCK        CLASS B COMMON STOCK       CAPITAL
                                             SHARES       AMOUNT         SHARES         AMOUNT      SURPLUS
                                            ---------   -----------     ---------      --------   -----------
Balance, January 1, 2000                    7,879,349   $15,758,698     1,683,113      $168,311   $50,865,395

Net income for the three months ended
  March 31,                                        --            --            --                          --
Conversion of Class B common stock to
  Class A Common stock                          9,300        18,600        (8,089)         (809)           --
Purchase of treasury stock                         --            --            --            --            --
5% stock dividend declared                    382,857       765,714        84,241         8,424     6,581,786
Cash dividends on common stock                     --            --            --            --            --
Cash in lieu of fractional shares                  --            --            --            --            --
Stock options exercised                        11,014        22,028            --            --        37,010
Other comprehensive income (loss), net
  of Reclassifications and taxes                   --            --            --            --            --
                                            ---------   -----------     ---------      --------   -----------
Comprehensive income


Balance, March 31, 2000                     8,282,520   $16,565,040     1,759,265      $175,927   $57,484,191
                                            =========   ===========     =========      ========   ===========

                                                                          ACCUMULATED
                                                                             OTHER
                                               RETAINED     TREASURY     COMPREHENSIVE      COMPREHENSIVE
                                               EARNINGS       STOCK      INCOME (LOSS)          INCOME
                                              -----------  -----------   --------------     -------------
Balance, January 1, 2000                      $33,329,374  $(2,265,207)     $(2,022,053)

Net income for the three months ended
  March 31,                                     3,326,367           --               --      $ 3,326,367
Conversion of Class B common stock to
  Class A Common stock                            (17,791)          --               --              --
Purchase of treasury stock                             --                            --              --
5% stock dividend declared                     (7,355,924)
Cash dividends on common stock                 (2,119,675)          --               --              --
Cash in lieu of fractional shares                      --           --               --              --
Stock options exercised                                --           --               --              --
Other comprehensive income (loss), net
  of Reclassifications and taxes                       --           --          996,402         996,402
                                              -----------  -----------      -----------      ------------
Comprehensive income                                                                         $ 4,322,769
                                                                                             ============

Balance, March 31, 2000                       $27,162,351  $(2,265,207)     $(1,025,651)
                                              ===========  ===========      ===========

The accompanying notes are an integral part of the financial statement.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)



                                             CLASS A COMMON STOCK        CLASS B COMMON STOCK       CAPITAL
                                             SHARES       AMOUNT         SHARES         AMOUNT      SURPLUS
                                            ---------   -----------     ---------      --------   -----------
Balance, January 1, 1999                    7,429,689   $14,859,378     1,630,544      $163,054   $45,392,659

Net income for the three months ended
  March 31,                                        --            --            --                          --
Conversion of Class B common stock to
  Class A Common stock                             61           122            82             7            --
Purchase of treasury stock                         --            --            --            --            --
4% stock dividend declared                         --            --            --            --            --
Cash dividends on common stock                     --            --            --            --            --
Cash in lieu of fractional shares                  --            --            --            --            --
Stock options exercised                         2.523         5,046            --            --         4,311
Other comprehensive income (loss), net
  of reclassifications and taxes                   --            --            --            --            --
                                            ---------   -----------     ---------      --------   -----------
Comprehensive income


Balance, March 31, 1999                     7,432,273   $14,864,546     1,630,626      $163,063   $45,396,970
                                            =========   ===========     =========      ========   ===========

                                                                        ACCUMULATED
                                                                           OTHER
                                             RETAINED     TREASURY     COMPREHENSIVE      COMPREHENSIVE
                                             EARNINGS       STOCK      INCOME (LOSS)          INCOME
                                            -----------  -----------   --------------     -------------
Balance, January 1, 1999                    $34,556,343  $(2,145,085)      $1,242,919

Net income for the three months ended
  March 31,                                   2,723,337           --               --      $2,723,337
Conversion of Class B common stock to
  Class A Common stock                             (130)          --               --              --
Purchase of treasury stock                           --           --               --              --
4% stock dividend declared                           --                                            --
Cash dividends on common stock              (1,910,225)           --               --              --
Cash in lieu of fractional shares                    --           --               --              --
Stock options exercised                              --           --               --              --
Other comprehensive income (loss), net
  of reclassifications and taxes                     --           --       (1,006,492)      (1,006,492)
                                            -----------  -----------   --------------     ------------
Comprehensive income                                                                        $1,716,845
                                                                                          ============

Balance, March 31, 1999                     $35,369,325  $(2,145,085)        $236,427
                                            ===========  ===========   ==============


The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,

Cash flows from operating activities                                           2000                  1999
                                                                           ------------          ------------
    Net income                                                             $  3,326,367          $  2,723,337
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                            147,553                80,979
        Provision (recovery) of loan loss reserve (credit)                      250,000                    --
        Accretion of investment securities discount                             (92,665)              (36,641)
        Amortization of investment securities premium                           114,968                89,087
        Amortization of deferred loan fees                                      (63,047)              (79,815)
        Accretion of discount on loans purchased                               (700,689)             (500,639)
        (Benefit) provision for deferred income taxes                           513,314              (518,497)
        (Gain) loss on other real estate                                        (53,407)                   --
        (Gain) on sale of loans                                                      --                (3,390)
        (Gain) on sale of investment securities                                      --                    --
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                     (991,370)             (472,490)
        (Increase) decrease in other assets                                    (395,270)             (572,436)
        Increase (decrease) in accrued interest payable                         832,197               295,411
        Increase in unearned income on loans                                     59,404                    --
        Increase (decrease) in other liabilities                               (831,988)             (281,120)
                                                                           ------------          ------------
               Net cash provided by operating activities                      2,115,367               723,786
Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                             --                    --
    Proceeds from calls/maturities of HTM investment securities               7,965,297             7,113,059
    Proceeds from calls/maturities of AFS investment securities               1,650,000                    --
    Purchase of HTM investment securities                                            --           (19,739,116)
    Purchase of AFS investment securities                                      (431,467)           (2,532,362)
    Purchase of loans                                                       (18,767,789)                   --
    Net (increase) decrease in loans                                        (19,302,621)             (109,512)
    Purchase of premises and equipment                                               --              (441,649)
                                                                           ------------          ------------
               Net cash (used in) provided by investing activities          (28,886,580)          (15,709,580)

Cash flows from financing activities:
    Net (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts                 7,009,437             5,185,091
    Net increase (decrease) in certificates of deposit                       26,376,448            13,206,373
    Mortgage payments                                                           (11,974)               (7,743)
    Net (decrease) increase in short term borrowings                                 --                    --
    Cash dividends                                                           (2,119,674)           (1,910,217)
    Cash in lieu of fractional shares                                                --                    --
    Issuance of common stock under stock option plans                            59,039                 9,350
    Purchase of treasury stock                                                       --                    --
                                                                           ------------          ------------
               Net cash provided by (used in) financing activities           31,313,276            16,482,854
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                  4,542,063             1,497,060
Cash and cash equivalents at beginning of year                               17,725,462            19,142,624
                                                                           ------------          ------------
Cash and cash equivalents at end of period                                 $ 22,267,525          $ 20,639,684
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

1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary to present a fair statement of the results for the interim periods. Further information is included in the Annual Report on Form 10-K for the year ended December 31, 1999.

2. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                                                                         Three months ended March 31, 2000
                                                                    -------------------------------------------
                                                                      Income        Average shares    Per share
                                                                    (numerator)     (denominator)      amount
                                                                    ----------      --------------    ---------
    Basic EPS

       Income available to common shareholders                      $3,326,367        10,085,748      $    0.33
    Effect of dilutive securities
       Stock options                                                                     171,991
                                                                    ----------        ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $3,326,367        10,257,739      $    0.32
                                                                    ==========        ==========      =========

                                                                     (continued)

                                                                         Three months ended March 31, 2000
                                                                    -------------------------------------------
                                                                      Income        Average shares    Per share
                                                                    (numerator)     (denominator)      amount
                                                                    ----------      --------------    ---------
    Basic EPS
       Income available to common shareholders                      $2,723,337         9,955,289      $    0.27
    Effect of dilutive securities
       Stock options                                                                     183,991
                                                                    ----------        ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $2,723,337        10,139,280      $    0.27
                                                                    ==========        ==========      =========

EPS is calculated on the basis of the weighted average number of shares outstanding of 10,085,748 and 9,955,289 for the three months ended March 31, 2000 and 1999, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2000.

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at March 31, 2000 are as follows:

                                    AMORTIZED
                                       OR                 GROSS              GROSS             APPROXIMATE
                                    PURCHASED           UNREALIZED         UNREALIZED            MARKET             CARRYING
                                      COST                GAINS              LOSSES              VALUE               VALUE
                                   -----------         -----------         -----------         -----------         -----------
HELD TO MATURITY:
US agencies                        $ 6,432,465         $    10,057         $        --         $ 6,442,522         $ 6,432,465
Corporate debt securities           68,644,849              96,332           2,070,025          66,671,156          68,644,849
                                   -----------         -----------         -----------         -----------         -----------
                                   $75,077,314         $   106,389         $ 2,070,025         $73,113,678         $75,077,314
                                   ===========         ===========         ===========         ===========         ===========

AVAILABLE FOR SALE:
Federal Home Loan
   Bank Stock - at cost            $ 3,169,700         $        --         $        --         $ 3,169,700         $ 3,169,700
Preferred and common stock           1,950,981               9,493              73,000           1,887,474           1,887,474
Other securities                    55,696,185                  --           1,490,463          54,205,722          54,205,722
                                   -----------         -----------         -----------         -----------         -----------
                                   $60,816,866         $     9,493         $ 1,563,463         $59,262,896         $59,262,896
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

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                      THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------
                                                       2000                1999
                                                    -----------         -----------
      BALANCE AT JANUARY 1,                         $11,737,337         $11,919,545

        Loans charged-off                                    --                  --
        Recoveries                                       41,416              79,179
                                                    -----------         -----------
             Net charge-offs and recoveries              41,416              79,179

        Provision for loan losses                       250,000                  --
                                                    -----------         -----------

BALANCE AT END OF PERIOD                            $12,028,753         $11,998,724
                                                    ===========         ===========

7.       Nonperforming loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $1,602,504 and $3,952,850 at March 31, 2000 and 1999, respectively. Although the Company has non-performing loans of approximately $1,602,504 at March 31, 2000, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans was $186,733 at March 31, 2000. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at March 31, 2000. The income that was recognized on impaired loans during the three-month period ended March 31, 2000 was $1,338. The cash collected on impaired loans during the period was $6,032, of which $4,694 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this period in 2000 was $2,919. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 2000.

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

FINANCIAL CONDITION

         Total consolidated assets as of March 31, 2000 were $558.2 million, an increase of $35.7 million from the $522.5 million reported at year-end, December 31, 1999. This increase is primarily due to a $38.8 million increase in loans and a $8.3 million increase in cash and cash equivalents, partially offset by $8.2 million decrease in total investment securities. Liabilities increased $33.4 million primarily due to an increase in deposits from December 31, 1999.

         Total loans increased $38.8 million from the $354.8 million level at December 31, 1999 to $393.6 at March 31, 2000. This $38.8 million increase in total loans was primarily due to a purchase of a $18.8 million loan portfolio in March. This portfolio of 106 performing commercial mortgage loans located primarily in New Jersey and New York, and to a lesser extent, Connecticut and Maine. Additionally, approximately $20.0 million of the increase in loans is attributable to internally generated loan growth in the first quarter of 2000.

          The allowance for loan loss increased $.3 million to $12.0 million at March 31, 2000 from $11.7 million. The level of allowance for loan loss reserve represents 3% of total loans at March 31, 2000 versus 3.3% at December 31, 1999. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $8.2 million decrease in total investment securities is primarily attributable to a $8 million decrease in held-to-maturity ("HTM") investment securities and a $.2 million decrease in available-for-sale ("AFS") investment securities. HTM investment securities are primarily comprised of taxable corporate debt securities, which are rated "BBB" or better by Moody and/or Standard & Poor at the time of purchase. AFS investment securities are comprised primarily of non-rated capital trust security issues of regional banks, rated foreign corporate debt securities and to a lesser extent, preferred and common stock. This $8.2 million decrease in HTM and AFS investment securities is due to scheduled maturities in the first quarter of 2000.

         Total deposits, the primary source of funds, increased $33.4 million to $414.7 million at March 31, 2000, from $381.3 million at December 31, 1999. This increase in deposits is primarily due to an increase in certificates of deposits of $26.4 million, in addition to a $4.0 million increase in NOW and money market deposits. The $26.4 million increase in certificates of deposits was primarily due to a $18.3 million increase in brokered deposits in 2000. The balance of brokered deposits was $125.9 million, representing approximately 30% of total deposits at March 31, 2000.

         Consolidated stockholder's equity increased $2.3 million to $98.1 million at March 31, 2000 from $95.8 million at December 31, 1999. This increase is primarily due to net income of $3.3 million, partially offset by a quarterly cash dividend of $2.1 million. Additionally, stockholder's equity was increased $1.0 million due to an upward adjustment in the market value of available-for-sale investment securities during the first quarter of 2000.

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

         Consolidated net income for the three months ended, March 31, 2000 was $3,326,367 or $.33 basic earnings per share, as compared to net income of $2,723,337 or $.27 basic earnings per share for the same three month period in 1999. This increase is primarily due to an increase in interest income relating to loans and the investment portfolio in the first quarter of 2000.

         For the first quarter 2000, net interest income was $8.0 million as compared to $6.7 million for the same quarter in 1999, an increase of $1.3 million or 19%. This increase is primarily due to an increase in the average balance in loans in the first quarter period of 2000 versus the same period in 1999. The balance of average loans for the first quarter of 2000 was $372.7 million, as compared to $312.5 million for the same quarter in 1999. This $60.2 million increase in the average balance of loans represents a 19% increase. Interest income on investment securities increased $.9 million, a 41% increase over the same three month period in 1999, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings increased $1.5 million to $4.9 million as compared to $3.4 million for the same three-month period in 1999. This increase in interest expense is primarily due to an increase in the average balance of certificates of deposits in 2000. The increase in the average balance of certificates of deposits is primarily due to the increase in higher costing brokered certificates of deposits in 2000.

         Provision for loan loss was $.3 million for the first quarter of 2000 as compared to $-0- for the same period in 1999. Charge-offs and recoveries were $-0- thousand and $41 thousand, respectively, for the three month period ended March 31, 2000 versus $0 and $79 thousand, respectively, for the same period in 1999. Overall, Management considers the current level of allowance for loan loss to be adequate at March 31, 2000.

         Total non-interest income for the three-month period ended March 31, 2000 was $331 thousand as compared to $261 thousand for the same period in 1999. The $71 thousand increase is primarily due to a gain on sale of foreclosed property, in addition to a modest increase in service charges on deposits in the first quarter of 2000.

         Total non-interest expense for the three months ended March 31, 2000 was $3.2 million, an increase of $.1 million, or 3%, as compared to $3.1 million for the same period in 1999. This increase in non-interest expense is primarily due to an increase in salaries and employee benefits totaling $.2 million for the first three months in 2000. This increase is partially offset by a decrease in other operating expenses and occupancy expense totaling of $.1 million.

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

         The liquidity ratio of the Company remains strong at approximately 34% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, and federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2000:

INTEREST RATE SENSITIVITY
(IN MILLIONS)                                         DAYS
                                             -----------------------          1 TO 5          OVER 5        NON-RATE
ASSETS (1)                                   0 - 90         91 - 365          YEARS           YEARS         SENSITIVE         TOTAL
                                             ------         --------          -------         ------        ---------         ------
Interest-bearing deposits in banks           $  0.5          $   --           $   --          $   --          $   --          $  0.5
Federal funds sold                             13.0                               --              --              --            13.0
Investment securities:
       Available for sale                       4.0              --             11.5            42.7             1.0            59.2
       Held to maturity                         2.4             8.5             47.1            17.0              --            75.0
                                             ------          ------           ------          ------          ------          ------
    Total investment securities                 6.4             8.5             58.6            59.7             1.0           134.2
Loans: (2)
       Fixed rate (3)                           6.2            28.0            126.8            39.0              --           200.0
       Variable rate                          181.3             1.3             12.0             5.7              --           200.3
                                             ------          ------           ------          ------          ------          ------
    Total loans                               187.5            29.3            138.8            44.7              --           400.3
Other assets (4)                                 --              --               --              --            10.2            10.2
                                             ------          ------           ------          ------          ------          ------
    Total Assets                             $207.4          $ 37.8           $197.4          $104.4          $ 11.2          $558.2
                                             ======          ======           ======          ======          ======          ======

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits         $   --          $   --           $   --          $   --          $ 48.5          $ 48.5
       Interest bearing deposits (5)           58.6              --             42.1              --              --           100.7
       Certificate of deposits                 16.0            66.0            183.5              --              --           265.5
                                             ------          ------           ------          ------          ------          ------
    Total deposits                             74.6            66.0            225.6              --            48.5           414.7
Mortgage and long term borrowings                --              --             30.5              --              --            30.5
Other liabilities                                --              --               --              --            15.0            15.0
Capital                                          --              --               --              --            98.0            98.0
                                             ------          ------           ------          ------          ------          ------
    Total liabilities & capital              $ 74.6          $ 66.0           $256.1          $   --          $161.5          $558.2
                                             ======          ======           ======          ======          ======          ======

Net interest rate GAP                        $132.8          $(28.2)          $(58.7)         $104.4         ($150.3)
                                             ======          ======           ======          ======          ======

Cumulative interest rate GAP                 $132.8          $104.6           $ 45.9          $(150.3)            --
                                             ======          ======           ======          ======          ======
GAP to total assets                             -24%             -5%
                                             ======          ======
GAP to total equity                             136%            -29%
                                             ======          ======
Cumulative GAP to total assets                   24%             19%
                                             ======          ======
Cumulative GAP to total equity                  136%            107%
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

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at March 31, 2000.

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

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At March 31, 2000, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                 MARCH 31, 2000          DECEMBER 31, 1999
                                                 --------------          -----------------
             CAPITAL LEVELS
               Tier 1 leverage ratio                  18.5%                    18.8%
               Tier 1 risk-based ratio                19.4%                    20.4%
               Total risk-based ratio                 20.7%                    21.6%

             CAPITAL PERFORMANCE
               Return on average assets              2.5% (1)                   2.6%
               Return on average equity             13.7% (1)                  12.8%
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

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                  (Registrant)

Dated:  May 12th, 2000     /s/ James J. McSwiggan
                           -----------------------------------------------------
                           James J. McSwiggan, CFO & Treasurer



Dated: May 12th, 2000      /s/ David J. Greenfield
                           -----------------------------------------------------
                           David J. Greenfield, Controller & VP