Form 10-Q
period 2000-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2000-08-14
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  for the quarterly period ended: JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from:               to

                         Commission file number: 0-26366


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
              (Exact name of the bank as specified in its charter)

   PENNSYLVANIA                                        23-2812193
(State or other jurisdiction of              (IRS Employer identification No.)
incorporated or organization)

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

                         Yes  [X]                No    [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class A Common Stock              Outstanding at June 30, 2000
            --------------------              ----------------------------
             $2.00 PAR VALUE                           8,117,070

             Class B Common Stock              Outstanding at June 30, 2000
             --------------------              ----------------------------
               $.10 PAR VALUE                          1,754,539

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                        ASSETS                                                       JUNE 30, 2000          DEC 31, 1999
                        ------                                                       -------------          ------------
Cash and due from bank                                                                $   8,685,333        $  17,525,462
Federal funds sold                                                                       10,200,000              200,000
                                                                                      -------------        -------------
               Total cash and cash equivalents                                           18,885,333           17,725,462
                                                                                      -------------        -------------
Investment securities held to maturity (market value of $59,259,734 at
        June 30, 2000 and $81,493,670 at December 31, 1999)                              60,170,837           83,064,914
Investment securities available for sale - at market value                               68,663,826           59,485,027
Total loans                                                                             419,933,422          354,818,236
    Less allowance for loan losses                                                       12,023,798           11,737,337
                                                                                      -------------        -------------
               Net loans                                                                407,909,624          343,080,899
Premises and equipment, net                                                               6,411,869            5,784,708
Accrued interest and other assets                                                        14,135,400           13,395,037
                                                                                      -------------        -------------
                                                                                      $ 576,176,889        $ 522,536,047
                                                                                      =============        =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                           $  45,634,326        $  45,541,164
       Interest bearing (includes certificates of deposit in excess
         Of $100,000 of $152,706,928 at June 30, 2000 and
         $126,117,263 at December 31, 1999)                                             385,246,287          335,744,854
                                                                                      -------------        -------------
               Total deposits                                                           430,880,613          381,286,018
    Accrued interest and other liabilities                                               16,765,526           14,935,932
     Long - term borrowings                                                              30,000,000           30,000,000
    Mortgage payable                                                                        455,648              479,579
                                                                                      -------------        -------------
               Total liabilities                                                        478,101,787          426,701,529
                                                                                      -------------        -------------
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         8,332,458 at June 30, 2000 and 7,879,349 at December 31, 1999                   16,664,916           15,758,698
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,754,539 at June 30, 2000 and 1,683,113 at December 31, 1999                      175,454              168,311
    Capital surplus                                                                      57,647,231           50,865,395
    Retained earnings                                                                    28,764,904           33,329,374
    Accumulated other comprehensive income or (loss)                                     (2,912,196)          (2,022,053)
                                                                                      -------------        -------------
                                                                                        100,340,309           98,099,725
    Treasury stock - at cost, shares of Class A, 215,388 at June 30, 2000,
      and December 31, 1999                                                              (2,265,207)          (2,265,207)
                                                                                      -------------        -------------
                                                                                         98,075,102           95,834,518
                                                                                      -------------        -------------
                                                                                      $ 576,176,889        $ 522,536,047
                                                                                      =============        =============

        The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                            ------------------
                                                                           2000             1999
                                                                           ----             ----
Interest income
    Loans, including fees                                                 $11,717,863       $ 8,187,479
    Investment securities held to maturity
        Taxable                                                             1,198,472         1,449,009
        Tax-exempt                                                                 --            11,115
    Investment securities available for sale
        Taxable                                                             1,619,943           989,596
        Tax-exempt                                                                 --                --
    Deposits in banks                                                           9,012             4,593
    Federal funds sold                                                        318,889           129,223
                                                                          -----------       -----------
           TOTAL INTEREST INCOME                                           14,864,179        10,771,015
                                                                          -----------       -----------
Interest expense
    Deposits                                                                5,089,460         3,288,132
    Mortgage payable and other                                                486,467           472,539
    Federal funds purchased                                                        17                --
                                                                          -----------       -----------
           TOTAL INTEREST EXPENSE                                           5,575,944         3,760,671
                                                                          -----------       -----------
           NET INTEREST INCOME                                              9,288,235         7,010,344
Increase in provision for loan losses                                              --                --
                                                                          -----------       -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                               9,288,235         7,010,344
                                                                          -----------       -----------

Other income (expense)
    Service charges and fees                                                  220,248           215,819
    Realized gains on sale of investment securities available for
      sale                                                                         --                --
    Gain on sale of other real estate                                              --           143,868
    Gain on sale of loans                                                          --            27,879
    Other income                                                               83,029            77,903
                                                                          -----------       -----------
                                                                              303,277           465,469
                                                                          -----------       -----------
Other expenses
    Salaries & wages                                                        1,600,895         1,426,008
    Employee benefits                                                         984,217           266,683
    Occupancy and equipment                                                   100,075           122,944
    Other operating expenses                                                1,291,211         1,374,861
                                                                          -----------       -----------
                                                                            3,976,398         3,190,496
                                                                          -----------       -----------

           INCOME BEFORE INCOME TAXES                                       5,615,114         4,285,317
    Income taxes                                                            1,874,744         1,449,111
                                                                          -----------       -----------
           NET INCOME                                                     $ 3,740,370       $ 2,836,206
                                                                          ===========       ===========
    Per share data
        Net income - basic                                                $       .37       $       .29
                                                                          ===========       ===========
           Net income - diluted                                           $       .37       $       .28
                                                                          ===========       ===========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                             ----------------

                                                                            2000              1999
                                                                          -----------       -----------
Interest income
    Loans, including fees                                                 $21,733,448       $16,225,206
    Investment securities held to maturity
        Taxable                                                             2,634,336         2,611,514
        Tax-exempt                                                                 --            22,230
    Investment securities available for sale
        Taxable                                                             2,953,079         1,770,427
        Tax-exempt                                                                 --                --
    Deposits in banks                                                           9,912            11,346
    Federal funds sold                                                        460,593           210,570
                                                                          -----------       -----------
           TOTAL INTEREST INCOME                                           27,791,368        20,851,293
                                                                          -----------       -----------
Interest expense
    Deposits                                                                9,491,659         6,197,833
    Mortgage payable and other                                                961,467           945,915
    Federal funds purchased                                                    17,238             3,001
                                                                          -----------       -----------
           TOTAL INTEREST EXPENSE                                          10,470,364         7,146,749
                                                                          -----------       -----------
           NET INTEREST INCOME                                             17,321,004        13,704,544
Increase in provision for loan losses                                         250,000                --
                                                                          -----------       -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                              17,071,004        13,704,544
                                                                          -----------       -----------

Other income (expense)
    Service charges and fees                                                  429,262           388,554
    Realized gains on sale of investment securities available for
      sale                                                                         --                --
    Gain on sale of other real estate                                          53,407           158,910
    Gain on sale of loans                                                          --            27,879
    Other income                                                              151,887           150,648
                                                                          -----------       -----------
                                                                              634,556           725,991
                                                                          -----------       -----------
Other expenses
    Salaries & wages                                                        3,064,238         2,768,944
    Employee benefits                                                       1,351,508           560,132
    Occupancy and equipment                                                   283,973           317,895
    Other operating expenses                                                2,458,472         2,607,765
                                                                          -----------       -----------
                                                                            7,158,191         6,254,736
                                                                          -----------       -----------

           INCOME BEFORE INCOME TAXES                                      10,547,369         8,175,799
    Income taxes                                                            3,480,632         2,616,256
                                                                          -----------       -----------
           NET INCOME                                                     $ 7,066,737       $ 5,559,543
                                                                          ===========       ===========
    Per share data
        Net income - basic                                                $       .70       $       .56
                                                                          ===========       ===========
        Net income - diluted                                              $       .69       $       .55
                                                                          ===========       ===========

The accompanying notes are an integral part of these statements.

                   ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND
                                  SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)






                                                     CLASS A COMMON STOCK             CLASS B COMMON STOCK
                                                    --------------------              --------------------
                                                  SHARES          AMOUNT             SHARES              AMOUNT
                                                  ------          ------             ------              ------
Balance, January 1, 2000                         7,879,349       $15,758,698         1,683,113        $   168,311

Net income for the six months ended June 30,            --                --               --
Conversion of Class B common stock to Class A
  Common stock                                      14,733            29,466           (12,815)            (1,282)

Purchase of treasury stock                              --                --                --                 --

5% stock dividend declared                         382,857           765,714            84,241              8,424

Cash dividends on common stock                          --                --                --                 --

Cash in lieu of fractional shares                       --                --                --                 --

Stock options exercised                             55,519           111,038                --                 --

Other comprehensive income (loss), net
  of  Reclassifications and taxes                       --                --                --                 --
                                               -----------       -----------       -----------        -----------
Comprehensive income

Balance, June 30, 2000                           8,332,458       $16,664,916         1,754,539        $   175,454
                                               ===========       ===========       ===========        ===========

                                                                                                    ACCUMULATED

                                                                                                       OTHER

                                         CAPITAL           RETAINED          TREASURY              COMPREHENSIVE   COMPREHENSIVE

                                         SURPLUS           EARNINGS            STOCK               INCOME (LOSS)       INCOME
                                         -------           --------            -----               -------------       ------

Balance, January 1, 2000                $ 50,865,395       $ 33,329,374        $ (2,265,207)       $ (2,022,053)

Net income for the six                            --          7,066,737                  --                  --        $  7,066,737
months ended June 30,

Conversion of Class B
 common stock to Class A
  Common stock                                    --            (28,185)                 --                  --                  --

Purchase of treasury stock                        --                 --                  --                  --
5% stock dividend declared                 6,581,786         (7,355,924)

Cash dividends on common stock                    --         (4,247,098)                 --                  --                  --

Cash in lieu of fractional shares                 --                 --                  --                  --                  --

Stock options exercised                      200,050                 --                  --                  --                  --

Other comprehensive income
  (loss), net of Reclassifications
  and taxes                                       --                 --                  --            (890,143)           (890,143)
                                        ------------       ------------        ------------        ------------        ------------
Comprehensive income                                                                                                  $  6,176,594
                                                                                                                       ============

Balance, June 30, 2000                  $ 57,647,231       $ 28,764,904        $ (2,265,207)       $ (2,912,196)
                                        =============      ============         ============       ==============


The accompanying notes are an integral part of the financial statement.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)






                                                    CLASS A COMMON STOCK              CLASS B COMMON STOCK
                                                    --------------------            ------------------------
                                                   SHARES        AMOUNT             SHARES            AMOUNT
                                                   ------        ------             ------            ------
Balance, January 1, 1999                         7,429,689       $14,859,378         1,630,544        $   163,054

Net income for the six months ended June 30,            --                --                --
Conversion of Class B common stock to
Class A Common stock                                 1,096             2,192              (926)               (93)

Purchase of treasury stock                              --                --                --                 --
4% stock dividend declared                         288,728           577,456            65,296              6,530
Cash dividends on common stock                          --                --                --                 --

Cash in lieu of fractional shares                       --                --                --                 --

Stock options exercised                             13,363            26,726                --                 --

Other comprehensive income (loss), net of
  reclassifications and taxes                          --                --                --                 --
                                               -----------       -----------       -----------        -----------
Comprehensive income
Balance, June 30, 1999                           7,732,876       $15,465,752         1,694,914        $   169,491
                                               ===========       ===========       ===========        ===========


                                                                                              ACCUMULATED
                                                                                                OTHER
                                        CAPITAL          RETAINED             TREASURY       COMPREHENSIVE         COMPREHENSIVE
                                        SURPLUS          EARNINGS              STOCK         INCOME (LOSS)             INCOME
                                        -------          --------              -----         -------------             ------
Balance, January 1, 1999              $ 45,392,659       $ 34,556,343        $ (2,145,085)       $  1,242,919

Net income for the
 six months ended June 30,                      --          5,559,543                  --                  --        $  5,559,543

Conversion of Class B common
 stock to Class A Common stock                  --             (2,099)                 --                  --                  --

Purchase of treasury stock                      --                 --                  --                  --                  --
4% stock dividend declared               4,867,469         (5,451,455)                 --

Cash dividends on common stock                  --         (3,819,321)                 --                  --                  --

Cash in lieu of fractional shares               --             (3,233)                 --                  --                  --

Stock options exercised                     41,990                 --                  --                  --                  --

Other comprehensive income (loss),
 net of reclassifications and taxes             --                 --                  --          (1,603,881)         (1,603,881)
                                                                                                                      -----------
Comprehensive income                                                                                                  $ 3,955,662
                                     -------------       ------------         ------------        -------------       ===========
Balance, June 30, 1999                $ 50,302,118       $ 30,839,778        $ (2,145,085)       $   (360,962)
                                      ============       ============        ============        ============

The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            SIX MONTHS ENDED JUNE 30,


Cash flows from operating activities                                         2000                1999
                                                                             ----                ----
    Net income                                                           $  7,066,737        $  5,559,543
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                          124,015             161,958
        Provision (recovery) of loan loss reserve (credit)                    250,000                  --
        Accretion of investment securities discount                          (103,124)           (176,356)
        Amortization of investment securities premium                         171,387             342,366
        Amortization of deferred loan fees                                    (99,281)           (386,413)
        Accretion of discount on loans purchased                           (1,112,959)           (953,238)
        (Benefit) provision for deferred income taxes                        (458,543)           (826,242)
        (Gain) loss on other real estate                                      (53,407)           (150,648)
        (Gain) on sale of loans                                                    --             (27,879)
           (Gain) on sale of investment securities                                 --                  --
    Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                    (97,490)            230,637
        (Increase) decrease in other assets                                   772,654             438,784
        Increase (decrease) in accrued interest payable                     1,465,124             451,514
        Increase in unearned income on loans                                    1,908             263,238
        Increase (decrease) in other liabilities                              364,470             279,965
                                                                         ------------        ------------
               Net cash provided by operating activities                    8,291,491           5,207,229

Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                           --                  --
    Proceeds from calls/maturities of HTM investment securities            12,702,824           9,173,831
      Proceeds from calls/maturities of AFS investment securities           1,650,000                  --
    Purchase of HTM investment securities                                          --         (32,054,625)
      Purchase of AFS investment securities                                (1,595,952)        (25,735,494)
      Purchase of loans                                                   (46,004,183)                 --
    Net (increase) decrease in loans                                      (18,767,789)          4,253,210
    Purchase of premises and equipment                                       (751,176)           (616,013)
                                                                         ------------        ------------
               Net cash (used in) provided by investing activities        (52,766,276)        (44,979,091)

Cash flows from financing activities:
    Net (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts              12,291,802           3,656,270
     Net increase (decrease) in certificates of deposit                    37,302,793          36,682,578
     Mortgage payments                                                        (23,931)            (23,432)
     Net (decrease) increase in short term borrowings                              --                  --
     Cash dividends                                                        (4,247,098)         (3,819,321)
     Cash in lieu of fractional shares                                             --              (3,233)
     Issuance of common stock under stock option plans                        311,090              68,716
     Purchase of treasury stock                                                    --                  --
                                                                         ------------        ------------
               Net cash provided by (used in) financing activities         45,634,656          36,561,578
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                1,159,871          (3,210,284)
Cash and cash equivalents at beginning of year                             17,725,462          19,242,654
                                                                         ------------        ------------
Cash and cash equivalents at end of period                               $ 18,885,333        $ 16,032,370
                                                                         ============        ============

The accompanying notes are an integral part of these statements

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying un-audited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (the Company) and its wholly-owned subsidiaries: Royal Bank of Pennsylvania (the Bank), Royal Real Estate of Pennsylvania, Inc. and Royal Investments of Delaware, Inc. These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is un-audited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. Further information is included in the Annual Report on Form 10-K for the year ended December 31, 1999.

2. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


                                                        Six months ended June 30, 2000
                                                        ------------------------------

                                                  Income       Average shares     Per share
                                                 (numerator)    (denominator)       amount
                                                 -----------    -------------     -----------
Basic EPS
   Income available to common shareholders       $7,066,737       10,109,716       $   0.70
Effect of dilutive securities
   Stock options                                                      94,199
                                                 ----------       ----------       --------
Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options           $7,066,737       10,203,915       $   0.69
                                                 ===========     ===========      ===========

                                                                     (continued)


                                                     Six months ended June 30, 1999
                                                     ------------------------------
Income                                             Average
                                                   shares          Per share
                                                 (numerator)     (denominator)      amount
                                                 -----------     -------------    -----------
Basic EPS
   Income available to common shareholders       $5,559,543        9,943,386           $0.56
Effect of dilutive securities
   Stock options                                                     102,775
                                                 -----------     -------------    -----------

Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options           $5,559,543       10,046,161           $0.55
                                                 ===========     =============    ===========


EPS is calculated on the basis of the weighted average number of shares outstanding of 10,109,716 and 9,943,386 for the six months ended June 30, 2000 and 1999, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2000.


                                                       Three months ended June 30, 2000
                                                       --------------------------------

                                                    Income       Average shares   Per share
                                                 (numerator)     (denominator)    amount
                                                 -----------     -------------    -----------
Basic EPS
   Income available to common shareholders       $3,740,370       10,133,683       $0.37
Effect of dilutive securities
   Stock options                                                     109,879
                                                 -----------     -------------    -----------
Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options           $3,740,370       10,243,562       $0.37
                                                 ==========       ==========       ==========



                                                      Three months ended June 30, 1999
                                                      --------------------------------

                                                    Income       Average shares   Per share
                                                 (numerator)     (denominator)    amount
                                                 -----------     -------------    -----------
Basic EPS
   Income available to common shareholders       $2,836,206        9,931,483       $0.29
Effect of dilutive securities
   Stock options                                                     103,701
                                                 -----------     -------------    -----------
Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options           $2,836,206       10,035,184       $0.28
                                                 ==========      ===========       ==========


EPS is calculated on the basis of the weighted average number of shares outstanding of 10,133,683 and 9,931,483 for the three months ended June 30, 2000 and 1999, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2000.

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at June 30, 2000 are as follows:


                                  AMORTIZED
                                       OR            GROSS         GROSS        APPROXIMATE
                                   PURCHASED      UNREALIZED     UNREALIZED       MARKET             CARRYING
                                      COST           GAINS         LOSSES          VALUE               VALUE
                                   ---------      ----------     ----------     ------------        -------------
HELD TO MATURITY:
US agencies                      $ 6,143,201       $   --        $        --       $ 6,143,201       $ 6,143,201
Corporate debt securities         54,027,636        97,759         1,008,860        53,116,535        54,027,636
                                 -----------       -------       -----------       -----------       -----------
                                 $60,170,837       $97,759       $ 1,008,860       $59,259,736       $60,170,837
                                 ===========     ===========    ===========        ===========       ===========

AVAILABLE FOR SALE:
Federal Home Loan
   Bank Stock - at cost          $ 3,169,700       $    --       $        --       $ 3,169,700       $ 3,169,700
Preferred and common stock         1,950,981        10,031           352,844         1,608,168         1,608,168
Other securities                  67,955,517            --         4,069,559        63,885,958        63,885,958
                                 -----------       -------       -----------       -----------       -----------
                                 $73,076,198       $10,031       $ 4,422,403       $68,663,826       $68,663,826
                                 ===========       =========     ===========       ===========       ===========

5. In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivatives (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier applications are permitted only as of the beginning of any fiscal quarter. On April 1, 2000 the Corporation adopted SFAS No. 133. Concurrent with the adoption, the Corporation reclassified $12,215,496 of investment securities from the held to maturity category to the available for sale category and recorded $1,381,054 net of taxes of unrealized holding losses in accumulated other comprehensive income.

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                        2000                1999
                                                        ----                ----
      BALANCE AT BEGINNING OF PERIOD,                $ 12,028,753        $ 11,998,724

        Loans charged-off                                (201,339)           (270,798)
        Recoveries                                        196,384             301,229
                                                     ------------        ------------
             Net charge-offs and recoveries                (4,955)             30,431

        Provision for loan losses                              --                  --
                                                     ------------        ------------

BALANCE AT END OF PERIOD                             $ 12,023,798        $ 12,029,155
                                                     ============        ============

                                                        Continued


                                                        SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                       2000                1999
                                                       ----                ----

      BALANCE AT BEGINNING OF PERIOD,             $ 11,737,337        $ 11,919,545

        Loans charged-off                             (201,339)           (270,798)
        Recoveries                                     237,800             380,408
                                                  ------------        ------------
             Net charge-offs and recoveries             36,461             109,610

        Provision for loan losses                      250,000                  --
                                                  ------------        ------------

BALANCE AT END OF PERIOD                          $ 12,023,798        $ 12,029,155
                                                  ============        ============


7.       Nonperforming loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $1,893,742 and $3,064,792 at June 30, 2000 and 1999, respectively. Although the Company has non-performing loans of approximately $1,893,742 at June 30, 2000, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans was $225,364 at June 30, 2000. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at June 30, 2000. The income that was recognized on impaired loans during the six-month period ended June 30, 2000 was $1,331. The cash collected on impaired loans during the period was $9,791, of which $8,460 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this period in 2000 was $5,725. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the six month period ended June 30, 2000.

         From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company's business include the following: general economic conditions, including their impact on capital expenditures, business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.


FINANCIAL CONDITION

         Total consolidated assets as of June 30, 2000 were $576.2 million, an increase of $53.7 million from the $522.5 million reported at year-end, December 31, 1999. This increase is primarily due to a $65.1 million increase in loans, partially offset by a $13.7 million decrease in investment securities. Liabilities increased $51.4 million primarily due to an increase in deposits in the first six months of 2000.

         Total loans increased $65.1 million from the $354.8 million level at December 31, 1999 to $419.9 million at June 30, 2000. This $65.1 million increase in total loans was partially due to a purchase of an $18.8 million loan portfolio in June. This portfolio of 106 performing commercial mortgage loans located primarily in New Jersey and New York, and to a lesser extent, Connecticut and Maine. Additionally, approximately $46.3 million of the increase in loans is attributable to internally generated loan growth in the first six months of 2000. The year-to-date average balance of loans was $389.7 million at June 30, 2000.

          The allowance for loan loss increased $.3 million to $12.0 million at June 30, 2000 from $11.7 million at December 31, 1999. The level of allowance for loan loss reserve represents approximately 2.9% of total loans at June 30, 2000 versus 3.3% at December 31, 1999. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $13.7 million decrease in total investment securities is primarily attributable to scheduled maturities during the six-month period of 2000.

         Total deposits, the primary source of funds, increased $49.6 million to $430.9 million at June 30, 2000, from $381.3 million at December 31, 1999. This increase in deposits is primarily due to an increase in certificates of deposits of $37.3 million, in addition to a $11.3 million increase in NOW and money market deposits. The $37.3 million increase in certificates of deposits was primarily due to a $23.6 million increase in brokered deposits in 2000. The balance of brokered deposits was $131.2 million, representing approximately 30% of total deposits at June 30, 2000.

         Consolidated stockholder's equity increased $2.2 million to $98.1 million at June 30, 2000 from $95.8 million at December 31, 1999. This increase is primarily due to net income of $7.1 million, partially offset by a quarterly cash dividend of $4.2 million. Additionally, stockholder's equity was increased $.9 million due to an downward adjustment in the market value of available-for-sale investment securities during the first six months of 2000.


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

         Consolidated net income for the three months ended, June 30, 2000 was $3,740,370 or $.37 basic earnings per share, as compared to net income of $2,836,206 or $.29 basic earnings per share for the same three month period in 1999. This increase is primarily due to an increase in interest income relating to loans and the investment portfolio in the second quarter of 2000. Consolidated net income for the six months ended, June 30, 2000 was $7,066,737 or $.70 basic earnings per share, as compared to net income of $5,559,543 or $.56 basic earnings per share for the same six month period in 1999. This increase is primarily due to an increase in interest income relating to loans and the investment portfolio in 2000.

         For the second quarter 2000, net interest income was $9.3 million as compared to $7.0 million for the same quarter in 1999, an increase of $2.3 million or 32%. This increase is primarily due to an increase in the average balance in loans in the second quarter period of 2000 versus the same period in 1999. The balance of average loans for the second quarter of 2000 was $406.7 million, as compared to $310.7 million for the same quarter in 1999. This $96 million increase in the average balance of loans represents a 31% increase. Interest income on investment securities increased $.4 million, a 15% increase over the same three-month period in 1999, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings increased $1.8 million to $5.6 million as compared to $3.8 million for the same three-month period in 1999. This increase in interest expense is primarily due to an increase in the average balance of certificates of deposits in the second quarter of 2000. This increase in the average balance of certificates of deposits is primarily due to the increase in higher costing brokered certificates of deposits in 2000. For the comparative six-month period, net interest income, net interest income increased $3.6 million to $17.3 million for the six months ended June 30, 2000 as compared to $13.7 million for same six-month period in 1999. This 26% increase in net income is primarily due to an increase in the average balance of loans in 2000 as compared to 1999. Average loans increased $78.4 million, or 25% increase, for the six-month period in 2000 to $389.7 million from the $311.3 million level for the same six-month period in 1999.

         Provision for loan loss was $0 for the second quarter of 2000 and for the same three-month period in 1999, respectively. Charge-offs and recoveries were $200 thousand and $196 thousand, respectively, for the three-month period ended June 30, 2000 versus $271 and $301 thousand, respectively, for the same three-month period in 1999. For the comparative six-month period, provision for loan loss was $250 thousand for the six months ended, June 30, 2000 as compared to $-0- for the same six-month period in 1999. Charge-offs and recoveries were $201 thousand and $238 thousand, respectively, for the six months ended June 30, 2000 as compared to $271 thousand and $380 thousand respectively for the same six-month period in 1999. Overall, Management considers the current level of allowance for loan loss to be adequate at June 30, 2000.

         Total non-interest income for the three-month period ended June 30, 2000 was $303 thousand as compared to $465 thousand for the same three-month period in 1999. The $162 thousand decrease in 2000 is primarily due to a decrease in gains on sale of real estate. For the comparative six-month period, non-interest income was $635 thousand for the six-months ended June 30, 2000 as compared to $726 thousand for the same six-month period in 1999. This decrease is again primarily due to a decrease in gains on sale of other real estate.

         Total non-interest expense for the three months ended June 30, 2000 was $4 million, an increase of $.8 million, or 24%, as compared to $3.2 million for the same period in 1999. This increase in non-interest expense is primarily due to a $.7 million increase in employee benefits, the result of a $.6 million increase in the reserve for stock appreciation rights recorded in the second quarter of 2000. For the comparative six-month period, non-interest expense was $7.2 million for the six-months ended June 30, 2000 as compared to $6.3 million for the same six-month period in 1999. This 14% increase is primarily due to in $.8 million increase in employee benefits, the result of an increase in the provision for stock appreciation rights of $.6 million recorded in 2000.


CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 2000, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                             JUNE 30, 2000   DECEMBER 31, 1999
                             -------------   -----------------
CAPITAL LEVELS
  Tier 1 leverage ratio            17.5%       18.8%
  Tier 1 risk-based ratio          18.8%       20.4%
  Total risk-based ratio           20.0%       21.6%

CAPITAL PERFORMANCE
  Return on average assets          2.6%(1)     2.6%
  Return on average equity         14.5%(1)    12.8%
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

         The liquidity ratio of the Company remains strong at approximately 32% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2000:


INTEREST RATE SENSITIVITY
(in millions)                                       DAYS             1 TO 5       OVER 5      NON-RATE
                                          --------------------------
ASSETS (1)                                   0 - 90     91 - 365      YEARS       YEARS       SENSITIVE       TOTAL
                                          ----------------------------------------------------------------------------
Interest-bearing deposits in banks         $  0.8        $   --         $   --        $   --         $--           $  0.8
Federal funds sold                           10.2            --             --            --                       10.2
Investment securities:
       Available for sale                     4.8           0.5           24.7          38.7           --          68.7
       Held to maturity                       2.0          15.1           35.1           8.0           --          60.2
                                           ----------------------------------------------------------------------------
    Total investment securities               6.8          15.6           59.8          46.7           --         128.9
Loans: (2)
       Fixed rate (3)                        14.5          29.9          136.9          48.2           --         229.5
       Variable rate                        177.6           9.9            3.3           6.6           --         197.4
                                           ----------------------------------------------------------------------------
    Total loans                             192.1          39.8          140.2          54.8           --         426.9
Other assets (4)                               --            --             --            --          9.4           9.4
                                          =============================================================================
    Total Assets                           $209.9        $ 55.4         $200.0        $101.5       $  9.4        $576.2
                                          =============================================================================

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits       $   --        $ --           $   --           $--       $ 46.2        $ 46.2
       Interest bearing deposits (5)         71.4          --             35.4            --           --         106.8

       Certificate of deposits               16.3          68.8          192.8            --           --         277.9
                                           ----------------------------------------------------------------------------
    Total deposits                           87.7          68.8          228.2            --         46.2         430.9
Mortgage and long term borrowings              --            --           30.5            --           --          30.5
Other liabilities                              --            --             --            --         16.7          16.7
Capital                                        --            --             --            --         98.1          98.1
                                           ----------------------------------------------------------------------------
    Total liabilities & capital            $ 87.7        $ 68.8         $258.7        $   --       $161.0        $576.2
                                           ============================================================================

Net  interest rate  GAP                    $122.2        $(13.4)        $(58.7)       $101.5       ($151.6)
                                           ================================================================

Cumulative interest rate  GAP              $122.2        $108.8         $ 50.1        $151.6          --
                                           ================================================================
GAP to total  assets                          21%           -2%
                                           =====================
GAP to total equity                          125%       -14%
                                           =====================
Cumulative GAP to total assets                21%           19%
                                           =====================
Cumulative GAP to total equity               125%          111%
                                           =====================

(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at June 30, 2000.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

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

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

On Wednesday May 24, 2000, the Annual Meeting of Shareholders of Royal Bancshares of Pennsylvania was convened in Philadelphia, PA at 6:30 PM. The following nominees were elected as Class III Directors of the Registrant to serve for a three-year term:

                                 For          Withhold Authority
                           ------------------ ------------------

Daniel M. Tabas               21,066,741          116,708
Joseph P. Campbell            21,066,854          116,595
Howard Wurzak                 21,136,347           47,102
Murray Stempel III            21,136,347           47,102
James J. McSwiggan, Jr        21,136,347           47,102

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



                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                              (Registrant)



Dated:  August 14th, 2000 /s/ James J.  McSwiggan
                          -------------------------------------------
                              James J. McSwiggan, CFO & Treasurer



Dated: August 14th, 2000  /s/ David J. Greenfield
                         --------------------------------------------
                              David J. Greenfield, Controller & VP