Form 10-Q
period 2000-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2000-11-13
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               for the quarterly period ended: SEPTEMBER 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from:           to
                                            ----------   ----------

                         Commission file number: 0-26366


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
              (Exact name of the bank as specified in its charter)

                 PENNSYLVANIA                       23-2812193
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
                              Yes   X     No
                                 -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Common Stock      Outstanding at September 30, 2000
         --------------------      ---------------------------------
         $2.00 PAR VALUE                   8,194,498

         Class B Common Stock      Outstanding at September 30, 2000
         --------------------      ---------------------------------
         $.10 PAR VALUE                     1,700,280

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                        ASSETS                                                        SEPT. 30, 2000      DEC 31, 1999
                                                                                      --------------      ------------
Cash and due from banks                                                               $  11,583,863       $  17,525,462
Federal funds sold                                                                       44,450,000             200,000
                                                                                      -------------       -------------
                 Total cash and cash equivalents                                         56,033,863          17,725,462
                                                                                      -------------       -------------
Investment securities held to maturity (market value of $57,374,194 at
         September 30, 2000 and $81,493,670 at December 31, 1999)                        57,688,806          83,064,914
Investment securities available for sale - at market value                               70,757,550          59,485,027
Total loans                                                                             407,277,826         354,818,236
     Less allowance for loan losses                                                      12,212,566          11,737,337
                                                                                      -------------       -------------
                 Net loans                                                              395,065,260         343,080,899
Premises and equipment, net                                                               6,328,769           5,784,708
Accrued interest and other assets                                                        13,620,572          13,395,037
                                                                                      -------------       -------------
                                                                                      $ 599,494,820       $ 522,536,047
                                                                                      =============       =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
        Non-interest bearing                                                          $  45,108,279       $  45,541,164
        Interest bearing (includes certificates of deposit in excess of $100,000 of $153,074,403 at September 30, 2000 and
           $126,117,263 at December 31, 1999)                                           403,268,681         335,744,854
                                                                                      -------------       -------------
                 Total deposits                                                         448,376,960         381,286,018
    Accrued interest and other liabilities                                               19,591,455          14,935,932
    Long - term borrowings                                                               30,000,000          30,000,000
    Mortgage payable                                                                        443,607             479,579
                                                                                      -------------       -------------
                 Total liabilities                                                      498,412,022         426,701,529
                                                                                      -------------       -------------
Stockholders' equity
     Common stock
        Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
           8,409,886 at September 30, 2000 and 7,879,349 at December 31, 1999            16,819,772          15,758,698
        Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
           1,700,280 at September 30, 2000 and 1,683,113 at December 31, 1999               170,028             168,311
     Capital surplus                                                                     57,710,432          50,865,395
     Retained earnings                                                                   30,141,764          33,329,374
     Accumulated other comprehensive income or (loss)                                    (1,493,991)         (2,022,053)
                                                                                      -------------       -------------
                                                                                        103,348,005          98,099,725
     Treasury stock - at cost, shares of Class A, 215,388 at September 30, 2000,
       and December 31, 1999                                                             (2,265,207)         (2,265,207)
                                                                                      -------------       -------------
                                                                                        101,082,798          95,834,518
                                                                                      -------------       -------------
                                                                                      $ 599,494,820       $ 522,536,047
                                                                                      =============       =============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                      -------------
                                                                                  2000            1999
                                                                                  ----            ----
Interest income
     Loans, including fees                                                    $11,729,273      $ 8,275,430
     Investment securities held to maturity
         Taxable                                                                1,192,987        1,600,493
         Tax-exempt                                                                    --           11,115
     Investment securities available for sale
         Taxable                                                                1,605,980        1,352,376
         Tax-exempt                                                                    --               --
     Deposits in banks                                                              2,572            2,205
     Federal funds sold                                                           473,799          106,044
                                                                              -----------      -----------
             TOTAL INTEREST INCOME                                             15,004,611       11,347,663
                                                                              -----------      -----------
Interest expense
     Deposits                                                                   5,380,403        3,548,922
     Mortgage payable and other                                                   465,083          470,490
     Federal funds purchased                                                           --               --
                                                                              -----------      -----------
             TOTAL INTEREST EXPENSE                                             5,845,486        4,019,412
                                                                              -----------      -----------
             NET INTEREST INCOME                                                9,159,125        7,328,251
Increase in provision for loan losses                                                  --               --
                                                                              -----------      -----------
             NET INTEREST INCOME AFTER PROVISION
                FOR LOAN LOSSES                                                 9,159,125        7,328,251
                                                                              -----------      -----------

Other income (expense)
     Service charges and fees                                                     235,686          253,437
      Realized gains on sale of investment securities available for sale               --               --
     Gain on sale of other real estate                                                 --          193,883
     Gain on sale of loans                                                             --               --
     Other income                                                                  88,185          567,331
                                                                              -----------      -----------
                                                                                  323,871        1,014,651
                                                                              -----------      -----------
Other expenses
     Salaries & wages                                                           1,634,365        1,280,949
      Employee benefits                                                           689,796          496,723
     Occupancy and equipment                                                      184,058          164,024
     Other operating expenses                                                   1,318,447        1,225,390
                                                                              -----------      -----------
                                                                                3,826,666        3,167,086
                                                                              -----------      -----------

             INCOME BEFORE INCOME TAXES                                         5,656,330        5,175,816
     Income taxes                                                               2,028,626        1,682,263
                                                                              -----------      -----------
             NET INCOME                                                       $ 3,627,704      $ 3,493,553
                                                                              ===========      ===========
     Per share data
         Net income - basic                                                   $       .36      $       .35
                                                                              ===========      ===========
           Net income - diluted                                               $       .35      $       .35
                                                                              ===========      ===========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              ----------------------------
                                                                                  2000            1999
                                                                              -----------     ------------
Interest income
     Loans, including fees                                                    $33,462,721      $24,500,636
     Investment securities held to maturity
         Taxable                                                                3,827,323        4,212,007
         Tax-exempt                                                                    --           33,345
     Investment securities available for sale
         Taxable                                                                4,559,059        3,122,803
         Tax-exempt                                                                    --               --
     Deposits in banks                                                             12,484           13,551
     Federal funds sold                                                           934,392          316,614
                                                                              -----------      -----------
             TOTAL INTEREST INCOME                                             42,795,979       32,198,956
                                                                              -----------      -----------
Interest expense
     Deposits                                                                  14,872,062        9,746,755
     Mortgage payable and other                                                 1,426,550        1,416,405
     Federal funds purchased                                                       17,238            3,001
                                                                              -----------      -----------
             TOTAL INTEREST EXPENSE                                            16,315,850       11,166,161
                                                                              -----------      -----------
             NET INTEREST INCOME                                               26,480,129       21,032,795
Increase in provision for loan losses                                             250,000               --
                                                                              -----------      -----------
             NET INTEREST INCOME AFTER PROVISION
                FOR LOAN LOSSES                                                26,230,129       21,032,795
                                                                              -----------      -----------

Other income (expense)
     Service charges and fees                                                     664,948          641,991
      Realized gains on sale of investment securities available for sale               --               --
     Gain on sale of other real estate                                             53,407          344,531
     Gain on sale of loans                                                             --           27,879
     Other income                                                                 240,072          726,241
                                                                              -----------      -----------
                                                                                  958,427        1,740,642
                                                                              -----------      -----------
Other expenses
     Salaries & wages                                                           4,698,603        4,049,893
      Employee benefits                                                         2,041,304        1,056,855
     Occupancy and equipment                                                      468,031          481,919
     Other operating expenses                                                   3,776,919        3,833,155
                                                                              -----------      -----------
                                                                               10,984,857        9,421,822
                                                                              -----------      -----------

             INCOME BEFORE INCOME TAXES                                        16,203,699       13,351,615
     Income taxes                                                               5,509,258        4,298,519
                                                                              -----------      -----------
             NET INCOME                                                       $10,694,441      $ 9,053,096
                                                                              ===========      ===========
     Per share data
         Net income - basic                                                        $.1.06      $       .91
                                                                              ===========      ===========
           Net income - diluted                                               $      1.05      $       .90
                                                                              ===========      ===========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)



                                                    CLASS A COMMON STOCK        CLASS B COMMON STOCK
                                                    --------------------        --------------------
                                                    SHARES         AMOUNT       SHARES       AMOUNT
                                                    ------         ------       ------       ------
Balance, January 1, 2000                           7,879,349    $15,758,698    1,683,113    $168,311

Net income for the nine months ended Sept. 30,            --             --           --
Conversion of Class B common stock to Class A
  Common stock                                        77,138        154,276      (67,074)     (6,707)
Purchase of treasury stock                                --             --           --          --
5% stock dividend declared                           382,857        765,714       84,241       8,424
Cash dividends on common stock                            --             --           --          --
Cash in lieu of fractional shares                         --             --           --          --
Stock options exercised                               70,542        141,084           --          --
Other comprehensive income (loss), net of
          reclassifications and taxes                     --             --           --          --
                                                   ---------     ----------    ---------    --------
Comprehensive income

Balance, September 30, 2000                        8,409,886    $16,819,772    1,700,280    $170,028
                                                   =========    ===========    =========    ========

         The accompanying notes are an integral part of the financial statement.


             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                                     CAPITAL       RETAINED       TREASURY    COMPREHENSIVE  COMPREHENSIVE
                                                     SURPLUS       EARNINGS        STOCK      INCOME (LOSS)     INCOME
                                                     -------       --------        -----      -------------     ------
Balance, January 1, 2000                           $50,865,395   $33,329,374    $(2,265,207)   $(2,022,053)

Net income for the nine months ended Sept. 30,              --    10,694,441             --             --    $10,694,441
Conversion of Class B common stock to Class A
  Common stock                                              --      (147,569)            --             --             --
Purchase of treasury stock                                  --            --                            --             --
5% stock dividend declared                           6,581,786    (7,355,924)
Cash dividends on common stock                              --    (6,378,558)            --             --             --
Cash in lieu of fractional shares                           --            --             --             --             --
Stock options exercised                                263,251            --             --             --             --
Other comprehensive income (loss), net of
          reclassifications and taxes                       --            --             --        528,062        528,062
                                                   -----------   -----------    -----------    -----------    -----------
Comprehensive income                                                                                          $11,222,503
                                                                                                              ===========
Balance, September 30, 2000                        $57,710,432   $30,141,764    $(2,265,207)   $(1,493,991)
                                                   ===========   ===========    ===========    ===========

         The accompanying notes are an integral part of the financial statement.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)



                                                    CLASS A COMMON STOCK      CLASS B COMMON STOCK
                                                    --------------------      --------------------
                                                   SHARES         AMOUNT       SHARES      AMOUNT
                                                   ------         ------       ------      ------
Balance, January 1, 1999                          7,429,689    $14,859,378    1,630,544   $163,054

Net income for the nine months ended Sept. 30,           --             --           --
Conversion of Class B common stock to Class A
  Common stock                                        4,886          9,772       (4,251)      (426)
Purchase of treasury stock                               --             --           --         --
4% stock dividend declared                          288,728        577,456       65,296      6,530
Cash dividends on common stock                           --             --           --         --
Cash in lieu of fractional shares                        --             --           --         --
Stock options exercised                             145,844        291,688           --         --
Other comprehensive income (loss), net of
          reclassifications and taxes                    --             --           --         --
                                                  ---------     ----------    ---------   --------
Comprehensive income


Balance, September 30, 1999                       7,869,147    $15,738,294    1,691,589   $169,158
                                                  =========    ===========    =========   ========

         The accompanying notes are an integral part of this statement.


            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                    CAPITAL       RETAINED       TREASURY    COMPREHENSIVE   COMPREHENSIVE
                                                    SURPLUS       EARNINGS        STOCK      INCOME (LOSS)     INCOME
                                                    -------       --------        -----      -------------     ------
Balance, January 1, 1999                          $45,392,659   $34,556,343    $(2,145,085)   $ 1,242,919

Net income for the nine months ended Sept. 30,             --     9,053,096             --             --    $ 9,053,096
Conversion of Class B common stock to Class A
  Common stock                                             --        (9,347)            --             --             --
Purchase of treasury stock                                 --            --       (110,971)            --             --
4% stock dividend declared                          4,867,469    (5,451,455)                                          --
Cash dividends on common stock                             --    (5,833,483)            --             --             --
Cash in lieu of fractional shares                          --        (3,245)            --             --             --
Stock options exercised                               603,779            --             --             --             --
Other comprehensive income (loss), net of
          reclassifications and taxes                      --            --             --     (2,108,217)    (2,108,217)
                                                  -----------   -----------    -----------    -----------    -----------
Comprehensive income                                                                                         $ 6,944,879
                                                                                                             ===========

Balance, September 30, 1999                       $50,863,907   $32,311,909    $(2,256,056)   $   865,298)
                                                  ===========   ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,

Cash flows from operating activities                                          2000               1999
                                                                              ----               ----
     Net income                                                           $ 10,694,441       $  9,053,096
     Adjustments to reconcile net income to
             net cash provided by operating activities
         Depreciation                                                          186,022            310,509
           Provision (recovery) of loan loss reserve (credit)                  250,000                 --
         Accretion of investment securities discount                           (71,884)          (176,356)
         Amortization of investment securities premium                         199,743            339,819
         Amortization of deferred loan fees                                   (132,305)          (304,044)
         Accretion of discount on loans purchased                           (1,952,203)        (1,246,188)
         (Benefit) provision for deferred income taxes                        (458,543)        (1,244,237)
         (Gain) loss on other real estate                                      (53,407)          (344,531)
         (Gain) on sale of loans                                                    --            (27,879)
           (Gain) on sale of investment securities                                  --                 --
      Changes in assets and liabilities:
         (Increase) decrease in accrued interest receivable                   (850,932)          (395,052)
         (Increase) decrease in other assets                                 2,089,500            214,594
         Increase (decrease) in accrued interest payable                     2,794,861            823,407
         Increase in unearned income on loans                                  (34,972)           200,707
         Increase (decrease) in other liabilities                            1,860,662          2,329,482
                                                                          ------------       ------------
                 Net cash provided by operating activities                  14,520,983          9,533,327

Cash flows from investing activities
     Net (decrease) in interest bearing balances in banks                           --                 --
     Proceeds from calls/maturities of HTM investment securities            15,125,259         12,296,074
      Proceeds from calls/maturities of AFS investment securities            1,650,000                 --
     Purchase of HTM investment securities                                          --        (32,054,625)
      Purchase of AFS investment securities                                 (2,261,471)       (26,350,883)
      Purchase of loans                                                    (32,299,245)       (20,576,158)
     Net (increase) decrease in loans                                      (18,767,789)        12,547,436
     Purchase of premises and equipment                                       (730,083)          (686,862)
                                                                          ------------       ------------
                 Net cash (used in) provided by investing activities       (37,283,329)       (54,825,018)

Cash flows from financing activities:
     Net (decrease) in non-interest bearing and
         interest bearing demand deposits and savings accounts              29,443,233            183,459
     Net increase (decrease) in certificates of deposit                     37,647,709         56,994,419
     Mortgage payments                                                         (45,972)           (35,252)
     Net (decrease) increase in short term borrowings                               --                 --
     Cash dividends                                                         (6,378,558)        (5,833,483)
     Cash in lieu of fractional shares                                              --             (3,245)
     Issuance of common stock under stock option plans                         404,335            895,467
     Purchase of treasury stock                                                     --           (110,972)
                                                                          ------------       ------------
                 Net cash provided by (used in) financing activities        61,070,747         52,090,393
                 NET (DECREASE) INCREASE IN
                     CASH AND CASH EQUIVALENTS                              38,308,401          6,798,702
Cash and cash equivalents at beginning of year                              17,725,462         19,242,654
                                                                          ------------       ------------
Cash and cash equivalents at end of period                                $ 56,033,863       $ 26,041,356
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

2. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


                                                    Nine months ended September 30, 2000
                                                    ------------------------------------
                                                  Income        Average shares     Per share
                                                (numerator)     (denominator)       amount
                                                -----------     -------------       ------
Basic EPS
   Income available to common shareholders      $10,694,458       10,123,081      $      1.06
Effect of dilutive securities
   Stock options                                                     106,509
                                                -----------      -----------      -----------
Diluted EPS
   Income available to common shareholders
       plus assumed exercise of options         $10,694,458       10,229,590      $      1.05
                                                ===========      ===========      ===========

                                                                     (continued)

                                                   Nine months ended September 30, 1999
                                                   ------------------------------------
                                                  Income       Average shares    Per share
                                                (numerator)    (denominator)      amount
                                                -----------    -------------      ------
Basic EPS
   Income available to common shareholders      $9,053,096       9,972,521      $     0.91
Effect of dilutive securities
   Stock options                                                   103,832
                                                ----------      ----------      ----------
Diluted EPS
   Income available to common shareholders
       plus assumed exercise of options         $9,053,096      10,076,353      $     0.90
                                                ==========      ==========      ==========

EPS is calculated on the basis of the weighted average number of shares outstanding of 10,123,081 and 9,972,521 for the nine months ended September 30, 2000 and 1999, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2000.

                                                    Three months ended Sept. 30, 2000
                                                    ---------------------------------
                                                 Income       Average shares     Per share
                                               (numerator)    (denominator)       amount
                                               -----------    -------------       ------
Basic EPS
   Income available to common shareholders      $3,627,704      10,149,812      $     0.36
Effect of dilutive securities
   Stock options                                                   127,137
                                                ----------      ----------      ----------
Diluted EPS
   Income available to common shareholders
       plus assumed exercise of options         $3,627,704      10,276,949      $     0.35
                                                ==========      ==========      ==========


                                                    Three months ended Sept. 30, 1999
                                                    ---------------------------------
                                                 Income       Average shares     Per share
                                               (numerator)    (denominator)       amount
                                               -----------    -------------       ------
Basic EPS
   Income available to common shareholders      $3,493,553      10,004,494      $     0.35
Effect of dilutive securities
   Stock options                                                   103,705
                                                ----------      ----------      ----------
Diluted EPS
   Income available to common shareholders
       plus assumed exercise of options         $3,493,553      10,108,199      $     0.35
                                                ==========      ==========      ==========

EPS is calculated on the basis of the weighted average number of shares outstanding of 10,149,812 and 10,004,494 for the three months ended September 30, 2000 and 1999, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2000.

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at September 30, 2000 are as follows: AMORTIZED

                                      AMORTIZED
                                         OR               GROSS            GROSS          APPROXIMATE
                                      PURCHASED         UNREALIZED      UNREALIZED           MARKET             CARRYING
                                        COST              GAINS           LOSSES             VALUE                VALUE
                                  ------------------  ---------------  --------------  -------------------  ------------------
HELD TO MATURITY:
US agencies                              $5,651,227         $     --         $10,904           $5,640,323          $5,651,227
Corporate debt securities                52,037,579          267,090         570,798           51,733,871          52,037,579
                                  ------------------  ---------------  --------------  -------------------  ------------------
                                        $57,688,806         $267,090        $581,702          $57,374,194         $57,688,806
                                  ==================  ===============  ==============  ===================  ==================


AVAILABLE FOR SALE:
Federal Home Loan


   Bank Stock - at cost                  $3,169,700           $   --      $       --           $3,169,700          $3,169,700
Preferred and common stock                1,950,980            8,035         186,906            1,772,109           1,772,109
Other securities                         67,900,490               --       2,084,749           65,815,741          65,815,741
                                  ------------------  ---------------  --------------  -------------------  ------------------
                                        $73,021,170           $8,035      $2,271,655          $70,757,550         $70,757,550
                                  ==================  ===============  ==============  ===================  ==================


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

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                               THREE MONTHS ENDED SEPT 30,
                                               ---------------------------
                                                  2000             1999
                                                  ----             ----
    BALANCE AT BEGINNING OF PERIOD,            $12,023,798      $12,029,155

      Loans charged-off                                 --               --
      Recoveries                                   188,768          427,777
                                               -----------      -----------
           Net charge-offs and recoveries          188,768          427,777

      Provision for loan losses                         --               --
                                               -----------      -----------

    BALANCE AT END OF PERIOD                   $12,212,566      $12,456,932
                                               ===========      ===========

                                                                   Continued....

                                             NINE MONTHS ENDED SEPT.  30,
                                          --------------------------------
                                               2000               1999
                                          -------------       ------------
BALANCE AT BEGINNING OF PERIOD,            $ 11,737,337       $ 11,919,545

  Loans charged-off                            (201,339)          (270,798)
  Recoveries                                    426,568            808,185
                                           ------------       ------------
       Net charge-offs and recoveries           225,229            537,387

  Provision for loan losses                     250,000                 --
                                           ------------       ------------

BALANCE AT END OF PERIOD                   $ 12,212,566       $ 12,456,932
                                           ============       ============

7.       Nonperforming loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,714,937 and $2,202,582 at September 30, 2000 and 1999, respectively. Although the Company has non-performing loans of approximately $4,714,937 at September 30, 2000, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans was $212,413 at September 30, 2000. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at September 30, 2000. The income that was recognized on impaired loans during the nine-month period ended September 30, 2000 was $1,323. The cash collected on impaired loans during the period was $14,275, of which $12,952 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this period in 2000 was $6,041. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the nine month period ended September 30, 2000.

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


FINANCIAL CONDITION

         Total consolidated assets as of September 30, 2000 were $599.5 million, an increase of $77.0 million from the $522.5 million reported at year-end, December 31, 1999. This increase is primarily due to a $52 million increase in loans, partially offset by a $14.1 million decrease in investment securities. Total liabilities increased $71.7 million primarily due to an increase in deposits in the first nine months of 2000.

         Total loans increased $52.5 million from the $354.8 million level at December 31, 1999 to $407.3 million at September 30, 2000. This $52 million increase in total loans was partially due to a purchase of an $18.8 million loan portfolio. This portfolio of 106 performing commercial mortgage loans located primarily in New Jersey and New York, and to a lesser extent, Connecticut and Maine. Additionally, approximately $33.2 million of the increase in loans is attributable to internally generated loan growth in the first nine months of 2000. The year-to-date average balance of loans was $381.3 million at September 30, 2000.

         The allowance for loan loss increased $.5 million to $12.2 million at September 30, 2000 from $11.7 million at December 31, 1999. The level of allowance for loan loss reserve represents approximately 3.0% of total loans at September 30, 2000 versus 3.3% at December 31, 1999. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $14.1 million decrease in total investment securities is primarily attributable to scheduled maturities during the nine-month period of 2000. Hold-to-maturity (HTM) investment securities decreased $25.4 million for this period, while available-for-sale (AFS) investment securities increased $11.3 million.

         Total deposits, the primary source of funds, increased $67.1 million to $448.4 million at September 30, 2000, from $381.3 million at December 31, 1999. This increase in deposits is primarily due to an increase in certificates of deposits of $37.6 million, in addition to an $28.9 million increase in NOW and money market deposits. The $37.3 million increase in certificates of deposits was primarily due to a $23 million increase in brokered deposits in 2000. The balance of brokered deposits was $130.6 million, representing approximately 29% of total deposits at September 30, 2000. The $28.9 million increase in NOW and money market deposits is primarily due to the introduction of the Royal Treasury account in March 2000. This is a new money market deposit account that pays interest based on the U.S. Treasury 91 day rate. This new deposit product has been successful in attracting $38.5 million dollars in new deposits at September 30, 2000.

         Consolidated stockholder's equity increased $5.2 million to $101.1 million at September 30, 2000 from $95.8 million at December 31, 1999. This increase is primarily due to net income of $10.7 million, partially offset by three quarterly cash dividends totaling $6.4 million. Additionally, stockholder's equity was increased $.5 million due to an upward adjustment in the market value of available-for-sale investment securities during the first nine months of 2000. Employee stock options exercised in 2000 also increased stockholders' equity by $.4 million.


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

         Consolidated net income for the three months ended, September 30, 2000 was $3,627,704 or $.36 basic earnings per share, as compared to net income of $3,493,553 or $.35 basic earnings per share for the same three month period in 1999. This increase is primarily due to an increase in interest income relating to loans and the investment portfolio in 2000, partially offset by one time income of $694 thousand recorded in the third quarter of 1999. Consolidated net income for the nine months ended, September 30, 2000 was $10,694,441 or $1.06 basic earnings per share, as compared to net income of $9,053,096 or $.91 basic earnings per share for the same nine month period in 1999. This increase is primarily due to an increase in interest income relating to loans and the investment portfolio in 2000.

         For the third quarter 2000, net interest income was $9.2 million as compared to $7.3 million for the same quarter in 1999, an increase of $1.9 million or 25%. This increase is primarily due to an increase in the average balance in loans in the third quarter period of 2000 versus the same period in 1999. The balance of average loans for the third quarter of 2000 was $407.7 million, as compared to $298.5 million for the same quarter in 1999. This $109.2 million increase in the average balance of loans represents a 36% increase. Interest income on investment securities increased $.2 million, a 7% increase over the same three-month period in 1999, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings increased $1.8 million to $5.8 million as compared to $4.0 million for the same three-month period in 1999. This increase in interest expense is primarily due to an increase in the average balance of certificates of deposits, in addition to an increase in interest expense on NOW and money market deposits in the third quarter of 2000. This increase in the average balance of certificates of deposits is primarily due to the increase in higher costing brokered certificates of deposits in 2000. The increase in Now and money market deposits is due to the introduction of a new deposit product in March 2000. For the comparative nine-month period, net interest income increased to $5.5 million to $26.5 million as compared to $21 million for same nine-month period in 1999. This 26% increase in net income is primarily due to an increase in the average balance of loans in 2000 as compared to 1999. Average loans increased $77.2 million, or 25% increase, for the nine-month period in 2000 to $387.9 million from the $310.7 million level for the same nine-month period in 1999.

         Provision for loan loss was $0 for the third quarter of 2000 and for the same three-month period in 1999, respectively. Charge-offs and recoveries were $0 and $189 thousand, respectively, for the three-month period ended September 30, 2000 versus $0 and $428 thousand, respectively, for the same three-month period in 1999. For the comparative nine-month period, provision for loan loss was $250 thousand for the nine months ended, September 30, 2000 as compared to $-0- for the same nine-month period in 1999. Charge-offs and recoveries were $201 thousand and $427 thousand, respectively, for the nine months ended September 30, 2000 as compared to $271 thousand and $808 thousand, respectively, for the same nine-month period in 1999. Overall, Management considers the current level of allowance for loan loss to be adequate at September 30, 2000.

         Total non-interest income for the three-month period ended September 30, 2000 was $324 thousand as compared to $1 million for the same three-month period in 1999. The $.7 million thousand decrease in 2000 is primarily due to a decrease in gains on sale of real estate, in addition to a one-time receipt of $.5 million payment from the Commonwealth of Pennsylvania as refund of Pennsylvania Shares tax in 1999. For the comparative nine-month period, non-interest income was $958 thousand for the nine-months ended September 30, 2000 as compared to $1.7 million for the same nine-month period in 1999. This decrease is again primarily due to a decrease in gains on sale of other real estate and the Pennsylvania Shares tax refund discussed previously.

         Total non-interest expense for the three months ended September 30, 2000 was $3.8 million, an increase of $.7 million, or 22%, as compared to $3.2 million for the same period in 1999. This increase in non-interest expense is primarily due to a $.4 million increase in salaries, a $.2 million increase in employee benefits, and a $.1 million increase in other operating expenses. For the comparative nine-month period, non-interest expense was $10.9 million for the nine-months ended September 30, 2000 as compared to $9.4 million for the same nine-month period in 1999. This 17% increase is primarily due to a $1 million increase in employee benefits, the result of an increase in the provision for stock appreciation rights of $.9 million recorded in 2000 due to a corresponding increase in the price of the company's stock at September 30, 2000. Additionally, salary expense increased $.6 million, or 16%, primarily due to increase in the new employee bonus program for 2000.


POST REPORTING PERIOD EVENTS

         In 1994, the Company invested approximately $4,250,000 in Christ Church Hospital d/b/a Kearsley ("Kearsley"), and was to receive $5,214,031 in low-income housing tax credits. Kearsley is a 227 year-old assisted living/nursing care facility located in Philadelphia, PA. Through December 31, 1999, the Company received $1,944,397 of these tax credits. During October 2000, Kearsley notified the Company's management that they had undergone an examination by the Pennsylvania Housing Finance Authority ("PHFA"). The PHFA is charged by the Internal Revenue Service with the responsibility for reviewing all low-income housing tax credit projects within the State of Pennsylvania to insure that they comply with the Internal Revenue Code. The results of the examination disclosed that Kearsley was not in compliance with Internal Revenue code requirements. Accordingly, the Internal Revenue has notified Kearsley that unless the project is brought back into compliance, the investment tax credits for 2000 would not be available. Additionally, it could be determined by the PHFA that all tax credits claimed in prior years would have to be recaptured. The management of Kearsley is working closely with the PHFA to bring the project back into compliance and is confident that it will be successful in bringing the project into compliance prior to December 31, 2000.


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

         The liquidity ratio of the Company remains strong at approximately 30% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2000:


INTEREST RATE SENSITIVITY                            DAYS
(IN MILLIONS)                                --------------------      1 TO 5       OVER 5      NON-RATE
ASSETS (1)                                   0 - 90      91 - 365       YEARS        YEARS      SENSITIVE     TOTAL
----------                                   ------      --------       -----        -----      ---------     -----
Interest-bearing deposits in banks          $  0.4       $   --        $   --        $   --      $   --       $  0.4
Federal funds sold                            44.5           --            --            --          --         44.5
Investment securities:
       Available for sale                      4.9          0.5          26.4          38.9          --         70.7
       Held to maturity                        4.5          6.7          38.6           7.9          --         57.7
                                            ------       ------        ------        ------      ------       ------
    Total investment securities                9.4          7.2          65.0          46.8          --        128.4
Loans: (2)
       Fixed rate (3)                          9.6         20.2         134.0          52.5          --        216.3
       Variable rate                         178.4          8.9           3.6           6.0          --        196.9
                                            ------       ------        ------        ------      ------       ------
    Total loans                              188.0         29.1         137.6          58.5          --        413.2
Other assets (4)                                --           --            --            --        13.0         13.0
                                            ------       ------        ------        ------      ------       ------
    Total Assets                            $242.3       $ 36.3        $202.6        $105.3      $ 13.0       $599.5
                                            ======       ======        ======        ======      ======       ======

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits        $   --       $   --        $   --        $   --     $  45.1       $ 45.1
       Interest bearing deposits (5)         103.3           --          21.8            --          --        125.1
       Certificate of deposits                21.2         63.8         193.1            --          --        278.1
                                            ------       ------        ------        ------      ------       ------
    Total deposits                           124.5         63.8         214.9                      45.1        448.3
Mortgage and long term borrowings               --           --          30.4            --          --         30.4
Other liabilities                               --           --            --            --        19.7         19.7
Capital                                         --           --            --            --       101.1        101.1
                                            ------       ------        ------        ------      ------       ------
    Total liabilities & capital             $124.5       $ 63.8        $245.3        $   --      $165.9       $599.5
                                            ======       ======        ======        ======      ======       ======

Net interest rate GAP                       $117.8       $(27.5)       $(42.7)       $105.3     ($152.9)
                                            ======       ======        ======        ======      ======

Cumulative interest rate GAP                $117.8       $ 90.3        $ 47.6        $152.9          --
                                            ======       ======        ======        ======      ======
GAP to total assets                            20%          -5%
                                            ======       ======
GAP to total equity                           118%         -28%
                                            ======       ======
Cumulative GAP to total assets                 20%          15%
                                            ======       ======
Cumulative GAP to total equity                118%          91%
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

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at September 30, 2000.

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


CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At September 30, 2000, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                          SEPT. 30, 2000     DECEMBER 31, 1999
                                          --------------     -----------------
         CAPITAL LEVELS
           Tier 1 leverage ratio              17.3%                18.8%
           Tier 1 risk-based ratio            19.4%                20.4%
           Total risk-based ratio             20.6%                21.6%

         CAPITAL PERFORMANCE
           Return on average assets          2.5%(1)                2.6%
           Return on average equity          14.5%(1)              12.8%
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



                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                  (Registrant)



Dated:  November 13th, 2000          /s/ James J. McSwiggan
                                         ---------------------------------------
                                         James J. McSwiggan, CFO & Treasurer



Dated: November 13th, 2000           /s/ David J. Greenfield
                                         ---------------------------------------
                                         David J. Greenfield, Controller & VP