Form 10-K405
period 2000-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2001-04-02
CIK 922487

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ___________ to ___________

                         Commission File Number 0-26366

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                              23-2812193
     -------------------------------                  -------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                  Identification No.)

               732 MONTGOMERY AVENUE, NARBERTH, PENNSYLVANIA 19072
               ---------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code  (610) 668-4700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: CLASS A COMMON STOCK
                                                            ($2.00 PAR VALUE)

                                                            CLASS B COMMON STOCK
                                                            ($.10 PAR VALUE)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of common shares of the Registrant held by non-affiliates, based on the closing sale price as of February 28, 2001 was $72,592,647.

       As of February 28, 2001, the Registrant had 8,589,490 and 1,817,329 shares outstanding of Class A and Class B common stock, respectively.

ITEM 1. BUSINESS.

THE COMPANY

      Royal Bancshares of Pennsylvania, Inc. ("RBPA" or the "Registrant") is a Pennsylvania business corporation and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank of Pennsylvania (the "Bank"), all of the outstanding shares of common stock of the Bank were acquired by the RBPA and were exchanged on a one-for-one basis for common stock of RBPA. The principal activities of RBPA are owning and supervising the Bank, which engages in a general banking business in Montgomery County, Pennsylvania. RBPA also has a wholly owned nonbank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. At December 31, 2000, RBPA had consolidated total assets of approximately $630.1 million, total deposits of approximately $472.6 million and stockholders' equity of approximately $103.5 million.

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

THE BANK

      The Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. The Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by Daniel M. Tabas in 1980. Royal Bank of Pennsylvania is an insured bank under the Federal Deposit Insurance Corporation (the "FDIC").

      The Bank derives its income principally from interest charged on loans and interest on investment securities and fees received in connection with the origination of loans and other services. The Bank's principal expenses are interest expense on deposits and operating expenses. Principally operating revenues, deposit growth and the repayment of outstanding loans provide funds for activities.

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

      The Bank conducts business operations as a commercial bank offering checking accounts, savings and time deposits, and loans, including residential mortgages, home equity and SBA loans. The Bank also offers safe deposit boxes, collections, and other customary bank services (excluding trust) to its customers. Drive-up, ATM, and night depository facilities are available. Services may be added or deleted from time to time. The services offered and the business of the Bank is not subject to significant seasonal fluctuations. The Bank is a member of the Federal Reserve Fedline Wire Transfer System. The Bank became 16.5% partner in Bankers Settlement Services of Eastern Pennsylvania, L.L.C., a title company. The Bank, together with five other banks in the area, formed this title company on August 16, 2000.

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

      Employees. RBPA employed approximately 135 persons on a full-time equivalent basis as of December 31, 2000.

      Deposits. At December 31, 2000, total deposits of the Bank were distributed among demand deposits (10%), money market deposit accounts, savings and Super Now (28%) and time deposits (62%). At year-end 2000, deposits increased $91.3 million from year-end 1999, or 24%, primarily due to an increase in certificate of deposits and money market deposits.

      Lending. At December 31, 2000, the Bank had a total loan portfolio of $423.9 million, representing 67% of total assets. The loan portfolio is categorized into commercial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, and installment loans.

      Current market and regulatory trends in banking are changing the basic nature of the banking industry. The Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with the Bank's size, objective of profit maintenance and stable capital structure.

NON-BANK SUBSIDIARY

      On June 30, 1995, RBPA established a special purpose Delaware investment company, Royal Investments of Delaware, Inc., ("RID") as a wholly owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. RID buys, holds and sells investment securities. At December 31, 2000, total assets of RID were $30.6 million, of which $20.7 million was held in cash and cash equivalents and $2.5 million was held in investment securities.

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

      In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental resources or to any other person by virtue of the fact that the lender engages in such commercial lending practices. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substances on or from the property, or knowingly and willfully compelled the borrower to commit an action, which caused such release or violation of an environmental act. The Economic Development Agency, Fiduciary and Lender

Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

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

Narberth Office (1)                   Villanova Office                   King of Prussia Office (1)
732 Montgomery Ave                    801 East Lancaster Avenue          Rt. 202 at Wilson Road
Narberth, Pa. 19072                   Villanova, Pa. 19085               King of Prussia, Pa. 19406

Philadelphia  Offices                 Shillington Office                 Bridgeport Office (1)
- One Penn Square West                516 East Lancaster Avenue          105 W. 4th Street
  30 South 15th Street                Shillington. Pa 19607              Bridgeport, Pa. 19406
  Philadelphia, Pa 19102
                                      Trooper Office(1)                  Upper Merion Office
- 1340 Walnut Street                  Trooper & Egypt Roads              Beidler & Henderson Roads
  Philadelphia, Pa. 19107             Trooper, Pa. 19401                 King of Prussia, Pa. 19406

- 401 Fairmount Avenue (1)            Reading Office                     Phoenixville Office (1)
  Philadelphia, Pa. 19123             501 Washington Street              808 Valley Forge Road
                                      Reading, Pa. 19601                 Phoenixville, Pa. 19460
Jenkintown Office (1)
600 Old York Road                     Delaware Loan Office(2)
Jenkintown, Pa 19046                  The Rodney Square Club
                                      1100 North Market Street
                                      Wilmington, Delaware 19801

----------
(1) owned     (2) Lease expired 2/28/01

      The Bank owns six of the above properties. One property is subject to a mortgage. The remaining seven properties are leased with expiration dates between 2000 and 2004. The Bank also leases storage warehouse space in Bridgeport, Pa. at an annual rate of $10 thousand. During 2000, the Bank made aggregate lease payments of approximately $388 thousand. The Bank believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for RBPA's purposes. The Bank also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      On September 6, 1988 the Registrant's Class A Common Stock commenced trading on the NASDAQ National Market System (NASDAQ/NMS). The Registrant's NASDAQ Symbol is RBPAA and is included in the NASDAQ National Market Stock Table, which is published in most major newspapers. The following table presents the high, low and closing transaction prices on all NASDAQ/NMS securities. There is no market for the registrant's Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the range of high, low-end and closing bid prices for the Registrant's stock as reported by NASDAQ

                                   BID PRICES

           2000                                    HIGH       LOW     CLOSE
           ----                                    ----       ---     -----
           First Quarter ......................   $14.229   $11.792   $12.024
           Second Quarter .....................    15.854    14.250    14.603
           Third Quarter ......................    17.167    15.792    16.012
           Fourth Quarter .....................    16.209    14.750    14.246

           1999                                    HIGH       LOW     CLOSE
           ----                                    ----       ---     -----
           First Quarter ......................   $16.542   $15.667   $14.172
           Second Quarter .....................    16.396    14.833    14.229
           Third Quarter ......................    15.896    15.146    13.908
           Fourth Quarter .....................    15.292    14.458    13.748

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

      The approximate number of recorded holders of the Registrant's Class A and Class B Common Stock, as of February 28, 2001, is shown below:

      TITLE OF CLASS                          NUMBER OF RECORD HOLDERS
      --------------------                    ------------------------
      Class A Common Stock                            409
      Class B Common Stock                            163

Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was approximately 456 as of February 28, 2001.

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

       On October 20, 1999, the board of directors of the Registrant declared a 5% stock dividend on both its Class a Common stock and Class B common stock shares payable on January 17, 2000, to shareholders of record on January 3, 2000. The stock dividend resulted in the issuance of 382,857 additional shares of Class A common stock and 84,234 additional shares of Class B common stock.

      On January 17, 2001, the board of directors of the Registrant declared a 5% stock dividend on both its Class a Common stock and Class B common stock shares payable on February 12, 2001, to shareholders of record on January 29, 2001. The stock dividend resulted in the issuance of 408,197 additional shares of Class A common stock and 86,614 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

      Cash Dividends. The Registrant paid cash dividends in each quarter of 2000 and 1999 for holders of Class A Common Stock and for holders of Class B common stock. This resulted in a charge to retained earnings of approximately $8.5 million and $7.8 million for 2000 and 1999, respectively. The following table sets forth on a quarterly basis the dividend paid to holders of each Class A and Class B common stock for 2000 and 1999, adjusted to give effect to the stock dividends paid.

                                                   CASH DIVIDENDS PER SHARE
                                                   ------------------------
           2000                                      CLASS A     CLASS B
           ----                                      -------     -------
           First Quarter ......................       $.21       $.2415
           Second Quarter .....................       $.21       $.2415
           Third Quarter ......................       $.21       $.2415
           Fourth Quarter .....................       $.21       $.2415

                                                   CASH DIVIDENDS PER SHARE
                                                   ------------------------
           1999                                      CLASS A     CLASS B
           ----                                      -------     -------
           First Quarter ......................       $.21       $.2415
           Second Quarter .....................       $.21       $.2415
           Third Quarter ......................       $.21       $.2415
           Fourth Quarter .....................       $.21       $.2415

      Future dividends must necessarily depend upon net income, capital requirements, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy. Cash dividends available for dividend distributions to the shareholders of the Registrant must initially come from dividends paid by the Bank to the Registrant. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Registrant. Under the Pennsylvania Banking Code of 1965, as amended, the Bank places a restriction on the availability of capital surplus for payment of dividends.

      Under the Pennsylvania Business Corporation Law of 1988, as amended, the Registrant may pay dividends only if after payment the Registrant would be able to pay its debts as they become due in the usual course of business and the total assets are greater than the sum of its total liabilities plus the amount that would be needed if the Registrant were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. See Regulatory Matters Note to the Consolidated Financial Statements in Item 8 of this report.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial and operating information for RBPA should be read in conjunction with ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes in ITEM 8:

                                                                        YEARS ENDED DECEMBER 31,
                                                                             (IN THOUSANDS)
                                                   ------------------------------------------------------------------
INCOME STATEMENT DATA                                2000           1999          1998          1997           1996
                                                   --------       --------      --------      --------       --------
Interest income                                    $ 58,875       $ 44,682      $ 40,640      $ 33,372       $ 33,618
Interest expense                                     22,549         15,922        13,163        10,048         10,054
                                                   --------       --------      --------      --------       --------
Net interest income                                  36,326         28,760        27,477        23,324         23,564
Increase (Decrease) Provision for loan losses           250             --         4,770        (2,118)        (1,488)
                                                   --------       --------      --------      --------       --------
Net interest income after loan loss provision        36,076         28,760        22,707        25,442         25,052
    Gains on sale of loans                               --             45             4            29            427
    Gains on sale of real estate                         53            350            --         1,204          2,016
    (Losses) on AFS investment securities            (1,302)            --            --            --             --
    Other income                                      1,206          1,644         3,570         1,392          1,788
                                                   --------       --------      --------      --------       --------
Total other income                                      (43)         2,039         3,574         2,625          4,231
Income before other expenses & income taxes          36,033         30,799        26,281        28,067         29,283
Non-interest expenses:
    Salaries and benefits                             7,979          7,265         5,028         9,546          9,602
    Other                                             5,812          5,865         5,845         5,088          5,537
                                                   --------       --------      --------      --------       --------
Total other expenses                                 13,791         13,130        10,873        14,634         15,139
                                                   --------       --------      --------      --------       --------
Income before taxes                                  22,242         17,669        15,408        13,433         14,144
Income taxes                                          7,982          5,564         4,624         4,074          3,907
                                                   --------       --------      --------      --------       --------
Net income                                         $ 14,260       $ 12,105      $ 10,784      $  9,359       $ 10,237
                                                   ========       ========      ========      ========       ========

Basic earnings per share (1)                       $   1.34       $   1.15      $   1.04      $    .90       $   1.00
                                                   --------       --------      --------      --------       --------
Diluted earnings per share (1)                     $   1.32       $   1.14      $   1.03      $    .89       $    .97
                                                   --------       --------      --------      --------       --------

----------
(1) Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 5% stock dividend in February 2001, a 5% stock dividend in 2000, a 4% stock dividend in 1999, a 4% stock dividend in 1998, a 4% stock dividend in 1997, and a 6% stock dividend in 1996.

                                                                 AS OF DECEMBER 31,
                                        --------------------------------------------------------------------
BALANCE SHEET DATA                        2000           1999           1998           1997           1996
                                        --------       --------       --------       --------       --------
(in thousands)
Total assets                            $630,081       $522,536       $427,622       $416,598       $355,149
Total average assets                     573,780        469,193        407,623        342,361        343,360
Loans, net                               411,973        343,081        292,556        282,711        199,933
Total deposits                           472,582        381,286        290,390        265,363        254,183
Total long term debt                      30,000         30,000         30,365         31,063          4,814
Total stockholders' equity               103,502         95,835         94,069         89,505         84,581
Total average stockholders' equity        99,126         94,824         91,374         86,572         80,910
Return on average assets                    2.5%           2.6%           2.6%           2.7%           3.0%
Return on average equity                   14.3%          12.8%          11.8%          10.8%          12.7%
Average equity to average assets           17.3%          20.2%          22.4%          25.3%          23.6%
Cash dividend payout ratio                 59.7%          64.9%          66.6%         56.97%          19.2%

AVERAGE BALANCES

      The following table presents the average daily balances of assets, liabilities and stockholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                                  2000                           1999                           1998
                                     ----------------------------   ----------------------------   ----------------------------
                                      AVERAGE              YIELD/    AVERAGE              YIELD/    AVERAGE              YIELD/
ASSETS (In thousands)                 BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                                     --------   --------   ------   --------   --------   ------   --------   --------   ------
Interest bearing deposits in banks   $    559   $     23    4.11%   $    430   $     16    3.72%   $    505   $     24    4.75%
Federal funds                          24,117      1,531    6.35%     11,345        558    4.92%     25,210      1,372    5.44%
Investment securities:
  Held to maturity:
     Taxable                           67,050      5,115    7.63%     78,251      5,726    7.32%     46,946      3,228    6.88%
     Nontaxable (1)                        --         --      --         694         82   11.82%      3,098        314   10.14%
                                     --------   --------   ------   --------   --------   ------   --------   --------   ------
          Total held to maturity       67,050      5,115    7.63%     78,945      5,808    7.36%     50,044      3,542    7.08%
  Available for sale
     Taxable                           67,185      6,177    9.19%     51,617      4,512    8.74%     27,419      2,296    8.37%
                                     --------   --------   ------   --------   --------   ------   --------   --------   ------
Total investment securities           134,235     11,292    8.41%    130,562     10,320    7.90%     77,463      5,838    7.54%
Loans: (2)
  Commercial & industrial             182,359     19,580   10.74%    139,639     15,374   11.01%    116,823     13,783   11.80%
  Commercial mortgages                213,281     25,326   11.87%    170,282     17,131   10.06%    170,690     18,279   10.71%
  Other loans (1)                       9,154      1,123   12.27%     10,623      1,311   12.34%     12,403      1,451   11.70%
                                     --------   --------   ------   --------   --------   ------   --------   --------   ------
     Total loans                      404,794     46,029   11.37%    320,544     33,816   10.55%    299,916     33,513   11.17%
                                     --------   --------   ------   --------   --------   ------   --------   --------   ------
Total interest earning assets        $563,705   $ 58,875   10.44%   $462,881   $ 44,710    9.66%   $403,094   $ 40,747   10.11%
Non interest earning assets
   Cash & due from banks                9,648                          8,775                          8,717
   Other assets                        18,810                         17,159                         15,843
   Allowance for loan loss            (12,034)                       (12,186)                       (10,313)
   Def income/unearned disc            (6,349)                        (7,436)                        (9,718)
                                     --------                       --------                       --------
Total non interest
          Earning assets               10,075                          6,312                          4,529
                                     --------                       --------                       --------
Total assets                         $573,780                       $469,193                       $407,623
                                     ========                       ========                       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:

   Savings                           $ 19,942        541    2.71%   $ 19,932        538    2.70%   $ 18,214   $    514    2.82%
   NOW                                 35,714        870    2.44%     31,480        699    2.22%     27,138        610    2.25%
   Money market                        56,514      2,278    4.03%     43,809      1,424    3.25%     52,837      1,564    2.96%
   CDs & other time deposits          269,430     16,939    6.29%    192,545     11,356    5.90%    142,206      8,479    5.96%
                                     --------   --------   ------   --------   --------   ------   --------   --------   ------
  Total interest bearing deposits    $381,600     20,628    5.41%   $287,766     14,017    4.87%   $240,395   $ 11,167    4.65%
Federal funds                             295         17    5.76%         61          3    4.92%         90          4    4.44%
Long term borrowings                   30,613      1,904    6.22%     30,869      1,902    6.16%     31,611      1,992    6.30%
                                     --------   --------   ------   --------   --------   ------   --------   --------   ------
Total interest bearing liabilities   $412,508     22,549    5.47%   $318,696     15,922    5.00%   $272,096   $ 13,163    4.84%
                                     --------   --------   ------   --------   --------   ------   --------   --------   ------
  Non interest bearing deposits        45,501                         42,829                         29,691
  Other liabilities                    16,025                         12,844                         14,462
                                     --------                       --------                       --------
Total liabilities                     474,034                        374,369                        316,249
  Stockholders' equity                 99,746                         94,824                         91,374
                                     --------                       --------                       --------
Total liabilities and
        Stockholders' equity         $573,780                       $469,193                       $407,623
                                     ========                       ========                       ========
Net interest income                             $ 36,326                       $ 28,788                       $ 27,584
                                                ========                       ========                       ========
Net yield on
     Interest-earning assets                                6.44%                          6.22%                          6.84%
                                                           ======                         ======                         ======

(1) The indicated income and annual rate are presented in a taxable equivalent basis using the federal tax rate of 34% for all periods.
(2) Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

RATE VOLUME

      The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended, December 31, 2000 and 1999, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

                                                             2000 VS 1999                                1999 VS 1998
                                                            (IN THOUSANDS)                              (IN THOUSANDS)
                                                --------------------------------------       --------------------------------------
                                                    CHANGES DUE TO:                              CHANGES DUE TO:
                                                -----------------------                      -----------------------
INTEREST INCOME                                  VOLUME          RATE          TOTAL          VOLUME          RATE          TOTAL
                                                --------       --------       --------       --------       --------       --------
Interest bearing deposits in banks              $      9       $     (4)      $      5       $     (1)      $     (5)      $     (6)
Federal funds sold                                 1,105           (130)           975           (290)          (526)          (816)
Investment securities:
   Held to maturity:
         Taxable                                    (896)           285           (611)         2,279            219          2,498
         Nontaxable                                  (41)           (41)           (82)          (101)          (131)          (232)
    Available for sale

          Taxable                                  1,421            244          1,665          2,111            105          2,216
                                                --------       --------       --------       --------       --------       --------
      Total investment securities                    484            488            972          4,289            193          4,482
Loans:
    Commercial & industrial                        4,596           (390)         4,206          2,558           (967)         1,591
    Commercial mortgages                           4,781          3,414          8,195            (44)        (1,104)        (1,148)
    Other loans                                     (180)            (8)          (188)          (217)            77           (140)
                                                --------       --------       --------       --------       --------       --------
            Total loans                            9,197          3,016         12,213          2,297         (1,994)           303
                                                --------       --------       --------       --------       --------       --------

Total increase (decrease) in interest income    $ 10,795       $  3,370       $ 14,165       $  6,295       $ (2,332)      $  3,963

INTEREST EXPENSE

Deposits:
  Savings                                       $    (14)      $     17       $      3       $     47       $    (23)      $     24
  NOW & Money Market                                 530            495          1,025           (130)            79            (51)
  CDs & other time deposits                        4,791            792          5,583          2,970            (93)         2,877
                                                --------       --------       --------       --------       --------       --------
         Total interest bearing deposits           5,307          1,304          6,611          2,887            (37)         2,850
Federal funds purchased                               14             --             14             (1)            --             (1)
Mortgage payable and
                long term borrowings                 (16)            18              2            (46)           (44)           (90)
                                                --------       --------       --------       --------       --------       --------

Total increase (decrease) in interest expense      5,305          1,322          6,627          2,840            (81)         2,759
                                                --------       --------       --------       --------       --------       --------
Total increase (decrease) in
      net interest income                       $  5,490       $  2,048       $  7,538       $  3,455       $ (2,251)      $  1,204
                                                ========       ========       ========       ========       ========       ========

LOANS

      The following table reflects the composition of the loan portfolio of Royal Bank of Pennsylvania and the percent of gross outstandings represented by each category at the dates indicated.

                                                                      AS OF DECEMBER 31,
                                                                        (IN THOUSANDS)
                          ----------------------------------------------------------------------------------------------------------
Loans                            2000                  1999                  1998                  1997                  1996
                          ------------------    ------------------    ------------------    ------------------    ------------------
Comm'l & industrial       $ 193,398      45%    $ 168,329      46%    $ 127,972      42%    $ 123,800      41%    $ 116,616      55%
Real estate                 233,111      54%      191,312      53%      182,595      57%      176,315      58%       93,925      44%
Consumer                      2,449       1%        2,653       1%        2,033       1%        1,523       1%        2,097       1%
                          ---------     ----    ---------     ----    ---------     ----    ---------     ----    ---------     ----
      Total gross loans     428,958     100%      362,294     100%      312,600     100%      301,638     100%      212,638     100%
Unearned income              (1,991)               (2,154)               (1,833)               (1,498)               (1,290)
Disc on loans purchased      (3,020)               (5,322)               (6,291)               (9,243)               (2,331)
                          ---------             ---------             ---------             ---------             ---------
                            423,946               354,818               304,476               290,897               209,017
Allowance for loan loss     (11,973)              (11,737)              (11,920)               (8,186)               (9,084)
                          ---------             ---------             ---------             ---------             ---------
    Total loans, net      $ 411,973             $ 343,081             $ 292,556             $ 282,711             $ 199,933
                          =========             =========             =========             =========             =========

ANALYSIS OF ALLOWANCE FOR LOAN LOSS

                                                                          YEAR ENDING DECEMBER 31,
                                                                               (IN THOUSANDS)
                                             ---------------------------------------------------------------------------------
                                                2000              1999              1998              1997              1996
                                             ---------         ---------         ---------         ---------         ---------
Total Loans                                  $ 423,946         $ 354,818         $ 304,476         $ 290,897         $ 209,017
                                             =========         =========         =========         =========         =========

Daily average loan balance                   $ 404,794         $ 320,544         $ 299,916         $ 213,368         $ 200,618
                                             =========         =========         =========         =========         =========

Allowance for loan loss:
  Balance at the beginning of the year       $  11,737         $  11,920         $   8,186         $   9,084         $   9,747
  Charge offs by loan type:
    Commercial                                     523             1,062             1,501               762               843
    Real  estate                                   105                13               135                --               240
                                             ---------         ---------         ---------         ---------         ---------
  Total charge offs                                628             1,075             1,636               762             1,083
  Recoveries by loan type:
     Commercial                                    596               850               540             1,934             1,790
     Individual                                      4                35                --                --                --
     Real estate                                    14                 7                60                48               118
                                             ---------         ---------         ---------         ---------         ---------
   Total recoveries                                614               892               600             1,982             1,908
                                             ---------         ---------         ---------         ---------         ---------
   Net loan charge offs                            (14)             (183)           (1,036)            1,220               825
     Increase (decrease) in
            Provision for loan loss                250                --             4,770            (2,118)           (1,488)
                                             ---------         ---------         ---------         ---------         ---------
Balance at end of year                       $  11,973         $  11,737         $  11,920         $   8,186         $   9,084
                                             =========         =========         =========         =========         =========

Net charge offs to average loans                    --               .06%              .35%            (0.57%)           (0.41%)
                                             =========         =========         =========         =========         =========

Allowance to total loans at year end              2.82%             3.31%             3.91%             4.35%             4.35%
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

                                                                                                      AS OF
                                                                                                   DECEMBER 31,
                                                                                                  (IN THOUSANDS)
                                                                                     ----------------------------------------
                                                                                       2000            1999            1998
                                                                                     --------        --------        --------
Loans secured by real estate
  Construction and land development                                                  $ 75,038        $ 50,210        $ 35,571
  Secured by 1-4 family residential properties:
  Revolving, open-end loans secured by 1-4 family residential properties and
                     extended under lines of credit                                     7,825           8,341           7,648
    All other loans secured by 1-4 family residential properties:
      Secured by first liens                                                            5,621          15,458          17,836
      Secured by junior liens                                                           4,130           6,010           6,131
  Secured by multi family (5 or more) residential properties                           19,832          19,021          20,386
  Secured by nonfarm nonresidential properties                                        291,463         237,247         198,225
  Commercial and industrial loans to US addresses                                      20,245          21,090          24,362
  Loans to individuals for household, family, and other personal expenditures           4,503           4,252           1,206
  Obligations of state and political subdivisions in the US                               256             411           1,149
   All other loans                                                                         58             254              87
   Less: Any unearned income on loans listed above                                      5,025           7,476           8,125
                                                                                     --------        --------        --------

   Total loans and leases, net of unearned income                                    $423,946        $354,818        $304,476
                                                                                     ========        ========        ========

CREDIT QUALITY

The following table presents the principal amounts of nonaccruing loans and other real estate.

                                                                     AS OF DECEMBER 31,
                                                                       (IN THOUSANDS)
                                            --------------------------------------------------------------------
                                              2000           1999           1998           1997           1996
                                            --------       --------       --------       --------       --------
Non-accruing loans (1)(2)                   $  3,548       $  1,209       $  3,419       $  4,317       $  4,653
Other real estate                                 --             19            707             --            504
                                            --------       --------       --------       --------       --------
      Total nonperforming assets            $  3,548       $  1,228       $  4,126       $  4,317       $  5,157
                                            ========       ========       ========       ========       ========

Nonperforming assets to total assets           0.56%          0.23%          0.96%          1.04%          1.45%
                                            ========       ========       ========       ========       ========
Nonperforming loans to total loans             0.84%          0.34%          1.12%          1.48%          2.23%
                                            ========       ========       ========       ========       ========
Allowance for loan loss
         to nonperforming loans              330.80%        970.80%        348.64%        189.62%        195.23%
                                            ========       ========       ========       ========       ========

(1) Generally a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $319,000 for 2000, $109,000 for 1999, $308,000 for 1998,
$389,000 for 1997, and $419,000 for 1996.

INVESTMENTS SECURITIES

      The contractual maturity distribution and weighted average rate of the investments held to maturity portfolio at December 31, 2000 are presented in the following table. Weighted average rate on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.

                                                                  AS OF DECEMBER 31, 2000
                                                                      (IN THOUSANDS)
                       ------------------------------------------------------------------------------------------------------------
                                              AFTER 1 YEAR BUT      AFTER 5 YEARS, BUT
                         WITHIN 1 YEAR         WITHIN 5 YEARS         WITHIN 10 YEARS        AFTER 10 YEARS              TOTAL
SECURITIES HELD        ----------------       ----------------       ----------------       ----------------       ----------------
TO  MATURITY           AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE
                       ------      ----       ------      ----       ------      ----       ------      ----       ------      ----
US Treasuries
 & gov agencies       $ 3,500      7.2%      $ 4,427      7.7%      $ 4,372      7.3%      $10,770      7.4%      $23,069      7.4%
Other securities        8,439      7.9%       50,401      7.5%        4,200      7.3%           --        %        63.041      7.5%
                      -------      ---       -------      ---       -------      ---       -------      ---       -------      ---
         Total        $11,939      7.7%      $54,828      7.5%      $ 8,572      7.3%      $10,770      7.4%      $86,110      7.5%
                      =======      ===       =======      ===       =======      ===       =======      ===       =======      ===

      The following tables presents the consolidated book values and approximate fair value at December 31, 2000, 1999, and 1998, respectively, for each major category of RBPA's investment securities portfolio for held to maturity securities and available for sale securities.

                                                                      AS OF DECEMBER 31,
                                                                        (IN THOUSANDS)
                                      ----------------------------------------------------------------------------------
                                               2000                          1999                          1998
                                      ----------------------        ----------------------        ----------------------
                                      AMORTIZED        FAIR         AMORTIZED        FAIR         AMORTIZED        FAIR
SECURITIES HELD TO MATURITY             COST           VALUE          COST           VALUE          COST           VALUE
                                        ----           -----          ----           -----          ----           -----
State & political subdivisions        $    --        $    --        $    --        $    --        $ 3,098        $ 3,128
US Treasuries & agencies               23,071         23,070          6,614          6,623          4,532          4,660
Other securities                       63,039         63,279         76,451         74,871         54,264         54,372
                                      -------        -------        -------        -------        -------        -------

                   Total              $86,110        $86,349        $83,065        $81,494        $61,894        $62,160
                                      =======        =======        =======        =======        =======        =======

                                                                      AS OF DECEMBER 31,
                                                                        (IN THOUSANDS)
                                      ----------------------------------------------------------------------------------
                                               2000                          1999                          1998
                                      ----------------------        ----------------------        ----------------------
                                      AMORTIZED        FAIR         AMORTIZED        FAIR         AMORTIZED        FAIR
SECURITIES AVAILABLE FOR SALE           COST           VALUE          COST           VALUE          COST           VALUE
                                        ----           -----          ----           -----          ----           -----
Federal Home Loan Bank stock          $ 3,170        $ 3,170        $ 3,170        $ 3,170        $ 3,170        $ 3,170
Preferred and common stock              1,040          1,043          3,727          3,537          2,867          2,919
Other securities                       66,828         65,931         55,652         52,778         29,031         30,863
                                      -------        -------        -------        -------        -------        -------

                   Total              $71,038        $70,144        $62,549        $59,485        $35,068        $36,952
                                      =======        =======        =======        =======        =======        =======

DEPOSITS

      The average balance of deposits by major classifications for each of the last three years is presented in the following table.

                                                               AS OF DECEMBER 31,
                                                                 (IN THOUSANDS)
                                -------------------------------------------------------------------------------
                                         2000                         1999                         1998
                                ---------------------        ---------------------        ---------------------
                                 AVERAGE                      AVERAGE                      AVERAGE
                                 BALANCE        RATE          BALANCE        RATE          BALANCE        RATE
                                --------        ----         --------        ----         --------        ----
Demand deposits:
  Non interest bearing          $ 45,501          --         $ 42,829          --         $ 29,691          --
  Interest bearing (NOW)          35,714        2.44%          31,480        2.22%          27,138        2.25%
Money market deposits             56,514        4.03%          43,809        3.25%          52,837        2.96%
Savings deposits                  19,942        2.71%          19,932        2.70%          18,214        2.82%
Certificate of deposit           269,430        6.29%         192,545        5.90%         142,206        5.96%
                                --------        ----         --------        ----         --------        ----
          Total deposits        $427,101                     $330,595                     $270,086
                                ========                     ========                     ========

The remaining maturity of Certificates of Deposit of $100,000 or greater:

                                                   AS OF DECEMBER 31,
                                                    (IN THOUSANDS)
                                               ------------------------
MATURITY                                         2000            1999
                                               --------        --------
Three months or less                           $ 19,509        $ 11,623
Over three months through twelve months          25,262          10,360
Over twelve months through five years           109,846          85,311
Over five years                                  12,143          18,823
                                               --------        --------

                           Total               $166,760        $126,117
                                               ========        ========

SHORT AND LONG TERM BORROWINGS

                                                                       YEAR ENDING DECEMBER 31,
                                                                            (IN THOUSANDS)
                                                 -------------------------------------------------------------------
                                                   2000           1999           1998           1997           1996
                                                 -------        -------        -------        -------        -------
Short term borrowings                            $ 3,000        $    --        $    --        $15,000        $    --
Long term borrowings:
  Mortgage payable (1)                               431            480            527            571            613
  FHLB advances (2)                               30,000         30,000         30,365         31,063          4,201
                                                 -------        -------        -------        -------        -------

               Total long term borrowings        $33,431        $30,480        $30,892        $46,634        $ 4,814
                                                 =======        =======        =======        =======        =======


(1) The mortgage payable is payable to a bank at 65% of prime rate (6.175% at December 31, 2000) and is guaranteed by an industrial development authority.
(2) Advances from the Federal Home Loan Bank of Pittsburgh consist of one advance with an interest rate of 6.24%, and matures on December 23, 2002.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of RBPA (see Item 8) and related notes included herein.

FINANCIAL CONDITION

      Total assets increased $107.5 million, or 21%, to $630.1 million at December 31, 2000 from $522.5 million at year-end 1999, primarily due to growth experienced in loans, cash and cash equivalents, and investment securities during 2000 of $69.1 million, $25.5 million and $13.7 million, respectively.

      Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents increased $25.5 million, or 143%, to $43.2 million at December 31, 2000. The average balance of cash and cash equivalents was approximately $34.9 million for 2000 versus $20.6 million for 1999. The majority of this average balance is held in interest-bearing accounts or invested daily in overnight fed funds. The average balance of these funds that earn interest was $24.7 million in 2000. This increase in the balance and average balance of cash and cash equivalents is reflective of the deposit cash inflows partially attributable to the introduction of the new Royal Treasury deposit account and an increase in certificates of deposits during 2000.

      Investment Securities Held to Maturity. Held to maturity ("HTM") investment securities represents approximately 12% of average earning assets during 2000 and are comprised of primarily corporate debt securities of investment grade quality, at the time of purchase. During 2000, HTM investment securities increased by $3 million to $86.1 million at December 31, 2000, from $83.1 million at December 31, 1999 as purchases outpaced maturities, partially offset by a reclass of $12.2 million of HTM investment securities to available for sale ("AFS) investment securities on April 1, 2000 with RBPA's adoption of SFAS No.133, as amended.

      Investment Securities Available for Sale. AFS investment securities represent 12% of average earning assets during 2000 and are primarily comprised of capital trust security issues of regional banks, domestic corporate debt and foreign corporate debt. At December 31, 2000, AFS investment securities were $70.1 million while they were $59.5 million at December 31, 1999, an increase of $10.6 million primarily due to a reclass of $12.2 million of HTM investment securities to AFS investments in April 2000 with RBPA's adoption of SFAS No. 133, as amended.

      Loans. RBPA's primary earning assets are loans, representing approximately 69% of average earning assets during 2000. The loan portfolio has historically been comprised primarily of business demand loans and commercial mortgages in roughly equal amounts, and to a significantly lesser extent, consumer loans comprised of one to four family residential and home equity loans. This composition of loans did not change during 2000. During 2000, total loans increased $69.1 million from $354.8 million at December 31, 1999 to $423.9 million at December 31, 2000 primarily due to internally generated loan growth in addition to several loan pool purchases.

      Deposits. RBPA's primary source of funding, deposits, increased $91.3 million, or 24%, from $381.3 million at December 31, 1999 to $472.6 million at December 31, 2000. This increase in deposits is primarily due to an increase of $53.5 million in certificates of deposits, or 22% from December 31, 1999. This increase in certificate of deposits is primarily due to the increase in brokered deposits during 2000. At

December 31, 2000, brokered deposits were $143.2 million as compared to $107.7 million at December 31, 1999. Money market deposits accounts increased $33.9 million, or 52% from $65.2 million at December 31, 1999 to $99.2 million at December 31, 2000. Other deposit categories comprised of demand, NOW, and savings deposits increased $3.9 million during 2000 over their levels at December 31, 1999.

      Borrowings. Borrowings are comprised of long-term borrowings (advances, mortgage) and short-term borrowings (overnight borrowings, advances). Long-term borrowings decreased $.1 million to $30.4 million at December 31, 2000 from $30.5 million at December 31, 1999, primarily due to scheduled amortization of the mortgage payable. Short term borrowings increased from $-0- at December 31, 1999 to $3 million at December 31, 2000, primarily due to a $3 million short term FHLB advance taken in December 2000 with a term of six months. The average balance of borrowings and mortgages during 2000 was $30.6 million versus $30.9 million for 1999.

      Stockholders' Equity. Stockholders' equity increased $7.7 million or 8% in 2000 to $103.5 million primarily due to net income of $14.3 million partially offset by $8.5 million in cash dividends paid in 2000. Additionally, stockholders equity was affected by the increase in market value of AFS investment securities during 2000, which resulted in an upward adjustment of $1.4 million.

RESULTS OF OPERATIONS

      General. RBPA's results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits. Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.

      Net Income. Net income in 2000 was $14.3 million as compared to $12.1 million in 1999 and, $10.8 million in 1998. Basic earnings per share were $1.34, $1.15 and $1.04 for 2000, 1999, and 1998, respectively. The $2.2 million increase in net income for 2000 represents an 18% increase over 1999, and is primarily attributable to the increase in interest income relating to loans and the investment security portfolio, and to a lesser extent, non-recurring fee and accretion income on loans. The increase in net income of $1.3 million for 1999 represents a 12% increase over 1998 and is primarily attributable to the increase in interest income relating to the investment security portfolio.

      Net Interest Income. Net interest income is RBPA's primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on assets and liabilities. In turn, these factors are influenced by the pricing and mix of RBPA's interest-earning assets and funding sources. Additionally, net interest income is affected by market and economic conditions, which influence rates on loan and deposit growth.

       Net interest income was $36.3 million in 2000 as compared to $28.7 million in 1999. The increase in 2000 of net interest income of $7.6 million is primarily due to an increase in the average earning assets in 2000 to $563.7 million. This is an increase of $100.8 million, or 21% over the level for 1999. This increase in interest earning assets contributed to a $14.2 million increase in interest income to $58.9 million in 2000, as compared to $44.7 million in 1999. Interest expense on interest bearing liabilities increased to $22.5 million in 2000 from $15.9 million in 1999. This increase is primarily due to an increase in the average balance of interest - bearing liabilities, primarily deposits in 2000 to $412.5 million from $318.9 million in 1999.

        Net interest income was $28.7 million in 1999 compared with $27.5 million in 1998. The increase in net interest income in 1999 is primarily due to the increase in interest income relating to the increase in loans and investment securities during 1999, while the yield on interest earning assets decreased 45 basis points to 9.66% from 10.11% for 1998. In 1999, average interest earning assets increased $59.8 million to $462.9 million from the 1998 level. This increase in average interest earning assets in 1999 is due to growth in average investment securities and loans of $53.1 million and $20.6 million, respectively. In 1999 rates on interest bearing liabilities increased to 5.00% from 4.84% level in 1998 as overall rates increased during the year. Average interest bearing liabilities increased to $318.7 million in 1999 from $272.1 million in 1998. This increase in the rates is primarily due to the increase in higher costing brokered deposits in 1999.

LOANS AND MORTGAGES

                                                         2000               1999               1998
                                                         ----               ----               ----
                 Average loan outstandings           $404,794,000       $320,544,000       $299,916,000
                 Interest and fees on loans          $ 46,029,000       $ 33,816,000       $ 33,513,000
                       Average Yield                    11.37%             10.55%            11.17%

      RBPA continues to originate primarily five year fixed rate loans, while a portion of the loan portfolio continues to be comprised of variable rate loans which helps to a degree to maintain its interest spread when rates change. At December 31, 2000 variable rate loans represented approximately 46% of total loans.

      In 2000, the average balance of loans increased $84.3 million to $404.8 million primarily due to the purchase of two loan pools, in addition to internally generated loan growth. The average yield on loans increased 82 basis points to 11.37% in 2000 from 10.55% in 1999 primarily due to an increase in the Royal prime rate in 2000, in addition to nonrecurring fee and accretion income recorded during the year. RBPA's average prime rate increased 121 basis points to approximately 9.19% in 2000 from 7.98% average prime rate for 1999.

      In 1999, the average balance of loans increased $20.6 million to $320.5 million primarily due to purchase of a loan pool, in addition to internally generated loan growth. However, the average yield on loans decreased 62 basis points in 1999 primarily due to new loans generally repricing downwards as the Bank's average prime rate for 1999 declined 21 basis points to 7.98% from the 8.19% average prime rate for 1998.

HTM INVESTMENT SECURITIES

                                                               2000              1999              1998
                                                               ----              ----              ----
                Average HTM investment securities          $67,050,000       $78,945,000       $50,044,000
                         Interest income                   $ 5,115,000       $ 5,808,000       $ 3,542,000
                          Average yield                       7.63%             7.36%             7.08%

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

      In 2000 the yield in HTM investment securities increased 27 basis points to 7.63% from 7.36% in 1999. This increase is partially attributable to an increase in yield on taxable investment securities in 2000, primarily due to the purchase of higher yielding corporate debt securities. However, the average balance of HTM investment securities decreased $11.9 million to $67.1 million in 2000 primarily due to a reclassification of $12.2 million of HTM investment securities to AFS investment securities in April 2000.

      In 1999, the yield on HTM investment securities increased 28 basis points to 7.36% from 7.08% for 1998. This increase is primarily due to the purchase of higher yielding corporate debt securities primarily during the first six months of 1999.

AFS INVESTMENT SECURITIES

                                                               2000              1999              1998
                                                               ----              ----              ----
                Average AFS investment securities          $67,185,000       $51,617,000       $27,419,000
                  Interest and dividend income             $ 6,177,000       $ 4,512,000       $ 2,296,000
                          Average yield                       9.19%             8.74%             8.37%

      AFS investment securities are comprised primarily of non-rated capital trust security issues of regional banks, rated domestic and foreign corporate debt securities, and to a lesser extent preferred and common stock.

      In 2000, the average balance of AFS investment securities increased $15.6 million to $67.2 million primarily due to the reclass of $12.2 million of HTM investment securities to AFS investment securities in April 2000. This 45 basis point increase in the average yield is primarily due to the effect of a full year of this level of average AFS investment securities in 2000 versus 1999.

      In 1999, the average balance of AFS investment securities increased $24.2 million to $51.6 from the $27.4 million level in 1998, representing 11% of average earning assets. This increase is due to the purchase of additional capital trust investment securities, in addition to foreign corporate debt, which lifted the overall yield of AFS investment securities 37 basis points to 8.74% for 1999.

INTEREST EXPENSE ON NOW AND MONEY MARKET DEPOSITS

                                                                2000              1999              1998
                                                                ----              ----              ----
               Average NOW & Money Market deposits          $92,228,000       $75,289,000       $79,975,000
                        Interest expense                    $ 3,448,000       $ 2,123,000       $ 2,174,000
                      Average cost of funds                    3.73%             2.82%             2.72%

      In 2000 the average cost of funds on NOW and money market deposits increased 91 basis points to 3.73% from 2.82% in 1999 primarily due to the introduction of the Royal Treasury account in March 2000. This account has been successful in attracting new deposits and is the primary factor in the increase in the cost of funds and the average balance in 2000. In 1999 the average cost of funds on NOW and money market deposits increased 10 basis points to 2.82% from 2.72%, as 1999 saw overall rates increase.

INTEREST EXPENSE ON TIME DEPOSITS

                                                         2000               1999               1998
                                                         ----               ----               ----
                      Average time deposits          $269,430,000       $192,545,000       $142,206,000
                        Interest expense             $ 21,498,000       $ 11,356,286       $  8,479,000
                      Average cost of funds             6.61%              5.90%              5.96%

      In 2000 the average balance of time deposits increased $76.9 million to $269.4 million. This increase in time deposits is primarily due to the continued reliance on higher costing brokered deposits in 2000, and is the primary factor in the 71 basis point increase in the average cost of these funds. In 1999, the average balance of time deposits increased $50.3 million to $192.6 million. This growth in time deposits was due to the increase in the use of higher costing brokered deposits in 1999 as compared to 1998. At December 31, 1999 brokered deposits was $107.7 million as compared to $12.1 million at December 31, 1998, an increase of $95.5 million.

       Although rates in general continued to move upward in 2000, the reaction of deposits to rate changes (both increases and decreases) is slower than the change in the prime rate because these time deposits must mature before a rate adjustment would become effective. In 2000, 56% of time deposits were comprised of certificates of deposits accounts with balances of $100,000 or more, while in 1999, 33% of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more. These types of deposit have traditionally been considered more rate volatile than other types of deposits, however RBPA's penalty for early redemption somewhat mitigates this volatility.

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

      In 2000 a provision for loan losses of $.3 million was recorded while in 1999, no provision for loan losses was recorded. Net charge-offs in 2000 was a credit of $14 thousand as compared to $.2 million for 1999.

      In 1999, no provision for loan losses was recorded as compared to $4.8 million in 1998 due to senior management assessment that the level of loan loss reserve was adequate. Net charge-offs were in 1999 were $.2 million as compared to $1 million for 1998, a decrease of $.8 million.

      The allowance for possible loan loss at December 31, 2000 was $12 million, or 2.9% of net loans as compared to $11.7 million at December 31, 1999 or 3.4% of net loans, and $11.9 million at December 31, 1998, or 3.9% of net loans.

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

      In 2000, total non-interest income decreased $2 million to a net loss of $42 thousand primarily due to losses associated with AFS investment securities experienced in the fourth quarter of 2000. A $1 million charge to income was recorded in December 2000 relating to the capital trust preferred portion of AFS investment securities. A $.3 million loss was recorded on the sale of common stock in October 2000. Other income declined $.5 million primarily to the one time receipt of nonrecurring income in 1999. Gain on sale of real estate declined $.3 million in 2000 as RBPA sold its only foreclosed property. These decreases in non-interest income are partially offset by a $37 thousand increase in service charges and fees in 2000.

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

      Non-interest expense increased $.7 million to $13.8 million in 2000, from $13.1 million in 1999. This increase is primarily due to a $.7 million increase in salaries and employee benefits in 2000 primarily due normal merit increases in salaries, in addition to an increase in the bonus accrual of $.2 million and $.5 million respectively. Occupancy expense increased $34 thousand to $.7 million in 2000. These increases were partially offset by a $.1 million decrease in other operating expenses, as management continues to manage and attempt to control expenses.

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

ACCOUNTING FOR INCOME TAXES

      The provision for federal income taxes was $8 million in 2000 as compared to $5.6 million for 1999, and $4.6 million for 1998 representing an effective tax rate of 35%, 32%, and 30%, respectively. The $2.4 million increase in the tax provision for 2000 and 1999 are primarily due to a higher level of taxable income of $4.6 and $2.3 million, respectively, primarily related to and increase in interest income on loans and investment securities.

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

      RBPA generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 2000, 1999 and 1998 was 53%, 41%, and 40%, respectively. Management believes that RBPA's liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Funds, Cash Flow and Liquidity Policies and Procedures. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

      Interest-Rate Sensitivity. Interest rate sensitivity is a function of the repricing characteristics of the financial institution's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The interest sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment. Ideally the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk.

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

      The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2000, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2000, RBPA is in an asset sensitive position of $54.4 million, which indicates assets will reprice somewhat faster than liabilities within one year.

INTEREST RATE SENSITIVITY
(IN  MILLIONS)

                                                        DAYS                 1 TO 5          OVER 5        NON-RATE
                                              -----------------------
                                              0 - 90         91 - 365         YEARS           YEARS        SENSITIVE          TOTAL
                                              ------         --------         -----           -----        ---------          -----
ASSETS (1)
Interest-bearing deposits in banks            $  4.2          $   --         $   --          $   --          $   --          $  4.2
Federal funds sold                              27.5              --             --              --                            27.5
Investment securities:
       Available for sale                        4.2             1.3           21.1            43.5              --            70.1
       Held to maturity                          4.5             7.4           54.8            19.3              --            86.0
                                              ------          ------         ------          ------          ------          ------
    Total investment securities                  8.7             8.7           75.9            62.8              --           156.1
Loans:(2)
       Fixed rate (3)                           16.2            21.1          150.5            44.0              --           231.8
       Variable rate                           179.5             8.5            2.9             6.4              --           197.3
                                              ------          ------         ------          ------          ------          ------
    Total loans                                195.7            29.6          153.4            50.4              --           429.1
Other assets(4)                                   --              --             --              --            13.2            13.2
                                              ------          ------         ------          ------          ------          ------
    Total Assets                              $236.1          $ 38.3         $229.3          $113.2          $ 13.2          $630.1
                                              ======          ======         ======          ======          ======          ======

LIABILITIES & CAPITAL
Deposits:

       Non interest bearing deposits          $   --          $   --         $   --          $   --          $ 47.6          $ 47.6
       Interest bearing deposits (5)           117.0              --           13.9              --              --           130.9
       Certificate of deposits                  36.6            63.4          194.1              --              --           294.1
                                              ------          ------         ------          ------          ------          ------
    Total deposits                             153.6            63.4          208.0              --            47.6           472.6
Short term borrowings                            3.0              --             --              --              --             3.0
Mortgage and long term borrowings                 --              --           30.4              --              --            30.4
Other liabilities                                 --              --             --              --            20.6            20.6
Capital                                           --              --             --              --           103.5           103.5
                                              ------          ------         ------          ------          ------          ------
    Total liabilities & capital               $156.6          $ 63.4         $238.4          $   --          $171.7          $630.1
                                              ======          ======         ======          ======          ======          ======

Net interest rate GAP                         $ 79.5          $(25.1)        $ (9.1)         $113.2         ($158.5)
                                              ======          ======         ======          ======          ======

Cumulative interest rate GAP                  $ 79.5          $ 54.4         $ 45.3          $158.5              --
                                              ======          ======         ======          ======          ======
GAP to total assets                               13%             -4%
                                              ======          ======
GAP to total equity                               77%            -24%
                                              ======          ======
Cumulative GAP to total assets                    13%              9%
                                              ======          ======
Cumulative GAP to total equity                    77%             53%
                                              ======          ======

(1) Interest earning assets are included in the period in which the balances is expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and repricing for variable rate loans; includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at December 31, 2000.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss; unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

      The method of analysis of interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets have provisions, which limit changes in interest rates each time the interest rate changes and for the entire term of the loan. Additionally, prepayments and withdrawals experienced in the event of a change in interest rates may deviate significantly from those assumed in the interest rate sensitivity table. Additionally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.

CAPITAL ADEQUACY

The table shown below sets forth RBPA's consolidated capital level and performance ratios:

                                                                               REGULATORY
                                      2000           1999           1998         MINIMUM
                                      ----           ----           ----         -------
CAPITAL LEVEL
   Leverage ratio                     17.0%          18.8%          22.1%          3%
   Risk based capital ratio:
        Tier 1                        18.1%          20.4%          24.1%          4%
        Total                         19.4%          21.6%          25.4%          8%

CAPITAL PERFORMANCE
    Return on average assets           2.5%           2.6%           2.6%          --
    Return on average equity          14.3%          12.8%          11.8%          --

      RBPA's sources of capital have been derived from the issuance of stock as well as retained earnings. While RBPA has not had a stock offering since 1986, total stockholder's equity has increased primarily due to steady increases in retained earnings. At December 31, 2000, RBPA had an average capital to average asset ratio of 17.3%. RBPA has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital, which is considered excessive by industry standards.

      In early 1989, each of the federal bank regulatory agencies issued risk-based capital standards, which were phased in December 31, 1992. The new standards place assets in various categories of risk with varying weights assigned, and consider certain off-balance sheet activities, such as letters of credit and loan commitments in the base for purposes of determining capital adequacy. The principal objective of establishing the risk-based capital framework is to achieve greater convergence in the measurement and assessment of capital adequacy due to the divergence of asset mixes maintained from one depository institution to the next. At December 31, 2000, RBPA's ratio using these standards was 18.1%.

MANAGEMENT OPTIONS TO PURCHASE SECURITIES

      In June 1990, the directors of the Bank approved the Royal Bank of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the Plan). The shareholders in connection with the formation of the holding company reapproved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Registrant's Class A common stock (but not in excess of 15% of outstanding shares). The option price is equal to the fair market value at the date of the grant. At December 31, 2000, 375,778 options have been granted which are exercisable at 20% per year. At December 31, 2000, options covering 375,778 shares were exercisable by 66 employees.

      In June 1990, the directors of the Bank approved a non-qualified Outside Directors Stock Option Plan. The shareholders in connection with the formation of the holding company reapproved the Plan. Under the terms of the plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually, which is exercisable after one year of service. The options were granted at the fair market value at the date of the grant. At December 31, 2000, 62,593 options were outstanding and options covering 49,993 shares were exercisable.

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

                 As of December 31, 2000 (Dollars in Thousands)

                                        Market Value of   Percent of
                  Changes in Rates     Portfolio Equity     Change
                  ----------------     ----------------     ------
                 + 300 basis points        $100,513         -16.3%
                 + 200 basis points         106,852         -11.0%
                 + 100 basis points         113,429          -5.5%
                     Flat rate              120,062            0
                 - 100 basis points         132,771          10.6%
                 - 200 basis points         144,922          20.7%
                 - 300 basis points         157,112          30.9%

      The assumptions used in evaluating the vulnerability of earnings and capital to changes in interest rates are based on management's considerations of past experience, current position and anticipated future economic conditions. The interest rate sensitivity of assets and liabilities as well as the estimated effect of changes in interest rates on the market value of portfolio equity could vary substantially if different assumptions are used or actual experience differs from what the calculations may be based.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







FINANCIAL STATEMENTS AND REPORT OF
   INDEPENDENT CERTIFIED PUBLIC
           ACCOUNTANTS

 ROYAL BANCSHARES OF PENNSYLVANIA,
               INC.
         AND SUBSIDIARIES

    DECEMBER 31, 2000 AND 1999

               Report of Independent Certified Public Accountants

Board of Directors
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

       We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
January 24, 2001 (except for note R, as to which
                    the date is March 12, 2001)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
                                                                                           -----------------------------------
                                                                                                2000                  1999
                                                                                           -------------         -------------
                    ASSETS

Cash and due from banks                                                                    $  15,772,422         $  17,525,462
Federal funds sold                                                                            27,450,000               200,000
                                                                                           -------------         -------------
                    Total cash and cash equivalents                                           43,222,422            17,725,462
                                                                                           -------------         -------------
Investment securities held to maturity (fair value of $86,348,525
     and $81,493,670 in 2000 and 1999, respectively)                                          86,109,704            83,064,914

Investment securities available for sale - at fair value                                      70,143,717            59,485,027

Total loans                                                                                  423,945,784           354,818,236
     Less allowance for loan losses                                                           11,972,839            11,737,337
                                                                                           -------------         -------------
                    Net loans                                                                411,972,945           343,080,899

Premises and equipment, net                                                                    6,615,153             5,784,708

Accrued interest receivable                                                                    5,504,058             4,735,442

Other assets                                                                                   6,512,899             8,659,595
                                                                                           -------------         -------------
                                                                                           $ 630,080,898         $ 522,536,047
                                                                                           =============         =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits

         Non-interest bearing                                                              $  47,608,128         $  45,541,164
         Interest bearing                                                                    424,973,825           335,744,854
                                                                                           -------------         -------------
                    Total deposits                                                           472,581,953           381,286,018

     Accrued interest payable                                                                 11,237,712             7,999,316
     Other liabilities                                                                         9,328,326             6,936,616
     Advance from Federal Home Loan Bank                                                      33,000,000            30,000,000
     Mortgage payable                                                                            431,386               479,579
                                                                                           -------------         -------------
                    Total liabilities                                                        526,579,377           426,701,529
                                                                                           -------------         -------------
Stockholders' equity
     Common stock
         Class A, par value $2.00 per share; authorized, 18,000,000 shares; issued,
            8,387,711 and 7,879,349 shares in 2000 and 1999, respectively                     16,775,422            15,758,698
         Class B, par value $0.10 per share; authorized, 2,000,000 shares; issued,
            1,730,715 and 1,683,113 shares in 2000 and 1999, respectively                        173,072               168,311
     Additional paid in capital                                                               57,767,946            50,865,395
     Retained earnings                                                                        31,640,205            33,329,374
     Accumulated other comprehensive loss                                                       (589,917)           (2,022,053)
                                                                                           -------------         -------------
                                                                                             105,766,728            98,099,725
     Treasury stock - at cost, 215,388 Class A shares in 2000
         and 1999                                                                             (2,265,207)           (2,265,207)
                                                                                           -------------         -------------
                                                                                             103,501,521            95,834,518
                                                                                           -------------         -------------
                                                                                           $ 630,080,898         $ 522,536,047
                                                                                           =============         =============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                       Year ended December  31,
                                                                        -----------------------------------------------------
                                                                            2000                 1999                1998
                                                                        ------------         ------------        ------------
Interest income
     Loans, including fees                                              $ 46,028,952         $ 33,816,210        $ 33,513,439
     Investment securities held to maturity
          Taxable                                                          5,115,443            5,726,349           3,227,921
          Tax-exempt                                                              --               53,530             207,931
     Investment securities available for sale
          Taxable                                                          6,176,987            4,268,333           2,121,921
          Tax-exempt                                                              --              243,590             173,199
     Deposits in banks                                                        23,072               15,682              24,251
     Federal funds sold                                                    1,530,592              558,416           1,371,643
                                                                        ------------         ------------        ------------
               TOTAL INTEREST INCOME                                      58,875,046           44,682,110          40,640,305
                                                                        ------------         ------------        ------------
Interest expense
     Deposits                                                             20,628,298           14,016,747          11,167,451
     Borrowings and mortgage payable                                       1,904,005            1,902,432           1,995,750
     Federal funds purchased                                                  17,238                3,015                  --
                                                                        ------------         ------------        ------------
               TOTAL INTEREST EXPENSE                                     22,549,541           15,922,194          13,163,201
                                                                        ------------         ------------        ------------
               NET INTEREST INCOME                                        36,325,505           28,759,916          27,477,104

Provision for loan losses                                                    250,000                   --           4,769,785
                                                                        ------------         ------------        ------------
               NET INTEREST INCOME AFTER PROVISION
                  FOR LOAN LOSSES                                         36,075,505           28,759,916          22,707,319
                                                                        ------------         ------------        ------------
Other income
     Service charges and fees                                                893,545              856,230             830,932
     Losses on sale of investment securities available for sale             (301,958)                  --                  --
     Impairment loss on investment securities available for sale          (1,000,000)                  --                  --
     Gains on other real estate                                               53,407              349,351                  --
     Gains on sale of loans                                                       --               44,773               3,831
     Other income                                                            312,607              787,614           2,739,602
                                                                        ------------         ------------        ------------
                                                                             (42,399)           2,037,968           3,574,365
                                                                        ------------         ------------        ------------
Other expenses
     Salaries and employee benefits                                        7,978,660            7,264,824           5,028,428
     Occupancy and equipment                                                 672,455              637,624             706,320
     Advertising                                                             424,109              356,394             214,813
     Pennsylvania bank shares tax                                            757,971              743,930             726,161
     Professional fees                                                       428,652              501,977             544,109
     Losses on investment partnership                                        620,000              622,571           1,080,415
     Travel                                                                  441,204              513,267             385,489
     Other operating expenses                                              2,468,411            2,489,032           2,187,747
                                                                        ------------         ------------        ------------
                                                                          13,791,462           13,129,619          10,873,482
                                                                        ------------         ------------        ------------
               INCOME BEFORE INCOME TAXES                                 22,241,644           17,668,265          15,408,202

Income taxes                                                               7,981,580            5,563,737           4,624,262
                                                                        ------------         ------------        ------------
               NET INCOME                                               $ 14,260,064         $ 12,104,528        $ 10,783,940
                                                                        ============         ============        ============
Per share data
     Net income - basic                                                 $       1.34         $       1.15        $       1.04
                                                                        ============         ============        ============
     Net income - diluted                                               $       1.32         $       1.14        $       1.03
                                                                        ============         ============        ============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998


                                               Class A common stock                Class B common stock              Additional
                                          ------------------------------      -------------------------------         paid in
                                             Shares            Amount             Shares            Amount            capital
                                          ------------      ------------      ------------       ------------       ------------
Balance, December 31, 1997                   7,015,721      $ 14,031,442         1,592,859       $    159,286       $ 38,797,618
   Net income for the year ended
     December 31, 1998                              --                --                --                 --                 --
   Conversion of Class B common
     stock to Class A common stock              29,562            59,124           (25,910)            (2,591)                --
   4% stock dividends declared                 272,313           544,626            63,595              6,359          6,466,085
   Cash in lieu of fractional shares                --                --                --                 --                 --
   Stock options exercised                     112,093           224,186                --                 --            128,956
   Cash dividends on common stock                   --                --                --                 --                 --
   Other comprehensive income, net
     of reclassifications and taxes                 --                --                --                 --                 --
                                          ------------      ------------      ------------       ------------       ------------

   Comprehensive income


Balance, December 31, 1998                   7,429,689        14,859,378         1,630,544            163,054         45,392,659
   Net income for the year ended
     December 31, 1999                              --                --                --                 --                 --
   Conversion of Class B common
     stock to Class A common stock              14,630            29,260           (12,727)            (1,273)                --
   4% stock dividends declared                 288,728           577,456            65,296              6,530          4,867,469
   Cash in lieu of fractional shares                --                --                --                 --                 --
   Purchase of treasury stock                       --                --                --                 --                 --
   Stock options exercised                     146,302           292,604                --                 --            605,267
   Cash dividends on common stock                   --                --                --                 --                 --
   Other comprehensive income, net
     of reclassifications and taxes                 --                --                --                 --                 --
                                          ------------      ------------      ------------       ------------       ------------

   Comprehensive income


Balance, December 31, 1999                   7,879,349      $ 15,758,698         1,683,113       $    168,311       $ 50,865,395
                                          ============      ============      ============       ============       ============

                                                              Accumulated
                                                                 other
                                            Retained         comprehensive       Treasury          Comprehensive
                                            earnings         income (loss)         stock              income
                                          ------------       ------------       ------------       ------------
Balance, December 31, 1997                $ 38,023,359       $    638,142       $ (2,145,085)
   Net income for the year ended
     December 31, 1998                      10,783,940                 --                 --       $ 10,783,940
   Conversion of Class B common
     stock to Class A common stock             (56,533)                --                 --
   4% stock dividends declared              (7,017,070)                --                 --
   Cash in lieu of fractional shares            (2,023)                --                 --
   Stock options exercised                          --                 --                 --
   Cash dividends on common stock           (7,175,330)                --                 --
   Other comprehensive income, net
     of reclassifications and taxes                 --            604,777                 --            604,777
                                          ------------       ------------       ------------       ------------

   Comprehensive income                                                                            $ 11,388,717
                                                                                                   ============

Balance, December 31, 1998                  34,556,343          1,242,919         (2,145,085)
   Net income for the year ended
     December 31, 1999                      12,104,528                 --                 --       $ 12,104,528
   Conversion of Class B common
     stock to Class A common stock             (27,987)                --                 --
   4% stock dividends declared              (5,451,455)                --                 --
   Cash in lieu of fractional shares            (3,212)                --                 --
   Purchase of treasury stock                       --                 --           (120,122)
   Stock options exercised                          --                 --                 --
   Cash dividends on common stock           (7,848,843)                --                 --
   Other comprehensive income, net
     of reclassifications and taxes                 --         (3,264,972)                --         (3,264,972)
                                          ------------       ------------       ------------       ------------

   Comprehensive income                                                                            $  8,839,556
                                                                                                   ============

Balance, December 31, 1999                $ 33,329,374       $ (2,022,053)      $ (2,265,207)
                                          ============       ============       ============

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                  Years ended December 31, 2000, 1999 and 1998


                                               Class A common stock                Class B common stock              Additional
                                          ------------------------------      -------------------------------         paid in
                                             Shares            Amount             Shares            Amount            capital
                                          ------------      ------------      ------------       ------------       ------------
Balance, January 1, 2000                     7,879,349      $ 15,758,698         1,683,113       $    168,311       $ 50,865,395
   Net income for the year ended
     December 31, 2000                              --                --                --                 --                 --
   Conversion of Class B common
     stock to Class A common stock              42,129            84,258           (36,632)            (3,663)                --
   5% stock dividends declared                 382,857           765,714            84,234              8,424          6,581,785
   Cash in lieu of fractional shares                --                --                --                 --                 --
   Stock options exercised                      83,376           166,752                --                 --            320,766
   Cash dividends on common stock                   --                --                --                 --                 --
   Other comprehensive income, net
     of reclassifications and taxes                 --                --                --                 --                 --
                                          ------------      ------------      ------------       ------------       ------------

   Comprehensive income


Balance, December 31, 2000                   8,387,711      $ 16,775,422         1,730,715       $    173,072       $ 57,767,946
                                          ============      ============      ============       ============       ============

                                                              Accumulated
                                                                 other
                                            Retained         comprehensive       Treasury          Comprehensive
                                            earnings         income (loss)         stock              income
                                          ------------       ------------       ------------       ------------
Balance, January 1, 2000                  $ 33,329,374       $ (2,022,053)      $ (2,265,207)
   Net income for the year ended
     December 31, 2000                      14,260,064                 --                 --       $ 14,260,064
   Conversion of Class B common
     stock to Class A common stock             (80,595)                --                 --                 --
   5% stock dividends declared              (7,355,923)                --                 --                 --
   Cash in lieu of fractional shares            (2,671)                --                 --                 --
   Stock options exercised                          --                 --                 --                 --
   Cash dividends on common stock           (8,510,044)                --                 --                 --
   Other comprehensive income, net
     of reclassifications and taxes                 --          1,432,136                 --          1,432,136
                                          ------------       ------------       ------------       ------------

   Comprehensive income                                                                            $ 15,692,200
                                                                                                   ============

Balance, December 31, 2000                $ 31,640,205       $   (589,917)      $ (2,265,207)
                                          ============       ============       ============

         The accompanying notes are an integral part of this statement.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             Year ended December 31,

                                                                                2000                 1999                 1998
                                                                            ------------         ------------         ------------
Cash flows from operating activities
   Net income                                                               $ 14,260,064         $ 12,104,528         $ 10,783,940
   Adjustments to reconcile net income to
           net cash provided by operating activities
      Depreciation and amortization                                              413,864              413,864              351,039
      Provision for loan losses                                                  250,000                   --            4,769,785
      Accretion of investment securities discount                               (112,441)            (338,760)             (75,116)
      Amortization of investment securities premium                              240,382              896,332              294,699
      Amortization of deferred loan fees                                      (2,622,125)            (389,588)            (278,215)
      Accretion of discount on loans purchased                                (2,976,085)          (1,848,658)          (3,005,281)
      Provision (benefit) for deferred income taxes                              588,295           (1,257,494)              75,361
      Gains on other real estate                                                 (53,407)            (349,351)                  --
      Gains on sale of loans                                                          --              (44,773)              (3,831)
      Losses on sales of investment securities
           available for sale                                                    301,958                   --                   --
      Impairment loss on investment securities available for sale              1,000,000                   --                   --
      Decrease (increase) in accrued interest receivable                        (768,616)              62,692               99,146
      Decrease (increase) in other assets                                      2,153,179             (466,003)           1,915,737
      Increase in accrued interest payable                                     3,238,396              569,898            1,288,379
      Increase (decrease) in other liabilities                                 2,391,710            2,094,923           (4,113,266)
                                                                            ------------         ------------         ------------

              Net cash provided by operating activities                       18,305,174           11,447,610           12,102,377
                                                                            ------------         ------------         ------------

Cash flows from investing activities
   Proceeds from calls and maturities of investment
      securities held to maturity                                             14,612,933           13,797,967           43,508,610
   Purchases of investment securities held to maturity                       (30,001,160)         (35,554,592)         (41,251,689)
   Proceeds from calls, maturities and sale of investment securities
      available for sale                                                       1,076,671                   --                   --
   Proceeds from sales of investment securities
      available for sale                                                         610,313                   --                   --
   Purchases of Federal Home Loan Bank stock                                          --                   --                5,000
   Purchases of investment securities available for sale                              --          (25,770,160)         (15,302,591)
   Net increase in loans                                                     (31,963,563)         (49,134,710)         (11,980,316)
   Purchase of loan portfolio                                                (32,194,365)                  --
   Purchase of premises and equipment                                         (1,244,309)            (745,807)          (1,014,883)
   Proceeds from sale and payments on other real estate                           72,721            1,032,614                   --
                                                                            ------------         ------------         ------------

                Net cash used in investing activities                        (79,030,759)         (96,374,688)         (26,035,869)
                                                                            ------------         ------------         ------------

                                   (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                             Year ended December 31,

                                                                                2000                 1999                 1998
                                                                            ------------         ------------         ------------
Cash flows from financing activities
   Net increase in non-interest bearing and
      interest bearing demand deposits and savings accounts                 $ 37,773,004         $  4,813,360         $ 10,718,876
   Net increase in certificates of deposit                                    53,522,931           86,082,973           14,307,375
   Principal payments on mortgage                                                (48,193)             (47,141)             (44,165)
   Cash dividends in lieu of fractional shares                                    (2,671)              (3,213)              (2,023)
   Purchase of treasury stock                                                         --             (120,121)                  --
   Proceeds from (repayment of) borrowings                                     3,000,000             (365,000)         (15,698,000)
   Issuance of common stock under stock option plans                             487,518              897,871              353,141
   Cash dividends paid                                                        (8,510,044)          (7,848,843)          (7,175,330)
                                                                            ------------         ------------         ------------

                Net cash provided by financing activities                     86,222,545           83,409,886            2,459,874
                                                                            ------------         ------------         ------------

                Net increase (decrease) in cash and cash equivalents          25,496,960           (1,517,192)         (11,473,618)

Cash and cash equivalents at beginning of year                                17,725,462           19,242,654           30,716,272
                                                                            ------------         ------------         ------------

Cash and cash equivalents at end of year                                    $ 43,222,422         $ 17,725,462         $ 19,242,654
                                                                            ============         ============         ============

Supplemental disclosure of cash flow information
   Cash paid during the year for
        Interest                                                            $ 19,311,145         $ 15,352,296         $ 11,874,822
                                                                            ============         ============         ============

        Income taxes                                                        $  5,650,000         $  4,044,000         $  2,750,000
                                                                            ============         ============         ============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                           December 31, 2000 and 1999


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

     Statement of Financial Accounting Standards (SFAS) No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit of loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

     The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was amended in June, 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June, 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133) was issued. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133, an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS No. 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective April 1, 2000.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     SFAS No. 133 allowed a reclassification of investment securities without calling into question the intent of the Company to hold other investment securities to maturity in the future. On April 1, 2000, the Company reclassified investment securities from held to maturity to available for sale with a fair market value of $11,135,142 resulting in an increase of accumulated other comprehensive income of $301,958.

     SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2000 or 1999.

     4.   Allowance for Loan Losses

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses.

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

     The Company accounts for its impaired loans in accordance with SFAS No. 114, as amended by SFAS No. 118, which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     5.   Other Real Estate

     Other real estate is recorded at the lower of the customer's loan balance or the adjusted fair market value of the real estate securing the loan. The adjusted fair market value is determined by reducing the fair market value by estimated costs for the disposition of the property. Costs relating to holding the property are expensed when incurred. Other real estate owned of approximately $-0- and $19,000 at December 31, 2000 and 1999, respectively, is included in other assets on the consolidated balance sheets.

     6.   Premises and Equipment

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

     7.   Income Taxes

     Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, asset valuation reserves and net operating loss carryovers.

     8.   Per Share Information

     The Company follows the provisions of SFAS No. 128, which eliminated primary and fully diluted EPS and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     9.   Stock Option Plans

     The Company follows SFAS No. 123, which allows an entity to use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, and its related Interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share (EPS), as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

     10.  Benefit Plans

     During 1999, the Company implemented a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees. On January 1, 1998, the Company adopted SFAS No. 132, which revises employers' disclosures about pension and other postretirement benefits plans. It eliminated certain current disclosures and requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardizes the requirements for pensions and other postretirement benefit plans, to the extent possible, and illustrates combined formats for the presentation of pension plan and other postretirement benefit plans disclosures.

     11.  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     12.  Financial Instruments

     The Company follows the provisions of SFAS No. 107, which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments consist primarily of securities, loans and deposits.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     13. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and revised the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

     14.  Advertising Costs

     The Company and the Bank expense advertising costs as incurred.

     15.  Comprehensive Income

          On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes new standards for reporting comprehensive income, which includes net income as well as certain other items, which result in a change to equity during the period.

          The income tax effects allocated to comprehensive income is as follows:

                                                                             December 31, 2000
                                                               ---------------------------------------------
                                                                                    Tax             Net of
                                                               Before tax        (benefit)           tax
                                                                 amount           expense           amount
                                                               -----------      -----------      -----------
     Unrealized gains on securities
     Unrealized holding gains arising during period            $ 2,471,853      $   840,425      $ 1,631,428
     Less reclassification adjustment for losses
       realized in net income                                     (301,958)        (102,666)        (199,292)
                                                               -----------      -----------      -----------

       Other comprehensive income, net                         $ 2,169,895      $   737,759      $ 1,432,136
                                                               ===========      ===========      ===========


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                              December 31, 1999
                                                               ---------------------------------------------

                                                                                                   Net of
                                                                Before tax          Tax             tax
                                                                  amount          benefit          amount
                                                               -----------      -----------      -----------
     Unrealized losses on securities
     Unrealized holding losses arising during period           $(4,950,740)     $(1,685,768)     $(3,264,972)
     Less reclassification adjustment for losses
       realized in net income                                           --               --               --
                                                               -----------      -----------      -----------
       Other comprehensive loss, net                           $(4,950,740)     $(1,685,768)     $(3,264,972)
                                                               ===========      ===========      ===========

                                                                              December 31, 1998
                                                               ---------------------------------------------
                                                                                                    Net of
                                                               Before tax           Tax              tax
                                                                 amount           expense           amount
                                                               -----------      -----------      -----------
     Unrealized gains on securities
     Unrealized holding gains arising during period            $   916,330      $   311,553      $   604,777
     Less reclassification adjustment for gains
       realized in net income                                           --               --               --
                                                               -----------      -----------      -----------

       Other comprehensive income, net                         $   916,330      $   311,553      $   604,777
                                                               ===========      ===========      ===========

     16.  Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to the 2000 presentation.

NOTE B - INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities held to maturity and available for sale are summarized as follows:

                                                                           2000
                                              --------------------------------------------------------------
                                                                 Gross            Gross
                                               Amortized       unrealized       unrealized         Fair
                                                 cost            gains            losses           value
                                              ------------    ------------     ------------     ------------
     Investment securities held to maturity
       Corporate securities                   $ 63,038,666    $    834,919     $   (595,032)    $ 63,278,553
       U.S. agencies                            23,071,038              --           (1,066)      23,069,972
                                              ------------    ------------     ------------     ------------
                                              $ 86,109,704    $    834,919     $   (596,098)    $ 86,348,525
                                              ============    ============     ============     ============


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE B - INVESTMENT SECURITIES - Continued

                                                                             2000
                                                 --------------------------------------------------------------
                                                                    Gross            Gross
                                                  Amortized       unrealized       unrealized         Fair
                                                    cost            gains            losses           value
                                                 ------------    ------------     ------------     ------------
     Investment securities available for sale
       Federal Home Loan Bank stock -
         at cost                                 $ 3,169,700     $         --     $         --     $  3,169,700
       Preferred and common stock                   1,039,855           3,614             (238)       1,043,231
       Other securities                            66,827,977       1,431,200       (2,328,391)      65,930,786
                                                 ------------    ------------     ------------     ------------
                                                 $ 71,037,532    $  1,434,814     $ (2,328,629)    $ 70,143,717
                                                 ============    ============     ============     ============

                                                                             1999
                                                 --------------------------------------------------------------
                                                                    Gross            Gross
                                                  Amortized       unrealized       unrealized         Fair
                                                    cost            gains            losses           value
                                                 ------------    ------------     ------------     ------------
     Investment securities held to maturity
        Corporate securities                     $ 76,451,151     $   144,767      $ (1,724,979)    $ 74,870,939
        U.S. agencies                               6,613,763          37,714           (28,746)       6,622,731
                                                 ------------     ------------     ------------     ------------
                                                 $ 83,064,914     $    182,481     $ (1,753,725)    $ 81,493,670
                                                 ============     ============     ============     ============

     Investment securities available for sale
        Federal Home Loan Bank stock -
            at cost                              $  3,169,700     $         --     $         --     $  3,169,700
        Preferred and common stock                  3,726,673           10,923         (200,098)       3,537,498
        Other securities                           55,652,348          444,300       (3,318,819)      52,777,829
                                                 ------------     ------------     ------------     ------------
                                                 $ 62,548,721     $    455,223     $ (3,518,917)    $ 59,485,027
                                                 ============     ============     ============     ============

     The amortized cost and estimated fair value of investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE B - INVESTMENT SECURITIES - Continued

                                                                    2000
                                          --------------------------------------------------------
                                                              Held to maturity
                                                           ----------------------
     Available for sale
     ------------------
                                           Amortized        Fair         Amortized        Fair
                                             cost           value          cost           value
                                          -----------    -----------    -----------    -----------
          Within 1 year                   $11,939,255    $11,795,824    $ 1,251,115    $ 1,267,450
          After 1 but within 5 years       54,828,186     54,682,684     21,950,425     21,138,326
          After 5 but within 10 years       8,571,540      9,102,294      9,692,442      9,640,410
          After 10 years                   10,770,723     10,767,723     33,933,995     33,884,600
                                          -----------    -----------    -----------    -----------
                                           86,109,704     86,348,525     66,827,977     65,930,786
          Federal Home Loan Bank stock             --             --      3,169,700      3,169,700
          Preferred and common stocks              --             --      1,039,855      1,043,231
                                          -----------    -----------    -----------    -----------
                                          $86,109,704    $86,348,525    $71,037,532    $70,143,717
                                          ===========    ===========    ===========    ===========

     Proceeds from the sale of investment securities available for sale during 2000, 1999 and 1998 were $610,313, $-0- and $-0-, respectively, resulting in gross realized loss of $301,958, $-0- and $-0- during 2000, 1999 and 1998, respectively. Additionally, the Company recorded an impairment loss of $1,000,000 in 2000 on certain trust preferred investment securities available for sale that were issued by a related party.

     As of December 31, 2000 and 1999, investment securities with a book value of $26,454,684 and $21,295,289, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

NOTE C - LOANS

     Major classifications of loans are as follows:

                                                                  2000               1999
                                                              -------------     -------------
         Consumer                                             $   2,449,433     $   2,653,428
         Commercial and industrial                              193,397,994       166,477,867
         Real estate                                            233,110,207       193,162,959
                                                              -------------     -------------
              Total gross loans                                 428,957,634       362,294,254
         Less
           Unearned income                                       (1,991,544)       (2,154,106)
              Unamortized discount on loans purchased            (3,020,306)       (5,321,912)
                                                              -------------     -------------
              Total loans                                     $ 423,945,784     $ 354,818,236
                                                              =============     =============


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE C - LOANS - Continued

     Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $3,548,000 and $1,209,000 at December 31, 2000 and 1999, respectively. If interest had been accrued, such income would have been approximately $319,000, $109,000 and $308,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Although the Company has non-performing loans of approximately $3,548,000 at December 31, 2000, management believes it has adequate collateral to limit its credit risk.

     The Company granted loans to the officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $13,826,000 and $13,975,000 at December 31, 2000 and 1999,
     respectively. During 2000, $140,000 of new loans were made and repayments totaled $289,000.

     The balance of impaired loans was approximately $67,000 and $42,000 at December 31, 2000 and 1999, respectively. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The income recognized on impaired loans during 2000 was $5,307. Total cash collected on impaired loans during 2000 was $50,247, of which $44,940 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during 2000 was $19,147. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

     Changes in the allowance for loan losses were as follows:

                                                 2000             1999             1998
                                             ------------     ------------     ------------
          Balance at beginning of year       $ 11,737,337     $ 11,919,545     $  8,186,237
             Charge-offs                         (628,590)      (1,075,122)      (1,635,919)
             Recoveries                           614,092          892,914          599,442
                                             ------------     ------------     ------------
             Net charge-offs                      (14,498)        (182,208)      (1,036,477)
          Provision for loan losses               250,000               --        4,769,785
                                             ------------     ------------     ------------
          Balance at end of year             $ 11,972,839     $ 11,737,337     $ 11,919,545
                                             ============     ============     ============

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE D - PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                     Estimated
                                                                    useful lives           2000              1999
                                                                   ---------------      -----------      -----------
     Land                                                             --                $ 1,973,478      $ 1,973,478
     Buildings and leasehold improvements                          15 - 31.5 years        5,991,511        4,763,487
     Furniture and fixtures                                            5 - 7 years        2,719,819        2,703,541
                                                                                        -----------      -----------
                                                                                         10,684,808        9,440,506
     Less accumulated depreciation and amortization                                       4,069,655        3,655,798
                                                                                        -----------      -----------
                                                                                        $ 6,615,153      $ 5,784,708
                                                                                        ===========      ===========

     Depreciation and amortization in expense was approximately $414,000, $414,000 and $351,000 for the years ended 2000, 1999 and 1998.

NOTE E - DEPOSITS

     Deposits are summarized as follows:

                                                    2000            1999
                                                ------------    ------------
         Demand                                 $ 47,608,128    $ 45,541,164
         NOW and money market                    110,935,025      75,983,512
         Savings                                  19,947,825      19,193,298
         Time, $100,000 and over                 166,760,323     126,117,263
         Other time                              127,330,652     114,450,781
                                                ------------    ------------
                                                $472,581,953    $381,286,018
                                                ============    ============

    Maturities of certificates of deposit for the next five years and thereafter are as follows:

              2001                                       $  99,163,872
              2002                                          80,089,458
              2003                                          42,883,422
              2004                                          28,568,645
              2005                                          13,752,304
              Thereafter                                    29,633,274
                                                          ------------

                                                          $294,090,975
                                                          ============

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE F - BORROWINGS

1.   Advances from the Federal Home Loan Bank

Borrowings consist of advances from the Federal Home Loan Bank at December 31, 2000 and 1999 are as follows:

          Issue date             Maturity date         Interest rate         Balance
       -----------------       -----------------       -------------       -----------
       December 13, 2000       June 13, 2001                6.43           $ 3,000,000
       December 23, 1997       December 23, 2002            6.24            30,000,000
                                                                           -----------

                                                                           $33,000,000
                                                                           ===========

          The advances are collateralized by Federal Home Loan Bank stock, investment securities and certain of the Company's first mortgage loans.

     2.   Mortgage Payable

     The mortgage payable is payable to a bank at 65% of the prime rate (6.175% at December 31, 2000) and is guaranteed by an industrial development authority. A substantial portion of the land and building is pledged as security under this mortgage.

     Required principal payments for the next five years and thereafter are as follows:

       Year ending December 31,
       ------------------------
               2001                                              $    50,843
               2002                                                   54,073
               2003                                                   57,508
               2004                                                   61,162
               2005                                                   65,047
               Thereafter                                            142,753
                                                                 -----------
                                                                 $   431,386
                                                                 ===========

NOTE G - LEASE COMMITMENTS

     The Company leases various premises under non-cancellable agreements, which expire through 2004 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows:

       Year ending December 31,
       ------------------------
                2001                                              $   331,000
                2002                                                  325,000
                2003                                                  271,000
                2004                                                  171,100
                                                                  -----------
                                                                  $ 1,098,000
                                                                  ===========


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE G - LEASE COMMITMENTS - Continued

     Rental expense for all leases was approximately $388,000, $304,000 and $335,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE H - COMMON STOCK

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

NOTE I - INCOME TAXES

     The components of the income tax expense (benefit) included in the consolidated statements of income are as follows:

                                                   2000            1999           1998
                                                -----------     -----------    -----------
     Income tax expense (benefit)
       Current                                  $ 8,265,489     $ 5,127,196    $ 4,055,012
       Deferred federal tax                        (543,048)        177,402        310,111
     Benefit applied to reduce goodwill             259,139         259,139        259,139
                                                -----------     -----------    -----------

                                                $ 7,981,580     $ 5,563,737    $ 4,624,262
                                                ===========     ===========    ===========

     The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2000, 1999 and 1998 is as follows:

                                                       2000            1999            1998
                                                    -----------     -----------     -----------
     Computed tax expense at statutory rate         $ 7,784,575     $ 6,183,893     $ 5,392,871
     Tax-exempt income                                  (84,470)        (98,256)       (258,100)
     Low-income housing tax credit                     (544,939)       (544,939)       (544,939)
     Other, net                                         826,414         123,039         134,430
     Effect of 34% rate bracket                              --        (100,000)       (100,000)
                                                    -----------     -----------     -----------

     Applicable income tax expense                  $ 7,981,580     $ 5,563,737     $ 4,624,262
                                                    ===========     ===========     ===========


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE I - INCOME TAXES - Continued

     Deferred tax assets and liabilities consist of the following:

                                                                                 2000             1999
                                                                             ------------     ------------
     Deferred tax assets
        Allowance for loan losses                                            $  1,348,028     $  1,263,028
        Unrealized losses on investment securities available-for-sale             303,897        1,041,656
        Accrued stock-based compensation                                          521,228          658,493
        Asset valuation reserves                                                  974,362          472,013
        Other                                                                     435,003          285,532
        Net operating loss carryovers from Knoblauch State Bank                 7,619,884        7,790,916
                                                                             ------------     ------------
                                                                               11,202,402       11,511,638
     Less valuation allowance                                                  (7,619,884)      (7,790,916)
                                                                             ------------     ------------
                                                                                3,582,518        3,720,722
                                                                             ------------     ------------
     Deferred tax liabilities
        Other                                                                     286,709          230,202
                                                                             ------------     ------------
                                                                                  286,709          230,202
                                                                             ------------     ------------
            Net deferred tax asset, included in other assets                 $  3,295,809     $  3,490,520
                                                                             ============     ============

     The Company has approximately $22,000,000 of net operating loss carryovers from the acquisition of Knoblauch State Bank (KSB). These losses will fully expire in 2019. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code. As a result, a valuation allowance has been established to eliminate the deferred tax asset attributable to these net operating losses.

     During 2000, 1999 and 1998, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of KSB. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year.

NOTE J - EARNINGS PER SHARE

     Basic and diluted EPS are calculated as follows:

                                                                              2000
                                                            ------------------------------------------
                                                              Income      Average shares    Per share
                                                            (numerator)   (denominator)      amount
                                                            -----------   --------------   -----------
         Basic EPS
             Income available to common shareholders        $14,260,064     10,650,390       $  1.34
          Effect of dilutive securities
             Stock options                                           --        138,323         (0.02)
                                                            -----------    -----------       -------
          Diluted EPS
             Income available to common shareholders
                plus assumed exercise of options            $14,260,064     10,788,713       $  1.32
                                                            ===========     ==========       =======


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE J - EARNINGS PER SHARE - Continued

     Options to purchase 45,985 shares of common stock with an exercise price of $16.74 per share were not included in the computation of 2000 diluted EPS because the exercise price was greater than the average market price of the common stock.

                                                                              1999
                                                            ------------------------------------------
                                                              Income      Average shares    Per share
                                                            (numerator)   (denominator)      amount
                                                            -----------   --------------   -----------
         Basic EPS
          Income available to common shareholders           $12,104,528     10,516,583       $  1.15

       Effect of dilutive securities
          Stock options                                              --        133,615         (0.01)
                                                            -----------     ----------       -------

       Diluted EPS
          Income available to common shareholders
              plus assumed exercise of options              $12,104,528     10,650,198       $  1.14
                                                            ===========     ==========       =======

     Options to purchase 45,985 shares of common stock with an exercise price of $16.74 per share were not included in the computation of 1999 diluted EPS because the exercise price was greater than the average market price of the common stock.

                                                                              1998
                                                            ------------------------------------------
                                                              Income      Average shares    Per share
                                                            (numerator)   (denominator)      amount
                                                            -----------   --------------   -----------
       Basic EPS
          Income available to common shareholders           $10,783,940     10,383,598       $  1.04

       Effect of dilutive securities
          Stock options                                              --        133,673         (0.01)
                                                            -----------     ----------       -------

       Diluted EPS
          Income available to common shareholders
              plus assumed exercise of options              $10,783,940     10,517,271       $  1.03
                                                            ===========     ==========       =======

     Options to purchase 45,985 shares of common stock with an exercise price $16.74 per share were not included in the computation of 1998 diluted EPS because the exercise price was greater than the average market price of the common stock.

     Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of February 2001, the 5% stock dividend of January 2000, the 4% stock dividend of May 1999, and the 4% stock dividend of May 1998.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE K - STOCK OPTION PLANS

     The Company has two stock-based compensation plans, which are described below. The Company accounts for these plans under APB Opinion No. 25.

     1.   Outside Directors' Stock Option Plan

     The Company adopted a non-qualified outside Directors' Stock Option Plan (the Director's Plan). Under the terms of the Director's Plan, 150,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually, which are exercisable after one year of service. The options were granted at the fair market value at the date of the grant. At December 31, 2000, 62,593 options are outstanding and options covering 49,993 shares were exercisable.

     Stock option transactions consist of the following:

                                                2000                     1999                    1998
                                         --------------------    --------------------    --------------------
                                                     Weighted                Weighted                Weighted
                                                     average                 average                 average
                                                     exercise                exercise                exercise
                                          Shares      price       Shares      price       Shares      price
                                         --------    --------    --------    --------    --------    --------
       Outstanding at beginning
             of year                      70,088      $11.20      69,296      $10.67      58,184      $   --
          Granted                         12,600       14.26      12,033       12.87      12,516       16.74
          Exercised                      (20,095)       7.69     (11,241)       7.59      (1,404)       7.35
          Cancelled                           --          --          --          --          --          --
                                          ------                  ------                  ------
       Outstanding at end of year         62,593      $11.82      70,088      $11.20      69,296      $10.67
                                          ======                  ======                  ======
       Weighted average fair value
       of options granted during
       the year                                       $ 2.45                  $ 2.00                  $ 3.02

     The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                                                Options outstanding                         Options exercisable
                                -------------------------------------------------      -----------------------------
                                                     Weighted
                                                      average           Weighted                           Weighted
                                                     remaining          average                            average
         Range of                  Number           contractual         exercise         Number            exercise
      exercise prices            outstanding        life (years)          price         exercisable          price
     -----------------          -------------      --------------      ----------      -------------      ----------
     $  3.19 - $  4.13               2,805                1.8            $  3.58            2,805           $ 3.58
     $  5.93 - $  8.07              15,207                5.1               6.78           15,207             6.78
     $  11.10 - $14.26              32,065                8.9              13.00           19,465            12.20
     $  16.74                       12,516                8.0              16.74           12,516            16.74
                                   -------                                                -------
                                    62,593                                                 49,993
                                   =======                                                =======


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE K - STOCK OPTION PLANS - Continued

     2.   Stock Option and Appreciation Right Plan

     The Company adopted a Stock Option and Appreciation Right Plan (the Plan). The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,000,000 shares of the Company's Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is issued, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. As of December 31, 2000, 375,778 options were outstanding and options covering 244,390 shares were exercisable.

     Stock option transactions consist of the following:

                                                2000                     1999                    1998
                                         --------------------    --------------------    --------------------
                                                     Weighted                Weighted                Weighted
                                                     average                 average                 average
                                                     exercise                exercise                exercise
                                          Shares      price       Shares      price       Shares      price
                                         --------    --------    --------    --------    --------    --------
       Outstanding at beginning
             of year                      377,247     $ 6.80      464,583     $ 8.13      519,277     $ 6.56
          Granted                          67,717      12.96       89,627      13.52       61,641      14.86
          Exercised                       (63,281)      4.74     (135,027)      5.94     (110,723)      3.10
          Cancelled                        (5,905)     13.68      (41,936)     12.62       (5,612)     13.14
                                         --------                --------                --------
       Outstanding at end of year         375,778     $ 9.34      377,247     $ 6.80      464,583     $ 8.13
                                         ========                ========                ========
       Weighted average fair value
       of options granted during
       the year                                       $ 2.45                  $ 2.00                  $ 3.02


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE K - STOCK OPTION PLANS - Continued

     The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                                                Options outstanding                         Options exercisable
                                -------------------------------------------------      -----------------------------
                                                     Weighted
                                                      average           Weighted                           Weighted
                                                     remaining          average                            average
         Range of                  Number           contractual         exercise         Number            exercise
      exercise prices            outstanding        life (years)          price         exercisable          price
     -----------------          -------------      --------------      ----------      -------------      ----------
     $  2.26 - $  3.16              18,982              1.6              $ 2.63            18,982           $ 2.63
     $  4.12 - $  6.15             140,633              4.2                5.61           140,633             5.61
     $  8.07 - $ 11.10              86,130              6.4                9.24            62,283             9.04
     $ 12.88 - $ 16.75             130,033              9.1               14.41            22,492            15.18
                                   -------                                                -------

                                   375,778                                                244,390
                                   =======                                                =======

     Had compensation cost for both plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                              2000              1999              1998
                                             -------           -------           -------
                                               (in thousands, except per share amounts)
       Net income
          As reported                        $14,260           $12,105           $10,784
          Pro forma                           14,196            12,059            10,759

       Earnings per share
          As reported - basic                  $1.34             $1.15            $1.04
          As reported - diluted                 1.32              1.14             1.03
          Pro forma - basic                     1.33              1.15             1.04
          Pro forma - diluted                   1.31              1.13             1.03

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 5.95%, 5.33% and 5.25% for 2000, 1999 and 1998, respectively; expected volatility of 36.3%; and risk-free interest rate of 5.11% in 2000, 6.4% in 1999 and 4.57% in 1998. Expected lives are 10 years for 2000, 1999 and 1998.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE L - PENSION PLAN

     The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest five consecutive years during the last 10 years of employment. The Company's policy is to fund pension costs allowable for income tax purposes.The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                              2000               1999
                                                           -----------        -----------
       Change in benefit obligation
          Benefit obligation at beginning of year          $ 2,209,962        $ 1,879,367
          Service cost                                        (632,351)           199,039
          Interest cost                                         85,801            131,556
          Other changes                                        118,524                 --
                                                           -----------        -----------
          Benefits obligation at end of year               $ 1,781,936        $ 2,209,962
                                                           ===========        ===========

     Net pension cost included the following components (in thousands):

                                                              2000             1999
                                                           ----------       ----------
       Service cost                                        $  341,258       $  320,405
       Interest cost                                           85,801          131,556
                                                           ----------       ----------

       Net periodic benefit cost                           $  427,059       $  451,961
                                                           ==========       ==========

          The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 4%, respectively, in 2000 and 1999. The expected long-term rate of return on assets was 7% for 2000 and 1999.

          The Company has a capital accumulation and salary reduction plan under
     Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 1% to a maximum of 15% of their annual salary, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,550 per employee annual limit. Matching contributions to the plan were approximately $141,000, $131,000 and $128,000 for the years ended December 31, 2000, 1999 and 1998.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE M - CONCENTRATIONS OF CREDIT RISK

     The Company primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. Approximately 42% of loans are outside the normal lending area. The Company has concentrations of credit risk in real estate development loans (26%) at December 31, 2000. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.

     Approximately 84% of the Company's investment portfolio consists of corporate securities.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk. The contract amounts are as follows:

                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        2000              1999
                                                                                     -----------       -----------
       Financial instruments whose contract amounts represent credit risk
          Commitments to extend credit                                               $74,072,960       $74,977,703
          Standby letters of credit and financial guarantees written                   1,853,005         3,111,203

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


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

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

NOTE O - REGULATORY MATTERS

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

     Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2000, management believes that the Bank meets all capital adequacy requirements to which it is subject.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE O - REGULATORY MATTERS - Continued

     2.   Capital Ratios

     As of March 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                          2000
                                              ----------------------------------------------------------------------

                                                                                         Required
                                                                                        for capital
                                                      Actual                         adequacy purposes
                                              -----------------------     -------------------------------------------
                                                 Amount        Ratio        Amount                  Ratio
                                              ------------    -------     -----------     ---------------------------
          Total capital
          (to risk-weighted assets)
             Company (consolidated)           $110,403,289     19.40%     $45,516,323     greater than or equal to 8.00%
             Bank                               78,052,025     13.92       44,845,672     greater than or equal to 8.00
          Tier I capital
          (to risk-weighted assets)
             Company (consolidated)            103,219,007     18.14       22,758,161     greater than or equal to 4.00
             Bank                               70,983,584     12.66       22,422,836     greater than or equal to 4.00
          Tier I capital
          (to average assets, leverage)
             Company (consolidated)            103,219,007     16.98       18,234,176     greater than or equal to 3.00
             Bank                               70,983,584     11.85       17,971,586     greater than or equal to 3.00

                                              --------------------------------------------
                                                                To be well
                                                            capitalized under
                                                            prompt corrective
                                                            action provisions
                                              --------------------------------------------
                                                 Amount                   Ratio
                                              -------------    ---------------------------
          Total capital
          (to risk-weighted assets)
             Company (consolidated)                N/A                     N/A
             Bank                              $56,057,090     greater than or equal to 10.00%
          Tier I capital
          (to risk-weighted assets)
             Company (consolidated)                N/A                     N/A
             Bank                               33,634,254     greater than or equal to  6.00
          Tier I capital
          (to average assets, leverage)
             Company (consolidated)                N/A                     N/A
             Bank                               29,952,642     greater than or equal to  5.00

                                                                                          1999
                                              ----------------------------------------------------------------------

                                                                                         Required
                                                                                        for capital
                                                      Actual                         adequacy purposes
                                              -----------------------     -------------------------------------------
                                                 Amount        Ratio        Amount                  Ratio
                                              ------------    -------     -----------     ---------------------------
       Total capital
       (to risk-weighted assets)
          Company (consolidated)              $102,678,179     21.64%     $37,960,671     greater than or equal to 8.00%
          Bank                                  71,914,673     15.35       37,484,002     greater than or equal to 8.00
       Tier I capital
       (to risk-weighted assets)
          Company (consolidated)                96,675,145     20.37       18,980,336     greater than or equal to 4.00
          Bank                                  65,985,199     14.08       18,742,001     greater than or equal to 4.00
       Tier I capital
       (to average assets, leverage)
          Company (consolidated)                96,675,145     18.75       15,467,565     greater than or equal to 3.00
          Bank                                  65,985,199     13.00       15,223,609     greater than or equal to 3.00

                                              --------------------------------------------
                                                                To be well
                                                            capitalized under
                                                            prompt corrective
                                                            action provisions
                                              --------------------------------------------
                                                 Amount                   Ratio
                                              -------------    ---------------------------
          Total capital
          (to risk-weighted assets)
             Company (consolidated)                N/A                     N/A
             Bank                              $46,855,003     greater than or equal to 10.00%
          Tier I capital
          (to risk-weighted assets)
             Company (consolidated)                N/A                     N/A
             Bank                               28,113,002     greater than or equal to  6.00
          Tier I capital
          (to average assets, leverage)
             Company (consolidated)                N/A                     N/A
             Bank                               25,372,682     greater than or equal to  5.00


             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2000 and 1999 were as follows:

     Fair values of loans and deposits with floating interest rates are generally presumed to approximate the recorded carrying amounts.

     Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows:

                                                                  2000                                1999
                                                      -----------------------------       -----------------------------
                                                       Estimated                           Estimated
                                                         fair            Carrying            fair            Carrying
                                                         value            amount             value            amount
                                                      -----------       -----------       -----------       -----------
       Cash and cash equivalents                      $43,222,422       $43,222,422       $17,725,462       $17,725,462
       Investment securities held to maturity          86,348,525        86,109,704        81,493,670        83,064,914
       Investment securities available for sale        70,143,717        70,143,717        59,485,027        59,485,027

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows:

                                                                  2000                                1999
                                                     ------------------------------      ------------------------------
                                                       Estimated                           Estimated
                                                         fair            Carrying            fair            Carrying
                                                         value            amount             value            amount
                                                     ------------      ------------      ------------      ------------
       Deposits with stated maturities               $316,244,981      $294,090,975      $240,188,294      $240,568,044
       Mortgage payable                                   431,386           431,386           479,579           479,579
       Long-term borrowings                            35,876,823        33,000,000        32,787,036        30,000,000


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

     Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling $198,490,978 and $140,717,974 at December 31, 2000 and
     1999, respectively.

     Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows:

                                                                  2000                                1999
                                                     ------------------------------      ------------------------------
                                                       Estimated                           Estimated
                                                         fair            Carrying            fair            Carrying
                                                         value            amount             value            amount
                                                     ------------      ------------      ------------      ------------
       Net loans                                     $443,368,393      $411,972,945      $374,250,097      $343,080,899

     There is no material difference between the carrying amount and estimated fair value of off-balance-sheet items totaling $75,925,965 and $78,078,906 at December 31, 2000 and 1999, respectively, which are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

     The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107.

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

     Condensed financial information for the parent company only follows.

                            CONDENSED BALANCE SHEETS

                                                                                             December 31,
                                                                                    ------------------------------
                                                                                        2000               1999
                                                                                    ------------       -----------
       Assets
          Cash                                                                      $  1,396,216       $   932,372
          Investment in Royal Investments of Delaware, Inc. - at equity               30,583,452        29,451,166
          Investment in Royal Bank of Pennsylvania - at equity                        71,264,851        65,201,409
          Other assets                                                                   257,002           249,571
                                                                                    ------------       -----------

                                                                                    $103,501,521       $95,834,518
                                                                                    ============       ===========

          Stockholders' equity                                                       103,501,521        95,834,518
                                                                                    ------------       -----------

                                                                                    $103,501,521       $95,834,518
                                                                                    ============       ===========


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


                         CONDENSED STATEMENTS OF INCOME

                                                                                 Year ended December 31,
                                                                   -----------------------------------------------
                                                                      2000              1999              1998
                                                                   -----------       -----------       -----------
       Income
          Equity in undistributed net earnings of subsidiaries     $ 5,763,591       $ 4,304,705       $ 4,985,119
          Dividends from subsidiary bank                             8,512,714         7,848,843         5,877,354
          Other income                                                  49,788            44,386            39,610
                                                                   -----------       -----------       -----------

               Total income                                         14,326,093        12,197,934        10,902,083
                                                                   -----------       -----------       -----------

       Expenses
          Other expenses                                                67,536           119,801           160,430
          Income tax benefit                                            (1,507)          (26,395)          (42,287)
                                                                   -----------       -----------       -----------

               Total expenses                                           66,029            93,406           118,143
                                                                   -----------       -----------       -----------

               Net income                                          $14,260,064       $12,104,528       $10,783,940
                                                                   ===========       ===========       ===========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31,
                                                                   -----------------------------------------------
                                                                      2000              1999              1998
                                                                   -----------       -----------       -----------
     Cash flows from operating activities
        Net income                                                 $14,260,064       $12,104,528       $10,783,940
        Adjustments to reconcile net income to net cash
               provided by operating activities
           Undistributed earnings from subsidiaries                 (4,647,243)       (4,304,705)       (4,985,119)
           Operating expenses                                           67,536           119,801           160,430
           Rental income                                               (49,788)          (44,386)          (39,610)
           Non-cash income tax benefit                                  (1,507)          (26,395)          (42,287)
           Increase in other liabilities                                    --                --        (1,637,763)
                                                                   -----------       -----------       -----------

               Net cash provided by operating activities             9,629,062         7,848,843         4,239,591
                                                                   -----------       -----------       -----------

     Cash flows from financing activities
        Cash dividends paid                                         (8,510,044)       (7,848,843)       (7,175,303)
        Other, net                                                    (655,174)          738,549           273,232
                                                                   -----------       -----------       -----------

               Net cash used in financing activities                (9,165,218)       (7,110,294)       (6,902,098)
                                                                   -----------       -----------       -----------

               Net increase (decrease) in cash                         463,844           738,549        (2,662,507)

     Cash at beginning of year                                         932,372           193,823         2,856,330
                                                                   -----------       -----------       -----------

     Cash at end of year                                           $ 1,396,216       $   932,372       $   193,823
                                                                   ===========       ===========       ===========

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE R - SUBSEQUENT EVENTS

          On March 12, 2001, Royal Bank of Pennsylvania, a wholly owned subsidiary of Royal Bancshares of Pennsylvania entered into a Purchase and Assumption Agreement with Crusader Holding Corporation, a Pennsylvania corporation, the holding company for Crusader Savings Bank, FSB, a federally chartered savings bank, to which Royal Bank will acquire substantially all of Crusader Savings Bank's assets and assume substantially all of its liabilities. The purchase price is payable in cash, based on Crusader's tangible book value, and will be adjusted through closing for net income and any other changes to Crusader's book value. This transaction is anticipated to be accounted for under the purchase method of accounting.

          The completion of transaction is subject to the satisfaction of various conditions including the receipt of regulatory approval from the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the Pennsylvania State Banking Department.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The information required in this Item, relating to directors, executive officers, control persons is set forth in the Registrant's Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders under the heading "Remuneration of directors and Officers and Other Transactions", which pages are incorporated herein by reference.

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

          Based solely on its review of forms that were received from certain reporting persons, the Corporation believes that during the period January 1, 2000 through December 31, 2000, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE  COMPENSATION

          The information required by this Item, relating to executive compensation, is set forth in the Registrant's Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, under the heading "Remuneration of Directors and Officers and Other Transactions", which pages are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in the Registrant's Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, under the heading "Information About Nominees, Continuing Directors and Executive Officers", which pages are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Registrant's Proxy Statement to be used in connection with the 2001 Annual Meeting of Shareholders, under the heading "Interest of Management and Others in Certain Transactions", which page are incorporated herein by reference.

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

                  2 Purchase and Assumption Agreement, dated as of March 12, 2001, among Royal Bank of Pennsylvania, Crusader Holding Corporation, Crusader Savings Bank, F.S.B. and Asset Investment Corporation. (Incorporated by reference to Exhibit 2 to Registrant's Report on Form 8-K, filed with the Commission on March 15, 2001.)

                  3(i) Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

                  3(ii) By-laws. (Incorporated by reference to Exhibit 99 to Registrant's Current Report on Form 8-K, filed with the Commission on March 13, 2001.)

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

                  11. Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note A, "Per Share Information".

                  12.      Statement re: Computation of Ratios. (Included at
                           Item 8 here of, Note Q, "Regulatory Matters.")

                  21.      Subsidiaries of Registrant.

                  23.      Consent of Independent Accountants.

(b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year December 31, 2000.

(c) The exhibits required to be filed by this Item are listed under Item 14(a)3 above.

(d)       Not applicable.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                     --------------------------------------

    DATE                                      TITLE                            SIGNATURE
    ----                                      -----                            ---------

 March 21, 2001                              Chairman                    /s/ Daniel M. Tabas
----------------------------                                            ----------------------------
                                                                         Daniel M. Tabas


 March 21, 2001                            President/CEO                 /s/ Joseph P. Campbell
----------------------------                 Director                   ----------------------------
                                                                         Joseph P. Campbell


 March 21, 2001                            Treasurer/CFO                 /s/ James J. McSwiggan
----------------------------                                            ----------------------------
                                                                         James J. McSwiggan


 March 21, 2001                              Director                    /s/ Albert Ominsky
----------------------------                                            ----------------------------
                                                                         Albert Ominsky


 March 21, 2001                              Director                    /S/ Anthony J. Micale
----------------------------                                            ----------------------------
                                                                         Anthony J. Micale


                                          Vice Chairman/
 March 21, 2001                        Senior Vice President/            /S/ Robert R. Tabas
----------------------------                 Director                   ----------------------------
                                                                         Robert R. Tabas


 March 21, 2001                              Director                     /S/ Gregory T. Reardon
----------------------------                                             ----------------------------
                                                                          Gregory T. Reardon


 March 21, 2001                              Director                      /S/ Carl M. Cousins
----------------------------                                             ----------------------------
                                                                          Carl M. Cousins


                                                                    Continued...

    DATE                                      TITLE                            SIGNATURE
    ----                                      -----                            ---------

March 21, 2001                               Director                     /S/ Lee E. Tabas
----------------------------                                             ----------------------------
                                                                          Lee E. Tabas


March 21, 2001                               Director                     /S/ Howard Wurzak
----------------------------                                             ----------------------------
                                                                          Howard Wurzak


March 21, 2001                            Senior Vice President/          /S/ John M. Decker
----------------------------                 Director                    ----------------------------
                                                                          John M. Decker


March 21, 2001                            Senior Vice President/          /S/ Murray Stempel
----------------------------                 Director                    ----------------------------
                                                                          Murray Stempel


March 21, 2001                               Director                     /S/ Jack R. Loew
----------------------------                                             ----------------------------
                                                                          Jack R. Loew


March 21, 2001                               Director                     /S/ Edward B. Tepper
----------------------------                                             ----------------------------
                                                                          Edward B. Tepper

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX


                  2 Purchase and Assumption Agreement, dated as of March 12, 2001, among Royal Bank of Pennsylvania, Crusader Holding Corporation, Crusader Savings Bank, F.S.B. and Asset Investment Corporation. (Incorporated by reference to Exhibit 2 to Registrant's Report on Form 8-K, filed with the Commission on March 15, 2001.)

                  3(i) Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

                  3(ii) By-laws. (Incorporated by reference to Exhibit 99 to Registrant's Current Report on Form 8-K, filed with the Commission on March 13, 2001.)

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