Form 10-Q
period 2001-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2001-05-15
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


          (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended: MARCH 31, 2001

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

                                   Yes X       No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class A Common Stock              Outstanding at March 31, 2001
                  $2.00 PAR VALUE                           8,588,830

                  Class B Common Stock              Outstanding at March 31, 2001
                  $.10 PAR VALUE                             1,817,329

                   ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND
                                  SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                        ASSETS                                                      MARCH 31, 2001     DEC 31, 2000
                                                                                    -------------      -------------
Cash and due from banks                                                             $  10,307,215      $  15,772,422
Federal funds sold                                                                     12,587,124         27,450,000
                                                                                    -------------      -------------
               Total cash and cash equivalents                                         22,894,339         43,222,422
                                                                                    -------------      -------------
Investment securities held to maturity (market value of $92,404,166 at
        March 31, 2001 and $86,348,525 at December 31, 2000)                           92,475,968         86,109,704
Investment securities available for sale - at market value                             68,184,288         70,143,717
Total loans                                                                           433,417,512        423,945,784
    Less allowance for loan losses                                                     12,185,902         11,972,839
                                                                                    -------------      -------------
               Net loans                                                              421,231,610        411,972,945
Premises and equipment, net                                                             6,998,318          6,615,153
Accrued interest receivable                                                             5,904,994          5,504,058
Accrued interest and other assets                                                       7,840,629          6,512,899
                                                                                    -------------      -------------
                                                                                    $ 625,530,146      $ 630,080,898
                                                                                    =============      =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                         $  50,531,164      $  47,608,128
       Interest bearing (includes certificates of deposit in excess of $100,000 of $149,471,266 at March 31, 2001 and
         $166,760,323 at December 31, 2000)                                           419,540,362        424,973,825
                                                                                    -------------      -------------
               Total deposits                                                         470,071,526        472,581,953
    Accrued interest                                                                   11,161,506         11,237,712
    Other liabilities                                                                   7,075,634          9,328,326
    Borrowings                                                                         33,000,000         33,000,000
    Mortgage payable                                                                      423,032            431,386
                                                                                    -------------      -------------
               Total liabilities                                                      521,731,698        526,579,377
                                                                                    -------------      -------------
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         8,804,218 at March 31, 2001 and 8,387,711 at December 31, 2000                17,608,436         16,775,422
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,817,329 at March 31, 2001 and 1,730,715 at December 31, 2000                   181,733            173,072
    Capital surplus                                                                    64,881,253         57,767,946
    Retained earnings                                                                  25,388,242         31,640,205
    Accumulated other comprehensive income or (loss)                                   (1,996,009)          (589,917)
                                                                                    -------------      -------------
                                                                                      106,063,655        105,766,728
    Treasury stock - at cost, shares of Class A, 215,388 at March 31, 2001,
      and December 31, 2000                                                            (2,265,207)        (2,265,207)
                                                                                    -------------      -------------
                                                                                      103,798,448        103,501,521
                                                                                    -------------      -------------
                                                                                    $ 625,530,146      $ 630,080,898
                                                                                    =============      =============


The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ---------------------------
                                                                           2001            2000
                                                                        -----------     -----------

Interest income
    Loans, including fees                                               $11,163,382     $10,015,585
    Investment securities held to maturity
        Taxable                                                           1,541,883       1,435,864
        Tax-exempt                                                               --              --
    Investment securities available for sale
        Taxable                                                           1,559,291      1,,333,136
        Tax-exempt                                                               --              --
    Deposits in banks                                                        68,461             900
    Federal funds sold                                                      374,771         141,704
                                                                        -----------     -----------
           TOTAL INTEREST INCOME                                         14,707,788      12,927,189
                                                                        -----------     -----------
Interest expense
    Deposits                                                              5,652,004       4,402,199
    Mortgage payable and other                                              466,606         475,000
    Federal funds purchased                                                      --          17,221
                                                                        -----------     -----------
           TOTAL INTEREST EXPENSE                                         6,118,610       4,894,420
                                                                        -----------     -----------
           NET INTEREST INCOME                                            8,589,178       8,032,769
Increase in provision for loan losses                                            --         250,000
                                                                        -----------     -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                             8,589,178       7,782,769
                                                                        -----------     -----------

Other income (expense)
    Service charges and fees                                                218,472         209,014
    Realized gains on sale of investment securities available
    for sale                                                                     --              --

    Gain on sale of other real estate                                       104,278          53,407
    Gain on sale of loans                                                        --              --
    Other income                                                             79,722          68,858
                                                                        -----------     -----------
                                                                            402,472         331,279
                                                                        -----------     -----------
Other expenses
    Salaries & wages                                                      1,697,405       1,463,343
    Employee benefits                                                       396,905         367,291
    Occupancy and equipment                                                 211,808         183,898
    Other operating expenses                                              1,113,998       1,167,261
                                                                        -----------     -----------
                                                                          3,420,116       3,181,793
                                                                        -----------     -----------

           INCOME BEFORE INCOME TAXES                                     5,571,534       4,932,255
    Income taxes                                                          1,657,243       1,605,888
                                                                        -----------     -----------
           NET INCOME                                                   $ 3,914,291     $ 3,326,367
                                                                        ===========     ===========

    Per share data
        Net income - basic                                              $       .37     $       .31
                                                                        ===========     ===========
        Net income - diluted                                            $       .36     $       .31
                                                                        ===========     ===========


The accompanying notes are an integral part of these statements.

                   ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND
                                  SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)






                                                CLASS A COMMON STOCK              CLASS B COMMON STOCK            CAPITAL
                                              SHARES           AMOUNT           SHARES           AMOUNT           SURPLUS
                                           ------------     ------------     ------------     ------------     ------------
Balance, January 1, 2001                      8,387,711     $ 16,775,422        1,730,715     $    173,072     $ 57,767,946

Net income for the nine months ended
Sept. 30,                                            --               --               --               --               --
Conversion of Class B common stock to
Class A Common stock                                 --               --               --               --               --
Purchase of treasury stock                           --               --               --               --               --
5% stock dividend declared                      408,197          816,394           86,614            8,661        7,093,499
Cash dividends on common stock                       --               --               --               --               --
Cash in lieu of fractional shares                    --               --               --               --               --
Stock options exercised                           8,310           16,620               --               --           19,808
Other comprehensive income (loss), net
of reclassifications and taxes                       --               --               --               --               --
                                           ------------     ------------     ------------     ------------     ------------
Comprehensive income

Balance, March 31, 2001                       8,804,218     $ 17,608,436        1,817,329     $    181,733     $ 64,881,253
                                           ============     ============     ============     ============     ============

                                                                              ACCUMULATED
                                                                                  OTHER
                                             RETAINED          TREASURY       COMPREHENSIVE     COMPREHENSIVE
                                             EARNINGS           STOCK          INCOME (LOSS)       INCOME
                                           ------------      ------------      ------------     ------------
Balance, January 1, 2001                  $ 31,640,205      $ (2,265,207)     $   (589,917)

Net income for the nine months ended
Sept. 30,                                    3,914,291               --                 --      $  3,914,291
Conversion of Class B common stock to
Class A Common stock                                --                --                --                --
Purchase of treasury stock                          --                                  --                --
5% stock dividend declared                  (7,918,555)
Cash dividends on common stock              (2,247,699)               --                --                --
Cash in lieu of fractional shares                   --                --                --                --
Stock options exercised                             --                --                --                --
Other comprehensive income (loss), net
of reclassifications and taxes                      --                --        (1,406,092)       (1,406,092)
                                           ------------      ------------      ------------     ------------
Comprehensive income                                                                            $  2,508,199
                                                                                                ============
Balance, March 31, 2001                   $ 25,388,242      $ (2,265,207)     $ (1,996,009)
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
                                   (UNAUDITED)






                                                CLASS A COMMON STOCK              CLASS B COMMON STOCK            CAPITAL
                                              SHARES           AMOUNT           SHARES           AMOUNT           SURPLUS
                                           ------------     ------------     ------------     ------------     ------------

Balance, January 1, 2000                      7,879,349     $ 15,758,698        1,683,113      $    168,311      $ 50,865,395

Net income for the three months ended
March 31,                                            --               --               --                                  --
Conversion of Class B common stock to
Class A Common stock                              9,300           18,600           (8,089)             (809)               --
Purchase of treasury stock                           --               --               --                --                --
5% stock dividend declared                      382,857          765,714           84,241             8,424         6,581,786
Cash dividends on common stock                       --               --               --                --                --
Cash in lieu of fractional shares                    --               --               --                --                --
Stock options exercised                          11,014           22,028               --                --            37,010
Other comprehensive income (loss), net
   of Reclassifications and taxes                    --               --               --                --                --
                                           ------------     ------------     ------------      ------------      ------------
Comprehensive income


Balance, March 31, 2000                       8,282,520     $ 16,565,040        1,759,265      $    175,927      $ 57,484,191
                                           ============     ============     ============      ============      ============

                                                                                 ACCUMULATED
                                                                                    OTHER
                                               RETAINED          TREASURY       COMPREHENSIVE     COMPREHENSIVE
                                               EARNINGS           STOCK          INCOME (LOSS)       INCOME
                                             ------------      ------------      ------------     ------------

Balance, January 1, 2000                      $ 33,329,374      $ (2,265,207)     $ (2,022,053)

Net income for the three months ended
March 31,                                        3,326,367                --                --      $  3,326,367

Conversion of Class B common stock to
Class A Common stock                               (17,791)               --                --                --
Purchase of treasury stock                              --                                  --                --
5% stock dividend declared                      (7,355,924)
Cash dividends on common stock                  (2,119,675)               --                --                --
Cash in lieu of fractional shares                       --                --                --                --
Stock options exercised                                 --                --                --                --
Other comprehensive income (loss), net
   of Reclassifications and taxes                       --                --           996,402           996,402
                                              ------------      ------------      ------------      ------------
Comprehensive income                                                                                $  4,322,769
                                                                                                    ============

Balance, March 31, 2000                       $ 27,162,351      $ (2,265,207)     $ (1,025,651)
                                              ============      ============      ============



The accompanying notes are an integral part of the financial statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,

Cash flows from operating activities                                       2001              2000
                                                                       ------------      ------------
    Net income                                                         $  3,914,291      $  3,326,367
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                         62,007           147,553
        Provision (recovery) of loan loss reserve (credit)                    --           250,000
        Accretion of investment securities discount                         (41,573)          (92,665)
        Amortization of investment securities premium                        42,860           114,968
        Amortization of deferred loan fees                                 (348,558)          (63,047)
        Accretion of discount on loans purchased                           (584,503)         (700,689)
        (Benefit) provision for deferred income taxes                      (724,350)          513,314
        (Gain) loss on other real estate                                   (104,278)          (53,407)
        (Gain) on sale of loans                                                  --                --
        (Gain) on sale of investment securities                               --                --
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                 (400,936)         (991,370)
        (Increase) decrease in other assets                                (390,317)         (395,270)
        Increase (decrease) in accrued interest payable                     (76,206)          832,197
        Increase in unearned income on loans                                359,286            59,404
        Increase (decrease) in other liabilities                         (2,252,692)         (831,988)
                                                                       ------------      ------------
               Net cash provided by operating activities                   (544,969)        2,115,367

Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                         --                --
    Proceeds from calls/maturities of HTM investment securities          13,632,449         7,965,297
    Proceeds from calls/maturities of AFS investment securities         (19,446,663)        1,650,000
    Purchase of HTM investment securities                                        --                --
    Purchase of AFS investment securities                                        --          (431,467)
    Purchase of loans                                                            --       (18,767,789)
    Net (increase) decrease in loans                                     (8,897,953)      (19,302,621)
    Proceeds from sale and payments on other real estate                    104,278                --
    Purchase of premises and equipment                                     (445,172)               --
                                                                       ------------      ------------
               Net cash (used in) provided by investing activities      (15,053,061)      (28,886,580)

Cash flows from financing activities:
     Net (decrease) in non-interest bearing and
     interest bearing demand deposits and savings accounts               17,351,645         7,009,437
     Net increase (decrease) in certificates of deposit                 (19,862,072)       26,376,448
     Mortgage payments                                                       (8,354)
                                                                                              (11,974)
     Net (decrease) increase in short term borrowings                            --                --
     Cash dividends                                                              --        (2,119,674)
     Cash in lieu of fractional shares                                           --                --
     Issuance of common stock under stock option plans                       36,427            59,039
     Purchase of treasury stock                                          (2,247,699)               --
                                                                       ------------      ------------
               Net cash provided by (used in) financing activities       (4,730,053)       31,313,276
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                            (20,328,083)        4,542,063
Cash and cash equivalents at beginning of year                           43,222,422        17,725,462
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $ 22,894,339      $ 22,267,525
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

1. The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is un-audited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. Further information is included in the Annual Report on Form 10-K for the year ended December 31, 2000.

2. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


                                                                        Three months ended March 31, 2001
                                                                    -------------------------------------------
                                                                      Income        Average shares    Per share
                                                                    (numerator)      (denominator)     amount
                                                                    ----------      --------------    ---------
    Basic EPS
       Income available to common shareholders                      $3,914,291        10,677,897      $    0.37
    Effect of dilutive securities
       Stock options                                                                     179,981
                                                                    ----------        ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $3,914,291        10,857,878      $    0.36
                                                                    ==========        ==========      =========


                                                                     (continued)

                                                                         Three months ended March 31, 2000
                                                                    -------------------------------------------
                                                                      Income        Average shares    Per share
                                                                    (numerator)      (denominator)     amount
                                                                    ----------      --------------    ---------
    Basic EPS
       Income available to common shareholders                      $3,326,367        10,603,429       $   0.31
    Effect of dilutive securities
       Stock options                                                                     171,991
                                                                    ----------        ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                          $3,326,367        10,775,420      $    0.31
                                                                    ==========        ==========      =========


EPS is calculated on the basis of the weighted average number of shares outstanding of 10,677,897 and 10,603,429 for the three months ended March 31, 2001 and 2000, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2001.


4.       Investment Securities:

         The carrying value and approximate market value of investment securities at March 31, 2001 are as follows:

                                AMORTIZED
                                   OR            GROSS           GROSS         APPROXIMATE
                                PURCHASED      UNREALIZED      UNREALIZED        MARKET         CARRYING
                                  COST           GAINS           LOSSES           VALUE           VALUE
                               -----------     ----------      -----------     -----------     -----------
HELD TO MATURITY:
US agencies                    $30,438,588     $        --     $         1     $30,438,587     $30,438,588
Corporate debt securities       62,037,380       1,591,636       1,663,437      61,965,579      62,037,380
                               -----------     -----------     -----------     -----------     -----------
                               $92,475,968     $ 1,591,636     $1,663,4386     $92,404,166     $92,475,968
                               ===========     ===========     ===========     ===========     ===========

AVAILABLE FOR SALE:
Federal Home Loan

   Bank Stock - at cost        $ 3,169,700     $        --     $        --     $ 3,169,700     $ 3,169,700
Preferred and common stock       1,289,855           9,052           2,396       1,296,511       1,296,511
Other securities                66,748,988       1,033,707       4,064,618      63,718,077      63,718,077
                               -----------     -----------     -----------     -----------     -----------
                               $71,208,543     $ 1,042,759     $ 4,067,014     $68,184,288     $68,184,288
                               ===========     ===========     ===========     ===========     ===========


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

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ---------------------------
                                                   2001            2000
                                                -----------     -----------

      BALANCE AT BEGINNING OF PERIOD,           $11,972,839     $11,737,337

        Loans charged-off                                --              --
        Recoveries                                  213,063          41,416
                                                -----------     -----------
             Net charge-offs and recoveries         213,063          41,416

        Provision for loan losses                        --         250,000
                                                -----------     -----------
      BALANCE AT END OF PERIOD                  $12,185,902     $12,028,753
                                                ===========     ===========


7.       Nonperforming loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $3,749,563 and $1,602,504 at March 31, 2001 and 2000, respectively. Although the Company has non-performing loans of approximately $4,714,937 at March 31, 2001, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans was $339,188 at March 31, 2001. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $-0- at March 31, 2001. The income that was recognized on impaired loans during the three-month period ended March 31, 2001 was $1,307.24. The cash collected on impaired loans during the period was $13,153, of which $11,846 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this period in 2001 was $3,515. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and its wholly owned subsidiaries for the three month period ended March 31, 2001.

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


FINANCIAL CONDITION

         Total consolidated assets as of March 31, 2001 were $625.5 million, a decrease of $4.6 million from the $630.1 million reported at year-end, December 31, 2000. This $4.6 million decrease in total assets is primarily due to a $20.3 million decrease in cash and cash equivalents offset by a $9.5 million increase in loans and $4.4 million increase in investment securities. Total liabilities decreased $4.9 million partially due to a decrease in deposits during the first quarter of 2001.

         Total loans increased $9.5 million from the $423.9 million level at December 31, 2000 to $433.4 million at March 31, 2001. This $9.5 million increase in total loans is primarily due to a internally generated growth in loans, partially offset by loan payoffs, amortization and maturities. The year-to-date average balance of loans was $427.4 million at March 31, 2001.

          The allowance for loan loss increased $.2 million to $12.2 million at March 31, 2001 from $12.0 million at December 31, 2000. The level of allowance for loan loss reserve represents approximately 2.8% of total loans at March 31, 2000 versus 2.8% at December 31, 2000. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $4.4 million increase in total investment securities is primarily due to purchases of mostly government agencies, partially offset by scheduled maturities in the first quarter of 2001. Held-to-maturity (HTM) investment securities increased $6.4 million for this period, while available-for-sale
(AFS) investment securities decreased $2.0 million.

         Total deposits, the primary source of funds, increased $2.5 million to $470.1 million at March 31, 2001, from $472.6 million at December 31, 2000. This decrease in deposits is primarily due to an decrease in certificates of deposits of $20 million, partially offset by $13.9 million increase in interest-bearing transaction accounts (NOW and money market), in addition to a $2.9 million increase in non-interest bearing deposits. The $20 million decrease in certificates of deposits was primarily due to a $19 million decrease in brokered deposits due to scheduled maturities in 2001. The balance of brokered deposits was $128.2 million, representing approximately 27% of total deposits at March 31, 2001.

         Consolidated stockholder's equity increased $.3 million to $103.8 million at March 31, 2001 from $103.5 million at December 31, 2000. This increase is primarily due to net income of $3.9 million, partially offset by a cash dividend of $2.2 million. Additionally, stockholder's equity decreased $1.4 million primarily due to a downward adjustment in the market value of available-for-sale investment securities during the first three months of 2001.


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

         Consolidated net income for the three months ended, March 31, 2001 was $3,914,291 or $.37 basic earnings per share, as compared to net income of $3,326,367 or $.31 basic earnings per share for the same three month period in 2000. This increase is primarily due to an increase in interest income relating to the growth of the loan and investment portfolios in 2001. Average earning assets were $499.9 million for the first quarter of 2001 versus $418.1 million for the first quarter of 2000.

         For the first quarter 2001, net interest income before provision for loan loss was $8.6 million as compared to $8.0 million for the same quarter in 2000, an increase of $.6 million or 7%. This increase is primarily due to an increase in the average balance in loans and investment securities in the first quarter period of 2001 versus the same period in 2000. Interest income on loans increased $1.2 million for the first quarter of 2001 versus 2000 primarily due to a higher average balance of loans due the growth in the portfolio since March 31, 2000. Interest income on investment securities increased $.6 million, a 21% increase over the same three-month period in 2000, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings increased $1.2 million to $6.1 million as compared to $4.9 million for the same three-month period in 2000. This increase in interest expense is primarily due to an increase in the average balance of certificates of deposits, in addition to an increase in interest expense on NOW and money market deposits in the first quarter of 2001. This increase in the average balance of certificates of deposits is primarily due to the increase in higher costing brokered certificates of deposits in 2001. The increase in Now and money market deposits is due to the introduction of a new deposit product in March 2000.

         Provision for loan loss was $0 for the first quarter of 2001 as compared to $.3 million for the same three-month period in 2000. Charge-offs and recoveries were $0 and $213 thousand, respectively, for the three-month period ended March 31, 2001 versus $0 million and $41 thousand, respectively, for the same three-month period in 2000. Overall, Management considers the current level of allowance for loan loss to be adequate at March 31, 2001.

         Total non-interest income for the three-month period ended March 31, 2001 was $.4 million as compared to $.3 million for the same three-month period in 2000. The $.1 million increase in 2001 is primarily due to an increase in gains on sale of real estate.

         Total non-interest expense for the three months ended March 31, 2001 was $3.4 million, an increase of $.2 million, or 7%, as compared to $3.2 million for the same period in 2000. This increase in non-interest expense is due to a$.2 million increase in salaries, primarily related to an increase in the bonus accrual for 2001.


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

         The liquidity ratio of the Company remains strong at approximately 35% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2001:


INTEREST RATE SENSITIVITY

(IN MILLIONS)                                   DAYS
                                         -------------------     1 TO 5      OVER 5    NON-RATE
ASSETS (1)                               0 - 90     91 - 365     YEARS       YEARS     SENSITIVE    TOTAL
                                         ------     --------     ------      ------    ---------    ------
Interest-bearing deposits in banks       $  0.3      $   --      $   --      $   --        $--      $  0.3
Federal funds sold                         12.6          --          --          --                   12.6
Investment securities:
       Available for sale                   4.4         1.2        21.8        40.8         --        68.2
       Held to maturity                     7.7        13.9        40.6        30.3         --        92.5
                                         ------      ------      ------      ------     ------      ------
    Total investment securities            12.1        15.1        62.4        71.1         --       160.7
Loans: (2)
       Fixed rate (3)                      18.3        34.0       143.6        51.7         --       247.6
       Variable rate                      173.9         7.7         3.0         5.6         --       190.2
                                         ------      ------      ------      ------     ------      ------
    Total loans                           192.2        41.7       146.6        57.3         --       437.8
Other assets (4)                             --          --          --          --       14.1        14.1
                                         ------      ------      ------      ------     ------      ------
    Total Assets                         $217.2      $ 56.8      $209.0      $128.4     $ 14.1      $625.5
                                         ======      ======      ======      ======     ======      ======

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits     $   --       $  --      $   --      $   --     $ 50.5      $ 50.5
       Interest bearing deposits (5)      145.4          --          --          --         --       145.4
       Certificate of deposits             16.7        63.4       194.1          --         --       274.2
                                         ------      ------      ------      ------     ------      ------
    Total deposits                        162.1        63.4       194.1                   50.5       470.1

Mortgage and long term borrowings           3.0          --        30.4          --         --        33.4
Other liabilities                            --          --          --          --       18.5        18.5
Capital                                      --          --          --          --      103.5       103.5
                                         ------      ------      ------      ------     ------      ------
    Total liabilities & capital          $165.1      $ 63.4      $224.5      $   --     $172.5      $625.5
                                         ======      ======      ======      ======     ======      ======

Net interest rate GAP                    $ 52.1      $ (6.6)     $(15.5)     $128.4    ($158.4)
                                         ======      ======      ======      ======     ======

Cumulative interest rate GAP             $ 52.1      $ 45.5      $ 30.0      $158.4         --
                                         ======      ======      ======      ======     ======
GAP to total assets                           8%         -1%
                                         ======      ======
GAP to total equity                          50%         -6%
                                         ======      ======
Cumulative GAP to total assets                8%          7%
                                         ======      ======
Cumulative GAP to total equity               50%         44%
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

(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at March 31, 2001.

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


CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At March 31, 2001, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                 MARCH 31, 2001          DECEMBER 31, 2000
                                                 --------------          -----------------
             CAPITAL LEVELS
               Tier 1 leverage ratio                  16.8%                    17.0%
               Tier 1 risk-based ratio                18.7%                    18.1%
               Total risk-based ratio                 19.9%                    19.4%

             CAPITAL PERFORMANCE
               Return on average assets              2.5% (1)                   2.5%
               Return on average equity             15.2% (1)                  14.3%
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


PROPOSED ACQUISITION

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

  None

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

-    The Registrant filed a Form 8-K on March 13th, 2001, disclosing an item 5.

-    The Registrant filed a Form 8-K on March 15th, 2001, disclosing an item 5.

                                   SIGNATURES



         Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                  (Registrant)



Dated: May 14th, 2001                /s/ James J. McSwiggan
                                     -------------------------------------------
                                     James J. McSwiggan, CFO & Treasurer



Dated: May 14th, 2001                /s/ David J. Greenfield
                                     -------------------------------------------
                                     David J. Greenfield, Controller & VP