Form 10-Q
period 2001-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2001-08-20
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended: June 30, 2001
                                 --------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACTOF 1934\

        For the transition period from:________________ to ______________

                         Commission file number: 0-26366


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
              (Exact name of the bank as specified in its charter)

                             PENNSYLVANIA 23-2812193
                        ------ ------------------------
                  (State or other jurisdiction of (IRS Employer
                incorporated or organization) identification No.)

                    732 Montgomery Avenue, Narberth, PA 19072
                    -----------------------------------------
                    (Address of principal Executive Offices)

                                 (610) 668-4700
              (Registrant's telephone number, including area code)

                                      N/A
                    -----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____X____ No_________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class A Common Stock              Outstanding at June 30, 2001
            --------------------              ----------------------------
            $2.00 par value                           8,826,528

            Class B Common Stock              Outstanding at June 30, 2001
            --------------------              ----------------------------
            $.10 par value                             1,807,327

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                        ASSETS                                                       June 30, 2001          Dec 31, 2000
                                                                                   -------------------    ------------------
Cash and due from banks                                                                   $12,252,504           $15,772,422
Federal funds sold                                                                          6,345,123            27,450,000
                                                                                   -------------------    ------------------
               Total cash and cash equivalents                                             18,597,627            43,222,422
                                                                                   -------------------    ------------------
Investment securities held to maturity (market value of $94,186,312 at
        June 30, 2001 and $86,348,525 at December 31, 2000)                                93,149,103            86,109,704

Investment securities available for sale - at market value                                 89,134,147            70,143,717
Total loans                                                                                705,774,723          423,945,748
    Less allowance for loan losses                                                         16,188,143            11,972,839
                                                                                   -------------------    ------------------
               Net loans                                                                  689,586,580           411,972,945
Premises and equipment, net                                                                 7,847,648             6,615,153
Accrued interest and other assets                                                          19,201,205            12,016,957
                                                                                   -------------------    ------------------
                                                                                         $917,516,310          $630,080,898
                                                                                   ===================    ==================
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                               $54,020,402           $47,608,128
       Interest bearing (includes certificates of deposit in excess
         Of $100,000 of $306,769,130 at June 30, 2001 and
         $166,760,323 at December 31, 2000)                                               638,888,786           424,973,825
                                                                                   -------------------    ------------------
               Total deposits                                                             692,909,188           472,581,953
    Accrued interest and other liabilities                                                 16,721,030            20,566,038
     Borrowings                                                                           103,225,000            33,000,000
    Mortgage payable                                                                          418,778               431,386
                                                                                   -------------------    ------------------
               Total liabilities                                                          813,273,996           526,579,377
                                                                                   -------------------    ------------------
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         8,826,528 at June 30, 2001 and 8,387,711 at December 31, 2000                     17,653,056            16,775,422
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,807,327 at June 30, 2001 and 1,730,715 at December 31, 2000                        180,733               173,072
    Capital surplus                                                                        64,881,253            57,767,946
    Retained earnings                                                                      26,912,598            31,640,205
    Accumulated other comprehensive income or (loss)                                      (3,120,119)             (589,917)
                                                                                   -------------------    ------------------
                                                                                          106,507,521           105,766,728
    Treasury stock - at cost, shares of Class A, 215,388 at June 30, 2001,
      and December 31, 2000.                                                              (2,265,207)           (2,265,207)
                                                                                   -------------------    ------------------
                                                                                          104,242,314           103,501,521
                                                                                   -------------------   ------------------
                                                                                         $917,516,310          $630,080,898
                                                                                   ===================   ===================


The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            Three months ended
                                                                                 June 30,
                                                                     ----------------------------------

                                                                           2001             2000
                                                                     ----------------- ----------------
Interest income
    Loans, including fees                                                 $11,689,088      $11,717,863
    Investment securities held to maturity
        Taxable                                                             1,537,619        1,198,472
        Tax-exempt                                                                 --               --
    Investment securities available for sale
        Taxable                                                             1,555,286        1,619,943
        Tax-exempt                                                                 --               --
    Deposits in banks                                                          36,995            9,012
    Federal funds sold                                                        151,702          318,889
                                                                     ----------------- ----------------
           TOTAL INTEREST INCOME                                           14,970,690       14,864,179
                                                                     ----------------- ----------------
Interest expense
    Deposits                                                                5,832,582        5,089,460
    Mortgage payable and other                                                541,444          486,467
    Federal funds purchased                                                        --               17
                                                                     ----------------- ----------------
           TOTAL INTEREST EXPENSE                                           6,374,026        5,575,944
                                                                     ----------------- ----------------
           NET INTEREST INCOME                                              8,596,664        9,288,235
Increase in provision for loan losses                                              --               --
                                                                     ----------------- ----------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                               8,596,664        9,288,235
                                                                     ----------------- ----------------

Other income (expense)
    Service charges and fees                                                  275,950          220,248
      Realized gains on sale of investment  securities
         available for sale                                                        --               --
    Gain on sale of other real estate                                          24,582               --
    Gain on sale of loans                                                          --               --
    Other income                                                             (51,244)           83,029
                                                                     ----------------- ----------------
                                                                              249,288          303,277
                                                                     ----------------- ----------------
Other expenses
    Salaries & wages                                                        1,796,980        1,600,895
      Employee benefits                                                     1,048,760          984,217
    Occupancy and equipment                                                   165,755          100,075
    Other operating expenses                                                1,726,780        1,291,211
                                                                     ----------------- ----------------
                                                                            4,738,275        3,976,398
                                                                     ----------------- ----------------

           INCOME BEFORE INCOME TAXES                                       4,107,677        5,615,114
    Income taxes                                                              296,332        1,874,744
                                                                     ----------------- ----------------
           NET INCOME                                                      $3,811,345       $3,740,370
                                                                     ================= ================
    Per share data
        Net income - basic                                                      $ .36            $ .35
                                                                     ================= ================
           Net income - diluted                                                  $.35             $.35
                                                                     ================= ================

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             Six months ended
                                                                                 June 30,
                                                                     ----------------------------------

                                                                           2001             2000
                                                                     ----------------- ----------------
Interest income
    Loans, including fees                                                 $22,852,471      $21,733,448
    Investment securities held to maturity
        Taxable                                                             3,079,502        2,634,336
        Tax-exempt                                                                 --               --
    Investment securities available for sale
        Taxable                                                             3,114,577        2,953,079
        Tax-exempt                                                                 --               --
    Deposits in banks                                                         105,456            9.912
    Federal funds sold                                                        526,473          460,593
                                                                     ----------------- ----------------
           TOTAL INTEREST INCOME                                           29,678,479       27,791,368
                                                                     ----------------- ----------------
Interest expense
    Deposits                                                               11,484,586        9,491,659
    Mortgage payable and other                                              1,008,050          961,467
    Federal funds purchased                                                        --           17,238
                                                                     ----------------- ----------------
           TOTAL INTEREST EXPENSE                                          12,492,636       10,470,364
                                                                     ----------------- ----------------
           NET INTEREST INCOME                                             17,185,843       17,321,004
Increase in provision for loan losses                                              --          250,000
                                                                     ----------------- ----------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                              17,185,843       17,071,004
                                                                     ----------------- ----------------

Other income (expense)
    Service charges and fees                                                  494,422          429,262
      Realized gains on sale of investment  securities
          available for sale                                                       --               --
    Gain on sale of other real estate                                         104,278           53,407
    Gain on sale of loans                                                      24,582               --
    Other income                                                               28,478          151,887
                                                                     ----------------- ----------------
                                                                              651,760          634,556
                                                                     ----------------- ----------------
Other expenses
    Salaries & wages                                                        3,494,385        3,064,238
      Employee benefits                                                     1,445,665        1,351,508
    Occupancy and equipment                                                   377,563          283,973
    Other operating expenses                                                2,840,777        2,458,472
                                                                     ----------------- ----------------
                                                                            8,158,390        7,158,191
                                                                     ----------------- ----------------

           INCOME BEFORE INCOME TAXES                                       9,679,213       10,547,369
    Income taxes                                                            1,953,575        3,480,632
                                                                     ----------------- ----------------
           NET INCOME                                                      $7,725,638       $7,066,737
                                                                     ================= ================
    Per share data
        Net income - basic                                                      $ .72            $ .66
                                                                     ================= ================
           Net income - diluted                                                  $.70             $.65
                                                                     ================= ================

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         Six Months ended June 30, 2001
                                   (UNAUDITED)




                                                  Class A Common Stock        Class B Common Stock
                                               -------------------------       --------------------      Capital
                                                  Shares        Amount        Shares        Amount       Surplus
                                               ------------- ------------- ------------- ------------- -------------
Balance, January 1, 2001                          8,387,711   $16,775,422     1,730,715      $173,072   $57,767,946

Net income for the six months ended June 30,              -             -             -                           -
Conversion  of  Class B  common  stock to
Class A
  Common stock                                       22,310        44,620      (10,002)       (1,000)             -
Purchase of treasury stock                                -             -             -             -             -
5% stock dividend declared                          408,197       816,394        86,614         8,661     7,093,499
Cash dividends on common stock                            -             -             -             -             -
Cash in lieu of fractional shares                         -             -             -             -             -
Stock options exercised                               8,310        16,620             -             -        19,808
Other comprehensive income (loss), net of
          Reclassifications and taxes                     -             -             -             -             -
                                               ------------- ------------- ------------- ------------- -------------
Comprehensive income

Balance, June 30, 2001                            8,826,528   $17,653,056     1,807,327      $180,733   $64,881,253
                                               ============= ============= ============= ============= =============






                                                                              Accumulated
                                                                                 Other
                                                  Retained      Treasury     Comprehensive    Comprehensive
                                                  Earnings        Stock      Income (loss)       Income
                                                ------------- --------------  -------------- -----------------
Balance, January 1, 2001                         $31,640,205   $(2,265,207)       $(589,917)

Net income for the six months ended June 30,       7,725,638              -                -       $7,725,638
Conversion  of  Class B  common  stock to
Class A
  Common stock                                      (43,620)              -                -                -
Purchase of treasury stock                                 -                               -                -
5% stock dividend declared                       (7,918,555)
Cash dividends on common stock                   (4,491,070)              -                -                -
Cash in lieu of fractional shares                          -              -                -                -
Stock options exercised                                    -              -                -                -
Other comprehensive income (loss), net of
          Reclassifications and taxes                      -              -      (2,530,202)      (2,530,202)
                                                ------------- --------------  -------------- -----------------
Comprehensive income                                                                               $5,195,436
                                                                                             =================
Balance, June 30, 2001                           $26,912,598   $(2,265,207)     $(3,120,119)
                                                ============= ==============  ==============









The accompanying notes are an integral part of the financial statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         Six Months ended June 30, 2000
                                   (UNAUDITED)




                                                 Class A Common Stock        Class B Common Stock
                                              ------------------------       --------------------       Capital
                                                 Shares        Amount        Shares        Amount       Surplus
                                              ------------- ------------- ------------- ------------- -------------

Balance, January 1, 2000                         7,879,349   $15,758,698     1,683,113      $168,311   $50,865,395

Net income for the six months ended June 30,             -             -             -                           -
Conversion  of  Class B  common  stock to
Class A
  Common stock                                      14,733        29,466      (12,815)       (1,282)             -
Purchase of treasury stock                               -             -             -             -             -
5% stock dividend declared                         382,857       765,714        84,241         8,424     6,581,786
Cash dividends on common stock                           -             -             -             -             -
Cash in lieu of fractional shares                        -             -             -             -             -
Stock options exercised                             55,519       111,038             -             -       200,050
Other comprehensive income (loss), net of
          reclassifications and taxes                    -             -             -             -             -
                                              ------------- ------------- ------------- ------------- -------------
Comprehensive income


Balance, June 30, 2000                           8,332,458   $16,664,916     1,754,539      $175,454   $57,647,231
                                              ============= ============= ============= ============= =============


                                                                             Accumulated
                                                                                Other
                                                 Retained      Treasury     Comprehensive   Comprehensive
                                                 Earnings        Stock       Income (loss)       Income
                                               -------------  ------------- -------------------------------

Balance, January 1, 2000                         $33,329,374 $(2,265,207)      $(2,022,053)

Net income for the six months ended June 30,       7,066,737             -                -      $7,066,737
Conversion  of  Class B  common  stock to
Class A
  Common stock                                      (28,185)             -                -               -
Purchase of treasury stock                                 -             -                -               -
5% stock dividend declared                       (7,355,924)                                              -
Cash dividends on common stock                   (4,247,098)             -                -               -
Cash in lieu of fractional shares                          -             -                -               -
Stock options exercised                                    -             -                -               -
Other comprehensive income (loss), net of
          reclassifications and taxes                      -             -        (890,143)       (890,143)
                                               -------------------------------------------------------------
Comprehensive income                                                                             $6,176,594
                                                                                           =================

Balance, June 30, 2000                           $28,764,904  $(2,265,207)     $(2,912,196)
                                               =============================================



The accompanying notes are an integral part of this statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            Six months ended June 30,


Cash flows from operating activities                                     2001             2000
                                                                     ------------    ------------
    Net income                                                       $  7,725,638    $  7,066,737
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                      256,013         124,015
           Provision (recovery) of loan loss reserve (credit)                 -0-         250,000
        Accretion of investment securities discount                       (82,662)       (103,124)
        Amortization of investment securities premium                      85,717         171,387
        Amortization of deferred loan fees                             (1,526,732)        (99,281)
        Accretion of discount on loans purchased                       (1,306,158)     (1,112,959)
        (Benefit) provision for deferred income taxes                  (3,343,013)       (458,543)
        (Gain) loss on other real estate                                      -0-         (53,407)
        (Gain) on sale of loans                                               -0-            --
           (Gain) on sale of investment securities                            -0-            --
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable              1,447,945         (97,490)
        (Increase) decrease in other assets                            (3,107,314)        772,654
        Increase (decrease) in accrued interest payable                  (637,683)      1,465,124
        Increase in unearned income on loans                                  -0-           1,908
        Increase (decrease) in other liabilities                       (4,157,800)        364,470
                                                                     ------------    ------------
               Net cash provided by operating activities               (4,646,049)      8,291,491

Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                      -0-            --
    Proceeds from calls/maturities of HTM investment securities        27,700,000      12,702,824
      Proceeds from calls/maturities of AFS investment securities      10,403,000       1,650,000
    Purchase of HTM investment securities                              (1,140,462)           --
      Purchase of AFS investment securities                           (64,688,410)     (1,595,952)
      Purchase of loans                                                       -0-     (46,004,183)
      Cash paid for asset acquisition                                 (15,238,720)           --
      Cash from entity acquired                                        26,547,903            --
    Net (increase) decrease in loans                                   25,333,607     (18,767,789)
    Purchase of premises and equipment                                   (763,591)       (751,176)
                                                                     ------------    ------------
               Net cash (used in) provided by investing activities      8,153,327     (52,766,276)

Cash flows from financing activities:
    Net increase (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts          (7,209,993)     12,291,802
     Net increase (decrease) in certificates of deposit               (23,498,449)     37,302,793
     Mortgage payments                                                    (12,608)        (23,931)
     Net (decrease) increase in long term borrowings                    7,000,000            --
     Cash dividends                                                    (4,447,450)     (4,247,098)
     Cash in lieu of fractional shares                                        -0-            --
     Issuance of common stock under stock option plans                     36,427         311,090
     Purchase of treasury stock                                               -0-            --
                                                                     ------------    ------------
               Net cash provided by (used in) financing activities    (28,132,073)     45,634,656
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                          (24,624,795)      1,159,871
Cash and cash equivalents at beginning of year                         43,222,422      17,725,462
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $ 18,597,627    $ 18,885,333
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

1. The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The financial information included herein is un-audited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. Further information is included in the Annual Report on Form 10-K for the year ended December 31, 2000.

2.       Acquisitions

         As of June 22, 2001, Royal Bancshares of Pennsylvania completed its acquisition of the assets of Crusader Holding Corporation. Under the terms of the acquisition certain assets and liabilities were purchased for $41.8 million, which represented the approximate fair value of the assets acquired. The purchase price was paid in cash with $15.2 million of Royal cash on hand being utilized. This transaction was accounted for under the purchase method of accounting.

         The following represents the unaudited results of operations of the Company as the acquisition has occurred the first date of the period indicated. This pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have attained had the acquisition actually been consummated on the dates indicated, nor are the necessarily indicative of our future operating results.

                                                     Six Months Ended June 30,
                                                        2001          2000
                                                     ----------    ----------

         Interest Income                             48,615,000    46,108,000
         Interest Expense                            21,383,000    19,721,000
                                                     ----------    ----------
         Net interest income                         27,232,000    26,387,000
         Provision (recoveries) loan loss               (11,000)    2,032,000
             Non-interest income                      1,426,000     2,162,000
         Non-interest expense                        15,300,000    15,744,000
                                                      ---------    ----------
         Net income                                  13,369,000    10,773,000

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

                                                           Six months ended June 30, 2001
                                                  ---------------------------------------------------
                                                    Income         Average shares     Per share
                                                  (numerator)       (denominator)       amount
                                                  -----------      ---------------  --------------
Basic EPS
   Income available to common shareholders        $7,725,638          10,699,346       $   0.72
Effect of dilutive securities
   Stock options                                     281,848
                                                  ----------          ----------       --------
Diluted EPS
   Income available to common shareholders
      plus assumed exercise of options            $7,725,638          10,981,194       $   0.70
                                                  ==========          ==========       ========

                                                                     (continued)


                                                           Six months ended June 30, 2001
                                                  ---------------------------------------------------
                                                    Income         Average shares     Per share
                                                  (numerator)       (denominator)       amount
                                                  -----------      ---------------  --------------

    Basic EPS
       Income available to common shareholders    $7,066,737          10,700,518      $    0.66
    Effect of dilutive securities
       Stock options                                                      94,199
                                                  ----------          ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options        $7,066,737          10,794,717      $    0.65
                                                  ==========         ===========      =========

EPS is calculated on the basis of the weighted average number of shares outstanding of 10,699,346 and 10,700,518 for the six months ended June 30, 2001 and 2000, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2001.


                                                           Three months ended June 30, 2001
                                                  -----------------------------------------------
                                                    Income         Average shares     Per share
                                                  (numerator)       (denominator)       amount
                                                  -----------      ---------------  -------------


    Basic EPS
       Income available to common shareholders    $3,811,345          10,720,796      $    0.36
    Effect of dilutive securities
       Stock options                                                     297,458
                                                  ----------          ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options        $3,811,345          11,018,254      $    0.35
                                                  ==========         ===========      =========


                                                           Three months ended June 30, 2000
                                                  -----------------------------------------------
                                                    Income         Average shares     Per share
                                                  (numerator)       (denominator)       amount
                                                  -----------      ---------------  -------------

    Basic EPS
       Income available to common shareholders    $3,740,370          10,617,420      $    0.35
    Effect of dilutive securities
       Stock options                                                     109,879
                                                  ----------          ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options        $3,740,370          10,727,299      $    0.35
                                                  ==========         ===========      =========

EPS is calculated on the basis of the weighted average number of shares outstanding of 10,720,796 and 10,617,420 for the three months ended June 30, 2001 and 2000, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2001.

4.       Investment Securities:
         ---------------------

         The carrying value and approximate market value of investment securities at June 30, 2001 are as follows:

                                       Amortized
                                           Or            Gross          Gross       Approximate
                                       Purchased      Unrealized     Unrealized       Market           Carrying
                                          Cost           Gains         Losses          Value             Value
                                     ---------------  ------------  ------------- ----------------  ----------------
Held to maturity:
US agencies                             $36,313,328      $      -       $449,976      $35,863,352       $36,313,328
Corporate debt securities                56,835,775     1,511,822         24,637       58,322,960        56,835,775
                                     ---------------
                                                      ------------  ------------- ----------------  ----------------
                                        $93,149,103    $1,511,822       $474,613      $94,186,312       $93,149,103
                                     ===============  ============  ============= ================  ================

Available for sale:
Federal Home Loan


   Bank Stock - at cost                  $4,775,000         $   -          $   -       $4,775,000        $4,775,000
Preferred and common stock                   41,607        13,712              -           55,319            55,319
Other securities                         88,705,115             -      4,401,287       84,303,828        84,303,828
                                     ---------------  ------------  ------------- ----------------  ----------------
                                        $93,521,722       $13,712     $4,401,287      $89,134,147       $89,134,147
                                     ===============  ============  ============= ================  ================

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

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:


                                                             Three months ended June 30,
                                                              2001               2000
                                                         ---------------    ---------------

               Balance at beginning of period,              $12,185,902        $12,028,753

                 Loans charged-off                             (21,173)          (201,339)
                 Recoveries                                      83,414            196,384
                                                         ---------------    ---------------
                      Net charge-offs and recoveries             62,241            (4,955)
                 Crusader Acquisition                         3,940,000                 --
                 Provision for loan losses                           --                 --
                                                         ---------------    ---------------

               Balance at end of period                     $16,188,143        $12,023,798
                                                         ===============    ===============

                                                                   Continued....


                                                             Six months ended June 30,
                                                              2001               2000
                                                         ---------------    ---------------

               Balance at beginning of period,              $11,972,839        $11,737,337

                 Loans charged-off                             (21,173)          (201,339)
                 Recoveries                                     296,477            237,800
                                                         ---------------    ---------------
                      Net charge-offs and recoveries            275,304             36,461
                 Crusader Acquisition                         3,940,000                 --
                 Provision for loan losses                           --            250,000
                                                         ---------------    ---------------

               Balance at end of period                     $16,188,143        $12,023,798
                                                         ===============    ===============


7.       Nonperforming loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $6,653,702 and $1,893,742 at June 30, 2001 and 2000, respectively. This increase is primarily due to the $5,918,402 of non-performing loans acquired through the purchase of certain assets and liabilities of Crusader Holding Corporation. Although the Company has non-performing loans of approximately $6,653,702 at June 30, 2001, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans was $153,705 at June 30, 2001. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at June 30, 2001. The income that was recognized on impaired loans during the six-month period ended June 30, 2001 was $1,741. The cash collected on impaired loans during the period was $232,229, of which $230,488 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this period in 2001 was $10,469. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and it's wholly owned subsidiaries for the six month period ended June 30, 2001.

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


FINANCIAL CONDITION

         Total consolidated assets as of June 30, 2001 were $917.5 million, an increase of $287.4 million from the $630.1 million reported at year-end, December 31, 2000. This increase is primarily due to the $331.3 million of assets acquired through the purchase of certain assets and liabilities from Crusader Holding Corporation which was completed on June 22, 2001.

         Total loans increased $281.9 million from the $423.9 million level at December 31, 2000 to $705.8 million at June 30, 2001, of which $236.5 million was related to the assumption of Crusader Holding Corporation's loan portfolio. Additionally, approximately $45.4 million of the increase in loans is attributable to internally generated loan growth in the first six months of 2001. The year-to-date average balance of loans was $423.6 million at June 30, 2001.

          The allowance for loan loss increased $4.2 million to $16.2 million at June 30, 2001 from $12.0 million at December 31, 2000. The level of allowance for loan loss reserve represents approximately 2.3% of total loans at June 30, 2001 versus 2.8% at December 31, 2000. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $26 million increase in total investment securities is primarily attributable to the purchase of Crusader Holding Corporation's investment portfolio.

         Total deposits, the primary source of funds, increased $220.3 million to $692.9 million at June 30, 2001, from $472.6 million at December 31, 2000. This increase in deposits is primarily due to the assumption of deposits from Crusader Holding Corporation in the amount of $251.0 million, partially offset by deposit runoff. The balance of brokered deposits was $277.7 million, representing approximately 40% of total deposits at June 30, 2001.

         Consolidated stockholder's equity increased $.7 million to $104.2 million at June 30, 2001 from $103.5 million at December 31, 2000. This increase is primarily due to net income of $7.7 million, partially offset by a quarterly cash dividend of $4.4 million. Additionally, stockholder's equity was decreased $2.5 million due to an adjustment in the market value of available-for- sale investment securities during the first six months of 2001.


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

         Consolidated net income for the three months ended, June 30, 2001 was $3,811,345 or $.36 basic earnings per share, as compared to net income of $3,740,370 or $.35 basic earnings per share for the same three month period in 2000. This increase is primarily due to an increase in interest income relating to loans and the investment portfolio in the second quarter of 2001. Consolidated net income for the six months ended, June 30, 2001 was $7,725,638 or $.72 basic earnings per share, as compared to net income of $7,066,737 or $.66 basic earnings per share for the same six month period in 2000. This increase is primarily due to an increase in interest income relating to loans and the investment portfolio in 2001.

         For the second quarter 2001, net interest income was $8.6 million as compared to $9.3 million for the same quarter in 2000, a decrease of $0.7 million or 7.4%. This decrease is primarily due to an increase in the average balance in loans in the second quarter period of 2001 versus the same period in 2000, impacted by lower interest rates experienced in 2001. The balance of average loans for the second quarter of 2001 was $483.6 million, as compared to $406.7 million for the same quarter in 2000. This $76.9 million increase in the average balance of loans represents a 19% increase. Interest income on investment securities increased $.3 million, a 9.7% increase over the same three-month period in 2000, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings increased $.8 million to $6.4 million as compared to $5.6 million for the same three-month period in 2000. This increase in interest expense is primarily due to an increase in the average balance of certificates of deposits in the second quarter of 2001. For the comparative six-month period, net interest income decreased $.1 million to $17.2 million for the six months ended June 30, 2001 as compared to $17.3 million for same six-month period in 2000. This decrease in net income is primarily due to an increase in the average balance of loans in 2001 as compared to 2000, offset by a decreased interest rate environment.

         Provision for loan loss was $0 for the second quarter of 2001 and $ 250,000 for the same three-month period in 2000, respectively. Charge-offs and recoveries were $21 thousand and $83 thousand, respectively, for the three-month period ended June 30, 2001 versus $201 and $196 thousand, respectively, for the same three-month period in 1999. For the comparative six-month period, provision for loan loss was $-0- thousand for the six months ended, June 30, 2001 as compared to $250 for the same six-month period in 2000. Charge-offs and recoveries were $21 thousand and $296 thousand, respectively, for the six months ended June 30, 2001 as compared to $201 thousand and $238 thousand respectively for the same six-month period in 2000. Overall, Management considers the current level of allowance for loan loss to be adequate at June 30, 2001.

         Total non-interest income for the three-month period ended June 30, 2001 was $249 thousand as compared to $303 thousand for the same three-month period in 2000. The $54 thousand decrease in 2001 is primarily due to a decrease in gains on sale of real estate. For the comparative six-month period, non-interest income was $652 thousand for the six-months ended June 30, 2001 as compared to $635 thousand for the same six-month period in 2000. This decrease is again primarily due to a decrease in gains on sale of other real estate.

         Total non-interest expense for the three months ended June 30, 2001 was $4.7 million, an increase of $.7 million, or 18%, as compared to $4.0 million for the same period in 2000. This increase in non-interest expense is primarily due to an increase in employee benefits, the result of a $.3 million increase in the reserve for the profit sharing plan recorded in the second quarter of 2001. For the comparative six-month period, non-interest expense was $8.2 million for the six-months ended June 30, 2001 as compared to $7.2 million for the same six-month period in 2000.


CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 2001, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional of 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                       June 30, 2001     December 31, 2000
                                       -------------     -----------------
        Capital Levels
          Tier 1 leverage ratio            9.78%               18.8%
          Tier 1 risk-based ratio         11.04%               20.4%
          Total risk-based ratio          11.50%               21.6%

        Capital Performance
          Return on average assets        2.4% (1)              2.6%
          Return on average equity       14.8% (1)             12.8%
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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2001:



Interest Rate Sensitivity
(in millions)                                       Days                1 to 5        Over 5       Non-rate
                                          --------------------------
Assets (1)                                  0 - 90       91 - 365        Years         Years       Sensitive       Total
                                          ------------  ------------  ------------  ------------  ------------  ------------
Interest-bearing deposits in banks             $    -      $    0.5      $    --       $    --      $      --        $  0.5

Federal funds sold                                6.3            --           --            --                          6.3
Investment securities:
       Available for sale                           -          23.0          1.6          64.5             --          89.1
       Held to maturity                             -             -         58.1          35.0             --          93.1
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total investment securities                     -          23.0         59.7          99.5             --         182.2
Loans: (2)
       Fixed rate (3)                            49.0          45.3        222.2         195.8             --         512.3
       Variable rate                            182.0           0.4         11.1            --             --         193.5
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total loans                                 231.0          45.7        233.3         195.8             --         705.8
                                          ------------  ------------  ------------  ------------  ------------  ------------
Other assets (4)                                   --            --           --            --           22.7          22.7
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total Assets                               $237.3         $69.2      $ 293.0       $ 295.3      $    14.1        $917.5
                                          ============  ============  ============  ============  ============  ============


Liabilities & Capital
Deposits:
       Non interest bearing deposits           $   --      $     --      $   --        $     --     $    50.5         $50.5
       Interest bearing deposits (5)            170.1            --           --             --            --         170.1

       Certificate of deposits                   28.5         175.3        268.5             --            --         472.3
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total deposits                              198.6         175.3        268.5             --          50.5         692.9
Mortgage and long term borrowings                 3.0            --        100.2             --            --         103.2
Other liabilities                                  --            --           --             --          17.2          17.2
Capital                                            --            --           --             --         104.2         104.2
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total liabilities & capital                $201.6        $175.3      $ 368.7       $     --     $   171.9        $917.5
                                          ============  ============  ============  ============  ============  ============

Net  interest rate  GAP                        $ 35.7      $ (106.1)      $(75.7)        $295.3    ($   149.2)
                                          ============  ============  ============  ============  ============
Cumulative interest rate  GAP                  $ 35.7      $  (70.4)     $(146.1)        $149.2            --
                                          ============  ============  ============  ============  ============
GAP to total  assets                               4%           -12%
                                          ============  ============
GAP to total equity                               34%          -102%
                                          ============  ============
Cumulative GAP to total assets                     4%            -8%
                                          ============  ============
Cumulative GAP to total equity                    34%           -68%
                                          ============  ============

(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at June 30, 2001.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS


On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.


                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  None

Item 3. Defaul

Upon Senior Securities

  None

Item 4. Submission of Matters to Vote Security Holders

On Wednesday May 16, 2001, the Annual Meeting of Shareholders of Royal Bancshares of Pennsylvania was convened in Philadelphia, PA at 6:30 PM. The following nominees were elected as Class III Directors of the Registrant to serve for a three-year term:

                             For Withhold Authority

                  Albert Ominsky         23,518,184          82,918
                  Robert R. Tabas        23,519,037          82,918
                  Anthony Micale         23,519,037          82,918
                  Gregory T. Reardon     23,519,037          82,918
                  Jack R. Loew           23,518,184          82,918

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



                                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                                  (Registrant)



Dated:  August 14th, 2000           /s/ James J. McSwiggan
                                    -----------------------------------
                                    James J. McSwiggan, CFO & Treasurer



Dated: August 14th, 2000            /s/ Jeffrey T. Hanuscin
                                    -----------------------------------
                                    Jeffrey T. Hanuscin, VP of Finance

ARTICLE                                          9
MULTIPLIER                                       1
PERIOD-TYPE                                  6-MOS
FISCAL-YEAR-END                        DEC-31-2001
PERIOD-END                             Jun-30-2001
CASH AND DUE FROM BANK                  12,252,504
INT-BEARING-DEPOSITS                             0
FED-FUNDS-SOLD                           6,345,123
TRADING-ASSETS                                   0
INVESTMENTS-HELD-FOR-SALE               93,149,103
INVESTMENTS-CARRYING                    89,134,147
INVESTMENTS-MARKET                      89,134,147
LOANS                                  705,774,723
ALLOWANCE                               16,566,819
TOTAL-ASSETS                           917,516,310
DEPOSITS                               692,909,188
SHORT-TERM                                       0
LIABILITIES-OTHER                       16,721,030
LONG-TERM                              103,225,000
PREFERRED-MANDATORY                              0
PREFERRED                                        0
COMMON                                  82,715,042
OTHER-SE                               104,242,314
TOTAL-LIABILITIES-AND-EQUITY           917,516,310
INTEREST-LOAN                           22,852,471
INTEREST-INVEST                          6,194,079
INTEREST-OTHER                             631,929
INTEREST-TOTAL                          29,678,479
INTEREST-DEPOSIT                        11,484,586
INTEREST-EXPENSE                        12,492,636
INTEREST-INCOME-NET                     17,185,843
LOAN-LOSSES                                      0
SECURITIES-GAINS                                 0
EXPENSE-OTHER                            7,158,191
INCOME-PRETAX                            9,679,213
INCOME-PRE-EXTRAORDINARY                         0
EXTRAORDINARY                                    0
CHANGES                                          0
NET-INCOME                               7,725,638
EPS-PRIMARY                                    .72
EPS-DILUTED                                    .70
YIELD-ACTUAL                                  6.10
LOANS-NON                                6,653,702
LOANS-PAST                                       0
LOANS-TROUBLED                                   0
LOANS-PROBLEM                              153,705
ALLOWANCE-OPEN                          11,972,839
CHARGE-OFFS                                 21,173
RECOVERIES                                 296,477
ALLOWANCE-CLOSE                         16,566,819
ALLOWANCE-DOMESTIC                      16,566,819
ALLOWANCE-FOREIGN                                0
ALLOWANCE-UNALLOCATED                            0