Form 10-Q
period 2001-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2001-11-14
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               for the quarterly period ended: September 30, 2001
                                               -------------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from:          to
                                              ----------   ----------

                         Commission file number: 0-26366
                                                 -------


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                PENNSYLVANIA                          23-2812193
        -------------------------------          --------------------
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

                                       N/A
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No
                                   ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class A Common Stock              Outstanding at September 30, 2001
        --------------------              ---------------------------------
        $2.00 par value                   8,844,269

        Class B Common Stock              Outstanding at September 30, 2001
        --------------------              ---------------------------------
        $.10 par value                    1,804,693

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                        ASSETS                                                      Sept. 30, 2001      Dec 31, 2000
                                                                                      (Unaudited)
                                                                                     ------------       ------------
Cash and due from banks                                                              $ 62,407,603       $ 15,772,422
Federal funds sold                                                                      6,950,000         27,450,000
                                                                                      -----------       ------------
               Total cash and cash equivalents                                         69,357,603         43,222,422
                                                                                      -----------       ------------
Investment securities held to maturity (fair value of $104,434,768 at
        September 30, 2001 and $86,348,525 at December 31, 2000)                      102,780,870         86,109,704
Investment securities available for sale - at fair value                               86,026,137         70,143,717

Total loans                                                                           676,828,459        423,945,784
    Less allowance for loan losses                                                     11,821,378         11,972,839
                                                                                      -----------       ------------
               Net loans                                                              665,007,081        411,972,945
Premises and equipment, net                                                             8,398,835          6,615,153
Accrued interest and other assets                                                      19,351,975         12,016,957
                                                                                      -----------       ------------
                                                                                     $950,922,501       $630,080,898
                                                                                     ============       ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                          $ 50,944,565       $ 47,608,128
       Interest bearing (includes certificates of deposit in excess of $100,000 of $332,382,016 at September 30, 2001 and
         $166,760,323 at December 31, 2000)                                           672,402,062        424,973,825
                                                                                      -----------       ------------
               Total deposits                                                         723,346,627        472,581,953
    Accrued interest and other liabilities                                             20,428,980         20,566,038
    Borrowings                                                                        100,225,000         33,000,000
    Mortgage payable                                                                      396,411            431,386
                                                                                      -----------       ------------
               Total liabilities                                                      844,675,119        526,579,377
                                                                                      -----------       ------------

MINORITY INTEREST                                                                         278,101                 --

Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         8,844,269 at September 30, 2001 and 8,387,711 at December 31, 2000            17,688,538         16,775,422
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,804,693 at September 30, 2001 and 1,730,715 at December 31, 2000               180,469            173,072
    Additional paid in capital                                                         64,962,850         57,767,946
    Retained earnings                                                                  28,255,546         31,640,205
    Accumulated other comprehensive (loss)                                             (2,574,814)          (589,917)
                                                                                     ------------       ------------
                                                                                      108,512,589        105,766,728
    Treasury stock - at cost, shares of Class A, 215,388 at September 30, 2001,
      and December 31, 2000.                                                           (2,265,207)        (2,265,207)
                                                                                     ------------       ------------
                                                                                      106,247,382        103,501,521
                                                                                     ------------       ------------
                                                                                     $950,922,501       $630,080,898
                                                                                     ============       ============


        The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                Three months ended
                                                                                  September 30,
                                                                           ----------------------------
                                                                              2001             2000
                                                                           ----------       ----------
Interest income
    Loans, including fees                                                 $15,180,605      $11,729,273
    Investment securities held to maturity                                  2,409,326        1,192,987
    Investment securities available for sale                                2,005,936        1,605,980
    Deposits in banks                                                         148,470            2,572
    Federal funds sold                                                        156,520          473,799
                                                                           ----------       ----------
           TOTAL INTEREST INCOME                                           19,900,857       15,004,611
                                                                           ----------       ----------
Interest expense
    Deposits                                                                8,296,330        5,380,403
    Mortgage payable and other                                              1,573,334          465,083
                                                                           ----------       ----------
           TOTAL INTEREST EXPENSE                                           9,869,664        5,845,486
                                                                           ----------       ----------
           NET INTEREST INCOME                                             10,031,193        9,159,125
      Provision for loan losses                                                     -               --
                                                                           ----------       ----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                              10,031,193        9,159,125
                                                                           ----------       ----------

Other income
    Service charges and fees                                                  243,348          235,686
    Gains on sales of investment securities available for sale                 59,999               --
    Gains on sales of other real estate                                        32,182               --
    Gains on sales of loans                                                   164,531               --
    Other income                                                               72,221           88,185
                                                                           ----------       ----------
                                                                              572,281          323,871
                                                                           ----------       ----------
Other expenses
    Salaries & wages                                                        2,299,555        1,634,365
    Employee benefits                                                         915,641          689,796
    Occupancy and equipment                                                   479,646          184,058
    Other operating expenses                                                1,485,920        1,318,447
                                                                           ----------       ----------
                                                                            5,180,762        3,826,666
                                                                           ----------       ----------

           INCOME BEFORE INCOME TAXES                                       5,422,712        5,656,330
    Income taxes                                                            1,850,779        2,028,626
                                                                           ----------       ----------
           NET INCOME                                                      $3,571,933       $3,627,704
                                                                           ==========       ==========
    Per share data
        Net income - basic                                                       $.33             $.34
                                                                           ==========       ==========
        Net income - diluted                                                     $.33             $.34
                                                                           ==========       ==========


        The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               Nine months ended
                                                                                 September 30,
                                                                          ----------------------------

                                                                              2001             2000
                                                                          -----------      -----------
Interest income
    Loans, including fees                                                 $38,033,076      $33,462,721
    Investment securities held to maturity                                  5,488,828        3,827,323
    Investment securities available for sale                                5,120,513        4,559,059
    Deposits in banks                                                         253,926           12.484
    Federal funds sold                                                        682,993          934,392
                                                                          -----------      -----------
           TOTAL INTEREST INCOME                                           49,579,336       42,795,979
                                                                          -----------      -----------
Interest expense
    Deposits                                                               19,780,917       14,872,062
    Mortgage payable and other                                              2,581,384        1,426,550
    Federal funds purchased                                                        --           17,238
                                                                          -----------      -----------
           TOTAL INTEREST EXPENSE                                          22,362,301       16,315,850
                                                                          -----------      -----------
           NET INTEREST INCOME                                             27,217,035       26,480,129
      Provision for loan losses                                                    --          250,000
                                                                          -----------      -----------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                              27,217,035       26,230,129
                                                                          -----------      -----------

Other income
    Service charges and fees                                                  737,770          664,948
    Gains on sale of investment securities available for sale                  59,999               --
    Gains on sales of other real estate                                       136,460           53,407
    Gains on sales of loans                                                   189,113               --
    Other income                                                              100,699          240,072
                                                                          -----------      -----------
                                                                            1,224,041          958,427
                                                                          -----------      -----------
Other expenses
    Salaries & wages                                                        5,793,940        4,698,603
    Employee benefits                                                       2,361,306        2,041,304
    Occupancy and equipment                                                   857,209          468,031
    Other operating expenses                                                4,326,696        3,776,919
                                                                          -----------      -----------
                                                                           13,339,151       10,984,857
                                                                          -----------      -----------

           INCOME BEFORE INCOME TAXES                                      15,101,925       16,203,699
    Income taxes                                                            3,804,354        5,509,258
                                                                          -----------      -----------
           NET INCOME                                                     $11,297,571      $10,694,441
                                                                          ===========      ===========
    Per share data
        Net income - basic                                                      $1.07            $1.01
                                                                          ===========      ===========
           Net income - diluted                                                 $1.05            $1.00
                                                                          ===========      ===========

        The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      Nine Months ended September 30, 2001
                                   (UNAUDITED)

                                                                                                Accumulated
                                                                                                 Additional
                                              Class A Common Stock        Class B Common Stock    Paid in
                                            ------------------------    -----------------------   -------        Retained
                                              Shares       Amount        Shares         Amount      Capital      Earnings
                                            ---------   -----------     ---------      --------   -----------   -----------

Balance, January 1, 2001                    8,387,711   $16,775,422     1,730,715      $173,072   $57,767,946   $31,640,205

Net income for the six months ended
  June 30,                                          -             -             -                           -    11,297,571
Conversion of Class B common stock to
  Class A Common stock                         14,531        29,062       (12,636)       (1,264)            -       (27,798)
Purchase of treasury stock                          -             -             -             -             -             -
5% stock dividend declared                    408,197       816,394        86,614         8,661     7,093,499    (7,918,555)
Cash dividends on common stock                      -             -             -             -             -    (6,729,589)
Cash in lieu of fractional shares                   -             -             -             -             -        (6,288)
Stock options exercised                        33,830        67,660             -             -       101,405             -
Other comprehensive income (loss), net
  of Reclassifications and taxes                    -             -             -             -             -             -
                                            ---------   -----------     ---------      --------   -----------   -----------
Comprehensive income

Balance, September 30, 2001                 8,844,269   $17,688,538     1,804,693      $180,469   $64,962,850   $28,255,546
                                            =========   ===========     =========      ========   ===========   ===========

(RESTUBBED TABLE)



                                                              Other
                                              Treasury     Comprehensive    Comprehensive
                                                Stock       Income (loss)       Income
                                             -----------    -------------   -------------

Balance, January 1, 2001                     $(2,265,207)       $(589,917)

Net income for the six months ended
  June 30,                                             -                -      $11,297,571
Conversion of Class B common stock to
  Class A common stock                                 -                -                -
Purchase of treasury stock                                              -                -
5% stock dividend declared
Cash dividends on common stock                         -                -                -
Cash in lieu of fractional shares                      -                -                -
Stock options exercised                                -                -                -
Other comprehensive income (loss), net
  of Reclassifications and taxes                       -       (1,984,897)      (1,984,897)
                                             -----------      -----------       ----------
Comprehensive income                                                            $9,312,674
                                                                                ==========
Balance, September 30, 2001                  $(2,265,207)     $(2,574,814)
                                             ===========      ===========

    The accompanying notes are an integral part of the financial statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Nine months ended September 30,

                                                                              2001                  2002
                                                                          -----------            -----------
Cash flows from operating activities
    Net income                                                            $11,297,571            $10,694,441
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                          555,415                186,022
        Provision for loan loss                                                   -0-                250,000
        Amortization of premiums and discounts on loans,
          mortgage-backed securities and investments                       (1,115,016)            (1,956,649)
        (Benefit) provision for deferred income taxes                        (263,735)              (458,543)
        (Gains) loss on other real estate                                    (136,460)               (53,407)
        (Gains) on sales of loans                                            (189,113)                    --
        (Gains) on sales of investment securities                             (59,999)                    --
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable                 (1,004,213)              (850,932)
        (Increase) decrease in other assets                                (1,521,633)             2,089,500
        Increase (decrease) in accrued interest payable                     1,007,809              2,794,861
        Increase in unearned income on loans                                 (269,380)               (34,972)
        Increase (decrease) in other liabilities                           (2,099,776)             1,860,662
                                                                          -----------            -----------
               Net cash provided by operating activities                    6,201,470             14,520,983

Cash flows from investing activities
    Net (decrease) in interest bearing balances in banks                  (26,135,181)                    --
    Proceeds from calls/maturities of HTM investment securities            62,753,000             15,125,259
    Proceeds from calls/maturities of AFS investment securities             7,350,000              1,650,000
    Purchase of HTM investment securities                                 (45,000,000)                    --
    Purchase of AFS investment securities                                          --             (2,261,471)
    Purchase of loans                                                              --            (32,299,245)
    Cash paid for asset acquisition                                       (15,238,720)                    --
    Cash from entity acquired                                              26,547,903                     --
    Net (increase) decrease in loans                                       14,399,692            (18,767,789)
    Purchase of premises and equipment                                     (1,870,193)              (730,083)
                                                                          -----------            -----------
               Net cash (used in) provided by investing activities         22,806,501            (37,283,329)

Cash flows from financing activities:
    Net increase (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts              21,315,355             29,443,233
     Net increase (decrease) in certificates of deposit                   (21,586,358)            37,647,709
     Mortgage payments                                                        (34,975)               (45,972)
     Net (decrease) increase in long term borrowings                        4,000,000                     --
     Cash dividends                                                        (6,729,589)            (6,378,558)
     Cash in lieu of fractional shares                                         (6,288)                    --
     Issuance of common stock under stock option plans                        169,065                404,335
     Purchase of treasury stock                                                    --                     --
                                                                          -----------            -----------
               Net cash provided by (used in) financing activities         (2,872,790)            61,070,747
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                               26,135,181             38,308,401
Cash and cash equivalents at beginning of year                             43,222,422             17,725,462
                                                                          -----------            -----------
Cash and cash equivalents at end of period                                $69,357,603            $56,033,863
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

1. The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is un-audited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. Further information is included in the Annual Report on Form 10-K for the year ended December 31, 2000.

2. Acquisitions

   As of June 22, 2001, Royal Bancshares of Pennsylvania completed its acquisition of the assets of Crusader Holding Corporation (Crusader). Under the terms of the acquisition certain assets and liabilities were purchased for $41.8 million, which represented the approximate fair value of the assets acquired. The purchase price was paid in cash with $15.2 million of Royal cash on hand being utilized. This transaction was accounted for under the purchase method of accounting.

   The following represents the un-audited results of operations of the Company as the acquisition has occurred the first date of the period indicated. This pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the acquisition actually been consummated on the dates indicated, nor are they necessarily indicative of our future operating results.

                                                    Nine Months Ended Sept. 30,
                                                      2001              2000
                                                   -----------      -----------

   Interest Income                                 $65,255,000      $66,560,000
   Interest Expense                                 31,252,000       30,911,000
                                                   -----------      -----------
   Net interest income                              34,003,000       35,649,000
   Provision (recoveries) loan losses                  (11,000)       3,023,000
       Non-interest income                           1,998,000        2,787,000
   Non-interest expense                             18,528,000       17,439,000
                                                   -----------      -----------
   Net income                                      $17,484,000      $17,974,000


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

                                                               Nine months ended September 30, 2001
                                                          ---------------------------------------------
                                                            Income        Average shares     Per share
                                                          (numerator)      (denominator)       amount
                                                          -----------     --------------     ----------
    Basic EPS
       Income available to common shareholders            $11,297,571        10,606,651      $    1.07
    Effect of dilutive securities
       Stock options                                                            138,901
                                                          -----------        ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                $11,297,571        10,745,552      $    1.05
                                                          ===========        ==========      =========

                                                                     (continued)

                                                               Nine months ended September 30, 2000
                                                          ---------------------------------------------
                                                            Income        Average shares     Per share
                                                          (numerator)      (denominator)       amount
                                                          -----------     --------------     ----------
    Basic EPS
          Income available to common shareholders         $10,694,441        10,629,235      $    1.01
    Effect of dilutive securities
       Stock options
    Diluted EPS                                                                 111,834           (.01)
                                                          -----------        ----------      ---------

       Income available to common shareholders
          plus assumed exercise of options                $10,694,441        10,741,069      $    1.00
                                                          ===========        ==========      =========

EPS is calculated on the basis of the weighted average number of shares outstanding of 10,606,651 and 10,629,235 for the nine months ended September 30, 2001 and 2000, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2001.

                                                               Three months ended September 30, 2001
                                                          ---------------------------------------------
                                                            Income        Average shares     Per share
                                                          (numerator)      (denominator)       amount
                                                          -----------     --------------     ----------
    Basic EPS
       Income available to common shareholders            $3,571,933         10,695,623      $    0.33
    Effect of dilutive securities
       Stock options                                                            162,769
                                                          ----------         ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                $3,571,933         10,858,392      $    0.33
                                                          ==========         ==========      =========

                                                               Three months ended September 30, 2000
                                                          ---------------------------------------------
                                                            Income        Average shares     Per share
                                                          (numerator)      (denominator)       amount
                                                          -----------     --------------     ----------

    Basic EPS
       Income available to common shareholders            $3,627,704         10,657,303      $    0.34
    Effect of dilutive securities
       Stock options                                                            133,493
                                                          ----------         ----------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                $3,627,704         10,790,796      $    0.34
                                                          ==========         ==========      =========

EPS is calculated on the basis of the weighted average number of shares outstanding of 10,695,623 and 10,657,303 for the three months ended September 30, 2001 and 2000, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 5% stock dividend of January 2001.

4. Investment Securities:

   The carrying value and approximate market value of investment securities at September 30, 2001 are as follows:


                                        Amortized       Gross          Gross        Approximate
                                       Purchased      Unrealized     Unrealized        Fair            Carrying
                                          Cost           Gains         Losses          Value             Value
                                       ------------    ----------     ---------      ------------      ------------
Held to maturity:
-----------------
US agencies                             $46,417,570      $368,800     $        -      $46,786,370       $46,417,570
Corporate debt securities                56,363,300     1,722,108      (437,010)       57,648,398        56,363,300
                                       ------------    ----------     ---------      ------------      ------------
                                       $102,780,870    $2,090,908     ($437,010)     $104,434,768      $102,780,870
                                       ============    ==========     =========      ============      ============

Available for sale:
-------------------
Federal Home Loan
   Bank Stock - at cost                  $4,875,000    $        -    $         -      $ 4,875,000       $ 4,875,000
Preferred and common stock                   31,273         1,149              -           32,422            32,422
Other securities                         85,081,117     1,912,170    (5,874,572)       81,118,715        81,118,715
                                       ------------    ----------     ---------      ------------      ------------
                                        $89,987,390    $1,913,319    (5,874,572)      $86,026,137       $86,026,137
                                       ============    ==========     =========      ============      ============


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

6. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:


                                                  Three months ended Sept 30,
                                                ------------------------------
                                                    2001               2000
                                                -----------        -----------
   Balance at beginning of period,              $12,248,143        $12,023,798
     Loans charged-off                             (497,174)                --
     Recoveries                                      70,409            188,768
                                                -----------        -----------
        Net charge-offs and recoveries             (426,765)           188,768

     Provision for loan losses                           --                 --
                                                -----------        -----------

   Balance at end of period                     $11,821,378        $12,212,566
                                                ===========        ===========

                                                                   Continued....

                                                  Nine months ended Sept 30,
                                                ------------------------------
                                                   2001               2000
                                                -----------        -----------

   Balance at beginning of period,              $11,972,839        $11,737,337
     Loans charged-off                             (518,885)          (201,339)
     Recoveries                                     367,424            426,568
                                                -----------        -----------
        Net charge-offs and recoveries             (151,461)           225,229

     Provision for loan losses                           --            250,000
                                                -----------        -----------

  Balance at end of period                      $11,821,378        $12,212,566
                                                ===========        ===========


7. Nonperforming loans

   Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $7,416,598 and $4,714,937 at September 30, 2001 and 2000, respectively. This increase is primarily due to the $5,918,402 of non-performing loans acquired through the purchase of certain assets and liabilities of Crusader Holding Corporation. Although the Company has non-performing loans of approximately $7,416,598 at September 30, 2001, management believes it has adequate collateral to limit its credit risks.

   The balance of impaired loans was $121,645 at September 30, 2001. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $ -0- at September 30, 2001. The income that was recognized on impaired loans during the nine-month period ended September 30, 2001 was $1,741. The cash collected on impaired loans during the same period was $264,414 of which $262,672 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this period in 2001 was $13,743. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


         The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the financial condition and earnings performance of the Company and it's wholly owned subsidiaries for the nine month period ended September 30, 2001.

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

FINANCIAL CONDITION
-------------------

         Total consolidated assets as of September 30, 2001 were $950.9 million, an increase of $320.8 million from the $630.1 million reported at year-end, December 31, 2000. This increase is primarily due to the $331.3 million of assets acquired through the purchase of certain assets and liabilities from Crusader Holding Corporation which was completed on June 22, 2001.

         Total loans increased $252.9 million from the $423.9 million level at December 31, 2000 to $676.8 million at September 30, 2001, of which $236.5 million was related to the assumption of Crusader loan portfolio. Additionally, approximately $16.4 million of the increase in loans is attributable to internally generated loan growth in the first nine months of 2001. The year-to-date average balance of loans was $506.7 million at September 30, 2001.

          The allowance for loan loss decreased $151,461 to $11.8 million at September 30, 2001 from $12.0 million at December 31, 2000. The level of allowance for loan loss reserve represents approximately 1.8% of total loans at September 30, 2001 versus 2.8% at December 31, 2000. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $32.6 million increase in total investment securities is primarily attributable to the purchase of Crusader's investment portfolio.

         Total cash and cash equivalents increased to $26.2 million from $42.2 million level at December 31, 2000 to $69.4 million at September 30, 2001, of which $48.0 million was held in a money market fund due to a higher rate of return.

         Total deposits, the primary source of funds, increased $250.7 million to $723.3 million at September 30, 2001, from $472.6 million at December 31, 2000. This increase in deposits is primarily due to the assumption of deposits from Crusader Holding Corporation in the amount of $251.0 million, partially offset by deposit runoff. The balance of brokered deposits was $289.1 million, representing approximately 40% of total deposits at September 30, 2001.

         Consolidated stockholder's equity increased $2.7 million to $106.2 million at September 30, 2001 from $103.5 million at December 31, 2000. This increase is primarily due to net income of $11.3 million, partially offset by a quarterly cash dividend of $6.7 million. Additionally, stockholder's equity was decreased $2.0 million due to an adjustment in the market value of available-for-sale investment securities during the first nine months of 2001.

RESULTS OF OPERATIONS
---------------------

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

         Consolidated net income for the three months ended, September 30, 2001 was $3.6 million or $.33 basic earnings per share, as compared to net income of $3.6 million or $.36 basic earnings per share for the same three month period in 2000. This decrease is primarily due to falling interest rates within our loan portfolio. Consolidated net income for the nine months ended, September 30, 2001 was $11.3 million or $1.07 basic earnings per share, as compared to net income of $10.7 million or $1.06 basic earnings per share for the same nine month period in 2000. This increase is primarily due to the growth in average earning assets versus interest bearing liabilities over the nine month period ending, September 30, 2001.

         For the third quarter 2001, net interest income was $10.0 million as compared to $9.2 million for the same quarter in 2000, an increase of $0.8 million or 8.7%. This increase is primarily due to an increase in the average balance in loans in the third quarter period of 2001 versus the same period in 2000. The balance of average loans for the third quarter of 2001 was $672.8 million, as compared to $407.7 million for the same quarter in 2000. This $265.1 million increase in the average balance of loans represents a 65% increase. Interest income on investment securities increased $1.6 million, a 57.8% increase over the same three-month period in 2000, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings increased $4.0 million to $9.9 million as compared to $5.9 million for the same three-month period in 2000. This increase in interest expense is primarily due to an increase in the average interest bearing liabilities balance in the third quarter of 2001. For the comparative nine-month period, net interest income increased $.7 million to $27.2 million for the nine months ended September 30, 2001 as compared to $26.5 million for same nine-month period in 2000. This increase in net income is primarily due to an increase in the average balance of loans in 2001 as compared to 2000.

         Provision for loan losses was $0 for the third quarter of 2001 and $0 for the same three-month period in 2000, respectively. Charge-offs and recoveries were $497 thousand and $70 thousand, respectively, for the three-month period ended September 30, 2001 versus $0 and $189 thousand, respectively, for the same three-month period in 2000. For the comparative nine-month period, provision for loan loss was $-0- thousand for the nine months ended, September 30, 2001 as compared to $250 thousand for the same nine-month period in 2000. Charge-offs and recoveries were $519 thousand and $367 thousand, respectively, for the nine-months ended September 30, 2001 as compared to $201 thousand and $427 thousand respectively for the same nine-month period in 2000. Overall, Management considers the current level of allowance for loan loss to be adequate at September 30, 2001.

         Total non-interest income for the three-month period ended September 30, 2001 was $572 thousand as compared to $324 thousand for the same three-month period in 2000. The $248 thousand increase in 2001 is primarily due to an increase in gains on sale of loans. For the comparative nine-month period, non-interest income was $1.2 million for the nine-months ended September 30, 2001 as compared to $958 thousand for the same nine-month period in 2000. This increase is again primarily due to a increase in gains on sale of loans.

         Total non-interest expense for the nine months ended September 30, 2001 was $5.2 million, an increase of $1.4 million, or 37%, as compared to $3.8 million for the same period in 2000. This increase in non-interest expense is primarily due to an increase in personnel costs resulting from the retention of the former employees of Crusader Savings Bank. For the comparative nine-month period, non-interest expense was $13.3 million for the nine months ended September 30, 2001 as compared to $11.0 million for the same nine-month period in 2000.

CAPITAL ADEQUACY
----------------

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At September 30, 2001, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                            Sept. 30, 2001     December 31, 2000
                                            --------------     -----------------
        Capital Levels
          Tier 1 leverage ratio                 11.71%               17.0%
          Tier 1 risk-based ratio               13.91%               18.1%
          Total risk-based ratio                15.14%               19.4%

        Capital Performance
          Return on average assets                2.1% (1)            2.5% (1)
          Return on average equity               14.4% (1)           14.3% (1)
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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2001:


Interest Rate Sensitivity
(in millions)                                       Days
                                          --------------------------       1 to 5        Over 5       Non-rate
Assets (1)                                     0 - 90       91 - 365        Years         Years       Sensitive       Total
-------                                   -----------------------------------------------------------------------------------
Interest-bearing deposits in banks             $ 60.1         $  --         $  --        $  --           $ --         $60.1
Federal funds sold                                6.5            --            --           --                          6.5
Investment securities:
       Available for sale                         7.2           3.2          22.4          53.2            --          86.0
       Held to maturity                             -          19.2          36.3          47.3            --         102.8
                                          -----------------------------------------------------------------------------------
    Total investment securities                   7.2          22.4          58.7         100.5            --         188.8
Loans: (2)
       Fixed rate (3)                            24.2          10.9         110.3          62.4            --         207.8
       Variable rate                            276.5          33.2         148.2          15.9            --         473.8
                                          -----------------------------------------------------------------------------------
    Total loans                                 300.7          44.1         258.5          78.3            --         681.6
Other assets (4)                                   --            --            --            --          13.9          13.9
                                          -----------------------------------------------------------------------------------
    Total Assets                               $374.5         $66.5        $317.2        $178.8         $13.9        $950.9
                                          ===================================================================================

Liabilities & Capital
---------------------
Deposits:
       Non interest bearing deposits           $   --          $ --         $ --           $ --        $ 50.9         $50.9
       Interest bearing deposits (5)            162.5            --           --             --            --         162.5

       Certificate of deposits                   69.0         228.6         212.3            --            --         509.9
                                          -----------------------------------------------------------------------------------
    Total deposits                              231.5         228.6         212.3            --          50.9         723.3
Mortgage and long term borrowings                40.5            --          59.7            --            --         100.6
Other liabilities                                  --            --            --            --          20.8          20.8
Capital                                            --            --            --            --         106.2         106.2
                                          -----------------------------------------------------------------------------------
    Total liabilities & capital                $272.0        $228.6        $272.0          $ --        $178.3        $950.9
                                          ===================================================================================

Net  interest rate  GAP                        $102.2       $(162.1)        $45.2        $178.8       ($164.0)
                                          =====================================================================

Cumulative interest rate  GAP                  $102.5        $(59.6)       $(14.4)       $164.0            --
                                          =====================================================================
GAP to total  assets                              11%          (17%)
                                          ===========================
GAP to total equity                               97%         (153%)
                                          ===========================
Cumulative GAP to total assets                    11%           (6%)
                                          ===========================
Cumulative GAP to total equity                    97%          (56%)
                                          ===========================

(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at September 30, 2001.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------

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

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have a material impact on the Company's consolidated financial position or results of operations.


                           PART II - OTHER INFORMATION
                           ---------------------------



Item 1. Legal Proceedings
-------------------------

  None

Item 2. Changes in Securities and use of Proceeds
-------------------------------------------------

  None

Item 3. Default and Upon Senior Securities
------------------------------------------

  None

Item 4. Submission of Matters to Vote Security Holders
------------------------------------------------------

On Wednesday May 16, 2001, the Annual Meeting of Shareholders of Royal Bancshares of Pennsylvania was convened in Philadelphia, PA at 6:30 PM. The following nominees were elected as Class III Directors of the Registrant to serve for a three-year term:

                                             For             Withhold Authority
                                             ---             ------------------

                  Albert Ominsky         23,518,184                82,918
                  Robert R. Tabas        23,519,037                82,918
                  Anthony Micale         23,519,037                82,918
                  Gregory T. Reardon     23,519,037                82,918
                  Jack R. Loew           23,518,184                82,918

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



                                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                      (Registrant)



Dated: November 14th, 2001                /s/ James J. McSwiggan
                                   ---------------------------------------------
                                          James J. McSwiggan, CFO & Treasurer



Dated: November 14th, 2001               /s/ Jeffrey T. Hanuscin
                                   ---------------------------------------------
                                        Jeffrey T. Hanuscin, VP of Finance