Form 10-K405
period 2001-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2002-04-01
CIK 922487

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001
                                            ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the transition period from ___________ to ___________

                         Commission File Number 0-26366
                                     -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                         23-2812193
---------------------------------                          ---------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)

               732 Montgomery Avenue, Narberth, Pennsylvania 19072
  ----------------------- ----------------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code  (610) 668-4700
                                                             --------------

         Securities registered pursuant to Section 12(b) of the Act:     None
                                                                      ----------

         Securities registered pursuant to Section 12(g) of the Act:
                                          Class A Common Stock ($2.00 par value)
                                          Class B Common Stock ($.10 par value)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of common shares of the Registrant held by non-affiliates, based on the closing sale price as of February 28, 2002 was $107,805,249.

          As of February 28, 2002, the Registrant had 9,503,924 and 1,913,053 shares outstanding of Class A and Class B common stock, respectively.

Item 1. BUSINESS.

The Company

         Royal Bancshares of Pennsylvania, Inc. ("Royal Bancshares") is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank of Pennsylvania ("Royal Bank"), all of the outstanding shares of common stock of Royal Bank were acquired by the Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. The principal activities of Royal Bancshares are owning and supervising Royal Bank, which engages in a general banking business in Montgomery County, Pennsylvania. Royal Bancshares also has a wholly owned nonbank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. At December 31, 2001, Royal Bancshares had consolidated total assets of approximately $931.0 million, total deposits of approximately $701.9 million and stockholders' equity of approximately $108.4 million.

         From time to time, Royal Bancshares may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. When we use words such as "believes", or "expects," "anticipates" or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, Royal Bancshares notes that a variety of factors could cause Royal Bancshares actual results and experience to differ materially from the anticipated results or other expectations expressed in Royal Bancshares forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of Royal Bancshares business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations: business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.


Royal Bank

         Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by Daniel M. Tabas in 1980. Royal Bank of Pennsylvania is an insured bank under the Federal Deposit Insurance Corporation (the "FDIC").

         As of June 22, 2001, the bank completed its acquisition of substantially all the assets of Crusader Holding Corporation. Under the terms of the acquisition certain assets and liabilities were purchased for $41.5 million, which represented the approximate fair value of the assets acquired. The purchase price was paid in cash with $15.2 million of Royal Bank's cash on hand being utilized. This transaction was accounted for under the purchase method of account.

         Royal Bank derives its income principally from interest charged on loans and interest on investment securities and fees received in connection with the origination of loans and other services. Royal Bank's principal expenses are interest expense on deposits and operating expenses. Principally operating revenues, deposit growth and the repayment of outstanding loans provide funds for activities.

         Service Area. Royal Bank's primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, southern New Jersey and Delaware in the vicinity of Wilmington. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from fifteen offices located throughout Montgomery, Philadelphia and Berks counties. The Bank also considers the states of Pennsylvania, New Jersey, New York and Delaware to constitute its service area for certain services. On occasion, Royal Bank will do business with clients located outside of its service area. Royal Bank's legal headquarters are located at 732 Montgomery Avenue, Narberth, PA.

         Royal Bank conducts business operations as a commercial bank offering checking accounts, savings and time deposits, and loans, including residential mortgages, home equity and SBA loans. Royal Bank also offers safe deposit boxes, collections, internet banking and bill payment along with other customary bank services (excluding trust) to its customers. Drive-up, ATM, and night depository facilities are available. Services may be added or deleted from time to time. The services offered and the business of Royal Bank is not subject to significant seasonal fluctuations. Royal Bank is a member of the Federal Reserve Fedline Wire Transfer System. Royal Bank became 16.5% partner in Bankers Settlement Services of Eastern Pennsylvania, L.L.C., a title company ("Bankers"). The Bank, together with five other banks in the area, formed this title company on August 16, 2000. Royal Bank's ownership decreased to 15% with the addition of a new bank partner in 2001.

         Competition. Royal Bank is subject to intense competition from commercial banks, thrifts and other financial institutions. Royal Bank actively competes with such banks and institutions for local deposits and local retail and commercial accounts, and is also subject to competition from banks from areas outside its service area for certain segments of its business. For a number of years, competition has been increasing in Royal Bank's basic banking business because of the growing number of financial service entities that have entered our local market. This trend was accelerated by the passage of federal laws in the early 1980's, which sharply expanded the powers of thrifts and credit unions, giving them most of the powers that were formerly reserved for commercial banks. While attempting to equalize the competition among the depository institutions, these statutes have little effect on less regulated entities such as money market mutual funds and investment banking firms. Many of these competitors have substantially greater financial resources and more extensive branch systems. To be successful, smaller banks must find a competitive edge. Royal Bank prides itself on giving its customers personalized service. Royal Bank has continued at modest levels its research activities relating to the development of new services and the improvement of existing bank services. Marketing activities have continued that have allowed Royal Bank to remain competitive. These activities include the review of existing services and the solicitation of new users of banking services. Royal Bank is not dependent upon a single customer or a small number of customers, the loss of which should have a material adverse effect on Royal Bank or Royal Bancshares.

         Employees. Royal Bancshares employed approximately 158 persons on a full-time equivalent basis as of December 31, 2001.

         Deposits. At December 31, 2001, total deposits of Royal Bank were distributed among demand deposits (8%), money market deposit accounts, savings and Super Now (26%) and time deposits (66%). At year-end 2001, deposits increased $229.3 million from year-end 2000, or 49%, primarily due to purchase of deposits from Crusader Holding Corporation on June 22, 2001.

         Lending. At December 31, 2001, Royal Bank had a total loan portfolio of $646.2 million, representing 69% of total assets. The loan portfolio is categorized into commercial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens and installment loans.

         Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank's size, objective of profit maintenance and stable capital structure.


Non-Bank  Subsidiary

         On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Investments of Delaware, Inc., ("RID") as a wholly owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. RID buys, holds and sells investment securities. At December 31, 2001, total assets of RID were $32.4 million, of which $20.3 million was held in cash and cash equivalents, $10.4 million in real estate development and loans and $1.5 million was held in investment securities.

         On June 22, 2001, Royal Bancshares through it's wholly owned subsidiary Royal Bank of Pennsylvania, purchased 60% ownership in Crusader Servicing Corporation ("CSC") from Crusader Holding Corporation. Its legal headquarters is at 6526 Castor Avenue, Philadelphia, PA. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2001, total assets of CSC were $41.9 million.

Supervision and Regulation

         Holding Company. Royal Bancshares, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities commissions for matters relating to the offering and sale of its securities. Accordingly, if Royal Bancshares wishes to issue additional shares of its Common Stock, in order, for example, to raise capital or to grant stock options, Royal Bancshares will have to comply with the registration requirements of the Securities Act of 1933 as amended, or find an applicable exemption from registration.

         Royal Bancshares is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to supervision by the Federal Reserve Board. The BHC Act requires Royal Bancshares to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the BHC Act prohibits Royal Bancshares from acquiring more than 5 % of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

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

         As a bank holding company, Royal Bancshares is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make examinations of the holding company and any or all of subsidiaries. Further, under Section 106 of the 1970 amendments to the BHC Act and the Federal Reserve Board's regulation, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services. The so called "anti-tying" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or service from the bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

         Under Pennsylvania law, Royal Bancshares is permitted to control an unlimited number of banks. However, Royal Bancshares would be required under the BHC Act to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other than the Bank, if, after such acquisition, would control more than 5% of the voting shares of such bank.

         Royal Bank. The deposits of Royal Bank are insured by the FDIC. Royal Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and by the FDIC. In addition, Royal Bank is subject to a variety of local, state and federal laws that affect its operation.

         Under the Pennsylvania Banking Code of 1965, as amended, the ("Code"), Royal Bancshares is permitted to control an unlimited number of banks. This rule has been in effect since March 4, 1990. However, Royal Bancshares would be required under the Bank Holding Company Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than Royal Bank, if, after such acquisition, the registrant would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Act of 1994 which authorizes bank holding companies subject to certain limitations and restrictions to acquire banks located in any state.

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

         Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions in any one day of which the Bank is aware that exceed $10,000 in the aggregate. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

         Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Royal Bank believes that further merger activity within Pennsylvania is likely to occur in the future, resulting in increased concentration levels in banking markets within Pennsylvania and other significant changes in the competitive environment. The Riegle-Neal allows adequately capitalized and managed bank holding companies to acquire banks in any state starting one year after enactment (September 29, 1995). Another provision of the Riegle-Neal Act allows interstate merger transactions beginning June 1, 1997. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of-state banks, or "opting-out" of interstate mergers entirely. Through interstate merger transactions, banks will be able to acquire branches of out-of-state banks by converting their offices into branches of the resulting bank. The Riegle-Neal Act provides that it will be the exclusive means for bank holding companies to obtain interstate branches. Under the Riegle-Neal Act, banks may establish and operate a "de novo branch" in any State that "opts-in" to de novo branching. Foreign banks are allowed to operate branches, either de novo or by merger. These branches can operate to the same extent that the establishment and operation of such branches would be permitted if the foreign bank were a national bank or state bank. All these changes are expected to intensify competition in local, regional and national banking markets. The Pennsylvania Banking Code has been amended to enable Pennsylvania institutions to participate fully in interstate banking (see discussion above).

         Management cannot anticipate what changes Congress may enact, or, if enacted, their impact on Royal Bancshares' financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, Royal Bancshares and Royal Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business.

Federal Deposit Insurance Corporation Improvement Act of 1991

         General. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDIC Improvement Act") includes several provisions that have a direct impact on the Bank. The most significant of these provisions are discussed below.

         The FDIC is required to conduct periodic full-scope, on-site examinations of Royal Bank. In order to minimize losses to the deposit insurance funds, the FDIC Improvement Act establishes a format to more monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDIC Improvement Act establishes five "capital" categories. They are: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized.

         Under Current regulations, a "well-capitalized" institution would be one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level. Royal Bank is presently categorized as a "well-capitalized" institution.

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

         Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999, the Financial services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:

         o Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and

         o Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

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

         In general, the Financial Services Modernization Act:

         o Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

         o Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

         o Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

         o Provides an enhanced framework for protecting the privacy of consumer information;

         o Adopts a number of provisions related to the capitalization, membership, corporate governance, and the other measures designed to modernize the Federal Home Loan Bank system;

         o Modifies the laws governing the implementation of the Community Reinvestment Act; and

         o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

              In order for the Royal Bancshares to take advantage of the ability to affiliate with other financial service providers, Royal Bancshares must become a "Financial Holding Company" as permitted under an amendment to the Bank Holding Company Act. To become a Financial holding Company, a company must file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must determine that each insured depository institution subsidiary of the company has at least a satisfactory "CRA rating. Royal Bancshares currently meets the requirements to make an election to become a Financial Holding Company. The Royal Bancshares management has not determined at this time whether it will seek an election to become a Financial Holding Company. Royal Bancshares is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of Royal Bancshares and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, Royal Bancshares desires to utilize any of its expanded powers provided in the Financial Service Modernization Act.

              The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Pennsylvania permits commercial banks chartered by the state to engage in any activity permissible for national banks, Royal Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, Royal Bank must be well-capitalized, and Royal Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

                  Royal Bancshares and Royal Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Royal Bancshares and Royal Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Royal Bancshares and Royal Bank.

Monetary Policy

         The earnings of Royal Bank are affected by the policies of regulatory authorities including the Federal Reserve Board. An important function of the Federal Reserve System is to influence the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities, changes in reserve requirements against member bank deposits and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

         The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on its reserve requirements, deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect Royal Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of Royal Bank cannot be predicted.

Effects of Inflation

         Inflation has some impact on Royal Bancshares' operating costs. Unlike many industrial companies, however, substantially all of Royal Bancshares' assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on Royal Bancshares' performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.


ITEM 2.  PROPERTIES

         Royal Bank has seventeen banking offices, which are located in Pennsylvania.

Narberth Office (1)                Villanova Office                   King of Prussia Office (1)
-------------------                ----------------                   --------------------------
732 Montgomery Ave                 801 East Lancaster Avenue          Rt. 202 at Wilson Road
Narberth, Pa. 19072                Villanova, Pa. 19085               King of Prussia, Pa. 19406

Philadelphia  Offices              Shillington Office                 Bridgeport Office (1)
---------------------              ------------------                 ---------------------
- One Penn Square West             516 East Lancaster Avenue          105 W. 4th Street
  30 South 15th Street             Shillington. Pa 19607              Bridgeport, Pa. 19406
  Philadelphia, Pa 19102
                                   Trooper Office(1)                  Upper Merion Office
                                   -----------------                  -------------------
- 1340 Walnut Street               Trooper & Egypt Roads              Beidler & Henderson Roads
  Philadelphia, Pa. 19107          Trooper, Pa. 19401                 King of Prussia, Pa. 19406

- 401 Fairmount Avenue (1)         Reading Office                     Phoenixville Office (1)
  Philadelphia, Pa. 19123          --------------                     ----------------------
                                   501 Washington Street              808 Valley Forge Road
- 6526 Castor Avenue               Reading, Pa. 19601                 Phoenixville, Pa. 19460
  Philadelphia, PA 19149
                                   Philadelphia Loan Office (2)
                                   ----------------------------
- 1650 Grant Avenue (1)            2 Penn Center
  Philadelphia, PA  19115          Philadelphia, PA  19102

Jenkintown Office (1)              Narberth Training Ctr. (1) (3)
---------------------              814 Montgomery Ave
600 Old York Road                  Narberth, PA 19072
Jenkintown, Pa 19046

 ----------------------------------
(1) owned
(2) Residential Loan Office-Not a branch
(3) Used for employee training

         Royal Bank owns nine of the above properties. One property is subject to a mortgage. The remaining eight properties are leased with expiration dates between 2002 and 2004. Royal Bank also leases storage warehouse space in Bridgeport, Pa. at an annual rate of 11 thousand dollars. During 2001, Royal Bank made aggregate lease payments of approximately 501 thousand dollars. Royal Bank believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for Royal Bank's purposes. Royal Bank also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.

ITEM 3.  LEGAL PROCEEDINGS

         Management, after consulting with Royal Bancshares's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Royal Bancshares. There are no proceedings pending other than routine litigation incident to the business of Royal Bancshares. In addition, no material proceedings are known to be contemplated by governmental authorities against Royal Bancshares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         On September 6, 1988 the Royal Bancshares' Class A Common Stock commenced trading on the NASDAQ National Market System (NASDAQ/NMS). Royal Bancshares' NASDAQ Symbol is Royal Bancshares and is included in the NASDAQ National Market Stock Table, which is published in most major newspapers. There is no market for Royal Bancshares' Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the range of high, low-end and closing bid prices for Royal Bancshares' stock as reported by NASDAQ


                                            Bid Prices

         2001                             High          Low         Close
         ----------------------         -------       -------      -------
         First Quarter ........         $ 15.756     $ 11.817     $ 12.929

         Second Quarter .......           17.037       12.412       16.033

         Third  Quarter .......           20.694       15.085       16.546
         Fourth Quarter .......           19.009       15.567       19.009

         2000                             High          Low         Close
         ----------------------         -------       -------      -------
         First  Quarter .......         $ 14.229     $ 11.792     $ 12.024
         Second Quarter .......           15.854       14.250       14.603
         Third  Quarter .......           17.167       15.792       16.012
         Fourth Quarter .......           16.209       14.750       14.246

         (Source: This summary reflects information supplied by NASDAQ.)

         The bid information shown above is derived from statistical reports of the NASDAQ Stock Market and reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transaction. The bid prices do not reflect the 6% stock dividend that was declared on January 16, 2002. The NASDAQ Stock Market, Inc., is a wholly-owned subsidiary of National Association of Securities Dealers, Inc.

         The approximate number of recorded holders of Royal Bancshares' Class A and Class B Common Stock, as of February 28, 2002, is shown below:

         Title of Class                            Number of Record Holders
         --------------------                      ------------------------
         Class A Common Stock                              390
         Class B Common Stock                              160

Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was approximately 451 as of February 28, 2002.


Dividends

         Subject to certain limitations imposed by law, the Board of Directors of Royal Bancshares may declare a dividend on shares of common stock.

         Stock dividends. On April 21, 1999, the Board of Directors of Royal Bancshares declared a 4% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable May 14, 1999, to Shareholders of record on May 3, 1999. The stock dividend resulted in the issuance of 288,728 additional shares of Class A Common Stock and 65,296 additional shares of Class B Common Stock.

          On October 20, 1999, the Board of Directors of Royal Bancshares declared a 5% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 17, 2000, to shareholders of record on January 3, 2000. The stock dividend resulted in the issuance of 382,857 additional shares of Class A Common Stock and 84,234 additional shares of Class B Common Stock.

         On January 17, 2001, the Board of Directors of Royal Bancshares declared a 5% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on February 12, 2001, to shareholders of record on January 29, 2001. The stock dividend resulted in the issuance of 408,197 additional shares of Class A Common Stock and 86,614 additional shares of Class B Common Stock.

         On January 16, 2002, the Board of Directors of Royal Bancshares declared a 6% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on February 8, 2002, to shareholders of record on January 28, 2002. The stock dividend resulted in the issuance of 517,635 additional shares of Class A common stock and 108,282 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

         Cash Dividends. Royal Bancshares paid cash dividends in each quarter of 2001 and 2000 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $9.0 million and $8.5 million for 2001 and 2000, respectively. The following table sets forth on a quarterly basis the dividend paid to holders of each Class A and Class B Common Stock for 2001 and 2000, adjusted to give effect to the stock dividends paid.



                                    Cash Dividends Per Share
                                    ------------------------
                 2001                Class A          Class B
                 ----                -------          -------
                 First  Quarter       $.21             $.2415
                 Second Quarter       $.21             $.2415
                 Third  Quarter       $.21             $.2415
                 Fourth Quarter       $.23             $.2645


                                     Cash Dividends Per Share
                                     ------------------------
                 2000                Class A          Class B
                 ----                -------          -------
                 First  Quarter       $.21             $.2415
                 Second Quarter       $.21             $.2415
                 Third  Quarter       $.21             $.2415
                 Fourth Quarter       $.21             $.2415

         Future dividends must necessarily depend upon net income, capital requirements, appropriate legal restrictions and other factors relevant at the time the Board of Directors of Royal Bancshares considers dividend policy cash necessary to fund dividends available for dividend distributions to the shareholders of Royal Bancshares must initially come from dividends paid by the Royal Bank to Royal Bancshares. Therefore, the restrictions on the Royal Bank's dividend payments are directly applicable to Royal Bancshares. Under the Pennsylvania Banking Code of 1965, as amended, Royal Bank places a restriction on the availability of capital surplus for payment of dividends.

         Under the Pennsylvania Business Corporation Law of 1988, as amended, Royal Bancshares may pay dividends only if after payment the Registrant would be able to pay its debts as they become due in the usual course of business and the total assets are greater than the sum of its total liabilities plus the amount that would be needed if Royal Bancshares were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. See Regulatory Matters Note to the Consolidated Financial Statements in Item 8 of this report.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial and operating information for Royal Bancshares should be read in conjunction with ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes in ITEM 8:

                                                                         Years ended December 31,
                                                                (in thousands, except per share data)
                                             ------------------------------------------------------------------------------
Income Statement Data                            2001            2000             1999             1998            1997
---------------------                        ------------    ------------     -----------      -----------     ------------

Interest income                                   $69,224         $58,875         $44,682          $40,640          $33,372
Interest expense                                   31,808          22,549          15,922           13,163           10,048
                                             ------------    ------------     -----------      -----------     ------------
Net interest income                                37,416          36,326          28,760           27,477           23,324
Increase (Decrease) Provision for loan                  -             250               -            4,770          (2,118)
losses
                                             ------------    ------------     -----------      -----------     ------------
Net interest income after loan loss                37,416          36,076          28,760           22,707           25,442
provision
    Gains on sale of loans                            372               -              45                4               29
    Gains on sale of real estate                      188              53             350                -            1,204
    (Losses) on AFS investment securities              60         (1,302)               -                -                -
    Other income                                    1,118           1,206           1,644            3,570            1,392
                                             ------------    ------------     -----------      -----------     ------------
Total other income                                  1,738            (43)           2,039            3,574            2,625
Income before other expenses & income taxes        39,154          36,033          30,799           26,281           28,067
Non-interest expenses:
    Salaries and benefits                          10,479           7,979           7,265            5,028            9,546
    Other                                           7,124           5,812           5,865            5,845            5,088
                                             ------------    ------------     -----------      -----------     ------------
Total other expenses                               17,603          13,791          13,130           10,873           14,634
                                             ------------    ------------     -----------      -----------     ------------
Income before taxes                                21,551          22,242          17,669           15,408           13,433
Income taxes                                        5,797           7,982           5,564            4,624            4,074
                                             ------------    ------------     -----------      -----------     ------------
Net income                                        $15,754         $14,260         $12,105          $10,784           $9,359
                                             ============    ============     ===========      ===========     ============


Basic earnings per share (1)                       $1.39           $1.26           $1.09            $0.98           $0.85
                                                   -----           -----           -----            -----           -----
Diluted earnings per share (1)                     $1.37           $1.24           $1.07            $0.97           $0.83
                                                   -----           -----           -----            -----           -----

-------------

(1) Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 6% stock dividend in January 2002, a 5% stock dividend in 2001, a 5% stock dividend in 2000, a 4% stock dividend in 1999, a 4% stock dividend in 1998, and a 4% stock dividend in 1997.

                                                                         As of December 31,
                                         ----------------------------------------------------------------------------------
Balance Sheet Data                           2001              2000              1999              1998              1997
------------------                       -------------    -------------      -------------     -------------     ----------
(in thousands, except for percentages)
Total assets                               $930,980         $630,081           $522,536          $427,622          $416,598
Total average assets                        788,419          573,780            469,193           407,623           342,361
Loans, net                                  634,347          411,973            343,081           292,556           282,711
Total deposits                              701,860          472,582            381,286           290,390           265,363
Total long term debt                         70,225           30,000             30,000            30,000            30.000
Total stockholders' equity                  108,449          103,502             95,835            94,069            89,505
Total average stockholders' equity          105,072           99,746             94,824            91,374            86,572
Return on average assets                       2.0%             2.5%               2.6%              2.6%              2.7%
Return on average equity                      15.0%            14.3%              12.8%             11.8%             10.8%
Average equity to average assets              13.3%            17.4%              20.2%             22.4%             25.3%
Cash dividend payout ratio                    57.0%            55.0%              70.3%             66.5%             83.9%


Average Balances

         The following table presents the average daily balances of assets, liabilities and stockholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                                  2001                              2000
                                     ---------------------------------  -------------------------------
                                      Average                Yield/      Average              Yield/
Assets (In thousands)                 Balance    Interest     Rate       Balance   Interest    Rate
---------------------                 -------    --------     ----       -------   --------    ----
Interest bearing deposits in banks      $18,230       $533      2.92%        $559        $23     4.11%
Federal funds                            18,468        752      4.07%      24,117      1,531     6.35%
Investment securities:
   Held to maturity:
         Taxable                         97,055      7,610      7.84%      67,050      5,115     7.63%
         Nontaxable (1)                      --         --         --          --         --        --
                                     ---------------------------------  -------------------------------
          Total held to maturity         97,055      7,610      7.84%      67,050      5,115     7.63%

    Available for sale
          Taxable                        76,338      6,945      9.10%      67,185      6,177     9.19%
                                     ---------------------------------  -------------------------------
Total investment securities             173,392     14,555      8.39%     134,235     11,292     8.41%
Loans: (2)
    Commercial & industrial             202,327     20,012      9.89%     182,359     19,580    10.74%
    Commercial mortgages                337,410     32,936      9.76%     213,281     25,326    11.87%
    Other loans (1)                       4,116        436     10.59%       9,154      1,123    12.27%
                                     ---------------------------------  -------------------------------
            Total loans                 543,854     53,384      9.82%     404,794     46,029    11.37%
                                     ---------------------------------  -------------------------------
Total interest earning assets          $753,944    $69,224      9.18%    $563,705    $58,875    10.44%
Non interest earning assets
      Cash & due from banks               5,432                             9,648
      Other assets                       46,113                            18,810
      Allowance for loan loss           (12,264)                          (12,034)
      Def income/unearned disc           (4,806)                           (6,349)
                                     -----------                        ----------
Total non interest
          Earning assets                 34,475                            10,075
                                     -----------                        ----------
Total assets                           $788,419                          $573,780
                                     ===========                        ==========
Liabilities & Stockholders' Equity
Deposits:
      Savings                           $26,312        637      2.42%     $19,942        541     2.71%
      NOW                                38,353        869      2.27%      35,714        870     2.44%
      Money market                      108,792      4,031      3.71%      56,514      2,278     4.03%
      CDs & other time deposits         369,680     22,237      6.02%     269,430     16,939     6.29%
                                     ---------------------------------  -------------------------------
Total interest bearing deposits        $543,137     27,774      5.11%    $381,600     20,628     5.41%
Federal funds                               334         15      4.49%         295         17     5.76%
Borrowings                               68,129      4,019      5.90%      30,613      1,904     6.22%
                                     ---------------------------------  -------------------------------
Total interest bearing liabilities     $611,600     31,808      5.20%    $412,508     22,549     5.47%
                                     ---------------------------------  -------------------------------
    Non interest bearing deposits        49,904                            45,501
    Other liabilities                    16,025                            16,025
                                     -----------                        ----------
Total liabilities                       683,347                           474,034
     Stockholders' equity               105,072                            99,746
                                     -----------                        ----------
Total liabilities and
            Stockholders' equity       $788,419                          $573,780
                                     ===========                        ==========
Net interest income                                $37,416                           $36,326
                                                ===========                       ===========
Net yield on
         Interest-earning assets                                4.96%                            6.44%
                                                           ===========                       ==========


[TABLE RESTUBBED]


                                                   1999
                                      --------------------------------
                                       Average               Yield/
Assets (In thousands)                  Balance   Interest     Rate
---------------------                  -------   --------     ----
Interest bearing deposits in banks         $430        $16      3.72%
Federal funds                            11,345        558      4.92%
Investment securities:
   Held to maturity:
         Taxable                         78,251      5,726      7.32%
         Nontaxable (1)                     694         82     11.82%
                                      --------------------------------
          Total held to maturity         78,945      5,808      7.36%

    Available for sale
          Taxable                        51,617      4,512      8.74%
                                      --------------------------------
Total investment securities             130,562     10,320      7.90%
Loans: (2)
    Commercial & industrial             139,639     15,374     11.01%
    Commercial mortgages                170,282     17,131     10.06%
    Other loans (1)                      10,623      1,311     12.34%
                                      --------------------------------
            Total loans                 320,544     33,816     10.55%
                                      --------------------------------
Total interest earning assets          $462,881    $44,710      9.66%
Non interest earning assets
      Cash & due from banks               8,775
      Other assets                       17,159
      Allowance for loan loss           (12,186)
      Def income/unearned disc           (7,436)
                                      ----------
Total non interest
          Earning assets                  6,312
                                      ----------
Total assets                           $469,193
                                      ==========
Liabilities & Stockholders' Equity
Deposits:
      Savings                           $19,932       $538      2.70%
      NOW                                31,480        699      2.22%
      Money market                       43,809      1,424      3.25%
      CDs & other time deposits         192,545     11,356      5.90%
                                      --------------------------------
Total interest bearing deposits        $287,766    $14,017      4.87%
Federal funds                                61          3      4.92%
Borrowings                               30,869      1,902      6.16%
                                      --------------------------------
Total interest bearing liabilities     $318,696    $15,922      5.00%
                                      --------------------------------
    Non interest bearing deposits        42,829
    Other liabilities                    12,844
                                      ----------
Total liabilities                       374,369
     Stockholders' equity                94,824
                                      ----------
Total liabilities and
            Stockholders' equity       $469,193
                                      ==========
Net interest income                                $28,788
                                                ===========
Net yield on
         Interest-earning assets                                6.22%
                                                           ===========

----------------
(1) The indicated income and annual rate are presented in a taxable equivalent basis using the federal tax rate of 34% for all periods.
(2) Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

Rate Volume

         The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended, December 31, 2001 and 2000, as compared to respective previous periods, into amounts attributable to both rate and volume variances.


                                                              2001 Vs 2000                       2000 Vs 1999
                                                             (in thousands)                     (in thousands)
                                                    -------------------------------    ---------------------------------
                                                            Changes due to:                     Changes due to:
                                                    -------------------------------    --------------------------------
Interest income                                     Volume       Rate        Total      Volume       Rate       Total
                                                   --------    --------    --------    --------    --------    --------
Interest bearing deposits in banks                 $    518    $     (8)   $    510    $      9    $     (4)   $      5
Federal funds sold                                     (308)       (471)       (779)      1,105        (130)        975
Investment securities:
   Held to maturity:
         Taxable                                      2,349         146       2,495        (896)        285        (611)
         Nontaxable                                    --          --          --           (54)       --           (54)
    Available for sale
          Taxable                                       833         (65)        768       1,421         244       1,665
                                                   --------    --------    --------    --------    --------    --------
      Total investment securities                     3,182          81       3,263         471         529       1,000
Loans:
    Commercial & industrial                           2,046      (1,614)        432       4,596        (390)      4,206
    Commercial mortgages                             12,730      (5,120)      7,610       4,781       3,414       8,195
    Other loans                                        (550)       (137)       (687)       (180)         (8)       (188)
                                                   --------    --------    --------    --------    --------    --------
            Total loans                              14,226      (6,871)      7,355       9,197       3,016      12,213
                                                   --------    --------    --------    --------    --------    --------

Total increase (decrease) in interest income       $ 17,618    $ (7,269)   $ 10,349    $ 10,782    $  3,411    $ 14,193


Interest expense

Deposits:
  Savings                                          $    171    $    (75)   $     96    $    (14)   $     17    $      3
  NOW & Money Market                                  1,831         (79)      1,752         530         495       1,025
  CDs & other time deposits                           6,063        (766)      5,297       4,791         792       5,583
                                                   --------    --------    --------    --------    --------    --------
         Total interest bearing deposits              8,065        (920)      7,145       5,307       1,304       6,611
Federal funds purchased                                   2          (4)         (2)         14          --          14
Mortgage payable and
      long term borrowings                            2,218        (103)      2,115         (16)         18           2
                                                   --------    --------    --------    --------    --------    --------

Total increase (decrease) in interest expense        10,285      (1,027)      9,258       5,305       1,322       6,627
                                                   --------    --------    --------    --------    --------    --------
Total increase (decrease) in
      net interest income                          $  7,333    $ (6,242)   $  1,091    $  5,477    $  2,089    $  7,566
                                                   ========    ========    ========    ========    ========    ========

Loans

         The following table reflects the composition of the loan portfolio of Royal Bank of Pennsylvania and the percent of gross outstandings represented by each category at the dates indicated.

                                                                     As of December 31,
                                                                       (in thousands)
                           --------------------------------------------------------------------------------------------------------
Loans                             2001                 2000                 1999                 1998                 1997
-----                      -------------------- -------------------- -------------------- -------------------- --------------------
Comm'l & industrial          $218,498      34%    $193,398      45%     $168,329     46%     $127,972     42%     $123,800     41%
Real estate                   428,223      65%     233,111      54%      191,312     53%      182,595     57%      176,315     58%
Consumer                        2,714       1%       2,449       1%        2,653      1%        2,033      1%        1,523      1%
                          -----------     ---- -----------     ---- ------------    ---- ------------    ---- ------------    ----
      Total gross loans       649,435     100%     428,958     100%      362,294    100%      312,600    100%      301,638    100%
Unearned income                (1,056)              (1,991)               (2,154)              (1,833)              (1,498)
Disc on loans purchased        (2,144)              (3,020)               (5,322)              (6,291)              (9,243)
                          -----------          -----------          ------------         ------------         ------------
                              646,235              423,947               354,818              304,476              290,897
Allowance for loan loss       (11,888)             (11,973)              (11,737)             (11,920)              (8,186)
                          -----------          -----------          ------------         ------------         ------------
    Total loans, net         $634,347             $411,974              $343,081             $292,556             $282,711
                          ===========          ===========          ============         ============         ============

Analysis of Allowance for Loan Loss

                                                                        Year ending December 31,
                                                                             (in thousands)
                                         -------------------------------------------------------------------------------------
                                             2001              2000              1999               1998              1997
                                         ------------     -------------     -------------      -------------     -------------

Total Loans                                  $646,235          $423,947          $354,818           $304,476          $290,897
                                        =============     =============     =============      =============     =============

Daily average loan balance                   $543,854          $404,794          $320,544           $299,916          $213,368
                                        =============     =============     =============      =============     =============

Allowance for loan loss:
   Balance at the beginning of the year       $11,973           $11,737           $11,920             $8,186            $9,084
   Charge offs by loan type:
        Commercial                                 82               523             1,062              1,501               762
        Real estate                               435               105                13                135                --
                                        -------------     -------------     -------------      -------------     -------------
   Total charge offs                              517               628             1,075              1,636               762
   Recoveries by loan type:
         Commercial                               212               596               850                540             1,934
         Individual                                32                 4                35                 --                --
         Real estate                              188                14                 7                 60                48
                                        -------------     -------------     -------------      -------------     -------------
    Total recoveries                              432               614               892                600             1,982
                                        -------------     -------------     -------------      -------------     -------------
    Net loan charge offs                          (85)              (14)             (183)            (1,036)            1,220
         Increase (decrease) in
               Provision for loan loss            --                250                --              4,770           (2,118)
                                        -------------     -------------     -------------      -------------     -------------
Balance at end of year                        $11,888           $11,973           $11,737            $11,920            $8,186
                                        =============     =============     =============      =============     =============
Net charge offs to average loans                  .02%               --               .06%               .35%           (0.57%)
                                        =============     =============     =============      =============     =============
Allowance to total loans at year end             1.84%             2.82%             3.31%              3.91%             2.81%
                                        =============     =============     =============      =============     =============

             The allowance for loan losses is established through provisions for loan losses based on management's on-going evaluation of the risks inherent in Royal Bank's loan portfolio. Factors considered in the evaluation process include growth of the loan portfolio, risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral, and trends in loan delinquencies and charge-offs.

         Royal Bank utilizes an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. All loans approved by the loan committee, executive board committee and the Board of Directors are initially assigned a rating of pass. The loan review officer, Vice President of Special Assets and the loan review committee are expected to recommend changes in loan ratings when facts come to their attention that warrant an upgrade or downgrade in a loan rating. Problem and potential problem assets are assigned the three lowest ratings. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristics that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectable and of such little value that there continuance as assets is not warranted. On a regular basis, the Loan Review Officer and senior management review the status of each loan.

           While Royal Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that the regulators, in reviewing Royal Bank's loan portfolio, will not request the company to materially increase its allowances for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependant upon future events and, as such, further additions to the level of specific and general loss allowances could become necessary.

Loans and Lease Financing Receivables

         The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.\

                                                                                             As of
                                                                                          December 31,
                                                                                         (in thousands)
                                                                         --------------  ---------------   --------------
                                                                              2001            2000              1999
                                                                         --------------  ---------------   --------------
Loans secured by real estate
    Construction and land development                                           $64,551          $75,038          $50,210
    Secured by 1-4 family residential properties:
    Revolving, open-end loans secured by 1-4 family residential
           properties and extended under lines of credit                         35,367            7,825            8,341
        All other loans secured by 1-4 family residential properties:
            Secured by first liens                                              110,351            5,621           15,458
            Secured by junior liens                                               5,302            4,130            6,010
    Secured by multi family (5 or more) residential properties                   35,718           19,832           19,021
    Secured by nonfarm nonresidential properties                                375,501          291,450          237,247
    Commercial and industrial loans to US addresses                               8,544           20,245           21,090
    Loans to individuals for household, family, and other personal
            expenditures                                                         13,909            4,503            4,252

     Obligations of state and political subdivisions in the US                      192              256              411
     All other loans                                                                 --               58              254
     Less: Any unearned income on loans listed above                              3,200            5,011            7,476
                                                                        ---------------  ---------------  ---------------

     Total loans and leases, net of unearned income                            $646,235         $423,947         $354,818
                                                                        ===============  ===============  ===============


Credit Quality

The following table presents the principal amounts of nonaccruing loans and other real estate.

                                                                      As of December 31,
                                                                        (in thousands)
                                         ------------------------------------------------------------------------
                                              2001           2000           1999            1998          1997
                                         ------------   ------------   ------------    ------------   -----------

Non-accruing loans (1)(2)                     $10,794         $3,548         $1,209          $3,419        $4,317
Other real estate                                 884             --             19             707            --
                                         ------------   ------------   ------------    ------------   -----------
          Total nonperforming assets          $11,678         $3,548         $1,228          $4,126        $4,317
                                         ============   ============   ============    ============   ===========

Nonperforming assets to total assets             1.25%          0.56%          0.24%           0.96%         1.04%
                                         ============   ============   ============    ============   ===========
Nonperforming loans to total loans               1.67%          0.84%          0.34%           1.12%         1.48%
                                         ============   ============   ============    ============   ===========
Allowance for loan loss
                to nonperforming loans         110.14%        337.46%        970.80%         348.64%       189.62%
                                         ============   ============   ============    ============   ===========


(1) Generally a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.

(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $526,000 for 2001, $319,000 for 2000, $109,000 for 1999,
     $308,000 for 1998, and $389,000 for 1997,

Investments Securities

         The contractual maturity distribution and weighted average rate of Royal Bancshares' investments held to maturity portfolio at December 31, 2001 are presented in the following table. Weighted average rate on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.


                                                              As of December 31, 2001
                                                                  (in thousands)
                   --------------------------------------------------------------------------------------------------------------
                                            After 1 year but     After 5 years, but
                       Within 1 year         Within 5 years        within 10 years       After 10 years             Total
Securities held    ---------------------- ---------------------- -------------------- ---------------------- --------------------
to maturity          Amount      Rate       Amount      Rate       Amount     Rate      Amount      Rate       Amount      Rate
------------         ------      ----       ------      ----       ------     ----      ------      ----       ------      ----
US Treasuries
 & gov agencies            --          %          --          %      $5,000     6.4%     $30,000       6.5%     $35,000      6.5%
Other securities       19,218       7.9%      37,899       7.8%         161     7.0%         625       6.8%      57,903      7.8%
                   ---------- ---------- ----------- ---------- ----------- -------- ----------- ---------- ----------- ---------

      Total           $19,218       7.9%     $37,899       7.8%      $6,161     6.4%     $30,625       6.5%     $92,903      7.3%
                   ========== ========== =========== ========== =========== ======== =========== ========== =========== =========



                                                              As of December 31, 2001
                                                                  (in thousands)
                    ---------------------- ---------------------- -------------------- ---------------------- ---------------------
                                             After 1 year but     After 5 years, but
                        Within 1 year         Within 5 years        within 10 years       After 10 years             Total
Available for       ---------------------- ---------------------- -------------------- ---------------------- ---------------------
sale                  Amount      Rate       Amount      Rate       Amount     Rate      Amount      Rate       Amount      Rate
--------              ------      ----       ------      ----       ------     ----      ------      ----       ------      ----
Gov't agencies             --          %          --          %     $31,735     6.2%     $20,006       6.6%     $51,741      6.4%
M.B.S.                     --          %         209       7.5%         213     7.5%      11,528       6.6%      11,950      6.6%
Foreign                    --          %      16,744       7.4%          --        %          --          %      16,744      7.4%
Trust Preferred         1,602       9.0%          --          %          --        %      33,305       9.5%      34,907      9.5%

Other securities        8,230       6.3%       3,810       8.3%          --        %       2,373       6.8%      14,413      6.9%
                   ---------- ---------- ----------- ---------- ----------- -------- ----------- ---------- ----------- ---------

      Total            $9,832       6.7%     $20,763       7.6%     $31,948     6.2%     $67,212       8.0%    $129,755      7.4%
                   ========== ========== =========== ========== =========== ======== =========== ========== =========== =========

         The following tables presents the consolidated book values and approximate fair value at December 31, 2001, 2000, and 1999, respectively, for each major category of Royal Bancshares' investment securities portfolio for held to maturity securities and available for sale securities.

                                                                     As of December 31,
                                                                       (in thousands)
                                  ------------------------- ----- ------------------------- ---- -------------------------
                                            2001                            2000                           1999
                                  -------------------------       -------------------------      -------------------------
                                   Amortized       Fair            Amortized       Fair           Amortized       Fair
Securities held to maturity           Cost        Value               Cost        Value              Cost         Value
---------------------------           ----        -----               ----        -----              ----         -----

State & political subdivisions        $     --     $    --             $    --     $    --            $    --      $    --
US Treasuries & agencies                35,000      34,679              23,071      23,070              6,614        6,623
Other securities                        57,903      59,946              63,039      63,279             76,451       74,871
                                 ------------- -----------       ------------- -----------      ------------- ------------
             Total                     $92,903     $94,625             $86,110     $86,349            $83,065      $81,494
                                 ============= ===========       ============= ===========      ============= ============

                                                                     As of December 31,
                                                                       (in thousands)
                                  ------------------------- ----- ------------------------- ---- --------------------------
                                            2001                            2000                           1999
                                  -------------------------       -------------------------      --------------------------
                                   Amortized       Fair            Amortized       Fair           Amortized       Fair
Securities  available  for  sale      Cost        Value               Cost        value              Cost         Value
--------------------------------      ----        -----               ----        -----              ----         -----
Federal Home Loan Bank stock          $  4,875    $  4,875             $ 3,170     $ 3,170            $ 3,170      $ 3,170
Preferred and common stock                  39          54               1,040       1,043              3,727        3,537
Other securities                       128,888     124,826              66,828      65,931             55,652       52,778
                                 ------------- -----------       ------------- -----------      ------------- ------------
             Total                    $133,802    $129,755             $71,038     $70,144            $62,549      $59,485
                                 ============= ===========       ============= ===========      ============= ============


Deposits

         The average balance of Royal Bank's deposits by major classifications for each of the last three years is presented in the following table.


                                                                  As of December 31,
                                                                    (in thousands)
                                  ----------------------- ---- ------------------------ ---- ------------------------
                                           2001                         2000                          1999
                                  -----------------------      ------------------------      ------------------------
                                    Average                       Average                       Average
                                    Balance        Rate           Balance        Rate           Balance        Rate
                                    -------        ----           -------        ----           -------        ----
Demand deposits:
     Non interest bearing            $49,904          --           $45,501          --           $42,829        - -
     Interest bearing (NOW)           38,353        2.27%           35,714        2.44%           31,480       2.22%
Money market deposits                108,792        3.71%           56,514        4.03%           43,809       3.25%
Savings deposits                      26,312        2.42%           19,942        2.71%           19,932       2.70%
Certificate of deposit               369,680        6.02%          269,430        6.29%          192,545       5.90%
                                 -----------     --------      -----------    ---------      -----------    --------

         Total deposits             $593,041                      $427,101                      $330,595
                                 ===========                   ===========                   ===========



The remaining maturity of Certificates of Deposit of $100,000 or greater:

                                                 As of December 31,
                                                   (in thousands)
                                           -------------------------------
Maturity                                     2001                 2000
                                           -----------        ------------

Three months or less                         $ 39,216             $ 19,509
Over three months through twelve months       131,691               25,562
Over twelve months through five years         116,273              109,846
Over five years                                16,613               12,143
                                           ----------         ------------

                   Total                     $303,793             $166,760
                                           ==========         ============



Short and Long Term Borrowings

                                               Year ending December 31,
                                                    (in thousands)
                                      -----------------------------------------------
                                   2001       2000       1999       1998       1997
                                 --------   --------   --------   --------   --------
Short term borrowings            $ 30,000   $  3,000   $   --     $   --     $ 15,000

Long term borrowings:
   Other borrowings                 2,725       --         --         --         --
   FHLB advances                   67,500     30,000     30,000     30,365     31,063
                                 --------   --------   --------   --------   --------

              Total borrowings   $100,225   $ 33,000   $ 30,000   $ 30,365   $ 46,063
                                 ========   ========   ========   ========   ========



(1) The mortgage payable is payable to a bank at 65% of prime rate (4.75% at December 31, 2001) and was issued through by an industrial development authority.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Royal Bancshares (see Item 8) and related notes included herein.

Financial Condition

         Total assets increased $300.9 million, or 48%, to $931.0 million at December 31, 2001 from $630.1 million at year-end 2000, primarily due to the acquisition of substantially all of the assets and liabilities of Crusader Savings Bank and it's parent Crusader Holding Corporation on June 22, 2001.

         Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents decreased $3.2 million, to $40.0 million at December 31, 2001. The average balance of cash and cash equivalents was approximately $42.1 million for 2001 versus $34.3 million for 2000. The majority of this average balance is held in interest-bearing accounts or invested daily in overnight fed funds. The average balance of these funds that earn interest was $36.7 million in 2001. This decrease in the balance of cash and cash equivalents is reflective of utilization of cash in other earning assets.

         Investment Securities Held to Maturity. Held to maturity ("HTM") investment securities represents approximately 13% of average earning assets during 2001 and are comprised of primarily corporate debt securities of investment grade quality, at the time of purchase. During 2001, HTM investment securities increased by $6.8 million to $92.9 million at December 31, 2001, from $86.1 million at December 31, 2000.

         Investment Securities Available for Sale. AFS investment securities represent 10% of average earning assets during 2001 and are primarily comprised of capital trust security issues of regional banks, domestic corporate debt, U.S. denominated foreign corporate debt and government secured mortgaged-back securities. At December 31, 2001, AFS investment securities were $129.8 million while they were $70.1 million at December 31, 2000, an increase of $59.7 million primarily due to the purchase of Crusader Holding Corporation's investment portfolio on June 22, 2001, and a change in investment philosophy in classifying most new security investments as AFS.

         Loans. Royal Bancshares' primary earning assets are loans, representing approximately 72% of average earning assets during 2001. The loan portfolio has historically been comprised primarily of business demand loans and commercial mortgages in roughly equal amounts, and to a significantly lesser extent, consumer loans comprised of one to four family residential and home equity loans. During 2001, total loans increased $222.3 million from $423.9 million at December 31, 2000 to $646.2 million at December 31, 2001 primarily due to the acquisition of a substantial amount of the Crusader Holding Corporation's loan portfolio. Included in the portfolio purchased was $146.3 million single family first mortgages.

         Deposits. Royal Bancshares' primary source of funding, deposits, increased $229.3 million, or 49%, from $472.6 million at December 31, 2000 to $701.9 million at December 31, 2001. This increase in deposits is primarily due to an increase of $170.7 million in certificates of deposits, or 58% from December 31, 2000. At December 31, 2001, brokered deposits were $254.1 million as compared to $143.2 million at December 31, 2000. Money market deposit accounts increased $29.2 million, or 29% from $99.2 million at December 31, 2000 to $128.4 million at December 31, 2001. Other deposit categories comprised of demand, NOW, and savings deposits increased $29.4 million during 2001 over their levels at December 31, 2000. The increase in all savings categories is primarily due to the acquisition of deposits of Crusader Savings Bank.

         Borrowings. Borrowings are comprised of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Long-term borrowings increased $40.2 million to $70.2 million at December 31, 2001 from $30.0 million at December 31, 2000. Short-term borrowings increased from $3 million at December 31, 2000 to $30 million at December 31, 2001, primarily due to the remaining maturity on one advance being reduced to less than one year. The average balance of borrowings and mortgages during 2001 was $68.1 million versus $30.6 million for 2000.

         Stockholders' Equity. Stockholders' equity increased $4.9 million or 5% in 2001 to $108.4 million primarily due to net income of $15.8 million partially offset by $9.0 million in cash dividends paid in 2001. Additionally, stockholders equity was affected by the decrease in market value of AFS investment securities during 2001, which resulted in a downward adjustment of $2.0 million.


Results of Operations

         General. Royal Bancshares' results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits. Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.

         Net Income. Net income in 2001 was $15.8 million as compared to $14.3 million in 2000 and, $12.1 million in 1999. Basic earnings per share were $1.39, $1.26 and $1.09 for 2001, 2000, and 1999, respectively. The $1.5 million increase in net income for 2001 represents a 11% increase over 2000, and is primarily attributable to the increase in interest income relating to loans and the investment security portfolio, and to a lesser extent, non-recurring fee and accretion income on loans. The increase in net income of $2.2 million for 2000 represents an 18% increase over 1999 and is primarily attributable to the increase in interest income relating to the investment security portfolio.

         Net Interest Income. Net interest income is Royal Bancshares' primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on assets and liabilities. In turn, these factors are influenced by the pricing and mix of Royal Bancshares' interest-earning assets and funding sources. Additionally, net interest income is affected by market and economic conditions, which influence rates on loan and deposit growth.

          Net interest income was $37.4 million in 2001 as compared to $36.3 million in 2000. The increase in 2001 of net interest income of $1.1 million is primarily due to an increase in the average earning assets in 2001 to $753.9 million. This is an increase of $190.2 million, or 34% over the level for 2000. This increase in average interest earning assets contributed to a $10.3 million increase in interest income to $69.2 million in 2001, as compared to $58.9 million in 2000. Interest expense on interest bearing liabilities increased $9.3, to $31.8 million in 2001, from $22.5 million in 2000. This increase is primarily due to an increase in the average balance of interest-bearing liabilities, primarily deposits in 2001 to $611.6 million from $412.5 million in 2000.

           Net interest income was $36.3 million in 2000 compared with $28.8 million in 1999. The increase in net interest income in 2000 was primarily due to the increase in interest income relating to the increase in loans and investment securities during 2000, while the yield on interest earning assets increased 78 basis points to 10.44% from 9.66% for 1999. In 2000, average interest earning assets increased $100.8 million to $563.7 million from the 1999 level. This increase in average interest earning assets in 2000 was due to growth in average investment securities and loans of $3.7 million and $84.3 million, respectively. In 2000 rates on interest bearing liabilities increased to 5.5% from 5.0% level in 1999 as overall rates increased during the year. Average interest bearing liabilities increased to $412.5 million in 2000 from $318.7 million in 1999.

Loans and Mortgages

                                            2001              2000             1999
                                            ----              ----
         Average loan outstandings      $543,854,000      $404,794,000     $320,544,000
         Interest and fees on loans     $ 53,384,000        $46,029,00      $33,816,000
               Average Yield               9.82%             11.37%           10,55%

         Royal Bancshares continues to originate both fixed rate and variable rate loans. At December 31, 2001 variable rate loans represented 56% of total loans. Together with some matching funding of fixed rate deposits to fixed rate loans, variable rate loans have helped Royal Bank manage interest rate risk. However, the unprecedented 11 interest rate cuts during 2001 caused the variable rate loan portfolio to reprice faster than most deposits, resulting in compression of the bank interest rate margin versus prior years.

         In 2001, the average balance of loans increased $139.1 million to $543.9 million primarily due to the loans purchased via the Crusader Holding Corporation acquisition. The average yield on loans decreased 155 basis points to 9.82% in 2001 from 11.37% in 2000 primarily due to decreases in prime rate during 2001. Royal Bancshares' average prime rate decreased 210 basis points to approximately 7.09% in 2001 from 9.19% average prime rate for 2000.

         In 2000, the average balance of loans increased $84.3 million to $404.8 million primarily due to purchase of two loan pools, in addition to internally generated loan growth. The average yield on loans increased 82 basis points in 2000 primarily due to new loans generally repricing upwards as Royal Bank's average prime rate for 2000 increased 121 basis points to 9.19% from the 7.98% average prime rate for 1999.


HTM Investment Securities


                                                       2001              2000              1999
                                                       ----              ----              ----
       Average HTM investment securities            $97,055,000      $67,050,000       $78,945,000
                Interest income                      $7,610,000       $5,115,000        $5,808,000
                 Average yield                         7.84%            7.63%             7.36%

         HTM investment securities are comprised primarily of taxable corporate debt issues and to a lesser extent, US Treasuries and agencies. The corporate debt issues are investment grade at the time of purchase, with maturities in the three to six year range. It is Royal Bancshares' expressed intention to hold these securities to maturity.

         In 2001 the yield in HTM investment securities increased 21 basis points to 7.84% from 7.63% in 2000. This increase is partially attributable to an increase in yield on taxable investment securities in 2001, primarily due to the purchase of higher yielding corporate debt securities. The average balance of HTM investment securities increased $30 million to $97.1 million in 2001 primarily due to the purchase of government agency bonds during 2001.

         In 2000, the yield on HTM investment securities increased 27 basis points to 7.63% from 7.36% for 1999. This increase was primarily due to the purchase of higher yielding corporate debt securities.

AFS Investment Securities

                                                       2001              2000              1999
                                                       ----              ----              ----
       Average AFS investment securities            $76,338,000      $67,185,000       $51,617,000
          Interest and dividend income              $6,945,000        $6,177,000        $4,512,000
                 Average yield                         9.10%            9.19%             8.74%

         AFS investment securities are comprised primarily of non-rated capital trust security issues of regional banks, rated domestic and US denominated foreign corporate debt securities and government secured mortgage-backed securities, and to a lesser extent preferred and common stock.

         In 2001, the average balance of AFS investment securities increased $9.2 million to $76.3 million primarily due the acquisition of Crusader Holding Corporation's AFS portfolio and the decision by Royal Bank's investment committee to classify most new investments as AFS. The 9 basis point decrease in the average yield is primarily due a decline in rate of investments purchased during 2001.

         In 2000, the average balance of AFS investment securities increased $15.6 million to $67.2 million primarily due to the reclass of $12.2 million of HTM investment securities to AFS investments securities on April 2000. This 45 basis point increase in the average yield is primarily due to the effect of a full year of this level of average AFS investment securities in 2000 versus 1999.

Interest Expense on NOW and Money Market Deposits

                                                       2001              2000              1999
                                                       ----              ----              ----
      Average NOW & Money Market deposits          $147,145,000      $92,228,000       $75,289,000
                Interest expense                     $4,900,000       $3,448,000        $2,123,000
             Average cost of funds                     3.33%            3.73%             2.82%

         In 2001 the average cost of funds on NOW and money market deposits decreased 40 basis points to 3.33% from 3.73% in 2000 primarily due to a decline in the interest rate paid on these deposits. In 2000 the average cost of funds on NOW and money market deposits increased 91 basis points to 3.73% from 2.82%, as 2000 primarily due to the introduction of the Royal Treasury account in March 2000.


Interest Expense on Time Deposits

                                                       2001              2000              1999
                                                       ----              ----              ----
             Average time deposits                 $369,680,000      $269,430,000      $192,545,000
                Interest expense                    $22,237,000       $16,939,000       $11,356,000
             Average cost of funds                     6.02%            6.29%             5.90%

         In 2001 the average balance of time deposits increased $100.3 million to $369.7 million. This increase in time deposits is primarily due to the acquisition of Crusader Holding Corporation's time deposits. In 2000, the average balance of time deposits increased $76.9 million to $269.4 million. This growth in time deposits was due to the increase in the use of higher costing brokered deposits in 2000.

          Although rates in general continued to move downward in 2001, the reaction of deposits to rate changes (both increases and decreases) is slower than the change in the prime rate because these time deposits must mature before a rate adjustment would become effective. In 2001, 43% of time deposits were comprised of certificates of deposits accounts with balances of $100,000 or more, while in 2000, 35% of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more. These types of deposit have traditionally been considered more rate volatile than other types of deposits, however Royal Bank's penalty for early redemption somewhat mitigates this volatility.

Provision for Possible Loan Losses

         The provision for loan losses is an amount charged to expense to provide for future losses on existing loans. In order to determine the amount of the provision for loan loss, Royal Bank conducts a quarterly review of the loan portfolio to evaluate overall credit quality. This evaluation consists of an analysis of individual loans and overall risk characteristics and size of the loan, and takes into consideration current economic and market conditions, changes in non-performing loans, the capability of specific borrowers to repay loan obligations as well as current collateral values.

         In 2001, no provision for loan losses was recorded as compared to $0.3 million in 2000 due to senior management assessment that the level of loan loss reserve was adequate. Net charge-offs were $85 thousand in 2001as compared to a credit of $14 thousand for 2000, an increase of $99 thousand.

         In 2000, a provision for loan losses of $.3 million was recorded while in 1999, no provision for loan losses was recorded. Net charge-offs in 2000 was $14 thousand as compared to $.2 million for 1999.

         The allowance for possible loan loss at December 31, 2001 was $11.9 million, or 1.8% of net loans as compared to $12.0 million at December 31, 2000 or 2.9% of net loans, and $11.7 million at December 31, 1999, or 3.4% of net loans.


Non-Interest Income

         Non-interest income includes service charges on depositors' accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and travelers checks, and redeeming US savings bonds and similar activities. As a result of the acquisition Crusader Holding Corporation, Royal Bank retained the residential origination department to originate residential mortgages for resale in the secondary market. Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of other real estate owned, from period to period these sources of income may vary considerably. Service charges on depositors' accounts, safe deposit rentals and other fees are periodically reviewed by Management to remain competitive with other local banks.

         In 2001, total non-interest income increased $1.7 million primarily due to a decrease prior year losses associated with AFS investment securities experienced in the fourth quarter of 2000. Gains on the sales of real estate increased $135 thousand in 2001 as Royal Bank sold its only foreclosed property. Also gains on the sale of residential loans through the secondary market were $372 thousand.

 In 2000, total non-interest income decreased $2 million primarily due to losses associated with AFS investment securities experienced in the fourth quarter of 2000. A $1 million charge to income was recorded in December 2000 relating to the capital trust preferred portion of AFS investment securities. A $.3 million loss was recorded on the sale of common stock in October 2000. Other income declined $.5 million primarily to the one time receipt of nonrecurring income in 1999. Gain on sale of real estate declined $.3 million in 2000 as Royal Bancshares sold its only foreclosed property. These decreases in non-interest income are partially offset by a $37 thousand increase in service charges and fees in 2000.


Non-Interest Expense

         Non-interest expense includes compensation and employee benefits, occupancy, advertising, FDIC insurance, state taxes, depreciation, and other expenses such as auditing, automatic teller machines (ATMs), data processing, legal, outside service charges, postage, printing, and other expenses relating to other real estate owned.

         Non-interest expense increased $3.8 million to $17.6 million in 2001, from $13.8 million in 2000. This increase is primarily due to a $2.5 million increase in salaries and employee benefits in 2001 primarily due normal merit increases in salaries, in addition to an increase in the stock appreciation rights reserve and bonus accrual of $1.3 million. Occupancy expense increased $447 thousand to $1.1 million in 2001. These increases were in addition to an increase of $0.9 million of other operating expenses, as management continues to manage and attempt to control expenses.

         Non-interest expense increased $0.7 million to $13.8 million in 2000, from $13.1 million in 1999. This increase is primarily due to a $0.7 million increase in salaries and employee benefits in 2000 primarily due normal merit increases in salaries, in addition to an increase in the bonus accrual of $.2 million. Occupancy expense increased $34 thousand to $.7 million in 2000. These increases were partially offset by a $.1 million decrease in other operating expenses, as management continues to manage and attempt to control expenses.


Accounting for Income Taxes

         The provision for federal income taxes was $5.8 million in 2001 as compared to $8 million for 2000, and $5.6 million for 1999 representing an effective tax rate of 27%, 36%, and 31%, respectively. The $2.2 million decrease in the tax provision for 2001 was primarily due the use of tax goodwill related to the acquisition of Knoblauch State Bank in 1995 and historical tax credits received in the Crusader asset acquisition.

Accounting for Debt and Equity Securities

         The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories; held to maturity, trading or available for sale. Debt securities that Royal Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As Royal Bank does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income.


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

         Royal Bancshares generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 2001, 2000 and 1999 was 33%, 53%, and 41%, respectively. Management believes that Royal Bancshares' liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Funds, Cash Flow and Liquidity Policies and Procedures. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

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

         The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2001, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2001, Royal Bancshares is in an asset sensitive negative of $107.2 million, which indicates liabilities will reprice somewhat faster than assets within one year.

Interest Rate Sensitivity
(in  millions)

                                                    Days
                                          --------------------------    1 to 5        Over 5       Non-rate
Assets (1)                                  0 - 90       91 - 365        Years         Years       Sensitive       Total
-------                                  ------------  ------------  ------------  ------------  ------------  ------------
Interest-bearing deposits in banks             $ 24.5        $   --        $   --        $   --         $  --         $24.5
Federal funds sold                                7.1            --            --            --                         7.1
Investment securities:
       Available for sale                         1.6           3.3          20.8         104.1            --         129.8
       Held to maturity                          12.3           6.9          37.9         35..8            --          92.9
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total investment securities                  13.9          10.2          58.7         139.9            --         222.7
Loans:(2)
       Fixed rate (3)                             6.5          20.4         175.1          79.9            --         281.9
       Variable rate                             91.5          70.6         119.6          71.8            --         353.5
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total loans                                  98.0          91.0         294.7         151.7            --         635.4
Other assets(4)                                    --            --            --            --          41.3          41.3
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total Assets                               $143.5        $101.2        $353.4        $291.6         $41.3        $931.0
                                         ============  ============  ============  ============  ============  ============

Liabilities & Capital
Deposits:
       Non interest bearing deposits           $   --        $   --        $   --        $   --         $52.0         $52.0
       Interest bearing deposits (5)             50.8            --         134.3            --            --         182.1
       Certificate of deposits                   75.4         195.7         163.3          30.4            --         464.8
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total deposits                              126.2         195.7         297.6          30.4          52.0         701.9
Short term borrowings                                          30.0           --             --            --          30.0
Mortgage and long term borrowings                  --            --           5.7          64.5            --          70.2
Other liabilities                                  --            --            --            .4          20.1          20.5
Capital                                            --            --            --            --         108.4         108.4
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total liabilities & capital                $126.2        $225.7        $303.3        $ 95.3        $180.5        $931.0
                                         ============  ============  ============  ============  ============  ============

Net interest rate GAP                          $ 17.3       ($124.5)        $50.1        $196.3       ($139.0)
                                         ============  ============  ============  ============  ============

Cumulative interest rate GAP                   $ 17.3       ($107.2)       ($57.1)       $139.0            --
                                         ============  ============  ============  ============  ============
GAP to total assets                                 2%          -13%
                                         ============  ============
GAP to total equity                                16%         -115%
                                         ============  ============
Cumulative GAP to total assets                      2%          -12%
                                         ============  ============
Cumulative GAP to total equity                     16%          -99%
                                         ============  ============


(1) Interest earning assets are included in the period in which the balances is expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and repricing for variable rate loans; includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at December 31, 2001.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss; unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

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


Capital Adequacy

The table shown below sets forth Royal Bancshares' consolidated capital level and performance ratios:

                                                                      Regulatory
                                    2001        2000        1999       Minimum
                                  ---------   ---------   ---------   ----------
Capital Level
   Leverage ratio                  14.1%       17.0%       18.8%          3%
   Risk based capital ratio:
        Tier 1                     14.4%       18.1%       20.4%          4%
        Total                      15.9%       19.4%       21.6%          8%

Capital Performance
    Return on average assets        2.0%        2.5%        2.6%          --
    Return on average equity       15.0%       14.3%       12.8%          --

         Royal Bancshares' sources of capital have been derived from the issuance of stock as well as retained earnings. While Royal Bancshares has not had a stock offering since 1986, total stockholder's equity has increased primarily due to steady increases in retained earnings. At December 31, 2001, Royal Bancshares had an average equity to average asset ratio of 13.3%. Royal Bancshares has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital.

         In early 1989, each of the federal bank regulatory agencies issued risk-based capital standards, which were phased in December 31, 1992. The new standards place assets in various categories of risk with varying weights assigned, and consider certain off-balance sheet activities, such as letters of credit and loan commitments in the base for purposes of determining capital adequacy. The principal objective of establishing the risk-based capital framework is to achieve greater convergence in the measurement and assessment of capital adequacy due to the divergence of asset mixes maintained from one depository institution to the next. At December 31, 2001, Royal Bancshares' ratio using these standards was 14.6%.




Management Options to Purchase Securities

         In May 2001, the directors of the Royal Bancshares approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the Plan). The shareholders in connection with the formation of the holding company reapproved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,500,000 shares of the Registrant's Class A common stock (but not in excess of 15% of outstanding shares). The option price is equal to the fair market value at the date of the grant. At December 31, 2000, 532,504 options have been granted which are exercisable at 20% per year. At December 31, 2001, options covering 532,504 shares were exercisable by 66 employees.

         In May 2001, the directors of the Royal Bancshares approved an amended non-qualified Outside Directors Stock Option Plan. The shareholders in connection with the formation of the holding company reapproved the Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually, which is exercisable after one year of service. The options were granted at the fair market value at the date of the grant. At December 31, 2001, 78,249 options were outstanding and options covering 64,766 shares were exercisable.

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

                         As of December 31, 2001 (Dollars in Thousands)

                                         Market Value of      Percent of
                 Changes in Rates       Portfolio Equity        Change
                 ----------------       ----------------        ------
                + 300 basis points          $ 54,662            -43.7%
                + 200 basis points            68,523            -29.4%
                + 100 basis points            82,528            -15.0%
                    Flat rate                 97,074               0
                - 100 basis points           111,039             14.4%
                - 200 basis points           123,990             27.7%
                - 300 basis points           137,097             41.2%

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Report of Independent Certified Public Accountants


Board of Directors
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries


          We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.






Philadelphia, Pennsylvania
January 25, 2002

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets




                                                                                            December 31,
                                                                                    ----------------------------
               ASSETS                                                                  2001               2000
                                                                                    -----------      -----------
                                                                                  (In thousands, except share data)

Cash and due from banks                                                             $  32,918          $  15,772
Federal funds sold                                                                      7,100             27,450
                                                                                    ---------          ---------
               Total cash and cash equivalents                                         40,018             43,222
                                                                                    ---------          ---------
Investment securities held to maturity (fair value of $94,625
    and $86,348 in 2001 and 2000, respectively)                                        92,903             86,110
Investment securities available for sale - at fair value                              129,755             70,144
Total loans                                                                           646,235            423,946
    Less allowance for loan losses                                                     11,888             11,973
                                                                                    ---------          ---------
               Net loans                                                              634,347            411,973
Premises and equipment, net                                                             8,512              6,615
Accrued interest receivable                                                            11,696              5,504
Other assets                                                                           13,749              6,513
                                                                                    ---------          ---------
               Total assets                                                         $ 930,980          $ 630,081
                                                                                    =========          =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                         $  51,991          $  47,608
       Interest bearing                                                               649,869            424,974
                                                                                    ---------          ---------
               Total deposits                                                         701,860            472,582
    Accrued interest payable                                                           11,634             11,238
    Other liabilities                                                                   8,175              9,760
    Borrowings                                                                        100,225             33,000
                                                                                    ---------          ---------
               Total liabilities                                                      821,894            526,580
                                                                                    ---------          ---------
Minority interest                                                                         637               --
Stockholders' equity
    Common stock
       Class A, par value $2.00 per share; authorized, 18,000,000 shares; issued,
         8,848,867 and 8,387,711 shares in 2001 and 2000, respectively                 17,698             16,775
       Class B, par value $0.10 per share; authorized, 2,000,000 shares; issued,
         1,804,693 and 1,730,715 shares in 2001 and 2000, respectively                    180                173
    Additional paid in capital                                                         65,011             57,768
    Retained earnings                                                                  30,457             31,640
    Accumulated other comprehensive loss                                               (2,632)              (590)
                                                                                    ---------          ---------
                                                                                      110,714            105,766
    Treasury stock - at cost, 215,388 Class A shares in 2001 and 2000                  (2,265)            (2,265)
                                                                                    ---------          ---------
               Total stockholders' equity                                             108,449            103,501
                                                                                    ---------          ---------
               Total liabilities and stockholders' equity                           $ 930,980          $ 630,081
                                                                                    =========          =========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income



                                                                             Year ended December  31,
                                                                        --------------------------------
                                                                          2001        2000        1999
                                                                        --------    --------    --------
                                                                      (In thousands, except per share data)

Interest income
    Loans, including fees                                               $ 53,384    $ 46,029    $ 33,816
    Investment securities held to maturity
       Taxable                                                             7,610       5,115       5,726
       Tax-exempt                                                           --          --            54
    Investment securities available for sale
       Taxable                                                             6,945       6,177       4,268
       Tax-exempt                                                           --          --           244
    Deposits in banks                                                        533          23          16
    Federal funds sold                                                       752       1,531         558
                                                                        --------    --------    --------
          TOTAL INTEREST INCOME                                           69,224      58,875      44,682
                                                                        --------    --------    --------
Interest expense
    Deposits                                                              27,774      20,628      14,017
    Borrowings and mortgage payable                                        4,019       1,904       1,902
    Federal funds purchased                                                   15          17           3
                                                                        --------    --------    --------
          TOTAL INTEREST EXPENSE                                          31,808      22,549      15,922
                                                                        --------    --------    --------
          NET INTEREST INCOME                                             37,416      36,326      28,760
Provision for loan losses                                                   --           250        --
                                                                        --------    --------    --------
          NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                             37,416      36,076      28,760
                                                                        --------    --------    --------
Other income
    Service charges and fees                                                 966         894         856
    Gain (losses) on sale of investment securities available for sale         60        (302)       --
    Impairment loss on investment securities available for sale             --        (1,000)       --
    Gains on other real estate                                               188          53         349
    Gains on sale of loans                                                   372        --            45
    Other income                                                             152         313         788
                                                                        --------    --------    --------
                                                                           1,738         (42)      2,038
                                                                        --------    --------    --------
Other expenses
    Salaries and employee benefits                                        10,479       7,979       7,265
    Occupancy and equipment                                                1,119         672         638
    Advertising                                                              442         424         356
    Pennsylvania bank shares tax                                             759         758         744
    Professional fees                                                        875         429         502
    Losses on investment partnership                                         267         620         623
    Travel                                                                   297         441         513
    Other operating expenses                                               3,365       2,469       2,489
                                                                        --------    --------    --------
                                                                          17,603      13,792      13,130
                                                                        --------    --------    --------
          INCOME BEFORE INCOME TAXES                                      21,551      22,242      17,668
Income taxes                                                               5,797       7,982       5,564
                                                                        --------    --------    --------
          NET INCOME                                                    $ 15,754    $ 14,260    $ 12,104
                                                                        ========    ========    ========
Per share data
    Net income - basic                                                  $   1.39    $   1.26    $   1.09
                                                                        ========    ========    ========
    Net income - diluted                                                $   1.37    $   1.24    $   1.07
                                                                        ========    ========    ========


The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity

                  Years ended December 31, 2001, 2000 and 1999

                      (In thousands, except per share data)





                                                          Class A common stock       Class B common stock      Additional
                                                          --------------------       --------------------        paid in
                                                          Shares       Amount        Shares        Amount        capital
                                                          ------       ------        ------        ------        -------


Balance, January 1, 1999                                   7,430     $ 14,859        1,631      $     163       $ 45,393
    Net income for the year ended December 31, 1999            -            -            -              -              -
    Conversion of Class B common stock to Class A
      common stock                                            14           29          (13)            (1)             -
    4% stock dividends declared                              289          578           65              6          4,867
    Cash in lieu of fractional shares                          -            -            -              -              -
    Purchase of treasury stock                                 -            -            -              -              -
    Stock options exercised                                  146          293            -              -            605
    Cash dividends on common stock                             -            -            -              -              -
    Other comprehensive income, net of
      reclassifications and taxes                              -            -            -              -              -
                                                           -----     --------        -----      ---------       --------
    Comprehensive income


Balance, December 31, 1999                                 7,879       15,759        1,683            168         50,865
    Net income for the year ended December 31, 2000            -            -            -              -              -
    Conversion of Class B common stock to Class A
      common stock                                            43           84          (36)            (3)             -
    5% stock dividends declared                              382          765           84              8          6,582
    Cash in lieu of fractional shares                          -            -            -              -              -
    Stock options exercised                                   84          167            -              -            321
    Cash dividends on common stock                             -            -            -              -              -
    Other comprehensive income, net of
      reclassifications and taxes                              -            -            -              -              -
                                                           -----     --------        -----      ---------       --------
    Comprehensive income

Balance, December 31, 2000                                 8,388     $ 16,775        1,731      $     173       $ 57,768





                                                                            Accumulated
                                                                               other
                                                             Retained      comprehensive   Treasury    Comprehensive
                                                             earnings      income (loss)    stock         income
                                                             --------      -------------    -----         ------


Balance, January 1, 1999                                    $  34,556          $  1,243     $  (2,145)
    Net income for the year ended December 31, 1999            12,104                 -             -     $  12,104
    Conversion of Class B common stock to Class A
      common stock                                                (28)                -             -             -
    4% stock dividends declared                                (5,451)                -             -             -
    Cash in lieu of fractional shares                              (3)                -             -             -
    Purchase of treasury stock                                      -                 -          (120)            -
    Stock options exercised                                         -                 -             -             -
    Cash dividends on common stock                             (7,849)                -             -             -
    Other comprehensive income, net of
      reclassifications and taxes                                   -            (3,265)            -        (3,265)
                                                            ---------          --------     ---------     ---------
    Comprehensive income                                                                                  $   8,839
                                                                                                          =========

Balance, December 31, 1999                                     33,329            (2,022)       (2,265)
    Net income for the year ended December 31, 2000            14,260                 -             -     $  14,260
    Conversion of Class B common stock to Class A
      common stock                                                (80)                -             -             -
    5% stock dividends declared                                (7,356)                -             -             -
    Cash in lieu of fractional shares                              (3)                -             -             -
    Stock options exercised                                         -                 -             -             -
    Cash dividends on common stock                             (8,510)                -             -             -
    Other comprehensive income, net of
      reclassifications and taxes                                   -             1,432             -         1,432
                                                            ---------          --------     ---------     ---------
    Comprehensive income                                                                                  $  15,692
                                                                                                          =========
Balance, December 31, 2000                                  $  31,640          $   (590)    $  (2,265)


             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2000 and 1999

                      (In thousands, except per share data)





                                                          Class A common stock       Class B common stock      Additional
                                                          --------------------       --------------------        paid in
                                                          Shares       Amount        Shares        Amount        capital
                                                          ------       ------        ------        ------        -------

Balance, January 1, 2001                                   8,388     $ 16,775        1,731      $     173       $ 57,768
    Net income for the year ended December 31, 2001            -            -            -              -              -
    Conversion of Class B common stock to Class A
      common stock                                            15           29          (13)            (1)             -
    5% stock dividends declared                              408          817           87              8          7,094
    Cash in lieu of fractional shares                          -            -            -              -              -
    Stock options exercised                                   38           77            -              -            149
    Cash dividends on common stock                             -            -            -              -              -
    Other comprehensive loss, net of
      reclassifications and taxes                              -            -            -              -              -
                                                           -----     --------        -----      ---------       --------
    Comprehensive income

Balance, December 31, 2001                                 8,849     $ 17,698        1,805      $     180       $ 65,011
                                                           =====     ========        =====      =========       ========





                                                                            Accumulated
                                                                               other
                                                             Retained      comprehensive   Treasury    Comprehensive
                                                             earnings      income (loss)    stock         income
                                                             --------      -------------    -----         ------

Balance, January 1, 2001                                   $   31,640          $   (590)    $  (2,265)
    Net income for the year ended December 31, 2001            15,754                 -             -     $  15,754
    Conversion of Class B common stock to Class A
      common stock                                                (28)                -             -             -
    5% stock dividends declared                                (7,919)                -             -             -
    Cash in lieu of fractional shares                              (6)                -             -             -
    Stock options exercised                                         -                 -             -             -
    Cash dividends on common stock                             (8,984)                -             -             -
    Other comprehensive loss, net of
      reclassifications and taxes                                   -            (2,042)            -        (2,042)
                                                            ---------          --------     ---------     ---------
    Comprehensive income                                                                                  $  13,712
                                                                                                          =========
Balance, December 31, 2001                                 $   30,457          $ (2,632)    $  (2,265)
                                                           ==========          ========     =========





         The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             Year ended December 31,



                                                                              2001          2000          1999
                                                                          -----------   -----------    -----------
                                                                             (In thousands, except per share data)

Cash flows from operating activities
    Net income                                                            $    15,754   $    14,260    $    12,104
    Adjustments to reconcile net income to
          net cash (used in) provided by operating activities
       Depreciation and amortization                                              865           414            414
       Provision for loan losses                                                  -             250            -
       Amortizations of premiums and discounts on loans,
          mortgage-backed securities and investments                           (3,527)       (5,470)        (1,680)
       Provision (benefit) for deferred income taxes                           (2,779)          588         (1,257)
       Gains on other real estate                                                (188)          (53)          (349)
       Gains on sale of loans                                                    (372)          -              (45)
       Gains (losses) on sales of investment securities
          available for sale                                                      (60)          302            -
       Impairment loss on investment securities available for sale                -           1,000            -
       Decrease (increase) in accrued interest receivable                      (4,667)         (769)            62
       Decrease (increase) in other assets                                     (3,421)        2,153           (466)
       Increase in accrued interest payable                                       364         3,238            570
       Increase (decrease) in other liabilities                                (2,418)        2,392          2,095
                                                                            ---------     ---------      ---------

              Net cash (used in) provided by operating activities                (449)       18,305         11,448
                                                                            ---------     ---------      ---------

Cash flows from investing activities
    Proceeds from calls and maturities of investment
       securities held to maturity                                             78,194        14,613         13,798
    Purchases of investment securities held to maturity                       (85,000)      (30,001)       (35,555)
    Proceeds from calls, maturities and sale of investment securities
       available for sale                                                      21,169         1,076            -
    Proceeds from sales of investment securities
       available for sale                                                       4,850           610            -
    Redemption of Federal Home Loan Bank stock                                  1,420           -              -
    Cash paid for asset acquisition                                           (15,239)          -              -
    Cash borrowed for asset acquisition                                        26,548           -              -
    Purchases of investment securities available for sale                     (53,125)          -          (25,770)
    Net decrease (increase) in loans                                           46,703       (31,964)       (49,135)
    Purchase of loan portfolio                                                    -         (32,194)           -
    Purchase of premises and equipment                                         (1,706)       (1,244)          (746)
    Proceeds from sale and payments on other real estate                          -              73          1,033
                                                                            ---------     ---------      ---------

              Net cash provided by (used in) investing activities              23,814       (79,031)       (96,375)
                                                                            ---------   -----------    -----------








                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                             Year ended December 31,




                                                                   2001        2000        1999
                                                                 --------    --------    --------
                                                               (In thousands, except per share data)

Cash flows from financing activities
    Net increase in non-interest bearing and
       interest bearing demand deposits and savings accounts     $ 44,974    $ 37,773    $  4,813
    Net (decrease) increase in certificates of deposit            (66,731)     53,523      86,083
    Principal payments on mortgage                                    (49)        (48)        (47)
    Cash dividends in lieu of fractional shares                        (6)         (3)         (3)
    Purchase of treasury stock                                       --          --          (120)
    Proceeds from (repayment of) borrowings                         4,000       3,000        (365)
    Issuance of common stock under stock option plans                 227         488         898
    Cash dividends paid                                            (8,984)     (8,510)     (7,849)
                                                                 --------    --------    --------

          Net cash (used in) provided by financing activities     (26,569)     86,223      83,410
                                                                 --------    --------    --------

          Net increase (decrease) in cash and cash equivalents     (3,204)     25,497      (1,517)

Cash and cash equivalents at beginning of year                     43,222      17,725      19,242
                                                                 --------    --------    --------

Cash and cash equivalents at end of year                         $ 40,018    $ 43,222    $ 17,725
                                                                 ========    ========    ========

Supplemental disclosure of cash flow information
    Cash paid during the year for
       Interest                                                  $ 31,412    $ 19,311    $ 15,352
                                                                 ========    ========    ========

       Income taxes                                              $  6,800    $  5,650    $  4,044
                                                                 ========    ========    ========




















        The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                           December 31, 2001 and 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Royal Bancshares of Pennsylvania, Inc. (the Company), through its subsidiary Royal Bank of Pennsylvania (the Bank), offers a full range of banking services to individual and corporate customers located in eastern Pennsylvania. The Bank competes with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

    1.  Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Royal Investments of Delaware, Inc. and the Bank, including the Bank's subsidiaries, Royal Real Estate, Inc. and Crusader Servicing Corporation. On June 22, 2001, the Bank purchased a 60% ownership in Crusader Servicing Corporation from Crusader Holding Corporation. All significant intercompany transactions and balances have been eliminated.

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

    Statement of Financial Accounting Standards (SFAS) No. 131, "Segment Reporting" establishes standards for the way public business enterprises report information about operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit of loss, certain specific revenue and expense items and segment assets. The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    2.  Investment Securities

    Investment securities are classified in one of three categories: held to maturity, available for sale or trading. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such investment securities available for sale, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income. Gains or losses on disposition are computed by the specific identification method.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and in June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133) was issued. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133, an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available for sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company adopted SFAS No. 133 effective April 1, 2000.

    SFAS No. 133 allowed a reclassification of investment securities without calling into question the intent of the Company to hold other investment securities to maturity in the future. On April 1, 2000, the Company reclassified investment securities from held to maturity to available for sale with a fair market value of $11,135,000 resulting in an increase of accumulated other comprehensive income of $302,000.

    SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On-balance-sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2001 or 2000.

    3.  Loans and Allowance for Loan Losses

    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    3.  Loans and Allowance for Loan Losses - continued

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

    The Company accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

    On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and is effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's financial position or results of operations.





                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    4.  Other Real Estate

    Other real estate is recorded at the lower of the customer's loan balance or the adjusted fair market value of the real estate securing the loan. The adjusted fair market value is determined by reducing the fair market value by estimated costs for the disposition of the property. Costs relating to holding the property are expensed when incurred. Other real estate owned of approximately $884,000 and $-0- at December 31, 2001 and 2000, respectively, is included in other assets on the consolidated balance sheets.

    5.  Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

    6.  Income Taxes

    Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, asset valuation reserves and net operating loss carryovers.

    7.  Per Share Information

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





                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    8.  Stock Option Plans

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

    9.  Benefit Plans

    The Company has a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees. Net pension expense consists of service costs, interest costs, return on pension assets and amortization of unrecognized initial net assets. The Company accrues pension costs as incurred.

    10.  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

    11.  Financial Instruments

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments consist primarily of investment securities, loans and deposits.

    12.  Advertising Costs

    The Company and the Bank expense advertising costs as incurred.

    13.  Comprehensive Income

    The Company reports comprehensive income which includes net income as well as certain other items, which result in a change to equity during the period.



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    13.  Comprehensive Income - continued

    The income tax effects allocated to comprehensive income is as follows (in thousands):

                                                                                  December 31, 2001
                                                                   ---------------------------------------------
                                                                                         Tax            Net of
                                                                    Before tax        (benefit)           tax
                                                                      amount           expense          amount
                                                                   -----------       -----------     -----------
       Unrealized losses on securities
          Unrealized holding losses arising during period         $     (3,213)      $    (1,131)    $    (2,082)
          Less reclassification adjustment for gains
              realized in net income                                        60               (20)             40
                                                                    ----------         ----------      ---------
          Other comprehensive loss, net                           $     (3,153)      $    (1,111)    $    (2,042)
                                                                   ===========        ==========      ==========

                                                                                  December 31, 2000
                                                                   ---------------------------------------------
                                                                                         Tax            Net of
                                                                    Before tax        (benefit)           tax
                                                                      amount           expense          amount
                                                                   -----------       -----------     -----------
       Unrealized gains on securities
          Unrealized holding gains arising during period          $      2,472       $       840     $     1,632
          Less reclassification adjustment for losses
              realized in net income                                      (302)             (102)           (200)
                                                                    ----------         ---------       ---------
          Other comprehensive income, net                         $      2,170       $       738     $     1,432
                                                                   ===========        ==========      ==========

                                                                                  December 31, 1999
                                                                   ---------------------------------------------
                                                                                         Tax            Net of
                                                                    Before tax        (benefit)          tax
                                                                      amount           expense          amount
                                                                   -----------       -----------     -----------
       Unrealized losses on securities
          Unrealized holding losses arising during period         $     (4,951)      $    (1,686)    $    (3,265)
          Less reclassification adjustment for losses
              realized in net income                                       -                 -               -
                                                                    ----------         ---------       ---------
          Other comprehensive loss, net                           $     (4,951)      $    (1,686)    $    (3,265)
                                                                   ===========        ==========      ==========

    14.  Reclassifications

    Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE B - ACQUISITIONS

    As of June 22, 2001, Royal Bancshares of Pennsylvania completed its acquisition of the assets of Crusader Holding Corporation (Crusader). Under the terms of the acquisition, certain assets and liabilities were purchased for approximately $41,500,000, which represented the approximate fair value of the net assets acquired. Included in this purchase was approximately $331,300,000 of assets, of which $236,500,000 was related to the loan portfolio. The purchase also included the assumption of deposits in the approximate amount of $251,000,000. The purchase price was paid in cash. This transaction was accounted for under the purchase method of accounting. There was no goodwill recorded in connection with this transaction.

    The following represents the unaudited results of operations of the Company as if the acquisition has occurred the first date of the period indicated. This pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the acquisition actually been consummated on the dates indicated, nor are they necessarily indicative of our future operating results.

                                                  Year ended December 31,
                                                   2001             2000
                                                 --------        --------
                                                      (in thousands)

       Interest income                             84,205        $ 88,642
       Interest expense                            40,332          42,478
                                                 --------        --------

       Net interest income                         43,873          46,164

       Provision for loan losses                      250           1,500
       Non-interest income                          2,478           1,923
       Non-interest expense                        20,926          19,605
       Income tax expense                           7,234          10,379
                                                 --------        --------

       Net income                                $ 17,941        $ 16,603
                                                 ========        ========


NOTE C - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities held to maturity and available for sale are summarized as follows (in thousands):



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE C - INVESTMENT SECURITIES - Continued


                                                                                2001
                                                  --------------------------------------------------------------
                                                                       Gross            Gross
                                                   Amortized        unrealized       unrealized          Fair
                                                     cost              gains           losses            value
                                                  -----------      -----------       ------------    -----------

       Investment securities held to maturity
          Corporate securities                   $      56,826    $      2,042      $        -      $       58,868
          U.S. government agencies                      35,000              64              (385)           34,679
          Mortgage backed securities                     1,077               1               -               1,078
                                                   -----------      ----------        ----------      ------------

                                                 $      92,903    $      2,107      $       (385)   $       94,625
                                                  ============     ===========       ===========     =============

                                                                                2001
                                                  --------------------------------------------------------------
                                                                       Gross            Gross
                                                   Amortized        unrealized       unrealized          Fair
                                                     cost              gains           losses            value
                                                  -----------      -----------       ------------    -----------

       Investment securities available for sale
          Federal Home Loan Bank stock           $       4,875    $        -        $        -      $        4,875
          Preferred and common stock                        39              15               -                  54
          Corporate bonds                               60,899             268              (323)           60,844
          Trust preferred securities                    39,294             896            (5,283)           34,907
          Foreign bonds                                 16,403             470               (99)           16,774
          Mortgage backed securities                    11,942             109              (100)           11,951
          Other securities                                 350             -                 -                 350
                                                   -----------      ----------        ----------      ------------

                                                 $     133,802    $      1,758      $     (5,805)   $      129,755
                                                  ============     ===========       ===========     =============


                                                                                2000
                                                  --------------------------------------------------------------
                                                                       Gross            Gross
                                                   Amortized        unrealized        unrealized         Fair
                                                     cost              gains           losses            value
                                                  -----------      -----------       ------------    -----------

       Investment securities held to maturity
          Corporate securities                   $      63,039    $        835      $       (595)   $       63,279
          U.S. agencies                                 23,071             -                  (1)           23,070
                                                   -----------      ----------        ----------      ------------

                                                 $      86,110    $        835      $       (596)   $       86,349
                                                  ============     ===========       ===========     =============


                                                    (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE C - INVESTMENT SECURITIES - Continued

                                                                                2000
                                                  --------------------------------------------------------------
                                                                       Gross            Gross
                                                   Amortized        unrealized        unrealized         Fair
                                                     cost              gains           losses            value
                                                  -----------      -----------       ------------    -----------

       Investment securities available for sale
          Federal Home Loan Bank stock           $       3,170    $        -        $        -      $        3,170
          Preferred and common stock                     1,040               4               -               1,044
          Corporate bonds                               33,934           1,107            (1,157)           33,884
          Trust preferred securities                    12,287             -                (874)           11,413
          Foreign bonds                                 20,607             324              (298)           20,633
                                                   -----------      ----------        ----------      ------------
                                                 $      71,038    $      1,435      $     (2,329)   $       70,144
                                                  ============     ===========       ===========     =============


    The amortized cost and estimated fair value of investment securities at December 31, 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               2001
                                                  --------------------------------------------------------------
                                                      Held to maturity                  Available for sale
                                                  ----------------------------       ---------------------------
                                                  Amortized           Fair            Amortized          Fair
                                                    cost              value             cost             value
                                                  -----------     ------------       -----------     -----------

       Within 1 year                             $     19,218     $     19,388      $      5,007    $        4,903
       After 1 but within 5 years                      37,899           39,772            20,587            20,763
       After 5 but within 10 years                      5,161            5,194            31,721            31,948
       After 10 years                                  30,625           30,271            71,573            67,212

       Federal Home Loan Bank stock                       -                -               4,875             4,875
       Preferred and common stocks                        -                -                  39                54
                                                   ----------       ----------        ----------      ------------
                                                 $     92,903     $     94,625      $    133,802    $      129,755
                                                  ===========      ===========       ===========     =============

    Proceeds from the sale of investment securities available for sale during 2001, 2000 and 1999 were $6,270,000, $610,000 and $-0-, respectively, resulting in gross realized gain (loss) of $60,000, $(302,000) and $-0-during 2001, 2000 and 1999, respectively. Additionally, the Company recorded an impairment loss of $-0- and $1,000,000 in 2001 and 2000, respectively, on certain trust preferred investment securities available for sale that were issued by a related party.

    As of December 31, 2001 and 2000, investment securities with a book value of $32,878,000 and $26,455,000 respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE D - LOANS

    Major classifications of loans are as follows (in thousands):
                                                        2001          2000
                                                     ----------    ----------

       Real estate                                    $ 428,223    $  233,110
       Commercial and industrial                        218,498       193,398
       Consumer                                           2,714         2,450
                                                      ---------    ----------

               Total gross loans                        649,435       428,958
       Less
          Unearned income                                (1,056)       (1,992)
          Unamortized discount on purchased loans        (2,144)       (3,020)
                                                      ---------    ----------

               Total loans                            $ 646,235    $  423,946
                                                      =========    ==========

    Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $10,794,000 and $3,548,000 at December 31, 2001 and 2000, respectively. If interest had been accrued, such income would have been approximately $526,000, $319,000 and $109,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Management believes it has adequate collateral to limit its credit risk with these loans.

    The Company granted loans to the officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $8,383,000 and $13,826,000 at December 31, 2001 and 2000,
    respectively. During 2001, no new loans were made and repayments totaled $5,443,000.

    The balance of impaired loans, which include the loans on which the accrual of interest has been discontinued, was approximately $10,852,000 and $3,615,000 at December 31, 2001 and 2000, respectively. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The income recognized on impaired loans during 2001 was $2,000. Total cash collected on impaired loans during 2001 was $264,000, of which $262,000 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during 2001 was $541,000. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

    The Company primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. The Company has concentrations of credit risk in real estate development loans at December 31, 2001. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE D - LOANS - Continued

    Changes in the allowance for loan losses were as follows (in thousands):

                                             2001              2000              1999
                                         --------          --------          --------

      Balance at beginning of year       $ 11,973          $ 11,737          $ 11,919
         Charge-offs                         (517)             (628)           (1,075)
         Recoveries                           432               614               893
                                         --------          --------          --------
             Net charge-offs                  (85)              (14)             (182)
         Provision for loan losses           --                 250              --
                                         --------          --------          --------

      Balance at end of year             $ 11,888          $ 11,973          $ 11,737
                                         ========          ========          ========

NOTE E - PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows (in thousands):


                                                                   Estimated
                                                                 useful lives         2001              2000
                                                               ---------------    -------------    -------------

       Land                                                            -            $     2,396      $     1,973
       Buildings and leasehold improvements                      15 - 31.5 years          6,217            5,992
       Furniture and fixtures                                      5 - 7 years            5,132            2,720
                                                                                    -----------      -----------
                                                                                         13,745           10,685
       Less accumulated depreciation and amortization                                     5,233            4,070
                                                                                    -----------      -----------
                                                                                    $     8,512      $     6,615
                                                                                    ===========      ===========

    Depreciation and amortization in expense was approximately $865,000, $414,000 and $414,000 for the years ended 2001, 2000 and 1999, respectively.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE F - DEPOSITS

    Deposits are summarized as follows (in thousands):
                                                   2001              2000
                                               -------------    -------------

       Demand                                    $    51,991      $    47,608
       NOW and money market                          158,784          110,935
       Savings                                        26,312           19,948
       Time, $100,000 and over                       303,793          166,760
       Other time                                    160,980          127,331
                                                 -----------      -----------

                                                 $   701,860      $   472,582
                                                 ===========      ===========

    Maturities of certificates of deposit for the next five years and thereafter are as follows (in thousands):

       2002                                            $    271,042
       2003                                                  72,738
       2004                                                  58,319
       2005                                                  26,913
       2006                                                   5,376
       Thereafter                                            30,385
                                                       ------------

                                                       $    464,773
                                                       ============

NOTE G - BORROWINGS

    1.  Advances from the Federal Home Loan Bank

    At December 31, 2001, advances from the Federal Home Loan Bank (FHLB) totaling $97,500,000 will mature within one to ten years. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 5.92%.

         Outstanding borrowings mature as follows (in thousands):

              2002                                              $ 30,000
              2003                                                 3,000
              2004                                                   -
              2005                                                   -
              2006                                                   -
              Thereafter                                          64,500
                                                                --------

                                                                $ 97,500
                                                                ========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE G - BORROWINGS - Continued

    2.  Other Borrowings

    The Company has a borrowing arrangement with a financial institution for $2,725,000, interest equal to the prime rate minus 50 basis points (4.25% at December 31, 2001). The note matures in June, 2003 and requires monthly interest payments. The balance is $2,725,000 at December 31, 2001. There was no outstanding balance as of December 31, 2000.

NOTE H - LEASE COMMITMENTS

    The Company leases various premises under non-cancellable agreements, which expire through 2004 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31, (in thousands):

                2002                             $      563
                2003                                    493
                2004                                    186
                                                 ----------
                                                 $    1,242
                                                 ==========

    Rental expense for all leases was approximately $501,000, $388,000 and $304,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE I - COMMON STOCK

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

    Per share information and weighted average shares outstanding have been restated to reflect the 6% stock dividend of January 2002, the 5% stock dividend of February 2001, the 5% stock dividend of January 2000, and the 4% stock dividend of May 1999.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE J - INCOME TAXES

    The components of the income tax expense (benefit) included in the consolidated statements of income are as follows (in thousands):

                                                  2001        2000       1999
                                                --------    --------   --------

       Income tax expense (benefit)
          Current                               $  6,485    $  8,266   $  5,127
          Deferred federal tax                    (1,560)       (543)       178
       Benefit applied to reduce goodwill            872         259        259
                                                --------    --------   --------

                                                $  5,797    $  7,982   $  5,564
                                                ========    ========   ========

    The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2001, 2000 and 1999 is as follows (in thousands):

                                                  2001        2000       1999
                                                --------    --------   --------


       Computed tax expense at statutory rate   $  7,543    $  7,785   $  6,184
       Tax-exempt income                            (130)        (84)       (98)
       Low-income housing tax credit                (650)       (545)      (545)
       Other, net                                   (966)        826        123
       Effect of 34% rate bracket                    -           -         (100)
                                                --------    --------   --------

       Applicable income tax expense            $  5,797    $  7,982   $  5,564
                                                ========    ========   ========

    Deferred tax assets and liabilities consist of the following (in thousands):

                                                                                      2001              2000
                                                                                  -------------    -------------

       Deferred tax assets
          Allowance for loan losses                                                 $    2,137      $     1,348
          Unrealized losses on investment securities available for sale                  1,415              304
          Accrued stock-based compensation                                                 855              521
          Asset valuation reserves                                                         812              974
          Other                                                                          1,324              435
          Net operating loss carryovers from Knoblauch State Bank                        7,449            7,620
                                                                                    ----------      -----------
                                                                                        13,992           11,202
       Less valuation allowance                                                         (7,449)          (7,620)
                                                                                    ----------      -----------
                                                                                         6,543            3,582
                                                                                    ----------      -----------
       Deferred tax liabilities
          Other                                                                            576              286
                                                                                    ----------      -----------
                                                                                           576              286
                                                                                    ----------      -----------

              Net deferred tax asset, included in other assets                      $    5,967      $     3,296
                                                                                    ==========      ===========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000



NOTE J - INCOME TAXES - Continued

    The Company has approximately $22,000,000 of net operating loss carryovers from the acquisition of Knoblauch State Bank (KSB). These losses will fully expire in 2015. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code. As a result, a valuation allowance has been established to eliminate the deferred tax asset attributable to these net operating losses.

    During 2001, 2000 and 1999, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of KSB. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year.

    In addition, the Company has approximately $15,700,000 of tax goodwill from the acquisition of KSB. The ability to deduct this goodwill for tax purposes will expire in 2015. The utilization of this goodwill for tax purposes was subject to the limitations under Section 382 of the Internal Revenue Code. For 2001, approximately $1,353,000 has been deducted for tax purposes.

    For 2001, the Company has taken a recovery of $600,000 from income tax payable and reduced its federal income tax expense accordingly in order to recapture a provision established for issues that arose concerning the low income housing tax credits acquired from the Kearsley limited partnership in 1994. All issues regarding this tax credit were resolved favorably and as a result there is no need to maintain this tax reserve.

NOTE K- EARNINGS PER SHARE

    Basic and diluted EPS are calculated as follows (in thousands, except per share data):

                                                                          2001
                                                        -----------------------------------------
                                                          Income      Average shares    Per share
                                                        (numerator)    (denominator)     amount
                                                        -----------------------------------------

       Basic EPS
          Income available to common shareholders       $   15,754           11,331     $  1.39
       Effect of dilutive securities
          Stock options                                        -                166       (0.02)
                                                        ----------       ----------     -------
       Diluted EPS
          Income available to common shareholders
              plus assumed exercise of options          $   15,754           11,497     $  1.37
                                                        ==========       ==========     =======

    All options to purchase shares of common stock were included in the computation of 2001 diluted EPS because the exercise price was less than the average market price of the common stock.




                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000



NOTE K - EARNINGS PER SHARE - Continued

                                                                            2000
                                                          -----------------------------------------
                                                            Income      Average shares    Per share
                                                          (numerator)   (denominator)      amount
                                                          ------------------------------------------
       Basic EPS
          Income available to common shareholders         $  14,260         11,310        $  1.26
       Effect of dilutive securities
          Stock options                                         -              147          (0.02)
                                                          ---------     ----------        -------
       Diluted EPS
          Income available to common shareholders
              plus assumed exercise of options            $  14,260         11,457        $  1.24
                                                          =========     ==========        =======

    Options to purchase 48,744 shares of common stock with an exercise price of $15.79 per share were not included in the computation of 2000 diluted EPS because the exercise price was greater than the average market price of the common stock.

                                                                              1999
                                                         -------------------------------------------
                                                            Income    Average shares     Per share
                                                          (numerator)  (denominator)      amount
                                                         -------------------------------------------
       Basic EPS
          Income available to common shareholders         $  12,105         11,148        $  1.09

       Effect of dilutive securities
          Stock options                                          -             140          (0.02)
                                                          ---------     ----------        -------

       Diluted EPS
          Income available to common shareholders
              plus assumed exercise of options            $  12,105         11,288        $  1.07
                                                          =========     ==========        =======

    Options to purchase 48,744 shares of common stock with an exercise price of $15.79 per share were not included in the computation of 1999 diluted EPS because the exercise price was greater than the average market price of the common stock.

NOTE L - STOCK OPTION PLANS

    The Company has two stock-based compensation plans, which are described below. The Company accounts for these plans under APB Opinion No. 25.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE L - STOCK OPTION PLANS - Continued

    1.  Outside Directors' Stock Option Plan

    The Company adopted a non-qualified outside Directors' Stock Option Plan (the Director's Plan). Under the terms of the Director's Plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually, which are exercisable after one year of service. The options were granted at the fair market value at the date of the grant.

    Stock option transactions consist of the following:

                                                2001                     2000                     1999
                                      -----------------------   -----------------------   ----------------------
                                                   Weighted                 Weighted                 Weighted
                                                    average                    average                  average
                                                   exercise                   exercise                 exercise
                                        Shares       price        Shares        price       Shares       price
                                       ---------  -----------   ---------   -----------   ---------  -----------
       Outstanding at beginning
             of year                     66,349     $ 11.15         74,293    $  10.57        73,453    $ 10.07
          Granted                        17,137       12.89         13,356       13.45        12,755      12.14
          Exercised                      (5,237)       9.52        (21,300)       7.25       (11,915)      7.16
          Cancelled                         -          -               -           -             -          -
                                        -------                    -------                    ------
       Outstanding at end of year        78,249     $ 11.04         66,349    $  11.15        74,293    $ 10.57
                                        =======                    =======                    ======
       Weighted average fair value
          of options granted during
          the year                                  $  3.17                   $   2.31                  $  1.89

    The following table summarizes information about options outstanding and exercisable at December 31, 2001:

                                                 Options outstanding                      Options exercisable
                                -------------------------------------------------     --------------------------
                                                       Weighted
                                                        average       Weighted                         Weighted
                                                       remaining       average                          average
         Range of                    Number           contractual      exercise            Number      exercise
      exercise prices             outstanding         life (years)      price            exercisable     price
      ---------------             -----------         ------------      -----            -----------     -----

     $3.67 - 5.48                    12,123               2.6         $  5.19             12,123        $  5.19
     $7.19 - 9.89                    14,610               4.8            8.73             14,610           8.73
     $11.45 - 14.90                  51,516               7.7           13.07             38,033          13.13
                                     ------                                               ------
                                     78,249                                               64,766
                                     ======                                               ======


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE L - STOCK OPTION PLANS - Continued

    2.  Employee Stock Option and Appreciation Right Plan

    The Company adopted a Stock Option and Appreciation Right Plan (the Plan). The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,500,000 shares of the Company's Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is issued, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.

    Stock option transactions consist of the following:

                                                2001                     2000                     1999
                                      -----------------------   -----------------------   ----------------------
                                                   Weighted                 Weighted                 Weighted
                                                    average                    average                  average
                                                   exercise                   exercise                 exercise
                                        Shares       price        Shares        price       Shares       price
                                       ---------  -----------   ---------   -----------   ---------  -----------
       Outstanding at beginning
             of year                     398,325   $  8.81        399,882     $  6.42       492,458     $ 7.67
             Granted                     185,051     12.89         71,780       12.23        95,005      12.75
             Exercised                   (35,497)     5.00        (67,078)       4.47      (143,129)      5.60
             Cancelled                   (15,375)    12.47         (6,259)      12.91       (44,452)     11.91
                                       ---------                ---------                 ---------
       Outstanding at end of year        532,504   $  9.85        398,325     $  8.81       399,882     $ 6.42
                                       =========                =========                 =========
       Weighted average fair value
       of options granted during
       the year                                    $  3.17                    $  2.31                   $ 1.89

    The following table summarizes information about options outstanding and exercisable at December 31, 2001:



                                                 Options outstanding                      Options exercisable
                                -------------------------------------------------     --------------------------
                                                       Weighted
                                                        average       Weighted                         Weighted
                                                       remaining       average                          average
         Range of                    Number           contractual      exercise            Number      exercise
      exercise prices             outstanding         life (years)      price            exercisable     price
      ---------------             -----------         ------------      -----            -----------     -----


     $2.01                            8,453               0.3         $  2.01              8,453        $  2.01
     $3.66 - 5.46                   139,954               2.5            5.00            139,954           5.00
     $7.20 - 9.79                    89,327               4.7            8.25             82,384           8.10
     $11.46 - 14.92                 294,770               8.4           12.87             51,017          13.17
                                   --------                                            ---------

                                    532,504                                              281,808
                                   ========                                            =========

                                  (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE L - STOCK OPTION PLANS - Continued

    Had compensation cost for both plans been determined based on the fair value of the options at the grant dates consistent with the method required by SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below (in thousands, except share data).

                                              2001         2000          1999
                                          ----------    ---------     ----------

       Net income
          As reported                      $15,754       $14,260        $12,104
          Pro forma                         15,658        14,196         12,059

       Earnings per share
          As reported - basic                 1.39       $  1.26        $  1.09
          As reported - diluted               1.37          1.24           1.07

          Pro forma - basic                   1.38          1.26           1.08
          Pro forma - diluted                 1.36          1.24           1.07

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 4.84%, 5.95% and 5.33% for 2001, 2000 and 1999, respectively; expected volatility of 30.7% for 2001, 2000 and 1999, and risk-free interest rate of 4.94% in 2001, 5.11% in 2000 and 6.4% in 1999. Expected lives are 10 years for 2001, 2000 and 1999.

NOTE M - PENSION PLAN

    The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest five consecutive years during the last 10 years of employment. The Company's policy is to fund pension costs allowable for income tax purposes. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                2001       2000
                                             -------    -------
Change in benefit obligation
   Benefit obligation at beginning of year   $ 1,782    $ 2,210
   Service cost                                  488       (632)
   Interest cost                                 124         86
   Other changes                                 (17)       118
                                             -------    -------

   Benefits obligation at end of year        $ 2,377    $ 1,782
                                             =======    =======



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE M - PENSION PLAN - Continued

    Net pension cost included the following components (in thousands):

                                       2001   2000   1999
                                       ----   ----   ----

           Service cost                $553   $341   $320
           Interest cost                124     86    132
                                       ----   ----   ----

           Net periodic benefit cost   $677   $427   $452
                                       ====   ====   ====

    The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% for 2001 and 2000 and 4% for 1999. The expected long-term rate of return on assets was 4% for 2001, 2000 and 1999.

    The Company has a capital accumulation and salary reduction plan under
    Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 1% to a maximum of 15% of their annual salary, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,550 per employee annual limit. Matching contributions to the plan were approximately $167,000, $141,000 and $131,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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






                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK - Continued

    The contract amounts are as follows (in thousands):


                                                                                           December 31,
                                                                                  ------------------------------
                                                                                      2001              2000
                                                                                  -------------    -------------

       Financial instruments whose contract amounts represent credit risk
          Commitments to extend credit                                             $    111,643     $     74,073
          Standby letters of credit and financial guarantees written                      4,782            1,853

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

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 2002. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is 80%.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2001 and 2000 were as follows:

    Fair values of loans and deposits with floating interest rates are generally presumed to approximate the recorded carrying amounts.

    Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows (in thousands):

                                                               2001                             2000
                                                  ------------------------------    ------------------------------
                                                   Estimated                          Estimated
                                                     fair            Carrying           fair           Carrying
                                                     value            amount            value           amount
                                                 -------------    --------------    -------------   --------------
       Cash and cash equivalents                 $      40,018    $       40,018    $      43,222   $       43,222
       Investment securities held to maturity           94,625            92,903           86,349           86,110
       Investment securities available for sale        129,755           129,755           70,144           70,144

    Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows (in thousands):

                                                               2001                             2000
                                                  ------------------------------    ------------------------------
                                                   Estimated                          Estimated
                                                     fair            Carrying           fair           Carrying
                                                     value            amount            value           amount
                                                 -------------    --------------    -------------   --------------
       Deposits with stated maturities           $     454,191    $      464,773    $     316,245   $      294,090
       Long-term borrowings                             67,574            70,225           35,877           33,000

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling approximately $237,087,000 and $178,492,000 at December 31, 2001 and 2000, respectively.

    Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows (in thousands):

                                                               2001                             2000
                                                  ------------------------------    ------------------------------
                                                   Estimated                          Estimated
                                                     fair            Carrying           fair           Carrying
                                                     value            amount            value           amount
                                                 -------------    --------------    -------------   --------------
       Net loans                                 $     668,693    $      634,347    $     443,368   $      411,973

    The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

    The Company's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Company's deposits is required by SFAS No. 107.

NOTE P - REGULATORY MATTERS

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

    2.  Capital Ratios

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE P - REGULATORY MATTERS - Continued

    action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2001, management believes that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 2001, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Bank's actual capital amounts and ratios are also presented in the table (in thousands).


                                                                               2001
                                             -----------------------------------------------------------------------
                                                                                                    To be well
                                                                                                 capitalized under
                                                                           For capital           prompt corrective
                                                     Actual             adequacy purposes        action provisions
                                             ----------------------  ----------------------   ----------------------
                                                Amount       Ratio      Amount       Ratio      Amount       Ratio
                                             -----------  ---------  -----------   --------   -----------  ---------
    Total capital (to risk-weighted assets)
       Company (consolidated)                $  121,237     15.92%   $   60,920       8.00%        N/A         N/A
       Bank                                      87,432     11.58        60,408       8.00     $   75,510    10.00%

    Tier I capital (to risk-weighted assets)
       Company (consolidated)                   111,718     14.42        30,993       4.00         N/A         N/A
       Bank                                      77,993     10.33        30,204       4.00         45,306     6.00

    Tier I capital
    (to average assets, leverage)
       Company (consolidated)                   111,718     14.17        23,653       3.00         N/A         N/A
       Bank                                      77,993     10.08        23,214       3.00         38,690     5.00







                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE P - REGULATORY MATTERS - Continued

                                                                                2000
                                                                                                    To be well
                                                                                                 capitalized under
                                                                           For capital           prompt corrective
                                                     Actual             adequacy purposes        action provisions
                                             ----------------------  ----------------------   ----------------------
                                                Amount       Ratio      Amount       Ratio      Amount       Ratio
                                             -----------  ---------  -----------   --------   -----------  ---------
    Total capital (to risk-weighted assets)
       Company (consolidated)                $  110,403     19.40%   $   45,516     > 8.00%        N/A         N/A
       Bank                                                                         -
                                                 78,052     13.92        44,846     > 8.00     $   56,057   >10.00%
                                                                                    -                       -

    Tier I capital (to risk-weighted assets)
       Company (consolidated)                   103,219     18.14        22,758     > 4.00            N/A      N/A
       Bank                                                                         -
                                                 70,984     12.66        22,423     > 4.00         33,634   > 6.00
                                                                                    -                       -

    Tier I capital
    (to average assets, leverage)
       Company (consolidated)                   103,219     16.98        18,234     > 3.00            N/A      N/A
       Bank                                                                         -
                                                 70,984     11.85        17,972     > 3.00         29,953   > 5.00
                                                                                    -                       -



NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Condensed financial information for the parent company only follows (in thousands).

                            CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                  ------------------------------
                                                                                      2001              2000
                                                                                  -------------    -------------

       Assets
          Cash                                                                    $       1,444    $       1,396
          Investment in Royal Investments of Delaware, Inc. - at equity                  31,887           30,583
          Investment in Royal Bank of Pennsylvania - at equity                           74,716           71,265
          Other assets                                                                      402              257
                                                                                    -----------      -----------

                                                                                  $     108,449    $     103,501
                                                                                   ============     ============

          Stockholders' equity                                                          108,449          103,501
                                                                                    -----------      -----------

                                                                                  $     108,449    $     103,501
                                                                                   ============     ============



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                         CONDENSED STATEMENTS OF INCOME

                                                              Year ended December 31,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------

Income
   Equity in undistributed net earnings of subsidiaries  $  6,796    $  5,763    $  4,305
   Dividends from subsidiary bank                           8,984       8,513       7,849
   Other income                                                35          50          44
                                                         --------    --------    --------

       Total income                                        15,815      14,326      12,198
                                                         --------    --------    --------

Expenses
   Other expenses                                              75          68         120
   Income tax benefit                                         (14)         (2)        (26)
                                                         --------    --------    --------

       Total expenses                                          61          66          94
                                                         --------    --------    --------

       Net income                                        $ 15,754    $ 14,260    $ 12,104
                                                         ========    ========    ========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             Year ended December 31,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
Cash flows from operating activities
Net income                                               $ 15,754    $ 14,260    $ 12,104
Adjustments to reconcile net income to net cash
       provided by operating activities
   Undistributed earnings from subsidiaries                (6,796)     (4,647)     (4,305)
   Operating expenses                                          75          68         120
   Rental income                                              (35)        (50)        (44)
   Non-cash income tax benefit                                (14)         (2)        (26)
                                                         --------    --------    --------

       Net cash provided by operating activities            8,984       9,629       7,849
                                                         --------    --------    --------

Cash flows from financing activities
Cash dividends paid                                        (8,984)     (8,510)     (7,849)
Other, net                                                     48        (655)        739
                                                         --------    --------    --------

       Net cash used in financing activities               (8,936)     (9,165)     (7,110)
                                                         --------    --------    --------

       Net increase in cash                                    48         464         739

Cash at beginning of year                                   1,396         932         193
                                                         --------    --------    --------

Cash at end of year                                      $  1,444    $  1,396    $    932
                                                         ========    ========    ========

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000




NOTE R - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2001 and 2000, on a quarterly basis, for the Company (in thousands except per share data):

                                                                    2001
                                           ------------------------------------------------------
                                             Fourth          Third        Second          First
                                             Quarter        Quarter       Quarter        Quarter
                                           ----------     ----------    -----------    ----------

       Interest income                     $   19,645     $   19,901    $    14,971    $   14,708
       Net interest income                     10,199         10,031          8,597         8,589
       Provision for loan losses                  -              -              -             -
       Income before income taxes               6,449          5,423          4,108         5,572
       Net income                               4,456          3,572          3,811         3,914

       Net income per share
          Basic                            $     0.39     $     0.32    $      0.34    $     0.34
          Diluted                          $     0.39     $     0.31    $      0.33    $     0.34


                                                                    2000
                                           ------------------------------------------------------
                                             Fourth          Third        Second          First
                                             Quarter        Quarter       Quarter        Quarter
                                           ----------     ----------    -----------    ----------

       Interest income                     $   16,079     $   15,005    $    14,864    $   12,927
       Net interest income                      9,846          9,159          9,288         8,033
       Provision for loan losses                  -              -              -             250
       Income before income taxes               6,038          5,656          5,615         4,932
       Net income                               3,566          3,628          3,740         3,326

       Net income per share
          Basic                            $     0.34     $     0.32    $      0.31    $     0.29
          Diluted                          $     0.33     $     0.32    $      0.30    $     0.29


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE

         None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required in this Item, relating to directors, executive officers, control persons is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders under the heading "Remuneration of directors and Officers and Other Transactions", which pages are incorporated herein by reference.

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

         Based solely on its review of forms that were received from certain reporting persons, the Corporation believes that during the period January 1, 2001 through December 31, 2001, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE  COMPENSATION

         The information required by this Item, relating to executive compensation, is set forth in the Registrant's Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders, under the heading "Remuneration of Directors and Officers and Other Transactions", which pages are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders, under the heading "Information About Nominees, Continuing Directors and Executive Officers", which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders, under the heading "Interest of Management and Others in Certain Transactions", which page are incorporated herein by reference.

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

                  11. Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note A, "Per Share Information".

                  12.       Statement re: Computation of Ratios. (Included at
                            Item 8 here of, Note Q, "Regulatory Matters.")

                  21.       Subsidiaries of Registrant.

                  23.       Consent of Independent Accountants.

(b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year December 31, 2001.

(c) The exhibits required to be filed by this Item are listed under Item 14(a)3 above.

(d)      Not applicable.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                     --------------------------------------

                DATE                       TITLE                              SIGNATURE
                ----                       -----                              ---------


March 20, 2002                            Chairman              /s/ Daniel M. Tabas
------------------------------                                  -------------------------------------
                                                                Daniel M. Tabas


March 20, 2002                         President/CEO             /s/ Joseph P. Campbell
------------------------------                                  -------------------------------------
                                          Director              Joseph P. Campbell


March 20, 2002                         Treasurer/CFO            /s/ James J. McSwiggan
------------------------------                                  -------------------------------------
                                                                James J. McSwiggan


March 20, 2002                            Director              /s/ Albert Ominsky
------------------------------                                  -------------------------------------
                                                                Albert Ominsky


March 20, 2002                            Director              /s/ Anthony J. Micale
------------------------------                                  -------------------------------------
                                                                Anthony J. Micale

                                       Vice Chairman/
March 20, 2002                     Senior Vice President/       /s/ Robert R. Tabas
------------------------------            Director              --------------------------------------
                                                                Robert R. Tabas


March 20, 2002                            Director              /s/ Gregory T. Reardon
------------------------------                                  -------------------------------------
                                                                Gregory T. Reardon


March 20, 2002                            Director              /s/ Carl M. Cousins
------------------------------                                  -------------------------------------
                                                                Carl M. Cousins


March 20, 2002                            Director              /s/ Lee E. Tabas
------------------------------                                  -------------------------------------
                                                                Lee E. Tabas


March 20, 2002                            Director              /s/ Howard Wurzak
------------------------------                                  -------------------------------------
                                                                Howard Wurzak


March 20, 2002                     Senior Vice President/       /s/ John M. Decker
------------------------------            Director              -------------------------------------
                                                                John M. Decker


March 20, 2002                     Senior Vice President/       /s/ Murray Stempel
------------------------------            Director              -------------------------------------
                                                                Murray Stempel


March 20, 2002                            Director              /s/ Jack R. Loew
------------------------------                                  -------------------------------------
                                                                Jack R. Loew


March 20, 2002                            Director              /s/ Edward B. Tepper
------------------------------                                  -------------------------------------
                                                                Edward B. Tepper


March 20, 2002                            Director              /s/ Evelyn Rome Tabas
------------------------------                                  -------------------------------------
                                                                Evelyn Rome Tabas

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