Form 10-Q
period 2002-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2002-05-14
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 for the quarterly period ended: March 31, 2002
                                                 --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from:________ to ________

                         Commission file number: 0-26366
                                                 -------


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                   PENNSYLVANIA                     23-2812193
         -------------------------------        ------------------
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

                                       N/A
                             ----------------------
              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X       No
                                        -----       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Common Stock            Outstanding at March 31, 2002
         --------------------            -----------------------------
         $2.00 par value                 9,519,625

         Class B Common Stock            Outstanding at March 31, 2002
         --------------------            -----------------------------
         $.10 par value                  1,912,675


               Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                ASSETS                                                                       March 31, 2002         Dec 31, 2001
                                                                                               (Unaudited)
                                                                                           ------------------     ------------------
Cash and due from banks                                                                              $101,866               $32,918
Federal funds sold                                                                                     24,850                 7,100
                                                                                           -------------------    ------------------
               Total cash and cash equivalents                                                        126,716                40,018
                                                                                           -------------------    ------------------
Investment securities held to maturity (fair value of $62,264 at
        March 31, 2002 and $94,625 at December 31, 2001)                                               61,855                92,903
Investment securities available for sale - at fair value                                              203,193               129,755
Total loans                                                                                           626,904               646,235
    Less allowance for loan losses                                                                     12,105                11,888
                                                                                           -------------------    ------------------
               Net loans                                                                              614,799               634,347
Premises and equipment, net                                                                             8,680                 8,512
Accrued interest and other assets                                                                      28,663                25,445
                                                                                           -------------------    ------------------
               Total assets                                                                        $1,043,906              $930,980
                                                                                           ===================    ==================
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                                           $59,003               $51,991
       Interest bearing (includes certificates of deposit in excess of $100 of $300,426 at March 31, 2002 and
         $303,793 at December 31, 2001)                                                               727,073               649,869
                                                                                           -------------------    ------------------
               Total deposits                                                                         786,076               701,860
    Accrued interest payable                                                                           12,275                11,238
    Borrowings                                                                                        130,225               100,225
    Other liabilities                                                                                   5,742                 8,175
                                                                                           -------------------    ------------------
               Total liabilities                                                                      934,318               821,894
                                                                                           -------------------    ------------------
MINORITY INTEREST                                                                                         498                   637
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         9,519,625 at March 31, 2002 and 8,848,867 at December 31, 2001                                19,039                17,698
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,912,675 at March 31, 2002 and 1,804,693 at December 31, 2001                                   191                   180
    Additional paid in capital                                                                         76,846                65,011
    Retained earnings                                                                                  19,692                30,457
    Accumulated other comprehensive (loss)                                                             (4,414)               (2,632)
                                                                                           -------------------    ------------------
                                                                                                      111,354               110,714
    Treasury stock - at cost, shares of Class A, 215,388 at March 31, 2002,
      and December 31, 2001.                                                                           (2,265)               (2,265)
                                                                                           -------------------    ------------------
                Total stockholders' equity                                                            109,089               108,449
                                                                                           -------------------    ------------------
                Total liabilities and stockholders' equity                                         $1,043,906              $930,980
                                                                                           ===================    ==================

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                                  ----------------------------------
(in thousands, except per share data)
                                                                                                        2002             2001

                                                                                                  ----------------- ----------------
Interest income
    Loans, including fees                                                                                  $14,214          $11,163
    Investment securities held to maturity                                                                   1,518            1,542
    Investment securities available for sale                                                                 3,068            1,559
    Deposits in banks                                                                                          272               68
    Federal funds sold                                                                                          71              376
                                                                                                  ----------------- ----------------
           TOTAL INTEREST INCOME                                                                            19,143           14,708
                                                                                                  ----------------- ----------------
Interest expense
    Deposits                                                                                                 7,641            5,652
    Mortgage payable and other                                                                               1,576              467
                                                                                                  ----------------- ----------------
           TOTAL INTEREST EXPENSE                                                                            9,217            6,119
                                                                                                  ----------------- ----------------
           NET INTEREST INCOME                                                                               9,926            8,589
      Provision for loan losses                                                                                200               --
                                                                                                  ----------------- ----------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                                                9,726            8,589
                                                                                                  ----------------- ----------------

Other income
    Service charges and fees                                                                                   286              218
    Gains on sales of investment securities available for sale                                                  --               --
    Gains on sales of other real estate                                                                        164              104
    Gains on sales of loans                                                                                    202               --
    Other income                                                                                                15               80
                                                                                                  ----------------- ----------------
                                                                                                               667              402
                                                                                                  ----------------- ----------------
Other expenses
    Salaries & wages                                                                                         1,928            1,697
    Employee benefits                                                                                          438              397
    Occupancy and equipment                                                                                    237              212
    Other operating expenses                                                                                 1,814            1,114
                                                                                                  ----------------- ----------------
                                                                                                             4,417            3,420
                                                                                                  ----------------- ----------------

           INCOME BEFORE INCOME TAXES                                                                        5,976            5,571
    Income taxes                                                                                             1,761            1,657
                                                                                                  ----------------- ----------------
           NET INCOME                                                                                       $4,215           $3,914
                                                                                                  ================= ================
    Per share data
        Net income - basic                                                                                   $ .37            $ .35
                                                                                                  ================= ================
           Net income - diluted                                                                              $ .36            $ .34
                                                                                                  ================= ================

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        Three Months ended March 31, 2002
                                   (UNAUDITED)




                                                                                                                       Additional
                                                                  Class A Common Stock        Class B Common Stock       Paid in
                                                                 ----------------------       --------------------       -------
(in thousands)                                                    Shares        Amount        Shares        Amount       Capital
                                                               ------------- ------------- ------------- ------------- -------------
Balance, January 1, 2002                                              8,849       $17,698         1,805          $180       $65,011

Net income for the three months ended March 31,                           -             -             -                           -
Conversion of Class B common stock to Class A
  Common stock                                                            -             -             -             -             -
Purchase of treasury stock                                                -             -             -             -             -
5% stock dividend declared                                              518         1,035           108            11        11,285
Cash dividends on common stock                                            -             -             -             -             -
Cash in lieu of fractional shares                                         -             -             -             -             -
Stock options exercised                                                 153           306             -             -           550
Other comprehensive income (loss), net of
  Reclassifications and taxes                                             -             -             -             -             -
                                                               ------------- ------------- ------------- ------------- -------------
Comprehensive income


Balance, March 31, 2002                                               9,520       $19,039         1,913          $191       $76,846
                                                               ============= ============= ============= ============= =============

[RESTUBBED]

                                                                                                    Accumulated
                                                                                                       Other
                                                                        Retained      Treasury     Comprehensive    Comprehensive
(in thousands)                                                          Earnings        Stock      Income (loss)       Income
                                                                      -------------  ------------ ----------------------------------

Balance, January 1, 2002                                                   $30,457       $(2,265)         $(2,632)

Net income for the three months ended March 31,                              4,215              -                -           $4,215
Conversion of Class B common stock to Class A
  Common stock                                                                   -              -                -                -
Purchase of treasury stock                                                       -                               -                -
5% stock dividend declared                                                (12,331)
Cash dividends on common stock                                             (2,642)              -                -                -
Cash in lieu of fractional shares                                              (7)              -                -                -
Stock options exercised                                                          -              -                -                -
Other comprehensive income (loss), net of
  Reclassifications and taxes                                                    -              -          (1,782)          (1,782)
                                                                      ------------- ------------------------------------------------
Comprehensive income                                                                                                         $2,433
                                                                                                                  ==================

Balance, March 31, 2002                                                    $19,692       $(2,265)         $(4,414)
                                                                      ============= ===============================

The accompanying notes are an integral part of the financial statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          Three months ended March 31,
                                 (in thousands)


Cash flows from operating activities                                                              2002                   2001
                                                                                             ----------------      -----------------
    Net income                                                                                        $4,215                 $3,914
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                                                     311                     62
        Provision for loan loss                                                                          200                     --
        Amortization of premiums and discounts on loans,
          mortgage-backed securities and investments                                                  (2,197)                  (932)
        Benefit for deferred income taxes                                                               (479)                  (724)
        Gains on other real estate                                                                      (164)                  (104)
        Gains on sales of loans                                                                         (202)                    --

        Gains on sales of investment securities                                                            --                    --
      Changes in assets and liabilities:
        Increase in accrued interest receivable                                                       (1,928)                  (401)
        Increase in other assets                                                                        (810)                  (390)
        Increase (decrease) in accrued interest payable                                                  641                    (76)
        Increase (decrease) in unearned income on loans                                                 (216)                   359
        Increase (decrease) in other liabilities                                                       1,289                 (2,253)
                                                                                             ----------------      -----------------
               Net cash provided by (used in) operating activities                                       660                   (545)

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities                                       31,051                13,632
    Proceeds from calls/maturities of AFS investment securities                                        2,656                    --
    Purchase of HTM investment securities                                                                 --                    --
    Purchase of AFS investment securities                                                            (77,345)              (19,447)
    Purchase of FHLB Stock                                                                            (1,500)                   --
    Purchase of loans                                                                                     --                    --
    Cash paid for asset acquisition                                                                       --                    --
    Cash from entity acquired                                                                             --                    --
    Net (increase) decrease in loans                                                                  19,548                (8,793)
    Purchase of premises and equipment                                                                  (479)                 (445)
                                                                                             ----------------      -----------------
               Net cash used in by investing activities                                              (26,069)              (15,053)

Cash flows from financing activities:
    Net increase in non-interest bearing and
        interest bearing demand deposits and savings accounts                                         90,714                17,352
     Net decrease in certificates of deposit                                                          (6,498)              (19,862)
     Mortgage payments                                                                                   (10)                   (8)
     Net increase in borrowings                                                                       30,000                    --
     Cash dividends                                                                                   (2,642)               (2,248)
     Cash in lieu of fractional shares                                                                    (7)                   --
     Issuance of common stock under stock option plans                                                   550                    36
     Purchase of treasury stock                                                                           --                    --
                                                                                             ----------------      -----------------
               Net cash provided by (used in) financing activities                                   112,107                (4,730)
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                                          86,698               (20,328)
Cash and cash equivalents at beginning of year                                                        40,018                43,222
                                                                                             ----------------      -----------------
Cash and cash equivalents at end of year                                                            $126,716               $22,894
                                                                                             ================      =================

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying un-audited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (the Company) and its wholly-owned subsidiaries: Royal Investments of Delaware, Inc. and Royal Bank of Pennsylvania (the Bank), Royal Real Estate of Pennsylvania, Inc. and Crusader Servicing Corporation. On June 22, 2001, the Bank purchased a 60% ownership in Crusader Servicing Corporation from Crusader Holding Corporation. These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is un-audited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. Further information is included in the Annual Report on Form 10-K for the year ended December 31, 2001.


2.       Acquisitions
         ------------

         As of June 22, 2001, Royal Bancshares of Pennsylvania completed its acquisition of the assets of Crusader Holding Corporation (Crusader). Under the terms the acquisition, certain assets and liabilities were purchased for approximately $41.5 million which represented the approximate fair value of net assets acquired. Included in this purchase was approximately $331.3 million of assets, of which $236.5 million was related the loan portfolio. The purchase also included the assumption of deposits in the approximate amount of $251 million. The purchase price was paid in cash. This transaction was accounted for under the purchase method of accounting. There was no goodwill recorded in connection with this transaction.

         The following represents the unaudited results of operations of the Company as if the acquisition has occurred the first date of the period indicated. This pro forma information should be read in conjunction with the related historical information and is not necessary indicative of the results that would have been attained had the acquisition actually been consummated on the dates indicated, nor they necessarily indicative of our future operating results.

                                                Three months ended March 31,
          (in thousands)                           2002               2001
                                              ---------------    ---------------

          Interest income                            $19,143            $22,825
          Interest expense                             9,217             10,948
                                              ---------------    ---------------

          Net interest income                          9,926             11,877

          Provision for loan losses                      200                150
          Non-interest income                            667                778
          Non-interest expense                         4,417              4,915
          Income tax expense                           1,761              2,123
                                              ---------------    ---------------

          Net income                                  $4,215             $5,467
                                              ===============    ===============

3.       Per Share Information
         ---------------------

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

                                                                                            Three months ended March 31, 2002
                                                                                      ---------------------------------------------
                                                                                         Income      Average shares     Per share
                                                                                       (numerator)    (denominator)       amount
                                                                                       -----------  ---------------  --------------
   Basic EPS
       Income available to common shareholders                                              $4,215            11,447      $    0.37
    Effect of dilutive securities
       Stock options                                                                                             236          (0.01)
                                                                                            ------            ------      ---------
       Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                                                  $4,215            11,683      $    0.36
                                                                                            ======            ======      =========


                                                                                            Three months ended March 31, 2001
                                                                                      ---------------------------------------------
                                                                                         Income      Average shares     Per share
                                                                                       (numerator)    (denominator)       amount
                                                                                       -----------  ---------------  --------------
    Basic EPS
       Income available to common shareholders                                              $3,914            11,313      $    0.35
    Effect of dilutive securities
          Stock options                                                                                          191          (0.01)
                                                                                            ------            ------      ---------
    Diluted EPS
       Income available to common shareholders
          plus assumed exercise of options                                                  $3,914            11,504      $    0.34
                                                                                            ======            ======      =========


EPS is calculated on the basis of the weighted average number of shares outstanding of 11,447,000 and 11,313,000 for the three months ended March 31, 2002 and 2001, respectively. Per share information and weighted average shares outstanding have been restated to reflect the 6% stock dividend of January 2002.

4.       Investment Securities:
         ---------------------

         The carrying value and approximate market value of investment securities at March 31, 2002 are as follows:


                                                       Amortized         Gross         Gross        Approximate
                                                       Purchased      Unrealized     Unrealized        Fair            Carrying
(in thousands)                                            Cost           Gains         Losses          Value             Value
                                                     ---------------  ------------  ------------- ----------------  ----------------
Held to maturity:
Mortgage Backed                                             $   883        $   --           $ --          $   883           $   883
US Agencies                                                  20,000            --           (873)          19,127            20,000
Other Securities                                             40,972         1,242             --           42,214            40,972
                                                     ---------------  ------------  ------------- ----------------  ----------------
                                                            $61,885        $1,242          ($873)          $62,224          $61,855
                                                     ===============  ============  ============= ================  ================

Available for sale:
Federal Home Loan


   Bank Stock - at cost                                    $  6,375        $   --        $   --          $  6,375          $  6,375
Mortgage Backed                                              10,772            40          (107)           10,705            10,705
US Agencies                                                 122,325            --        (3,039)          119,286           119,286
Other securities                                             70,153         1,215        (4,541)           66,827            66,827
                                                     ---------------  ------------  ------------- ----------------  ----------------
                                                           $209,625        $1,255       ($7,687)         $203,193          $203,193
                                                     ===============  ============  ============= ================  ================

5.     Allowance for Credit Losses: Changes in the allowance for credit losses
       ----------------------------
       were as follows:

                                                 Three months ended March 31,
                                              ----------------------------------
                                                   2002               2001
                                              ---------------    ---------------
       (in thousands)
    Balance at beginning of period,                  $11,888            $11,973

      Loans charged-off                                 (127)                --
      Recoveries                                         144                213
                                              ---------------    ---------------
           Net charge-offs and recoveries                 17                213

      Provision for loan losses                          200                 --
                                              ---------------    ---------------

    Balance at end of period                         $12,105            $12,186
                                              ===============    ===============



6.       Non-performing loans
         --------------------

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $10,044,000 and $3,750,000 at March 31, 2002 and 2001, respectively. This increase is primarily due to the $5,918,000 of non-performing loans acquired through the purchase of certain assets and liabilities of Crusader Holding Corporation. Although the Company has non-performing loans of approximately $10,044,000 at March 31, 2002, management believes it has adequate collateral to limit its credit risks.

         The balance of impaired loans which included the loans on which the accrual of interest has been discontinued, was approximately $10,103,000 and $4,089,000at March 31, 2002 and 2001, respectively The
         Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the company recognizes the balances of impaired loans when analyzing its' loan loss reserve, the allowance for loan loss specifically associated with impaired loans was $ -0- at March 31, 2002. The income that was recognized on impaired loans during the three-month period ended March 31, 2002 was $-0-. The cash collected on impaired loans during the same period was $-0- of which $-0- was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during this period in 2002 was $1,000. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------
CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and it's subsidiaries for the three month period ended March 31, 2002.

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


FINANCIAL CONDITION
-------------------

         Total consolidated assets as of March 31, 2002 were $1,043.9 million, an increase of $112.9 million from the $931.0 million reported at year-end, December 31, 2001. This increase is primarily due to the $84.2 million of deposits generated during the quarter, of which $33.1 million was generated by our new branch located on 1650 Grant Avenue, Philadelphia, PA 19115.

         Total loans decreased $19.3 million from the $646.2 million level at December 31, 2001 to $626.9 million at March 31, 2002. This decrease is attributed to slow pace of the economic recovery and stiff loan competition that is occurring throughout the industry. The year-to-date average balance of loans was $627.9 million at March 31, 2002.

          The allowance for loan loss increased $217,000 to $12.1 million at March 31, 2002 from $11.9 million at December 31, 2001. The level of allowance for loan loss reserve represents approximately 1.9% of total loans at March 31, 2002 versus 1.8% at December 31, 2001. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $42.4 million increase in total investment securities is primarily attributable to the redeployment of excess cash on hand to achieve a higher rate of return.

         Total cash and cash equivalents increased to $86.7 million from $40.0 million level at December 31, 2001 to $126.7 million at March 31, 2002, of which $90.0 million was held in a money market fund due to a higher rate of return, awaiting pending investment settlements and certificate of deposit redemptions.

         Total deposits, the primary source of funds, increased $84.2 million to $786.1 million at March 31, 2002, from $701.9 million at December 31, 2001. This increase in deposits is primarily due to the competitive rates of our Royal Treasury money market and the opening of our new Grant Avenue Branch. The balance of brokered deposits was $250.1 million, representing approximately 32% of total deposits at March 31, 2002.

         Consolidated stockholder's equity increased $640,000 to $109.1 million at March 31, 2002 from $108.5 million at December 31, 2001. This increase is primarily due to net income of $4.2 million, partially offset by a quarterly cash dividend of $2.6 million. Additionally, stockholder's equity was decreased $1.8 million due to an adjustment in the market value of available-for-sale investment securities during the first three months of 2002.


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

         Consolidated net income for the three months ended, March 31, 2002 was $4.2 million or $.37 basic earnings per share, as compared to net income of $3.9 million or $.35 basic earnings per share for the same three month period in 2001. This increase is primarily due to a higher return due to an increase balance of earning assets.

         For the first quarter 2002, net interest income was $9.9 million as compared to $8.6 million for the same quarter in 2001, an increase of $1.3 million or 16%. This increase is primarily due to an increase in the average balance in earning assets in the first quarter period of 2002 versus the same period in 2001. Interest income on loans increased $3.1 for the first quarter of 2002 versus 2001 primarily due to higher average balance of loans during the same period. Interest income on investment securities increased $1.5 million, a 47.9% increase over the same three-month period in 2001, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings increased $3.1 million to $9.2 million as compared to $6.1 million for the same three-month period in 2001. This increase in interest expense is primarily due to an increase in the average interest bearing liabilities balance in the first quarter of 2002.

         Provision for loan losses was $200,000 for the first quarter of 2002 and $0 for the same three-month period in 2001, respectively. Charge-offs and recoveries were $127 thousand and $144 thousand, respectively, for the three-month period ended March 31, 2002 versus $0 and $213 thousand, respectively, for the same three-month period in 2001. Overall Management considers the current level of allowance for loan loss to be adequate at March 31, 2002.

         Total non-interest income for the three-month period ended March 31, 2002 was $667 thousand as compared to $402 thousand for the same three-month period in 2001. The $265 thousand increase in 2002 is primarily due to an increase in gains on sale of loans. .

         Total non-interest expense for the three months ended March 31, 2002 was $4.4 million, an increase of $1.0 million, or 29%, as compared to $3.4 million for the same period in 2001. This increase in non-interest expense is primarily due to an increase in operating expenses which includes $249,000 of minority interest expense.


CAPITAL ADEQUACY
----------------

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At March 31, 2002, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                       March 31, 2002          December 31, 2001
                                       --------------          -----------------
   Capital Levels
     Tier 1 leverage ratio                  12.2%                    14.1%
     Tier 1 risk-based ratio                14.9%                    14.4%
     Total risk-based ratio                 16.2%                    15.9%

   Capital Performance
     Return on average assets                1.8%(1)                  2.0%(1)
     Return on average equity               15.5%(1)                 15.0%(1)
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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2002:


Interest Rate Sensitivity
-------------------------
(in millions)                                               Days
                                                  --------------------------    1 to 5        Over 5       Non-rate
Assets (1)                                          0 - 90       91 - 365        Years         Years       Sensitive       Total
-------
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Interest-bearing deposits in banks                     $101.9       $    --       $    --       $    --           $--        $101.9
Federal funds sold                                       24.9            --            --            --            --          24.9
Investment securities:
       Available for sale                                 5.4            --          25.8         172.0            --         203.2
       Held to maturity                                   6.9            .1          34.3          20.6            --          61.9
                                                  ------------  ------------  ------------  ------------  ------------  ------------
    Total investment securities                          12.3            .1          60.1         192.6            --         265.1
Loans: (2)
       Fixed rate (3)                                    30.6          47.2         116.6          78.2            --         272.9
       Variable rate                                    151.9          18.6         147.5          23.9            --         341.9
                                                  ------------  ------------  ------------  ------------  ------------  ------------
    Total loans                                         182.5          65.8         264.1         102.4            --         614.8
Other assets (4)                                           --            --            --            --          37.2          37.2
                                                  ------------  ------------  ------------  ------------  ------------  ------------
    Total Assets                                       $321.6         $65.9        $324.2        $295.0         $37.2      $1,043.9
                                                  ============  ============  ============  ============  ============  ============

Liabilities & Capital
---------------------
Deposits:
       Non interest bearing deposits                 $     --      $     --      $     --      $     --        $ 59.0         $59.0
       Interest bearing deposits (5)                    131.4         169.9         141.8          15.2            --         458.3
       Certificate of deposits                           67.2            --         201.6            --            --         268.8
                                                  ------------  ------------  ------------  ------------  ------------  ------------
    Total deposits                                      198.6         169.9         343.4          15.2          59.0         786.1
Borrowings                                                 --          70.5          39.7          20.0            --         130.2
Other liabilities                                          --            --            --            .4          18.1          18.5
Capital                                                    --            --            --            --         109.1         109.1
                                                  ------------  ------------  ------------  ------------  ------------  ------------
    Total liabilities & capital                        $198.6        $240.4        $383.1         $35.6        $186.2      $1,043.9
                                                  ============  ============  ============  ============  ============  ============

Net  interest rate  GAP                                $123.0       ($174.5)       ($58.9)       $259.4       ($149.0)
                                                  ============  ============  ============  ============  ============

Cumulative interest rate  GAP                          $123.0        ($51.5)      ($110.4)       $149.0            --
                                                  ============  ============  ============  ============  ============
GAP to total  assets                                      12%          (17%)
                                                  ============  ============
GAP to total equity                                      113%         (160%)
                                                  ============  ============
Cumulative GAP to total assets                            12%           (5%)
                                                  ============  ============
Cumulative GAP to total equity                           113%          (47%)
                                                  ============  ============

(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at March 31, 2002.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------


In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.


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



                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                  (Registrant)



Dated: May 13th, 2002  /s/ James J. McSwiggan
                       --------------------------------------------------------
                       James J. McSwiggan, CFO & Treasurer



Dated: May 13th, 2002  /s/ Jeffrey T. Hanuscin
                       --------------------------------------------------------
                       Jeffrey T. Hanuscin, VP of Finance

                        Royal Bancshares of Pennsylvania
                              732 Montgomery Avenue
                               Narberth, Pa. 19072



Securities and Exchange Commission
450 5th Street, NW
Judiciary Plaza
Washington, DC 20549


Dear Sirs:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Royal Bancshares of Pennsylvania, Inc. (the "Company") is the Company's Quarterly Report on Form 10-Q for the quarter-ended period March 31, 2002.

         This filing is being effected by direct transmission to the Commission's EDGAR system.

Sincerely,
ROYAL BANCSHARES OF PENNSYLVANIA, INC.



Jeffrey T. Hanuscin
Vice President