Form 10-Q
period 2002-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2002-08-14
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  for the quarterly period ended: June 30, 2002
                                                  --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from:______ to ______

                         Commission file number: 0-26366
                                                 -------


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


          PENNSYLVANIA                                     23-2812193
--------------------------------                       -------------------
(State or other jurisdiction of                           (IRS Employer
  incorporated or organization)                        identification No.)


                    732 Montgomery Avenue, Narberth, PA 19072
                    -----------------------------------------
                    (Address of principal Executive Offices)

                                 (610) 668-4700
                                 --------------
              (Registrant's telephone number, including area code)

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
                                Yes  X      No
                                   -----       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Common Stock              Outstanding at June 30, 2002
     --------------------              ----------------------------
     $2.00 par value                   9,534,578

     Class B Common Stock              Outstanding at June 30, 2002
     --------------------              ----------------------------
     $.10 par value                    1,907,668

                                  Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                                                CONSOLIDATED BALANCE SHEETS

                                           (in thousands, except per share data)


                        ASSETS                                                          June 30, 2002         Dec 31, 2001
                                                                                         (Unaudited)
                                                                                         -----------           -----------
Cash and due from banks                                                                  $    65,898           $    32,918
Federal funds sold                                                                            10,300                 7,100
                                                                                         -----------           -----------
               Total cash and cash equivalents                                                76,198                40,018
                                                                                         -----------           -----------
Investment securities held to maturity (fair value of $54,572 at
        June 30, 2002 and $94,625 at December 31, 2001)                                       53,345                92,903

Investment securities available for sale - at fair value                                     256,417               129,755
Total loans                                                                                  610,141               646,235
    Less allowance for loan losses                                                            12,158                11,888
                                                                                         -----------           -----------
               Net loans                                                                     597,983               634,347
Premises and equipment, net                                                                    8,484                 8,512
Accrued interest and other assets                                                             28,527                25,445
                                                                                         -----------           -----------
               Total assets                                                              $ 1,020,954           $   930,980
                                                                                         ===========           ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                              $    50,193           $    51,991
       Interest bearing (includes certificates of deposit in excess of $100 of $204,819 at June 30, 2002 and
         $303,793 at December 31, 2001)                                                      682,324               649,869
                                                                                         -----------           -----------
               Total deposits                                                                732,517               701,860
    Accrued interest payable                                                                  11,072                11,634
    Borrowings                                                                               157,500               100,225
    Other liabilities                                                                          5,366                 8,175
                                                                                         -----------           -----------
               Total liabilities                                                             906,455               821,894
                                                                                         -----------           -----------
MINORITY INTEREST                                                                                542                   637
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         9,534,578 at June 30, 2002 and 8,848,867 at December 31, 2001                        19,069                17,698
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,907,668 at June 30, 2002 and 1,804,693 at December 31, 2001                           191                   180
    Additional paid in capital                                                                76,907                65,011
    Retained earnings                                                                         20,929                30,457
    Accumulated other comprehensive (loss)                                                      (874)               (2,632)
                                                                                         -----------           -----------
                                                                                             116,222               110,714
    Treasury stock - at cost, shares of Class A, 215,388 at June 30, 2002,
      and December 31, 2001                                                                   (2,265)               (2,265)
                                                                                         -----------           -----------
               Total stockholders' equity                                                    113,957               108,449
                                                                                         -----------           -----------
               Total liabilities and stockholders' equity                                $ 1,020,954           $   930,980
                                                                                         ===========           ===========

The accompanying notes are an integral part of these statements

                        Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)
                                                                              Three months ended
                                                                                    June 30,
                                                                          ---------------------------
(in thousands, except per share data)
                                                                            2002               2001
                                                                          --------           --------
Interest income
    Loans, including fees                                                 $ 12,919           $ 11,689
    Investment securities held to maturity                                   1,022              1,538
    Investment securities available for sale                                 4,651              1,555
    Deposits in banks                                                          179                 37
    Federal funds sold                                                          62                152
                                                                          --------           --------
           TOTAL INTEREST INCOME                                            18,833             14,971
                                                                          --------           --------
Interest expense
    Deposits                                                                 7,385              5,833
    Borrowings                                                               1,842                541
                                                                          --------           --------
           TOTAL INTEREST EXPENSE                                            9,227              6,374
                                                                          --------           --------
           NET INTEREST INCOME                                               9,604              8,597
    Provision for loan losses                                                   50                 --
                                                                          --------           --------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                9,554              8,597
                                                                          --------           --------

Other income
    Service charges and fees                                                   259                276
    Loss on sales of investment securities available for sale                  (14)                --
    Gains on sales of other real estate                                         94                 --
    Gains on sales of loans                                                    175                 25
    Other income                                                                20                (52)
                                                                          --------           --------
                                                                               534                249
                                                                          --------           --------
Other expenses
    Salaries & wages                                                         1,881              1,797
    Employee benefits                                                          459              1,049
    Occupancy and equipment                                                    319                166
    Other operating expenses                                                 2,001              1,726
                                                                          --------           --------
                                                                             4,660              4,738
                                                                          --------           --------

           INCOME BEFORE INCOME TAXES                                        5,428              4,108
    Income taxes                                                             1,531                297
                                                                          --------           --------
           NET INCOME                                                     $  3,897           $  3,811
                                                                          ========           ========
    Per share data
        Net income - basic                                                $    .34           $    .34
                                                                          ========           ========
        Net income - diluted                                              $    .33           $    .33
                                                                          ========           ========

The accompanying notes are an integral part of these statements

                        Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)
                                                                                Six months ended
                                                                                    June 30,
                                                                          ---------------------------
(in thousands, except per share data)
                                                                            2002               2001
                                                                          --------           --------
Interest income
    Loans, including fees                                                 $ 27,133           $ 22,852
    Investment securities held to maturity                                   2,540              3,080
    Investment securities available for sale                                 7,720              3,115
    Deposits in banks                                                          451                105
    Federal funds sold                                                         132                526
                                                                          --------           --------
           TOTAL INTEREST INCOME                                            37,976             29,678
                                                                          --------           --------
Interest expense
    Deposits                                                                15,028             11,485
    Borrowings                                                               3,417              1,008
                                                                          --------           --------
           TOTAL INTEREST EXPENSE                                           18,445             12,493
                                                                          --------           --------
           NET INTEREST INCOME                                              19,531             17,186
    Provision for loan losses                                                  250                 --
                                                                          --------           --------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                               19,281             17,186
                                                                          --------           --------

Other income
    Service charges and fees                                                   545                494
    Loss on sales of investment securities available for sale                  (14)                --
    Gains on sales of other real estate                                        259                104
    Gains on sales of loans                                                    377                 25
    Other income                                                                34                 29
                                                                          --------           --------
                                                                             1,201                652
                                                                          --------           --------
Other expenses
    Salaries & wages                                                         3,809              3,494
    Employee benefits                                                          897              1,446
    Occupancy and equipment                                                    555                378
    Other operating expenses                                                 3,817              2,840
                                                                          --------           --------
                                                                             9,078              8,158
                                                                          --------           --------

           INCOME BEFORE INCOME TAXES                                       11,404              9,680
    Income taxes                                                             3,292              1,954
                                                                          --------           --------
           NET INCOME                                                     $  8,112           $  7,726
                                                                          ========           ========
    Per share data
        Net income - basic                                                $    .71           $    .68
                                                                          ========           ========
        Net income - diluted                                              $    .69           $    .66
                                                                          ========           ========

The accompanying notes are an integral part of these statements

                                       Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME
                                                   Six Months ended June 30, 2002
                                                             (UNAUDITED)


                                                     Class A Common Stock            Class B Common Stock      Additional
                                                    -----------------------         ----------------------       Paid in
(in thousands)                                       Shares        Amount           Shares         Amount        Capital
                                                    --------       --------         ------        --------       --------
Balance, January 1, 2002                               8,849       $ 17,698          1,805        $    180       $ 65,011

Net income for the six months  ended June 30,              -              -              -                              -

Conversion of Class B common stock to Class A
  Common stock                                             6             12             (5)                             -
Purchase of treasury stock                                 -              -              -               -              -
6% stock dividend declared                               518          1,035            108              11         11,285
Cash dividends on common stock                             -              -              -               -              -
Cash in lieu of fractional shares                          -              -              -               -              -
Stock options exercised                                  162            324              -               -            611
Other comprehensive income, net of
          Reclassifications and taxes                      -              -              -               -              -
                                                    --------       --------          -----        --------       --------
Comprehensive income


Balance, June 30, 2002                                 9,535       $ 19,069          1,908        $    191       $ 76,907
                                                    ========       ========          =====        ========       ========


[RESTUBBED TABLE]

                                                                                  Accumulated
                                                                                     Other
                                                    Retained       Treasury      Comprehensive    Comprehensive
(in thousands)                                      Earnings         Stock        Income (loss)       Income
                                                    --------        --------      -------------     ----------
Balance, January 1, 2002                            $ 30,457        $ (2,265)       $ (2,632)

Net income for the six months  ended June 30,          8,112               -               -        $  8,112

Conversion of Class B common stock to Class A
  Common stock                                           (12)              -               -               -
Purchase of treasury stock                                 -               -               -
6% stock dividend declared                           (12,331)
Cash dividends on common stock                        (5,290)              -               -               -
Cash in lieu of fractional shares                         (7)              -               -               -
Stock options exercised                                    -               -               -               -
Other comprehensive income, net of
          Reclassifications and taxes                      -               -           1,758           1,758
                                                    --------        --------        --------        --------
Comprehensive income                                                                                $  9,870
                                                                                                    ========

Balance, June 30, 2002                              $ 20,929        $ (2,265)       $   (874)
                                                    ========        ========        ========


The accompanying notes are an integral part of the financial statement.

                          Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         Six months ended June 30,
                                              (in thousands)

Cash flows from operating activities                                           2002                2001
                                                                            ---------           ---------
    Net income                                                              $   8,112           $   7,726
    Adjustments to reconcile net income to
           net cash provided by (used in) operating activities
        Depreciation                                                              626                 256
        Provision for loan loss                                                   250                  --
        Amortization of premiums and discounts on loans,
        mortgage-backed securities and investments                                679              (2,830)
        Benefit for deferred income taxes                                       1,248              (3,343)
        Gains on other real estate                                               (259)                 --
        Gains on sales of loans                                                  (377)                 --
        Loss on sales of investment securities                                     14                  --
    Changes in assets and liabilities:
        Increase (decrease) in accrued interest receivable                     (1,513)              1,448
        Increase (decrease) in other assets                                    (2,815)             (3,107)
        Increase (decrease) in accrued interest payable                          (562)               (638)
        Increase (decrease) in unearned income on loans                          (322)                 --
        Increase (decrease) in other liabilities                               (2,952)             (4,158)
                                                                            ---------           ---------
               Net cash provided by (used in) operating activities              2,129              (4,646)

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities                38,063              27,700
    Proceeds from calls/maturities of AFS investment securities                89,433              10,403
    Purchase of HTM investment securities                                          --              (1,140)
    Purchase of AFS investment securities                                    (210,412)            (64,688)
    Purchase of FHLB Stock                                                     (3,000)                 --
    Purchase of loans                                                              --                  --
    Cash paid for asset acquisition                                                --             (15,239)
    Cash from entity acquired                                                      --              26,548
    Net decrease in loans                                                      36,416              25,334
    Purchase of premises and equipment                                           (598)               (764)
                                                                            ---------           ---------
               Net cash provided by (used in) investing activities            (50,098)              8,154

Cash flows from financing activities:
    Net increase in non-interest bearing and
        interest bearing demand deposits and savings accounts                 143,758              (7,210)
    Net decrease in certificates of deposit                                  (113,101)            (23,498)
    Mortgage payments                                                             (20)                (13)
    Net increase in borrowings                                                 57,275               7,000
    Cash dividends                                                             (5,290)             (4,447)
    Cash in lieu of fractional shares                                              (7)                 --
    Issuance of common stock under stock option plans                             611                  36
    Purchase of treasury stock                                                     --                  --
                                                                            ---------           ---------
               Net cash provided by (used in) financing activities             83,226             (28,132)
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                   35,257             (24,624)
Cash and cash equivalents at beginning of year                                 40,018              43,222
                                                                            ---------           ---------
Cash and cash equivalents at end of year                                    $  75,275           $  18,598
                                                                            =========           =========

The accompanying notes are an integral part of these statements

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (the Company) and its wholly-owned subsidiaries: Royal Equity Partners, Inc. (1) and Royal Bank of Pennsylvania (the Bank), Royal Real Estate of Pennsylvania, Inc. and Crusader Servicing Corporation. On June 22, 2001, the Bank purchased a 60% ownership in Crusader Servicing Corporation from Crusader Holding Corporation. These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. Further information is included in the Annual Report on Form 10-K for the year ended December 31, 2001.


2.       Acquisitions

         As of June 22, 2001, Royal Bancshares of Pennsylvania completed its acquisition of the assets of Crusader Holding Corporation (Crusader). Under the terms the acquisition, certain assets and liabilities were purchased for approximately $41.5 million which represented the approximate fair value of net assets acquired. Included in this purchase was approximately $331.3 million of assets, of which $236.5 million was related to the loan portfolio. The purchase also included the assumption of deposits in the approximate amount of $251 million. The purchase price was paid in cash. This transaction was accounted for under the purchase method of accounting. There was no goodwill recorded in connection with this transaction.

         The following represents the unaudited results of operations of the Company as if the acquisition had occurred the first date of the period indicated. This pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the acquisition actually been consummated on the dates indicated, nor are they necessarily indicative of our future operating results.

                                            Six months ended June 30,
                                            -------------------------
         (in thousands)                       2002             2001
                                            -------           -------

         Interest income                    $37,976           $44,659
         Interest expense                    18,445            21,017
                                            -------           -------

         Net interest income                 19,531            23,642

         Provision for loan losses              250               250
         Non-interest income                  1,201             1,392
         Non-interest expense                 9,078            11,481
         Income tax expense                   3,292             4,523
                                            -------           -------

         Net income                         $ 8,112           $ 8,780
                                            =======           =======

(1) During the second quarter of 2002, the wholly-owned subsidiary of the Company, Royal Investments of Delaware, changed it's name to Royal Equity Partners, Inc. ("REP"). REP now invests equity as a limited partner or limited liability member in commercial real estate transactions.

3.       Per Share Information

         The Company follows the disclosure provisions of SFAS No. 128, "Earnings Per Share. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In January 2002 the company declared a 6% stock dividend. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (In thousands, except per share data):

                                                                               Three months ended June 30, 2002
                                                                          Income       Average shares      Per share
                                                                       (numerator)      (denominator)        Amount
         Basic EPS
             Income available to common shareholders                        $3,897             11,511          $0.34
         Effect of dilutive securities
              Stock options                                                                       176          (.01)
                                                                     ------------------------------------------------
         Diluted EPS
              Income available to common shareholders
                   Plus assumed exercise of options                         $3,897             11,687          $0.33

                                                                               Three months ended June 30, 2001
                                                                          Income       Average shares      Per share
                                                                       (numerator)      (denominator)        Amount
         Basic EPS
             Income available to common shareholders                        $3,811             11,364          $0.34
         Effect of dilutive securities
              Stock options                                                                       315          (.01)
                                                                     ------------------------------------------------
         Diluted EPS
              Income available to common shareholders
                   Plus assumed exercise of options                         $3,811             11,679          $0.33

                                                                               Six  months  ended June 30, 2002
                                                                          Income       Average shares      Per share
                                                                       (numerator)      (denominator)        Amount
         Basic EPS
             Income available to common shareholders                        $8,112             11,479          $0.71
         Effect of dilutive securities
              Stock options                                                                       209          (.02)
                                                                     ------------------------------------------------
         Diluted EPS
              Income available to common shareholders
                   Plus assumed exercise of options                         $8,112             11,688          $0.69

                                                                               Six  months  ended June 30, 2001
                                                                          Income       Average shares      Per share
                                                                       (numerator)      (denominator)        Amount
         Basic EPS
             Income available to common shareholders                        $7,726             11,341          $0.68
         Effect of dilutive securities
              Stock options                                                                       299          (.02)
                                                                     ------------------------------------------------
         Diluted EPS
              Income available to common shareholders
                   Plus assumed exercise of options                         $7,726             11,640          $0.66

4.       Investment Securities:
         ---------------------

         The carrying value and approximate market value of investment securities at June 30, 2002 are as follows:

                                     Amortized       Gross         Gross         Approximate
                                     Purchased    Unrealized    Unrealized          Fair            Carrying
(in thousands)                         Cost          Gains         Losses           Value             Value
                                     --------        ------       -------          --------          --------
Held to maturity:
-----------------
Mortgage Backed                      $    780        $   --         $  --          $    780          $    780
US Agencies                            20,000            --          (294)           19,706            20,000
Other Securities                       32,565         1,592           (71)           34,086            32,565
                                     --------        ------       -------          --------          --------
                                     $ 53,345        $1,592         ($365)         $ 54,572          $ 53,345
                                     ========        ======       =======          ========          ========

Available for sale:
-------------------
Federal Home Loan
   Bank Stock - at cost              $  7,875        $   --        $   --          $  7,875          $  7,875
Mortgage Backed                         9,108           190           (49)            9,249             9,249
US Agencies                           144,991           864           (23)          145,832           145,832
Other securities                       95,827         1,825        (4,191)           93,460            93,460
                                     --------        ------       -------          --------          --------
                                     $258,801        $2,879       ($4,263)         $256,417          $256,417
                                     ========        ======       =======          ========          ========

5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                     Three months ended June 30,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
         (in thousands)
         Balance at beginning of period,             $ 12,105          $ 12,186

           Loans charged-off                             (167)              (21)
           Recoveries                                     170                83
                                                     --------          --------
                Net charge-offs and recoveries              3                62

           Provision for loan losses                       50                --
                                                     --------          --------

         Balance at end of period                    $ 12,158          $ 12,248
                                                     ========          ========


                                                      Six months ended June 30,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
         (in thousands)
         Balance at beginning of period,             $ 11,888          $ 11,973

           Loans charged-off                             (294)              (21)
           Recoveries                                     314               296
                                                     --------          --------
                Net charge-offs and recoveries             20               275

           Provision for loan losses                      250                --
                                                     --------          --------

         Balance at end of period                    $ 12,158          $ 12,248
                                                     ========          ========

6.       Non-performing loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $10,408,000 and $6,654,000 at June 30, 2002 and 2001, respectively. Although the Company has non-performing loans of approximately $10,408,000 at June 30, 2002, management believes it has adequate collateral to limit it's credit risks.

         The balance of impaired loans which included the loans on which the accrual of interest has been discontinued, was approximately $10,467,000 and $6,807,000 at June 30, 2002 and 2001, respectively. The
         Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the company recognizes the balances of impaired loans when analyzing its' loan loss reserve, the allowance for loan loss specifically associated with impaired loans was $ -0- at June 30, 2002. The income that was recognized on impaired loans during the six-month period ended June 30, 2002 was $-0-. The cash collected on impaired loans during the same period was $-0- of which $-0- was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during the six-month period ending June 30, 2002 was $3,000. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its' subsidiaries for the six-month period ended June 30, 2002.

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


FINANCIAL CONDITION
-------------------

         Total consolidated assets as of June 30, 2002 were $1,021 million, an increase of $90 million from the $931 million reported at year-end, December 31, 2001. This increase is primarily due to new deposits generated during the year, along with the utilization of low interest rates offered on advances at the F.H.L.B. of Pittsburgh.

         Total loans decreased $36.1 million from the $646.2 million level at December 31, 2001 to $610.1 million at June 30, 2002. This decrease is attributed to the slow pace of the economic recovery and stiff loan competition that is occurring throughout the industry. The year-to-date average balance of loans was $616.0 million at June 30, 2002.

          The allowance for loan loss increased $270,000 to $12.2 million at June 30, 2002 from $11.9 million at December 31, 2001. The level of allowance for loan loss reserve represents approximately 2.0% of total loans at June 30, 2002 versus 1.8% at December 31, 2001. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $87.1 million increase in total investment securities is primarily attributable to the redeployment of excess cash on hand to achieve a higher rate of return.

         Total cash and cash equivalents increased $36.2 million from $40.0 million level at December 31, 2001 to $76.2 million at June 30, 2002. This increase was primarily due to anticipated investments settlements and certificate of deposit redemptions for upcoming month.

         Total deposits, the primary source of funds, increased $30.6 million to $732.5 million at June 30, 2002, from $701.9 million at December 31, 2001. This increase in deposits is primarily due to the competitive rates of our Royal Treasury money market and the opening of our new Grant Avenue Branch. The balance of brokered deposits was $160.4 million, representing approximately 22% of total deposits at June 30, 2002. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder

         Consolidated stockholder's equity increased $5.6 million to $114.0 million at June 30, 2002 from $108.4 million at December 31, 2001. This increase is primarily due to net income of $8.1 million, partially offset by two quarterly cash dividends totaling $5.3 million. Additionally, stockholder's equity increased by $1.8 million due to an adjustment in the market value of available-for-sale investment securities during the first six months of 2002.


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

         Consolidated net income for the three months ended, June 30, 2002 was $3.9 million or $.34 basic earnings per share, as compared to net income of $3.8 million or $.34 basic earnings per share for the same three month period in 2001. During the second quarter ended June 30, 2001 the Company had approximately $900 thousand in extraordinary tax benefits from loss carryovers attributed to its purchase of Knoblauch State Bank and historical tax credits from Crusader Holding Corporation. Consolidated net income for the six months ended, June 30, 2002 was $8.1 million or $.71 basic earnings per share, as compared to net income of $7.7 million or $.68 basic earnings per share for the same six month period in 2001. This increase is primarily due to a higher return from the increase in the balance of earning assets.

         For the second quarter 2002, net interest income was $9.6 million as compared to $8.6 million for the same quarter in 2001, an increase of $1 million or 12%. This increase is primarily due to an increase in the average balance in earning assets in the second quarter period of 2002 versus the same period in 2001. Interest income on loans increased $1.2 million for the second quarter of 2002 versus 2001 primarily due to higher average balance of loans during the same period. Interest income on investment securities increased $2.6 million, an 83% increase over the same three-month period in 2001, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings increased $2.8 million to $9.2 million as compared to $6.4 million for the same three-month period in 2001. This increase in interest expense is primarily due to an increase in the average interest bearing liabilities balance in the second quarter of 2002.

         Provision for loan losses was $50,000 for the second quarter of 2002 and $0 for the same three-month period in 2001. Charge-offs and recoveries were $167,000 and $170,000 respectively, for the three-month period ended June 30, 2002 versus $21,000 and $83,000, respectively, for the same three-month period in 2001. Overall, management considers the current level of allowance for loan loss to be adequate at June 30, 2002.

         Total non-interest income for the three-month period ended June 30, 2002 was $534,000 as compared to $249 thousand for the same three-month period in 2001. The $285 thousand increase in 2002 is primarily due to an increase in gains on sale of loans, which is primarily attributed to the Crusader Mortgage Division.

         Total non-interest expense for the three months ended June 30, 2002 was $4.7 million, a decrease of $77,000, as compared to $4.7 million for the same period in 2001. This decrease in non-interest expense is primarily due to a smaller contribution to the Company's Stock Appreciation Rights Program during this quarter as compared to the same three-month period in 2001.


CAPITAL ADEQUACY
----------------

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 2002, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                           June 30, 2002    December 31, 2001
                                           -------------    -----------------
         Capital Levels
           Tier 1 leverage ratio               12.4%              14.1%
           Tier 1 risk-based ratio             15.1%              14.4%
           Total risk-based ratio              16.3%              15.9%

         Capital Performance
           Return on average assets             1.6% (1)           2.0% (1)
           Return on average equity            14.7% (1)          15.0% (1)
              (1) annualized

         The Company's ratios compare favorably to the minimum required amounts of Tier 1 and total capital to "risk weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulators. The Company currently meets the criteria for a well-capitalized institution, and management believes that the Company will continue to meet its' minimum capital requirements. At present, the Company has no commitments for significant capital expenditures.

         The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities that, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

LIQUIDITY & INTEREST RATE SENSITIVITY
-------------------------------------

         Liquidity is the ability to ensure that adequate funds will be available to meet its' financial commitments as they become due. In managing its' liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration is the repayment of loans. These sources provide alternatives to meet its' short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is generally maintained equal to or greater than 25% of deposits and short-term liabilities.

         The liquidity ratio of the Company remains strong at approximately 44% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2002:

Interest Rate Sensitivity
-------------------------
(in millions)                                          Days
                                               ---------------------       1 to 5       Over 5       Non-rate
Assets (1)                                     0 - 90       91 - 365       Years         Years       Sensitive       Total
----------                                     ------       --------       -----         -----       ---------       -----
Interest-bearing deposits in banks             $ 65.0        $   --        $   --        $   --        $   --      $   65.0
Federal funds sold                               10.3            --            --            --            --          10.3
Investment securities:
       Available for sale                        10.3           4.1          25.5         217.4            --         257.3
       Held to maturity                            .1           1.3          31.4          20.6            --          53.4
                                               ------        ------        ------        ------        ------      --------
    Total investment securities                  10.4           5.4          56.9         238.0            --         310.7
Loans: (2)
       Fixed rate (3)                            16.4          30.2         115.9          94.9            --         257.4
       Variable rate                            203.8          17.2         117.3           2.3            --         340.6
                                               ------        ------        ------        ------        ------      --------
    Total loans                                 220.2          47.4         233.2          97.2            --         598.0
Other assets (4)                                   --            --            --            --          37.0          37.0
                                               ------        ------        ------        ------        ------      --------
    Total Assets                               $305.9        $ 52.8        $290.1        $335.2        $ 37.0      $1,021.0
                                               ======        ======        ======         =====        ======      ========

Liabilities & Capital
---------------------
Deposits:
       Non interest bearing deposits           $   --        $   --        $   --        $   --         $50.2      $   50.2
       Interest bearing deposits (5)             82.7            --         248.0            --            --         330.7
       Certificate of deposits                   50.6         137.1         133.0          31.0            --         351.7
                                               ------        ------        ------        ------        ------      --------
    Total deposits                              133.3         137.1         381.0          31.0          50.2         732.6

Borrowings                                       77.5            --          80.0            --            --         157.5
Other liabilities                                  --            --            --                        16.5          16.9
                                                                                             .4
Capital                                            --            --            --            --         114.0         114.0
                                               ------        ------        ------        ------        ------      --------
    Total liabilities & capital                $210.8        $137.1        $461.0        $ 31.4        $180.7      $1,021.0
                                               ======        ======        ======         =====        ======      ========

Net  interest rate  GAP                        $ 95.1        ($84.3)      ($170.9)       $303.8       ($143.7)
                                               ======        ======        ======         =====        ======

Cumulative interest rate  GAP                  $ 95.1        $ 10.8       ($160.1)       $143.7            --
                                               ======        ======        ======         =====        ======
GAP to total  assets                               9%          (8%)
                                               ======        ======
GAP to total equity                               83%         (74%)
                                               ======        ======
Cumulative GAP to total assets                     9%            1%
                                               ======        ======
Cumulative GAP to total equity                    83%           10%
                                               ======        ======

(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at June 30, 2002.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities and use of Proceeds

  None

Item 3. Default and Upon Senior Securities

  None

Item 4. Submission of Matters to Vote Security Holders

On Wednesday May 15, 2002, the Annual Meeting of Shareholders of Royal Bancshares of Pennsylvania was convened in Philadelphia, PA at 6:30 P.M. The following nominees were elected as Class III Directors of the Registrant to serve for a three-year term:

                                           For         Withhold Authority
                                   --------------------------------------
         Carl M. Cousins               23,959,008            32,803
         John M. Decker                23,957,390            34,421
         Evelyn R. Tabas               23,929,256            62,555
         Lee E. Tabas                  23,930,191            61,620
         Edward B. Tepper              23,959,008            32,803


Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

 None

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       ----------------------------------


         In connection with the Quarterly Report of Royal Bancshares ("Royal") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Joseph P. Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Royal as of the dates and for the period expressed in the Report.


                                                       /s/  Joseph P. Campbell
                                                       ------------------------
                                                       Chief Executive Officer


Date: August 13, 2002.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------
                       PURSUANT TO 18 U.S.C. SECTION 1350
                       ----------------------------------


         In connection with the Quarterly Report of Royal Bancshares ("Royal") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, James J McSwiggan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Royal as of the dates and for the period expressed in the Report.


                                                      /s/  James J. McSwiggan
                                                      -------------------------
                                                      Chief Financial Officer


Date: August 13, 2002.

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



                                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                                  (Registrant)



Dated: August 13th, 2002            /s/ James J. McSwiggan
                                    -------------------------------------------
                                    James J. McSwiggan, CFO & Treasurer



Dated: August 13th, 2002            /s/ Jeffrey T. Hanuscin
                                    -------------------------------------------
                                    Jeffrey T. Hanuscin, VP of Finance




















19