Form 10-Q
period 2002-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2002-11-14
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               for the quarterly period ended: September 30, 2002
                                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from:_________ to____________

                        Commission file number: 0-26366
                                                -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                     --------------------------------------
           (Exact name of the registrant as specified in its charter)

            PENNSYLVANIA                                 23-2812193
            ------------                                 ----------
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

                                       N/A
                                    ---------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock                        Outstanding at September 30, 2002
--------------------                        ---------------------------------
$2.00 par value                                        9,594,647

Class B Common Stock                        Outstanding at September 30, 2002
--------------------                        ---------------------------------
$.10 par value                                         1,860,968

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                        ASSETS                                                            Sep 30, 2002           Dec 31, 2001
                                                                                           (Unaudited)
                                                                                           ----------              --------
Cash and due from banks                                                                    $   25,012              $ 32,918
Federal funds sold                                                                             19,280                 7,100
                                                                                           ----------              --------
               Total cash and cash equivalents                                                 44,292                40,018
                                                                                           ----------              --------
Investment securities held to maturity (fair value of $35,627 at
        September 30, 2002 and $94,625 at December 31, 2001)                                   33,176                92,903
Investment securities available for sale - at fair value                                      409,422               129,755
Total loans                                                                                   588,068               646,235
    Less allowance for loan losses                                                             12,209                11,888
                                                                                           ----------              --------
               Net loans                                                                      575,859               634,347
Premises and equipment, net                                                                     8,286                 8,512
Accrued interest and other assets                                                              26,577                25,445
                                                                                           ----------              --------
                      Total assets                                                         $1,097,612              $930,980
                                                                                           ==========              ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                                   $52,881               $51,991
       Interest bearing (includes certificates of deposit in excess of $100 of $200,235 at September 30, 2002 and
         $303,793 at December 31, 2001)                                                       749,433               649,869
                                                                                           ----------              --------
               Total deposits                                                                 802,314               701,860
    Accrued interest payable                                                                   10,722                11,634
    Borrowings                                                                                157,500               100,225
    Other liabilities                                                                           8,291                 8,175
                                                                                           ----------              --------
               Total liabilities                                                              978,827               821,894
                                                                                           ----------              --------
MINORITY INTEREST                                                                                 607                   637

Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         9,594,647 at September 30, 2002 and 8,848,867 at December 31, 2001                    19,189                17,698
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,860,968 at September 30, 2002 and 1,804,693 at December 31, 2001                       186                   180
    Additional paid in capital                                                                 76,982                65,011
    Retained earnings                                                                          22,638                30,457
    Accumulated other comprehensive income (loss)                                               1,448               (2,632)
                                                                                           ----------              --------
                                                                                              120,443               110,714
    Treasury stock - at cost, shares of Class A, 215,388 at September 30, 2002,
      and December 31, 2001.                                                                  (2,265)               (2,265)
                                                                                           ----------              --------
                     Total stockholders' equity                                               118,178               108,449
                                                                                           ----------              --------
                     Total liabilities and stockholders' equity                            $1,097,612              $930,980
                                                                                           ==========              ========

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        Three months ended
                                                                           September 30,
                                                                     -----------------------
(in thousands, except per share data)                                  2002           2001
                                                                     -------         -------
Interest income
    Loans, including fees                                            $13,255         $15,181
    Investment securities held to maturity                               852           2,409
    Investment securities available for sale                           5,461           2,006
    Deposits in banks                                                    146             148
    Federal funds sold                                                    83             157
                                                                     -------         -------
           TOTAL INTEREST INCOME                                      19,797          19,901
                                                                     -------         -------
Interest expense
    Deposits                                                           7,151           8,297
    Borrowings                                                         2,103           1,573
                                                                     -------         -------
           TOTAL INTEREST EXPENSE                                      9,254           9,870
                                                                     -------         -------
           NET INTEREST INCOME                                        10,543          10,031
      Provision for loan losses                                           --              --
                                                                     -------         -------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                         10,543          10,031
                                                                     -------         -------

Other income
    Service charges and fees                                             302             243
    Gains on sales of investment securities available for sale           543              60
    Gains on sales of other real estate                                  142              32
    Gains on sales of loans                                              230             165
    Other income                                                          13              72
                                                                     -------         -------
                                                                       1,230             572
                                                                     -------         -------
Other expenses
    Salaries & wages                                                   1,873           2,300
    Employee benefits                                                    438             916
    Occupancy and equipment                                              319             480
    Other operating expenses                                           2,213           1,484
                                                                     -------         -------
                                                                       4,843           5,180
                                                                     -------         -------

           INCOME BEFORE INCOME TAXES                                  6,930           5,423
    Income taxes                                                       2,468           1,851
                                                                     -------         -------
           NET INCOME                                                $ 4,462         $ 3,572
                                                                     =======         =======
    Per share data
        Net income - basic                                           $   .39         $   .32
                                                                     =======         =======
        Net income - diluted                                         $   .38         $   .31
                                                                     =======         =======

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        Nine months ended
                                                                          September 30,
                                                                     -----------------------
(in thousands, except per share data)                                  2002           2001
                                                                     -------         -------
Interest income
    Loans, including fees                                            $40,387         $38,033
    Investment securities held to maturity                             3,392           5,489
    Investment securities available for sale                          13,181           5,121
    Deposits in banks                                                    597             253
    Federal funds sold                                                   215             683
                                                                     -------         -------
           TOTAL INTEREST INCOME                                      57,772          49,579
                                                                     -------         -------
Interest expense
    Deposits                                                          22,178          19,781
    Borrowings                                                         5,520           2,581
                                                                     -------         -------
           TOTAL INTEREST EXPENSE                                     27,698          22,362
                                                                     -------         -------
           NET INTEREST INCOME                                        30,074          27,217
      Provision for loan losses                                          250              --
                                                                     -------         -------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                         29,824          27,217
                                                                     -------         -------

Other income
    Service charges and fees                                             847             738
    Gains on sales of investment securities available for sale           529              60
    Gains on sales of other real estate                                  400             136
    Gains on sales of loans                                              608             189
    Other income                                                          47             101
                                                                     -------         -------
                                                                       2,431           1,224
                                                                     -------         -------
Other expenses
    Salaries & wages                                                   5,681           5,794
    Employee benefits                                                  1,335           2,361
    Occupancy and equipment                                              875             857
    Other operating expenses                                           6,030           4,327
                                                                     -------         -------
                                                                      13,921          13,339
                                                                     -------         -------

           INCOME BEFORE INCOME TAXES                                 18,334          15,102
    Income taxes                                                       5,761           3,804
                                                                     -------         -------
           NET INCOME                                                $12,573         $11,298
                                                                     =======         =======
    Per share data
        Net income - basic                                           $  1.09         $  1.00
                                                                     =======         =======
        Net income - diluted                                         $  1.08         $   .97
                                                                     =======         =======

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      Nine Months ended September 30, 2002
                                   (UNAUDITED)

                                                    Class A Common Stock        Class B Common Stock      Additional
                                                   ----------------------      ----------------------      Paid in       Retained
(in thousands)                                      Shares        Amount        Shares        Amount       Capital       Earnings
                                                   --------      --------      --------      --------     ----------     --------
Balance, January 1, 2002                            8,849       $17,698         1,805          $180         $65,011       $30,457

Net income for the nine months ended Sept. 30,          -             -             -             -               -        12,573

Conversion of Class B common stock to Class A
    Common stock                                       60           120           (52)           (5)              -          (115)
Purchase of treasury stock                              -             -             -             -               -             -
6% stock dividend declared                            518         1,035           108            11          11,285       (12,331)
Cash dividends on common stock                          -             -             -             -               -        (7,939)
Cash in lieu of fractional shares                       -             -             -             -               -            (7)
Stock options exercised                               168           336             -             -             686             -
Other comprehensive income, net of
    Reclassifications and taxes                         -             -             -             -               -             -
                                                    -----       -------         -----          ----         -------       -------
Comprehensive income


Balance, September 30, 2002                         9,595       $19,189         1,861          $186         $76,982       $22,638
                                                    =====       =======         =====          ====         =======       =======


                                                                          Accumulated
                                                                             Other
                                                           Treasury     Comprehensive    Comprehensive
(in thousands)                                               Stock      Income (loss)       Income
                                                          ------------ ----------------------------------

Balance, January 1, 2002                                    $(2,265)      $(2,632)

Net income for the nine months ended Sept. 30,                    -             -          $12,573

Conversion of Class B common stock to Class A
    Common stock                                                  -             -                -
Purchase of treasury stock                                        -             -                -
6% stock dividend declared                                        -             -
Cash dividends on common stock                                    -             -                -
Cash in lieu of fractional shares                                 -             -                -
Stock options exercised                                           -             -                -
Other comprehensive income, net of
    Reclassifications and taxes                                   -         4,080            4,080
                                                            -------        ------          -------
Comprehensive income                                                                       $16,653
                                                                                           =======

Balance, September 30, 2002                                 $(2,265)       $1,448
                                                            =======        ======

The accompanying notes are an integral part of the financial statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Nine months ended September 30,
                                 (in thousands)

Cash flows from operating activities                                         2002            2001
                                                                           --------         -------
    Net income                                                              $12,573         $11,298
    Adjustments to reconcile net income to
           net cash provided by (used in) operating activities
        Depreciation                                                            946             555
        Provision for loan loss                                                 250              --
        Amortization of premiums and discounts on loans,
        mortgage-backed securities and investments                             (469)         (2,249)
        Benefit for deferred income taxes                                     3,563            (264)
        (Gains) on other real estate                                           (400)           (136)
        (Gains) on sales of loans                                              (608)           (189)
        (Gains) on sales of investment securities                              (529)            (60)
      Changes in assets and liabilities:
        Increase (decrease) in accrued interest receivable                   (2,688)         (1,004)
        Increase (decrease) in other assets                                  (1,320)         (1,522)
        Increase (decrease) in accrued interest payable                        (912)          1,008
        Increase (decrease) in unearned income on loans                        (836)           (269)
        Increase (decrease) in other liabilities                               (569)         (2,100)
                                                                           --------         -------
               Net cash provided by (used in) operating activities            9,001           5,068

Cash flows from investing activities
     Proceeds from calls/maturities of HTM investment securities             58,063          57,753
     Proceeds from calls/maturities of AFS investment securities            182,691           7,350
     Proceeds from sales of AFS investment securities                       115,250              --
     Purchase of HTM investment securities                                       --         (65,000)
     Purchase of AFS investment securities                                 (566,444)             --
     Purchase of FHLB Stock                                                  (3,000)             --
     Purchase of loans                                                           --             --
     Cash paid for asset acquisition                                             --         (15,239)
     Cash from entity acquired                                                   --          26,548
     Net decrease in loans                                                   59,003          14,400
     Purchase of premises and equipment                                        (720)         (1,870)
                                                                           --------         -------
               Net cash provided by (used in) investing activities         (155,157)         23,942

Cash flows from financing activities:
     Net increase in non-interest bearing and
        interest bearing demand deposits and savings accounts               227,001          21,315
     Net decrease in certificates of deposit                               (126,547)        (21,587)
     Mortgage payments                                                          (39)            (35)
     Net increase in borrowings                                              57,275           4,000
     Cash dividends                                                          (7,939)         (6,730)
     Cash in lieu of fractional shares                                           (7)             (6)
     Issuance of common stock under stock option plans                          686             169
     Purchase of treasury stock                                                  --              --
                                                                           --------         -------
               Net cash provided by (used in) financing activities          150,430          (2,874)
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                  4,274          26,136
Cash and cash equivalents at beginning of year                               40,018          43,222
                                                                           --------         -------
Cash and cash equivalents at end of year                                   $ 44,292         $69,358
                                                                           ========         =======

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

                                              Nine months ended Sept 30,
                                              --------------------------
                   (in thousands)              2002                2001
                                              ------             -------

               Interest income                $57,772            $64,560
               Interest expense                27,698             30,887
                                              -------            -------

               Net interest income             30,074             33,673

               Provision for loan losses          250                250
               Non-interest income              2,431              1,964
               Non-interest expense            13,921             16,662
               Income tax expense               5,761              6,374
                                              -------            -------

               Net income                     $12,573            $12,351
                                              =======            =======

(1) During the second quarter of 2002, the wholly-owned subsidiary of the Company, Royal Investments of Delaware, changed it's name to Royal Equity Partners, Inc. ("REP"). REP now originates mezzanine loans in commercial real estate transactions.

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

                                                                         Three months ended September 30, 2002
                                                                       Income       Average shares     Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------       ------
        Basic EPS
             Income available to common shareholders                    $4,462           11,519           $0.39
          Effect of dilutive securities
             Stock options                                                                  171            (.01)
                                                                     ------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                      $4,462           11,690          $0.38

                                                                         Three months ended September 30, 2001
                                                                       Income       Average shares     Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------       ------
        Basic EPS
             Income available to common shareholders                    $3,572           11,337           $0.32
          Effect of dilutive securities
             Stock options                                                                  273            (.01)
                                                                     ------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                      $3,572           11,611           $0.31


                                                                          Nine months ended September 30, 2002
                                                                       Income       Average shares     Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------       ------
        Basic EPS
             Income available to common shareholders                   $12,573           11,492           $1.09
          Effect of dilutive securities
             Stock options                                                                  174            (.01)
                                                                     ------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                     $12,573           11,668           $1.08

                                                                          Nine months ended September 30, 2001
                                                                       Income       Average shares     Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------       ------
        Basic EPS
             Income available to common shareholders                   $11,298           11,326           $1.00
          Effect of dilutive securities
             Stock options                                                                  263            (.03)
                                                                     ------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                     $11,298           11,588           $0.97

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at September 30, 2002 are as follows:

                                       Amortized         Gross         Gross       Approximate
                                       Purchased      Unrealized     Unrealized       Fair            Carrying
(in thousands)                            Cost           Gains         Losses        Value              Value
                                       ---------      ----------     ----------    -----------        ---------
Held to maturity:
-----------------
Mortgage Backed                             $608        $   --        $    --       $    608          $    608
Other Securities                          32,568         2,451             --         35,019            32,568
                                        --------        ------       --------       --------          --------
                                        $ 33,176        $2,451        $    --       $ 35,627          $ 33,176
                                        ========        ======       ========       ========          ========

Available for sale:
-------------------
Federal Home Loan
   Bank Stock - at cost                 $  7,875        $   --        $    --       $  7,875          $  7,875
Mortgage Backed                           92,206           194             --         92,400            92,400
CMO's                                     87,226           862           (92)         87,996            87,996
US Agencies                               70,000           149             --         70,149            70,149
Other securities                         149,907         3,653         (2,558)       151,002           151,002
                                        --------        ------       --------       --------          --------
                                        $407,214        $4,858       ($2,650)       $409,422          $409,422
                                        ========        ======       ========       ========          ========

5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                            Three months ended Sept 30,
                                                            ---------------------------
                                                              2002               2001
                                                            -------            -------
                  (in thousands)
               Balance at beginning of period,              $12,158            $12,248

                 Loans charged-off                               --               (497)
                 Recoveries                                      51                 70
                                                            -------            -------
                      Net charge-offs and recoveries             51              (427)

                 Provision for loan losses                       --                 --
                                                            -------            -------

               Balance at end of period                     $12,209            $11,821
                                                            =======            =======


                                                             Nine months ended Sept 30,
                                                            ---------------------------
                                                              2002               2001
                                                            --------           -------
                  (in thousands)
               Balance at beginning of period,              $11,888            $11,973

                 Loans charged-off                             (294)              (519)
                 Recoveries                                     365                367
                                                            -------            -------
                      Net charge-offs and recoveries             71               (152)

                 Provision for loan losses                      250                 --
                                                            -------            -------

               Balance at end of period                     $12,209            $11,821
                                                            =======            =======

6.       Non-performing loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $13.3 million and $7.4 million at September 30, 2002 and 2001, respectively. Although the Company has non-performing loans of approximately $13.3 million at September 30, 2002, management believes it has adequate collateral to limit it's credit risks.

         The balance of impaired loans which included the loans on which the accrual of interest has been discontinued, was approximately $13.4 million and $7.5 million at September 30, 2002 and 2001, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the company recognizes the balances of impaired loans when analyzing its' loan loss reserve, the allowance for loan loss associated with impaired loans was $ 3 million at September 30, 2002. The income that was recognized on impaired loans during the nine-month period ended September 30, 2002 was $-0-. The cash collected on impaired loans during the same period was $1 million of which $1 million was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its' subsidiaries for the nine-month period ended September 30, 2002.

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

FINANCIAL CONDITION

         Total consolidated assets as of September 30, 2002 were $1,098 million, an increase of $167 million from the $931 million reported at year-end, December 31, 2001. This increase is primarily due to new deposits generated during the year, along with the utilization of low interest rates offered on advances at the F.H.L.B. of Pittsburgh.

         Total loans decreased $58.1 million from the $646.2 million level at December 31, 2001 to $588.1 million at September 30, 2002. This decrease is attributed to the slow pace of the economic recovery and stiff loan competition that is occurring throughout the industry. The year-to-date average balance of loans was $609.0 million at September 30, 2002.

          The allowance for loan loss increased $321,000 to $12.2 million at September 30, 2002 from $11.9 million at December 31, 2001. The level of allowance for loan loss reserve represents approximately 2.1% of total loans at September 30, 2002 versus 1.8% at December 31, 2001. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $219.9 million increase in total investment securities is primarily attributable to the redeployment of excess cash on hand to achieve a higher rate of return.

         Total cash and cash equivalents increased $4.3 million from $40.0 million level at December 31, 2001 to $44.3 million at September 30, 2002.

         Total deposits, the primary source of funds, increased $100.4 million to $802.3 million at September 30, 2002, from $701.9 million at December 31, 2001. This increase in deposits is primarily due to the competitive rates of our Royal Treasury money market and the opening of our new Grant Avenue Branch. The balance of brokered deposits was $142.9 million, representing approximately 18% of total deposits at September 30, 2002. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

         Consolidated stockholder's equity increased $9.1 million to $117.5 million at September 30, 2002 from $108.4 million at December 31, 2001. This increase is primarily due to net income of $12.6 million, partially offset by three quarterly cash dividends totaling $7.9 million. Additionally, stockholder's equity increased by $3.4 million due to an adjustment in the market value of available-for-sale investment securities during the first nine months of 2002.

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

         Consolidated net income for the three months ended, September 30, 2002 was $4.5 million or $.39 basic earnings per share, as compared to net income of $3.6 million or $.32 basic earnings per share for the same three month period in 2001. During the third quarter ended September 30, 2002 the Company had approximately $550 thousand in gains from sale of $110 million of investment securities classified as available for sale investments. Consolidated net income for the nine months ended, September 30, 2002 was $12.6 million or $1.09 basic earnings per share, as compared to net income of $11.3 million or $1.00 basic earnings per share for the same nine month period in 2001. This increase is primarily due to a higher return from the increase in the balance of earning assets.

         For the third quarter 2002, net interest income was $10.5 million as compared to $10.0 million for the same quarter in 2001, an increase of $500 thousand or 5%. This increase is primarily due to an increase in the average balance in earning assets in the third quarter period of 2002 versus the same period in 2001. Interest income on loans decreased $1.9 million for the third quarter of 2002 versus 2001 primarily due to a decrease in the average balance of loans during the same period. Interest income on investment securities increased $1.9 million, a 43% increase over the same three-month period in 2001, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings decreased $0.6 million to $9.3 million as compared to $9.9 million for the same three-month period in 2001. This decrease in interest expense is primarily due the reduction of interest rates on deposits and borrowings

         Provision for loan losses was $0 for the third quarter of 2002 and $0 for the same three-month period in 2001. Charge-offs and recoveries were $0 and $51,000 respectively, for the three-month period ended September 30, 2002 versus $497,000 and $70,000, respectively, for the same three-month period in 2001. Overall, management considers the current level of allowance for loan loss to be adequate at September 30, 2002.

         Total non-interest income for the three-month period ended September 30, 2002 was $1.2 million as compared to $572 thousand for the same three-month period in 2001. The $658 thousand increase in 2002 is primarily due to gains realized through the sale of investment securities completed during the quarter.

         Total non-interest expense for the three months ended September 30, 2002 was $4.8 million, a decrease of $337 thousand, as compared to $5.2 million for the same period in 2001. This decrease in non-interest expense is primarily due to a smaller contribution to the Company's Stock Appreciation Rights Program during this quarter as compared to the same three-month period in 2001.

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At September 30, 2002, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                 September 30, 2002          December 31, 2001
                                                 ------------------          -----------------
             Capital Levels
               Tier 1 leverage ratio                   10.3%                       14.1%
               Tier 1 risk-based ratio                 15.1%                       14.4%
               Total risk-based ratio                  16.4%                       15.9%

             Capital Performance
               Return on average assets                 1.6%(1)                     2.0%(1)
               Return on average equity                15.3%(1)                    15.0%(1)
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

         The liquidity ratio of the Company remains strong at approximately 37% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2002:

Interest Rate Sensitivity
(in millions)

                                                    Days
                                          --------------------------     1 to 5        Over 5      Non-rate
Assets (1)                                  0 - 90       91 - 365        Years         Years       Sensitive       Total
                                          ------------------------------------------------------------------------------
Interest-bearing deposits in banks           $25.0           $--           $--           $--           $--         $25.0
Federal funds sold                            19.3            --            --            --            --          19.3
Investment securities:
       Available for sale                      0.4           4.1          38.7         366.2            --         409.4
       Held to maturity                         --           3.3          29.5           0.4            --          33.2
                                          ------------------------------------------------------------------------------
    Total investment securities                0.4           7.4          68.2         366.6            --         442.6
Loans: (2)
       Fixed rate (3)                         21.1          20.4         149.9          82.3            --         273.7
       Variable rate                         145.9          46.4          92.9          17.0            --         302.2
                                          ------------------------------------------------------------------------------
    Total loans                              167.0          66.8         242.8          99.3            --         575.9
Other assets (4)                                --            --            --            --          34.8          34.8
                                          ------------------------------------------------------------------------------
    Total Assets                            $211.7         $74.2        $311.0        $465.9         $34.8      $1,097.6
                                          ==============================================================================

Liabilities & Capital
Deposits:
       Non interest bearing deposits           $--           $--           $--           $--         $52.9         $52.9
       Interest bearing deposits (5)         102.8            --         308.4            --            --         411.2
       Certificate of deposits                38.7         112.3         157.5          29.7            --         338.2
                                          ------------------------------------------------------------------------------
    Total deposits                           141.5         112.3         465.9          29.7          52.9         802.3
Borrowings                                    40.0            --          80.0          37.5            --         157.5
Other liabilities                               --            --            --            .4          19.2          19.6
Capital                                         --            --            --            --         118.2         118.2
                                          ------------------------------------------------------------------------------
    Total liabilities & capital             $181.5        $112.3        $545.9         $67.6        $190.3      $1,097.6
                                          ==============================================================================

Net interest rate  GAP                       $30.2        ($38.1)      ($234.9)       $398.3       ($156.0)
                                          ================================================================

Cumulative interest rate  GAP                $30.2         ($7.9)      ($242.8)       $156.0            --
                                          ================================================================
GAP to total assets                             3%           (3%)
                                          ======================
GAP to total equity                            26%          (32%)
                                          ======================
Cumulative GAP to total assets                  3%           (1%)
                                          ======================
Cumulative GAP to total equity                 26%           (7%)
                                          ======================

(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at September 30, 2002.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

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

ITEM 4 - CONTROLS AND PROCEDURES

         We maintain a system of controls and procedures designed to provide reasonable assurance to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        RECENT ACCOUNTING PRONOUNCEMENTS

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

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on November 13, 2002.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James J. McSwiggan, Chief Financial Officer of Royal Bancshares of Pennsylvania on November 13, 2002.

         (b) The company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                          (Registrant)



Dated: November 13th, 2002     /s/ James J. McSwiggan
                               ---------------------------------------
                                   James J. McSwiggan, CFO & Treasurer



Dated: November 13th, 2002     /s/ Jeffrey T. Hanuscin
                               --------------------------------------
                                   Jeffrey T. Hanuscin, VP of Finance

                                  CERTIFICATION


I, Joseph P. Campbell, Chief Executive Officer, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of Royal Bancshares of Pennsylvania.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002              By:  /s/ Joseph P. Campbell
                                          -----------------------
                                          Joseph P. Campbell
                                          Chief Executive Officer

                                  CERTIFICATION


I, James J. McSwiggan, Chief Financial Officer, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of Royal Bancshares of Pennsylvania.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                By: /s/ James J McSwiggan
                                           -----------------------
                                           James J. McSwiggan
                                           Chief Financial Officer


20