Form 10-K
period 2002-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2003-03-28
CIK 922487

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                                  FORM 10 - K

                                   (Mark One)

 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                 For the fiscal year ended December 31, 2002 or

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from       to



                         Commission File Number 0-26366


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
             (Exact name of registrant as specified in its charter)


                 Pennsylvania                               23-2812193
 ----------------------------------------------         ------------------
 (State of other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                         Identification No.)

            732 Montgomery Avenue,
            Narberth, Pennsylvania                             19072
   ----------------------------------------                 ------------
   (Address of principal executive offices)                 (Zip Code)


                                 (610) 668-4700
                ------------------------------------------------
                (Issuer's telephone number, including area code)


  ----------------------------------------------------------------------------
  (Former name, former address and former year, if changed since last report)

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes |X| No |_|

The aggregate market value of common shares of the Registrant held by non-affiliates, based on the closing sale price as of February 28, 2003 was $82,318,520.

As of February 28, 2003, the Registrant had 9,887,447 and 1,913,875 shares outstanding of Class A and Class B common stock, respectively.
===============================================================================

Item 1. BUSINESS

The Company

    Royal Bancshares of Pennsylvania, Inc. ("Royal Bancshares") is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Royal Bancshares is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank of Pennsylvania ("Royal Bank"), all of the outstanding shares of common stock of Royal Bank were acquired by the Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. The principal activities of Royal Bancshares are owning and supervising Royal Bank, which engages in a general banking business in Montgomery County, Pennsylvania. Royal Bank operates one Branch in New Jersey under the registered fictitious name of Royal Bank of America. Royal Bancshares also has a wholly owned non-bank subsidiary, Royal Equity Partners, Inc., which is engaged in investment activities. At December 31, 2002, Royal Bancshares had consolidated total assets of approximately $1.09 billion, total deposits of approximately $820 million and stockholders' equity of approximately $121 million.

    From time to time, Royal Bancshares may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. When we use words such as "believes", or "expects", "anticipates" or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, Royal Bancshares notes that a variety of factors could cause Royal Bancshares actual results and experience to differ materially from the anticipated results or other expectations expressed in Royal Bancshares forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of Royal Bancshares business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations: business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

    The company has one reportable operating segment, Community Banking, as described in Note C of the Notes to Consolidated Financial Statements included in this Report. The segment reporting information in Note C is incorporated by reference into this Item 1.

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

    Service Area. Royal Bank's primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, southern New Jersey and Delaware in the vicinity of Wilmington. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from fifteen branches located throughout Montgomery, Philadelphia and Berks counties along with our newest branch in New Jersey. The Bank also considers the states of Pennsylvania, New Jersey, New York and Delaware as a part of its service area for certain products and services. On occasion, Royal

Bank will do business with clients located outside of its service area. Royal Bank's legal headquarters are located at 732 Montgomery Avenue, Narberth, PA.

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

    Competition. The financial services industry in the company's service area is extremely competitive. The company's competitors within its service area include banks and bank holding companies with greater resources. Many competitors have substantially higher legal lending limits.

    In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies and other financial services companies offer products and services similar to those offered by the bank, on competitive terms.

    Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act, which give a broader range of products with which the bank must compete. Although the long-range effects of this development cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

    Employees. Royal Bancshares employed approximately 159 persons on a full-time equivalent basis as of December 31, 2002.

    Deposits. At December 31, 2002, total deposits of Royal Bank were distributed among demand deposits (7%), money market deposit accounts, savings and Super Now (53%) and time deposits (40%). At year-end 2002, deposits increased $117 million from year-end 2001, or 17%, primarily due to competitive rates and the addition of a new branch in Northeast Philadelphia.

    Lending. At December 31, 2002, Royal Bank had a total loan portfolio of $577 million, representing 53% of total assets. The loan portfolio is categorized into commercial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens and installment loans.

    Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank's size, objective of profit maintenance and stable capital structure.

Non-Bank Subsidiary

    On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Equity Partners, ("REP") as a wholly owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. REP buys, holds and sells investment securities and is seeking regulatory approval to invest in loans. At December 31, 2002, total assets of REP were $34 million, of which $16 million was held in cash and cash equivalents, $17 million in real estate development and loans and $24 thousand was held in investment securities.

    On June 22, 2001, Royal Bancshares through its wholly owned subsidiary Royal Bank of Pennsylvania, purchased 60% ownership in Crusader Servicing Corporation ("CSC") from Crusader Holding Corporation. Its legal headquarters is at 732 Montgomery Avenue, Narberth, PA. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2002, total assets of CSC were $48 million.

Products and Services with Reputation Risk

    Royal Bancshares offers a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by Royal Bancshares or any of its subsidiaries, whether legally justified or not, negative publicity with respect to any such product or service could have a negative impact on the company's reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on Royal Bancshares reputation.

Future Acquisitions

    Royal Bancshares's acquisition strategy consists of identifying financial institutions with business philosophies that are similar to the company's, which operate in strong markets that geographically compatible with our operations, and which can be acquired at an acceptable cost. In evaluating acquisitions opportunities, the company generally considers potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. Royal Bancshares currently has no formal commitments with respect to future acquisitions although discussions with acquisition candidates take place occasionally.

Concentrations, Seasonality

    Royal Bancshares does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant majority of loans are secured by real estate located in southeastern Pennsylvania. The business of Royal Bancshares and its subsidiaries is not seasonal in nature.

Environment Compliance

    Royal Bancshares and its subsidiaries' compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2002, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2003.

Supervision and Regulation

    Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities.

    The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulation on Royal Bancshares and its subsidiaries.

    To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. The company cannot determine the likelihood or timing of any such proposals or legislations or the impact they may have on Royal Bancshares and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on the company's business.

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

    Royal Bancshares is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to supervision by the Federal Reserve Board. The BHC Act requires Royal Bancshares to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the BHC Act prohibits Royal Bancshares from acquiring more than 5% of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

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

    Under the CRA, the FDIC is required to: (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank's record of meeting the credit needs of its entire community, including low-and moderate-income neighborhoods. This evaluation will include a descriptive rate ("outstanding", "satisfactory", "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. After its most recent examination of the Bank under CRA, the FDIC gave the Bank a CRA rating of satisfactory.

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

    The FDIC's guidelines establish the following limits for LTV ratios:

        Loan Category                                                          LTV Limit
          -------------                                                        ---------
        Raw Land                                                                  65%
        Land Development
        Construction:
          Commercial, Multifamily (includes condos and co-ops), and other
             Nonresidential                                                       80%
          Improved Property                                                       85%
        Owner occupied 1-4 Family and Home Equity (without credit
          enhancements)                                                           90%


    The guidelines provide exceptions to the LTV ratios for government-backed loans; loans facilitating the sale of real estate acquired by the lending institution in the normal course of business; loans where the Bank's decision to lend is not based on the offer of real estate as collateral and such collateral is taken only out of an abundance of caution; and loans renewed, refinanced, or restructured by the original lender to the same borrower, without the advancement of new money. The regulation also allows institutions to make a limited amount of real estate loans that do not conform to the proposed LTV ratios. Under this exception, the Bank would be allowed to make real estate loans that do not conform to the LTV ratio limits, up to an amount not to exceed 100% of the Bank's total capital.

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

    Royal Bancshares and Royal Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Royal Bancshares and Royal Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Royal Bancshares and Royal Bank.

Recent Legislation

    USA Patriot Act of 2001 In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements' and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.


Sarbanes-Oxley Act of 2002 On July 30, 2002, President Bush signed in law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

    The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of the requirements remains to be determined.

    The SOA addressed, among other matters:

        -      Audit committees for all reporting companies;

        - Certification of financial statements by the chief executive officer and chief financial officer;

        - The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

        - A prohibition on insider trading during pension plan black out periods;

        -      Disclosure of off-balance sheet transactions;

        - A prohibition on personal loans to directors and officers; expedited filings requirements for Form S-4;

        - Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

        -      "Real time" filing of periodic reports;

        -      The formation of a public accounting oversight board;

        -      Auditor independence; and

        - Various increased criminal penalties for violations of securities laws.

    The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with the respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

    Regulation W Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Section 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Section 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

        - To an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

        - To an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

    In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

        -      A loan or extension of credit to an affiliate;

        - A purchase of, or an investment in, securities issued by an affiliate;

        -      A purchase of assets from an affiliate, with some exceptions;

        - The acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

        - This issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

    In addition, under Regulation W:

        - A bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

        - Covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound bank practices; and

        - With some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

    Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

    Concurrently with the adoptions of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

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

Critical Accounting Policies, Judgments and Estimates

    The accounting and reporting policies of the company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

    The company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts of timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

    Royal Bancshares recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

    The accounting and reporting policies of Royal Bancshares conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to loans, the allowance for loan losses and deferred tax assets. These policies which significantly affect the determination of the company's financial position, results of operations and cash flows, are summarized in Note A "Summary of Significant Accounting Polices" of the Notes to Consolidated Financial Statements and are discussed in the section captioned "Recent Accounting Pronouncements" of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

Available Information

    Upon a shareholder's written request, a copy of the company's Annual Report on 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, on our website: RoyalBankPA.com or from Jeffrey T. Hanuscin, Chief Financial Officer, Royal Bank 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

ITEM 2. PROPERTIES

    Royal Bank has sixteen banking offices, which are located in Pennsylvania and one in Southern NJ.

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

- 401 Fairmount Avenue (1)                 Reading Office                                Phoenixville Office (1)
  Philadelphia, Pa. 19123                  501 Washington Street                         808 Valley Forge Road
                                           Reading, Pa. 19601                            Phoenixville, Pa. 19460
- 6526 Castor Avenue
  Philadelphia, PA 19149                   Philadelphia Loan Office (2)                  Royal Bank of America
                                           2 Penn Center                                 3501 Black Horse Pike
- 1650 Grant Avenue (1)                    Philadelphia, PA 19102                        Turnersville, NJ 08012
  Philadelphia, PA 19115
                                           Narberth Training Ctr. (1) (3)
Jenkintown Office (1)                      814 Montgomery Ave
600 Old York Road                          Narberth, PA 19072
Jenkintown, Pa 19046

---------------

(1) Owned
(2) Residential Loan Office--Not a branch
(3) Used for employee training

    Royal Bank owns nine of the above properties. One property is subject to a mortgage. The remaining nine properties are leased with expiration dates between 2002 and 2012. Royal Bank also leases storage warehouse space in Bridgeport, Pa. at an annual rate of eleven thousand dollars. During 2002, Royal Bank made aggregate lease payments of approximately $614,000. Royal Bank believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for Royal Bank's purposes. Royal Bank also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.

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

    None.

ITEM 5. MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY

    HOLDER MATTERS

    On September 6, 1988 the Royal Bancshares' Class A Common Stock commenced trading on the NASDAQ National Market System (NASDAQ/NMS). Royal Bancshares' NASDAQ Symbol is RBPAA and is included in the NASDAQ National Market Stock Table, which is published in most major newspapers. There is no market for Royal Bancshares' Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the range of high, low-end and closing bid prices for Royal Bancshares' stock as reported by NASDAQ.

                                   Bid Prices


2002                                                                                                     High       Low      Close
----                                                                                                     ----       ---      -----
First Quarter......................................................................................    $21.010    $18.495   $19.417
Second Quarter.....................................................................................     20.631     18.932    20.786
Third Quarter......................................................................................     21.165     16.505    17.767
Fourth Quarter.....................................................................................     21.311     17.165    20.777
2001                                                                                                     High       Low      Close
----                                                                                                     ----       ---      -----
First Quarter......................................................................................    $15.297    $11.473   $12.552
Second Quarter.....................................................................................     16.541     12.050    15.566
Third Quarter......................................................................................     20.091     14.646    16.063
Fourth Quarter.....................................................................................     18.455     15.114    18.455


(Source: This summary reflects information supplied by NASDAQ.)

    The bid information shown above is derived from statistical reports of the NASDAQ Stock Market and reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transaction. The bid prices reflect the 3% stock dividend that was declared on January 15, 2003. The NASDAQ Stock Market, Inc., is a wholly-owned subsidiary of National Association of Securities Dealers, Inc.

    The approximate number of recorded holders of Royal Bancshares' Class A and Class B Common Stock, as of February 28, 2003, is shown below:


Title of Class                                          Number of Record Holders
 ------------------                                     ------------------------
Class A Common Stock                                               379
Class B Common Stock                                               153


    Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was approximately 429 as of February 28, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

    The following two tables discloses the number of outstanding options, warrants and rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under the plans. The tables provides this information separately for equity compensation plans that have and have not been approved by security holders.


                                                                                                                      (c)
                                                                                                              Number of securities
                                                                    (a)                                     remaining available for
                                                          Number of securities to            (b)             future issuance under
                                                               be issued upon          Weighted-average       equity compensation
                                                          exercise of outstanding     exercise price of         plans (excluding
                                                           options, warrants and     outstanding options,   securities reflected in
                                                                   rights            warrants and rights           column (a))
                                                          -----------------------    --------------------   -----------------------
Outside Directors Stock Option Plan
Equity compensation plan approved by stockholders.....             78,717                   $13.18                  101,293
Equity compensation plan not approved by stockholders.                 --                       --                       --
                                                                   ------                   ------                  -------
Total.................................................             78,717                   $13.18                  101,293



                                                                                                                      (c)
                                                                                                              Number of securities
                                                                    (a)                                     remaining available for
                                                          Number of securities to            (b)             future issuance under
                                                               be issued upon          Weighted-average       equity compensation
                                                          exercise of outstanding     exercise price of         plans (excluding
                                                           options, warrants and     outstanding options,   securities reflected in
                                                                   rights            warrants and rights           column (a))
                                                          -----------------------    --------------------   -----------------------
Employees Stock Option Plan
Equity compensation plan approved by stockholders.....            489,022                   $14.40                  301,332
Equity compensation plan not approved by stockholders.                 --                       --                       --
                                                                  -------                   ------                  -------
Total.................................................            489,022                   $14.40                  301,332


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

    On January 15, 2003, the Board of Directors of Royal Bancshares declared a 3% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on February 12, 2003, to shareholders of record on January 29, 2003. The stock dividend resulted in the issuance of 281,196 additional shares of Class A common stock and 55,820 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

    Cash Dividends. Royal Bancshares paid cash dividends in each quarter of 2002 and 2001 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $11 million and $9.0 million for 2002 and 2001, respectively. The following table sets forth on a quarterly basis the dividend paid to holders of each Class A and Class B Common Stock for 2002 and 2001, adjusted to give effect to the stock dividends paid.


                                                                Cash Dividends
                                                                   Per Share
                                                               -----------------
2002                                                           Class A   Class B
  ----                                                         -------   -------
First Quarter .............................................    $.2300     $.2645
Second Quarter  ...........................................    $.2300     $.2645
Third Quarter  ............................................    $.2300     $.2645
Fourth Quarter  ...........................................    $.2375     $.2731



                                                                Cash Dividends
                                                                   Per Share
                                                               -----------------
2002                                                           Class A   Class B
  ----                                                         -------   -------
First Quarter .............................................     $.21      $.2415
Second Quarter ............................................     $.21      $.2415
Third Quarter .............................................     $.21      $.2415
Fourth Quarter ............................................     $.23      $.2645


    Future dividends must necessarily depend upon net income, capital requirements, appropriate legal restrictions and other factors relevant at the time the Board of Directors of Royal Bancshares considers dividend policy. Cash necessary to fund dividends available for dividend distributions to the shareholders of Royal Bancshares must initially come from dividends paid by the Royal Bank to Royal Bancshares. Therefore, the restrictions on the Royal Bank's dividend payments are directly applicable to Royal Bancshares. Under the Pennsylvania Banking Code of 1965, as amended, Royal Bank places a restriction on the availability of capital surplus for payment of dividends.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial and operating information for Royal Bancshares should be read in conjunction with ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes in ITEM 8:


                                                                                               Years ended December 31,
                                                                                  -------------------------------------------------
                                                                                   2002       2001       2000      1999       1998
                                                                                   ----       ----       ----      ----       ----
                                                                                        (in thousands, except per share data)
Income Statement Data (in thousands)
Interest income...............................................................    $77,104   $69,224    $58,875    $44,682   $40,640
Interest expense..............................................................     36,491    31,808     22,549     15,922    13,163
                                                                                  -------   -------    -------    -------   -------
Net interest income...........................................................     40,613    37,416     36,326     28,760    27,477
Provision for loan losses.....................................................        250        --        250         --     4,770
                                                                                  -------   -------    -------    -------   -------
Net interest income after loan losses.........................................     40,363    37,416     36,076     28,760    22,707
 Gains on sale of loans.......................................................        767       372         --         45         4
 Gains on sale of real estate.................................................        455       188         53        350        --
 Gains(losses) on investments.................................................        790        60     (1,302)        --        --
 Other income.................................................................      1,188     1,118      1,207      1,644     3,570
                                                                                  -------   -------    -------    -------   -------
Total other income............................................................      3,200     1,738        (42)     2,039     3,574
Income before other expenses & income taxes...................................     43,563    39,154     36,034     30,799    26,281
Non-interest expense
 Salaries and benefits........................................................     9,440     10,479      7,979      7,265     5,028
 Other........................................................................     9,481      7,124      5,813      5,865     5,845
                                                                                  -------   -------    -------    -------   -------
Total operating expenses......................................................    18,921     17,603     13,792     13,130    10,873
                                                                                  -------   -------    -------    -------   -------
Income before taxes...........................................................    24,642     21,551     22,242     17,669    15,408
Incomes taxes.................................................................     7,237      5,797      7,982      5,564     4,624
                                                                                  -------   -------    -------    -------   -------
Net income....................................................................    $17,405   $15,754    $14,260    $12,105   $10,784
                                                                                  =======   =======    =======    =======   =======
Basic earnings per share (1)..................................................    $  1.47   $  1.35    $  1.22    $  1.05   $  0.95
Diluted earnings per share (1)................................................    $  1.44   $  1.33    $  1.21    $  1.04   $  0.94


(1) Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 3% stock dividend in 2003, a 6% stock dividend in January 2002, a 5% stock dividend in 2001, a 5% stock dividend in 2000, a 4% stock dividend in 1999, and a 4% stock dividend in 1998.


                                                                                              As of December 31,
                                                                           --------------------------------------------------------
                                                                              2002        2001        2000        1999       1998
                                                                              ----        ----        ----        ----       ----
Balance Sheet Data (in thousands)
Total assets...........................................................    $1,088,484   $930,980    $630,081    $522,536   $427,622
Total average assets...................................................     1,048,875    788,419     573,780     469,193    407,623
Loans, net.............................................................       564,264    634,347     411,973     343,081    292,556
Total deposits.........................................................       820,840    701,860     472,582     381,286    290,390
Total long term debt...................................................       124,500     70,225      30,000      30,000     30,000
Total stockholders equity..............................................       121,331    108,449     103,502      95,835     94,069
Total average stockholders equity......................................       114,655    105,072      99,746      94,824     91,374
Return on average assets...............................................           1.7%       2.0%        2.5%        2.6%       2.6%
Return on average equity...............................................          15.2%      15.0%       14.3%       12.8%      11.8%
Average equity to average assets.......................................          10.9%      13.3%       17.4%       20.2%      22.4%
Cash dividend payout ratio.............................................          60.8%      56.9%       55.0%       70.3%      66.5%

Average Balances

    The following table represents the average daily balances of assets, liabilities and stockholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:


                                                2002                              2001                             2000
                                   -------------------------------   -----------------------------    -----------------------------
                                    Average                 Yield/    Average               Yield/     Average               Yield/
                                    Balance     Interest     Rate     Balance    Interest    Rate      Balance    Interest    Rate
Assets (In thousands)               -------     --------     ----     -------    --------    ----      -------    --------    ----
Interest bearing deposits......    $   32,760    $   682     2.08%   $ 18,230    $   533      2.92%   $    559    $    23      4.11%
Federal funds..................      16,780          272     1.62%     18,468        752      4.07%     24,117      1,531      6.35%
Investment securities
 Held to maturity..............        53,226      4,019     7.55%     97,055      7,610      7.84%     67,050      5,115      7.63%
 Available for sale............       297,457     18,817     6.33%     76,338      6,945      9.10%     67,185      6,177      9.19%
                                   ----------    -------     ----    --------    -------     -----    --------    -------     -----
Total investment securities....       350,683     22,836     6.51%    173,392     14,555      8.39%    134,235     11,292      8.41%
Loans
 Commercial and Industrial.....       230,556     17,020     7.38%    202,327     20,012      9.89%    182,359     19,580     10.74%
 Real estate secured...........       383,816     36,070     9.40%    337,410     32,936      9.76%    213,281     25,326     11.87%
 Other loans...................         2,784        224     8.05%      4,116        436     10.59%      9,154      1,123     12.27%
                                   ----------    -------     ----    --------    -------     -----    --------    -------     -----
   Total loans.................       617,156     53,314     8.64%    543,854     53,384      9.82%    404,794     46,029     11.37%
                                   ----------    -------     ----    --------    -------     -----    --------    -------     -----
Total interest earnings assets.     1,017,379     77,104     7.58%    753,944     69,224      9.18%    563,705     58,875     10.44%
Non interest earnings assets
 Cash & due from banks.........         8,597                           5,432                            9,648
 Other assets..................        38,039                          46,113                           18,809
 Allowance for loan loss.......       (12,108)                        (12,264)                         (12,034)
 Unearned discount.............        (3,032)                         (4,806)                          (6,349)
                                   ----------                        --------                         --------
Total non-interest earning
  assets.......................        31,496                          34,475                           10,075
                                   ----------                        --------                         --------
Total assets...................    $1,048,875                        $788,419                         $573,780
                                   ==========                        ========                         ========
Liabilities & Stockholders' Equity
Deposits:
 Savings.......................    $   25,658    $   370     1.44%   $ 26,312    $   637      2.42%   $ 19,942    $   541      2.71%
 Now...........................        34,866        697     2.00%     38,353        869      2.27%     35,714        870      2.44%
 Money market..................       270,454      8,491     3.14%    108,792      4,031      3.71%     56,514      2,278      4.03%
 Time deposits.................       385,370     19,358     5.02%    369,680     22,237      6.02%    269,430     16,939      6.29%
                                   ----------    -------     ----    --------    -------     -----    --------    -------     -----
Total interest bearing deposits       716,348     28,916     4.04%    543,137     27,774      5.11%    381,600     20,628     5.415
Federal funds..................            --         --       --         334         15      4.49%        295         17      5.76%
Borrowings.....................       137,460      7,575     5.51%     68,129      4,019      5.90%     30,613      1,904      6.22%
                                   ----------    -------     ----    --------    -------     -----    --------    -------     -----
Total interest bearing
  liabilities..................       853,808     36,491     4.27%    611,600     31,808      5.20%    412,508     22,549      5.47%
                                   ----------    -------     ----    --------    -------     -----    --------    -------     -----
 Non interest bearing deposits.        53,800                          49,903                           45,501
 Other liabilities.............        26,612                          21,844                           16,025
                                   ----------    -------     ----    --------    -------     -----    --------    -------     -----
Total liabilities..............       934,220                         683,347                          474,034
 Stockholders' equity..........       114,665                         105,072                           99,746
                                   ----------    -------     ----    --------    -------     -----    --------    -------     -----
Total liabilities and
 Stockholders' equity..........    $1,048,875                        $788,419                         $573,780
                                   ==========                        ========                         ========
Net interest income............                  $40,613                         $37,416                          $36,326
                                                 =======                         =======                          =======
                                                             3.99%                            4.96%                            6.44%
                                                             ====                            =====                            =====


(1) The indicated income and annual rate are presented in a taxable equivalent basis using the federal tax rate of 34% for all periods.

(2) Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

Rate Volume

    The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended, December 31, 2002 and 2001, as compared to respective previous periods, into amounts attributable to both rate and volume variances.


                                                                               2002 Vs 2001                    2001 Vs 2000
                                                                              Changes due to:                 Changes due to:
                                                                       ----------------------------    ----------------------------
Interest income                                                         Volume     Rate      Total      Volume     Rate      Total
                                                                        ------     ----      -----      ------     ----      -----
                                                                                              (In thousands)
Interest bearing deposits in banks .................................   $   335      ($186)  $   149    $   518        ($8)  $   510
Federal funds sold .................................................       (63)      (417)     (480)      (308)      (471)     (779)
Investments securities
 Held to maturity ..................................................    (3,319)      (272)   (3,591)     2,349        146     2,495
 Available for sale ................................................    14,579     (2,707)   11,872        833        (65)      768
                                                                       -------    -------   -------    -------    -------   -------
Total investment securities ........................................    11,260     (2,979)    8,281      3,182         81     3,263

Loans
 Commercial and industrial .........................................     2,541     (5,533)   (2,992)     2,046     (1,614)      432
 Mortgages secured by real estate ..................................     4,397     (1,262)    3,135     12,730     (5,120)    7,610
 Other loans .......................................................      (122)       (90)     (212)      (550)      (137)     (687)
                                                                       -------    -------   -------    -------    -------   -------
Total loans ........................................................     6,816     (6,885)      (69)    14,226     (6,871)    7,355
                                                                       -------    -------   -------    -------    -------   -------
Total increase (decrease) in interest income .......................    18,348    (10,467)    7,881     17,618     (7,269)   10,349
Interest expense
Deposits

 Savings ...........................................................      ($15)     ($252)    ($267)   $   171       ($75)     ($96)
 Now and Money Market ..............................................     4,789       (501)    4,288      1,831        (79)    1,752
 Time deposits .....................................................       913     (3,792)   (2,879)     6,063       (766)    5,297
                                                                       -------    -------   -------    -------    -------   -------
   Total deposits...................................................     5,687     (4,545)    1,142      8,065       (920)    7,145
 Federal funds purchase ............................................        (7)        (8)      (15)         2         (4)       (2)
 Borrowings ........................................................     3,837       (281)    3,556      2,218       (103)    2,115
                                                                       -------    -------   -------    -------    -------   -------
Total increase(decrease) in interest expense .......................     9,517     (4,834)    4,683     10,285     (1,027)    9,258
Total increase(decrease) in net interest income ....................   $ 8,831    ($5,633)  $ 3,198    $ 7,333    ($6,242)  $ 1,091
                                                                       =======    =======   =======    =======    =======   =======

Loans

    The following table reflects the composition of the loan portfolio of Royal Bank of Pennsylvania and the percent of gross outstandings represented by each category at the dates indicated.


                                                                               As of December 31,
                                             --------------------------------------------------------------------------------------
                                                  2002              2001              2000              1999              1998
                                             --------------    --------------    --------------    --------------    --------------
                                                                                 (in thousands)
Loans
Comm'l and Industrial ...................   $241,373     42%  $218,498     34%  $193,398     45%  $168,329     47%   $127,972    41%
Real Estate Secured .....................    333,972     57%   417,028     64%   230,999     54%   189,459     52%    183,335    58%
Other ...................................      3,509      1%    13,909      2%     4,561      1%     4,506      1%      1,293     1%
                                            --------    ---   --------    ---   --------    ---   --------    ---    --------   ---
 Total gross loans ......................    578,854    100%   649,435    100%   428,958    100%   362,294    100%    312,600   100%
Unearned income .........................     (1,082)           (1,056)           (1,992)           (2,154)            (1,833)
Discount on loans purchased .............     (1,038)           (2,144)           (3,020)           (5,322)            (6,291)
                                            --------          --------          --------          --------           --------
                                             576,734           646,235           423,946           354,818            304,476
Allowance for loan loss .................    (12,470)          (11,888)          (11,973)          (11,737)           (11,920)
                                            --------          --------          --------          --------           --------
 Total net loans ........................   $564,264          $634,347          $411,973          $343,081           $292,556
                                            ========          ========          ========          ========           ========


Analysis of Allowance for Loan Loss


                                                                                            Year ending December 31,
                                                                             ------------------------------------------------------
                                                                                                 (in thousands)
                                                                               2002       2001        2000        1999       1998
                                                                               ----       ----        ----        ----       ----
Total Loans..............................................................    $576,734   $646,235    $423,947    $354,818   $304,476
                                                                             ========   ========    ========    ========   ========
Daily average loan balance...............................................    $617,156   $543,854    $404,794    $320,544   $299,916
                                                                             ========   ========    ========    ========   ========
Allowance for loan loss:
 Balance at the beginning of the year....................................    $ 11,888   $ 11,973    $ 11,737    $ 11,919   $  8,186
 Charge offs by loan type:
   Commercial............................................................          47         82         523       1,062      1,501
   Real estate...........................................................         878        435         105          13        135
                                                                             --------   --------    --------    --------   --------
 Total charge offs.......................................................         925        517         628       1,075      1,636
 Recoveries by loan type:
   Commercial............................................................          19        212         596         850        539
   Individual............................................................          32         32           4          35         --
   Real estate...........................................................       1,206        188          14           7         60
                                                                             --------   --------    --------    --------   --------
 Total recoveries........................................................       1,257        432         614         893        599
                                                                             --------   --------    --------    --------   --------
 Net loan charge offs....................................................         332        (85)        (14)       (182)    (1,035)
   Increase (decrease) in Provision for
    loan loss............................................................         250         --         250          --      4,770
                                                                             --------   --------    --------    --------   --------
Balance at end of year...................................................    $ 12,470   $ 11,888    $ 11,973    $ 11,737   $ 11,919
                                                                             ========   ========    ========    ========   ========
Net charge offs to average loans.........................................        0.05%      0.02%         --        0.06%      0.35%
                                                                             ========   ========    ========    ========   ========
Allowance to total loans at year end.....................................        2.16%      1.84%       2.82%       3.31%      3.91%
                                                                             ========   ========    ========    ========   ========


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

Loans and Lease Financing Receivables

    The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.


                                                                                                           As of December 31,
                                                                                                    -------------------------------
                                                                                                      2002        2001       2000
                                                                                                      ----        ----       ----
                                                                                                             (in thousands)
Loans secured by real estate
 Construction and land development..............................................................    $ 82,736    $ 64,551   $ 75,038
 Secured by 1-4 family residential properties:
 Revolving, open-end loans secured by 1-4 family residential
   properties and extended under lines of credit................................................       7,564      35,367      7,825
 All other loans secured by 1-4 family residential properties:
   Secured by first liens.......................................................................     116,248     110,351      5,621
   Secured by junior liens......................................................................       3,418       5,302      4,130
 Secured by multi family (5 or more) residential properties.....................................      33,017      35,718     19,832
 Secured by nonfarm nonresidential properties...................................................      87,448     165,547    118,297
 Commercial and industrial loans to US addresses................................................     241,373     218,498    193,398
Loans to individuals for household, family, and other personal expenditures.....................       3,146      13,909      4,503
Obligations of state and political subdivisions in the US.......................................       3,541         192        256
All other loans.................................................................................         363          --         58
Less: Any unearned income on loans listed above.................................................       2,120       3,200      5,011
                                                                                                    --------    --------   --------
 Total loans and leases, net of unearned income.................................................    $576,734    $646,235   $423,947
                                                                                                    ========    ========   ========

Credit Quality

    The following table presents the principal amounts of nonaccruing loans and other real estate.


                                                                                               As of December 31,
                                                                             ------------------------------------------------------
                                                                               2002       2001        2000        1999       1998
                                                                               ----       ----        ----        ----       ----
                                                                                                 (in thousands)
Non-accruing loans (1)(2)................................................    $ 11,908   $ 10,794    $  3,548    $  1,209   $  3,419
Other real estate........................................................       1,444        884          --          19        707
                                                                             --------   --------    --------    --------   --------
 Total nonperforming assets..............................................    $ 13,352   $ 11,678    $  3,548    $  1,228   $  4,126
                                                                             --------   --------    --------    --------   --------
Nonperforming assets to total assets.....................................       1.23%      1.25%       0.56%       0.24%      0.96%
                                                                             --------   --------    --------    --------   --------
Nonperforming loans to total loans.......................................       2.06%      1.67%       0.84%       0.34%      1.12%
                                                                             --------   --------    --------    --------   --------
Allowance for loan loss to nonperforming loans...........................     104.72%    110.14%     337.46%     970.80%    348.64%
                                                                             --------   --------    --------    --------   --------


(1) Generally a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.

(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $473,000 for 2002, $526,000 for 2001, $319,000 for 2000,
    $109,000 for 1999, $308,000 for 1998.

Investments Securities

    The contractual maturity distribution and weighted average rate of Royal Bancshares' investments held to maturity and available for sale portfolios at December 31, 2002 are presented in the following table. Weighted average rate on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.


                                                                          As of December 31, 2002
                                         ------------------------------------------------------------------------------------------
                                                            After 1 year      After 5 years,
                                                                 but                but
                                         Within 1 year     within 5 years     within 10 years    After 10 years          Total
                                         --------------    ---------------    ---------------    ---------------    ---------------
                                         Amount    Rate    Amount     Rate    Amount    Rate     Amount     Rate     Amount    Rate
                                         ------    ----    ------     ----    ------    ----     ------     ----     ------    ----
                                                                               (in thousands)
Securities held to maturity
M.B.S. ..............................   $    15    7.0%   $    128    7.4%   $    75    10.4%   $    319    5.8%    $    537   6.9%
Other securities ....................     7,227    7.2%     22,850    8.0%        --      --%         --     --%      30,077   7.8%
                                        -------    ----   --------    ----   -------    -----   --------    ----    --------   ----
 Total ..............................   $ 7,242    7.2%   $ 22,978    8.0%   $    75    10.4%   $    319    5.8%    $ 30,614   7.8%
                                        =======    ====   ========    ====   =======    =====   ========    ====    ========   ====
Available for sale
M.B.S. ..............................   $    --     --%   $     95    7.9%   $41,702     5.2%   $ 59,477    5.6%    $101,274   5.5%
CMO'S ...............................        --     --%         --     --%     6,254     6.3%    128,754    5.8%     135,008   5.8%
Foreign .............................     4,339    7.3%     12,024    7.4%        --      --%         --     --%      16,363   7.4%
Trust Preferred .....................        --     --%         --     --%        --      --%     37,329    9.4%      37,329   9.4%
Other securities ....................    11,005    4.4%     97,436    6.6%    18,653     6.4%      1,248    6.0%     128,342   6.4%
                                        -------    ----   --------    ----   -------    -----   --------    ----    --------   ----
 Total ..............................   $15,344    5.3%   $109,555    6.7%   $66.609     5.6%   $226,808    6.3%    $418,316   6.3%
                                        =======    ====   ========    ====   =======    =====   ========    ====    ========   ====


    The following tables presents the consolidated book values and approximate fair value at December 31, 2002 and 2001, respectively, for each major category of Royal Bancshares' investment securities portfolio for held to maturity securities and available for sale securities.


                                                                                        As of December 31,
                                                                -------------------------------------------------------------------
                                                                        2002                    2001                   2000
                                                                --------------------    --------------------    -------------------
                                                               Amortized      Fair     Amortized      Fair      Amortized     Fair
                                                                  Cost       Value        Cost        Value       Cost       Value
                                                                  ----       -----        ----        -----       ----       -----
                                                                                          (in thousands)
Securities held to maturity
State & political subdivisions .............................    $     --                $     --    $     --     $    --    $    --
US Treasuries & agencies ...................................          --          --      35,000      34,679      23,071     23,070
Other securities  ..........................................      30,614      32,745      57,903      59,946      63,039     63,279
                                                                --------    --------    --------    --------     -------    -------
 Total .....................................................    $ 30,614    $ 32,745    $ 92,903    $ 94,625     $86,110    $86,349
                                                                ========    ========    ========    ========     =======    =======
Securities available for sale
Federal Home Loan Bank stock ...............................    $  8,949    $  8,949    $  4,875    $  4,875     $ 3,170    $ 3,170
Preferred and common stock .................................          56          56          39          54       1,040      1,043
Other securities ...........................................     405,667     409,311     128,888     124,826      66,828     65,931
                                                                --------    --------    --------    --------     -------    -------
 Total .....................................................    $414,672    $418,316    $133,802    $129,755     $71,038    $70,144
                                                                ========    ========    ========    ========     =======    =======


Deposits

      The average balance of Royal Bank's deposits by major classifications for each of the last three years is presented in the following table.


                                                                                              As of December 31,
                                                                           --------------------------------------------------------
                                                                                 2002                2001                2000
                                                                           ----------------    ----------------    ----------------
                                                                           Average             Average             Average
                                                                           Balance    Rate     Balance     Rate    Balance     Rate
                                                                           -------    ----     -------     ----    -------     ----
                                                                                                (in thousands)
Demand deposits:
 Non interest bearing .................................................   $ 53,800            $ 49,903       --    $ 45,501      --
 Interest bearing (NOW) ...............................................     34,866    2.00%     38,353    2.27%      35,714   2.44%
Money market deposits .................................................    270,454    3.14%    108,792    3.71%      56,514   4.03%
Savings deposits ......................................................     25,658    1.44%     26,312    2.42%      19,942   2.71%
Certificate of deposit ................................................    385,370    5.02%    369,680    6.02%     269,430   6.29%
                                                                          --------            --------             --------
 Total deposits .......................................................   $770,148            $593,040             $427,101
                                                                          ========            ========             ========



The remaining maturity of Certificates of Deposit of $100,000 or greater:


                                                             As of December 31,
                                                             -------------------
                                                               2002       2001
                                                               ----       ----
                                                               (in thousands)
Maturity
Three months or less ....................................    $ 57,804   $ 39,216
Over three months through twelve months .................      28,694    131,691
Over twelve months through five years ...................      77,244    116,273
Over five years  ........................................      17,236     16,613
                                                             --------   --------
 Total ..................................................    $180,978   $303,793
                                                             ========   ========

Short and Long Term Borrowings


                                                                                              Year ending December 31,
                                                                                ---------------------------------------------------
                                                                                  2002       2001        2000      1999       1998
                                                                                  ----       ----        ----      ----       ----
                                                                                                   (in thousands)
Short term borrowings.......................................................    $  3,000   $ 30,000    $ 3,000    $    --   $    --

Long term borrowings:
 Other borrowings...........................................................          --      2,725         --         --        --
 FHLB advances..............................................................     124,500     67,500     30,000     30,000    30,365
                                                                                --------   --------    -------    -------   -------
   Total borrowings.........................................................    $127,500   $100,225    $33,000    $30,000   $30,365
                                                                                ========   ========    =======    =======   =======


ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Royal Bancshares (see Item 8) and related notes included herein.

Financial Condition

    Total assets increased $159 million, or 17%, to $ 1.09 billion at December 31, 2002 from $931million at year-end 2001.

    Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents increased $0.6 million, to $40.6 million at December 31, 2002. The average balance of cash and cash equivalents was approximately $58.1 million for 2002 versus $42.1 million for 2001. The majority of this average balance is held in interest-bearing accounts or invested daily in overnight fed funds. The average balance of these funds that earn interest was $49.5 million in 2002. The increase in the balance of cash and cash equivalents at year end was held for anticipated funding needs.

    Investment Securities Held to Maturity. Held to maturity ("HTM") investment securities represents approximately 5% of average earning assets during 2002 and are comprised of primarily corporate debt securities of investment grade quality, at the time of purchase. During 2002, HTM investment securities decreased by $62.3 million to $30.6 million at December 31, 2002, from $92.9 million at December 31, 2001.

    Investment Securities Available for Sale. AFS investment securities represent 29% of average earning assets during 2002 and are primarily comprised of government secured mortgaged-backed securities, capital trust security issues of regional banks, domestic corporate debt and U.S. denominated foreign corporate debt. At December 31, 2002, AFS investment securities were $418.3 million while they were $129.8 million at December 31, 2001, an increase of $288.5 million primarily due to the redeployment of excess cash on hand to achieve a higher rate of return and a change in investment philosophy in classifying most new security investments as AFS.

    Loans. Royal Bancshares' primary earning assets are loans, representing approximately 61% of average earning assets during 2002. The loan portfolio has historically been comprised primarily of business demand loans and commercial mortgages in roughly equal amounts, and to a significantly lesser extent, consumer loans comprised of one to four family residential and home equity loans. During 2002, total loans decreased $69.5 million from $646.2 million at December 31, 2001 to $576.7 million at December 31, 2002 primarily due to an increased number of loans being paid in full as compared to new originations.

    Deposits. Royal Bancshares' primary source of funding, deposits, increased $118.2 million, or 17%, from $701.9 million at December 31, 2001 to $820.1 million at December 31, 2002. This increase in deposits is primarily due to an increase of $250 million in money market accounts, or 194% from December 31, 2001. At December 31, 2002, brokered deposits were $127 million as compared to $254.1 million at December 31, 2001. Certificate of deposit accounts decreased $134.6 million, or 29% from $464.8 million at December 31, 2001 to $330.2 million at December 31, 2002. Other deposit categories comprised of demand, NOW, and savings deposits increased $4 million during 2002 over their levels at December 31, 2001. The increase in all savings categories is primarily due to competitive rates offered and the opening of our new Branch in Northeast Philadelphia.

    Borrowings. Borrowings are comprised of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Long-term borrowings increased $60.0 million to $127.5 million at December 31, 2002 from $70.2 million at December 31, 2001. At December 31, 2002 there was no short term advances. The average balance of borrowings during 2002 was $137.5 million versus $68.1 million for 2001.

    Stockholders' Equity. Stockholders' equity increased $12.9 million or 12% in 2002 to $121.3 million primarily due to net income of $17.4 million partially offset by $10.6 million in cash dividends paid in 2002.
Additionally, stockholders equity was affected by the increase in market value of AFS investment securities during 2002, which resulted in a upward adjustment of $5 million.

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

    Net Income. Net income in 2002 was $17.4 million as compared to $15.8 million in 2001 and $14.3 million in 2000. Basic earnings per share were $1.47, $1.35 and $1.22 for 2002, 2001, and 2000, respectively. The $1.6 million increase in net income for 2002 represents a 10% increase over 2001, and is primarily attributable to the increase in interest income relating to loans and the investment security portfolio, and to a lesser extent, non-recurring fee and accretion income on loans. The increase in net income of $1.5 million for 2001 represents an 11% increase over 2000 and is primarily attributable to the increase in interest income relating to loans and the investment security portfolio.

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

    Net interest income was $40.6 million in 2002 as compared to $37.4 million in 2001. The increase in 2002 of net interest income of $3.2 million is primarily due to an increase in the average earning assets in 2002 to $1.02 billion. This is an increase of $263 million, or 35% over the level for 2001. This increase in average interest earning assets contributed to a $7.9 million increase in interest income to $77.1 million in 2002, as compared to $69.2 million in 2001. Interest expense on interest bearing liabilities increased $4.7 million, to $36.5 million in 2002, from $31.8 million in 2001. This increase is primarily due to an increase in the average balance of interest-bearing liabilities, primarily deposits in 2002 to $853.8 million from $611.6 million in 2001.

    Net interest income was $37.4 million in 2001 compared with $36.3 million in 2000. The increase in net interest income in 2001 was primarily due to the increase in interest income relating to the increase in loans and investment securities during 2001, while the yield on interest earning assets decreased 126 basis points to 9.18% from 10.44% for 2000. In 2001, average interest earning assets increased $190 million to $754 million from the 2000 level. This increase in average interest earning assets in 2001 was due to the purchase of specific investments and loans from Crusader Holding Corporation on June 22, 2001. In 2001 rates on interest bearing liabilities decreased to 5.2% from 5.5% level in 2000 as overall rates increased during the year. Average interest bearing liabilities increased to $199.1 million in 2001 from $412.5 million in 2000.

Loans and Mortgages


                                                                                            2002            2001           2000
                                                                                            ----            ----           ----
Average loan outstandings...........................................................    $617,156,000    $543,854,000   $404,794,000
Interest and fees on loans..........................................................    $ 53,314,000    $ 53,384,000   $ 46,029,000
Average Yield.......................................................................            8.64%           9.82%         11.37%


    Royal Bancshares continues to originate both fixed rate and variable rate loans. At December 31, 2002 variable rate loans represented 58% of total loans. Together with some matching funding of fixed rate deposits to fixed rate loans, variable rate loans have helped Royal Bank manage interest rate risk. However, the unprecedented 12 interest rate cuts during 2002 and 2001 caused the variable rate loan portfolio to reprice faster than most deposits, resulting in compression of the bank interest rate margin versus prior years.

    In 2002, the average balance of loans increased $73.3 million to $617.2 million primarily due to retaining a large amount of loans purchased from Crusader Holding Corporation on June 22, 2001. The average yield on loans decreased 118 basis points in 2002 primarily due to the continued decline of interest rates during the year.

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

HTM Investment Securities


                                                                                               2002          2001           2000
                                                                                               ----          ----           ----
Average HTM investment securities......................................................    $53,226,000    $97,055,000   $67,050,000
Interest income........................................................................    $ 4,019,000    $ 7,610,000   $ 5,115,000
Average yield..........................................................................           7.55%          7.84%         7.63%


    HTM investment securities are comprised primarily of taxable corporate debt issues and to a lesser extent, US Treasuries and agencies. The corporate debt issues are investment grade at the time of purchase, with maturities in the three to six year range. It is Royal Bancshares' expressed intention to hold these securities to maturity.

    In 2002, the yield on HTM investment securities decreased 29 basis points to 7.55% from 7.84% in 2001. This decrease was primarily due to higher yielding investments that have matured.

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

AFS Investment Securities


                                                                                              2002           2001           2000
                                                                                              ----           ----           ----
Average AFS investment securities.....................................................    $297,457,000    $76,338,000   $67,185,000
Interest and dividend income..........................................................    $ 18,817,000    $ 6,945,000   $ 6,177,000
Average yield.........................................................................            6.33%          9.10%         9.19%

    AFS investment securities are comprised primarily of government secured mortgage-backed securities non-rated capital trust security issues of regional banks, rated domestic and US denominated foreign corporate debt securities and to a lesser extent preferred and common stock.

    In 2002, the average balance of AFS investment securities increased $221.2 million to $297.5 million primarily due to the redeployment of excess cash on hand to achieve a higher rate of return and a change in investment philosophy in classifying most new security investments as AFS. The 277 basis point decrease in average yield is primarily due to the declining interest rate environment.

    In 2001, the average balance of AFS investment securities increased $9.2 million to $76.3 million primarily due the acquisition of Crusader Holding Corporation's AFS portfolio and the decision by Royal Bank's investment committee to classify most new investments as AFS. The 9 basis point decrease in the average yield is primarily due a decline in rate of investments purchased during 2001.

Interest Expense on NOW and Money Market Deposits


                                                                                             2002            2001           2000
                                                                                             ----            ----           ----
Average NOW & Money Market deposits..................................................    $305,320,000    $147,145,000   $92,228,000
Interest expense.....................................................................    $  9,188,000    $  4,900,000   $ 3,148,000
Average cost of funds................................................................            3.01%           3.33%         3.41%


    In 2002 the average cost of funds on NOW and money market deposits decreased 32 basis points to 3.01% from 3.33% in 2001 primarily due to a decline in the interest rate paid on these deposits. In 2001 the average cost of funds on NOW and money market deposits decreased 8 basis points to 3.41% from 3.41% for 2000, primarily due to a decline in interest rate paid on these deposits.

Interest Expense on Time Deposits


                                                                                            2002            2001           2000
                                                                                            ----            ----           ----
Average time deposits...............................................................    $385,370,000    $369,680,000   $269,430,000
Interest expense....................................................................    $ 19,358,000    $ 22,237,000   $ 16,939,000
Average cost of funds...............................................................            5.02%           6.02%          6.29%


    In 2002, the average balance of time deposits increased $15.7 million to $385.4 million. This increase in average time deposits is primary due to having the time deposits acquired from Crusader Holding Corporation on June 22, 2001, being reflected on the records of Royal Bank for a full twelve months during 2002. In 2001 the average balance of time deposits increased $100.3 million to $369.7 million. This increase in time deposits is primarily due to the acquisition of Crusader Holding Corporation's time deposits.

    Although rates in general continued to move downward in 2002, the reaction of deposits to rate changes (both increases and decreases) is slower than the change in the prime rate because these time deposits must mature before a rate adjustment would become effective. On December 31, 2002, 22% of time deposits were comprised of certificates of deposits accounts with balances of $100,000 or more, while in 2001, 43% of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more. These types of deposit have traditionally been considered more rate volatile than other types of deposits, however Royal Bank's penalty for early redemption somewhat mitigates this volatility.

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

    In 2002, a provision for loan losses was recorded at $0.3 million, as compared to $0.0 million in 2001 due to senior management assessment that the level of loan loss reserve was adequate. Net recoveries were $325 thousand in 2002 as compared to net charge-offs of $85 thousand for 2001, an increase of $410 thousand.

    In 2001, no provision for loan losses was recorded as compared $0.3 million in 2000. Net charge-offs in 2001 was $85 thousand as compared to $14 thousand for 2000.

    The allowance for possible loan loss at December 31, 2002 was $12.5 million, or 2.16% of net loans as compared to $11.9 million at December 31, 2001 or 1.84% of net loans, and $12.0 million at December 31, 2000, or 2.82% of net loans.

Non-Interest Income

    Non-interest income includes service charges on depositors' accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and travelers checks, and redeeming US savings bonds and similar activities. As a result of the acquisition of Crusader Holding Corporation, Royal Bank retained the residential origination department to originate residential mortgages for resale in the secondary market. Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of other real estate owned, from period to period these sources of income may vary considerably. Service charges on depositors' accounts, safe deposit rentals and other fees are periodically reviewed by Management to remain competitive with other local banks.

    In 2002, total non-interest income increased $1.5 million primarily due to gains on investment securities sold and the addition of residential mortgage division. The residential mortgage division's primary function is to originate residential mortgages for resale in the secondary market.

    In 2001, total non-interest income increased $1.7 million primarily due to decreased prior of year losses associated with AFS investment securities experienced in the fourth quarter of 2000. Gains on the sales of real estate increased $135 thousand in 2001 as Royal Bank sold its only foreclosed property. Also gains on the sale of residential loans through the secondary market were $372 thousand.

Non-Interest Expense

    Non-interest expense includes compensation and employee benefits, occupancy, advertising, FDIC insurance, state taxes, depreciation, and other expenses such as auditing, automatic teller machines (ATMs), data processing, legal, outside service charges, postage, printing and other expenses relating to other real estate owned.

    Non-interest expense increased $1.3 million to $18.9 million in 2002, from $17.6 million in 2001. This increase was off set by a $1.0 million decrease in salaries and employee benefits in 2002 primarily due to a reduced required obligation to companies stock appreciation rights program. Occupancy expense increased $61 thousand to $1.2 million in 2002. Other operating expenses increased $2.3 million to $8.3 million in 2002.

    Non-interest expense increased $3.8 million to $17.6 million in 2001, from $13.8 million in 2000. This increase is primarily due to a $2.5 million increase in salaries and employee benefits in 2001 primarily due normal merit increases in salaries. Occupancy expense increased $500 thousand to $1.1 million in 2001. Other operating expenses increased by $865 thousand to $6 million in 2001

Accounting for Income Taxes

    The provision for federal income taxes was $7.2 million in 2002 as compared to $5.8 million for 2001, and $8 million for 2000 representing an effective tax rate of 29%, 27% and 36%, respectively. The $1.4 million increase in the tax provision for 2002 was primarily due increase level of earnings offset by the use of tax goodwill related to the acquisition of Knoblauch State Bank in 1995.

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

    Royal Bancshares generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 2002, 2001 and 2000 was 42%, 33% and 53%, respectively. Management believes that Royal Bancshares' liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

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

    The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2002, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2002, Royal Bancshares is in an asset sensitive positive of $179.2 million, which indicates liabilities will reprice somewhat faster than assets within one year.

Interest Rate Sensitivity


                                                                             Days
                                                                       -----------------   1 to 5    Over 5    Non-rate
Assets(1)                                                             0 - 90    91 - 365    Years     Years    Sensitive     Total
                                                                       ------------------------------------------------------------
                                                                                              (in millions)
Interest-bearing deposits in banks ................................   $ 18.2     $   --    $   --    $   --     $   8.9    $   27.1
Federal funds sold ................................................     13.5         --        --        --          --        13.5
Investment securities:
 Available for sale ...............................................     51.9       48.5     179.0     138.9          --       418.3
 Held to maturity .................................................       --        7.2      23.0        .4          --        30.6
                                                                      ------     ------    ------    ------     -------    --------
   Total investment securities.....................................     51.9       55.7     202.0     139.3          --       448.9
Loans:(2)
 Fixed rate  ......................................................     27.3       62.1     127.4      21.8          --       238.6
 Variable rate ....................................................    209.8       73.1      41.8       1.0          --       325.7
                                                                      ------     ------    ------    ------     -------    --------
   Total loans.....................................................    237.1      135.2     169.2      22.8          --       564.3
 Other assets(3) ..................................................       --         --        --        --        34.7        34.7
                                                                      ------     ------    ------    ------     -------    --------
 Total Assets .....................................................   $320.7     $190.9    $371.2    $162.1     $  43.6    $1,088.5
                                                                      ======     ======    ======    ======     =======    ========
Liabilities & Capital
Deposits:
 Non interest bearing deposits ....................................   $   --     $   --    $   --    $   --     $  55.6    $   55.6
 Interest bearing deposits ........................................     35.7      107.8     113.1     178.4          --       435.0
 Certificate of deposits ..........................................    128.2       50.7     125.6      25.7          --       330.2
                                                                      ------     ------    ------    ------     -------    --------
   Total deposits..................................................    163.9      158.5     238.7     204.1        55.6       820.8
Borrowings ........................................................      7.0        3.0      60.0      57.5          --       127.5
Other liabilities .................................................       --         --        --        .4        18.5        18.9
Capital ...........................................................       --         --        --        --       121.3       121.3
                                                                      ------     ------    ------    ------     -------    --------
   Total liabilities & capital.....................................   $170.9     $161.5    $298.7    $262.0     $ 195.4    $1,088.5
                                                                      ======     ======    ======    ======     =======    ========
Net interest rate GAP .............................................   $149.8     $ 29.4    $ 72.5    $(99.9)    $(151.8)
                                                                      ======     ======    ======    ======     =======
Cumulative interest rate GAP ......................................   $149.8     $179.2    $251.7    $151.8     $    --
                                                                      ======     ======    ======    ======     =======
GAP to total assets ...............................................      14%         3%
                                                                      ======     ======
GAP to total equity ...............................................     123%        24%
                                                                      ======     ======
Cumulative GAP to total assets ....................................      14%        16%
                                                                      ======     ======
Cumulative GAP to total equity ....................................     123%       148%
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

(3) For purposes of gap analysis, other assets include the allowance for possible loan loss; unamortized discount on purchased loans and deferred fees on loans.

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

Capital Adequacy

    The table shown below sets forth Royal Bancshares' consolidated capital level and performance ratios:


                                                                                                                         Regulatory
                                                                                                2002     2001    2000      Minimum
                                                                                               -----    -----    -----   ----------
Capital Level
 Leverage ratio ............................................................................   11.4%    14.1%    17.0%         3.0%
 Risk based capital ratio:
   Tier 1...................................................................................   14.6%    14.4%    18.1%         4.0%
   Total....................................................................................   15.9%    15.9%    19.4%         8.0%
Capital Performance
 Return on average assets ..................................................................    1.7%     2.0%     2.5%           --
 Return on average equity ..................................................................   15.2%    15.0%    14.3%           --


    Royal Bancshares' sources of capital have been derived from the issuance of stock as well as retained earnings. While Royal Bancshares has not had a stock offering since 1986, total stockholder's equity has increased primarily due to steady increases in retained earnings. At December 31, 2002, Royal Bancshares had an average equity to average asset ratio of 11%. Royal Bancshares has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital.

    In early 1989, each of the federal bank regulatory agencies issued risk-based capital standards, which were phased in December 31, 1992. The new standards place assets in various categories of risk with varying weights assigned, and consider certain off-balance sheet activities, such as letters of credit and loan commitments in the base for purposes of determining capital adequacy. The principal objective of establishing the risk-based capital framework is to achieve greater convergence in the measurement and assessment of capital adequacy due to the divergence of asset mixes maintained from one depository institution to the next. At December 31, 2002, Royal Bancshares' ratio using these standards was 15.9%.

Management Options to Purchase Securities

    In May 2001, the directors of the Royal Bancshares approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the Plan). The shareholders in connection with the formation of the holding company reapproved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,500,000 shares of the Royal Bancshares' Class A common stock (but not in excess of 15% of outstanding shares). The option price is equal to the fair market value at the date of the grant. At December 31, 2002, 489,022 options have been granted which are exercisable at 20% per year. At December 31, 2002, options covering 175,688 shares were exercisable by 98 employees.

    In May 2001, the directors of the Royal Bancshares approved an amended non-qualified Outside Directors Stock Option Plan. The shareholders in connection with the formation of the holding company reapproved the Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually, which is exercisable after one year of service. The options were granted at the fair market value at the date of the grant. At December 31, 2002, 78,717 options were outstanding and options covering 64,812 shares were exercisable.

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


                 As of December 31, 2002 (Dollars in Thousands)
                                                   Market Value of    Percent of
Changes in Rates                                   Portfolio Equity     Change
  ----------------                                 ----------------     ------
+ 200 basis points ............................        122,263           (6.0)%
+ 100 basis points ............................        125,372           (3.6)%
Flat rate .....................................        130,114              0%
- 100 basis points ............................        130,423            0.2%
- 200 basis points ............................        124,220           (4.5)%


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



                        RECENT ACCOUNTING PRONOUNCEMENTS


    In June 2002, the FASB issued SFAS 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when liability has been incurred. Under previous guidance, certain exit costs were accrued upon managements' commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the Company's financial position, results of operations, or cash flows.

    In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of method used on reports results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure provisions are effective for financial reports containing financial statement for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

    In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                           December 31, 2002 and 2001

               Report of Independent Certified Public Accountants


Board of Directors
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.





Philadelphia, Pennsylvania
January 17, 2003

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets





                                                               December 31,
                                                           ---------------------
                                                              2002        2001
            ASSETS                                            ----        ----
                                                           (In thousands, except
                                                                share data)
Cash and due from banks ...............................    $   27,081   $ 32,918
Federal funds sold ....................................        13,490      7,100
                                                           ----------   --------
            Total cash and cash equivalents ...........        40,571     40,018
                                                           ----------   --------
Investment securities held to maturity (fair value of
  $32,745 and $94,625 in 2002 and 2001, respectively) .        30,614     92,903
Investment securities available for sale - at fair
  value................................................       418,316    129,755
Total loans ...........................................       576,734    646,235
    Less allowance for loan losses  ...................        12,470     11,888
                                                           ----------   --------
            Net loans .................................       564,264    634,347
Premises and equipment, net ...........................         8,002      8,512
Accrued interest receivable ...........................        13,778     11,696
Other assets ..........................................        12,939     13,749
                                                           ----------   --------
            Total assets ..............................    $1,088,484   $930,980
                                                           ==========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
        Non-interest bearing ..........................    $   55,575   $ 51,991
        Interest bearing ..............................       765,265    649,869
                                                           ----------   --------
            Total deposits ............................       820,840    701,860
    Accrued interest payable ..........................        11,406     11,634
    Other liabilities .................................         6,682      8,175
    Borrowings ........................................       127,500    100,225
                                                           ----------   --------
            Total liabilities .........................       966,428    821,894
                                                           ----------   --------
Minority interest .....................................           726        637
Stockholders' equity
    Common stock
        Class A, par value $2.00 per share;
          authorized, 18,000,000 shares; issued,
          9,595,191 and 8,848,867 shares in 2002 and
          2001, respectively ..........................        19,190     17,698
        Class B, par value $0.10 per share;
          authorized, 2,000,000 shares; issued,
          1,860,668 and 1,804,693 shares in 2002 and
          2001, respectively ..........................           186        180
    Additional paid in capital ........................        76,984     65,011
    Retained earnings .................................        24,819     30,457
    Accumulated other comprehensive income (loss) .....         2,416     (2,632)
                                                           ----------   --------
                                                              123,595    110,714
    Treasury stock - at cost, 215,388 Class A shares
in 2002 and 2001 ......................................        (2,265)    (2,265)
                                                           ----------   --------
            Total stockholders' equity ................       121,330    108,449
                                                           ----------   --------
            Total liabilities and stockholders' equity     $1,088,484   $930,980
                                                           ==========   ========


The accompanying notes are an integral part of these statements.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income





                                                                                                          Year ended December 31,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                         ----      ----       ----
                                                                                                         (In thousands, except per
                                                                                                                share data)
Interest income
    Loans, including fees..........................................................................    $53,314    $53,384   $46,029
    Investment securities held to maturity.........................................................      4,019      7,610     5,115
    Investment securities available for sale.......................................................     18,817      6,945     6,177
    Deposits in banks..............................................................................        682        533        23
    Federal funds sold.............................................................................        272        752     1,531
                                                                                                       -------    -------   -------
            TOTAL INTEREST INCOME..................................................................     77,104     69,224    58,875
                                                                                                       -------    -------   -------
Interest expense
    Deposits.......................................................................................     28,916     27,774    20,628
    Borrowings and mortgage payable ...............................................................      7,575      4,019     1,904
    Federal funds purchased........................................................................         --         15        17
                                                                                                       -------    -------   -------
            TOTAL INTEREST EXPENSE.................................................................     36,491     31,808    22,549
                                                                                                       -------    -------   -------
            NET INTEREST INCOME....................................................................     40,613     37,416    36,326
Provision for loan losses..........................................................................        250         --       250
                                                                                                       -------    -------   -------
            NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................................     40,363     37,416    36,076
                                                                                                       -------    -------   -------
Other income
    Service charges and fees.......................................................................      1,124        966       894
    Gain (losses) on sale of investment securities available for sale .............................        790         60      (302)
    Impairment loss on investment securities available for sale....................................         --         --    (1,000)
    Gains on other real estate.....................................................................        457        188        53
    Gains on sale of loans.........................................................................        767        372        --
    Other income...................................................................................         62        152       313
                                                                                                       -------    -------   -------
                                                                                                         3,200      1,738       (42)
                                                                                                       -------    -------   -------
Other expenses
    Salaries and employee benefits.................................................................      9,440     10,479     7,979
    Occupancy and equipment........................................................................      1,180      1,119       672
    Advertising....................................................................................        520        442       424
    Pennsylvania bank shares tax...................................................................        764        759       758
    Professional fees..............................................................................        448        875       429
    Losses on investment partnership...............................................................        461        267       620
Travel.............................................................................................        449        297       441
    Other operating expenses.......................................................................      5,659      3,365     2,469
                                                                                                       -------    -------   -------
                                                                                                        18,921     17,603    13,792
                                                                                                       -------    -------   -------
            INCOME BEFORE INCOME TAXES.............................................................     24,642     21,551    22,242
Income taxes ......................................................................................      7,237      5,797     7,982
                                                                                                       -------    -------   -------
            NET INCOME.............................................................................    $17,405    $15,754   $14,260
                                                                                                       =======    =======   =======
Per share data
    Net income - basic.............................................................................    $  1.47    $  1.35   $  1.22
                                                                                                       =======    =======   =======
    Net income - diluted...........................................................................    $  1.44    $  1.33   $  1.21
                                                                                                       =======    =======   =======


The accompanying notes are an integral part of these statements.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                  Years ended December 31, 2002, 2001 and 2000
                     (In thousands, except per share data)



                           Class A common      Class B common                              Accumulated
                                stock              stock         Additional                   other
                          ----------------    ---------------     paid in     Retained    comprehensive    Treasury   Comprehensive
                          Shares    Amount    Shares   Amount     capital     earnings    income (loss)     stock         income
                          ------   -------    ------   ------    ----------   --------    -------------    --------   -------------
Balance, January 1,
  2000................    7,879    $15,759    1,683     $168      $50,865     $ 33,329       $(2,022)      $(2,265)
 Net income for the
  year ended December
  31, 2000............       --         --       --       --           --       14,260            --            --       $14,260
 Conversion of Class B
  common stock to
  Class A common stock       43         84      (36)      (3)          --          (80)           --            --            --
 5% stock dividends
  declared............      382        765       84        8        6,582       (7,356)           --            --            --
 Cash in lieu of
  fractional shares...       --         --       --       --           --           (3)           --            --            --
 Stock options
  exercised...........       84        167       --       --          321           --            --            --            --
 Cash dividends on
  common stock .......       --         --       --       --           --       (8,510)           --            --            --
 Other comprehensive
  income, net of
  reclassifications
  and taxes...........       --         --       --       --           --           --         1,432            --         1,432
                          -----    -------    -----     ----      -------     --------       -------       -------       -------
 Comprehensive income.                                                                                                   $15,692
                                                                                                                         -------
Balance, December 31,
  2000................    8,388     16,775    1,731      173       57,768       31,640          (590)       (2,265)
 Net income for the
  year ended December
  31, 2001............       --         --       --       --           --       15,754            --            --       $15,754
 Conversion of Class B
  common stock to
  Class A common stock       15         29      (13)      (1)          --          (28)           --            --            --
 5% stock dividends
  declared............      408        817       87        8        7,094       (7,919)           --            --            --
 Cash in lieu of
  fractional shares...       --         --       --       --           --           (6)           --            --            --
 Stock options
  exercised...........       38         77       --       --          149           --            --            --            --
 Cash dividends on
  common stock .......       --         --       --       --           --       (8,984)           --            --            --
 Other comprehensive
  loss, net of
  reclassifications
  and taxes...........       --         --       --       --           --           --        (2,042)           --        (2,042)
                          -----    -------    -----     ----      -------     --------       -------       -------       -------
 Comprehensive income.                                                                                                   $13,712
                                                                                                                         -------
Balance, December 31,
  2001................    8,849     17,698    1,805      180       65,011       30,457        (2,632)       (2,265)
Balance, January 1,
  2002................    8,849    $17,698    1,805     $180      $65,011     $ 30,457       $(2,632)      $(2,265)
 Net income for the
  year ended December
  31, 2002............       --         --       --       --           --       17,405            --            --       $17,405
 Conversion of Class B
  common stock to
  Class A common stock       60        120      (52)      (5)          --         (115)           --            --            --
 6% stock dividends
  declared............      518      1,036      108       11       11,285      (12,331)           --            --            --
 Cash in lieu of
  fractional shares...       --         --       --       --           --           (7)           --            --            --
 Purchase of treasury
  stock...............       --         --       --       --           --           --            --            --            --
 Stock options
  exercised...........      168        336       --       --          688           --            --            --            --
 Cash dividends on
  common stock........       --         --       --       --           --      (10,590)           --            --            --
 Other comprehensive
  income, net of
  reclassifications
  and taxes...........       --         --       --       --           --           --         5,047            --         5,047
                          -----    -------    -----     ----      -------     --------       -------       -------       -------
 Comprehensive income.                                                                                                   $22,452
                                                                                                                         -------
Balance, December 31,
  2002................    9,595    $19,190    1,861     $186      $76,984     $ 24,819       $ 2,415       $(2,265)
                          =====    =======    =====     ====      =======     ========       =======       =======


         The accompanying notes are an integral part of this statement.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows





                                                                                                        Year ended December 31,
                                                                                                      2002        2001       2000
                                                                                                      ----        ----       ----
                                                                                                    (In thousands, except per share
                                                                                                                 data)
Cash flows from operating activities
 Net income....................................................................................    $  17,405    $ 15,754   $ 14,260
 Adjustments to reconcile net income to net cash (used in) provided by operating activities
   Depreciation and amortization...............................................................        1,297         865        414
   Provision for loan losses...................................................................          250          --        250
   Amortizations of premiums and discounts on loans, mortgage-backed securities and investments       (1,495)     (3,527)    (5,470)
   Provision (benefit) for deferred income taxes...............................................          (32)     (2,779)       588
   Gains on other real estate .................................................................         (457)       (188)       (53)
   Gains on sale of loans......................................................................         (767)       (372)        --
   Gains (losses) on sales of investment securities available for sale.........................         (790)        (60)       302
   Impairment loss on investment securities available for sale.................................                       --      1,000
   (Increase) in accrued interest receivable...................................................       (2,082)     (4,667)      (769)
   Decrease (increase) in other assets.........................................................          842      (3,421)     2,153
   Increase (decrease) in accrued interest payable.............................................         (228)        364      3,238
   Increase (decrease) in other liabilities....................................................       (1,452)     (2,418)     2,392
                                                                                                   ---------    --------   --------
    Net cash (used in) provided by operating activities........................................       12,491        (449)    18,305
                                                                                                   ---------    --------   --------
Cash flows from investing activities
 Proceeds from calls and maturities of investment securities held to maturity..................       60,563      78,194     14,613
 Purchases of investment securities held to maturity...........................................           --     (85,000)   (30,001)
 Proceeds from calls, maturities and sale of investment securities available for sale..........      309,710      21,169      1,076
 Proceeds from sales of investment securities available for sale ..............................      115,250       4,850        610
 Redemption (purchase) of Federal Home Loan Bank stock.........................................       (4,074)      1,420         --
 Cash paid for asset acquisition...............................................................           --     (15,239)        --
 Cash borrowed for asset acquisition...........................................................           --      26,548         --
 Purchases of investment securities available for sale.........................................     (699,480)    (53,125)        --
 Net decrease (increase) in loans..............................................................       70,581      46,703    (31,964)
 Purchase of loan portfolio....................................................................                       --    (32,194)
 Purchase of premises and equipment............................................................         (787)     (1,706)    (1,244)
 Proceeds from sale and payments on other real estate..........................................           --          --         73
                                                                                                   ---------    --------   --------
   Net cash provided by (used in) investing activities.........................................     (148,237)     23,814    (79,031)
                                                                                                   ---------    --------   --------




                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES


                                                                                                        Year ended December 31,
                                                                                                    -------------------------------
                                                                                                       2002        2001       2000
                                                                                                       ----        ----       ----
                                                                                                    (In thousands, except per share
                                                                                                                 data)
Cash flows from financing activities
 Net increase in non-interest bearing and interest bearing demand deposits and savings accounts.    $ 253,560    $ 44,974   $37,773
 Net (decrease) increase in certificates of deposit                                                  (134,579)    (66,731)   53,523
 Principal payments on mortgage ................................................................          (49)        (49)      (48)
 Cash dividends in lieu of fractional shares....................................................           (7)         (6)       (3)
 Proceeds from borrowings, net of repayments....................................................       27,275       4,000     3,000
 Issuance of common stock under stock option plans..............................................          688         227       488
 Cash dividends paid............................................................................      (10,589)     (8,984)   (8,510)
                                                                                                    ---------    --------   -------
   Net cash (used in) provided by financing activities..........................................      136,299     (26,569)   86,223
                                                                                                    ---------    --------   -------
   Net increase (decrease) in cash and cash equivalents.........................................          553      (3,204)   25,497
Cash and cash equivalents at beginning of year..................................................       40,018      43,222    17,725
                                                                                                    ---------    --------   -------
Cash and cash equivalents at end of year........................................................    $  40,571    $ 40,018   $43,222
                                                                                                    =========    ========   =======
Supplemental disclosure of cash flow information
Cash paid during the year for Interest..........................................................    $  36,719    $ 31,412   $19,311
                                                                                                    =========    ========   =======
 Income taxes...................................................................................    $   5,650    $  6,800   $ 5,650
                                                                                                    =========    ========   =======




        The accompanying notes are an integral part of these statements.

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                           December 31, 2002 and 2001


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

1.  Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Royal Equity Partners, Inc. and the Bank, including the Bank's subsidiaries, Royal Real Estate, Inc. and Crusader Servicing Corporation. On June 22, 2001, the Bank purchased a 60% ownership in Crusader Servicing Corporation from Crusader Holding Corporation. All significant intercompany transactions and balances have been eliminated.

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

                           December 31, 2002 and 2001


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

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and in June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", (collectively SFAS No. 133) was issued. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133, an entity may designate a derivative as a hedge of exposure to either changes in:
(a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available for sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company adopted SFAS No. 133 effective April 1, 2000.

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

    SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On-balance-sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2002 or 2001.

3.  Loans and Allowance for Loan Losses

    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses.


                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


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

    In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and revised the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

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

4.  Other Real Estate

    Other real estate is recorded at the lower of the customer's loan balance or the adjusted fair market value of the real estate securing the loan. The adjusted fair market value is determined by reducing the fair market value by estimated costs for the disposition of the property. Costs relating to holding the property are expensed when incurred. Other real estate owned of approximately $1,444,000 and $884,000 at December 31, 2002 and 2001,
respectively, is included in other assets on the consolidated balance sheets.


                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5.  Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the MACRS method over the estimated useful lives of the assets. Leasehold improvements are amortized on the MACRS method over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

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

8.  Stock Option Plans

    The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No.148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on fair value of the award. Compensation is recognized over service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make a proforma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.


                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    At December 31, 2002, the Company had both a director and employee stock-based compensation plan, which is more fully described in Note L. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                                                                         2002      2001       2000
                                                                                                         ----      ----       ----
Net income(loss), as reported......................................................................    $17,405    $15,754   $14,260
Less: Stock-based compensation costs under
    Fair value based method for all awards.........................................................       (435)       (96)      (64)
                                                                                                       -------    -------   -------
Pro forma net income (loss)........................................................................     16,970     15,658    14,196
Earnings per share-Basis   As Reported.............................................................    $  1.47    $  1.35   $  1.22
                           Pro-forma...............................................................       1.43       1.34      1.22
Earnings per share-Diluted  As Reported............................................................       1.44       1.33      1.21
                            Pro-forma..............................................................       1.40       1.32      1.20


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

                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

13. Comprehensive Income

    The Company reports comprehensive income which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income is as follows (in thousands):


                                                                                                           December 31, 2002
                                                                                                   --------------------------------
                                                                                                                    Tax      Net of
                                                                                                   Before tax    (benefit)     tax
                                                                                                     amount       expense    amount
                                                                                                   ----------    ---------   ------
Unrealized losses on securities
 Unrealized holding gains arising during period................................................      $8,481       $2,883     $5,598
 Less reclassification adjustment for gains realized in net income.............................         790         (269)       521
                                                                                                     ------       ------     ------
 Other comprehensive loss, net.................................................................      $7,691       $2,614     $5,077
                                                                                                     ======       ======     ======



                                                                                                          December 31, 2001
                                                                                                  ---------------------------------
                                                                                                                   Tax       Net of
                                                                                                  Before tax    (benefit)     tax
                                                                                                    amount       expense     amount
                                                                                                  ----------    ---------   -------
Unrealized losses on securities
 Unrealized holding losses arising during period..............................................      $(3,213)     $(1,131)   $(2,082)
 Less reclassification adjustment for gains realized in net income............................           60          (20)        40
                                                                                                    -------      -------    -------
 Other comprehensive loss, net................................................................      $(3,153)     $(1,111)   $(2,042)
                                                                                                    =======      =======    =======



                                                                                                           December 31, 2000
                                                                                                   --------------------------------
                                                                                                                    Tax      Net of
                                                                                                   Before tax    (benefit)     tax
                                                                                                     amount       expense    amount
                                                                                                   ----------    ---------   ------
Unrealized gains on securities
 Unrealized holding gains arising during period................................................      $2,472        $ 840     $1,632
 Less reclassification adjustment for losses realized in net income............................        (302)        (102)      (200)
                                                                                                     ------        -----     ------
 Other comprehensive income, net...............................................................      $2,170        $ 738     $1,432
                                                                                                     ======        =====     ======


                                    (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

14. Reclassifications

    Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

15. Summary of accounting policies

    In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operation.

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

    The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An amendment of FASB Statement No. 72 and 144 and FASB Interpretation No 9, which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, except for transactions between mutual enterprises. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.

NOTE C - SEGMENT INFORMATION

    SFAS No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by chief operating decision maker in deciding how to allocate and assess resources and performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The Company has identified its reportable operating segment as "Community Banking".

    The Company's community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

    The Company's tax lien operation does not meet the quantitative thresholds for requiring disclosure, but has different characteristics to the community banking operation. The Company's tax lien operation consists of purchasing delinquent tax certificates from local municipalities at auction. The tax lien segment is managed as a single strategic unit which generates revenue from a nominal interest rate achieved at the individual auction along with periodic penalties imposed.

                                    (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE C - SEGMENT INFORMATION - Continued

    The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investments in subsidiaries.

    Selected segment information and reconciliations to consolidated financial information is as follows:


                                                                                              Community    Tax Lien
                                                                                                Bank       Operation   Consolidated
                                                                                             ----------    ---------   ------------
                                                                                                         (in thousands)
December 31, 2002
 Total assets............................................................................    $1,040,568     $47,916     $1,088,484
 Total deposits..........................................................................       820,840          --        820,840
 Net interest income.....................................................................        37,185       3,178         40,363
 Total non-interest income...............................................................         2,829         371          3,200
 Total non-interest expense..............................................................        23,882       2,276         26,158
                                                                                             ----------     -------     ----------
 Net Income..............................................................................        16,132       1,273         17,405

December 31, 2001
 Total assets............................................................................    $  889,061     $41,919     $  930,980
 Total deposits..........................................................................       701,860          --        701,860
 Net interest income.....................................................................        35,906       1,510         37,416
 Total non-interest income...............................................................         1,677          61          1,738
 Total non-interest expense..............................................................        22,476         924         23,400
                                                                                             ----------     -------     ----------
 Net Income..............................................................................        15,107         647         15,754
                                                                                             ==========     =======     ==========


    Interest was paid to the Community Bank segment by the Tax Lien Operation was approximately $2,039,000 and $904,000 for the years ending December 31, 2002 and 2001, respectively.

NOTE D - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities held to maturity and available for sale are summarized as follows (in thousands):


                                                                                                          2002
                                                                                     ----------------------------------------------
                                                                                                    Gross        Gross
                                                                                    Amortized    unrealized    unrealized     Fair
                                                                                       cost         gains        losses      value
                                                                                    ---------    ----------    ----------   -------
Investment securities held to maturity
 Corporate securities ...........................................................    $30,076       $2,131         $--       $32,207
 U.S. government agencies .......................................................         --           --          --            --
 Mortgage backed securities .....................................................        538           --          --           538
                                                                                     -------       ------         ---       -------
                                                                                     $30,614       $2,131         $--       $32,745
                                                                                     =======       ======         ===       =======


                                    (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE D - INVESTMENT SECURITIES - Continued


                                                                                                         2002
                                                                                    -----------------------------------------------
                                                                                                   Gross        Gross
                                                                                   Amortized    unrealized    unrealized     Fair
                                                                                      cost         gains        losses       value
                                                                                   ---------    ----------    ----------   --------
Investment securities available for sale
 Federal Home Loan Bank stock ..................................................    $  8,949      $   --       $    --     $  8,949
 Preferred and common stock ....................................................          56          --            --           56
 Corporate bonds ...............................................................     111,227       4,732          (221)     115,738
 Trust preferred securities ....................................................      39,160         726        (2,557)      37,329
 Foreign bonds .................................................................      16,068         554          (259)      16,363
 Mortgage backed securities ....................................................     235,965       1,155          (487)     236,633
 Other securities ..............................................................       3,247           1            --        3,248
                                                                                    --------      ------       -------     --------
                                                                                    $414,672      $7,168       $(3,524)    $418,316
                                                                                    ========      ======       =======     ========



                                                                                                          2001
                                                                                     ----------------------------------------------
                                                                                                    Gross        Gross
                                                                                    Amortized    unrealized    unrealized     Fair
                                                                                       cost         gains        losses      value
                                                                                    ---------    ----------    ----------   -------
Investment securities held to maturity
 Corporate securities ...........................................................    $56,826       $2,042        $  --      $58,868
 U.S. government agencies .......................................................     35,000           64         (385)      34,679
 Mortgage backed securities .....................................................      1,077            1           --        1,078
                                                                                     -------       ------        -----      -------
                                                                                     $92,903       $2,107        $(385)     $94,625
                                                                                     =======       ======        =====      =======



                                                                                                         2001
                                                                                    -----------------------------------------------
                                                                                                   Gross        Gross
                                                                                   Amortized    unrealized    unrealized     Fair
                                                                                      cost         gains        losses       value
                                                                                   ---------    ----------    ----------   --------
Investment securities available for sale
 Federal Home Loan Bank stock ..................................................    $  4,875      $   --       $    --     $  4,875
 Preferred and common stock ....................................................          39          15            --           54
 Corporate bonds ...............................................................      60,899         268          (323)      60,844
 Trust preferred securities ....................................................      39,294         896        (5,283)      34,907
 Foreign bonds .................................................................      16,403         470           (99)      16,774
 Mortgage backed securities ....................................................      11,942         109          (100)      11,951
 Other securities ..............................................................         350          --            --          350
                                                                                    --------      ------       -------     --------
                                                                                    $133,802      $1,758       $(5,805)    $129,755
                                                                                    ========      ======       =======     ========


    The amortized cost and estimated fair value of investment securities at December 31, 2002, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because

                                    (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE D - INVESTMENT SECURITIES - Continued

borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                           2002
                                                                                        -------------------------------------------
                                                                                         Held to maturity       Available for sale
                                                                                        -------------------    --------------------
                                                                                       Amortized      Fair     Amortized     Fair
                                                                                          cost       value       cost        value
                                                                                       ---------    -------    ---------   --------
Within 1 year ......................................................................    $ 7,242     $ 7,478    $  6,296    $  6,339
After 1 but within 5 years .........................................................     22,978      24,873     105,497     109,205
After 5 but within 10 years ........................................................         75          75      65,673      66,609
After 10 years .....................................................................        319         319     230,201     227,158
Federal Home Loan Bank stock .......................................................         --          --       8,949      8,8949
Preferred and common stocks ........................................................         --          --          56          56
                                                                                        -------     -------    --------    --------
                                                                                        $30,614     $32,745    $414,672    $418,316
                                                                                        =======     =======    ========    ========


    Proceeds from the sale of investment securities available for sale during 2002, 2001 and 2000 were $115,250,000, $6,270,000 and $610,000, respectively, resulting in gross realized gain (loss) of $790,000, $60,000 and $(302,000) during 2002, 2001 and 2000, respectively.

    As of December 31, 2002 and 2001, investment securities with a book value of $135,499,000 and $32,878,000, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

NOTE E - LOANS

    Major classifications of loans are as follows (in thousands):


                                                               2002       2001
                                                             --------   --------
Commercial and industrial ...............................    $241,373   $218,498
Real Estate
 Construction and land development ......................      82,736     64,551
 Residential  ...........................................     127,230    151,020
 Other ..................................................     124,006    201,457
Consumer ................................................       3,509     13,909
                                                             --------   --------
   Total gross loans.....................................     578,854    649,435
Less
 Unearned income ........................................      (1,082)    (1,056)
 Unamortized discount on purchased loans ................      (1,038)    (2,144)
                                                             --------   --------
   Total loans...........................................    $576,734   $646,235
                                                             ========   ========


                                    (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE E - LOANS - Continued

    Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $11,908,000 and $10,794,000 at December 31, 2002 and 2001, respectively. If interest had been accrued, such income would have been approximately $473,000, $526,000 and $319,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Management believes it has adequate collateral to limit its credit risk with these loans.

    The Company granted loans to the officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $5,290,000 and $8,383,000 at December 31, 2002 and 2001,
respectively. During 2002, no new loans were made and repayments totaled $3,093,000.

    The balance of impaired loans, which include the loans on which the accrual of interest has been discontinued, was approximately $11,966,000 and $10,852,000 at December 31, 2002 and 2001, respectively. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The income recognized on impaired loans during 2002 was $1,000.

    Total cash collected on impaired loans during 2002 was $900,000 of which $898,000 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during 2002 was $1,618,000. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

    The Company primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. The Company has concentrations of credit risk in real estate development loans at December 31, 2002. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.

    Changes in the allowance for loan losses were as follows (in thousands):


                                                                                                         2002      2001       2000
                                                                                                         ----      ----       ----
Balance at beginning of year.......................................................................    $11,888    $11,973   $11,737
 Charge-offs.......................................................................................       (925)      (517)     (628)
 Recoveries........................................................................................      1,257        432       614
                                                                                                       -------    -------   -------
 Net charge-offs ..................................................................................        332        (85)      (14)
 Provision for loan losses.........................................................................        250         --       250
                                                                                                       -------    -------   -------
Balance at end of year.............................................................................    $12,470    $11,888   $11,973
                                                                                                       =======    =======   =======

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE F - PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows (in thousands):


                                                                                               Estimated
                                                                                               useful lives        2002       2001
                                                                                               ------------        ----       ----
Land.......................................................................................           --          $ 2,396   $ 2,396
Buildings and leasehold improvements.......................................................    15 - 31.5 years      6,424     6,217
Furniture and fixtures.....................................................................    3 - 7 years          5,748     5,132
                                                                                                                  -------   -------
                                                                                                                   14,568    13,745
Less accumulated depreciation and amortization.............................................                         6,566     5,233
                                                                                                                  -------   -------
                                                                                                                  $ 8,002   $ 8,512
                                                                                                                  =======   =======


    Depreciation and amortization in expense was approximately $1,296,000, $865,000 and $414,000 for the years ended 2002, 2001 and 2000, respectively.

NOTE G - DEPOSITS

    Deposits are summarized as follows (in thousands):


                                                               2002       2001
                                                               ----       ----
Demand ..................................................    $ 55,575   $ 51,991
NOW and money market ....................................     412,860    158,784
Savings .................................................      22,212     26,312
Time, $100,000 and over .................................     180,977    303,793
Other time ..............................................     149,216    160,980
                                                             --------   --------
                                                             $820,840   $701,860
                                                             ========   ========


    Maturities of certificates of deposit for the next five years and thereafter are as follows (in thousands):


2003 ................................................................   $157,030
2004 ................................................................     92,184
2005 ................................................................     36,736
2006 ................................................................     11,478
2007 ................................................................      7,257
Thereafter ..........................................................     25,508
                                                                        --------
                                                                        $330,193
                                                                        ========

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE H - BORROWINGS

1.  Advances from the Federal Home Loan Bank

    At December 31, 2002, advances from the Federal Home Loan Bank (FHLB) totaling $127,500,000 will mature within one to ten years. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.95%.

    Outstanding borrowings mature as follows (in thousands):


2003 ................................................................   $  3,000
2004 ................................................................         --
2005 ................................................................         --
2006 ................................................................         --
2007 ................................................................         --
Thereafter ..........................................................    124,500
                                                                        --------
                                                                        $127,500
                                                                        ========


NOTE I - LEASE COMMITMENTS

    The Company leases various premises under non--cancelable agreements, which expire through 2012 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31, (in thousands):

2003 ..................................................................   $  655
2004 ..................................................................      353
2005 ..................................................................      290
2006 ..................................................................      135
2007 ..................................................................      112
Thereafter ............................................................      490
                                                                          ------
                                                                          $2,035
                                                                          ======


    Rental expense for all leases was approximately $614,000, $501,000 and $388,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE J - COMMON STOCK

    Each holder of Class A and Class B common stock is entitled to one vote for each Class A share and ten votes for each Class B share held. Holders of either class of common stock are entitled to equal per share dividends when declared.



                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE J - COMMON STOCK - Continued

    The Class B shares may not be transferred in any manner except to the holder's immediate family. Class B shares have been converted to Class A shares at the average rate of 1.15 to 1.

    Per share information and weighted average shares outstanding have been restated to reflect the 3% stock dividend of January 2003, the 6% stock dividend of January 2002, the 5% stock dividend of January 2001, and the 5% stock dividend of January 2000.

NOTE K - INCOME TAXES

    The components of the income tax expense (benefit) included in the consolidated statements of income are as follows (in thousands):


                                                                                                          2002      2001      2000
                                                                                                          ----      ----      ----
Income tax expense (benefit)
 Current.............................................................................................    $7,269    $ 6,485   $8,266
 Deferred federal tax................................................................................       (32)    (1,560)    (543)
Benefit applied to reduce goodwill...................................................................        --        872      259
                                                                                                         ------    -------   ------
                                                                                                         $7,237    $ 5,797   $7,982
                                                                                                         ======    =======   ======




                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE K - INCOME TAXES - Continued

    The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2002, 2001 and 2000 is as follows (in thousands):


                                                                                                           2002      2001     2000
                                                                                                           ----      ----     ----
Computed tax expense at statutory rate................................................................    $8,620    $7,543   $7,785
Tax-exempt income.....................................................................................      (101)     (130)     (84)
Low-income housing tax credit.........................................................................      (545)     (650)    (545)
Other, net............................................................................................      (737)     (966)     826
Effect of 34% rate bracket............................................................................      --        --       --
                                                                                                          ------    ------   ------
Applicable income tax expense.........................................................................    $7,237    $5,797   $7,982
                                                                                                          ======    ======   ======


    Deferred tax assets and liabilities consist of the following (in thousands):


                                                             2002       2001
                                                             ----       ----
Deferred tax assets
 Allowance for loan losses.............................    $ 2,843    $ 2,137
 Unrealized losses on investment securities available
  for sale.............................................         --      1,415
 Accrued stock-based compensation......................        194        855
 Asset valuation reserves..............................        812        812
 Other.................................................      1,458      1,324
 Net operating loss carryovers from Knoblauch State
  Bank.................................................      7,277      7,449
                                                           -------    -------
                                                            12,584     13,992
Less valuation allowance...............................     (7,277)    (7,449)
                                                           -------    -------
                                                             5,307      6,543
                                                           -------    -------
Deferred tax liabilities
 Unrealized gains on investment securities available
  for sale.............................................      1,199         --
 Other.................................................        722        576
                                                           -------    -------
                                                             3,386        576
                                                           -------    -------
   Net deferred tax asset, included in other assets....    $ 3,386    $ 5,967
                                                           =======    =======


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

    During 2002, 2001 and 2000, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of KSB. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year.



                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE K - INCOME TAXES - Continued

    In addition, the Company has approximately $15,700,000 of tax goodwill from the acquisition of KSB. The ability to deduct this goodwill for tax purposes will expire in 2015. The utilization of this goodwill for tax purposes was subject to the limitations under Section 382 of the Internal Revenue Code. For 2002, approximately $1,353,000 has been deducted for tax purposes.

    For 2001, the Company has taken a recovery of $550,000 from income tax payable and reduced its federal income tax expense accordingly in order to recapture a provision established for issues that arose concerning the low income housing tax credits acquired from the Kearsley limited partnership in 1994. All issues regarding this tax credit were resolved favorably and as a result there is no need to maintain this tax reserve.

NOTE L - EARNINGS PER SHARE

    Basic and diluted EPS are calculated as follows (in thousands, except per share data):


                                                                                                             2002
                                                                                          -----------------------------------------
                                                                                             Income      Average shares   Per share
                                                                                          (numerator)    (denominator)      amount
                                                                                          -----------    --------------   ---------
Basic EPS
 Income available to common shareholders..............................................      $17,405          11,845         $ 1.47
Effect of dilutive securities
 Stock options........................................................................           --             248          (0.03)
                                                                                            -------          ------         ------
Diluted EPS
 Income available to common shareholders plus assumed exercise of options.............      $17,405          12,093         $ 1.44
                                                                                            =======          ======         ======



All options to purchase shares of common stock were included in the computation of 2002 diluted EPS because the exercise price was less than the average market price of the common stock.


                                                                                                             2001
                                                                                          -----------------------------------------
                                                                                             Income      Average shares   Per share
                                                                                          (numerator)    (denominator)      amount
                                                                                          -----------    --------------   ---------
Basic EPS
 Income available to common shareholders..............................................      $15,754          11,671         $ 1.35
Effect of dilutive securities
 Stock options........................................................................         --               171          (0.02)
                                                                                            -------          ------         ------
Diluted EPS
 Income available to common shareholders plus assumed exercise of options.............      $15,754          11,842         $ 1.33
                                                                                            =======          ======         ======


    All options to purchase shares of common stock were included in the computation of 2001 diluted EPS because the exercise price was less than the average market price of the common stock.



                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE L - EARNINGS PER SHARE - Continued


                                                                                                             2000
                                                                                          -----------------------------------------
                                                                                             Income      Average shares   Per share
                                                                                          (numerator)    (denominator)      amount
                                                                                          -----------    --------------   ---------
Basic EPS
 Income available to common shareholders..............................................      $14,260          11,649         $ 1.22
Effect of dilutive securities
 Stock options........................................................................           --             151          (0.01)
                                                                                            -------          ------         ------
Diluted EPS
 Income available to common shareholders plus assumed exercise of options.............      $14,260          11,801         $ 1.21
                                                                                            =======          ======         ======


    Options to purchase 50,206 shares of common stock with an exercise price of $15.33 per share were not included in the computation of 2000 diluted EPS because the exercise price was greater than the average market price of the common stock.

NOTE M - STOCK OPTION PLANS

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

    Stock option transactions consist of the following:

                                                                             2002                 2001                  2000
                                                                      ------------------    -----------------    ------------------
                                                                                Weighted             Weighted              Weighted
                                                                                average               average               average
                                                                                exercise             exercise              exercise
                                                                      Shares     price     Shares      price     Shares      price
                                                                     -------    --------   ------    --------    -------   --------
Outstanding at beginning of year .................................    73,820     $11.70    62,593     $11.82      70,088    $11.20
 Granted .........................................................    15,723      19.95    16,167      13.66      12,600     14.26
 Exercised .......................................................   (10,826)      9.85    (4,940)     10.09     (20,095)     7.69
 Cancelled .......................................................        --         --        --         --          --        --
                                                                     -------               ------                -------
Outstanding at end of year .......................................    78,717      13.18    73,820     $11.70      62,593    $11.82
                                                                     =======               ======                =======
Weighted average fair value of options granted during the year ...               $ 8.70               $ 3.36                $ 2.45




                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


                           December 31, 2002 and 2001

NOTE M - STOCK OPTION PLANS - Continued

    The following table summarizes information about options outstanding and exercisable at December 31, 2002:


                                                                   Options outstanding                     Options exercisable
                                                       --------------------------------------------    ----------------------------
                                                                       Weighted
                                                                        average
                                                                       remaining        Weighted                        Weighted
                                                         Number       contractual        average         Number          average
Range of exercise prices                               outstanding   life (years)    exercise price    exercisable   exercise price
---------------------------------------------------    -----------   ------------    --------------    -----------   --------------
$3.87 - 5.67.......................................        8,272          1.4            $ 5.26           8,272          $  5.26
$7.39 - 11.10......................................       10,140          3.8              9.06          10,140             9.06
$10.17 - 15.25.....................................       46,400          6.7             13.47          46,400            13.47
$19.95.............................................       13,905          9.2             19.95              --
                                                         -------                                         ------
                                                          78,717                                         64,812
                                                         =======                                         ======


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

    Stock option transactions consist of the following:


                                                                           2002                   2001                  2000
                                                                    -------------------    ------------------    ------------------
                                                                               Weighted              Weighted              Weighted
                                                                               average                average               average
                                                                               exercise              exercise              exercise
                                                                    Shares      price      Shares      price     Shares      price
                                                                   --------    --------   -------    --------    -------   --------
Outstanding at beginning
 of year .......................................................    502,362     $10.44    375,778     $ 9.34     377,247    $ 6.81
 Granted .......................................................    160,336      19.95    174,577      13.66      67,717     12.96
 Exercised .....................................................   (157,623)      5.83    (33,488)      5.30     (63,281)     4.74
 Cancelled .....................................................    (16,053)     17.62    (14,505)     13.22      (5,905)    13.68
                                                                   --------               -------                -------
Outstanding at end of year .....................................    489,022     $14.40    502,362     $10.44     375,778    $ 9.34
                                                                   ========               =======                =======
Weighted average fair value of options granted during the year .                $ 8.70                $ 3.36                $ 2.45




                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE M - STOCK OPTION PLANS - Continued

    The following table summarizes information about options outstanding and exercisable at December 31, 2002:


                                                                   Options outstanding                     Options exercisable
                                                       --------------------------------------------    ----------------------------
                                                                       Weighted
                                                                        average
                                                                       remaining        Weighted                        Weighted
                                                         Number       contractual        average         Number          average
Range of exercise prices                               outstanding   life (years)    exercise price    exercisable   exercise price
---------------------------------------------------    -----------   ------------    --------------    -----------   --------------
$5.43 - 8.15.......................................       39,457          2.3            $ 6.33           39,457         $  6.33
$10.17 - 15.26.....................................      276,444          6.3             12.62          109,654           11.93
$15.34 - 19.95.....................................      173,121          9.0             19.07           26,578           15.34
                                                         -------                                        --------
                                                         489,022                                         175,688
                                                         =======                                        ========

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE N - PENSION PLAN

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

    The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):



                                                    2002      2001
                                                    ----      ----
Change in benefit obligation
 Benefit obligation at beginning of year .......   $2,377    $1,782
 Service cost ..................................     (800)      488
 Interest cost .................................      191       124
 Other changes .................................    1,280       (17)
                                                   ------    ------
 Benefits obligation at end of year ............   $3,048    $2,377
                                                   ======    ======


    Net pension cost included the following components (in thousands):


                                                                                                                2002    2001   2000
                                                                                                                ----    ----   ----
Service cost................................................................................................    $208    $553   $341
Interest cost...............................................................................................     191     124     86
                                                                                                                ----    ----   ----
Net periodic benefit cost...................................................................................    $399    $677   $427
                                                                                                                ====    ====   ====


    The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% for 2002, 2001 and 2000. The expected long-term rate of return on assets was 4% for 2002, 2001 and 2000.

    The Company has a capital accumulation and salary reduction plan under
Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 1% to a maximum of 15% of their annual salary, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit. Matching contributions to the plan were approximately $187,000, $167,000 and $141,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
         OF CREDIT RISK

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



                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
         OF CREDIT RISK - Continued

    The Company's exposure to credit loss in the event of non--performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    The contract amounts are as follows (in thousands):


                                                                 December 31,
                                                              -----------------
                                                               2002       2001
                                                               ----       ----
Financial instruments whose contract amounts represent
  credit risk
  Commitments to extend credit...........................    $89,792   $111,643
  Standby letters of credit and financial guarantees
    written .............................................      5,188      4,782


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

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 2003. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is 80%.

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

                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

    Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2002 and 2001 were as follows:

    Fair values of loans and deposits with floating interest rates are generally presumed to approximate the recorded carrying amounts.

    Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows (in thousands):


                                                                                               2002                    2001
                                                                                       --------------------    --------------------
                                                                                      Estimated                Estimated
                                                                                         fair      Carrying      fair      Carrying
                                                                                        value       amount       value      amount
                                                                                        -----       ------       -----      ------
Cash and cash equivalents .........................................................    $ 40,571    $ 40,571    $ 40,018    $ 40,018
Investment securities held to maturity ............................................      32,745      30,614      94,625      92,903
Investment securities available for sale ..........................................     418,316     418,316     129,755     129,755


    Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows (in thousands):


                                                                                               2002                    2001
                                                                                       --------------------    --------------------
                                                                                      Estimated                Estimated
                                                                                         fair      Carrying      fair      Carrying
                                                                                        value       amount       value      amount
                                                                                        -----       ------       -----      ------
Deposits with stated maturities ...................................................    $319,551    $330,193    $454,191    $464,773
Long-term borrowings ..............................................................     122,448     127,500      67,574      70,225


    Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling approximately $490,647,000 and $237,087,000 at December 31, 2002 and 2001, respectively.

    Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows (in thousands):

                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued


                                                                                               2002                    2001
                                                                                       --------------------    --------------------
                                                                                      Estimated                Estimated
                                                                                         fair      Carrying      fair      Carrying
                                                                                        value       amount       value      amount
                                                                                        -----       ------       -----      ------
Net loans .........................................................................    $635,495    $576,734    $668,693    $646,235


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

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2002, management believes that the Bank meets all capital adequacy requirements to which it is subject.

                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE Q - REGULATORY MATTERS - Continued

    As of December 31, 2002, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Bank's actual capital amounts and ratios are also presented in the table (in thousands).


                                                                                                      2002
                                                                             ------------------------------------------------------
                                                                                                                      To be well
                                                                                                                      capitalized
                                                                                                                         under
                                                                                                                        prompt
                                                                                                   For capital        corrective
                                                                                                    adequacy            action
                                                                                  Actual            purposes          provisions
                                                                             ----------------    ---------------    ---------------
                                                                             Amount     Ratio    Amount    Ratio    Amount    Ratio
                                                                             ------     -----    ------    -----    ------    -----
Total capital (to risk-weighted assetsz)
 Company (consolidated) .................................................   $129,873    15.91%  $65,304     8.00%       N/A     N/A
 Bank ...................................................................     93,276    11.69    63,815     8.00    $79,769   10.00%
Tier I capital (to risk-weighted assets)
 Company (consolidated) .................................................    119,641    14.61    32,742     4.00        N/A     N/A
 Bank ...................................................................     83,279    10.41    32,006     4.00     48,010     6.0
Tier I capital (to average assets, leverage)
 Company (consolidated) .................................................    119,641    11.41    31,466     3.00        N/A     N/A
 Bank ...................................................................     83,279     8.10    30,836     3.00     51,393     5.0



                                                                                                      2001
                                                                             ------------------------------------------------------
                                                                                                                      To be well
                                                                                                                      capitalized
                                                                                                                         under
                                                                                                                        prompt
                                                                                                   For capital        corrective
                                                                                                    adequacy            action
                                                                                  Actual            purposes          provisions
                                                                             ----------------    ---------------    ---------------
                                                                             Amount     Ratio    Amount    Ratio    Amount    Ratio
                                                                             ------     -----    ------    -----    ------    -----
Total capital (to risk-weighted assets)
 Company (consolidated) .................................................   $121,237    15.92%  $60,920     8.00%       N/A     N/A
 Bank ...................................................................     87,432    11.58    60,408     8.00    $75,510   10.00%
Tier I capital (to risk-weighted assets)
 Company (consolidated) .................................................    111,718    14.42    30,993     4.00        N/A     N/A
 Bank ...................................................................     77,993    10.33    30,204     4.00     45,306    6.00
Tier I capital (to average assets, leverage)
 Company (consolidated) .................................................    111,718    14.17    23,653     3.00        N/A     N/A
 Bank ...................................................................     77,993    10.08    23,214     3.00     38,690    5.00

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE R - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed financial information for the parent company only follows (in thousands).

                            CONDENSED BALANCE SHEETS


                                                                December 31,
                                                             -------------------
                                                               2002       2001
                                                               ----       ----
Assets
 Cash ...................................................    $  2,527   $  1,444
 Investment in Royal Investments of Delaware, Inc. - at
   equity ...............................................      33,531     31,887
 Investment in Royal Bank of Pennsylvania - at equity ...      84,960     74,716
 Other assets ...........................................         312        402
                                                             --------   --------
                                                             $121,330   $108,449
                                                             ========   ========
 Stockholders' equity ...................................     121,330    108,449
                                                             --------   --------
                                                             $121,330   $108,449
                                                             ========   ========


                         CONDENSED STATEMENTS OF INCOME


                                                                                                          Year ended December 31,
                                                                                                       ----------------------------
                                                                                                         2002      2001       2000
                                                                                                         ----      ----       ----
Income
 Equity in undistributed net earnings of subsidiaries..............................................    $ 6,840    $ 6,796   $ 5,763
 Dividends from subsidiary bank....................................................................     10,589      8,984     8,513
 Other income......................................................................................         49         35        50
                                                                                                       -------    -------   -------
   Total income....................................................................................     17,478     15,815    14,326
                                                                                                       -------    -------   -------
Expenses
 Other expenses....................................................................................         85         75        68
 Income tax benefit................................................................................        (12)       (14)       (2)
                                                                                                       -------    -------   -------
   Total expenses..................................................................................         73         61        66
                                                                                                       -------    -------   -------
   Net income......................................................................................    $17,405    $15,754   $14,260
                                                                                                       =======    =======   =======




                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE R - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                         Year ended December 31,
                                                                                                      -----------------------------
                                                                                                        2002       2001       2000
                                                                                                        ----       ----       ----
Cash flows from operating activities
Net income........................................................................................    $ 17,405    $15,754   $14,260
Adjustments to reconcile net income to net cash
  provided by operating activities
 Undistributed earnings from subsidiaries.........................................................      (6,840)    (6,796)   (4,647)
 Operating expenses...............................................................................          85         75        68
 Rental income....................................................................................         (49)       (35)      (50)
 Non-cash income tax benefit......................................................................         (12)       (14)       (2)
                                                                                                      --------    -------   -------
   Net cash provided by operating activities......................................................      10,589      8,984     9,629
                                                                                                      --------    -------   -------
Cash flows from financing activities
Cash dividends paid...............................................................................     (10,589)    (8,984)   (8,510)
Other, net........................................................................................       1,083         48      (655)
                                                                                                      --------    -------   -------
   Net cash used in financing activities..........................................................       1,444     (8,936)   (9,165)
                                                                                                      --------    -------   -------
   Net increase in cash...........................................................................       1,083         48       464
Cash at beginning of year.........................................................................       1,444      1,396       932
                                                                                                      --------    -------   -------
Cash at end of year...............................................................................    $  2,527    $ 1,444   $ 1,396
                                                                                                      ========    =======   =======


NOTE S - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2002 and 2001, on a quarterly basis, for the Company (in thousands except per share data):


                                                                                                              2002
                                                                                             --------------------------------------
                                                                                             Fourth     Third     Second     First
                                                                                            Quarter    Quarter    Quarter   Quarter
                                                                                            -------    -------    -------   -------
Interest income .........................................................................   $19,332    $19,797    $18,833   $19,143
Net interest income .....................................................................    10,540     10,543      9,605     9,926
Provision for loan losses ...............................................................        --         --         50       200
Income before income taxes                                                                    6,308      6,930      5,428     5,976
Net income ..............................................................................     4,831      4,462      3,897     4,215
Net income per share
 Basic ..................................................................................   $  0.40    $  0.38    $  0.33   $  0.36
 Diluted ................................................................................   $  0.40    $  0.37    $  0.32   $  0.35




                                  (Continued)

            ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001


NOTE R - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) - Continued


                                                                                                              2001
                                                                                             --------------------------------------
                                                                                             Fourth     Third     Second     First
                                                                                            Quarter    Quarter    Quarter   Quarter
                                                                                            -------    -------    -------   -------
Interest income .........................................................................   $19,645    $19,901    $14,971   $14,708
Net interest income .....................................................................    10,199     10,031      8,597     8,589
Provision for loan losses ...............................................................        --         --         --        --
Income before income taxes ..............................................................     6,449      5,423      4,108     5,572
Net income ..............................................................................     4,456      3,572      3,811     3,914
Net income per share
 Basic ..................................................................................   $  0.38    $  0.31    $  0.33   $  0.33
 Diluted ................................................................................   $  0.38    $  0.30    $  0.32   $  0.33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required in this Item, relating to directors, executive officers, control persons is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2003 Annual Meeting of Shareholders under the heading "Remuneration of directors and Officers and Other Transactions," which pages are incorporated herein by reference.

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

    Based solely on its review of forms that were received from certain reporting persons, the Corporation believes that during the period January 1, 2002 through December 31, 2002, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item, relating to executive compensation, is set forth in the Registrant's Proxy Statement to be used in connection with the 2003 Annual Meeting of Shareholders, under the heading "Remuneration of Directors and Officers and Other Transactions," which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2003 Annual Meeting of Shareholders, under the heading "Information About Nominees, Continuing Directors and Executive Officers", which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2003 Annual Meeting of Shareholders, under the heading "Interest of Management and Others in Certain Transactions," which page are incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

    We maintain a system of controls and procedures designed to provide reasonable assurance to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our disclosure controls and procedures are effective in timely alerting them at material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                       11. Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note A, "Per Share Information,,.

                       12. Statement re: Computation of Ratios. (Included at Item 8 here of, Note Q, "Regulatory Matters.")

                       21.     Subsidiaries of Registrant.

                       23.     Consent of Independent Accountants.

        (b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year December 31, 2002.

        (c)    The exhibits required to be filed by this Item are listed under
               Item 14(a)3 above.

        (d)    Not applicable.

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.


DATE                                             TITLE                          SIGNATURE
----                                             -----                          ---------
March 27, 2003                                  Chairman                        /s/ Daniel M. Tabas
                                                                                 --------------------------------------------------
                                                                                Daniel M. Tabas
March 27, 2003                               President/CEO                      /s/ Joseph P. Campbell
                                                Director                         --------------------------------------------------
                                                                                Joseph P. Campbell
March 27, 2003                               Treasurer/EVP                      /s/ James J. McSwiggan
                                                Director                         --------------------------------------------------
                                                                                James J. McSwiggan
March 27, 2003                                  Director                        /s/ Albert Ominsky
                                                                                 --------------------------------------------------
                                                                                Albert Ominsky
March 27, 2003                                  Director                        /s/ Anthony J. Micale
                                                                                 --------------------------------------------------
                                                                                Anthony J. Micale
                                             Vice Chairman/
March 27, 2003                           Senior Vice President/                 /s/ Robert R. Tabas
                                                Director                         --------------------------------------------------
                                                                                Robert R. Tabas
March 27, 2003                                  Director                        /s/ Gregory T. Reardon
                                                                                 --------------------------------------------------
                                                                                Gregory T. Reardon
March 27, 2003                                  Director                        /s/ Carl M. Cousins
                                                                                 --------------------------------------------------
                                                                                Carl M. Cousins
March 27, 2003                                  Director                        /s/ Lee E. Tabas
                                                                                 --------------------------------------------------
                                                                                Lee E. Tabas
March 27, 2003                                  Director                        /s/ Howard Wurzak
                                                                                 --------------------------------------------------
                                                                                Howard Wurzak
March 27, 2003                           Senior Vice President/                 /s/ John M. Decker
                                                Director                         --------------------------------------------------
                                                                                John M. Decker
March 27, 2003                           Senior Vice President/                 /s/ Murray Stempel
                                                Director                         --------------------------------------------------
                                                                                Murray Stempel
March 27, 2003                                  Director                        /s/ Jack R. Loew
                                                                                 --------------------------------------------------
                                                                                Jack R. Loew
March 27, 2003                                  Director                        /s/ Edward B. Tepper
                                                                                 --------------------------------------------------
                                                                                Edward B. Tepper
March 27, 2003                                  Director                        /s/ Evelyn Rome Tabas
                                                                                 --------------------------------------------------
                                                                                Evelyn Rome Tabas
March 27, 2003                                  Director                        /s/ Mitchell L. Morgan
                                                                                 --------------------------------------------------
                                                                                Mitchell L. Morgan

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

        11.    Statement Re: Computation of Earnings Per Share. (Included at
               Item 8, hereof, Note A, "Per Share Information".)

        12. Statements re: Computation of Ratios. (Included at Item 8 here of, Note Q, "Regulatory Matters.")

        21.    Subsidiaries of Registrant.

        23.    Consent of Independent Accountants.

        99.1   Certification pursuant to 18 U.S.C. Section 1350 as added by
               Section 906 of the Sarbanes-Oxley Act 2002

        99.2   Certification pursuant to 18 U.S.C. Section 1350 as added by
               Section 906 of the Sarbanes-Oxley Act 2002