Form 10-Q
period 2003-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2003-05-15
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended: March 31, 2003
                                                -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from:_______________ to_______________

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
                                Yes__X__   No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class A Common Stock              Outstanding at March 31, 2003
       --------------------              -----------------------------
       $2.00 par value                   9,887,447

       Class B Common Stock              Outstanding at March 31, 2003
       --------------------              -----------------------------
       $.10 par value                    1,913,875

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)

                        ASSETS                                                        Mar 31, 2003          Dec 31, 2002

                                                                                      (Unaudited)
                                                                                     ---------------       ----------------
Cash and due from banks                                                               $   54,988             $   27,081
Federal funds sold                                                                        27,800                 13,490
                                                                                      ----------             ----------

               Total cash and cash equivalents                                            82,788                 40,571
                                                                                      ----------             ----------
Investment securities held to maturity (fair value of $32,402 at
        March 31, 2003 and $32,745 at December 31, 2002)                                  30,541                 30,614

Investment securities available for sale - at fair value                                 438,954                418,316

Total loans                                                                              558,544                576,734
    Less allowance for loan losses                                                        12,602                 12,470
                                                                                      ----------             ----------

               Net loans                                                                 545,942                564,264
Premises and equipment, net                                                                7,785                  8,002
Accrued interest and other assets                                                         27,892                 26,717
                                                                                      ----------             ----------

               Total assets                                                           $1,133,902             $1,088,484
                                                                                      ==========             ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                           $   55,102             $   55,575
       Interest bearing (includes certificates of deposit in excess of $100 of $128,543 at March 31, 2003 and
         $180,978 at December 31, 2002)                                                  777,882                765,265
                                                                                      ----------             ----------

               Total deposits                                                            832,984                820,840
    Accrued interest payable                                                              10,489                 11,406
    Borrowings                                                                           157,500                127,500
    Other liabilities                                                                      7,655                  6,682
                                                                                      ----------             ----------

               Total liabilities                                                       1,008,628                966,428
                                                                                      ----------             ----------

MINORITY INTEREST                                                                            669                    726

Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         9,887,447 at March 31, 2003 and 9,595,191 at December 31, 2002                   19,775                 19,190
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,913,875 at March 31, 2003 and 1,860,668 at December 31, 2002                      191                    186
    Additional paid in capital                                                            83,497                 76,984
    Retained earnings                                                                     19,374                 24,819
    Accumulated other comprehensive income (loss)                                          4,033                  2,416
                                                                                      ----------             ----------
                                                                                         126,870                123,595
    Treasury stock - at cost, shares of Class A, 215,388 at March 31, 2003,
      and December 31, 2002.                                                              (2,265)                (2,265)
                                                                                      ----------             ----------

               Total stockholders' equity                                                124,605                121,330
                                                                                      ----------             ----------

               Total liabilities and stockholders' equity                             $1,133,902             $1,088,484
                                                                                      ==========             ==========


The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            Three months ended
                                                                                 March 31,
                                                                        ---------------------------
(in thousands, except per share data)
                                                                           2003             2002
                                                                        ----------       ----------
Interest income
    Loans, including fees                                               $12,187          $14,214
    Investment securities held to maturity                                  592            1,518
    Investment securities available for sale                              5,523            3,068
    Deposits in banks                                                        85              272
    Federal funds sold                                                       44               71
                                                                        -------          -------

           TOTAL INTEREST INCOME                                         18,431           19,143
                                                                        -------          -------
Interest expense
    Deposits                                                              6,431            7,641
    Borrowings                                                            1,596            1,576
                                                                        -------          -------

           TOTAL INTEREST EXPENSE                                         8,027            9,217
                                                                        -------          -------

           NET INTEREST INCOME                                           10,404            9,926

      Provision for loan losses                                             150              200
                                                                        -------          -------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                            10,254            9,726
                                                                        -------          -------

Other income
    Service charges and fees                                                253              286
    Net gains on sales of investment securities                             144               --
    Gains on sales of other real estate                                      80              164
    Gains on sales of loans                                                 131              202
    Other income                                                             16               15
                                                                        -------          -------
                                                                            624              667
                                                                        -------          -------
Other expenses
    Salaries & wages                                                      1,988            1,928
    Employee benefits                                                       384              438
    Occupancy and equipment                                                 337              237
    Other operating expenses                                              1,835            1,814
                                                                        -------          -------
                                                                          4,544            4,417
                                                                        -------          -------

           INCOME BEFORE INCOME TAXES                                     6,334            5,976

    Income taxes                                                          1,934            1,761
                                                                        -------          -------

           NET INCOME                                                   $ 4,400          $ 4,215
                                                                        =======          =======
    Per share data

        Net income - basic                                                 $.37             $.36
                                                                        =======          =======

        Net income - diluted                                               $.36             $.35
                                                                        =======          =======


The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        Three Months ended March 31, 2003
                                   (UNAUDITED)



                                             Class A Common Stock    Class B Common Stock   Additional
                                             --------------------    --------------------     Paid in     Retained    Treasury
(in thousands)                                Shares      Amount      Shares    Amount        Capital     Earnings      Stock
                                              ------      ------      ------    ------      ----------    --------    --------
Balance, January 1, 2003                        9,595     $19,190     1,861     $186         $76,984       $24,819     $(2,265)

Net income for the three months ended Mar. 31,      -           -         -        -               -         4,400           -
Conversion of Class B common stock to
  Class A Common stock                              3           6        (3)      (1)              -            (7)          -
Purchase of treasury stock                          -           -         -        -               -             -           -
3% stock dividend declared                        281         563        55        6           6,443        (7,011)          -
Cash dividends on common stock                      -           -         -        -               -        (2,819)          -
Cash in lieu of fractional shares                   -           -         -        -               -            (7)          -
Stock options exercised                             8          16         -        -              90             -           -
Other comprehensive income, net of
    Reclassifications and taxes                     -           -         -        -               -             -           -
                                                -----     -------     -----     ----         -------       -------     -------
Comprehensive income


Balance, March 31, 2003                         9,887     $19,775     1,913     $191         $83,497       $19,374     $(2,265)
                                                =====     =======     =====     ====         =======       =======     =======


[RESTUBBED TABLE]


                                                   Accumulated
                                                      Other
                                                  Comprehensive     Comprehensive
(in thousands)                                    Income (loss)         Income
                                                 --------------     -------------
Balance, January 1, 2003                              $2,415

Net income for the three months ended Mar. 31,             -            $4,400
Conversion of Class B common stock to
  Class A Common stock                                     -                 -
Purchase of treasury stock                                 -                 -
3% stock dividend declared                                 -
Cash dividends on common stock                             -                 -
Cash in lieu of fractional shares                          -                 -
Stock options exercised                                    -                 -
Other comprehensive income, net of
    Reclassifications and taxes                        1,618             1,618
                                                      ------            ------
Comprehensive income                                                    $6,018
                                                                        ======

Balance, March 31, 2003                                $4,033
                                                       ======


The accompanying notes are an integral part of the financial statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          Three months ended March 31,
                                 (in thousands)

                                                                               2003                   2002
                                                                              -------                -------
Cash flows from operating activities
    Net income                                                                $ 4,400               $  4,215
    Adjustments to reconcile net income to
           net cash provided by (used in) operating activities
        Depreciation                                                              259                    311
        Provision for loan loss                                                   150                    200
        Net accretion of discounts on loans,
        mortgage-backed securities and investments                             (1,783)                (2,413)
        Benefit for deferred income taxes                                         (39)                  (479)
        Gains on other real estate                                                (80)                  (164)
        Gains on sales of loans                                                  (131)                  (202)
        Net gains on sales of investment securities                              (144)                    --
    Changes in assets and liabilities:
        Increase in accrued interest receivable                                (1,745)                (1,928)
        (Increase) decrease in other assets                                       609                   (810)
        Increase (decrease) in accrued interest payable                          (917)                   641
        Increase in other liabilities                                             973                  1,289
                                                                              -------               --------
               Net cash provided by (used in) operating activities              1,552                    660

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities                    --                 31,051
    Proceeds from calls/maturities of AFS investment securities                64,889                  2,656
    Proceeds from sales of AFS investment securities                           19,078                     --
    Purchase of AFS investment securities                                     (99,182)               (77,345)
    Purchase of FHLB Stock                                                     (1,504)                (1,500)
    Net decrease in loans                                                      18,038                 19,548
    Purchase of premises and equipment                                            (42)                  (479)
                                                                              -------               --------
               Net cash provided by (used in) investing activities              1,277                 26,069

Cash flows from financing activities:
    Net increase in non-interest bearing and
        interest bearing demand deposits and savings accounts                  64,926                 90,714
     Net decrease in certificates of deposit                                  (52,782)                (6,498)
     Mortgage payments                                                            (15)                   (10)
     Net increase in borrowings                                                30,000                 30,000
     Cash dividends                                                            (2,819)                (2,642)
     Cash in lieu of fractional shares                                             (8)                    (7)
     Issuance of common stock under stock option plans                             86                    550
                                                                              -------               --------
               Net cash provided by (used in) financing activities             39,388                112,107
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                   42,217                 86,698
Cash and cash equivalents at beginning of year                                 40,571                 40,018
                                                                              -------               --------
Cash and cash equivalents at end of year                                      $82,788               $126,716
                                                                              =======               ========


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

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results, to be expected for the full year.

2.     Segment Information

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

       The Company's tax lien operation does not meet the quantitative thresholds for requiring disclosure, but has different characteristics to the community banking operation. The Company's tax lien operation consists of purchasing delinquent tax certificates from local municipalities at auction. The tax lien operation is managed as a single strategic unit which generates revenue from a nominal interest rate achieved at the individual auction along with periodic penalties imposed.

       The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accountings policies. The consolidating adjustments reflect certain eliminations of inter-segment revenues, cash and investments in subsidiaries.

                                                           Three months ended March 31 2003,
                                                           ---------------------------------
                       (in thousands)                     Community             Tax Lien
                                                           Banking             Operation            Consolidated
                                                        --------------       --------------       -----------------
                       Total assets                       $1,086,694             $47,208             $1,133,902
                       Total deposits                        832,984                  --                832,984
                       Net interest income                     9,585                 819                 10,404
                       Provision for loan losses                 150                  --                    150
                       Non-interest income                       539                  85                    624
                       Non-interest expense                    4,052                 492                  4,544
                       Income tax expense                      1,831                 103                  1,934
                                                          ----------             -------             ----------
                       Net income                             $4,091                $309                 $4,400
                                                          ==========             =======             ==========



                                                           Three months ended March 31 2002,
                                                           ---------------------------------
                       (in thousands)                     Community             Tax Lien
                                                           Banking             Operation            Consolidated
                                                        --------------       --------------       -----------------
                       Total assets                       $1,005,408             $38,498             $1,043,906
                       Total deposits                        786,076                  --                786,076
                       Net interest income                     9,111                 815                  9,926
                       Provision for loan losses                 200                  --                    200
                       Non-interest income                       569                  98                    667
                       Non-interest expense                    4,006                 411                  4,417
                       Income tax expense                      1,632                 129                  1,761
                                                          ----------             -------             ----------
                       Net income                             $3,842                $373                 $4,215
                                                          ==========             =======             ==========

       Interest was paid to the Community Bank segment by the Tax Lien Operation was approximately $509 thousand and $452 thousand for the period ending March 31, 2003, and 2002, respectively.

3.     Per Share Information

       The Company follows the disclosure provisions of SFAS No. 128, "Earnings Per Share. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In January 2003 the Company declared a 3% stock dividend. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (In thousands, except per share data):

                                                                     Three months ended March 31, 2003

                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)        Amount
                                                                     -----------    --------------      ---------
        Basic EPS
            Income available to common shareholders                     $4,400           11,871            $0.37
        Effect of dilutive securities
             Stock options                                                                  240             (.01)
                                                                        -----------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                      $4,400           12,111            $0.36


                                                                     Three months ended March 31, 2002

                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)        Amount
                                                                     -----------    --------------      ---------
        Basic EPS
            Income available to common shareholders                     $4,215           11,790            $0.36
        Effect of dilutive securities
             Stock options                                                                  243             (.01)
                                                                        -----------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                      $4,215           12,034            $0.35


4.     Investment Securities:

       The carrying value and approximate market value of investment securities at March 31, 2003 are as follows:


                                       Amortized         Gross         Gross        Approximate
                                       Purchased      Unrealized    Unrealized         Fair           Carrying
        (in thousands)                   Cost            Gains        Losses           Value            Value
                                    ----------------  ------------  ------------  ---------------   -------------

        Held to maturity:
        -----------------
        Mortgage Backed                     $464           $--           $--              $464             $464
        Other Securities                  30,077         1,861            --            31,938           30,077
                                    ------------      --------      --------      ------------      -----------
                                         $30,541        $1,861           $--           $32,402          $30,541
                                    ============      ========      =========     ============      ===========

        Available for sale:
        -------------------
        Federal Home Loan
           Bank Stock - at cost           $9,379           $--           $--            $9,379           $9,379
        Mortgage Backed                   91,442           618            --            92,060           92,060
        CMO's                             81,597           152          (184)           81,565           81,565
        US Agencies                       25,000            38            --            25,038           25,038
        Other securities                 225,417         8,514        (3,043)          230,888          230,888
                                    ------------      --------      --------      ------------      -----------
                                        $432,835        $9,322       ($3,227)         $438,930         $438,930
                                    ============      ========      ========      ============      ===========


5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                             Three months ended March 31,
                                                         ----------------------------------
                                                              2003               2002
                                                         ---------------    ---------------
                  (in thousands)
               Balance at beginning of period,               $12,470            $11,888

                 Loans charged-off                               (59)              (127)
                 Recoveries                                       41                144
                                                         -----------        -----------
                      Net charge-offs and recoveries             (18)                17

                 Provision for loan losses                       150                200
                                                         -----------        -----------

               Balance at end of period                      $12,602            $12,105
                                                         ===========        ===========

6.     Non-performing loans

       Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $14.0 million and $10.0 million at March 31, 2003 and 2002, respectively. Although the Company has non-performing loans of approximately $14.0 million at March 31, 2003, management believes it has adequate collateral to limit its' credit risks.

       The balance of impaired loans which included the loans on which the accrual of interest has been discontinued, was approximately $14.1 million and $10.1 million at March 31, 2003 and 2002, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the company recognizes the balances of impaired loans when analyzing its' loan loss reserve, the allowance for loan loss associated with impaired loans was $2.2 million at March 31, 2003. The income that was recognized on impaired loans during the three-month period ended March 31, 2003 was $-0-. The cash collected on impaired loans during the same period was $153 thousand of which $153 thousand was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

7.     Stock-based Compensation

       At March 31, 2003, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principals of APB No. 25, "Accounting for Stock Issued to Employee, and related interpretations. Stock-based employee compensation cost are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and financial reports containing condensed financial statement for interim periods beginning after December 15, 2002.

       The following table provides the disclosure required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

             (in thousands, except per share data)                             2003                2002
                                                                               ----                ----
             Net income(loss), as reported                                    $4,400              $4,215
             Less: Stock-based compensation costs under
                      Fair value based method for all awards.                   (109)                (24)
                                                                             -------             -------
             Pro forma net income (loss)                                      $4,291              $4,191

             Earnings per share - Basic     As reported                        $0.37               $0.36
                                            Pro forma                          $0.36               $0.36
             Earnings per share - Diluted   As reported                        $0.36               $0.35
                                            Pro forma                          $0.35               $0.35



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its' subsidiaries for the three-month period ended March 31, 2003.

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

CRITICAL ACCOUNTING POLICIES, JUDGEMENTS AND ESTIMATES

         The accounting and reporting policies of the company conform with accounting principals generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Allowance for Credit Losses

         The company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from managements estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes

         Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to managements' judgment based upon available evidence that future realization is more likely than not. If management determines that the company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of net deferred tax assets to the expected realizable amount.

FINANCIAL CONDITION

         Total consolidated assets as of March 31, 2003 were $1,134 million, an increase of $46 million from the $1,088 million reported at year-end, December 31, 2002. This increase is primarily due to new deposits generated during the year, along with the utilization of low interest rates offered on advances at the F.H.L.B. of Pittsburgh.

         Total loans decreased $18.2 million from the $576.7 million level at December 31, 2002 to $558.5 million at March 31, 2003. This decrease is attributed to the slow pace of the economic recovery and stiff loan competition that is occurring throughout the industry. The year-to-date average balance of loans was $573.2 million at March 31, 2003.

          The allowance for loan loss increased $132 thousand to $12.6 million at March 31, 2003 from $12.5 million at December 31, 2002. The level of allowance for loan loss reserve represents approximately 2.3% of total loans at March 31, 2003 versus 2.2% at December 31, 2002. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $20.6 million increase in total investment securities is primarily attributable to the redeployment of excess cash on hand to achieve a higher rate of return.

         Total cash and cash equivalents increased $42.2 million from the $40.6 million level at December 31, 2002 to $82.8 million at March 31, 2003.

         Total deposits, the primary source of funds, increased $12.1 million to $833.0 million at March 31, 2003, from $820.8 million at December 31, 2002. This increase in deposits is primarily due to the competitive rates of our Royal Treasury money market. The balance of brokered deposits was $73.9 million, representing approximately 9% of total deposits at March 31, 2003. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

         Consolidated stockholder's equity increased $3.3 million to $124.6 million at March 31, 2003 from $121.3 million at December 31, 2002. This increase is primarily due to net income of $4.4 million, partially offset by a quarterly cash dividend totaling $2.8 million. Additionally, stockholder's equity increased by $1.6 million due to an adjustment in the market value of available-for-sale investment securities during the first three months of 2003.

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

         Consolidated net income for the three months ended, March 31, 2003 was $4.4 million or $.37 basic earnings per share, as compared to net income of $4.2 million or $.36 basic earnings per share for the same three month period in 2002.

         For the first quarter 2003, net interest income was $10.4 million as compared to $9.9 million for the same quarter in 2002, an increase of $500 thousand, or 5%. This increase is primarily due to an increase in the average balance of earning assets in the first quarter period of 2003 versus the same period in 2002. Interest income on loans decreased $2.0 million for the first quarter of 2003 versus 2002 primarily due to a decrease in the average balance of loans during the same period. Interest income on investment securities increased $1.5 million, a 33% increase over the same three-month period in 2002, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings decreased $1.2 million to $8.0 million as compared to $9.2 million for the same three-month period in 2002. This decrease in interest expense is primarily due the reduction of interest rates on deposits and borrowings.

         Provision for loan losses was $150 thousand for the first quarter of 2003 and $200 for the same three-month period in 2002. Charge-offs and recoveries were $59 thousand and $41 thousand respectively, for the three-month period ended March 31, 2003 versus $127 thousand and $144 thousand, respectively, for the same three-month period in 2002. Overall, management considers the current level of allowance for loan loss to be adequate at March 31, 2003.

         Total non-interest income for the three-month period ended March 31, 2003 was $624 thousand as compared to $667 thousand for the same three-month period in 2002. The $43 thousand decrease in 2003 is primarily due to a decrease in gains on the sale of loans.

         Total non-interest expense for the three months ended March 31, 2003 was $4.5 million, an increase of $100 thousand, or 2%, as compared to $4.4 million for the same period in 2002. This increase in non-interest expense is primarily due to an increase in operating expenses.

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At March 31, 2003, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                   March 31, 2003            December 31, 2002
                                                   --------------            -----------------
             Capital Levels
               Tier 1 leverage ratio                   10.8%                       11.4%
               Tier 1 risk-based ratio                 14.1%                       14.6%
               Total risk-based ratio                  15.4%                       15.9%

             Capital Performance
               Return on average assets                 1.6%(1)                     1.7%(1)

               Return on average equity                14.3%(1)                    15.2%(1)


-----------
(1) annualized

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

         The liquidity ratio of the Company remains strong at approximately 62% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2003:


Interest Rate Sensitivity
(in millions)                                         Days          |
                                          --------------------------|     1 to 5        Over 5       Non-rate
                                               0 - 90       91 - 365|     Years         Years       Sensitive       Total
                                          --------------------------|-------------------------------------------------------
Assets (1)
----------
Interest-bearing deposits in banks              $55.0           $--           $--           $--           $--         $55.0
Federal funds sold                               27.8            --            --            --            --          27.8
Investment securities:
       Available for sale                        24.8          40.1         266.4         107.7            --         439.0
       Held to maturity                           1.3           6.0          22.9           0.3            --          30.5
                                          ----------------------------------------------------------------------------------
    Total investment securities                  26.1          46.1         289.3         108.0            --         469.5
Loans: (2)
       Fixed rate (3)                            10.2          46.3         145.2          64.7            --         266.4
       Variable rate                            226.8          18.3          34.1           0.3            --         279.5
                                          ----------------------------------------------------------------------------------
    Total loans                                 237.0          64.6         179.3          65.0            --         545.9
Other assets (4)                                   --            --            --            --          35.7          35.7
                                          ----------------------------------------------------------------------------------
    Total Assets                               $345.9        $110.7        $468.6        $173.0         $35.7      $1,133.9
                                          ==================================================================================

Liabilities & Capital
---------------------
Deposits:
       Non interest bearing deposits              $--           $--           $--           $--         $55.1         $55.1
       Interest bearing deposits (5)             41.1         124.0         130.1         205.3            --         500.5
       Certificate of deposits                   31.2          77.6         158.2          10.4            --         277.4
                                          ----------------------------------------------------------------------------------
    Total deposits                               72.3         201.6         288.3         215.7          55.1         833.0
Borrowings                                        7.0          33.0          60.0          57.5            --         157.5
Other liabilities                                  --            --            .3            --          18.5          18.8
Capital                                            --            --            --            --         124.6         124.6
                                          ----------------------------------------------------------------------------------
    Total liabilities & capital                 $79.3        $234.6        $348.6        $273.2        $198.2      $1,133.9
                                          ==================================================================================

Net interest rate GAP                          $266.6       ($123.9)       $120.0       ($100.2)      ($163.0)
                                          ======================================================================

Cumulative interest rate  GAP                  $266.6        $142.7        $262.7        $163.0            --
                                          ======================================================================
GAP to total assets                               24%          (11%)
                                          ==========================
GAP to total equity                              214%          (99%)
                                          ==========================
Cumulative GAP to total assets                    24%           13%
                                          ==========================
Cumulative GAP to total equity                   214%          115%
                                          ==========================

(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.
(3) Fixed rate loans include a portion of variable rate loans whose floors are in effect at March 31, 2003.
(4) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.
(5) Based on historical analysis, Money market and Savings deposits are assumed to have rate sensitivity of 1 month; NOW account deposits are assumed to have a rate sensitivity of 4 months.

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


                        RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation-Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employees compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of method used on reports results. SFAS 148 is effective for fiscal beginning after December 15, 2002. The expanded annual disclosure provisions are effective for financial reports containing financial statement for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the company's financial position, results of operations, or cash flows.

         The Company adopted FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the company to make a payment if the customer's condition deteriorates, as defined in the agreements. Performance letters of credit require the company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of the letters of credit as of March 31, 2003 are $5.3 million and they expire through June 2004. Amounts due under these letters of credit would be reduced by any proceeds that the company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains and interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The company does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.


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

  None

Item 5. Other Information
-------------------------

  None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)  Exhibits

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on March 13, 2003.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on March 13, 2003.

         (b) The company filed the following report on Form 8-K during the quarter ended March 31, 2003.

                  April 24, 2003, Royal Bancshares of Pennsylvania, Inc. filed a Form 8-K reporting the release of earnings and declaration of stock dividend on both classes of common stocks.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                         (Registrant)





Dated: May 13th, 2003                    Jeffrey T. Hanuscin
                                         -------------------------
                                         Jeffrey T. Hanuscin
                                         Chief Financial Officer

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



Date: May 13, 2003                           By: Joseph P. Campbell
                                                 -------------------------------
                                                 Joseph P. Campbell
                                                 Chief Executive Officer

                                  CERTIFICATION


I, Jeffrey T. Hanuscin, Chief Financial Officer, certify, that:

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



Date: May 13, 2003                          By: Jeffrey T. Hanuscin
                                                ----------------------------
                                                Jeffrey T. Hanuscin
                                                Chief Financial Officer