Form 10-Q
period 2003-05-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2003-08-14
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                                for the quarterly period ended: June 30, 2003
                                                                -------------
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                                 For the transition period from:______to

                                 Commission file number: 0-26366
                                                         -------


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                     --------------------------------------
           (Exact name of the registrant as specified in its charter)

                      PENNSYLVANIA                      23-2812193
                 ------------------------               ----------
                (State or other jurisdiction           (IRS Employer
               of incorporated or organization)       identification No.)


                    732 Montgomery Avenue, Narberth, PA 19072
                    -----------------------------------------
                    (Address of principal Executive Offices)

                                 (610) 668-4700
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
               if changed since last report)

         Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X     No
                                 -----    -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class A Common Stock              Outstanding at June 30, 2003
             --------------------              ----------------------------
             $2.00 par value                   9,898,794

             Class B Common Stock              Outstanding at June 30, 2003
             --------------------              ----------------------------
             $.10 par value                    1,911,087

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)

                                                                                 June 30, 2003
                                                                                  (Unaudited)         Dec 31, 2002
                                                                                 -------------       ---------------
                                ASSETS
Cash and due from banks                                                            $  118,937            $   27,081
Federal funds sold                                                                     15,050                13,490
                                                                                   ----------            ----------
              Total cash and cash equivalents                                         133,987                40,571
                                                                                   ----------            ----------
Investment securities held to maturity (fair value of $31,389 at
      June 30, 2003 and $32,745 at December 31, 2002)                                  29,427                30,614

Investment securities available for sale - at fair value                              464,576               418,316

Loans held for sale                                                                     8,358                 8,119
Total loans                                                                           539,252               568,615
  Less allowance for loan losses                                                       12,654                12,470
                                                                                   ----------            ----------
               Net loans                                                              534,956               564,264
Premises and equipment, net                                                             7,844                 8,002
Accrued interest and other assets                                                      25,039                26,717
                                                                                   ----------            ----------
               Total assets                                                        $1,195,829            $1,088,484
                                                                                   ==========            ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                        $   60,819            $   55,575
       Interest bearing (includes certificates of deposit in excess of $100 of $124,336 at June 30, 2003 and
         $180,978 at December 31, 2002)                                               778,378               765,265
                                                                                   ----------            ----------
               Total deposits                                                         839,197               820,840
    Accrued interest payable                                                           10,755                11,406
    Borrowings                                                                        207,500               127,500
    Other liabilities                                                                   6,673                 6,682
                                                                                   ----------            ----------
               Total liabilities                                                    1,064,125               966,428
                                                                                   ----------            ----------
MINORITY INTEREST                                                                         730                   726

Stockholders' equity
   Common stock
     Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
      9,898,794 at June 30, 2003 and 9,595,191 at December 31, 2002                    19,798                19,190
     Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
      1,911,087 at June 30, 2003 and 1,860,668 at December 31, 2002                       191                   186
   Additional paid in capital                                                          83,587                76,984
   Retained earnings                                                                   20,528                24,819
   Accumulated other comprehensive income                                               9,135                 2,416
                                                                                   ----------            ----------
                                                                                      133,239               123,595
   Treasury stock - at cost, shares of Class A, 215,388 at June 30, 2003,
    and December 31, 2002.                                                             (2,265)               (2,265)
                                                                                   ----------            ----------
                     Total stockholders' equity                                       130,974               121,330
                                                                                   ----------            ----------
                     Total liabilities and stockholders' equity                    $1,195,829            $1,088,484
                                                                                   ==========            ==========
The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                        Three months ended
                                                             June 30,
                                                  -----------------------------
(in thousands, except per share data)
                                                      2003             2002
                                                  ------------     ------------
Interest income
    Loans, including fees                             $11,503           $12,919
    Investment securities held to maturity                578             1,022
    Investment securities available for sale            5,427             4,651
    Deposits in banks                                     199               179
    Federal funds sold                                     46                62
                                                      -------           -------
            TOTAL INTEREST INCOME                      17,753            18,833
                                                      -------           -------
Interest expense
    Deposits                                            5,731             7,385
    Borrowings                                          1,899             1,843
                                                      -------           -------
            TOTAL INTEREST EXPENSE                      7,630             9,228
                                                      -------           -------
            NET INTEREST INCOME                        10,123             9,605
    Provision for loan losses                             167                50
                                                      -------           -------
            NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                             9,956             9,555
                                                      -------           -------

Other income
    Service charges and fees                              301               259
    Net gains on sales of investment securities            --               (14)
    Gains on sales of other real estate                   109                94
    Gains on sales of loans                               153               175
    Other income                                           42                20
                                                      -------           -------
                                                          605               534
                                                      -------           -------
Other expenses
    Salaries & wages                                    1,995             1,881
    Employee benefits                                     508               459
    Occupancy and equipment                               329               319
    Other operating expenses                            1,850             2,002
                                                      -------           -------
                                                        4,682             4,661
                                                      -------           -------

           INCOME BEFORE INCOME TAXES                   5,879             5,428
    Income taxes                                        1,899             1,531
                                                      -------           -------
           NET INCOME                                 $ 3,980           $ 3,897
                                                      =======           =======
    Per share data
       Net income - basic                             $   .34           $   .33
                                                      =======           =======
       Net income - diluted                           $   .33           $   .32
                                                      =======           =======

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                         Six months ended
                                                            June 30,
                                                  -----------------------------
(in thousands, except per share data)
                                                      2003             2002
                                                  ------------     ------------
Interest income
    Loans, including fees                             $23,690           $27,133
    Investment securities held to maturity              1,171             2,540
    Investment securities available for sale           10,950             7,720
    Deposits in banks                                     284               451
    Federal funds sold                                     90               132
                                                      -------           -------
           TOTAL INTEREST INCOME                       36,185            37,976
                                                      -------           -------
Interest expense
    Deposits                                           12,163            15,028
    Borrowings                                          3,495             3,417
                                                      -------           -------
           TOTAL INTEREST EXPENSE                      15,658            18,445
                                                      -------           -------
           NET INTEREST INCOME                         20,527            19,531
    Provision for loan losses                             317               250
                                                      -------           -------
           NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                            20,210            19,281
                                                      -------           -------

Other income
  Service charges and fees                                555               545
  Net gains(losses) on sales of investment securities     144               (14)
  Gains on sales of other real estate                     189               259
  Gains on sales of loans                                 284               377
  Other income                                             57                34
                                                      -------           -------
                                                        1,229             1,201
                                                      -------           -------
Other expenses
  Salaries & wages                                      3,983             3,809
  Employee benefits                                       892               897
  Occupancy and equipment                                 665               555
  Other operating expenses                              3,686             3,817
                                                      -------           -------
                                                        9,226             9,078
                                                      -------           -------

           INCOME BEFORE INCOME TAXES                  12,213            11,404
    Income taxes                                        3,833             3,292
                                                      -------           -------
           NET INCOME                                 $ 8,380           $ 8,112
                                                      =======           =======
    Per share data
        Net income - basic                            $   .71           $   .69
                                                      =======           =======
           Net income - diluted                       $   .70           $   .67
                                                      =======           =======


The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         Six Months ended June 30, 2003
                                   (UNAUDITED)




                                                    Class A Common Stock        Class B Common Stock      Additional
                                                   ---------------------       ---------------------       Paid in    Retained
(in thousands)                                       Shares     Amount           Shares     Amount         Capital    Earnings
                                                   ---------  ----------       ---------  ----------      ---------  ----------

Balance, January 1, 2003                               9,595     $19,190           1,861        $186        $76,984     $24,819

Net  income  for the  three  months  ended                 -           -               -           -              -       8,380
  Jun. 30,
Conversion  of  Class B  common  stock  to Class A
  Common stock                                             6          12              (5)         (1)             -         (12)
Purchase of treasury stock                                 -           -               -           -              -           -
3% stock dividend declared                               281         563              55           6          6,443      (7,011)
Cash dividends on common stock                             -           -               -           -              -      (5,640)
Cash in lieu of fractional shares                          -           -               -           -              -          (8)
Stock options exercised                                   17          33               -           -            160           -
Other comprehensive income, net of
      Reclassifications and taxes                          -           -               -           -              -           -
                                                       -----     -------           -----        ----        -------     -------
Comprehensive income


Balance, June 30, 2003                                 9,899     $19,798           1,911        $191        $83,587     $20,528
                                                       =====     =======           =====        ====        =======     =======



                                                                  Accumulated
                                                                     Other
                                                    Treasury     Comprehensive     Comprehensive
(in thousands)                                        Stock       Income (loss)        Income
                                                  ------------  ----------------   --------------



Balance, January 1, 2003                              $ (2,265)           $2,415

Net  income  for the  three  months  ended                   -                 -          $ 8,380
  Jun. 30,
Conversion  of  Class B  common  stock  to Class A
  Common stock                                               -                 -                -
Purchase of treasury stock                                   -                 -                -
3% stock dividend declared                                   -                 -
Cash dividends on common stock                               -                 -                -
Cash in lieu of fractional shares                            -                 -                -
Stock options exercised                                      -                 -                -
Other comprehensive income, net of
      Reclassifications and taxes                            -             6,720            6,720
                                                      --------            ------          -------
Comprehensive income                                                                      $15,100
                                                                                          =======

Balance, June 30, 2003                                $ (2,265)           $9,135
                                                      ========            ======

The accompanying notes are an integral part of the financial statement.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            Six months ended June 30,
                                 (in thousands)

                                                                            2003             2002
                                                                        ------------     ------------
Cash flows from operating activities
   Net income                                                               $  8,380          $ 8,112
   Adjustments to reconcile net income to
         net cash provided by (used in) operating activities
        Depreciation                                                             517              626
        Provision for loan loss                                                  317              250
        Net accretion of discounts on loans,
        mortgage-backed securities and investments                               101              357
        Provision for deferred income taxes                                      269            1,248
        Gains on other real estate                                              (189)            (259)
        Gains on sales of loans                                                 (284)            (377)
        Net (gain) loss on sales of investment securities                       (144)              14
   Changes in assets and liabilities:
        Increase in accrued interest receivable                               (1,255)          (1,513)
        (Increase) in other assets                                            (1,651)          (2,815)
        (Decrease) in accrued interest payable                                  (651)            (562)
        (Decrease) in other liabilities                                           (9)          (2,952)
                                                                            --------          -------
              Net cash provided by (used in) operating activities              5,401            2,129

Cash flows from investing activities
   Proceeds from calls/maturities of HTM investment securities                 2,000           38,063
   Proceeds from calls/maturities of AFS investment securities               131,522           87,433
   Proceeds from sales of AFS investment securities                           19,078            2,000
   Purchase of AFS investment securities                                    (182,766)        (210,412)
   Purchase of FHLB Stock                                                     (3,654)          (3,000)
   Net decrease in loans                                                      29,323           36,416
   Purchase of premises and equipment                                           (359)            (598)
                                                                            --------          -------
             Net cash provided by (used in) investing activities              (4,856)         (50,098)

Cash flows from financing activities:
   Net increase in non-interest bearing and
        interest bearing demand deposits and savings accounts                 83,078          143,758
   Net decrease in certificates of deposit                                   (64,722)        (113,101)
   Mortgage payments                                                             (30)             (20)
   Net increase in borrowings                                                 80,000           57,275
   Cash dividends                                                             (5,640)          (5,290)
   Cash in lieu of fractional shares                                              (8)              (7)
   Issuance of common stock under stock option plans                             193              611
                                                                            --------          -------
             Net cash provided by (used in) financing activities              92,871           83,226
             NET (DECREASE) INCREASE IN
              CASH AND CASH EQUIVALENTS                                       93,416           35,257
Cash and cash equivalents at beginning of year                                40,571           40,018
                                                                            --------          -------
Cash and cash equivalents at end of year                                    $133,987          $75,275
                                                                            ========          =======

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (the Company) and its wholly-owned subsidiaries: Royal Equity Partners, Inc. and Royal Bank of Pennsylvania (the Bank), Royal Real Estate of Pennsylvania, Inc. and its 60% ownership interest in Crusader Servicing Corporation. These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month period ended June 30, 2003, are not necessarily indicative of the results, to be expected for the full year.

2.      Segment Information

        The Company's community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Bank. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. The same is also true for consumer and residential mortgage lending.

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

                                                    Six months ended June 30 2003,
                                                   -------------------------------
        (in thousands)                Community            Tax Lien
                                       Banking             Operation            Consolidated
                                    -------------      -----------------       --------------

        Total assets                   $1,147,104                $48,725           $1,195,829
        Total deposits                    839,197                     --              839,197
        Net interest income                18,803                  1,724               20,527
        Provision for loan losses             300                     17                  317
        Other income                        1,051                    178                1,229
        Other expense                       8,217                  1,009                9,226
        Income tax expense                  3,614                    219                3,833
                                       ----------                -------           ----------
        Net income                     $    7,723                $   657           $    8,380
                                       ==========                =======           ==========



                                                    Six months ended June 30 2003,
                                                   -------------------------------
        (in thousands)                Community            Tax Lien
                                       Banking             Operation            Consolidated
                                    -------------      -----------------       --------------

        Total assets                     $968,032                $52,922           $1,020,954
        Total deposits                    732,517                     --              732,517
        Net interest income                18,112                  1,419               19,531
        Provision for loan losses             250                     --                  250
        Other income                        1,001                    200                1,201
        Other expense                       8,233                    845                9,078
        Income tax expense                  3,106                    186                3,292
                                         --------                -------           ----------
        Net income                       $  7,524                $   588           $    8,112
                                         ========                =======           ==========

        Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $974 thousand and $910 thousand for the six months period ending June 30, 2003, and 2002, respectively.

3.      Per Share Information
        ---------------------

        The Company follows the provisions of SFAS No. 128, "Earnings Per Share. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In January 2003 the Company declared a 3% stock dividend. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (In thousands, except per share data):

                                                              Three months ended June 30, 2003
                                                           Income      Average shares    Per share
                                                           ------      --------------    ---------
                                                         (numerator)    (denominator)      Amount
                                                         -----------    -------------      ------
        Basic EPS
          Income available to common shareholders             $3,980           11,875        $0.34
        Effect of dilutive securities
          Stock options                                                            58         (.01)
                                                        ------------------------------------------
        Diluted EPS
          Income available to common shareholders
             Plus assumed exercise of options                 $3,980           11,933        $0.33


                                                              Three months ended June 30, 2002
                                                           Income      Average shares    Per share
                                                           ------      --------------    ---------
                                                         (numerator)    (denominator)      Amount
                                                         -----------    -------------      ------
        Basic EPS
          Income available to common shareholders             $3,897           11,856        $0.33
        Effect of dilutive securities
          Stock options                                                           325         (.01)
                                                        ------------------------------------------
        Diluted EPS
           Income available to common shareholders
             Plus assumed exercise of options                 $3,897           12,181        $0.32



                                                                Six months ended June 30, 2003
                                                           Income      Average shares    Per share
                                                           ------      --------------    ---------
                                                         (numerator)    (denominator)      Amount
                                                         -----------    -------------      ------
        Basic EPS
          Income available to common shareholders             $8,380           11,876        $0.71
        Effect of dilutive securities
          Stock options                                                            56         (.01)
                                                        ------------------------------------------
        Diluted EPS
          Income available to common shareholders
            Plus assumed exercise of options                  $8,379           11,932        $0.70


                                                                Six months ended June 30, 2002
                                                           Income      Average shares    Per share
                                                           ------      --------------    ---------
                                                         (numerator)    (denominator)      Amount
                                                         -----------    -------------      ------
        Basic EPS
          Income available to common shareholders             $8,112           11,824        $0.69
        Effect of dilutive securities
          Stock options                                                           308         (.01)
                                                        ------------------------------------------
        Diluted EPS
          Income available to common shareholders
            Plus assumed exercise of options                  $8,112           12,132        $0.32


4.      Investment Securities:
        ----------------------

        The carrying value and approximate market value of investment securities at June 30, 2003 are as follows:

                                       Amortized         Gross         Gross     Approximate
                                       Purchased      Unrealized    Unrealized      Fair         Carrying
        (in thousands)                   Cost            Gains        Losses        Value          Value
                                    --------------    ----------    ----------  -------------  -------------
        Held to maturity:
        -----------------
        Mortgage Backed                   $    411       $    --      $     --       $    411       $    411
        Other Securities                    29,016         1,987            --         30,978         29,016
                                          --------       -------      --------       --------       --------
                                          $ 29,427       $ 1,987      $     --       $ 31,389       $ 29,427
                                          ========       =======      ========       ========       ========

        Available for sale:
        -------------------
        Federal Home Loan
         Bank Stock - at cost             $ 11,529       $    --      $     --       $ 11,529       $ 11,529
        Mortgage Backed                     96,224           169            (7)        96,386         96,386
        CMO's                              104,120           558            --        104,678        104,678
        US Agencies                         17,807            50            --         17,857         17,857
        Other securities                   221,055        15,051        (1,980)       234,126        234,126
                                          --------       -------      --------       --------       --------
                                          $450,735       $15,828       ($1,987)      $464,576       $464,576
                                          ========       =======      ========       ========       ========


5. Allowance for Credit Losses: Changes in the allowance for credit losses --------------------------- were as follows:

                                                Three months ended June 30,
                                                ---------------------------
                                                  2003                2002
                                               ----------          ----------
         (in thousands)
        Balance at beginning of period,           $12,602             $12,105

         Loans charged-off                           (142)               (167)
         Recoveries                                    27                 170
                                                  -------             -------
           Net charge-offs and recoveries            (115)                  3

         Provision for loan losses                    167                  50
                                                  -------             -------

        Balance at end of period                  $12,654             $12,158
                                                  =======             =======

                                                 Six months ended June 30,
                                                ---------------------------
                                                  2003                2002
                                               ----------          ----------
         (in thousands)
        Balance at beginning of period,           $12,470             $11,888

         Loans charged-off                           (201)               (294)
         Recoveries                                    68                 314
                                                  -------             -------
           Net charge-offs and recoveries            (133)                 20

         Provision for loan losses                    317                 250
                                                  -------             -------

        Balance at end of period                  $12,654             $12,158
                                                  =======             =======

6.       Non-performing loans
         --------------------

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $13.9 million and $10.4 million at June 30, 2003 and 2002, respectively. Although the Company has non-performing loans of approximately $13.9 million at June 30, 2003, management believes it has adequate collateral to limit its' credit risks.

         The balance of impaired loans which included the loans on which the accrual of interest has been discontinued, was approximately $13.9 million and $10.5 million at June 30, 2003 and 2002, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the company recognizes the balances of impaired loans when analyzing its' loan loss reserve, the allowance for loan loss associated with impaired loans was $2.8 million at June 30, 2003. The income that was recognized on impaired loans during the three-month period ended June 30, 2003 was $-0-. The cash collected on impaired loans during the same period was $287 thousand of which $287 thousand was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

7.       Stock-based Compensation
         ------------------------

         At June 30, 2003, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principals of APB No. 25, "Accounting for Stock Issued to Employee, and related interpretations. Stock-based employee compensation cost are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

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


             (in thousands, except per share data)           2003          2002
                                                             ----          ----
             Net income(loss), as reported                 $8,380        $8,112
             Less: Stock-based compensation costs under
                  Fair value based method for all awards.    (218)          (48)
                                                           ------       -------
             Pro forma net income (loss)                   $8,162        $8,064

             Earnings per share - Basic    As reported      $0.71         $0.69
                                           Pro forma        $0.69         $0.68

             Earnings per share - Diluted  As reported      $0.70         $0.67
                                           Pro forma        $0.68         $0.66

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

    The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its' subsidiaries for the six-month period ended June 30, 2003.

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

CRITICAL ACCOUNTING POLICIES, JUDGEMENTS AND ESTIMATES
------------------------------------------------------

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

Allowance for Credit Losses
---------------------------

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

Income Taxes
------------

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

FINANCIAL CONDITION
-------------------

    Total consolidated assets as of June 30, 2003 were $1,196 million, an increase of $107.3 million from the $1,088 million reported at year-end, December 31, 2002. This increase is primarily due to new deposits generated during the year, along with the utilization of low interest rates offered on advances at the F.H.L.B. of Pittsburgh.

    Total loans decreased $29.1 million from the $576.7 million level at December 31, 2002 to $547.6 million at June 30, 2003. This decrease is attributed to the slow pace of the economic recovery and stiff loan competition that is occurring throughout the industry. The year-to-date average balance of loans was $570.9 million at June 30, 2003.

    The allowance for loan loss increased $184 thousand to $12.7 million at June 30, 2003 from $12.5 million at December 31, 2002. The level of allowance for loan loss reserve represents approximately 2.3% of total loans at June 30, 2003 versus 2.2% at December 31, 2002. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

    The $45.1 million increase in total investment securities is primarily attributable to the redeployment of excess cash on hand to achieve a higher rate of return.

    Total cash and cash equivalents increased $93.4 million from the $40.6 million level at December 31, 2002 to $134.0 million at June 30, 2003. This increase is primarily due to investments purchased and loan commitments that have not settled as of June 30, 2003.

    Total deposits, the primary source of funds, increased $18.4 million to $839.2 million at June 30, 2003, from $820.8 million at December 31, 2002. This increase in deposits is primarily due to the competitive rates of our Royal Treasury money market. The balance of brokered deposits was $73.9 million, representing approximately 9% of total deposits at June 30, 2003. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

    Consolidated stockholder's equity increased $9.7 million to $131.0 million at June 30, 2003 from $121.3 million at December 31, 2002. This increase is primarily due to net income of $8.4 million, partially offset by quarterly cash dividends totaling $5.6 million. Additionally, stockholder's equity increased by $6.7 million due to an adjustment in the market value of available-for-sale investment securities during the first six months of 2003.

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

    Consolidated net income for the three months ended, June 30, 2003 was $4.0 million or $.34 basic earnings per share, as compared to net income of $3.9 million or $.33 basic earnings per share for the same three month period in 2002. Consolidated net income for the six months ended, June 30, 2003 was $8.4 million or $0.71 basic earnings per share, as compared to net income of $8.1 million or $0.69 basic earnings per share for the same six month period in 2002.

    For the second quarter 2003, net interest income was $10.1 million as compared to $9.6 million for the same quarter in 2002, an increase of $500 thousand, or 5%. This increase is primarily due to an increase in the average balance of earning assets in the second quarter period of 2003 versus the same period in 2002. Interest income on loans decreased $1.4 million for the second quarter of 2003 versus 2002 primarily due to a decrease in the average balance of loans during the same period. Interest income on investment securities increased $332 thousand, a 6% increase over the same three-month period in 2002, which is primarily due to the increase in the average balance in investment securities. Total interest expense on deposits and borrowings decreased $1.6 million to $7.6 million as compared to $9.2 million for the same three-month period in 2002. This decrease in interest expense is primarily due the reduction of interest rates on deposits and borrowings.

    Provision for loan losses was $167 thousand for the second quarter of 2003 and $50 for the same three-month period in 2002. Charge-offs and recoveries were $184 thousand and $69 thousand respectively, for the three-month period ended June 30, 2003 versus $167 thousand and $170 thousand, respectively, for the same three-month period in 2002. Overall, management considers the current level of allowance for loan loss to be adequate at June 30, 2003.

    Total non-interest income for the three-month period ended June 30, 2003 was $605 thousand as compared to $534 thousand for the same three-month period in 2002. The $71 thousand increase in 2003 is primarily due to service charge and fee income collect on our deposit and loan customers.

    Total non-interest expense for the three months ended June 30, 2003 was $4.7 million, an increase of $21 thousand, or 0.5%, as compared to $4.7 million for the same period in 2002.

CAPITAL ADEQUACY
----------------
    The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 2003, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

    The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                             June 30, 2003    December 31, 2002
                                             -------------    -----------------
       Capital Levels

         Tier 1 leverage ratio                   10.9%              11.4%
         Tier 1 risk-based ratio                 14.5%              14.6%
         Total risk-based ratio                  15.8%              15.9%

       Capital Performance

         Return on average assets                 1.4% (1)           1.7% (1)
         Return on average equity                12.3% (1)          15.2% (1)
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

    The liquidity ratio of the Company remains strong at approximately 71% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

    Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2003:

Interest Rate Sensitivity
-------------------------
(in millions)                                           Days
                                               -----------------------     1 to 5        Over 5       Non-rate
Assets (1)                                     0 - 90       91 - 365        Years         Years       Sensitive     Total
------                                         ----------------------------------------------------------------------------
Interest-bearing deposits in banks             $108.3        $   --        $   --        $   --       $  10.6      $  118.9
Federal funds sold                               15.1            --            --            --            --          15.1
Investment securities:
       Available for sale                        15.0           5.6         175.1         268.9            --         464.6
       Held to maturity                           2.0           6.0          21.1           0.3            --          29.4
                                               ----------------------------------------------------------------------------
    Total investment securities                  17.0          11.6         196.2         269.2            --         494.0
Loans: (2)
       Fixed rate                                18.3          44.9         165.1          69.7            --         298.0
       Variable rate                            203.2          21.0          26.6           0.7            --         251.5
                                               ----------------------------------------------------------------------------
    Total loans                                 221.5          65.9         191.7          70.4            --         549.5
Other assets (3)                                   --            --            --            --          18.3          18.3
                                               ----------------------------------------------------------------------------
    Total Assets                               $361.9        $ 77.5        $387.9        $339.6       $  28.9      $1,195.8
                                               ============================================================================

Liabilities & Capital
---------------------
Deposits:
  Non interest bearing deposits                $   --        $   --        $   --        $   --       $  60.8      $   60.8
  Interest bearing deposits (4)                 456.8          56.1            --            --            --         512.9
  Certificate of deposits                        23.8          87.7         145.6           8.4            --         265.5
                                               ----------------------------------------------------------------------------
 Total deposits                                 480.6         143.8         145.6           8.4          60.8         839.2
Borrowings                                        3.0          30.0          60.0         114.5            --         207.5
Other liabilities                                  --            --            .3            --          17.8          18.1
Capital                                            --            --            --            --         131.0         131.0
                                               ----------------------------------------------------------------------------
 Total liabilities & capital                   $483.6        $173.8        $205.9        $122.9       $ 209.6      $1,195.8
                                               ============================================================================

Net  interest rate  GAP                       ($121.7)      ($ 96.3)       $182.0        $216.7      ($ 180.7)
                                               ==============================================================

Cumulative interest rate  GAP                 ($121.7)      ($218.0)      ($ 36.0)       $180.7            --
                                               ==============================================================
AP to total  assets                              (10%)          (8%)
                                               ====================
GAP to total equity                              (93%)         (74%)
                                               ====================
Cumulative GAP to total assets                   (10%)         (18%)
                                               ====================
Cumulative GAP to total equity                   (93%)        (166%)
                                               ====================


(1) Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Reflects principal
maturing within the specified periods for fixed and variable rate loans and includes nonperforming loans.
(3) For purposes of gap analysis, other assets include the allowance for possible loan loss, unamortized discount on purchased loans and deferred fees on loans.
(4) Based on historical analysis, Money market are assumed to have rate sensitivity of 1 month; NOW account and savings deposits are assumed to have a rate sensitivity of 4 months.

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

ITEM 4 - CONTROLS AND PROCEDURE
-------------------------------

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


                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------

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

    The Company adopted FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the company to make a payment if the customer's condition deteriorates, as defined in the agreements. Performance letters of credit require the company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of the letters of credit as of June 30, 2003 are $5.3 million and they expire through June 2004. Amounts due under these letters of credit would be reduced by any proceeds that the company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest is determined to be he party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains and interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The company does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.

The Company adopted Statement of Financial Accounting Standard 149 (SFAS No.
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

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

  None

Item 3. Default and Upon Senior Securities
------------------------------------------

  None

Item 4. Submission of Matters to Vote Security Holders
------------------------------------------------------

  On Wednesday, May 21, 2003, the Annual Meeting of Shareholders of Royal Bancshares of Pennsylvania was convened in Philadelphia, PA at 6:30 P.M. The following nominees were elected as Class I Directors of the Registrant to serve for a three year term:

                                          For             Withhold
                                          ---             --------
         Joseph P. Campbell             24,838,632          108,843
         Daniel M. Tabas                24,838,858          108,617
         James J. McSwiggan             24,838,961          108,514
         Murray Stempel, III            24,837,483          109,992
         Howard Wurzak                  24,837,483          109,992

Item 5. Other Information
-------------------------

  None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits

            31 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 13, 2003

            31 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 13, 2003

            32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 13, 2003.

            32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on August 13, 2003.

     (b) The company filed the following report on Form 8-K during the quarter ended June 30, 2003.

         July 17, 2003, Royal Bancshares of Pennsylvania, Inc. filed a Form 8-K reporting the release of earnings and declaration of stock dividend on both classes of common stocks.

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



                            ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                        (Registrant)





Dated: August 13th, 2003    /s/ Jeffrey T. Hanuscin
                            -----------------------
                             Jeffrey T. Hanuscin
                             Chief Financial Officer