Form 10-Q
period 2003-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2003-11-14
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               for the quarterly period ended: September 30, 2003
                                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from:_____ to _____

                         Commission file number: 0-26366
                                                 -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                     --------------------------------------
           (Exact name of the registrant as specified in its charter)

             PENNSYLVANIA                                  23-2812193
      ------------------------                             ------------
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

                                       N/A
                        ------------------------------
              (Former name, former address and former fiscal year,
                if changed since last report)

Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class A Common Stock              Outstanding at September 30, 2003
        --------------------              ---------------------------------
        $2.00 par value                   9,947,563

        Class B Common Stock              Outstanding at September 30, 2003
        --------------------              ---------------------------------
        $.10 par value                    1,909,742

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)

         ASSETS                                                                  Sept 30, 2003  Dec 31, 2002
                                                                                  (Unaudited)
                                                                                 ------------   ------------
Cash and due from banks                                                                $28,617       $27,081
Federal funds sold                                                                      13,500        13,490
                                                                                    ----------    ----------
              Total cash and cash equivalents                                           42,117        40,571
                                                                                    ----------    ----------
Investment securities held to maturity (fair value of $68,914 at
        September 30, 2003 and $32,745 at December 31, 2002)                            67,135        30,614

Investment securities available for sale - at fair value                               471,653       418,316

Loans held for sale                                                                      5,544         8,119
Total loans                                                                            542,015       568,615
     Less allowance for loan losses                                                     12,382        12,470
                                                                                    ----------    ----------
              Net loans                                                                535,177       564,264
Premises and equipment, net                                                              7,677         8,002
Accrued interest and other assets                                                       42,328        26,717
                                                                                    ----------    ----------
              Total assets                                                          $1,166,087    $1,088,484
                                                                                    ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits
     Non-interest bearing                                                              $58,851       $55,575
     Interest bearing (includes certificates of deposit in excess of $100 of $101,561 at September 30, 2003 and
       $180,978 at December 31, 2002)                                                 744,817       765,265
                                                                                    ----------    ----------
              Total deposits                                                           803,668       820,840
     Accrued interest payable                                                           10,584        11,406
     Borrowings                                                                        212,000       127,500
     Other liabilities                                                                   8,921         6,682
                                                                                    ----------    ----------
              Total liabilities                                                      1,035,173       966,428
                                                                                    ----------    ----------
MINORITY INTEREST                                                                          800           726
Stockholders' equity
     Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         9,947,563 at September 30, 2003 and 9,595,191 at December 31, 2002             19,895        19,190
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,909,742 at September 30, 2003 and 1,860,668 at December 31, 2002                191           186
     Additional paid in capital                                                         83,944        76,984
     Retained earnings                                                                  22,458        24,819
     Accumulated other comprehensive income                                              5,891         2,416
                                                                                    ----------    ----------
                                                                                       132,379       123,595
     Treasury stock - at cost, shares of Class A, 215,388 at September 30, 2003,
      and December 31, 2002.                                                            (2,265)       (2,265)
                                                                                    ----------    ----------
              Total stockholders' equity                                               130,114       121,330
                                                                                    ----------
                                                                                                  ----------
              Total liabilities and stockholders' equity                            $1,166,087    $1,088,484
                                                                                    ==========    ==========

The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three months ended
                                                            September 30,
                                                      ----------------------
 (in thousands, except per share data)
                                                         2003           2002
                                                      ------------ ---------
 Interest income
     Loans, including fees                            $11,872        $13,255
     Investment securities held to maturity               630            852
     Investment securities available for sale           5,552          5,461
     Deposits in banks                                    117            146
     Federal funds sold                                    26             83
                                                      -------        -------
              TOTAL INTEREST INCOME                    18,197         19,797
                                                      -------        -------
 Interest expense
     Deposits                                           5,089          7,151
     Borrowings                                         2,141          2,103
                                                      -------        -------
              TOTAL INTEREST EXPENSE                    7,230          9,254
                                                      -------        -------
              NET INTEREST INCOME                      10,967         10,543
     Provision for loan losses                            197             --
                                                      -------        -------
              NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                         10,770         10,543
                                                      -------        -------

 Other income
     Service charges and fees                             380            302
     Net gains on sales of investment securities          203            543
     Gains on sales of other real estate                  107            142
     Gains on sales of loans                              181            230
     Other income                                          55             13
                                                      -------        -------
                                                          926          1,230
                                                      -------        -------
 Other expenses
     Salaries & wages                                   1,941          1,873
     Employee benefits                                    503            438
     Occupancy and equipment                              328            319
     Other operating expenses                           1,941          2,213
                                                      -------        -------
                                                        4,713          4,843
                                                      -------        -------

              INCOME BEFORE INCOME TAXES                6,983          6,930
     Income taxes                                       2,221          2,468
                                                      -------        -------
              NET INCOME                               $4,762         $4,462
                                                      =======        =======
     Per share data
         Net income - basic                             $ .40          $ .38
                                                      =======        =======
         Net income - diluted                           $ .40          $ .37
                                                      =======        =======
The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                             Nine months ended
                                                               September 30,
                                                           ---------------------
(in thousands, except per share data)
                                                                2003      2002
                                                             -------   -------
Interest income
     Loans, including fees                                    $35,562   $40,387
     Investment securities held to maturity                     1,801     3,392
     Investment securities available for sale                  16,502    13,181
     Deposits in banks                                            401       597
     Federal funds sold                                           116       215
                                                              -------   -------
              TOTAL INTEREST INCOME                            54,382    57,772
                                                              -------   -------
Interest expense
     Deposits                                                  17,252    22,178
     Borrowings                                                 5,636     5,520
                                                              -------   -------
              TOTAL INTEREST EXPENSE                           22,888    27,698
                                                              -------   -------
              NET INTEREST INCOME                              31,494    30,074
     Provision for loan losses                                    514       250
                                                              -------   -------
              NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                                 30,980    29,824
                                                              -------   -------

Other income
     Service charges and fees                                     935       847
     Net gains(losses) on sales of investment securities          347       529
     Gains on sales of other real estate                          296       400
     Gains on sales of loans                                      465       608
     Other income                                                 112        47
                                                              -------   -------
                                                                2,155     2,431
                                                              -------   -------
Other expenses
     Salaries & wages                                           5,925     5,681
     Employee benefits                                          1,395     1,335
     Occupancy and equipment                                      993       875
     Other operating expenses                                   5,625     6,030
                                                              -------   -------
                                                               13,938    13,921
                                                              -------   -------

              INCOME BEFORE INCOME TAXES                       19,197    18,334
     Income taxes                                               6,055     5,761
                                                              -------   -------
              NET INCOME                                      $13,142   $12,573
                                                              =======   =======
     Per share data
         Net income - basic                                   $  1.11   $  1.06
                                                              =======   =======
         Net income - diluted                                 $  1.10   $  1.05
                                                              =======   =======
The accompanying notes are an integral part of these statements.

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      Nine Months ended September 30, 2003
                                   (UNAUDITED)




                                                                                                  Additional
                                                                                                  ----------
                                             Class A Common Stock       Class B Common Stock        Paid in
                                           -----------------------      --------------------        -------
(in thousands)                               Shares        Amount       Shares        Amount        Capital
                                          ------------ ------------- ------------- -------------  ----------
Balance, January 1, 2003                     9,595       $19,190         1,861          $186       $76,984

Net  income  for  the  nine  months  ended       -             -             -             -             -
Sept. 30,
Conversion  of  Class B  common  stock  to
Class A
   Common stock                                  8            16            (7)           (1)            -
Purchase of treasury stock                       -             -             -             -             -
3% stock dividend declared                     281           563            55             6         6,443
Cash dividends on common stock                   -             -             -             -             -
Cash in lieu of fractional shares                -             -             -             -             -
Stock options exercised                         64           126             -             -           517
Other comprehensive income, net of
     Reclassifications and taxes                 -             -             -             -             -
                                            ------       -------        ------          ----       -------
Comprehensive income


Balance, September 30, 2003                  9,948       $19,895         1,909          $191       $83,944
                                            ======       =======        ======          ====       =======


The accompanying notes are an integral part of the financial statement.




[STUBBED]

                                                                        Accumulated
                                                                            Other
                                             Retained      Treasury     Comprehensive    Comprehensive
(in thousands)                               Earnings        Stock      Income (loss)       Income
                                            -----------  ------------ ----------------------------------
Balance, January 1, 2003                        $24,819       $(2,265)       $2,416

Net  income  for  the  nine  months  ended       13,142             -             -          $13,142
Sept. 30,
Conversion  of  Class B  common  stock  to
Class A
   Common stock                                     (15)            -             -                -
Purchase of treasury stock                            -             -             -                -
3% stock dividend declared                       (7,011)            -             -
Cash dividends on common stock                   (8,469)            -             -                -
Cash in lieu of fractional shares                    (8)            -             -                -
Stock options exercised                               -             -             -                -
Other comprehensive income, net of
     Reclassifications and taxes                      -             -         3,475           3,475
                                                 ------       -------        ------          -------
Comprehensive income                                                                         $16,617
                                                                                             =======

Balance, September 30, 2003                     $22,458       $(2,265)       $5,891
                                                =======       =======        ======

             Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Nine months ended September 30,
                                 (in thousands)

Cash flows from operating activities                                     2003             2002
                                                                      ----------      ----------
   Net income                                                            $13,142         $12,573
   Adjustments to reconcile net income to
              net cash provided by (used in) operating activities
     Depreciation                                                            777             946
     Provision for loan loss                                                 514             250
     Net accretion of discounts on loans,
     mortgage-backed securities and investments                            1,497         (1,305)
     Provision for deferred income taxes                                   2,239           3,563
     Gains on other real estate                                             (296)           (400)
     Gains on sales of loans                                                (465)           (608)
     Net (gain)loss on sales of investment securities                       (112)           (529)
   Changes in assets and liabilities:
     Increase in accrued interest receivable                              (2,063)         (2,688)
     (Increase) in other assets                                          (15,787)         (1,320)
     (Decrease) in accrued interest payable                                 (822)           (912)
     (Decrease) increase in other liabilities                              1,956           (569)
                                                                      ----------      ----------
              Net cash provided by (used in) operating activities            580           9,001

Cash flows from investing activities
   Proceeds from calls/maturities of HTM investment securities             4,000          58,063
   Proceeds from calls/maturities of AFS investment securities           187,288         182,691
   Proceeds from sales of AFS investment securities                       86,339         115,250
   Purchase of AFS investment securities                                (321,451)       (566,444)
   Purchase of HTM investment securities                                 (40,000)             --
   Purchase of FHLB Stock                                                 (3,685)         (3,000)
   Net decrease in loans                                                  29,604          59,003
   Purchase of premises and equipment                                       (452)           (720)
                                                                      ----------      ----------
              Net cash provided by (used in) investing activities        (58,357)       (155,157)

Cash flows from financing activities:
   Net increase in non-interest bearing and
     interest bearing demand deposits and savings accounts                75,564         227,001
   Net decrease in certificates of deposit                               (92,736)       (126,547)
   Mortgage payments                                                         (45)            (39)
   Net increase in borrowings                                             84,500          57,275
   Cash dividends                                                         (8,469)         (7,939)
   Cash in lieu of fractional shares                                          (8)             (7)
   Issuance of common stock under stock option plans                         517             686
                                                                      ----------      ----------
              Net cash provided by (used in) financing activities         59,323         150,430
              NET (DECREASE) INCREASE IN
                CASH AND CASH EQUIVALENTS                                  1,546           4,274
Cash and cash equivalents at beginning of year                            40,571          40,018
                                                                      ----------      ----------
Cash and cash equivalents at end of year                                 $42,117         $44,292
                                                                      ==========      ==========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (the Company) and its wholly-owned subsidiaries: Royal Equity Partners, Inc. and Royal Bank of Pennsylvania (the Bank), Royal Real Estate of Pennsylvania, Inc., Royal Investment of Pennsylvania, Inc. and its 60% ownership interest in Crusader Servicing Corporation. These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month period ended September 30, 2003, are not necessarily indicative of the results, to be expected for the full year.

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

                                                      Nine months ended September 30 2003,
                                                      ------------------------------------
                (in thousands)                 Community            Tax Lien
                                                Banking             Operation          Consolidated
                                             -------------         -----------         ------------
            Total assets                        $1,121,385            $44,702           $1,166,087
            Total deposits                         803,668                 --              803,668
            Net interest income                     28,807              2,687               31,494
            Provision for loan losses                  450                 64                  514
            Other income                             1,859                296                2,155
            Other expense                           12,413              1,525               13,938
            Income tax expense                       5,707                348                6,055
                                                ----------           --------           ----------
            Net income                             $12,096             $1,046              $13,142
                                                ==========           ========           ==========



                                                      Nine months ended September 30, 2002,
                                                      -------------------------------------
                (in thousands)                 Community            Tax Lien
                                                Banking             Operation          Consolidated
            Total assets                        $1,048,113            $48,811           $1,096,924
            Total deposits                         802,314                 --              802,314
            Net interest income                     27,707              2,367               30,074
            Provision for loan losses                  250                 --                  250
            Other income                             2,111                320                2,431
            Other expense                           12,523              1,398               13,921
            Income tax expense                       5,446                315                5,761
                                                ----------           --------           ----------
            Net income                             $11,600               $973              $12,573
                                                ==========           ========           ==========

         Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $1,426 thousand and $1,506 thousand for the nine months period ending September 30, 2003, and 2002, respectively.

3.       Per Share Information

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

                                                            Three months ended September 30, 2003
                                                          Income       Average shares    Per share
                                                          ------       --------------    ---------
                                                        (numerator)     (denominator)      Amount
                                                        -----------     -------------      ------
        Basic EPS
           Income available to common shareholders        $4,762             11,908         $0.40
         Effect of dilutive securities
           Stock options                                                         52            --
                                                        ------------------------------------------
         Diluted EPS
           Income available to common shareholders
              Plus assumed exercise of options            $4,762             11,960          $0.40



                                                              Three months ended September 30, 2002
                                                            Income       Average shares    Per share
                                                            ------       --------------    ---------
                                                          (numerator)     (denominator)     Amount
                                                          -----------     -------------     ------
        Basic EPS
          Income available to common shareholders         $4,462             11,865          $0.38
        Effect of dilutive securities
          Stock options                                                        335            (.01)
                                                         ------------------------------------------
        Diluted EPS
          Income available to common shareholders
              Plus assumed exercise of options            $4,462             12,200          $0.37


                                                                         Nine months ended September 30, 2003
                                                                       Income       Average shares    Per share
                                                                       ------       --------------    ---------
                                                                     (numerator)     (denominator)     Amount
                                                                     -----------     -------------     ------
        Basic EPS
           Income available to common shareholders                       $13,142        11,885          $1.11
        Effect of dilutive securities
           Stock options                                                                    45           (.01)
                                                                    -----------------------------------------
        Diluted EPS
           Income available to common shareholders
              Plus assumed exercise of options                           $13,142        11,930          $1.10



                                                                          Nine months ended September 30, 2002
                                                                       Income       Average shares    Per share
                                                                       ------       --------------    ---------
                                                                     (numerator)     (denominator)     Amount
                                                                     -----------     -------------     ------
        Basic EPS
            Income available to common shareholders                      $12,573        11,837          $1.06
        Effect of dilutive securities
             Stock options                                                                 179           (.01)
                                                                    -----------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                       $12,573        12,016          $1.05


4.       Investment Securities:

         The carrying value and approximate market value of investment securities at September 30, 2003 are as follows:

                                     Amortized     Gross        Gross      Approximate
                                     Purchased   Unrealized   Unrealized      Fair        Carrying
        (in thousands)                 Cost        Gains        Losses        Value         Value
                                    ----------  ---------     ---------    -----------    ---------
        Held to maturity:
        -----------------
        Mortgage Backed                   $376        $--         $--            $376         $376
        US Agencies                     39,846         --        (102)         39,744       39,846
        Other Securities                26,913      1,883          --          28,794       26,913
                                    ----------   --------     -------      ----------     --------
                                       $67,135     $1,883       ($102)        $68,914      $67,135
                                    ==========   ========     =======      ==========     ========

        Available for sale:
        -------------------
        Federal Home Loan


           Bank Stock - at cost        $11,560        $--         $--         $11,560      $11,560
        Mortgage Backed                 71,171        476        (281)         71,366       71,366
        CMO's                           53,018        248        (269)         52,997       52,997
        US Agencies                    122,785         90      (1,370)        121,505      121,505
        Other securities               204,209     12,593      (2,577)        214,125      214,225
                                    ----------   --------     --------     ----------     --------
                                      $462,743    $13,407     ($4,497)       $471,653     $471,653
                                    ==========   ========     ========     ==========     ========

5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                Three months ended Sept 30,
                                                ---------------------------
                                                   2003           2002
                                                ----------      --------
     (in thousands)
   Balance at beginning of period,                 $12,654       $12,158

     Loans charged-off                                (483)           --
     Recoveries                                         14            51
                                                   -------       -------
       Net charge-offs and recoveries                 (469)           51

     Provision for loan losses                         197            --
                                                   -------       -------

   Balance at end of period                        $12,382       $12,209
                                                   =======       =======

                                                Nine months ended Sept 30,
                                                --------------------------
                                                   2003            2002
                                                ----------      --------
     (in thousands)
   Balance at beginning of period,                 $12,470       $11,888

     Loans charged-off                                (685)         (294)
     Recoveries                                         83           365
                                                   -------       -------
       Net charge-offs and recoveries                 (602)           71

     Provision for loan losses                         514           250
                                                   -------       -------

   Balance at end of period                        $12,382       $12,209
                                                   =======       =======

6.       Non-performing loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $12.3 million and $13.3 million at September 30, 2003 and 2002, respectively. Although the Company has non-performing loans of approximately $12.3 million at September 30, 2003, management believes it has adequate collateral to limit its' credit risks.

         The balance of impaired loans which included the loans on which the accrual of interest has been discontinued, was approximately $12.4 million and $13.4 million at September 30, 2003 and 2002, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the company recognizes the balances of impaired loans when analyzing its' loan loss reserve, the allowance for loan loss associated with impaired loans was $2.5 million at September 30, 2003. The income that was recognized on impaired loans during the three-month period ended September 30, 2003 was $-0-. The cash collected on impaired loans during the same period was $137 thousand of which $137 thousand was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

7.       Stock-based Compensation

         At September 30, 2003, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principals of APB No. 25, "Accounting for Stock Issued to Employee, and related interpretations. Stock-based employee compensation cost are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

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


             (in thousands, except per share data)            2003       2002
                                                              ----       ----
             Net income(loss), as reported                   $13,142   $12,573
             Less: Stock-based compensation costs under
                   Fair value based method for all awards.      (327)      (72)
                                                             -------   -------
             Pro forma net income (loss)                     $12,815   $12,501

             Earnings per share - Basic  As reported           $1.11     $1.06
                                        Pro forma              $1.08     $1.06

             Earnings per share - Diluted  As reported         $1.10     $1.05
                                          Pro forma            $1.07     $1.04

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its' subsidiaries for the nine-month period ended September 30, 2003.

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

FINANCIAL CONDITION

         Total consolidated assets as of September 30, 2003 were $1,166 million, an increase of $77.6 million from the $1,088 million reported at year-end, December 31, 2002. This increase is primarily due to new deposits generated during the year, along with the utilization of low interest rates offered on advances at the F.H.L.B. of Pittsburgh.

         Total loans decreased $26.6 million from the $568.6 million level at December 31, 2002 to $542.0 million at September 30, 2003. This decrease is attributed to the slow pace of the economic recovery and stiff loan competition that is occurring throughout the industry. The year-to-date average balance of loans was $556.8 million at September 30, 2003.

         The allowance for loan loss decreased $88 thousand to $12.4 million at September 30, 2003 from $12.5 million at December 31, 2002. The level of allowance for loan loss reserve represents approximately 2.3% of total loans at September 30, 2003 versus 2.2% at December 31, 2002. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $89.9 million increase in total investment securities is primarily attributable to the redeployment of excess cash on hand to achieve a higher rate of return.

         Total cash and cash equivalents increased $1.5 million from the $40.6 million level at December 31, 2002 to $42.1 million at September 30, 2003.

         Total deposits, the primary source of funds, decreased $17.1 million to $803.7 million at September 30, 2003, from $820.8 million at December 31, 2002. This decrease in deposits is primarily due to the maturity of brokered deposits. The balance of brokered deposits was $73.9 million, representing approximately 9% of total deposits at September 30, 2003. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

         Consolidated stockholder's equity increased $8.8 million to $130.1 million at September 30, 2003 from $121.3 million at December 31, 2002. This increase is primarily due to net income of $13.1 million, partially offset by quarterly cash dividends totaling $8.5 million. Additionally, stockholder's equity increased by $3.5 million due to an adjustment in the market value of available-for-sale investment securities during the first nine months of 2003.

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

         Consolidated net income for the three months ended, September 30, 2003 was $4.8 million or $.40 basic earnings per share, as compared to net income of $4.5 million or $.38 basic earnings per share for the same three month period in 2002. Consolidated net income for the nine months ended, September 30, 2003 was $13.1 million or $1.11 basic earnings per share, as compared to net income of $12.6 million or $1.06 basic earnings per share for the same nine month period in 2002.

         For the third quarter 2003, net interest income was $11.0 million as compared to $10.5 million for the same quarter in 2002, an increase of $424 thousand, or 4%. This increase is primarily due to a reduction in costs related to deposits and borrowings for the third quarter 2003 as compared to the same period in 2002. Interest income on loans decreased $1.4 million for the third quarter of 2003 versus 2002 primarily due to a decrease in the average balance of loans during the same period. Interest income on investment securities decreased $131 thousand, a 2% decrease over the same three-month period in 2002, which is primarily due to the lower yields on the average balance in investment securities. Total interest expense on deposits and borrowings decreased $2.1 million to $7.2 million as compared to $9.3 million for the same three-month period in 2002. This decrease in interest expense is primarily due the reduction of interest rates on deposits and borrowings.

         Provision for loan losses was $197 thousand for the third quarter of 2003 and $0 for the same three-month period in 2002. Charge-offs and recoveries were $483 thousand and $14 thousand respectively, for the three-month period ended September 30, 2003 versus $0 thousand and $51 thousand, respectively, for the same three-month period in 2002. Overall, management considers the current level of allowance for loan loss to be adequate at September 30, 2003.

         Total non-interest income for the three-month period ended September 30, 2003 was $926 thousand as compared to $1.2 million for the same three-month period in 2002. The $300 thousand decrease in 2003 is primarily due to smaller gains relating to investment security transactions.

         Total non-interest expense for the three months ended September 30, 2003 was $4.7 million, a decrease of $130 thousand, or 2.7%, as compared to $4.8 million for the same period in 2002.

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At September 30, 2003, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                       September 30, 2003    December 31, 2002
                                       ------------------    -----------------
           Capital Levels
             Tier 1 leverage ratio            10.6%                11.4%
             Tier 1 risk-based ratio          14.3%                14.6%
             Total risk-based ratio           15.6%                15.9%

           Capital Performance
             Return on average assets          1.6% (1)              1.7% (1)
             Return on average equity         15.1% (1)             15.2% (1)
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

         The liquidity ratio of the Company remains strong at approximately 64% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2003:

Interest Rate Sensitivity
(in millions)

                                                  Days
                                        -----------------------    1 to 5       Over 5       Non-rate
Assets                                    0 - 90      91 - 365      Years        Years       Sensitive       Total
-------                                 ---------    ----------   ---------    ---------    ----------      --------
Interest-bearing deposits in banks          $20.9           $--        $--           $--          $7.7         $28.6
Federal funds sold                           13.5            --         --            --            --          13.5
Investment securities:
     Available for sale                      36.0          21.2      298.4         107.2           8.9         471.7
     Held to maturity                         4.4           2.0       60.7           0.0            --          67.1
                                        ----------------------------------------------------------------------------
   Total investment securities               40.4          23.2      359.1         107.2           8.9         538.8
Loans:
     Fixed rate                              49.7          71.6      161.5           5.4            --         288.2
     Variable rate                          205.2          54.2         --            --         (12.4)        247.0
                                        ----------------------------------------------------------------------------
   Total loans                              254.9         125.8      161.5           5.4         (12.4)        535.2
Other assets                                   --            --         --            --          50.0          50.0
                                        ----------------------------------------------------------------------------
   Total Assets                            $329.7        $149.0     $520.6        $112.6         $54.2      $1,166.1
                                        ============================================================================

Liabilities & Capital
---------------------
Deposits:
     Non interest bearing deposits            $--           $--        $--           $--         $58.9         $58.9
     Interest bearing deposits               24.4          73.7      409.2            --            --         507.3
     Certificate of deposits                 38.8          98.7       93.3           6.7            --         237.5
                                        ----------------------------------------------------------------------------
   Total deposits                            63.2         172.4      502.5           6.7          58.9         803.7
Borrowings                                     --            --      117.5          94.5            --         212.0
Other liabilities                              --            --         .3            --          20.0          20.3
Capital                                        --            --         --            --         130.1         130.1
                                        ----------------------------------------------------------------------------
    Total liabilities & capital             $63.2        $172.4     $620.3        $101.2        $209.0      $1,166.1
                                        ============================================================================

Net  interest rate  GAP                    $266.5        ($23.4)    ($99.7)        $11.4       ($154.8)
                                        ==============================================================

Cumulative interest rate  GAP              $266.5        $243.1     $143.4        $154.8            --
                                        ==============================================================
GAP to total  assets                          23%           (2%)
                                        ========================
GAP to total equity                          205%          (18%)
                                        ========================
Cumulative GAP to total assets                23%           21%
                                        ========================
Cumulative GAP to total equity               205%          187%
                                        ========================


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

         The Company adopted FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the company to make a payment if the customer's condition deteriorates, as defined in the agreements. Performance letters of credit require the company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of the letters of credit as of September 30, 2003 are $5.2 million and they expire through August 2005. Amounts due under these letters of credit would be reduced by any proceeds that the company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

The Company adopted Statement of Financial Accounting Standard 149 (SFAS No.
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

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


Item 5. Other Information
-------------------------

  None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)  Exhibits

              31 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on November 14, 2003

              31 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Executive Officer of Royal Bancshares of Pennsylvania on November 14, 2003

              32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on November 14, 2003.

              32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on November 14, 2003.

     (b) The company filed the following report on Form 8-K on September 15, 2003 announcing the passing of the Bank's Chairman Daniel M. Tabas on September 12, 2003.

              The company filed the following report on Form 8-K during the quarter ended September 30, 2003. October 16, 2003, Royal Bancshares of Pennsylvania, Inc. filed a Form 8-K reporting the release of earnings and declaration of stock dividend on both classes of common stocks.

              The company filed the following report on Form 8-K on October 16, 2003 announcing the appointment of Robert R. Tabas as Chairman of the Board of Directors and the appointment of Linda Tabas Stempel to the Board of Directors.

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



                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                  (Registrant)





Dated: November 14th, 2003  /s/ Jeffrey T. Hanuscin
                            -------------------------
                            Jeffrey T. Hanuscin
                            Chief Financial Officer