Form 10-K
period 2003-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2004-03-15
CIK 922487

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                                   (Mark One)
                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _______________________

                         Commission File Number 0-26366
                                                -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                    23-2812193
--------------------------------------------            ------------------------
      (State of other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

    732 Montgomery Avenue, Narberth, Pennsylvania                19072
------------------------------------------------------  ------------------------
      (Address of principal executive offices)                 (Zip Code)

                                 (610) 668-4700
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock
                                                            ($2.00 par value)
                                                            Class B Common Stock
                                                            ($.10 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

The aggregate market value of common shares of the Registrant held by non-affiliates, based on the closing sale price as of February 29, 2004, was $109,346,226.

As of February 29, 2004, the Registrant had 10,227,226 and 1,945,422 shares outstanding of Class A and Class B common stock, respectively.

================================================================================

Item 1. BUSINESS
----------------

The Company
-----------

         Royal Bancshares of Pennsylvania, Inc. ("Royal Bancshares") is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Royal Bancshares is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank of Pennsylvania ("Royal Bank"), all of the outstanding shares of common stock of Royal Bank were acquired by the Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. The principal activities of Royal Bancshares are owning and supervising Royal Bank, which engages in a general banking business in principally Montgomery, Philadelphia and Berks counties in Pennsylvania and Southern New Jersey. Royal Bank operates one Branch in New Jersey under the registered fictitious name of Royal Bank America. Royal Bancshares also has a wholly owned non-bank subsidiary, Royal Equity Partners, Inc., which is engaged in investment activities. At December 31, 2003, Royal Bancshares had consolidated total assets of approximately $1.15 billion, total deposits of approximately $791 million and shareholders' equity of approximately $135 million.

         From time to time, Royal Bancshares may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. When we use words such as "believes", or "expects," "anticipates" or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, Royal Bancshares notes that a variety of factors could cause Royal Bancshares actual results and experience to differ materially from the anticipated results or other expectations expressed in Royal Bancshares forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of Royal Bancshares business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations: business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

         The company has one reportable operating segment, Community Banking, as described in Note C of the Notes to Consolidated Financial Statements included in this Report. The segment reporting information in Note C is incorporated by reference into this Item 1.

Royal Bank
----------

         Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by The Tabas Family in 1980. Royal Bank of Pennsylvania is an insured bank under the Federal Deposit Insurance Corporation (the "FDIC").

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

         Service Area. Royal Bank's primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, southern New Jersey and the State of Delaware. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from sixteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. The Bank also considers the states of Pennsylvania, New Jersey, New York and Delaware as a part of its service area for certain products and services. Frequently, Royal Bank will do business with clients located outside of its service area. Royal Bank has loans in twenty-nine states via participations with other lenders who have broad experience in those respective markets. Royal Bank's legal headquarters are located at 732 Montgomery Avenue, Narberth, PA.

         Royal Bank conducts business operations as a commercial bank offering checking accounts, savings and time deposits, and loans, including residential mortgages, home equity and SBA loans. Royal Bank also offers safe deposit boxes, collections, internet banking and bill payment along with other customary bank services (excluding trust) to its customers. Drive-up, ATM, and night depository facilities are available. Services may be added or deleted from time to time. The services offered and the business of Royal Bank is not subject to significant seasonal fluctuations. Royal Bank is a member of the Federal Reserve Fedline Wire Transfer System. Royal Bank became a 16.5% partner in Bankers Settlement Services of Eastern Pennsylvania, L.L.C., a title company ("Bankers"). The Bank, together with five other banks in the area, formed this title company on August 16, 2000. Royal Bank's ownership decreased to 15% with the addition of a new bank partner in 2001.

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

         Employees. Royal Bancshares employed approximately 156 persons on a full-time equivalent basis as of December 31, 2003.

         Deposits. At December 31, 2003, total deposits of Royal Bank were distributed among demand deposits (7%), money market deposit accounts, savings and Super Now (63%) and time deposits (30%). At year-end 2003, deposits decreased $30 million from year-end 2002, or 4%, primarily due to maturing brokered deposits being replaced by lower cost borrowed funds.

         Lending. At December 31, 2003, Royal Bank had a total loan portfolio of $516 million, representing 45% of total assets. The loan portfolio is categorized into commercial, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens and installment loans.

         Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank's size, objective of profit maintenance and stable capital structure.

Non-Bank Subsidiary
-------------------

         On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Equity Partners, ("REP") as a wholly owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. REP buys, holds and sells investment securities. At December 31, 2003, total assets of REP were $22 million, of which $4 million was held in cash and cash equivalents, $17 million was held in investment securities.

         On June 22, 2001, Royal Bancshares through its wholly owned subsidiary Royal Bank purchased a 60% ownership in Crusader Servicing Corporation ("CSC") from Crusader Holding Corporation. Its legal headquarters is at 732 Montgomery Avenue, Narberth, PA. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2003, total assets of CSC were $51 million.

         On June 23, 2003, Royal Bancshares through its wholly owned subsidiary Royal Bank of Pennsylvania established Royal Investments of Pennsylvania, LLC ("RIP") as a wholly owned subsidiary. Its legal headquarters is at 732 Montgomery Avenue, Narberth, Pennsylvania. RIP was formed to invest in equity real estate ventures subject to limitations imposed by regulation. At December 31, 2003, total assets of RIP were $9.8 million.

Website Access to Company Reports.
----------------------------------

         We post publicly available reports required to be filed with the SEC on our website, www.royalbankpa.com, as soon as reasonably practicable after filing such reports with the SEC. The required reports are available free of charge through our website.

Products and Services with Reputation Risk
------------------------------------------

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

Future Acquisitions
-------------------

         Royal Bancshares's acquisition strategy consists of identifying financial institutions, insurance agencies and other financial companies with business philosophies that are similar to the company's, which operate in strong markets that geographically compatible with our operations, and which can be acquired at an acceptable cost. In evaluating acquisitions opportunities, the company generally considers potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. Royal Bancshares currently has no formal commitments with respect to future acquisitions although discussions with acquisition candidates take place occasionally.

Concentrations, Seasonality
---------------------------

         Royal Bancshares does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate much of which is located in southeastern Pennsylvania. The business of Royal Bancshares and its subsidiaries is not seasonal in nature.

Environment Compliance
----------------------

         Royal Bancshares and its subsidiaries' compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2003, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2004.

Supervision and Regulation
--------------------------

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

         Royal Bancshares is subject to the provisions of the Holding Company Act, and to supervision by the Federal Reserve Board. The Holding Company Act requires Royal Bancshares to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the Holding Company Act prohibits Royal Bancshares from acquiring more than 5 % of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

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

         As a bank holding company, Royal Bancshares is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Holding Company Act. The Federal Reserve Board may also make examinations of the holding company and any or all of subsidiaries. Further, under Section 106 of the 1970 amendments to the Holding Company Act and the Federal Reserve Board's regulation, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services. The so called "anti-tying" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or service from the bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

         Under Pennsylvania law, Royal Bancshares is permitted to control an unlimited number of banks. However, Royal Bancshares would be required under the Holding Company Act to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other than the Bank, if, after such acquisition, would control more than 5% of the voting shares of such bank.

         Royal Bank. The deposits of Royal Bank are insured by the FDIC. Royal Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and by the FDIC. In addition, Royal Bank is subject to a variety of local, state and federal laws that affect its operation.

         Under the Pennsylvania Banking Code of 1965, as amended, the ("Code"), Royal Bancshares is permitted to control an unlimited number of banks. This rule has been in effect since March 4, 1990. However, Royal Bancshares would be required under the Holding Company Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than Royal Bank, if, after such acquisition, the registrant would own or control more than 5% of the voting shares of such bank. The Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Act of 1994, which authorizes bank holding companies subject to certain limitations and restrictions to acquire banks located in any state.

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

         From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Royal Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of Royal Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Royal Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

         Under the Federal Deposit Insurance Act ("FDIC Act"), the FDIC possesses the power to prohibit institutions regulated by it (such as Royal
Bank) from engaging in any activity that would be an unsafe and unsound banking practice or in violation of applicable law. Moreover, the FDIC Act: (i) empowers the FDIC to issue cease-and-desist or civil money penalty orders against Royal Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorizes the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) restricts lending by Royal Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv) restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the FDIC Act provides that no person may acquire control of Royal Bank unless the FDIC has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval. In April 1995, regulators revised the Community Reinvestment Act ("CRA") with an emphasis on performance over process and documentation. Under the revised rules, the five-point rating scale is still utilized by examiners to assign a numerical score for a bank's performance in each of three areas: lending, service and investment.

         Under the CRA, the FDIC is required to: (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank's record of meeting the credit needs of its entire community, including low-and moderate-income neighborhoods. This evaluation will include a descriptive rate ("outstanding," "satisfactory," "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. After its most recent examination of Royal Bank under CRA, the FDIC gave Royal Bank a CRA rating of satisfactory.

         Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions in any one day of which Royal Bank is aware that exceed $10,000 in the aggregate. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

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

Federal Deposit Insurance Corporation Improvement Act of 1991
-------------------------------------------------------------

         General. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDIC Improvement Act") includes several provisions that have a direct impact on Royal Bank. The most significant of these provisions are discussed below.

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

         The guidelines provide exceptions to the LTV ratios for government-backed loans; loans facilitating the sale of real estate acquired by the lending institution in the normal course of business; loans where Royal Bank's decision to lend is not based on the offer of real estate as collateral and such collateral is taken only out of an abundance of caution; and loans renewed, refinanced, or restructured by the original lender to the same borrower, without the advancement of new money. The regulation also allows institutions to make a limited amount of real estate loans that do not conform to the proposed LTV ratios. Under this exception, Royal Bank would be allowed to make real estate loans that do not conform to the LTV ratio limits, up to an amount not to exceed 100% of Royal Bank's total capital.

         Truth in Savings Act. The FDIC Improvement Act also contains the Truth in Savings Act. The purpose of this Act is to require the clear and uniform disclosure of the rates of interest that are payable on deposit accounts by Royal Bank and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. This Act requires Royal Bank to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned,
(2) the amount of interest earned, (3) the amount of any fee and charges imposed and (4) the number of days in the reporting period. This Act allows for civil lawsuits to be initiated by customers if Royal Bank violates any provision or regulation under this Act.

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

    In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state insurance law. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. It revises and expands the framework of the Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

         o  Modifies the laws governing the implementation of the CRA; and

         o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         In order for the Royal Bancshares to take advantage of the ability to affiliate with other financial service providers, Royal Bancshares must become a "Financial Holding Company" as permitted under an amendment to the Holding Company Act. To become a Financial Holding Company, a company must file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve Board must determine that each insured depository institution subsidiary of the company has at least a satisfactory CRA rating. Royal Bancshares currently meets the requirements to make an election to become a Financial Holding Company. The Royal Bancshares management has not determined at this time whether it will seek an election to become a Financial Holding Company. Royal Bancshares is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of Royal Bancshares and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, Royal Bancshares desires to utilize any of its expanded powers provided in the Financial Service Modernization Act.

         The Financial Services Modernization Act also includes a new section of the FDIC Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Pennsylvania permits commercial banks chartered by the state to engage in any activity permissible for national banks, Royal Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, Royal Bank must be well-capitalized, and Royal Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

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

Recent Legislation
------------------

         USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements' and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed in law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of the requirements remains to be determined.

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

         - A prohibition on personal loans to directors and officers; expedited filings requirements for Form S-4's;

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

         Regulation W. Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The FDIC Act applies Section 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Section 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. Royal Bancshares is considered to be an affiliate of Royal Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

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

Monetary Policy
---------------

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

Effects of Inflation
--------------------

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

Critical Accounting Policies, Judgments and Estimates
-----------------------------------------------------

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

Available Information
---------------------

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

ITEM 2. PROPERTIES
------------------

         Royal Bank has sixteen banking offices, which are located in Pennsylvania and Southern NJ.

         Narberth Office (1)            Villanova Office                    King of Prussia Office (1)
         -------------------            ----------------                    --------------------------
         732 Montgomery Ave             801 East Lancaster Avenue           Rt. 202 at Wilson Road
         Narberth, PA 19072             Villanova, PA 19085                 King of Prussia, PA 19406

         Philadelphia Offices           Shillington Office                  Bridgeport Office (1)
         --------------------           ------------------                  ---------------------
         - One Penn Square West         516 East Lancaster Avenue           105 W. 4th Street
            30 South 15th Street        Shillington. PA 19607               Bridgeport, PA 19406
            Philadelphia, PA 19102
                                        Trooper Office(1)                   Upper Merion Office
         - 1340 Walnut Street           -----------------                   -------------------
            Philadelphia, PA 19107      Trooper & Egypt Roads               Beidler & Henderson Roads
                                        Trooper, PA 19401                   King of Prussia, PA 19406
         - 401 Fairmount Avenue (1)
            Philadelphia, PA 19123      Reading Office                      Phoenixville Office (1)
                                        --------------                      -----------------------
         - 6526 Castor Avenue           501 Washington Street               808 Valley Forge Road
            Philadelphia, PA 19149      Reading, PA 19601                   Phoenixville, PA 19460

                                        Philadelphia Loan Office (2)        Royal Bank America
         - 1650 Grant Avenue (1)        -----------------------------       ------------------
            Philadelphia, PA 19115      2 Penn Center                       3501 Black Horse Pike
                                        Philadelphia, PA 19102              Turnersville, NJ  08012
         Jenkintown Office (1)
         ---------------------          Narberth Training Ctr. (1) (3)
         600 Old York Road              ------------------------------
         Jenkintown, PA 19046           814 Montgomery Ave
                                        Narberth, PA 19072

         (1) Owned
         (2) Residential Loan Office-Not a branch
         (3) Used for employee training

         Royal Bank owns nine of the above properties. One property is subject to a mortgage. The remaining nine properties are leased with expiration dates between 2004 and 2012. Royal Bank also leases storage warehouse space in Bridgeport, PA. at an annual rate of $21,000. During 2003, Royal Bank made aggregate lease payments of approximately $542,000. Royal Bank believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for Royal Bank's purposes. Royal Bank also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

ITEM 5.  MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
-------------------------------------------------------------------------------

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

                                              Bid Prices
                                              ----------

                  2003                                                  High        Low        Close
                  ----                                                  ----        ---        -----
                  First Quarter ...............................        $21.127    $17.402     $19.078
                  Second Quarter ..............................         21.569     18.990      21.000
                  Third Quarter ...............................         26.912     20.520      26.324
                  Fourth Quarter ..............................         26.627     23.824      25.000

                  2002                                                  High        Low        Close
                  ----                                                  ----        ---        -----

                  First Quarter ...............................        $20.598    $18.132     $19.037
                  Second Quarter ..............................         20.227     18.561      20.379
                  Third Quarter ...............................         20.750     16.181      17.419
                  Fourth Quarter ..............................         20.893     16.828      20.369

                  (Source: This summary reflects information supplied by NASDAQ.)

         The bid information shown above is derived from statistical reports of the NASDAQ Stock Market and reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transaction. The bid prices reflect the 2% stock dividend that was declared on January 21, 2004. The NASDAQ Stock Market, Inc., is a wholly-owned subsidiary of National Association of Securities Dealers, Inc.

         The approximate number of recorded holders of Royal Bancshares' Class A and Class B Common Stock, as of February 29, 2004, is shown below:

         Title of Class                              Number of Record Holders
         --------------                              ------------------------
         Class A Common Stock                                   370
         Class B Common Stock                                   133

         Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was approximately 417 as of February 29, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         The following two tables discloses the number of outstanding options, warrants and rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under the plans. The tables provide this information separately for equity compensation plans that have and have not been approved by security holders.

                                                                                                         (c)
                                                                                                Number of securities
                                                             (a)                               remaining available for
                                                   Number of securities to       (b)            future issuance under
                                                       be issued upon       Weighted-average     equity compensation
                                                   exercise of outstanding  exercise price of      plans (excluding
                                                   options, warrants and   outstanding options, securities reflected in
                                                           rights          warrants and rights         column (a))
                                                   ---------------------- ---------------------   ---------------------
         Outside Directors Stock Option Plan
         -----------------------------------
         Equity compensation plan approved
         by stockholders                                           70,061                $15.21                  84,937

         Equity compensation plan not
         approved by stockholders                                      --                    --                      --
                                                   ----------------------                         ---------------------

         Total                                                     70,061                $15.21                  84,937

                                                                                                         (c)
                                                                                                Number of securities
                                                             (a)                               remaining available for
                                                   Number of securities to       (b)            future issuance under
                                                       be issued upon       Weighted-average     equity compensation
                                                   exercise of outstanding  exercise price of      plans (excluding
                                                   options, warrants and   outstanding options, securities reflected in
                                                           rights          warrants and rights         column (a))
                                                   ---------------------- ---------------------   ---------------------
         Employees Stock Option Plan
         ---------------------------
         Equity compensation plan approved
         by stockholders                                          420,032                $16.08                 251,112

         Equity compensation plan not
         approved by stockholders                                      --                    --                      --
                                                   ----------------------                         ---------------------

         Total                                                    420,032                $16.08               251,112

Dividends
---------

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

         On January 21, 2004, the Board of Directors of Royal Bancshares declared a 2% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on February 18, 2004, to shareholders of record on February 4, 2004. The stock dividend resulted in the issuance of 195,861 additional shares of Class A common stock and 38,216 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

         Cash Dividends. Royal Bancshares paid cash dividends in each quarter of 2003 and 2002 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $11.3 million and $10.6 million for 2003 and 2002, respectively. The following table sets forth on a quarterly basis the dividend paid to holders of each Class A and Class B Common Stock for 2003 and 2002, adjusted to give effect to the stock dividends paid.

                                                                             Cash Dividends Per Share
                                                                             ------------------------
         2003                                                                Class A          Class B
         ----                                                                -------          -------
         First Quarter .......................................               $.2375           $.2731
         Second Quarter ......................................               $.2375           $.2731
         Third Quarter .......................................               $.2375           $.2731
         Fourth Quarter ......................................               $.2500           $.2875

                                                                             Cash Dividends Per Share
                                                                             ------------------------
         2002                                                                Class A          Class B
         ----                                                                -------          -------
         First Quarter........................................               $.2300           $.2645
         Second Quarter.......................................               $.2300           $.2645
         Third Quarter........................................               $.2300           $.2645
         Fourth Quarter.......................................               $.2375           $.2731

         Future dividends must necessarily depend upon net income, capital requirements, appropriate legal restrictions and other factors relevant at the time the Board of Directors of Royal Bancshares considers dividend policy. Cash necessary to fund dividends available for dividend distributions to the shareholders of Royal Bancshares must initially come from dividends paid by Royal Bank to Royal Bancshares. Therefore, the restrictions on the Royal Bank's dividend payments are directly applicable to Royal Bancshares. Under the Pennsylvania Banking Code of 1965, as amended, Royal Bank places a restriction on the availability of capital surplus for payment of dividends.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         The following selected consolidated financial and operating information for Royal Bancshares should be read in conjunction with ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes in ITEM 8:

                                                                   Years ended December 31,
                                                            (in thousands, except per share data)
                                                      ---------------------------------------------
                                                      2003       2002      2001      2000      1999
                                                      ----       ----      ----      ----      ----
Income Statement Data (in thousands)
------------------------------------
Interest income                                      $72,320   $77,104   $69,224   $58,875   $44,682
Interest expense                                      29,941    36,491    31,808    22,549    15,922
                                                     -------   -------   -------   -------   -------
Net interest income                                   42,379    40,613    37,416    36,326    28,760
Provision for loan losses                                674       250        --       250        --
                                                     -------   -------   -------   -------   -------
Net interest income after loan losses                 41,705    40,363    37,416    36,076    28,760
     Gains on sale of loans                              637       767       372        --        45
     Gains on sale of real estate                        568       455       188        53       350
     Gains (losses) on investment securities             719       790        60    (1,302)       --
     Other income                                      1,780     1,188     1,118     1,207     1,644
                                                     -------   -------   -------   -------   -------
Total other income                                     3,704     3,200     1,738       (42)    2,039
Income before other expenses & income taxes           45,410    43,563    39,154    36,034    30,799
Non-interest expense
     Salaries and benefits                             9,959     9,440    10,479     7,979     7,265
     Other                                             8,929     9,481     7,124     5,813     5,865
                                                     -------   -------   -------   -------   -------
Total operating expenses                              18,888    18,921    17,603    13,792    13,130
                                                     -------   -------   -------   -------   -------
Income before taxes                                   26,522    24,642    21,551    22,242    17,669
Incomes taxes                                          7,996     7,237     5,797     7,982     5,564
                                                     -------   -------   -------   -------   -------
Net income                                           $18,526   $17,405   $15,754   $14,260   $12,105
                                                     =======   =======   =======   =======   =======

Basic earnings per share (1)                         $  1.52   $  1.44   $  1.32   $  1.20   $  1.03
                                                     -------   -------   -------   -------   -------
Diluted earnings per share (1)                       $  1.52   $  1.41   $  1.30   $  1.18   $  1.02
                                                     -------   -------   -------   -------   -------

(1) Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 2% stock dividend in 2004, a 3% stock dividend in January 2003, a 6% stock dividend in 2002, a 5% stock dividend in 2001, a 5% stock dividend in 2000, and a 4% stock dividend in 1999.

                                                                   As of December 31,
                                            ----------------------------------------------------------------
Balance Sheet Data (in thousands)              2003          2002           2001         2000         1999
---------------------------------              ----          ----           ----         ----         -----
Total assets                                $1,154,410    $1,088,484      $930,980     $630,081     $522,536
Total average assets                         1,160,354     1,048,875       788,419      573,780      469,193
Loans, net                                     503,288       564,264       634,347      411,973      343,081
Total deposits                                 791,059       820,840       701,860      472,582      381,286
Total long term debt                           212,000       124,500        70,225       30,000       30,000
Total stockholders equity                      134,833       121,331       108,449      103,502       95,835
Total average stockholders equity              127,728       114,655       105,072       99,746       94,824
Return on average assets                          1.6%          1.7%          2.0%         2.5%         2.6%
Return on average equity                         14.5%         15.2%         15.0%        14.3%        12.8%
Average equity to average assets                 11.0%         10.9%         13.3%        17.4%        20.2%
Cash dividend payout ratio                       61.1%         60.8%         56.9%        55.0%        70.3%

Average Balances
----------------

         The following table represents the average daily balances of assets, liabilities and shareholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                                   2003                              2002                          2001
                                     -----------------------------      ----------------------------- -----------------------------
                                      Average               Yield/        Average             Yield/     Average            Yield/
Assets (In thousands)                 Balance     Interest   Rate         Balance   Interest   Rate      Balance  Interest   Rate
---------------------                ----------   --------   ----       ----------  --------   ----      -------  -------- --------
Interest bearing deposits            $   40,856   $   475    1.16%      $   32,760  $   682    2.08%     $ 18,230  $   533    2.92%
Federal funds                            13,598       142    1.04%          16,780      272    1.62%       18,468      752    4.07%
Investment securities
  Held to maturity                       46,302     3,087    6.67%          53,226    4,019    7.55%       97,055    7,610    7.84%
  Available for sale                    446,210    22,007    4.93%         297,457   18,817    6.33%       76,338    6,945    9.10%
                                     ----------   -------    -----      ----------  -------    -----     --------  ------- --------
Total investment securities             492,512    25,094    5.10%         350,683   22,836    6.51%      173,392   14,555    8.39%
Loans
  Commercial and Industrial             225,224    15,812    7.02%         230,556   17,020    7.38%      202,327   20,012    9.89%
  Real estate secured                   333,168    30,532    9.16%         383,816   36,070    9.40%      337,410   32,936    9.76%
  Other loans                             4,373       265    6.06%           2,784      224    8.05%        4,116      436   10.59%
                                     ----------   -------    -----      ----------  -------    -----     --------  ------- --------
        Total loans                     562,765    46,609    8.28%         617,156   53,314    8.64%      543,854   53,384    9.82%
                                     ----------   -------    -----      ----------  -------    -----     --------  ------- --------
Total interest earnings               1,109,731    72,320    6.52%       1,017,379   77,104    7.58%      753,944   69,224    9.18%
  assets
Non interest earnings assets
  Cash & due from banks                   8,348                              8,597                          5,432
  Other assets                           56,781                             38,039                         46,113
  Allowance for loan loss               (12,472)                           (12,108)                       (12,264)
  Unearned discount                      (2,033)                            (3,032)                        (4,806)
                                     ----------                         ----------                       --------
Total non-interest earning assets        50,624                             31,496                         34,475
                                     ----------                         ----------                       --------
Total assets                         $1,160,354                         $1,048,875                       $788,419
                                     ==========                         ==========                       ========



Liabilities & Shareholders' Equity
----------------------------------
Deposits:
    Savings                          $   23,714   $   182    0.77%      $   25,658  $   370    1.44%     $ 26,312  $   637    2.42%
    Now                                  32,510       339    1.04%          34,866      697    2.00%       38,353      869    2.27%
    Money market                        442,873     9,661    2.18%         270,454    8,491    3.14%      108,792    4,031    3.71%
    Time deposits                       269,293    12,011    4.46%         385,370   19,358    5.02%      369,680   22,237    6.02%
                                     ----------   -------    -----      ----------  -------    -----     --------  ------- --------
Total interest bearing deposits         768,390    22,193    2.89%         716,348   28,916    4.04%      543,137   27,774    5.11%

Federal funds                                --        --       --              --       --       --          334       15    4.49%
Borrowings                              183,339     7,748    4.23%         137,460    7,575    5.51%       68,129    4,019    5.90%
                                     ----------   -------    -----      ----------  -------    -----     --------  ------- --------
Total interest bearing liabilities      951,729    29,941    3.15%         853,808   36,491    4.27%      611,600   31,808    5.20%
                                     ----------   -------    -----      ----------  -------    -----     --------  ------- --------
    Non interest bearing deposits        56,814                             53,800                         49,903
    Other liabilities                    24,083                             26,612                         21,844
                                     ----------                         ----------                       --------
Total liabilities                     1,032,626                            934,220                        683,347
    Shareholders' equity                127,728                            114,665                        105,072
                                     ----------                         ----------                       --------
Total liabilities and
    Shareholders' equity             $1,160,354                         $1,048,875                       $788,419
                                     ==========                         ==========                       ========
Net interest income                               $42,379                           $40,613                        $37,416
                                                  =======                           =======                        =======
                                                             3.82%                             3.99%                          4.96%
                                                             =====                             =====                       ========

(1) The indicated income and annual rate are presented in a taxable equivalent basis using the federal tax rate of 34% for all periods.
(2) Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

Rate Volume
-----------

         The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended, December 31, 2003 and 2002, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

                                                          2003 Vs 2002                          2002 Vs 2001
                                                         Changes due to:                       Changes due to:
                                                 ------------------------------          ------------------------------
Interest income                                  Volume      Rate        Total           Volume     Rate        Total
---------------                                  -------    -------     -------          -------  --------     --------
                                                                              (In thousands)
                                                                               ------------
Interest bearing deposits in banks               $   142      ($349)      ($207)         $   335     ($186)    $   149
Federal funds sold                                   (45)       (85)       (130)             (63)     (417)       (480)
Investments securities
    Held to maturity                                (491)      (441)       (932)          (3,319)     (272)     (3,591)
    Available for sale                             7,972     (4,782)      3,190           14,579    (2,707)     11,872
                                                 -------    -------     -------          -------  --------     -------
Total investment securities                        7,481     (5,223)      2,258           11,260    (2,979)      8,281
Loans
    Commercial and industrial                       (387)      (821)     (1,208)           2,541    (5,533)     (2,992)
    Mortgages secured by real estate              (4,659)      (880)     (5,538)           4,397    (1,262)      3,135
    Other loans                                      106        (65)         41             (122)      (90)       (212)
                                                 -------    -------     -------          -------  --------     -------
Total loans                                       (4,940)    (1,766)     (6,705)           6,816    (6,885)        (69)
                                                 -------    -------     -------          -------  --------     -------
Total increase (decrease) in interest income       2,638     (7,423)     (4,784)          18,348   (10,467)      7,881

Interest expense
----------------

Deposits
    Savings                                         ($26)     ($162)      ($188)            ($15)    ($252)      ($267)
    Now and Money Market                           4,109     (3,297)        812            4,789      (501)      4,288
    Time deposits                                 (5,353)    (1,994)     (7,347)             913    (3,792)     (2,879)
                                                 -------    -------     -------          -------  --------     -------
           Total deposits                         (1,270)    (5,453)     (6,723)           5,687    (4,545)      1,142
    Federal funds purchase                            --         --          --               (7)       (8)        (15)
    Borrowings                                     2,182     (2,009)        173            3,837      (281)      3,556
                                                 -------    -------     -------          -------  --------     -------
Total increase (decrease) in interest expense        912     (7,462)     (6,550)           9,517    (4,834)      4,683

Total increase (decrease) in net interest income $ 1,726    $    39     $ 1,766          $ 8,831   ($5,633)    $ 3,198
                                                 =======    =======     =======          =======  ========     =======

Loans
-----

         The following table reflects the composition of the loan portfolio of Royal Bank and the percent of gross outstandings represented by each category at the dates indicated.

                                                                    As of December 31,
                                                                      (in thousands)
                               ------------------------------------------------------------------------------------------
                                       2003               2002              2001              2000             1999
                               ----------------   ---------------    ----------------   ---------------  ----------------
Loans
-----
Comm'l and Industrial          $225,268     44%   $241,373    42%    $218,498     34%   $193,398    45%   $168,329    47%
Real Estate Secured             286,997     55%    333,972    57%     417,028     64%    230,999    54%    189,459    52%
Other                             4,942      1%      3,509     1%      13,909      2%      4,561     1%      4,506     1%
                               --------  ------   --------  -----    --------   -----   --------  -----   --------  -----
    Total gross loans           517,207    100%    578,854   100%     649,435    100%    428,958   100%    362,294   100%
Unearned income                  (1,203)            (1,082)            (1,056)            (1,992)           (2,154)
Discount on loans purchased        (290)            (1,038)            (2,144)            (3,020)           (5,322)
                               --------           --------           --------           --------          --------
                                515,714            576,734            646,235            423,946           354,818
Allowance for loan loss         (12,426)           (12,470)          (11,888)            (11,973)         (11,737)
                               --------           --------           --------           --------          --------
   Total net loans             $503,288           $564,264           $634,347           $411,973          $343,081
                               ========           ========           ========           ========          ========

Analysis of Allowance for Loan Loss
-----------------------------------

                                                                      Year ending December 31,
                                                                           (in thousands)
                                                  ---------------------------------------------------------------
                                                     2003          2002         2001         2000         1999
                                                  ----------   -----------   ----------   ----------   ----------
Total Loans                                        $ 515,714    $  576,734    $ 646,235    $ 423,946    $ 354,818
                                                   =========    ==========    =========    =========    =========

Daily average loan balance                         $ 562,765    $  617,156    $ 543,854    $ 404,794    $ 320,544
                                                   =========    ==========    =========    =========    =========

Allowance for loan loss:
   Balance at the beginning of the year            $  12,470    $   11,888    $  11,973    $  11,737    $  11,919
   Charge offs by loan type:
      Commercial                                          22            47           82          523        1,062
      Real  estate                                       789           878          435          105           13
                                                   ---------    ----------    ---------    ---------    ---------
   Total charge offs                                     811           925          517          628        1,075
   Recoveries by loan type:
      Commercial                                          26            19          212          596          850
      Individual                                           2            32           32            4           36
      Real estate                                         65         1,206          188           14            7
                                                   ---------    ----------    ---------    ---------    ---------
   Total recoveries                                       93         1,257          432          614          893
                                                   ---------    ----------    ---------    ---------    ---------
   Net loan charge offs                                 (718)          332          (85)         (14)        (182)
      Provision for loan loss                            674           250           --          250           --
                                                   ---------    ----------    ---------    ---------    ---------

Balance at end of year                             $  12,426    $   12,470    $  11,888    $  11,973    $  11,737
                                                   =========    ==========    =========    =========    =========

Net charge offs to average loans                      (0.13%)        0.05%       (0.02%)          --       (0.06%)
                                                   =========    ==========    =========    =========    =========

Allowance to total loans at year end                   2.41%         2.16%        1.84%        2.82%        3.31%
                                                   =========    ==========    =========    =========    =========

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

         Royal Bank utilizes an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. All loans approved by the loan committee, executive board committee and the Board of Directors are initially assigned a rating of pass. The Vice President of Special Assets and the loan review committee are expected to recommend changes in loan ratings when facts come to their attention that warrant an upgrade or downgrade in a loan rating. Problem and potential problem assets are assigned the three lowest ratings. Such ratings coincide with the "Substandard", "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristics that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectable and of such little value that their continuance as assets is not warranted. On a regular basis, the Loan Review Committee and senior management review the status of each loan.

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

Loans and Lease Financing Receivables
-------------------------------------

         The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

                                                                                 As of December 31,
                                                                                   (in thousands)
                                                                          --------------------------------
                                                                            2003        2002        2001
                                                                          --------    --------    --------
Loans secured by real estate
   Construction and land development                                      $107,463    $ 82,736    $ 64,551
   Secured by 1-4 family residential properties:
   Revolving, open-end loans secured by 1-4 family residential
         properties and extended under lines of credit                       5,854       7,564      35,367
      All other loans secured by 1-4 family residential properties:
         Secured by first liens                                             50,716     116,248     110,351
         Secured by junior liens                                             3,796       3,418       5,302
   Secured by multi family (5 or more) residential properties               21,728      33,017      35,718
   Secured by nonfarm nonresidential properties                             97,902      87,448     165,547
   Commercial and industrial loans to US addresses                         225,268     241,373     218,498
Loans to individuals for household, family, and other personal
      expenditures                                                           1,182       3,146      13,909
Obligations of state and political subdivisions in the US                    3,134       3,541         192
All other loans                                                                163         363          --
Less: Any unearned income on loans listed above                              1,492       2,120       3,200
                                                                          --------    --------    --------

   Total loans and leases, net of unearned income                         $515,714    $576,734    $646,235
                                                                          ========    ========    ========

Credit Quality
--------------

         The following table presents the principal amounts of nonaccruing loans and other real estate.

                                                                         As of December 31,
                                                                           (in thousands)
                                                  ---------------------------------------------------------------
                                                     2003          2002         2001         2000         1999
                                                  ----------   -----------   ----------   ----------   ----------
Non-accruing loans (1)(2)                         $   11,328   $    11,908   $   10,794   $    3,548   $    1,209
Other real estate                                      4,371         1,444          884            -           19
                                                  ----------   -----------   -----------  ----------   ----------

         Total nonperforming assets               $   15,699   $    13,352   $   11,678   $    3,548   $    1,228
                                                  ==========   ===========   ==========   ==========   ==========

Nonperforming assets to total assets                   1.36%         1.23%        1.25%        0.56%        0.24%
                                                  ==========   ===========   ==========   ==========   ==========

Nonperforming loans to total loans                     2.20%         2.06%        1.67%        0.84%        0.34%
                                                  ==========   ===========   ==========   ==========   ==========

Allowance for loan loss to nonperforming loans       109.69%       104.72%      110.14%      337.46%      970.80%
                                                  ==========   ===========   ==========   ==========   ==========

(1) Generally a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $401,000 for 2003, $473,000 for 2002, $526,000 for 2001,
     $319,000 for 2000, $109,000 for 1999.


Investments Securities
----------------------

         The contractual maturity distribution and weighted average rate of Royal Bancshares' investments held to maturity and available for sale portfolios at December 31, 2003 are presented in the following table. Weighted average rate on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.

                                                          As of December 31, 2003
                                                              (in thousands)
                      -----------------------------------------------------------------------------------------------
                                          After 1 year but   After 5 years, but
                        Within 1 year      within 5 years      within 10 years    After 10 years        Total
                      -----------------  -----------------  -------------------- ----------------   -----------------
                       Amount     Rate    Amount     Rate    Amount     Rate     Amount     Rate     Amount    Rate
                      --------   ------  --------   ------  --------   ------   --------   ------   --------  -------
Securities held to maturity
---------------------------

M.B.S.                $      9     7.7%  $     60     7.6%  $     33    11.0%   $    238     5.8%   $    340     6.7%
Agencies                    --      --%        --      --%    49,282     4.5%     42,348     5.0%     91,630     4.8%
Other securities         4,131     6.8%    16,990     8.1%        --      --%         --      --%     21,121     7.8%
                      --------   ------  --------   ------  --------   ------   --------   ------   --------  -------
Total                 $  4,140     6.8%  $ 17,050     8.1%  $ 49,315     4.5%   $ 42,586     5.0%   $113,091     5.3%
                      ========   ======  ========   ======  ========   ======   ========   ======   ========  =======

Available for sale
------------------

M.B.S.                $     23     9.3%  $  6,492     5.5%  $     --      --%   $ 61,198     5.0%   $ 67,713     5.0%
CMO'S                       --      --%        --      --%        --      --%     44,162     5.0%     44,162     5.0%
Foreign                    266     8.8%    11,900     7.3%        --      --%         --      --%     12,166     7.3%
Trust Preferred             --      --%        --      --%        --      --%     37,139     9.7%     37,139     9.7%
Other securities        20,848     6.7%    138,626    6.3%    95,772     4.4%     35,819     4.9%    291,066     4.9%
                      --------   ------  --------   ------  --------   ------   --------   ------   --------  -------

         Total        $ 21,137     6.8%  $150,018     6.3%  $ 95,772     4.4%   $178,318     5.6%   $452,246     5.4%
                      ========   ======  ========   ======  ========   ======   ========   ======   ========  =======

         The following tables presents the consolidated book values and approximate fair value at December 31, 2003 and 2002, respectively, for each major category of Royal Bancshares' investment securities portfolio for held to maturity securities and available for sale securities.

                                                                  As of December 31,
                                                                    (in thousands)
                                     ----------------------------------------------------------------------------
                                               2003                      2002                      2001
                                     -----------------------   ------------------------   -----------------------
                                      Amortized      Fair        Amortized      Fair       Amortized      Fair
                                        Cost         Value         Cost         Value        Cost         Value
                                     ----------   ----------   -----------   ----------   ----------   ----------
Securities held to maturity
---------------------------

Mortgage backed securities           $      340   $      340   $       538   $      538   $    1,077   $    1,078
US agencies                              91,630       91,333            --           --       35,000       34,679
Other securities                         21,121       22,602        30,076       32,207       56,826       58,868
                                     ----------   ----------   -----------   ----------   ----------   ----------

         Total                       $  113,091   $  114,275   $    30,614   $   32,745   $   92,903   $   94,625
                                     ==========   ==========   ===========   ==========   ==========   ==========

Securities available for sale
-----------------------------

Federal Home Loan Bank stock         $   11,407   $   11,407   $     8,949   $    8,949   $    4,875   $    4,875
Preferred and common stock                   40           55            56           56           39           54
Other securities                        431,080      440,784       405,667      409,311      128,888      124,826
                                     ----------   ----------   -----------   ----------   ----------   ----------

         Total                       $  442,527   $  452,246   $   414,672   $  418,316   $  133,802   $  129,755
                                     ==========   ==========   ===========   ==========   ==========   ==========

Deposits
--------

         The average balance of Royal Bank's deposits by major classifications for each of the last three years is presented in the following table.

                                                                  As of December 31,
                                                                    (in thousands)
                                     --------------------------------------------------------------------------
                                               2003                      2002                      2001
                                     ----------------------    ----------------------     ---------------------
                                       Average                   Average                   Average
                                       Balance        Rate       Balance        Rate        Balance       Rate
                                     ----------      ------    -----------      -----     ----------      -----
Demand deposits:
   Non interest bearing              $   56,814         --%    $    53,800        --%     $   49,903        --%
   Interest bearing (NOW)                32,510       1.04%         34,866      2.00%         38,353      2.27%
Money market deposits                   442,873       2.18%        270,454      3.14%        108,792      3.71%
Savings deposits                         23,714       0.77%         25,658      1.44%         26,312      2.42%
Certificate of deposit                  269,293       4.46%        385,370      5.02%        369,680      6.02%
                                     ----------                -----------                ----------

         Total deposits              $  825,204                $   770,148                $  593,040
                                     ==========                ===========                ==========

         The remaining maturity of Certificates of Deposit of $100,000 or greater:

                                                                                             As of December 31,
                                                                                              (in thousands)
                                                                                          -----------------------
Maturity                                                                                     2003         2002
--------                                                                                  ----------   ----------
Three months or less                                                                      $    6,396   $   57,804
Over three months through twelve months                                                       47,549       28,694
Over twelve months through five years                                                         46,128       77,244
Over five years                                                                                4,050       17,236
                                                                                          ----------   ----------

         Total                                                                            $  104,123   $  180,978
                                                                                          ==========   ==========

Short and Long Term Borrowings
------------------------------

                                                                      Year ending December 31,
                                                                           (in thousands)
                                                  ---------------------------------------------------------------
                                                     2003          2002         2001         2000         1999
                                                  ----------   -----------   ----------   ----------   ----------
Short term borrowings                             $       --   $     3,000   $   30,000   $    3,000   $       --

Long term borrowings:
   Other borrowings                                       --            --        2,725           --           --
   FHLB advances                                     212,000       124,500       67,500       30,000       30,000
                                                  ----------   -----------   ----------   ----------   ----------

         Total  borrowings                        $  212,000   $   127,500   $  100,225   $   33,000   $   30,000
                                                  ==========   ===========   ==========   ==========   ==========


ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Royal Bancshares (see Item 8) and related notes included herein.

Financial Condition
-------------------

         Total assets increased $66 million, or 6%, to $ 1.15 billion at December 31, 2003 from $1.09 billion at year-end 2002.

         Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents decreased $15.5 million, to $25.1 million at December 31, 2003. The average balance of cash and cash equivalents was approximately $62.8 million for 2003 versus $58.1 million for 2002. The majority of this average balance is held in interest-bearing accounts or invested daily in overnight fed funds. The average balance of these funds that earn interest was $54.5 million in 2003. The decrease in the balance of cash and cash equivalents at year end was primarily due to re-investing cash on hand into higher yielding investments.

         Investment Securities Held to Maturity. Held to maturity ("HTM") investment securities represents approximately 4% of average earning assets during 2003 and are comprised of primarily government agency bonds and corporate debt securities of investment grade quality, at the time of purchase. During 2003, HTM investment securities increased by $82.5 million to $113.1 million at December 31, 2003, from $30.6 million at December 31, 2002.

         Investment Securities Available for Sale. AFS investment securities represent 40% of average earning assets during 2003 and are primarily comprised of government secured agency bonds and government secured mortgaged-backed securities, capital trust security issues of regional banks, domestic corporate debt and U.S. denominated foreign corporate debt. At December 31, 2003, AFS investment securities were $452.2 million as compared to $418.3 million at December 31, 2002, an increase of $33.9 million. This increase was primarily due to the redeployment of excess cash on hand to achieve a higher rate of return.

         Loans. Royal Bancshares' primary earning assets are loans, representing approximately 51% of average earning assets during 2003. The loan portfolio has historically been comprised primarily of business demand loans and commercial mortgages in roughly equal amounts, and to a significantly lesser extent, consumer loans comprised of one to four family residential and home equity loans. During 2003, total loans decreased $61.0 million from $576.7 million at December 31, 2002 to $515.7 million at December 31, 2003 primarily due to an increased number of loans being paid in full as compared to new originations. In the current interest rate environment, Royal Bank has avoided lending in transactions where its management perceived the risk/reward ratio to be too high.

         Deposits. Royal Bancshares' deposits are the primary source of funding. Total deposits decreased $29.7 million, or 4%, from $820.8 million at December 31, 2002 to $791.1 million at December 31, 2003. This decrease in deposits is primarily due to maturities of higher costing brokered deposits that matured were and replaced with lower costing FHLB advances. At December 31, 2003, brokered deposits were $80.9 million as compared to $127 million at December 31, 2002. Certificate of deposit accounts decreased $93.3 million, or 28% from $330.2 million at December 31, 2002 to $236.9 million at December 31, 2003. Other deposit categories comprised of demand, NOW, money markets and savings deposits increased $63.5 million during 2003 over their levels at December 31, 2002. The increase in all savings categories is primarily due to the competitive rates offered.

         Borrowings. Borrowings are comprised of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Long-term borrowings increased $87.5 million to $212.0 million at December 31, 2003 from $124.5 million at December 31, 2002. At December 31, 2003 there was no short term advances. The average balance of borrowings during 2003 was $183.3 million versus $137.5 million for 2002.

         Shareholders' Equity. Shareholders' equity increased $13.5 million or 11% in 2003 to $134.8 million primarily due to net income of $18.5 million partially offset by $11.3 million in cash dividends paid in 2003. Additionally, shareholders' equity was affected by the increase in market value of AFS investment securities during 2003, which resulted in an upward adjustment of $4 million.

Results of Operations
---------------------

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

         Net Income. Net income in 2003 was $18.5 million as compared to $17.4 million in 2002 and $15.8 million in 2001. Basic earnings per share were $1.52, $1.44 and $1.32 for 2003, 2002, and 2001, respectively. The $1.1 million increase in net income for 2003 represents a 6% increase over 2002, and is primarily attributable to the reduction of interest paid on deposits and borrowings as compared to the interest income earned relating to loans and the investment security portfolio, and to a lesser extent, non-recurring fee and accretion income on loans. The increase in net income of $1.6 million for 2002 represents a 10% increase over 2001 and is primarily attributable to the increase in interest income relating to loans and the investment security portfolio.

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

         Net interest income was $42.4 million in 2003 as compared to $40.6 million in 2002. The increase in 2003 of net interest income of $1.8 million is primarily due to the reduction of interest paid on deposits and borrowings. Interest paid on interest bearing liabilities decreased $6.6 million from $36.5 million in 2002, to $29.9 million in 2003. The reduction is primarily due the reduction of rates offered during 2003.

         Net interest income was $40.6 million in 2002 compared to $37.4 million in 2001. The increase in 2002 of net interest income of $3.2 million is primarily due to an increase in the average earning assets in 2002 to $1.02 billion. This is an increase of $263 million, or 35% over the level for 2001. This increase in average interest earning assets contributed to a $7.9 million increase in interest income to $77.1 million in 2002, as compared to $69.2 million in 2001. Interest expense on interest bearing liabilities increased $4.7 million, to $36.5 million in 2002, from $31.8 million in 2001. The increase is primarily due to an increase in the average balance of interest-bearing liabilities, primarily deposits in 2002 to $853.8 million from $611.6 million in 2001.

Loans and Mortgages
-------------------

                                                            2003              2002             2001
                                                            ----              ----             ----
         Average loan outstandings                      $562,765,000      $617,156,000     $543,854,000
         Interest and fees on loans                      $46,609,000       $53,314,000      $53,384,000
         Average Yield                                      8.28%             8.64%            9.82%

         Royal Bancshares continues to originate both fixed rate and variable rate loans. At December 31, 2003 variable rate loans represented 55% of total loans. Together with some matching funding of fixed rate deposits to fixed rate loans, variable rate loans have helped Royal Bank manage interest rate risk. However, the continued effects from the 12 interest rate cuts during 2002 and 2001 caused the variable rate loan portfolio to reprice faster than most deposits, resulting in continued compression of the bank interest rate margin versus prior years.

         In 2003, the average balance of loans decreased $54.3 million to $562.8 million primarily due a large amount of loans being paid off as interest rates remained at historically low levels. The average yield on loans decreased 36 basis points in 2003 primarily due to interest rates re-pricing at lower levels on variable rate loans.

         In 2002, the average balance of loans increased $73.3 million to $617.2 million primarily due to retaining a large amount of loans purchased from Crusader Holding Corporation on June 22, 2001. The average yield on loans decreased 118 basis points in 2002 primarily due to the continued decline of interest rates during the year.


HTM Investment Securities
-------------------------

                                                            2003              2002             2001
                                                            ----              ----             ----
         Average HTM investment securities               $46,302,000       $53,226,000      $97,055,000
         Interest income                                 $3,087,000        $4,019,000       $7,610,000
         Average yield                                      6.67%             7.55%            7.84%

         HTM investment securities are comprised primarily of taxable corporate debt issues and US Treasuries and agencies. The corporate debt issues are investment grade at the time of purchase, with maturities in the three to fifteen year range. It is Royal Bancshares' expressed intention to hold these securities to maturity.

         In 2003, the yield on HTM investment securities decreased 88 basis points to 6.67% from 7.55% in 2002. This decrease was primarily due to higher yielding investments that have maturing and being replaced with lower yielding investments as a result of current market conditions.

         In 2002, the yield on HTM investment securities decreased 29 basis points to 7.55% from 7.84% in 2001. This decrease was primarily due to higher yielding investments that have matured.

AFS Investment Securities
-------------------------

                                                            2003              2002             2001
                                                            ----              ----             ----
         Average AFS investment securities              $446,210,000      $297,457,000      $76,338,000
         Interest and dividend income                    $22,007,000       $18,817,000      $6,945,000
         Average yield                                      4.93%             6.33%            9.10%

         AFS investment securities are comprised primarily of government secured mortgage-backed securities non-rated capital trust security issues of regional banks, rated domestic and US denominated foreign corporate debt securities and to a lesser extent preferred and common stock.

         In 2003, the average balance of AFS investment securities increased $148.8 million to $446.2 million primarily due to the redeployment of excess cash on hand to achieve a higher rate of return than overnight funds. The 140 basis point decrease in average yield is primarily due to the lower yields on the new investment purchases.

         In 2002, the average balance of AFS investment securities increased $221.1 million to $297.5 million primarily due to the redeployment of excess cash on hand to achieve a higher rate of return and a change in investment philosophy in classifying most new security investments as AFS. The 277 basis point decrease in average yield is primarily due to the declining interest rate environment.


Interest Expense on NOW and Money Market Deposits
-------------------------------------------------

                                                            2003              2002             2001
                                                            ----              ----             ----
         Average NOW & Money Market deposits            $475,383,000      $305,320,000     $147,145,000
         Interest expense                                $10,000,000       $9,188,000       $4,900,000
         Average cost of funds                              2.10%             3.01%            3.33%

         In 2003 the average cost of funds on NOW and money market deposits decreased 91 basis points to 2.10% from 3.01% in 2002 primarily due to a decline in the interest rate paid on these deposits. In 2002, the average cost of funds on NOW and money market deposits decreased 32 basis points to 3.01% from 3.33% for 2001, primarily due to a decline in interest rate paid on these deposits.

Interest Expense on Time Deposits
---------------------------------

                                                            2003              2002             2001
                                                            ----              ----             ----
         Average time deposits                          $269,293,000      $385,370,000     $369,680,000
         Interest expense                                $12,011,000       $19,358,000      $22,237,000
         Average cost of funds                              4.46%             5.02%            6.02%

         In 2003, the average balance of time deposits decreased $116.1 million to $269.3 million. This decrease in average time deposits is primarily due to the maturity of higher yielding brokered deposits. In 2002, the average balance of time deposits increased $15.7 million to $385.4 million. This increase in time deposits is primarily due to the asset and liability acquisition of Crusader Holding Corporation on June 22, 2001, being reflected on the records of Royal Bank for a full twelve months in 2002 as compared for six months during 2001.

         Although rates in general continued to move downward in 2003, the reaction of deposits to rate changes (both increases and decreases) is slower than the change in the prime rate because these time deposits must mature before a rate adjustment would become effective. At December 31, 2003, 44% of time deposits were comprised of certificates of deposits accounts with balances of $100,000 or more, while in 2002, 55% of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more. These types of deposit have traditionally been considered more rate volatile than other types of deposits, however Royal Bank's penalty for early redemption somewhat mitigates this volatility.

Provision for Possible Loan Losses
----------------------------------

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

         In 2003, a provision for loan losses was recorded at $674 thousand, as compared to $250 thousand in 2002 due to senior management assessment that the level of loan loss reserve was not adequate. Net charge-offs were $718 thousand in 2003 as compared to net recoveries of $332 thousand for 2002.

         In 2002, a provision for loan losses was recorded at $300 thousand, as compared to no provision being taken in 2001 due to senior management assessment that the level of loan loss reserve was not adequate. Net recoveries were $332 thousand in 2002 as compared to net charge-offs of $85 thousand for 2001.

         The allowance for possible loan loss at December 31, 2003 was $12.4 million, or 2.41% of net loans as compared to $12.5 million at December 31, 2002 or 2.16% of net loans, and $11.9 million at December 31, 2001, or 1.84% of net loans.

Non-Interest Income
-------------------

         Non-interest income includes service charges on depositors' accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and traveler's checks, and similar activities. In connection with the acquisition of certain assets and liabilities held by Crusader Holding Corporation, Royal Bank retained the residential mortgage department to originate residential mortgages for resale in the secondary market. Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investments securities and other real estate owned, from period to period these sources of income may vary considerably. Service charges on depositors' accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.

         In 2003, total non-interest income increased $0.5 million primarily due income earned on the purchase of Bank Owned Life Insurance ("BOLI") and the sale of insurance products through an affiliation with the MONY Group.

         In 2002, total non-interest income increased $1.5 million primarily due to gains on investment securities sold and the addition of residential mortgage division. The residential mortgage division's primary function is to originate residential mortgages for resale in the secondary market.


Non-Interest Expense
--------------------

         Non-interest expense includes compensation and employee benefits, occupancy, advertising, FDIC insurance, state taxes, depreciation, and other expenses such as auditing, automatic teller machines (ATMs), data processing, legal, outside service charges, postage, printing and other expenses relating to other real estate owned.

         Non-interest expense decreased $34 thousand to $18.9 million in 2003, from $18.9 million in 2002. Salaries and employee benefits increased $519 thousand to $10.0 million in 2003, from $9.4 million in 2002. This was primarily due to annual salary increases and an increase in pension cost. Occupancy expense increased $151 thousand to $1.3 million in 2003 primarily due the addition of our Turnersville Branch. Other operating expenses decreased $704 thousand to $7.6 million in 2003.

         Non-interest expense increased $1.3 million to $18.9 million in 2002, from $17.6 million in 2001. This increase was offset by $1.0 million decrease in salaries and employee benefits in 2002 primarily due to a reduced required obligation to the companies stock appreciation rights program. Occupancy expense increased $61 thousand to $1.2 million in 2002. Other operating expenses increased $2.3 million to $8.3 million in 2002.

Accounting for Income Taxes
---------------------------

         The provision for federal income taxes was $8.0 million in 2003 as compared to $7.2 million for 2002, and $5.8 million for 2001 representing an effective tax rate of 30%, 29% and 27%, respectively. The $800 thousand increase in the tax provision for 2003 was primarily due to the increased level of earnings offset by the use of tax goodwill related to the acquisition of Knoblauch State Bank in 1995.

Accounting for Debt and Equity Securities
-----------------------------------------

         Royal Bancshares accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories; held to maturity, trading or available for sale. Debt securities that Royal Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As Royal Bank does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of shareholders' equity and excluded from the determination of net income.

Asset Liability Management
--------------------------

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

    Royal Bancshares generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 2003, 2002 and 2001 was 60%, 42% and 33%, respectively. Management believes that Royal Bancshares' liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

         Contractual Obligations and Other Commitments. The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2003.

                                                       Less than                                    More than 5
       (in thousands)                        Total       1 year          1-3 years    4-5 years        years
                                            -------------------------------------------------------------------
       FHLB Advances                        $212,000    $     --         $ 37,500      $    --        $174,500
       Operating leases                        2,038         511              656          443             428
       Standby letters of credit               5,099       5,066               33
       Time deposits                         236,902     132,710           79,125       19,451           5,616
                                            --------    --------         --------      -------        --------
            Total                           $456,039    $138,287         $117,314      $19,894        $180,544
                                            ========    ========         ========      =======        ========

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

         The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2003, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2003, Royal Bancshares is in an asset sensitive positive of $69.4 million, which indicates assets will reprice somewhat faster than liabilities within one year.

Interest Rate Sensitivity
-------------------------
(in  millions)

                                              Days
                                     ----------------------      1 to 5      Over 5        Non-rate
Assets (1)                            0 - 90       91 - 365      Years         Years      Sensitive        Total
                                     ------------------------------------------------------------------------------
Interest-bearing deposits in banks   $    10.1    $      --    $      --     $     --     $     7.4     $    17.5
Federal funds sold                         7.6           --           --           --            --           7.6
Investment securities:
   Available for sale                     38.3         20.8        301.3         91.8            --         452.2
   Held to maturity                       49.4          4.3         53.6          5.8            --         113.1
                                     ----------------------------------------------------------------------------
      Total investment securities         87.7         25.1        354.9         97.6            --         565.3
Loans:(2)
   Fixed rate                             25.7         45.0        149.5          5.2            --         225.4
   Variable rate                         195.0         75.6         19.7           --            --         290.3
                                     ----------------------------------------------------------------------------
      Total loans                        220.7        120.6        169.2          5.2                       515.7
   Other assets(3)                          --           --           --           --          48.3          48.3
                                     ----------------------------------------------------------------------------

   Total Assets                      $   326.1     $  145.7     $  524.1     $  102.8      $   55.7     $ 1,154.4
                                     ============================================================================

Liabilities & Capital
Deposits:
   Non interest bearing deposits     $      --    $      --    $      --     $     --     $    58.9     $    58.9
   Interest bearing deposits              58.1        174.4        259.8          0.0            --         492.3
   Certificate of deposits                27.1        105.8        101.4          5.6            --         239.9
                                     ----------------------------------------------------------------------------
      Total deposits                      85.2        280.2        361.2          5.6          58.9         791.1
Borrowings                                37.0           --        117.5         57.5            --         212.0
Other liabilities                           --           --           --           .3          16.2          16.5
Capital                                     --           --           --           --         134.8         134.8
                                     ----------------------------------------------------------------------------

      Total liabilities & capital    $   122.2    $   280.2    $   478.7     $   63.4     $   209.9     $ 1,154.4
                                     ============================================================================

Net interest rate GAP                $   203.9    $  (134.5)   $    45.4     $   39.4     $ (154.2)
                                     =============================================================

Cumulative interest rate GAP         $   203.9    $    69.4    $   114.8     $  154.2     $     --
                                     =============================================================

GAP to total assets                       18%         -12%
                                     =====================

GAP to total equity                      151%        -100%
                                     =====================

Cumulative GAP to total assets            18%           6%
                                     =====================

Cumulative GAP to total equity           151%          51%
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

Capital Adequacy
----------------

         The table shown below sets forth Royal Bancshares' consolidated capital level and performance ratios:

                                                                                               Regulatory
                                                     2003          2002           2001          Minimum
                                                  ---------      ---------      --------      ------------
         Capital Level
         -------------
            Leverage ratio                           11.1%         11.4%          14.1%            3.0%
            Risk based capital ratio:
               Tier 1                                15.3%         14.6%          14.4%            4.0%
               Total                                 16.5%         15.9%          15.9%            8.0%

         Capital Performance
         -------------------
            Return on average assets                  1.6%          1.7%           2.0%              -
            Return on average equity                 14.5%         15.2%          15.0%              -

         Royal Bancshares' sources of capital have been derived from the issuance of stock as well as retained earnings. While Royal Bancshares has not had a stock offering since 1986, total shareholders' equity has increased primarily due to steady increases in retained earnings. At December 31, 2003, Royal Bancshares had an average equity to average asset ratio of 11%. Royal Bancshares has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital.

         In early 1989, each of the federal bank regulatory agencies issued risk-based capital standards, which were phased in December 31, 1992. The new standards place assets in various categories of risk with varying weights assigned, and consider certain off-balance sheet activities, such as letters of credit and loan commitments in the base for purposes of determining capital adequacy. The principal objective of establishing the risk-based capital framework is to achieve greater convergence in the measurement and assessment of capital adequacy due to the divergence of asset mixes maintained from one depository institution to the next. At December 31, 2003, Royal Bancshares' ratio using these standards was 16.5%.

Management Options to Purchase Securities
-----------------------------------------

         In May 2001, the directors of the Royal Bancshares approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the Plan). The shareholders in connection with the formation of the holding company reapproved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,500,000 shares of the Royal Bancshares' Class A common stock (but not in excess of 15% of outstanding shares). The option price is equal to the fair market value at the date of the grant. At December 31, 2003, 420,032 options have been granted which are exercisable at 20% per year. At December 31, 2003, options covering 149,904 shares were exercisable by 98 employees.

         In May 2001, the directors of the Royal Bancshares approved an amended non-qualified Outside Directors Stock Option Plan. The shareholders in connection with the formation of the holding company reapproved the Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually, which is exercisable one year from the grant date. The options were granted at the fair market value at the date of the grant. At December 31, 2003, 70,061 options were outstanding and options covering 54,761 shares were exercisable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

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

                 As of December 31, 2003 (Dollars in Thousands)
                 ----------------------------------------------

                                          Market Value of           Percent of
             Changes in Rates            Portfolio Equity             Change
             ----------------            ----------------           ----------
             + 200 basis points               144,210                 -10.0%
             + 100 basis points               155,298                  -3.1%
             Flat rate                        160,217                     0%
             - 100 basis points               156,307                  -2.4%
             - 200 basis points               141,030                 -12.0%

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

                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------

         In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which requires additional disclosures about there assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and defined benefit other post retirement plans.

         Royal Bancshares adopted FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003 ("FIN 45"). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Royal Bancshares has financial and performance letters of credit. Financial letters of credit require a company to make a payment if the customer's condition deteriorates, as defined in agreements. Performance letters of credits require Royal Bancshares to make payments if the customer fails to perform certain non-financial contractual obligation. Royal Bancshares previously did not record a liability when guaranteeing obligations unless it became probable that Royal Bancshares would have to perform under the guarantee. FIN 45 applies prospectively to guarantees Royal Bancshares issues or modifies subsequent to December 31, 2002. Royal Bancshares defines the initial fair value of these letters of credit as the fee received from the customer. The potential undiscounted amounts of future payments of the letters of credit as of December 31, 2003 are $5.1 million and they expire through August 2005. Amounts due under these letters of credit would be reduced by any proceeds that Royal Bancshares would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

         In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Subsequent to the issuance for FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. Royal Bancshares is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operation.

         Royal Bancshares adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Royal Bancshares periodically enters into commitments with its customers, which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on Royal Bancshares' financial position or results of operations.

         The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No.
150. The adoption of SFAS No. 150 did not have a material impact on Royal Bancshares' financial position or results of operations.

         Royal Bancshares adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Applications to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FASB 115, "Accounting for Certain Investments in Debt and Equity Securities", that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

         In October 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities ("loans") acquired in a transfer as result of credit quality deterioration. The statement requires recognition of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. This statement is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------




                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002

                                                               [GRAPHIC OMITTED]





               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 22, 2004

                             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                                           Consolidated Balance Sheets




                                                                                            December 31,
                                                                                    ----------------------------
               ASSETS                                                                  2003               2002
                                                                                    -----------      -----------
                                                                                 (In thousands, except share data)
Cash and due from banks                                                             $    17,470      $    27,081
Federal funds sold                                                                        7,600           13,490
                                                                                    -----------      -----------
               Total cash and cash equivalents                                           25,070           40,571
                                                                                    -----------      -----------
Investment securities held to maturity (fair value of $114,275
    and $32,745 in 2003 and 2002, respectively)                                         113,091           30,614
Investment securities available for sale - at fair value                                452,246          418,316
Total loans                                                                             515,714          576,734
    Less allowance for loan losses                                                       12,426           12,470
                                                                                    -----------      -----------
               Net loans                                                                503,288          564,264
Premises and equipment, net                                                               7,480            8,002
Accrued interest receivable                                                              16,353           13,778
Other assets                                                                             36,882           12,939
                                                                                    -----------      -----------
               Total assets                                                         $ 1,154,410      $ 1,088,484
                                                                                    ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                         $    58,942      $    55,575
       Interest bearing                                                                 732,117          765,265
                                                                                    -----------      -----------
               Total deposits                                                           791,059          820,840
    Accrued interest payable                                                              7,733           11,406
    Other liabilities                                                                     7,920            6,682
    Borrowings                                                                          212,000          127,500
                                                                                    -----------      -----------
               Total liabilities                                                      1,018,712          966,428
                                                                                    -----------      -----------
Minority interest                                                                           865              726
Stockholders' equity
    Common stock
       Class A, par value $2.00 per share; authorized, 18,000,000 shares; issued,
         10,027,284 and 9,595,191 shares in 2003 and 2002, respectively                  20,055           19,190
       Class B, par value $0.10 per share; authorized, 2,000,000 shares; issued,
         1,909,742 and 1,860,668 shares in 2003 and 2002, respectively                      191              186
    Additional paid in capital                                                           85,448           76,984
    Retained earnings                                                                    24,989           24,819
    Accumulated other comprehensive income                                                6,415            2,416
                                                                                    -----------      -----------
                                                                                        137,098          123,595
    Treasury stock - at cost, 215,388 Class A shares in 2003 and 2002                    (2,265)          (2,265)
                                                                                    -----------      -----------
               Total stockholders' equity                                               134,833          121,330
                                                                                    -----------      -----------
               Total liabilities and stockholders' equity                           $ 1,154,410      $ 1,088,484
                                                                                    ===========      ===========


The accompanying notes are an integral part of these statements.

                              ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Income



                                                                                  Year ended December  31,
                                                                          ----------------------------------------
                                                                              2003          2002          2001
                                                                          -----------   -----------    -----------
                                                                            (In thousands, except per share data)
Interest income
    Loans, including fees                                                   $  46,609     $  53,314      $  53,384
    Investment securities held to maturity                                      3,087         4,019          7,610
    Investment securities available for sale                                   22,007        18,817          6,945
    Deposits in banks                                                             475           682            533
    Federal funds sold                                                            142           272            752
                                                                            ---------     ---------      ---------
          TOTAL INTEREST INCOME                                                72,320        77,104         69,224
                                                                            ---------     ---------      ---------
Interest expense
    Deposits                                                                   22,193        28,916         27,774
    Borrowings and mortgage payable                                             7,748         7,575          4,019
    Federal funds purchased                                                         -             -             15
                                                                            ---------     ---------      ---------
          TOTAL INTEREST EXPENSE                                               29,941        36,491         31,808
                                                                            ---------     ---------      ---------
          NET INTEREST INCOME                                                  42,379        40,613         37,416
Provision for loan losses                                                         674           250              -
                                                                            ---------     ---------      ---------
          NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                  41,705        40,363         37,416
                                                                            ---------     ---------      ---------
Other income
    Service charges and fees                                                    1,217         1,124            966
    Gain on sale of investment securities available for sale                      719           790             60
    Gains on other real estate                                                    568           457            188
    Gains on sale of loans                                                        637           767            372
    Other income                                                                  563            62            152
                                                                            ---------     ---------      ---------
                                                                                3,704         3,200          1,738
                                                                            ---------     ---------      ---------
Other expenses
    Salaries and employee benefits                                              9,958         9,440         10,479
    Occupancy and equipment                                                     1,330         1,180          1,119
    Advertising                                                                   314           520            442
    Pennsylvania bank shares tax                                                  828           764            759
    Professional fees                                                             441           448            875
    Losses on investment partnership                                              514           461            267
    Travel                                                                        287           449            297
    Other operating expenses                                                    5,215         5,659          3,365
                                                                            ---------     ---------      ---------
                                                                               18,887        18,921         17,603
                                                                            ---------     ---------      ---------
          INCOME BEFORE INCOME TAXES                                           26,522        24,642         21,551
Income taxes                                                                    7,996         7,237          5,797
                                                                            ---------     ---------      ---------
          NET INCOME                                                        $  18,526     $  17,405      $  15,754
                                                                            =========     =========      =========
Per share data
    Net income - basic                                                      $    1.52     $    1.44      $    1.32
                                                                            =========     =========      =========
    Net income - diluted                                                    $    1.52     $    1.41      $    1.30
                                                                            =========     =========      =========


The accompanying notes are an integral part of these statements.

                                  ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                                 Consolidated Statement of Changes in Stockholders' Equity

                                        Years ended December 31, 2003, 2002 and 2001

                                           (In thousands, except per share data)



                                                      Class A common stock  Class B common stock    Additional
                                                      --------------------  --------------------     paid in      Retained
                                                       Shares     Amount      Shares   Amount        capital      earnings
                                                      --------   -------     -------   ------        -------      --------
Balance, January 1, 2001                               8,388     $16,775      1,731    $  173        $57,768      $ 31,640
    Net income for the year ended December 31, 2001        -           -          -         -              -        15,754
    Conversion of Class B common stock to Class A
      common stock                                        15          29        (13)       (1)             -           (28)
    5% stock dividends declared                          408         817         87         8          7,094        (7,919)
    Cash in lieu of fractional shares                      -           -          -         -              -            (6)
    Stock options exercised                               38          77          -         -            149             -
    Cash dividends on common stock                         -           -          -         -              -        (8,984)
    Other comprehensive income, net of
      reclassifications and taxes                          -           -          -         -              -             -
                                                       -----     -------      -----    ------        -------      --------

    Comprehensive income

Balance, December 31, 2001                             8,849      17,698      1,805       180         65,011        30,457
    Net income for the year ended December 31, 2002        -           -          -         -              -        17,405
    Conversion of Class B common stock to Class A
      common stock                                        60         120        (52)       (5)             -          (115)
    6% stock dividends declared                          518       1,036        108        11         11,285       (12,331)
    Cash in lieu of fractional shares                      -           -          -         -              -            (7)
    Stock options exercised                              168         336          -         -            688             -
    Cash dividends on common stock                         -           -          -         -              -       (10,590)
    Other comprehensive loss, net of
      reclassifications and taxes                          -           -          -         -              -             -
                                                       -----     -------      -----    ------        -------      --------

    Comprehensive income

Balance, December 31, 2002                             9,595      19,190      1,861       186         76,984        24,819

                                                 [RESTUBBED TABLE]

                                                       Accumulated
                                                         other
                                                      comprehensive  Treasury   Comprehensive
                                                      income (loss)    stock        income
                                                      -------------   -------      -------
Balance, January 1, 2001                               $   (590)      $(2,265)
    Net income for the year ended December 31, 2001           -             -      $15,754
    Conversion of Class B common stock to Class A
      common stock                                            -             -            -
    5% stock dividends declared                               -             -            -
    Cash in lieu of fractional shares                         -             -            -
    Stock options exercised                                   -             -            -
    Cash dividends on common stock                            -             -            -
    Other comprehensive income, net of
      reclassifications and taxes                        (2,042)            -       (2,042)
                                                       --------       -------      -------

    Comprehensive income                                                           $13,712
                                                                                   =======
Balance, December 31, 2001                               (2,632)       (2,265)
    Net income for the year ended December 31, 2002           -             -      $17,405
    Conversion of Class B common stock to Class A
      common stock                                            -             -            -
    6% stock dividends declared                               -             -            -
    Cash in lieu of fractional shares                         -             -            -
    Stock options exercised                                   -             -            -
    Cash dividends on common stock                            -             -            -
    Other comprehensive loss, net of
      reclassifications and taxes                         5,047             -        5,047
                                                      ---------       -------      -------

    Comprehensive income                                                           $22,452
                                                                                   =======
Balance, December 31, 2002                                2,415        (2,265)

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002 and 2001

                      (In thousands, except per share data)



                                                      Class A common stock  Class B common stock   Additional
                                                      --------------------  --------------------     paid in      Retained
                                                       Shares     Amount      Shares   Amount        capital      earnings
                                                      --------   -------     -------   ------        -------      --------
Balance, January 1, 2003                                9,595    $19,190       1,861   $  186        $76,984      $ 24,819
    Net income for the year ended December 31, 2003         -          -           -        -              -        18,526
    Conversion of Class B common stock to Class A
      common stock                                          8         16          (7)      (1)             -           (15)
    3% stock dividends declared                           281        562          55        6          6,443        (7,011)
    Cash in lieu of fractional shares                       -          -           -        -              -            (8)
    Purchase of treasury stock                              -          -           -        -              -             -
    Stock options exercised                               143        286           -        -          2,021             -
    Cash dividends on common stock                          -          -           -        -              -       (11,321)
    Other comprehensive income, net of
      reclassifications and taxes                           -          -           -        -              -             -
                                                       ------    -------      ------   ------        -------      --------
    Comprehensive income

Balance, December 31, 2003                             10,027    $20,054       1,909   $  191        $85,448      $ 24,990
                                                       ======    =======      ======   ======        =======      ========

                                                     [RESTUBBED TABLE]

                                                       Accumulated
                                                         other
                                                      comprehensive  Treasury   Comprehensive
                                                      income (loss)    stock        income
                                                      -------------   -------      -------
Balance, January 1, 2003                                $  2,415      $(2,265)
    Net income for the year ended December 31, 2003            -            -      $18,526
    Conversion of Class B common stock to Class A
      common stock                                             -            -            -
    3% stock dividends declared                                -            -            -
    Cash in lieu of fractional shares                          -            -            -
    Purchase of treasury stock                                 -            -            -
    Stock options exercised                                    -            -            -
    Cash dividends on common stock                             -            -            -
    Other comprehensive income, net of
      reclassifications and taxes                          4,000            -        4,000
                                                        --------      -------      -------
    Comprehensive income                                                           $22,526
                                                                                   =======
Balance, December 31, 2003                              $  6,415     $ (2,265)
                                                        ========     ========


         The accompanying notes are an integral part of this statement.

                              ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows

                                              Year ended December 31,




                                                                              2003          2002          2001
                                                                          -----------   -----------    -----------
                                                                             (In thousands, except per share data)

Cash flows from operating activities
    Net income                                                            $    18,526   $    17,405    $    15,754
    Adjustments to reconcile net income to
          net cash (used in) provided by operating activities
       Depreciation and amortization                                            1,035         1,297            865
       Provision for loan losses                                                  674           250             --
       Amortizations of premiums and discounts on loans,
          mortgage-backed securities and investments                              289        (1,495)        (3,527)
       Provision (benefit) for deferred income taxes                            2,078           (32)        (2,779)
       Gains on other real estate                                                (568)         (457)          (188)
       Gains on sale of loans                                                    (637)         (767)          (372)
       Gains (losses) on sales of investment securities
          available for sale                                                     (719)         (790)           (60)
       (Increase) in accrued interest receivable                               (2,575)       (2,082)        (4,667)
       Decrease (increase) in other assets                                    (26,021)          842         (3,421)
       Increase (decrease) in accrued interest payable                         (3,673)         (228)           364
       Increase (decrease) in other liabilities                                 1,238        (1,452)        (2,418)
                                                                            ---------     ---------      ---------

              Net cash (used in) provided by operating activities             (10,353)       12,491           (449)
                                                                            ---------     ---------      ---------

Cash flows from investing activities
    Proceeds from calls and maturities of investment
       securities held to maturity                                              9,982        60,563         78,194
    Purchases of investment securities held to maturity                       (89,310)           --        (85,000)
    Proceeds from calls, maturities and sales of investment securities
       available for sale                                                     201,341       309,710         21,169
    Proceeds from sales of investment securities
       available for sale                                                      91,339       115,250          4,850
    Redemption (purchase) of Federal Home Loan Bank stock                      (3,532)       (4,074)         1,420
    Cash paid for asset acquisition                                                --            --        (15,239)
    Cash borrowed for asset acquisition                                            --            --         26,548
    Purchases of investment securities available for sale                    (321,451)     (699,480)       (53,125)
    Net decrease in loans                                                      61,647        70,581         46,703
    Purchase of premises and equipment                                           (513)         (787)        (1,706)
                                                                            ---------     ---------      ---------

              Net cash provided by (used in) investing activities             (50,497)     (148,237)        23,814
                                                                            ---------     ---------      ---------


                                   (Continued)

                              ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows - Continued

                                              Year ended December 31,




                                                                              2003          2002          2001
                                                                          -----------   -----------    -------
                                                                           (In thousands, except per share data)
Cash flows from financing activities
    Net increase in non-interest bearing and
       interest bearing demand deposits and savings accounts                $  63,511     $ 253,560      $  44,974
    Net (decrease) increase in certificates of deposit                        (93,292)     (134,579)       (66,731)
    Principal payments on mortgage                                                (62)          (49)           (49)
    Cash dividends in lieu of fractional shares                                    (8)           (7)            (6)
    Proceeds from borrowings, net of repayments                                84,500        27,275          4,000
    Issuance of common stock under stock option plans                           2,021           688            227
    Cash dividends paid                                                       (11,321)      (10,589)        (8,984)
                                                                            ---------     ---------      ---------

          Net cash (used in) provided by financing activities                  45,349       136,299        (26,569)
                                                                            ---------     ---------      ----------

          Net increase (decrease) in cash and cash equivalents                (15,501)          553         (3,204)

Cash and cash equivalents at beginning of year                                 40,571        40,018         43,222
                                                                            ---------     ---------      ---------

Cash and cash equivalents at end of year                                    $  25,070     $  40,571      $  40,018
                                                                            =========     =========      =========

Supplemental disclosure of cash flow information
    Cash paid during the year for
       Interest                                                             $  33,615     $  36,719      $  31,412
                                                                            =========     =========      =========

       Income taxes                                                         $   7,000     $   5,650      $   6,800
                                                                            =========     =========      =========












The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                           December 31, 2003 and 2002




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

    1.  Basis of Financial Statement Presentation
        -----------------------------------------

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Royal Equity Partners, Inc. and the Bank, including the Bank's subsidiaries, Royal Real Estate, Inc., Royal Investment of Pennsylvania, LLC, and Crusader Servicing Corporation. On June 22, 2001, the Bank purchased a 60% ownership in Crusader Servicing Corporation from Crusader Holding Corporation. All significant intercompany transactions and balances have been eliminated.

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

    In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. Royal Bancshares is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operation.

2.  Investment Securities
    ---------------------

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

    Royal Bancshares adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Applications to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FASB 115, "Accounting for Certain Investments in Debt and Equity Securities", that are impaired at the balance sheet date, but an other than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

      The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

    3. Loans held for sale
       -------------------

    Residential mortgage loans are only originated for sale to the secondary mortgage loans market. These loans have a prior sales commitment on a best efforts basis in place prior to the loan closing. These loans are classified as loans held for sale and are carried at the lower of cost or estimated fair value. Fair value is determined by the purchase price quoted in the sales agreement.

    The Company accounts for the transfer of financial assets in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities." The standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    4. Loans and Allowance for Loan Losses
       -----------------------------------

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

    Royal Bancshares accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

    In October 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities ("loans") acquired in a transfer as result of credit quality deterioration. The statement requires recognition of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. This statement is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

    Royal Bancshares adopted FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003 ("FIN 45"). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Royal Bancshares has financial and performance letters of credit. Financial letters of credit require a company to make a payment if the customer's condition deteriorates, as defined in agreements. Performance letters of credits require Royal Bancshares to make payments if the customer fails to perform certain non-financial contractual obligation. Royal Bancshares previously did not record a liability when guaranteeing obligations unless it became probable that Royal Bancshares would have to perform under the guarantee.

    5.  Other Real Estate
        -----------------

    Other real estate is recorded at the lower of the customer's loan balance or the adjusted fair market value of the real estate securing the loan. The adjusted fair market value is determined by reducing the fair market value by estimated costs for the disposition of the property. Costs relating to holding the property are expensed when incurred. Other real estate owned of approximately $4,371,000 and $1,444,000 at December 31, 2003 and 2002,
    respectively, is included in other assets on the consolidated balance sheets.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    6. Premises and Equipment
       ----------------------

    Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the MACRS method over the estimated useful lives of the assets. Leasehold improvements are amortized on the MACRS method over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

    The Company adopted FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2001. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

    7. Bank-Owned Life Insurance
       -------------------------

    Royal bank has purchased life insurance policies on certain executives. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income.

    8. Income Taxes
       ------------

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

    9. Per Share Information
       ---------------------

    Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

    10. Stock Option Plans
        ------------------

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


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make a proforma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

    At December 31, 2003, the Company had both a director and employee stock-based compensation plan, which is more fully described in Note M. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation cost are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                       2003              2002               2001
                                                                       ----             -------           -------
           Net income (loss), as reported                             $18,526           $17,405           $15,754
           Less: Stock-based compensation costs under
                    Fair value based method for all awards               (425)             (435)              (96)
                                                                      -------           -------           -------
           Pro forma net income (loss)                                 18,101            16,970            15,658

           Earnings per share -Basis        As Reported                 $1.52             $1.44             $1.32
                                              Pro forma                  1.49              1.40              1.32

           Earnings per share -Diluted      As Reported                  1.52              1.41              1.30
                                              Pro forma                  1.49              1.38              1.30

    11. Benefit Plans
        -------------

    The Company has a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees. Net pension expense consists of service costs, interest costs, return on pension assets and amortization of unrecognized initial net assets. The Company accrues pension costs as incurred.

    12. Cash and Cash Equivalents
        -------------------------

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

    13. Financial Instruments
        ---------------------

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


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    14. Advertising Costs
        -----------------

    The Company and the Bank expense advertising costs as incurred.

    15. Comprehensive Income
        --------------------

    The Company reports comprehensive income which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income is as follows (in thousands):

                                                                                  December 31, 2003
                                                                   ---------------------------------------------
                                                                                         Tax           Net of
                                                                    Before tax        (benefit)         tax
                                                                      amount           expense         amount
                                                                   -----------       -----------     -----------
       Unrealized gains on securities
          Unrealized holding gains arising during period          $      6,791       $     2,316     $     4,475
          Less reclassification adjustment for gains
              realized in net income                                       719               244             475
                                                                  ------------       -----------     -----------

          Other comprehensive gain, net                           $      6,072       $     2,072     $     4,000
                                                                  ============       ===========     ===========

                                                                                  December 31, 2002
                                                                   ----------------------------------------------
                                                                                         Tax           Net of
                                                                    Before tax        (benefit)         tax
                                                                      amount           expense         amount
                                                                   -----------       -----------     -----------
       Unrealized gains on securities
          Unrealized holding losses arising during period         $      8,436       $     2,868     $     5,568
          Less reclassification adjustment for gains
              realized in net income                                       790               269             521
                                                                  ------------       -----------     -----------

          Other comprehensive gain,  net                          $      7,646       $     2,599     $     5,047
                                                                  ============       ===========     ===========

                                                                                  December 31, 2001
                                                                   ---------------------------------------------
                                                                                         Tax            Net of
                                                                    Before tax         (benefit)         tax
                                                                      amount           expense          amount
                                                                   -----------       -----------     -----------
       Unrealized losses on securities
          Unrealized holding gains arising during period          $     (3,213)      $    (1,131)    $    (2,082)
          Less reclassification adjustment for losses
              realized in net income                                        60                20              40
                                                                  ------------       -----------     -----------

          Other comprehensive loss, net                           $     (3,153)      $    (1,111)    $    (2,042)
                                                                  ============       ===========     ===========



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    16. Reclassifications
        -----------------

    Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

    17. Summary of accounting policies
        ------------------------------

    In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The company is in the process of determining what impact, if any, the adoption of provisions of FIN 46 will have upon its financial condition or results of operation.

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

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE C - SEGMENT INFORMATION - Continued

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

    Selected segment information and reconciliations to consolidated financial information is as follows:

                                                                      Community      Tax Lien
(in thousands)                                                          Bank        Operation       Consolidated
                                                                      ---------     ---------       ------------
December 31, 2003
  Total assets                                                       $1,103,619      $50,791         $1,154,410
  Total deposits                                                        791,059           --            791,059
  Net interest income                                                    38,273        3,432             41,705
  Total non-interest income                                               3,196          508              3,704
  Total non-interest expense                                             23,551        3,332             26,883
                                                                     ----------      -------         ----------
  Net Income                                                             17,918          608             18,526

December 31, 2002
  Total assets                                                       $1,040,389      $48,095         $1,088,484
  Total deposits                                                        820,840           --            820,840
  Net interest income                                                    37,185        3,178             40,363
  Total non-interest income                                               2,829          371              3,200
  Total non-interest expense                                             23,173        2,985             26,158
                                                                     ----------      -------         ----------
  Net Income                                                             16,841          564             17,405

    Interest was paid to the Community Bank segment by the Tax Lien Operation was approximately $1,879,000 and $2,039,000 for the years ending December 31, 2003 and 2002, respectively.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE D - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities held to maturity and available for sale are summarized as follows (in thousands):

                                                                       2003
                                                 ----------------------------------------------
                                                                Gross        Gross
                                                 Amortized    unrealized   unrealized    Fair
                                                   cost         gains        losses      value
                                                 --------      -------      -------    --------
       Investment securities held to maturity
          Corporate securities                   $ 21,121      $ 1,481      $    --    $ 22,602
          U.S. government agencies                 91,630          168         (465)     91,333
          Mortgage backed securities                  340           --           --         340
                                                 --------      -------      -------    --------
                                                 $113,091      $ 1,649      $  (465)   $114,275
                                                 ========      =======      =======    ========

                                                                       2003
                                                 ----------------------------------------------
                                                                Gross        Gross
                                                 Amortized    unrealized   unrealized    Fair
                                                   cost         gains       losses       value
                                                 --------      -------      -------    --------
       Investment securities available for sale
          Federal Home Loan Bank stock           $ 11,407      $    --      $    --    $ 11,407
          Preferred and common stock                   40           15           --          55
          Corporate bonds                         148,487        8,474          (12)    156,949
          U.S. government agencies                122,785          139       (1,812)    121,112
          Trust preferred securities               36,251        3,049       (2,161)     37,139
          Foreign bonds                            11,363          803           --      12,166
          Mortgage backed securities              110,596        1,345          (66)    111,875
          Other securities                          1,598           --          (55)      1,543
                                                 --------      -------      -------    --------
                                                 $442,527      $13,825      $(4,106)   $452,246
                                                 ========      =======      =======    ========

                                                                      2002
                                                 ----------------------------------------------
                                                                Gross        Gross
                                                Amortized     unrealized   unrealized    Fair
                                                   cost         gains       losses       value
                                                 --------      -------      -------    --------
       Investment securities held to maturity
          Corporate securities                   $ 30,076      $ 2,131      $    --    $ 32,207
          U.S. government agencies                     --           --           --          --
          Mortgage backed securities                  538           --           --         538
                                                 --------      -------      -------    --------
                                                 $ 30,614      $ 2,131      $    --    $ 32,745
                                                 ========      =======      =======    ========

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

             Notes To Consolidated Financial Statements - Continued

                           December 31, 2003 and 2002


NOTE D - INVESTMENT SECURITIES - Continued

                                                                        2002
                                                 --------------------------------------------------
                                                                 Gross        Gross
                                                 Amortized    unrealized    unrealized       Fair
                                                   cost         gains         losses         value
                                                 --------      --------      --------      --------
       Investment securities available for sale
          Federal Home Loan Bank stock           $  8,949      $     --      $     --      $  8,949
          Preferred and common stock                   56            --            --            56
          Corporate bonds                         111,227         4,732          (221)      115,738
          Trust preferred securities               39,160           726        (2,557)       37,329
          Foreign bonds                            16,068           554          (259)       16,363
          Mortgage backed securities              235,965         1,155          (487)      236,633
          Other securities                          3,247             1            -          3,248
                                                 --------      --------      --------      --------
                                                 $414,672      $  7,168      $ (3,524)     $418,316
                                                 ========      ========      ========      ========

    The amortized cost and estimated fair value of investment securities at December 31, 2003, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        2003
                                                 --------------------------------------------------
                                                    Held to maturity           Available for sale
                                                 ----------------------      ----------------------
                                                 Amortized       Fair        Amortized       Fair
                                                    cost         value         cost         value
                                                 --------      --------      --------      --------
       Within 1 year                             $  4,140      $  4,326      $  9,268      $  9,675
       After 1 but within 5 years                  17,049        18,344       148,403       157,018
       After 5 but within 10 years                 49,315        48,850        96,796        95,773
       After 10 years                              42,587        42,755       176,613       178,318
       Federal Home Loan Bank stock                    --            --        11,407        11,407
       Preferred and common stocks                     --            --            40            55
                                                 --------      --------      --------      --------
                                                 $113,091      $114,275      $442,527      $452,246
                                                 ========      ========      ========      ========

    Proceeds from the sale of investment securities available for sale during 2003, 2002 and 2001 were $91,339,000, $115,250,000 and $4,850,000, respectively, resulting in gross realized gain (loss) of $719,000, $790,000 and $60,000 during 2003, 2002 and 2001, respectively.

    As of December 31, 2003 and 2002, investment securities with a book value of $11,185,000 and $135,499,000, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE D - INVESTMENT SECURITIES - Continued

    The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003:

   Description of
   Securities                        Less than 12 months       12 months or longer           Total
                                                  Unrealized   Fair      Unrealized               Unrealized
                                 Fair Value         Losses     Value       Losses    Fair Value      Losses
                                 ----------------------------------------------------------------------------
   US Agencies                     $126,998         $2,277     $  --        $  --    $126,998        $2,277
   MBS                               29,763             66        --           --      29,763            66
   Corporate Bonds                    2,058             91    20,074        2,137      22,132         2,228
                                 --------------------------------------------------------------------------
   Subtotal debt securities         158,819          2,434    20,074        2,137     178,893         4,571
   Common Stock                          --             --        --           --          --            --
                                 --------------------------------------------------------------------------
   Total temporarily
   impaired securities             $158,819         $2,434   $20,074       $2,137    $178,893        $4,571

NOTE E - LOANS

    Major classifications of loans are as follows (in thousands):

                                                                                      2003              2002
                                                                                  -------------    -------------
       Commercial and industrial                                                   $   225,268      $   241,373
       Real Estate
           Construction and land development                                           107,463           82,736
           Residential                                                                  60,367          127,230
           Other                                                                       119,167          124,006
       Consumer                                                                          4,942            3,509
                                                                                   -----------      -----------
               Total gross loans                                                       517,207          578,854
       Less
          Unearned income                                                               (1,203)          (1,082)
          Unamortized discount on purchased loans                                         (290)          (1,038)
                                                                                   -----------      -----------
               Total loans                                                         $   515,714      $   576,734
                                                                                   ===========      ===========

    Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $11,328,000 and $11,908,000 at December 31, 2003 and 2002, respectively. If interest had been accrued, such income would have been approximately $401,000, $473,000 and $526,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Management believes it has adequate collateral to limit its credit risk with these loans.

    The Company granted loans to the officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $4,667,000 and $5,290,000 at December 31, 2003 and 2002,
    respectively. During 2003, two new loans in the amount $2,717,000 were made and repayments totaled $3,340,000.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE E - LOANS -Continued

    The balance of impaired loans, which include the loans on which the accrual of interest has been discontinued, was approximately $11,328,000 and $11,966,000 at December 31, 2003 and 2002, respectively. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The income recognized on impaired loans during 2003 was $1,000.

    Total cash collected on impaired loans during 2003 was $108,000 of which $107,000 was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during 2003 was $401,000. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

    The Company primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. The Company has concentrations of credit risk in real estate development loans at December 31, 2003. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.


    Changes in the allowance for loan losses were as follows (in thousands):

                                                                  2003       2002        2001
                                                                 -------    -------     -------
       Balance at beginning of year                              $12,470    $11,888     $11,973
          Charge-offs                                               (811)      (925)       (517)
          Recoveries                                                  93      1,257         432
                                                                 -------    -------     -------
          Net charge-offs                                           (718)       332         (85)
          Provision for loan losses                                  674        250          --
                                                                 -------    -------     -------

       Balance at end of year                                    $12,426    $12,470     $11,888
                                                                 =======    =======     =======



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE F - PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows (in thousands):

                                                                  Estimated
                                                                 useful lives         2003              2002
                                                               ---------------    -------------    -------------
       Land                                                            -           $      2,396     $      2,396
       Buildings and leasehold improvements                      15 - 31.5 years          6,989            6,424
       Furniture and fixtures                                      3 - 7 years            5,605            5,748
                                                                                   ------------     ------------
                                                                                         14,990           14,568
       Less accumulated depreciation and amortization                                     7,510            6,566
                                                                                   ------------     ------------
                                                                                   $      7,480     $      8,002
                                                                                   ============     ============

    Depreciation and amortization in expense was approximately $944,000, $1,296,000 and $865,000 for the years ended 2003, 2002 and 2001, respectively.


NOTE G - DEPOSITS

    Deposits are summarized as follows (in thousands):

                                                                                      2003              2002
                                                                                  -------------    -------------
       Demand                                                                      $     58,942     $     55,575
       NOW and money market                                                             471,140          412,860
       Savings                                                                           24,075           22,212
       Time, $100,000 and over                                                          104,123          180,977
       Other time                                                                       132,779          149,216
                                                                                   ------------     ------------
                                                                                   $    791,059     $    820,840
                                                                                   ============     ============

    Maturities of certificates of deposit for the next five years and thereafter are as follows (in thousands):

       2004                                                                                         $    132,710
       2005                                                                                               58,371
       2006                                                                                               20,754
       2007                                                                                                8,196
       2008                                                                                               11,255
       Thereafter                                                                                          5,616
                                                                                                    ------------
                                                                                                    $    236,902
                                                                                                    ============



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE H - BORROWINGS

    1.  Advances from the Federal Home Loan Bank

    At December 31, 2003, advances from the Federal Home Loan Bank (FHLB) totaling $212,000,000 will mature within one to ten years. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.90%.

       Outstanding borrowings mature as follows (in thousands):

              2004                                                   $       --
              2005                                                        7,500
              2006                                                       30,000
              2007                                                           --
              2008                                                           --
              Thereafter                                                174,500
                                                                     ----------

                                                                     $  212,000


NOTE I - LEASE COMMITMENTS

    The Company leases various premises under non-cancelable agreements, which expire through 2012 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31, (in thousands):

                2004                                                 $      511
                2005                                                        405
                2006                                                        251
                2007                                                        229
                2008                                                        214
                Thereafter                                                  428
                                                                     ----------

                                                                     $    2,038


    Rental expense for all leases was approximately $612,000, $614,000 and $501,000 for the years ended December 31, 2003, 2002 and 2001, respectively.










                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002



NOTE J - COMMON STOCK

    Each holder of Class A and Class B common stock is entitled to one vote for each Class A share and ten votes for each Class B share held. Holders of either class of common stock are entitled to equal per share dividends when declared.

    The Class B shares may not be transferred in any manner except to the holder's immediate family. Class B shares maybe converted to Class A shares at the rate of 1.15 to 1.

    Per share information and weighted average shares outstanding have been restated to reflect the 2% stock dividend of January 2004, the 3% stock dividend of January 2003, the 6% stock dividend of January 2002, and the 5% stock dividend of January 2001.

NOTE K - INCOME TAXES

    The components of the income tax expense (benefit) included in the consolidated statements of income are as follows (in thousands):

                                                                     2003             2002              2001
                                                                -------------     -------------    -------------
       Income tax expense (benefit)
          Current                                                $      9,221      $      7,269     $      6,485
          Deferred federal tax                                         (1,225)              (32)          (1,560)
       Benefit applied to reduce goodwill                                  --                --              872
                                                                 ------------      ------------     ------------
                                                                 $      7,996      $      7,237     $      5,797
                                                                 ============      ============     ============

    The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2003, 2002 and 2001 is as follows (in thousands):

                                                                     2003             2002              2001
                                                                -------------     -------------    -------------
       Computed tax expense at statutory rate                    $      9,286      $      8,620     $      7,543
       Tax-exempt income                                                 (263)             (101)            (130)
       Low-income housing tax credit                                     (545)             (545)            (650)
       Other, net                                                        (482)             (737)            (966)
       Effect of 34% rate bracket                                           -               -                -
                                                                 ------------      ------------     ------------
       Applicable income tax expense                             $      7,996      $      7,237     $      5,797
                                                                 ============      ============     ============





                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE K - INCOME TAXES - Continued

    Deferred tax assets and liabilities consist of the following (in thousands):

                                                                                      2003              2002
                                                                                  -------------    -------------
       Deferred tax assets
          Allowance for loan losses                                                  $    4,153       $    2,843
          Unrealized losses on investment securities available for sale                      --               --
          Accrued stock-based compensation                                                  149              194
          Asset valuation reserves                                                          812              812
          Other                                                                           1,671            1,458
          Net operating loss carryovers from Knoblauch State Bank                         7,107            7,277
                                                                                     ----------       ----------
                                                                                         13,892           12,584
       Less valuation allowance                                                          (7,107)          (7,277)
                                                                                     ----------       ----------
                                                                                          6,785            5,307
                                                                                     ----------       ----------

       Deferred tax liabilities
          Unrealized gains on investment securities available for sale                    3,304            1,199
          Other                                                                             975              722
                                                                                     ----------       ----------
                                                                                          4,279            1,921
                                                                                     ----------       ----------

              Net deferred tax asset, included in other assets                       $    2,506       $    3,386
                                                                                     ==========       ==========

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

    During 2003, 2002 and 2001, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of KSB. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year.













                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE K - INCOME TAXES - Continued

    In addition, the Company has approximately $15,700,000 of tax goodwill from the acquisition of KSB. The ability to deduct this goodwill for tax purposes will expire in 2015. The utilization of this goodwill for tax purposes was subject to the limitations under Section 382 of the Internal Revenue Code. For 2003, approximately $1,353,000 has been deducted for tax purposes.

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

NOTE L - EARNINGS PER SHARE

    Basic and diluted EPS are calculated as follows (in thousands, except per share data):

                                                                                    2003
                                                                ----------------------------------------------
                                                                  Income        Average shares       Per share
                                                                (numerator)     (denominator)         amount
                                                                -----------     --------------       ---------
       Basic EPS
          Income available to common shareholders               $    18,526             12,149       $    1.52

       Effect of dilutive securities
          Stock options                                                  --                 52              --
                                                                -----------     --------------       ---------

       Diluted EPS
          Income available to common shareholders
              plus assumed exercise of options                  $    18,526             12,188       $    1.52
                                                                ===========     ==============       =========

    All options to purchase shares of common stock were included in the computation of 2003 diluted EPS because the exercise price was less than the average market price of the common stock.

                                                                                    2002
                                                                ----------------------------------------------
                                                                   Income       Average shares       Per share
                                                                (numerator)      (denominator)        amount
                                                                -----------     --------------       ---------
       Basic EPS
          Income available to common shareholders               $    17,405             12,082       $    1.44
       Effect of dilutive securities
          Stock options                                                   -                253           (0.03)
                                                                -----------     --------------       ---------
       Diluted EPS
          Income available to common shareholders
              plus assumed exercise of options                  $    17,405             12,335       $    1.41
                                                                ===========     ==============       =========

    All options to purchase shares of common stock were included in the computation of 2002 diluted EPS because the exercise price was less than the average market price of the common stock.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002



NOTE L - EARNINGS PER SHARE - Continued

                                                                                      2001
                                                                ----------------------------------------------
                                                                   Income       Average shares       Per share
                                                                (numerator)      (denominator)         amount
                                                                -----------     --------------       ---------
       Basic EPS
          Income available to common shareholders               $    15,754             11,904       $    1.32
       Effect of dilutive securities
          Stock options                                                   -                174           (0.02)
                                                                -----------     --------------       ---------
       Diluted EPS
          Income available to common shareholders
              plus assumed exercise of options                  $    15,754             12,079       $    1.30
                                                                ===========     ==============       =========

    All options to purchase shares of common stock were included in the computation of 2001 diluted EPS because the exercise price was less than the average market price of the common stock.


NOTE M - STOCK OPTION PLANS

    The Company has two stock-based compensation plans, which are described below. The Company accounts for these plans under APB Opinion No. 25.

    1.  Outside Directors' Stock Option Plan

    The Company adopted a non-qualified outside Directors' Stock Option Plan (the Director's Plan). Under the terms of the Director's Plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to 1,500 shares of stock annually, which are exercisable one year after the grant date. The options were granted at the fair market value at the date of the grant.

    Stock option transactions consist of the following:

                                                2003                     2002                     2001
                                      -----------------------   -----------------------   ----------------------
                                                   Weighted                  Weighted                 Weighted
                                                    average                  average                 average
                                                   exercise                  exercise                exercise
                                        Shares       price        Shares       price       Shares      price
                                       ---------  -----------   ---------   -----------   ---------  -----------
       Outstanding at beginning
             of year                     78,717    $ 13.18         73,820    $  11.70       62,593    $ 11.82
          Granted                        16,356      20.36         15,723       19.95       16,167      13.66
          Exercised                     (25,012)     12.27        (10,826)       9.85       (4,940)     10.09
          Cancelled                           -          -              -           -            -          -
                                        -------                   -------                   ------
       Outstanding at end of year        70,061      15.21         78,717    $  13.18       73,820    $ 11.82
                                        =======                   =======                   ======
       Weighted average fair value
          of options granted during
          the year                                 $  3.62                   $   8.70                 $  3.36


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE M - STOCK OPTION PLANS - Continued

    The following table summarizes information about options outstanding and exercisable at December 31, 2003:

                                        Options outstanding                      Options exercisable
                          -----------------------------------------------    ---------------------------
                                              Weighted
                                               average        Weighted                          Weighted
                                              remaining       average                           average
           Range of           Number         contractual      exercise            Number        exercise
        exercise prices    outstanding      life (years)        price           exercisable       price
        ---------------   -------------     ------------    -------------    ----------------    ------
        $5.33 - 7.25          5,641              1.2         $  6.09              5,641          $ 6.09
        $9.97 - 13.01        26,985              5.8           12.17             26,985           12.17
        $15.04 - 19.96       37,435              7.7           18.76             22,135           15.69
                             ------                                              ------
                             70,061                                              54,761
                             ======                                              ======

    2. Employee Stock Option and Appreciation Right Plan
       -------------------------------------------------

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

    Stock option transactions consist of the following:

                                                2003                     2002                     2001
                                      -----------------------   -----------------------   ----------------------
                                                   Weighted                   Weighted                 Weighted
                                                    average                    average                  average
                                                   exercise                   exercise                 exercise
                                        Shares       price        Shares       price       Shares       price
                                       ---------  -----------   ---------   -----------   ---------  -----------
       Outstanding at beginning
             of year                     489,022   $ 14.40        502,362     $ 10.44       375,778     $ 9.34
             Granted                     154,334     20.36        160,336       19.95       174,577      13.66
             Exercised                  (118,148)    11.66       (157,623)       5.83       (33,488)      5.30
             Cancelled                  (105,176)    17.50        (16,053)      17.62       (14,505)     13.22
                                       ---------                ---------                 ---------

       Outstanding at end of year        420,032   $ 16.08        489,022     $ 14.40       502,362     $10.44
                                       =========                =========                 =========

       Weighted average fair value
       of options granted during
       the year                                    $  3.62                    $  8.70                   $ 3.36


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE M - STOCK OPTION PLANS - Continued

    The following table summarizes information about options outstanding and exercisable at December 31, 2003:

                                        Options outstanding                      Options exercisable
                          -----------------------------------------------    ---------------------------
                                              Weighted
                                               average        Weighted                          Weighted
                                              remaining       average                           average
           Range of           Number         contractual      exercise            Number        exercise
        exercise prices    outstanding      life (years)        price           exercisable       price
        ---------------   -------------     ------------    -------------    ----------------    ------
        $7.24 - 9.67         32,108              1.7         $  8.74              32,108       $    8.74
        $15.04 - 19.96      387,924              6.7           16.68             117,796           14.16
                            -------                                              -------
                            420,032                                              149,904
                            =======                                              =======


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

                                                                                      2003              2002
                                                                                  -------------    -------------
       Change in benefit obligation
          Benefit obligation at beginning of year                                    $    3,048       $    2,377
          Service cost                                                                      317             (800)
          Interest cost                                                                     214              191
          Other changes                                                                      12            1,280
                                                                                     ----------       ----------
          Benefits obligation at end of year                                         $    3,591       $    3,048
                                                                                     ==========       ==========

    Weighted-average assumptions used to determine benefit obligations, end of year


                                                                December 31
                                                           2003            2002
                                                           ----            ----
                  Discount rate                            7.00%           7.00%
                  Rate of compensation increase            4.00%           4.00%




                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002


NOTE N - PENSION PLAN-Continued

    The asset allocation for the Company's pension plans ant the end of 2003 and 2002 consists of insurance policies under the Company Owned Life Insurance program. The cash surrender value for these policies was approximately $993,000 and $761,000 for the years ended December 31, 2003 and 2002, respectively.

    Net pension cost included the following components (in thousands):

                                                                     2003             2002              2001
                                                                -------------     -------------    -------------
       Service cost                                               $       410      $        208     $        553
       Interest cost                                                      214               191              124
                                                                  -----------      ------------     ------------
       Net periodic benefit cost                                  $       624      $        399     $        677
                                                                  ===========      ============     ============

    The Company has a capital accumulation and salary reduction plan under
    Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 1% to a maximum of 15% of their annual salary, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit. Matching contributions to the plan were approximately $199,000, $187,000 and $167,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                           December 31, 2003 and 2002




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

    The contract amounts are as follows (in thousands):

                                                                                           December 31,
                                                                                  ------------------------------
                                                                                      2003              2002
                                                                                  -------------    -------------
       Financial instruments whose contract amounts represent credit risk
          Commitments to extend credit                                             $     59,829     $     89,792
          Standby letters of credit and financial guarantees written                      5,099            5,188

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

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 2004. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is 80%.

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

                           December 31, 2003 and 2002




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

    Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2003 and 2002 were as follows:

    Fair values of loans and deposits with floating interest rates are generally presumed to approximate the recorded carrying amounts.

    Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows (in thousands):

                                                               2003                             2002
                                                  ------------------------------    ------------------------------
                                                   Estimated                          Estimated
                                                     fair            Carrying           fair           Carrying
                                                     value            amount            value           amount
                                                 -------------    --------------    -------------   --------------
       Cash and cash equivalents                 $      25,070    $       25,070    $      40,571   $       40,571
       Investment securities held to maturity          114,275           113,091           32,745           30,614
       Investment securities available for sale        452,246           452,246          418,316          418,316

    Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows (in thousands):

                                                               2003                             2002
                                                  ------------------------------    ------------------------------
                                                   Estimated                          Estimated
                                                     fair            Carrying           fair           Carrying
                                                     value            amount            value           amount
                                                 -------------    --------------    -------------   --------------
       Deposits with stated maturities           $     245,409    $      236,902    $     319,551   $      330,193
       Long-term borrowings                            217,319           212,000          122,448          127,500

    Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling approximately $554,157,000 and $490,647,000 at December 31, 2003 and 2002, respectively.

    Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows (in thousands):



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                                               2003                             2002
                                                  ------------------------------    ------------------------------
                                                   Estimated                          Estimated
                                                     fair            Carrying           fair           Carrying
                                                     value            amount            value           amount
                                                 -------------    --------------    -------------   --------------
       Net loans                                 $     516,639    $      515,715    $     635,495   $      576,734

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

NOTE Q - REGULATORY MATTERS

    1. Payment of Dividends
       --------------------

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

    2. Capital Ratios
       --------------

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

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2003, management believes that the Bank meets all capital adequacy requirements to which it is subject.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE Q - REGULATORY MATTERS - Continued

    As of December 31, 2003, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                              2003
                                           -----------------------------------------------------------------------
                                                                                                  To be well
                                                                                               capitalized under
                                                                         For capital           prompt corrective
                                                   Actual             adequacy purposes        action provisions
                                           ----------------------  ----------------------   ----------------------
                                              Amount       Ratio      Amount       Ratio      Amount       Ratio
                                           -----------  ---------  -----------   --------   -----------  ---------
    Total capital (to risk-weighted assets)
       Company (consolidated)              $  139,876     16.50%   $   67,792       8.00%        N/A         N/A
       Bank                                   113,922     13.73%       66,371       8.00%     $  82,964    10.00%

    Tier I capital (to risk-weighted assets)
       Company (consolidated)                 129,283     15.30%       33,896       4.00%        N/A         N/A
       Bank                                   103,523     12.47%       33,186       4.00%        49,778     6.00%

    Tier I capital
    (to average assets, leverage)
       Company (consolidated)                 129,283     11.10%       34,811       3.00%        N/A         N/A
       Bank                                   103,523      8.99%       34,556       3.00%        57,593     5.00%

                                                                              2002
                                           -----------------------------------------------------------------------
                                                                                                  To be well
                                                                                               capitalized under
                                                                         For capital           prompt corrective
                                                   Actual             adequacy purposes        action provisions
                                           ----------------------  ----------------------   ----------------------
                                              Amount       Ratio      Amount       Ratio      Amount       Ratio
                                           -----------  ---------  -----------   --------   -----------  ---------
    Total capital (to risk-weighted assets)
       Company (consolidated)              $  129,873     15.91%   $   65,304       8.00%        N/A         N/A
       Bank                                    93,276     11.69%       63,815       8.00%    $   79,769    10.00%

    Tier I capital (to risk-weighted assets)
       Company (consolidated)                 119,641     14.61%       32,742       4.00%        N/A         N/A
       Bank                                    83,279     10.41%       32,006       4.00%        48,010     6.00%

    Tier I capital
    (to average assets, leverage)
       Company (consolidated)                 119,641     11.41%       31,466       3.00%        N/A         N/A
       Bank                                    83,279      8.10%       30,836       3.00%        51,393     5.00%

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE R - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Condensed financial information for the parent company only follows (in thousands).

                            CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                  ------------------------------
                                                                                      2003              2002
                                                                                  -------------    -------------
       Assets
          Cash                                                                      $     4,775      $     2,527
          Investment in Royal Investments of Delaware, Inc. - at equity                  20,995           33,531
          Investment in Royal Bank of Pennsylvania - at equity                          109,063           84,960
          Other assets                                                                       --              312
                                                                                    -----------      -----------

                                                                                    $   134,833      $   121,330
                                                                                    ===========      ===========

          Stockholders' equity                                                          134,833          121,330
                                                                                    -----------      -----------

                                                                                    $   134,833      $   121,330
                                                                                    ===========      ===========



                         CONDENSED STATEMENTS OF INCOME

                                                                             Year ended December 31,
                                                                ------------------------------------------------
                                                                     2003             2002              2001
                                                                -------------     -------------    -------------
       Income
          Equity in undistributed net earnings of subsidiaries     $    7,241        $    6,840       $    6,796
          Dividends from subsidiary bank                               11,321            10,589            8,984
          Other income                                                     25                49               35
                                                                   ----------        ----------       ----------

              Total income                                             18,587            17,478           15,815
                                                                   ----------        ----------       ----------

       Expenses
          Other expenses                                                   81                85               75
          Income tax benefit                                              (20)              (12)             (14)
                                                                   ----------        ----------       ----------

              Total expenses                                               61                73               61
                                                                   ----------        ----------       ----------

              Net income                                           $   18,526        $   17,405       $   15,754
                                                                   ==========        ==========       ==========





                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE R - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                                ------------------------------------------------
                                                                     2003             2002              2001
                                                                -------------     -------------    -------------
       Cash flows from operating activities
       Net income                                                  $   18,526        $   17,405       $   15,754
       Adjustments to reconcile net income to net cash
              provided by operating activities
          Undistributed earnings from subsidiaries                     (7,241)           (6,840)          (6,796)
          Operating expenses                                               81                85               75
          Rental income                                                   (25)              (49)             (35)
          Non-cash income tax benefit                                     (20)              (12)             (14)
                                                                   ----------        ----------       ----------

              Net cash provided by operating activities                11,321            10,589            8,984
                                                                   ----------        ----------       ----------

       Cash flows from financing activities
       Cash dividends paid                                            (11,321)          (10,589)          (8,984)
       Other, net                                                       2,248             1,083               48
                                                                   ----------        ----------       ----------

              Net cash used in financing activities                    (9,073)           (9,506)          (8,936)
                                                                   ----------        ----------       ----------

              Net increase in cash                                      2,248             1,083               48

       Cash at beginning of year                                        2,527             1,444            1,396
                                                                   ----------        ----------       ----------

       Cash at end of year                                         $    4,775        $    2,527       $    1,444
                                                                   ==========        ==========       ==========


NOTE S - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2003 and 2002, on a quarterly basis, for the Company (in thousands except per share data):

                                                                                   2003
                                                           ------------------------------------------------------
                                                             Fourth          Third        Second          First
                                                             Quarter        Quarter       Quarter        Quarter
                                                           ----------     ----------    -----------    ----------
       Interest income                                     $   17,939     $   18,197    $    17,753    $   18,431
       Net interest income                                     10,885         10,967         10,123        10,404
       Provision for loan losses                                  160            197            167           150
       Income before income taxes                               7,325          6,984          5,879         6,334
       Net income                                               5,383          4,763          3,980         4,400

       Net income per share
          Basic                                            $     0.44     $     0.39    $      0.33    $     0.36
          Diluted                                          $     0.44     $     0.39    $      0.33    $     0.36


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002




NOTE R - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) - Continued

                                                                                    2002
                                                           ------------------------------------------------------
                                                             Fourth          Third        Second          First
                                                             Quarter        Quarter       Quarter        Quarter
                                                           ----------     ----------    -----------    ----------
       Interest income                                     $   19,332     $   19,797    $    18,833    $   19,143
       Net interest income                                     10,540         10,543          9,605         9,926
       Provision for loan losses                                  -              -               50           200
       Income before income taxes                               6,308          6,930          5,428         5,976
       Net income                                               4,831          4,462          3,897         4,215

       Net income per share
          Basic                                            $     0.40     $     0.37    $      0.32    $     0.35
          Diluted                                          $     0.40     $     0.36    $      0.31    $     0.34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

         We maintain a system of controls and procedures designed to provide reasonable assurance to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our disclosure controls and procedures are effective in timely alerting them of material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------

         The information required in this Item, relating to directors, executive officers, and control persons is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2004 Annual Meeting of Shareholders under the heading "Remuneration of Directors and Officers and Other Transactions", which pages are incorporated herein by reference.

         Beneficial Ownership - Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Royal Bancshares' officers and directors, and persons who own more than 10 percent of the registered class of Royal Bancshares' equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Corporation copies of all Section 16(a) forms they file.

         Based solely on its review of forms that were received from certain reporting persons, Royal Bancshares believes that during the period January 1, 2003 through December 31, 2003, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information required by this Item, relating to executive compensation, is set forth in the Royal Bancshares' Proxy Statement to be used in connection with the 2004 Annual Meeting of Shareholders, under the heading "Remuneration of Directors and Officers and Other Transactions", which pages are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2004 Annual Meeting of Shareholders, under the heading "Information About Nominees, Continuing Directors and Executive Officers", which pages are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2004 Annual Meeting of Shareholders, under the heading "Interest of Management and Others in Certain Transactions", which page are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

Information required by this item appears under the heading "AUDIT FEES" of the Proxy Statement to be used in connection with the 2004 Annual Meeting of Shareholders.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

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

                  11. Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note A, "Per Share Information".

                  12.      Statement re: Computation of Ratios. (Included at
                           Item 8 here of, Note Q, "Regulatory Matters.")

                  14.      Royal Bancshares of Pennsylvania, Inc. Code of
                           Ethics.

                  21.      Subsidiaries of Registrant.

                  23.    Consent of Independent Accountants.


                  31.1 Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer
                  31.2 Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

                  32.1   Section 1350 Certification of Chief Executive Officer.
                  32.2   Section 1350 Certification of Chief Financial Officer.


(b) Reports on Form 8-K was filed by the Registrant during the fourth quarter and through of this Form 10K filing are as follows:

         Royal Bancshares filed a report on Form 8-K with the Securities and Exchange Commission as of October 16, 2003 announcing the appointment of Robert R. Tabas as Chairman of the Board of Directors and the appointment of Linda Stempel to the Board of Directors.

         Royal Bancshares filed a report on Form 8-K with the Securities and Exchange Commission as of January 27, 2004, reporting its fourth quarter earnings and the declaration of 2% stock dividend along with its 35th consecutive cash dividend.

         Royal Bancshares filed a report on Form 8-K with the Securities and Exchange Commission as of February 26, 2004, announcing the opening of Royal Asian Bank, a division of Royal Bank of Pennsylvania.

(c) The exhibits required to be filed by this Item are listed under Item 14(a)3 above.

(d)      Not applicable.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ROYAL BANCSHARES OF PENNSYLVANIA, INC.
--------------------------------------

/s/ Joseph P. Campbell
----------------------
Joseph P. Campbell
Chief Executive Officer
March 12, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURES
             ----------

By: /s/ Joseph P. Campbell                                      March 12, 2004.
-------------------------------------
Joseph P. Campbell
CEO/President/Director

By: /s/ Jeffrey T. Hanuscin                                     March 12, 2004.
-------------------------------------
Jeffrey T. Hanuscin
Chief Financial Officer

By: /s/ James J. McSwiggan                                      March 12, 2004.
-------------------------------------
James J. McSwiggan
Director/Executive Vice President

By: /s/Robert R. Tabas                                          March 12, 2004.
-------------------------------------
Robert R. Tabas
Chairman of the Board

By: /s/ Albert Ominsky                                          March 12, 2004.
-------------------------------------
Albert Ominsky
Director

By: /s/ Anthony J. Micale                                       March 12, 2004.
-------------------------------------
Anthony J. Micale
Director

By: /s/ Gregory T. Reardon                                      March 12, 2004.
-------------------------------------
Gregory T. Reardon
Director

By: /s/ Murray Stempel,III                                      March 12, 2004.
-------------------------------------
Murray Stempel, III
Director/ Senior Vice President

By: /s/ John M. Decker                                          March 12, 2004.
-------------------------------------
John M. Decker
Director/ Senior Vice President

By: /s/ Carl M. Cousins                                         March 12, 2004.
-------------------------------------
Carl M. Cousins
Director

By:                                                             March 12, 2004.
-------------------------------------
Lee E. Tabas
Director

By: /s/ Jack R. Loew                                            March 12, 2004.
-------------------------------------
Jack R. Loew
Director

By: /s/ Howard Wurzak                                           March 12, 2004.
-------------------------------------
Howard Wurzak
Director

By: /s/ Evelyn Rome Tabas                                       March 12, 2004.
-------------------------------------
Evelyn Rome Tabas
Director

By: /s/ Mitchell L. Morgan                                      March 12, 2004.
-------------------------------------
Mitchell L. Morgan
Director

By: /s/ Edward B. Tepper                                        March 12, 2004.
-------------------------------------
Edward B. Tepper
Director

By: /s/ Linda Tabas Stempel                                     March 12, 2004.
-------------------------------------
Linda Tabas Stempel
Director

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX


         2. Purchase and Assumption Agreement, dated as of March 12, 2001, among Royal Bank of Pennsylvania, Crusader Holding Corporation, Crusader Savings Bank, F.S.B. and Asset Investment Corporation. (Incorporated by reference to Exhibit 2 to Registrant's Report on Form 8-K, filed with the Commission on March 15, 2001.)

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

         11.      Statement Re: Computation of Earnings Per Share. (Included at
                  Item 8, hereof, Note A, "Per Share Information".)

         12. Statements re: Computation of Ratios. (Included at Item 8 here of, Note Q, "Regulatory Matters.")

         14.      Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

         21.      Subsidiaries of Registrant.

         23.      Consent of Independent Accountants.

         31.1     Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive
                  Officer

         31.2     Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial
                  Officer

         32.1     Section 1350 Certification of Chief Executive Officer.

         32.2     Section 1350 Certification of Chief Financial Officer.