Form 10-Q
period 2004-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2004-05-10
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 for the quarterly period ended: MARCH 31, 2004
                                                -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the transition period from: _______________to _______________

                         Commission file number: 0-26366
                                                 -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

              PENNSYLVANIA                                    23-2812193
    -------------------------------                       -------------------
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
                                 Yes  X   No
                                     ---      ---

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act 12b-2). Yes  X   No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Common Stock              Outstanding at March 31, 2004
         --------------------              -----------------------------
         $2.00 PAR VALUE                   10,229,133

         Class B Common Stock              Outstanding at March 31, 2004
         --------------------              -----------------------------
         $.10 PAR VALUE                    1,945,422

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                     MAR 31,2004      DEC 31, 2003
                                                                                     (UNAUDITED)
                                                                                     -----------       -----------
                        ASSETS
Cash and due from banks                                                                 $72,755           $17,470
Federal funds sold                                                                       20,980             7,600
                                                                                     ----------        ----------
               Total cash and cash equivalents                                           93,735            25,070
                                                                                     ----------        ----------
Investment securities held to maturity (fair value of $22,736 at
        March 31, 2004 and $114,275 at December 31, 2003)                                21,434           113,091
Investment securities available for sale - at fair value                                498,938           452,246
Loans held for sale                                                                       2,847             3,157
Total loans                                                                             487,418           512,557
    Less allowance for loan losses                                                       12,467            12,426
                                                                                     ----------        ----------
               Net loans                                                                477,798           503,288
Premises and equipment, net                                                              69,735             7,480
Accrued interest and other assets                                                        54,165            53,235
                                                                                     ----------        ----------
                      Total assets                                                   $1,215,805        $1,154,410
                                                                                     ==========        ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                             $55,364           $58,942
       Interest bearing (includes certificates of deposit in excess of $100 of $102,693 at March 31, 2004 and
         $104,123 at December 31, 2003)                                                 734,153           732,117
                                                                                     ----------        ----------
               Total deposits                                                           789,517           791,059
    Accrued interest payable                                                              7,746             7,733
    Borrowings                                                                          265,846           212,000
    Other liabilities                                                                     9,680             7,920
                                                                                     ----------        ----------
               Total liabilities                                                      1,072,789         1,018,712
                                                                                     ----------        ----------
MINORITY INTEREST                                                                         4,201               865

Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         10,229,133 at March 31, 2004 and 10,027,284 at December 31, 2003                20,458            20,055
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,945,422 at March 31, 2004 and 1,909,742 at December 31, 2003                     195               191
    Additional paid in capital                                                           91,335            85,448
    Retained earnings                                                                    20,899            24,989
    Accumulated other comprehensive income                                                8,193             6,415
                                                                                     ----------        ----------
                                                                                        141,080           137,098
    Treasury stock - at cost, shares of Class A, 215,388 at March 31, 2004,
      and December 31, 2003                                                              (2,265)           (2,265)
                                                                                     ----------        ----------
               Total stockholders' equity                                               138,815           134,833
                                                                                     ----------        ----------
               Total liabilities and stockholders' equity                            $1,215,805        $1,154,410
                                                                                     ==========        ==========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
(in thousands, except per share data)                   2004         2003
                                                      -------      -------
Interest income
    Loans, including fees                              $10,634      $12,187
    Investment securities held to maturity               1,174          592
    Investment securities available for sale             5,556        5,523
    Deposits in banks                                      141           85
    Federal funds sold                                      23           44
                                                       -------      -------
           TOTAL INTEREST INCOME                        17,528       18,431
                                                       -------      -------
Interest expense
    Deposits                                             4,367        6,431
    Borrowings                                           2,363        1,596
                                                       -------      -------
           TOTAL INTEREST EXPENSE                        6,730        8,027
                                                       -------      -------
           NET INTEREST INCOME                          10,798       10,404
    Provision for loan losses                                1          150
                                                       -------      -------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                           10,797       10,254
                                                       -------      -------

Other income
    Service charges and fees                               352          253
    Net gains on sales of investment securities            193          144
    Gains on sales of other real estate                    332           80
    Gains on sales of loans                                176          131
    Other income                                         2,130           16
                                                       -------      -------
                                                         3,183          624
                                                       -------      -------
Other expenses
    Salaries & wages                                     2,090        1,988
    Employee benefits                                      512          384
    Occupancy and equipment                                421          337
    Other operating expenses                             3,553        1,835
                                                       -------      -------
                                                         6,576        4,544
                                                       -------      -------

           INCOME BEFORE INCOME TAXES                    7,404        6,334
    Income taxes                                         2,240        1,934
                                                       -------      -------
           NET INCOME                                   $5,164       $4,400
                                                       =======      =======
    Per share data
        Net income - basic                                $.42         $.36
                                                       =======      =======
        Net income - diluted                              $.42         $.36
                                                       =======      =======

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                    CLASS A COMMON STOCK         CLASS B COMMON STOCK      ADDITIONAL
                                                    --------------------         --------------------       PAID IN       RETAINED
(in thousands)                                      SHARES        AMOUNT         SHARES        AMOUNT       CAPITAL       EARNINGS
                                                    ------        ------         ------        ------       -------       --------

Balance, January 1, 2004                            10,027       $20,054          1,909          $191       $85,448       $24,989

Net income for the three months ended Mar. 31,           -             -              -             -             -         5,164
Conversion  of  Class B  common  stock  to Class A
  Common stock                                           3             6             (3)           (1)            -            (5)
Purchase of treasury stock                               -             -              -             -             -             -
2% stock dividend declared                             196           392             39             5         5,842        (6,237)
Cash dividends on common stock                           -             -              -             -             -        (3,001)
Cash in lieu of fractional shares                        -             -              -             -             -           (11)
Stock options exercised                                  3             6              -             -            45             -
Other comprehensive income, net of
  Reclassifications and taxes                            -             -              -             -             -             -
                                                    ------       -------          -----          ----       -------       -------
Comprehensive income


Balance, March 31, 2004                             10,229       $20,458          1,945          $195       $91,335       $20,899
                                                    ======       =======          =====          ====       =======       =======

                                                                    ACCUMULATED
                                                                       OTHER
                                                     TREASURY      COMPREHENSIVE    COMPREHENSIVE
(in thousands)                                         STOCK       INCOME (LOSS)       INCOME
                                                     --------      -------------    -------------

Balance, January 1, 2004                             $(2,265)          $6,415

Net income for the three months ended Mar. 31,             -                -           $5,164
Conversion  of  Class B  common  stock  to Class A
  Common stock                                             -                -                -
Purchase of treasury stock                                 -                -                -
2% stock dividend declared                                 -                -
Cash dividends on common stock                             -                -                -
Cash in lieu of fractional shares                          -                -                -
Stock options exercised                                    -                -                -
Other comprehensive income, net of
  Reclassifications and taxes                              -            1,778            1,778
                                                     -------           ------           ------
Comprehensive income                                                                    $6,942
                                                                                        ======

Balance, March 31, 2004                              $(2,265)          $8,193
                                                     =======           ======

The accompanying notes are an integral part of the financial statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,
                                 (in thousands)

Cash flows from operating activities                                         2004              2003
                                                                           --------          --------
    Net income                                                              $5,164             $4,400
    Adjustments to reconcile net income to
           net cash provided by (used in) operating activities
        Depreciation                                                           203                259
        Provision for loan loss                                                  1                150
        Net accretion of discounts on loans,
        mortgage-backed securities and investments                           3,200             (1,783)
        Provision for deferred income taxes                                    916                (39)
        Gains on other real estate                                            (332)               (80)
        Gains on sales of loans                                               (176)              (131)
               Net (gain) loss on sales of investment securities              (193)              (144)
    Changes in assets and liabilities:
        Increase (decrease) in accrued interest receivable                   1,421             (1,745)
        (Increase) decrease in other assets                                 (3,269)               609
        (Decrease) increase in accrued interest payable                         13               (917)
        Increase in other liabilities                                        4,464                973
                                                                           -------            -------
               Net cash provided by (used in) operating activities          11,412              1,552

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities             89,285                 --
    Proceeds from calls/maturities of AFS investment securities             37,917             64,889
    Proceeds from sales of AFS investment securities                           890             19,078
    Purchase of AFS investment securities                                  (83,932)           (99,182)
    Purchase of HTM investment securities                                       --                 --
    (Purchase) redemption of FHLB Stock                                        704             (1,504)
    Net decrease in loans                                                   25,529             18,038
    Purchase of premises and equipment                                     (62,458)               (42)
                                                                           -------            -------
               Net cash provided by investing activities                     7,935              1,277

Cash flows from financing activities:
    Net increase in non-interest bearing and
        interest bearing demand deposits and savings accounts                1,925             64,926
    Net decrease in certificates of deposit                                 (3,469)           (52,782)
    Mortgage payments                                                          (16)               (15)
    Net increase in borrowings                                              53,846             30,000
    Cash dividends                                                          (3,002)            (2,819)
    Cash in lieu of fractional shares                                          (11)                (8)
    Issuance of common stock under stock option plans                           45                 86
                                                                           -------            -------
               Net cash provided by financing activities                    49,318             39,388
               NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                68,665             42,217
Cash and cash equivalents at beginning of year                              25,070             40,571
                                                                           -------            -------
Cash and cash equivalents at end of year                                   $93,735            $82,788
                                                                           =======            =======

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

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results, to be expected for the full year.

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

                                         THREE MONTHS ENDED MARCH 31 2004,
                                    ------------------------------------------
             (in thousands)          COMMUNITY      TAX LIEN
                                      BANKING       OPERATION     CONSOLIDATED
                                    ----------     ----------     ------------

         Total assets               $1,170,108        $45,697       $1,215,805
         Total deposits                789,517             --          789,517
         Net interest income             9,917            881           10,798
         Provision for loan losses          --              1                1
         Other income                    2,858            325            3,183
         Other expense                   5,629            947            6,576
         Income tax expense              2,118            122            2,240
                                    ----------     ----------       ----------
         Net income                     $5,028           $136           $5,164
                                    ==========     ==========       ==========

                                         THREE MONTHS ENDED MARCH 31, 2003,
                                    ------------------------------------------
             (in thousands)          COMMUNITY      TAX LIEN
                                      BANKING       OPERATION     CONSOLIDATED
                                    ----------     ----------     ------------

         Total assets               $1,086,694        $47,208       $1,133,902
         Total deposits                832,984             --          832,984
         Net interest income             9,585            819           10,404
         Provision for loan losses         150             --              150
         Other income                      539             85              624
         Other expense                   3,858            686            4,544
         Income tax expense              1,832            102            1,934
                                    ----------     ----------       ----------
         Net income                     $4,284           $116           $4,400
                                    ==========     ==========       ==========

         Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $455 thousand and $509 thousand for the three months period ending March 31, 2004, and 2003, respectively.

3.       Per Share Information

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In January 2004 the Company declared a 2% stock dividend. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (In thousands, except per share data):

                                                                 THREE MONTHS ENDED MARCH 31, 2004
                                                            ----------------------------------------
                                                              Income     Average shares    Per share
                                                            (numerator)  (denominator)      Amount
                                                            -----------  -------------      ------
         Basic EPS
             Income available to common shareholders          $5,164         12,249          $0.42
         Effect of dilutive securities
              Stock options                                                      60             --
                                                            ----------------------------------------
         Diluted EPS
              Income available to common shareholders
                   Plus assumed exercise of options           $5,164         12,309          $0.42


                                                                 THREE MONTHS ENDED MARCH 31, 2003
                                                            ----------------------------------------
                                                              Income     Average shares    Per share
                                                            (numerator)  (denominator)      Amount
                                                            -----------  -------------      ------
         Basic EPS
             Income available to common shareholders          $4,400         12,108          $0.36
         Effect of dilutive securities
              Stock options                                                     235             --
                                                            ----------------------------------------
         Diluted EPS
              Income available to common shareholders
                   Plus assumed exercise of options           $4,400         12,343          $0.36

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at March 31, 2004 are as follows:

                                         AMORTIZED          GROSS            GROSS           APPROXIMATE
                                         PURCHASED        UNREALIZED       UNREALIZED           FAIR            CARRYING
        (in thousands)                     COST             GAINS            LOSSES             VALUE             VALUE
                                         ---------         -------         ---------          ---------         ---------
         HELD TO MATURITY:
         -----------------
         Mortgage Backed                 $    312             $ --             $ --              $312               $312
         Other Securities                  21,122            1,302               --            22,424             21,122
                                         --------          -------          -------          --------           --------
                                         $ 21,434           $1,302             $ --           $22,736            $21,434
                                         ========          =======          =======          ========           ========

         AVAILABLE FOR SALE:
         -------------------
         Federal Home Loan
            Bank Stock - at cost         $ 10,703             $ --             $ --           $10,703            $10,703
         Mortgage Backed                   63,512              626             (122)           64,016             64,016
         CMO's                             41,049              978               --            42,027             42,027
         US Agencies                       94,976               50           (1,516)           93,510             93,510
         Other securities                 276,284           14,140           (1,742)          288,682            288,682
                                         --------          -------          -------          --------           --------
                                         $486,524          $15,794          ($3,380)         $498,938           $498,938
                                         ========          =======          =======          ========           ========

5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                     THREE MONTHS ENDED MAR 31,
                                                     --------------------------
                                                       2004              2003
                                                     --------          --------
                  (in thousands)

         BALANCE AT BEGINNING OF PERIOD,              $12,426          $12,470

           Loans charged-off                              (57)             (59)
           Recoveries                                      97               41
                                                      -------          -------
                Net charge-offs and recoveries             40              (18)

           Provision for loan losses                        1              150
                                                      -------          -------

         BALANCE AT END OF PERIOD                     $12,467          $12,602
                                                      =======          =======


6.       Non-performing loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $10.0 million and $14.0 million at March 31, 2004 and 2003, respectively. Although the Company has non-performing loans of approximately $10.0 million at March 31, 2004, management believes it has adequate collateral to limit its credit risk with these loans.

         The balance of impaired loans which included the loans on which the accrual of interest has been discontinued, was approximately $10.1 million and $14.1 million at March 31, 2004 and 2003, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the company recognizes the balances of impaired loans when analyzing its' loan loss reserve, the allowance for loan loss associated with impaired loans was $1.8 million at March 31, 2004. The income that was recognized on impaired loans during the three-month period ended March 31, 2004 was $-0-. The cash collected on impaired loans during the same period was $188 thousand of which $188 thousand was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

7.       Pension Plan

         The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest consecutive years during the last 10 years of employment. The Company's policy is to fund pension costs allowable for income tax purposes.

         Net periodic defined benefit pension expense for the three months ended March 31, 2004 and 2003 included the following components:


                                                     2004        2003
                                                     ----        ----
                    Service cost                      108         103
                    Interest cost                      63          54
                                                      ---         ---
                    Net periodic benefit cost         171         157

8.       Stock-based Compensation

         At March 31, 2004, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principals of APB No. 25, "Accounting for Stock Issued to Employee, and related interpretations. Stock-based employee compensation cost are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

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


              (in thousands, except per share data)           2004       2003
                                                             ------     ------

              Net income (loss), as reported                 $5,164     $4,400
              Less: Stock-based compensation costs under
                    Fair value based method for all awards.    (106)      (109)
                                                             ------     ------
              Pro forma net income                           $5,058     $4,291

              Earnings per share - Basic    As reported       $0.42      $0.36
                                            Pro forma         $0.41      $0.35

              Earnings per share - Diluted  As reported       $0.42      $0.36
                                            Pro forma         $0.41      $0.35


9.       Variable Interest Entities ("VIE")

         The Company, together with a real estate development company, formed Brook View Investors, L.L.C. ("Brook View") in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. The Company invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At March 31, 2004, Brook View had total assets of $13.2 million and total borrowings of $13.0 million of which $0 is guaranteed by the Company. The Company has determined that Brook View is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Brook View is $4.9 million.

         The Company, together with a real estate development company, formed Burrough's Mill Apartment, L.L.C. ("Burrough's Mill") in December 2001. Burrough's Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. The Company invested 72% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At March 31, 2004, Burrough's Mill had total assets of $28.9 million and total borrowings of $26.2 million of which $0 is guaranteed by the Company. The Company has determined that Burrough's Mill is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Brook View is $1.0 million.

         The Company, together with a real development company, formed Main Street West Associates, L.P. ("Main Street") in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. The Company invested 90% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At March 31, 2004, Main Street had total assets of $3.6 million and total borrowings of $2.5 million of which $0 is guaranteed by the Company. The Company has determined that Main Street is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Main Street is $1.2 million.

         The Company, together with a real estate investment company, formed 212 C Associates, L.P. ("212 C") in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the investment company. At March 31, 2004, 212 C had total assets of $12.6 million and total borrowings of $12.2 million of which $0 is guaranteed by the Company. The Company has determined that 212 C is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from 212 C is $2.3 million.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its' subsidiaries for the nine-month period ended March 31, 2004.

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

FINANCIAL CONDITION

         Total consolidated assets as of March 31, 2004 were $1,216 million, an increase of $62 million from the $1,154 million reported at year-end, December 31, 2003. This increase is primarily due to $58 million of assets relating to investments in real estate partnerships that are now being consolidated as a result of FIN 46(R). Previously these investments were accounted for under the equity method of accounting.

         Total loans decreased $25.4 million from the $515.7 million level at December 31, 2003 to $490.3 million at March 31, 2004. This decrease is attributed to the slow pace of the economic recovery and stiff loan competition that is occurring throughout the industry. The year-to-date average balance of loans was $489.0 million at March 31, 2004.

         The allowance for loan loss increased $41 thousand to $12.5 million at March 31, 2004 from $12.4 million at December 31, 2003. The level of allowance for loan loss reserve represents approximately 2.5% of total loans at March 31, 2004 versus 2.4% at December 31, 2003. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $45.0 million decrease in total investment securities is primarily attributable to agency callable bonds that exercised the call feature at the end of the quarter.

         Total cash and cash equivalents increased $68.7 million from the $25.1 million level at December 31, 2003 to $93.8 million at March 31, 2004.

         Total deposits, the primary source of funds, decreased $1.6 million to $789.5 million at March 31, 2004, from $791.1 million at December 31, 2003. The balance of brokered deposits was $78.1 million, representing approximately 10% of total deposits at March 31, 2004. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

         Total borrowings increased $53.8 million to $265.8 million at March 31, 2004, from $212.0 million at December 31, 2003. This increase is primarily attributed to the consolidation of investments in real estate partnerships as a result of FIN 46(R). In the balance at March 31, 2004, includes $53.8 million of borrowings that are not an obligation nor guaranteed by the company.

         Consolidated stockholder's equity increased $4.0 million to $138.8 million at March 31, 2004 from $134.8 million at December 31, 2003. This increase is primarily due to net income of $5.2 million, partially offset by quarterly cash dividends totaling $3.0 million. Additionally, stockholders' equity increased by $1.8 million due to an adjustment in the market value of available-for-sale investment securities during the first three months of 2004.

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

         Consolidated net income for the three months ended, March 31, 2004 was $5.2 million or $.42 basic earnings per share, as compared to net income of $4.4 million or $.36 basic earnings per share for the same three month period in 2003.

         For the first quarter 2004, net interest income was $10.8 million as compared to $10.4 million for the same quarter in 2003, an increase of $394 thousand, or 4%. This increase is primarily due to a reduction in costs related to deposits and borrowings for the first quarter 2004 as compared to the same period in 2003. Interest income on loans decreased $1.6 million for the first quarter of 2004 versus 2003 primarily due to a decrease in the average balance of loans during the same period. Interest income on investment securities increased $615 thousand, a 10% increase over the same three-month period in 2003, which is primarily due to the larger average balance in investment securities held during the quarter. Total interest expense on deposits and borrowings decreased $1.3 million to $6.7 million as compared to $8.0 million for the same three-month period in 2003. This decrease in interest expense is primarily due the reduction of interest rates on deposits and borrowings.

         Provision for loan losses was $1 thousand for the first quarter of 2004 and $150 for the same three-month period in 2003. Charge-offs and recoveries were $57 thousand and $96 thousand respectively. Overall, management considers the current level of allowance for loan loss to be adequate at March 31, 2004.

         Total non-interest income for the three-month period ended March 31, 2004 was $3.2 million as compared to $624 thousand for the same three-month period in 2003. The $2.6 million increase in 2003 is primarily due a $1.9 million addition from the consolidation as a result of FIN 46(R) and the purchase of Bank Owned Life Insurance during the fourth quarter of 2003.

         Total non-interest expense for the three months ended March 31, 2004 was $6.6 million, an increase of $2.1 million, as compared to $4.5 million for the same period in 2003. The increase is primarily attributed to the $1.6 million addition from the consolidation as a result of FIN 46(R).

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At March 31, 2004, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                        MARCH 31, 2004       DECEMBER 31, 2003
                                        --------------       -----------------
         CAPITAL LEVELS
           Tier 1 leverage ratio            11.7%                  11.1%
           Tier 1 risk-based ratio          16.2%                  15.3%
           Total risk-based ratio           17.5%                  16.5%

         CAPITAL PERFORMANCE
           Return on average assets          1.8% (1)               1.6% (1)
           Return on average equity         15.0% (1)              14.5% (1)
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

         The liquidity ratio of the Company remains strong at approximately 70% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2004:

INTEREST RATE SENSITIVITY
-------------------------
(IN MILLIONS)                                       DAYS        |
                                          ----------------------+   1 TO 5      OVER 5    NON-RATE
ASSETS                                    0 - 90      91 - 365  |   YEARS       YEARS     SENSITIVE      TOTAL
------                                    ----------------------+----------------------------------------------
Interest-bearing deposits in banks         $66.2          $ --        $ --        $ --        $6.6        $72.8
Federal funds sold                          21.0            --          --          --          --         21.0
Investment securities:
       Available for sale                  102.2          29.8       293.0        61.8        12.1        498.9
       Held to maturity                       .1           7.0        13.5          .8          --         21.4
                                          ---------------------------------------------------------------------
    Total investment securities            102.3          36.8       306.5        62.6        12.1        520.3
Loans:
       Fixed rate                           24.4          66.5       145.4         5.2          --        241.5
       Variable rate                       178.1          70.7          --          --      (12.5)        236.3
                                          ---------------------------------------------------------------------
    Total loans                            202.5         137.2       145.4         5.2      (12.5)        477.8
Other assets                                  --            --          --          --       123.9        123.9
                                          ---------------------------------------------------------------------
    Total Assets                          $392.0        $174.0      $451.9       $67.8      $130.1     $1,215.8
                                          =====================================================================

LIABILITIES & CAPITAL
---------------------
Deposits:
       Non interest bearing deposits        $ --          $ --        $ --        $ --       $55.4        $55.4
       Interest bearing deposits            58.6         175.8       267.3          --          --        501.7
       Certificate of deposits              33.0         103.0        85.9        10.5          --        232.4
                                          ---------------------------------------------------------------------
    Total deposits                          91.6         278.8       353.2        10.5        55.4        789.5
Borrowings (1)                                --            --       117.5        94.5        53.8        265.8
Other liabilities                             --            --          .3          --        21.4         21.7
Capital                                       --            --          --          --       138.8        138.8
                                          ---------------------------------------------------------------------
    Total liabilities & capital           $ 91.6        $278.8     $ 471.0      $105.0     $ 269.4     $1,215.8
                                          =====================================================================

Net  interest rate  GAP                   $300.4      ($104.8)      ($19.1)     ($37.2)    ($139.3)
                                          ========================================================

Cumulative interest rate  GAP             $300.4        $195.6     $ 176.5      $139.3          --
                                          ========================================================
GAP to total  assets                         25%           (9%)
                                          ====================
GAP to total equity                         216%          (76%)
                                          ====================
Cumulative GAP to total assets               25%           16%
                                          ====================
Cumulative GAP to total equity              216%          141%
                                          ====================

(1) The $53.8 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

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


                        RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46(R) with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of Special Purpose Entities (SPE). The Company currently has no SPEs. The Company adopted the provisions of FIN 46(R) effective for the period ending March 31, 2004, which required the Company to consolidate its investment in real estate partnerships for the first quarter of 2004. Prior to FIN 46 and 46(R), the Company accounted for its investment in the real estate partnerships under the equity method of accounting. The Company's investment in real estate partnerships is discussed further in Note 9. The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, Accountings for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

         On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None

ITEM 3. DEFAULT AND UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  31.1 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on May 10, 2004.

                  31.2 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on May 10, 2004.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on May 10, 2004.

                  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on May 10, 2004.

         (b) The Company filed the following report on Form 8-K on February 26, 2004 announcing the opening of Royal Asian Bank a Division of Royal Bank of Pennsylvania.

                  The Company filed the following report on Form 8-K on March 31, 2004 announcing the name change of it's subsidiary Royal Bank of Pennsylvania to Royal Bank America.

                  The Company filed the following report on Form 8-K on April 23, 2004 announcing it's 36th quarterly cash dividend and also release earnings for the 1st quarter ending March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                             (Registrant)





Dated: May 10th, 2004           /s/ Jeffrey T. Hanuscin
                                --------------------------
                                Jeffrey T. Hanuscin
                                   Chief Financial Officer