Form 10-Q
period 2004-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2004-08-09
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


          (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 for the quarterly period ended: JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from:____________ to ____________


                        Commission file number: 0-26366


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

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes    X      No
             -------       ---------


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act 12b-2).    Yes    X      No
                                       -------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock              Outstanding at July 31, 2004
   --------------------              -----------------------------
   $2.00 PAR VALUE                           10,242,904

   Class B Common Stock              Outstanding at July 31, 2004
   --------------------              -----------------------------
   $.10 PAR VALUE                             1,942,222


                           ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                      (in thousands, except share data)


                        ASSETS                                                   JUNE 30,2004   DEC 31, 2003
                                                                                  (UNAUDITED)
                                                                                  -----------    -----------
Cash and due from banks                                                           $    24,543    $    17,470
Federal funds sold                                                                     25,000          7,600
                                                                                  -----------    -----------
               Total cash and cash equivalents                                         49,543         25,070
                                                                                  -----------    -----------
Investment securities held to maturity (HTM) (fair value of $175,947 at
        June 30, 2004 and $114,275 at December 31, 2003)                              176,528        113,091

Investment securities available for sale (AFS) - at fair value                        404,805        452,246

Loans held for sale                                                                     2,087          3,157
Loans                                                                                 435,695        512,557
    Less allowance for loan losses                                                     12,539         12,426
                                                                                  -----------    -----------
               Net loans                                                              423,156        500,131
Premises and equipment, net                                                            70,824          7,480
Accrued interest and other assets                                                      58,791         53,235
                                                                                  -----------    -----------
               Total assets                                                       $ 1,185,734    $ 1,154,410
                                                                                  ===========    ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                       $    58,373    $    58,942
       Interest bearing (includes certificates of deposit in excess of $100 of $96,238 at June 30, 2004 and
         $104,123 at December 31, 2003)                                               705,299        732,117
                                                                                  -----------    -----------
               Total deposits                                                         763,672        791,059
    Accrued interest payable                                                            8,021          7,733
    Borrowings                                                                        267,762        212,000
    Other liabilities                                                                   7,588          7,920
                                                                                  -----------    -----------
               Total liabilities                                                    1,047,043      1,018,712
                                                                                  -----------    -----------
MINORITY INTEREST                                                                       3,598            865

Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         10,236,505 at June 30, 2004 and 10,027,284 at December 31, 2003               20,473         20,055
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,942,222 at June 30, 2004 and 1,909,742 at December 31, 2003                    194            191
    Additional paid in capital                                                         91,364         85,448
    Retained earnings                                                                  22,223         24,989
    Accumulated other comprehensive income                                              3,104          6,415
                                                                                  -----------    -----------
                                                                                      137,358        137,098
    Treasury stock - at cost, shares of Class A, 215,388 at June 30, 2004,
      and December 31, 2003                                                            (2,265)        (2,265)
                                                                                  -----------    -----------
               Total stockholders' equity                                             135,093        134,833
                                                                                  -----------    -----------
               Total liabilities and stockholders' equity                         $ 1,185,734    $ 1,154,410
                                                                                  ===========    ===========


The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                   -----------------------
(in thousands, except per share data)
                                                                    2004           2003
                                                                   -------        -------
Interest income
    Loans, including fees                                          $10,018        $11,503
    Investment securities held to maturity                           1,219            579
    Investment securities available for sale                         5,095          5,427
    Deposits in banks                                                  146            199
    Federal funds sold                                                  30             46
                                                                   -------        -------
           TOTAL INTEREST INCOME                                    16,508         17,754
                                                                   -------        -------
Interest expense
    Deposits                                                         4,288          5,732
    Borrowings                                                       2,681          1,899
                                                                   -------        -------
           TOTAL INTEREST EXPENSE                                    6,969          7,631
                                                                   -------        -------
           NET INTEREST INCOME                                       9,539         10,123
    Provision for loan losses                                            4            167
                                                                   -------        -------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                        9,535          9,956
                                                                   -------        -------

Other income
    Service charges and fees                                           319            302
    Net gains on sales of investment securities                         33           --
    Gains on sales of other real estate                                542            109
    Gains on sales of loans                                            256            153
    Other income                                                     2,314             41
                                                                   -------        -------
                                                                     3,464            605
                                                                   -------        -------
Other expenses
    Salaries & wages                                                 2,592          1,995
    Employee benefits                                                  558            508
    Occupancy and equipment                                          1,593            328
    Other operating expenses                                         2,039          1,851
                                                                   -------        -------
                                                                     6,782          4,682
                                                                   -------        -------

           INCOME BEFORE INCOME TAXES                                6,217          5,879
    Income taxes                                                     1,823          1,899
                                                                   -------        -------
           NET INCOME                                              $ 4,394        $ 3,980
                                                                   =======        =======
    Per share data
        Net income - basic                                         $   .36        $   .33
                                                                   =======        =======
        Net income - diluted                                       $   .36        $   .33
                                                                   =======        =======


The accompanying notes are an integral part of these statements

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   ----------------------
(in thousands, except per share data)
                                                                     2004           2003
                                                                   -------        -------
Interest income
    Loans, including fees                                          $20,652        $23,690
    Investment securities held to maturity                           2,393          1,171
    Investment securities available for sale                        10,651         10,950
    Deposits in banks                                                  287            284
    Federal funds sold                                                  53             90
                                                                   -------        -------
           TOTAL INTEREST INCOME                                    34,036         36,185
                                                                   -------        -------
Interest expense
    Deposits                                                         8,655         12,163
    Borrowings                                                       5,044          3,495
                                                                   -------        -------
           TOTAL INTEREST EXPENSE                                   13,699         15,658
                                                                   -------        -------
           NET INTEREST INCOME                                      20,337         20,527
    Provision for loan losses                                            5            317
                                                                   -------        -------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                       20,332         20,210
                                                                   -------        -------

Other income
    Service charges and fees                                           671            555
    Net gains on sales of investment securities                        226            144
    Gains on sales of other real estate                                874            189
    Gains on sales of loans                                            432            284
    Other income                                                     4,444             57
                                                                   -------        -------
                                                                     6,647          1,229
                                                                   -------        -------
Other expenses
    Salaries & wages                                                 4,682          3,983
    Employee benefits                                                1,070            892
    Occupancy and equipment                                          2,014            665
    Other operating expenses                                         5,592          3,686
                                                                   -------        -------
                                                                    13,358          9,226
                                                                   -------        -------

           INCOME BEFORE INCOME TAXES                               13,621         12,213
    Income taxes                                                     4,063          3,833
                                                                   -------        -------
           NET INCOME                                              $ 9,558        $ 8,380
                                                                   =======        =======
    Per share data
        Net income - basic                                         $   .78        $   .69
                                                                   =======        =======
        Net income - diluted                                       $   .77        $   .69
                                                                   =======        =======

The accompanying notes are an integral part of these statements



                                       ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME
                                                   SIX MONTHS ENDED JUNE 30, 2004
                                                             (UNAUDITED)




                                                                                                             ACCUMULATED
                                         CLASS A               CLASS B       ADDITIONAL                         OTHER       COMPRE-
                                       COMMON STOCK         COMMON STOCK      PAID IN    RETAINED  TREASURY  COMPREHENSIVE  HENSIVE
(in thousands)                       SHARES    AMOUNT     SHARES    AMOUNT    CAPITAL    EARNINGS   STOCK    INCOME (LOSS)   INCOME
                                     ------   --------    -----    --------  ----------  --------  --------  ------------  --------
Balance, January 1, 2004             10,027   $ 20,054    1,909    $    191   $ 85,448   $ 24,989  $ (2,265)  $  6,415

Net income for the nine months
   ended June 30,                        --         --       --          --         --      9,558        --         --    $  9,558
Conversion  of  Class B  common
   stock to Class A C                     7         14       (6)         (1)        --        (13)       --         --          --
Purchase of treasury stock               --         --       --          --         --         --        --         --          --
2% stock dividend declared              196        392       39           4      5,842     (6,237)       --         --
Cash dividends on common stock           --         --       --          --         --     (6,063)       --         --          --
Cash in lieu of fractional shares        --         --       --          --         --        (11)       --         --          --
Stock options exercised                   7         13       --          --         74         --        --         --          --
Other comprehensive income, net of
   Reclassifications and taxes           --         --       --          --         --         --        --     (3,311)     (3,311)
                                     ------   --------    -----    --------   --------   --------  --------   --------    --------
Comprehensive income                                                                                                      $  6,247
                                                                                                                          ========
Balance, June 30, 2004               10,237   $ 20,473    1,942    $    194   $ 91,364   $ 22,223  $ (2,265)  $  3,104
                                     ======   ========    =====    ========   ========   ========  ========   ========


The accompanying notes are an integral part of the financial statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            SIX MONTHS ENDED JUNE 30,
                                 (in thousands)

Cash flows from operating activities                                         2004               2003
                                                                          ---------          ---------
    Net income                                                            $   9,558          $   8,380
    Adjustments to reconcile net income to
           net cash provided by (used in) operating activities
        Depreciation                                                            420                517
           Provision for loan loss                                                5                317
        Net accretion of discounts on loans,
        mortgage-backed securities and investments                            1,539                101
        Provision for deferred income taxes                                    (711)               269
        Gains on other real estate                                             (874)              (189)
        Gains on sales of loans                                                (432)              (284)
        Net (gain) loss on sales of investment securities                      (226)              (144)
    Changes in assets and liabilities:
        Increase (decrease) in accrued interest receivable                    1,132             (1,255)
        (Increase) in other assets                                           (5,915)            (1,651)
         Increase (decrease) in accrued interest payable                      6,804               (651)
         Increase (decrease) in other liabilities                               773                 (9)
                                                                          ---------          ---------
               Net cash provided by operating activities                     12,013              5,401

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities              89,285              2,000
    Proceeds from calls/maturities of AFS investment securities             126,104            131,522
    Proceeds from sales of AFS investment securities                            890             19,078
    Purchase of AFS investment securities                                   (86,302)          (182,766)
    Purchase of HTM investment securities                                  (155,125)              --
    Redemption (purchase) of FHLB Stock                                         807             (3,654)
    Net decrease in loans                                                    78,208             29,323
    Purchase of premises and equipment                                      (63,764)              (359)
                                                                          ---------          ---------
               Net cash (used in) investing activities                       (9,897)            (4,856)

Cash flows from financing activities:
     Net (decrease) increase in non-interest bearing and
        interest bearing demand deposits and savings accounts                (5,280)            83,078
     Net decrease in certificates of deposit                                (22,106)           (64,722)
     Mortgage payments                                                          (31)               (30)
     Net increase in borrowings                                              55,762             80,000
     Cash dividends                                                          (6,064)            (5,640)
     Cash in lieu of fractional shares                                          (11)                (8)
     Issuance of common stock under stock option plans                           87                193
                                                                          ---------          ---------
               Net cash provided by financing activities                     22,357             92,871
               NET INCREASE IN
                   CASH AND CASH EQUIVALENTS                                 24,473             93,416
Cash and cash equivalents at beginning of year                               25,070             40,571
                                                                          ---------          ---------
Cash and cash equivalents at end of year                                  $  49,543          $ 133,987
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

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month period ended June 30, 2004, are not necessarily indicative of the results, to be expected for the full year.

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

                                                             SIX MONTHS ENDED JUNE 30 2004,
                                              ---------------------------------------------------------
             (in thousands)                    COMMUNITY             TAX LIEN
                                                BANKING             OPERATION            CONSOLIDATED
                                              ------------     -------------------    -----------------

             Total assets                      $1,135,750                 $49,984           $1,185,734
             Total deposits                       763,672                      --              763,672
             Net interest income                   18,699                   1,638               20,337
             Provision for loan losses                 --                       5                    5
             Other income                           5,681                     966                6,647
             Other expense                         12,086                   1,272               13,358
             Income tax expense                     3,809                     254                4,063
                                             ------------     -------------------    -----------------
             Net income                            $8,485                  $1,073               $9,558
                                             ============     ===================    =================



                                                             SIX MONTHS ENDED JUNE 30, 2003,
                                              ---------------------------------------------------------
             (in thousands)                    COMMUNITY             TAX LIEN
                                                BANKING             OPERATION            CONSOLIDATED
                                              ------------     -------------------    -----------------



             Total assets                      $1,147,104                 $48,725           $1,195,829
             Total deposits                       839,197                      --              839,197
             Net interest income                   18,803                   1,724               20,527
             Provision for loan losses                300                      17                  317
             Other income                           1,051                     178                1,229
             Other expense                          8,217                   1,009                9,226
             Income tax expense                     3,614                     219                3,833
                                            -------------     -------------------    -----------------
             Net income                            $7,723                    $657               $8,380
                                            =============     ===================    =================

     Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $857 thousand and $974 thousand for the six months period ending June 30, 2004, and 2003, respectively.

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

                                                                             THREE MONTHS ENDED JUNE 30, 2004
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                    -------------- ------------------ --------------
        Basic EPS
            Income available to common shareholders                        $4,394             12,253          $0.36
        Effect of dilutive securities
             Stock options                                                                        79             --
                                                                   -------------- ------------------ --------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                         $4,394             12,332          $0.36


                                                                             THREE MONTHS ENDED JUNE 30, 2003
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                   -------------- ------------------ --------------
        Basic EPS
            Income available to common shareholders                     $3,980           12,113          $0.33
        Effect of dilutive securities
             Stock options                                                                   59             --
                                                                   -------------- ------------------ --------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                      $3,980           12,172          $0.33



                                                                               SIX MONTHS ENDED JUNE 30, 2004
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                   -------------- ------------------ --------------
        Basic EPS
            Income available to common shareholders                     $9,558           12,251          $0.78
        Effect of dilutive securities
             Stock options                                                                   86           (.01)
                                                                   -------------- ------------------ --------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                      $9,558           12,337          $0.77


                                                                               SIX MONTHS ENDED JUNE 30, 2003
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                   -------------- ------------------ --------------
        Basic EPS
            Income available to common shareholders                     $8,380           12,110          $0.69
        Effect of dilutive securities
             Stock options                                                                   57             --
                                                                   -------------- ------------------ --------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                      $8,380           12,167          $0.69



4. Investment Securities:

   The carrying value and approximate market value of investment securities at June 30, 2004 are as follows:


                                        AMORTIZED     GROSS        GROSS     APPROXIMATE
                                        PURCHASED   UNREALIZED   UNREALIZED     FAIR       CARRYING
        (in thousands)                    COST        GAINS        LOSSES       VALUE       VALUE
                                        ---------   ---------    ---------    ---------   ---------
              HELD TO MATURITY:
              Mortgage Backed           $     281   $      --    $      --    $     281   $     281
              US Agencies                 155,125          --       (1,446)     153,679     155,125
              Other Securities             21,122         866           (1)      21,987      21,122
                                        ---------   ---------    ---------    ---------   ---------
                                        $ 176,528   $     866    ($  1,447)   $ 175,947   $ 176,528
                                        =========   =========    =========    =========   =========

              AVAILABLE FOR SALE:
              Federal Home Loan
                 Bank Stock - at cost   $  10,600   $      --    $      --    $  10,600   $  10,600
              Mortgage Backed              58,056         115         (462)      57,709      57,709
              CMO's                        33,212         258           --       33,470      33,470
              US Agencies                  94,976          --       (3,316)      91,660      91,660
              Other securities            203,257       8,548         (439)     211,366     211,366
                                        ---------   ---------    ---------    ---------   ---------
                                        $ 400,101   $   8,921      ($4,217)   $ 404,805   $ 404,805
                                        =========   =========    =========    =========   =========



5. Allowance for Credit Losses: Changes in the allowance for credit losses were as follows:

                                                   THREE MONTHS ENDED JUNE 30,
                                                    2004               2003
                                              ---------------    ---------------
        (in thousands)
     BALANCE AT BEGINNING OF PERIOD,                  $12,467            $12,602

       Loans charged-off                                  (34)              (142)
       Recoveries                                         102                 27
                                              ---------------    ---------------
            Net charge-offs and recoveries                 68              (115)

       Provision for loan losses                            4                167
                                              ---------------    ---------------

     BALANCE AT END OF PERIOD                         $12,539            $12,654
                                              ===============    ===============


                                                  SIX MONTHS ENDED JUNE 30,
                                                    2004               2003
                                              ---------------    ---------------
        (in thousands)
     BALANCE AT BEGINNING OF PERIOD,                  $12,426            $12,470

       Loans charged-off                                  (91)              (201)
       Recoveries                                         199                 68
                                              ---------------    ---------------
            Net charge-offs and recoveries                108              (133)

       Provision for loan losses                            5                317
                                              ---------------    ---------------

     BALANCE AT END OF PERIOD                         $12,539            $12,654
                                              ===============    ===============

6.   Non-performing loans

     Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $6.8 million and $13.9 million at June 30, 2004 and 2003, respectively. Although the Company has non-performing loans of approximately $6.8 million at June 30, 2004, management believes it has adequate collateral to limit its credit risk with these loans.

     The balance of impaired loans which included the loans on which the accrual of interest has been discontinued, was approximately $6.8 million and $13.9 million at June 30, 2004 and 2003, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the company recognizes the balances of impaired loans when analyzing its' loan loss reserve, the allowance for loan loss associated with impaired loans was $1.0 million at June 30, 2004. The income that was recognized on impaired loans during the three-month period ended June 30, 2004 was $-0-. The cash collected on impaired loans during the same period was $95 thousand of which $95 thousand was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

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

     Net periodic defined benefit pension expense for the six months ended June 30, 2004 and 2003 included the following components:

                                                           2004       2003
                                                         -------    --------
                            Service cost                    382         206
                            Interest cost                   106         107
                                                        -------    --------
                            Net periodic benefit cost       488         313

8.   Stock-based Compensation

     At June 30, 2004, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principals of APB No. 25, "Accounting for Stock Issued to Employee, and related interpretations. Stock-based employee compensation cost are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

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


          (in thousands, except per share data)                     2004              2003
                                                                   -----              ----
          Net income (loss), as reported                            $9,558           $8,380
          Less: Stock-based compensation costs under
                   Fair value based method for all awards.            (212)            (218)
                                                                 ---------         --------
          Pro forma net income                                      $9,346           $8,162

          Earnings per share - Basic      As reported                $0.78            $0.69
                                          Pro forma                  $0.76            $0.67

          Earnings per share - Diluted  As reported                  $0.77            $0.69
                                          Pro forma                  $0.76            $0.67



9.   Variable Interest Entities ("VIE")

     The Company, together with a real estate development company, formed Brook View Investors, L.L.C. ("Brook View") in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. The Company invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At June 30, 2004, Brook View had total assets of $13.4 million and total borrowings of $13.0 million of which $0 is guaranteed by the Company. The Company has determined that Brook View is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Brook View is $332 thousand.

     The Company, together with a real estate development company, formed Burrough's Mill Apartment, L.L.C. ("Burrough's Mill") in December 2001. Burrough's Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. The Company invested 72% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At June 30, 2004, Burrough's Mill had total assets of $34.7 million and total borrowings of $27.7 million of which $0 is guaranteed by the Company. The Company has determined that Burrough's Mill is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Burrough's Mill is $5.0 million.

     The Company, together with a real estate development company, formed Main Street West Associates, L.P. ("Main Street") in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. The Company invested 90% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At June 30, 2004, Main Street had total assets of $3.7 million and total borrowings of $3.0 million of which $0 is guaranteed by the Company. The Company has determined that Main Street is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Main Street is $1.0 million.

     The Company, together with a real estate investment company, formed 212 C Associates, L.P. ("212 C") in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the investment company. At June 30, 2004, 212 C had total assets of $14.2 million and total borrowings of $12.1 million of which $0 is guaranteed by the Company. The Company has determined that 212 C is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from 212 C is $1.7 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

     The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its' subsidiaries for the six-month period ended June 30, 2004.

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

FINANCIAL CONDITION

     Total consolidated assets as of June 30, 2004 were $1,186 million, an increase of $32 million from the $1,154 million reported at year-end, December 31, 2003. This increase is primarily due to $59 million of assets relating to investments in real estate partnerships that are now being consolidated as a result of FIN 46(R). Previously these investments were accounted for under the equity method of accounting.

     Total loans decreased $76.9 million from the $512.6 million level at December 31, 2003 to $435.7 million at June 30, 2004. This decrease is attributed to the speed of loans payoffs resulting from project completions and rate restructuring. The year-to-date average balance of loans was $480.5 million at June 30, 2004.

     The allowance for loan loss increased $113 thousand to $12.5 million at June 30, 2004 from $12.4 million at December 31, 2003. The level of allowance for loan loss reserve represents approximately 2.9% of total loans at June 30, 2004 versus 2.4% at December 31, 2003. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

     The $16.0 million increase in total investment securities is primarily attributable to the redeployment of excess cash held during the quarter.

     Total cash and cash equivalents increased $24.4 million from the $25.1 million level at December 31, 2003 to $49.5 million at June 30, 2004. This increase is primarily due to loan payoffs which occurred at the end of the quarter.

     Total deposits, the primary source of funds, decreased $27.4 million to $763.7 million at June 30, 2004, from $791.1 million at December 31, 2003. The balance of brokered deposits was $73.1 million, representing approximately 10% of total deposits at June 30, 2004. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

     Total borrowings increased $55.8 million to $267.8 million at June 30, 2004, from $212.0 million at December 31, 2003. This increase is primarily attributed to the consolidation of investments in real estate partnerships as a result of FIN 46(R). In the balance at June 30, 2004, $55.8 million of borrowings are not an obligation nor guaranteed by the company.

     Consolidated stockholder's equity increased $260 thousand to $135.1 million at June 30, 2004 from $134.8 million at December 31, 2003. This increase is primarily due to net income of $9.6 million, partially offset by quarterly cash dividends totaling $6.1 million. Additionally, stockholders' equity decreased by $3.3 million due to an adjustment in the market value of available-for-sale investment securities during the first six months of 2004.

RESULTS OF OPERATIONS

     Results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Net income is also effected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.

     Consolidated net income for the three months ended, June 30, 2004 was $4.4 million or $0.36 basic earnings per share, as compared to net income of $4.0 million or $0.33 basic earnings per share for the same three month period in 2003. Consolidated net income for the six months ended, June 30, 2004 was $9.6 million or $0.78 basic earnings per share, as compared to net income of $8.4 million or $0.69 basic earnings per share for the same six month period in 2003.

         For the second quarter 2004, net interest income was $9.5 million as compared to $10.1 million for the same quarter in 2003, a decrease of $584 thousand. This decrease is primarily due to $865 thousand of interest paid relating to investments in real estate partnerships that are now being consolidated as a result of FIN 46(R). Interest income including fees on loans decreased $1.5 million for the second quarter of 2004 versus 2003 primarily due to a decrease in the average balance of loans during the same period. Interest income on investment securities during the second quarter increased $308 thousand, a 5% increase over the same three-month period in 2003, which is primarily due to the larger average balance in investment securities held during the quarter. Total interest expense on deposits and borrowings decreased $662 thousand to $7.0 million as compared to $7.6 million for the same three-month period in 2003. This decrease in interest expense is primarily due the reduction of interest rates on deposits and borrowings offset by an increase of interest reported as a result investments in real estate partnerships that are now being consolidated as a result of FIN 46(R).

     Provision for loan losses was $4 thousand for the second quarter of 2004 and $167 for the same three-month period in 2003. Charge-offs and recoveries were $34 thousand and $102 thousand respectively. Overall, management considers the current level of allowance for loan loss to be adequate at June 30, 2004.

     Total non-interest income for the three-month period ended June 30, 2004 was $3.5 million as compared to $605 thousand for the same three-month period in 2003. The $2.9 million increase in 2004 is primarily due to a $2.4 million addition from the consolidation as a result of FIN 46(R) and gains realized from the sale of other real estate owned.

         Total non-interest expense for the three months ended June 30, 2004 was $6.8 million, an increase of $2.1 million, as compared to $4.7 million for the same period in 2003. The increase is primarily attributed to the $1.3 million addition from the consolidation as a result of FIN 46(R).

CAPITAL ADEQUACY

     The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 2004, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                   JUNE 30, 2004             DECEMBER 31, 2003
                                                   -------------             -----------------
             CAPITAL LEVELS
               Tier 1 leverage ratio                   11.4%                       11.1%
               Tier 1 risk-based ratio                 16.1%                       15.3%
               Total risk-based ratio                  17.4%                       16.5%

             CAPITAL PERFORMANCE
               Return on average assets                 1.5% (1)                    1.6% (1)
               Return on average equity                13.3% (1)                   14.5% (1)
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

     The liquidity ratio of the Company remains strong at approximately 53% and exceeds the Company's peer group levels and target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

     Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2004:

INTEREST RATE SENSITIVITY
(IN MILLIONS)                                       DAYS
                                          --------------------------    1 TO 5        OVER 5       NON-RATE
ASSETS                                      0 - 90       91 - 365        YEARS         YEARS       SENSITIVE       TOTAL
                                          ------------  ------------  ------------  ------------  ------------  ------------
Interest-bearing deposits in banks              $15.1           $--           $--           $--          $9.4         $24.5
Federal funds sold                               25.0            --            --            --            --          25.0
Investment securities:
       Available for sale                        18.1          19.8         264.4          97.8           4.7         404.8
       Held to maturity                           1.0          11.5         162.7           1.3            --         176.5
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total investment securities                  19.1          31.3         427.1          99.1           4.7         581.3
Loans:
       Fixed rate                                36.1          60.5         118.7           7.0            --         222.3
       Variable rate                            121.5          93.9            --            --        (12.5)         202.9
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total loans                                 157.6         154.4         118.7           7.0        (12.5)         425.2
Other assets                                       --            --            --            --         129.7         129.7
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total Assets                               $216.8        $185.7        $545.8        $106.1        $131.3      $1,185.7
                                         ============  ============  ============  ============  ============  ============

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits              $--           $--           $--           $--         $58.4         $58.4
       Interest bearing deposits                 56.9         170.7         262.9            --            --         490.5
       Certificate of deposits                   51.1          73.1          80.5          10.1            --         214.8
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total deposits                              108.0         243.8         343.4          10.1          58.4         763.7
Borrowings (1)                                     --          67.0          87.5          57.5          55.8         267.8
Other liabilities                                  --            --            .3            --          18.8          19.1
Capital                                            --            --            --            --         135.1         135.1
                                         ------------  ------------  ------------  ------------  ------------  ------------
    Total liabilities & capital                $108.0        $310.8        $431.2         $67.6        $268.1      $1,185.7
                                         ============  ============  ============  ============  ============  ============

Net  interest rate  GAP                        $108.8      ($125.1)        $114.6         $38.5      ($136.8)
                                         ============  ============  ============  ============  ============

Cumulative interest rate  GAP                  $108.8       ($16.3)         $98.3        $136.8            --
                                         ============  ============  ============  ============  ============
GAP to total  assets                               9%         (11%)
                                         ============  ============
GAP to total equity                               81%         (93%)
                                         ============  ============
Cumulative GAP to total assets                     9%          (1%)
                                         ============  ============
Cumulative GAP to total equity                    81%         (12%)
                                         ============  ============

(1) The $55.8 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

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


                        RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46(R) with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of Special Purpose Entities (SPE). The Company currently has no SPEs. The Company adopted the provisions of FIN 46 effective for the period ending March 31, 2004, which required the Company to consolidate its investment in real estate partnerships. Prior to FIN 46 and 46(R), the Company accounted for its investment in the real estate partnerships under the equity method of accounting.

 The Company's investment in real estate partnerships is further discussed in
Note 9.

     In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosures provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. The Corporation is in the process of determining the impact that this EITF will have on its financial statements.

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

  None

ITEM 3. DEFAULT AND UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

On Wednesday, May 19, 2004, the Annual Meeting of Shareholders of Royal Bancshares of Pennsylvania was convened in Philadelphia, PA at 6:30 P.M. The following nominees were elected as Class II Directors of the Registrant to serve for a three year term:

                                                FOR             WITHHOLD
                                                ---             --------
           Jack Loew                        25,285,186             9,945
           Anthony MiCale                   25,286,693             8,438
           Mitchell Morgan                  25,287,443             7,688
           Albert Ominsky                   25,285,186             9,945
           Gregory Reardon                  25,286,693             8,438
           Robert Tabas                     25,151,534           143,597

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     31.1 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 9, 2004.

     31.2 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on August 9, 2004.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 9, 2004.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on August 9, 2004.

     (b) The Company filed the following report on Form 8-K on July 22, 2004 announcing it's 37th quarterly cash dividend and also released earnings for the 2nd quarter ending June 30, 2004.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                                (Registrant)





Dated: August 9th, 2004              /s/ Jeffrey T. Hanuscin
                                     ------------------------
                                         Jeffrey T. Hanuscin
                                         Chief Financial Officer