Form 10-Q
period 2004-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2004-11-09
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               for the quarterly period ended: SEPTEMBER 30, 2004
                                              --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the transition period from: to

                        Commission file number: 0-26366
                                               ---------


                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

                PENNSYLVANIA                     23-2812193
        ------------------------------       ------------------
       (State or other jurisdiction of         (IRS Employer
        incorporated or organization)        identification No.)

                    732 MONTGOMERY AVENUE, NARBERTH, PA 19072
                    -----------------------------------------
                    (Address of principal Executive Offices)

                                 (610) 668-4700
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes /X/    No / /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act 12b-2). Yes /X/   No. / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class A Common Stock              Outstanding at October 31, 2004
        --------------------              -------------------------------
        $2.00 PAR VALUE                   10,257,741

        Class B Common Stock              Outstanding at October 31, 2004
        --------------------              -------------------------------
        $.10 PAR VALUE                    1,941,340

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                        ASSETS                                                        SEPT 30, 2004         DEC 31, 2003
                                                                                       (UNAUDITED)
                                                                                    -----------------    ------------------
Cash and due from banks                                                                       $15,174               $17,470
Federal funds sold                                                                              7,000                 7,600
                                                                                     -----------------    ------------------
               Total cash and cash equivalents                                                 22,174                25,070
                                                                                     -----------------    ------------------
Investment securities held to maturity (HTM) (fair value of $186,974 at
        September 30, 2004 and $114,275 at December 31, 2003)                                 186,379               113,091
Investment securities available for sale (AFS) - at fair value                                390,074               452,246
Loans held for sale                                                                             1,544                 3,157
Loans                                                                                         462,119                512,557
    Less allowance for loan losses                                                             12,601                12,426
                                                                                     -----------------    ------------------
               Net loans                                                                      449,518               500,131
Premises and equipment, net                                                                    71,610                 7,480
Accrued interest and other assets                                                              59,584                53,235
                                                                                     -----------------    ------------------
                      Total assets                                                         $1,180,883            $1,154,410
                                                                                     =================    ==================
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                                   $60,555               $58,942
       Interest bearing (includes certificates of deposit in excess of $100 of $97,483 at September 30, 2004 and
         $104,123 at December 31, 2003)                                                       675,829               732,117
                                                                                     -----------------    ------------------
               Total deposits                                                                 736,384               791,059
    Accrued interest payable                                                                    7,252                 7,733
    Borrowings                                                                                283,358               212,000
    Other liabilities                                                                           9,892                 7,920
                                                                                     -----------------    ------------------
               Total liabilities                                                            1,036,886             1,018,712
                                                                                     -----------------    ------------------
MINORITY INTEREST                                                                               3,582                   865
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         10,247,444 at September 30, 2004 and 10,027,284 at December 31, 2003                  20,495                20,055
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,942,213 at September 30, 2004 and 1,909,742 at December 31, 2003                       194                   191
    Additional paid in capital                                                                 91,501                85,448
    Retained earnings                                                                          24,270                24,989
    Accumulated other comprehensive income                                                      6,220                 6,415
                                                                                     -----------------    ------------------
                                                                                              142,680               137,098
    Treasury stock - at cost, shares of Class A, 215,388 at September 30, 2004,
      and December 31, 2003.                                                                  (2,265)               (2,265)
                                                                                     -----------------    ------------------
                     Total stockholders' equity                                               140,415               134,833
                                                                                     -----------------
                                                                                                          ------------------
                     Total liabilities and stockholders' equity                            $1,180,883            $1,154,410
                                                                                     =================    ==================

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     ----------------------------------
(in thousands, except per share data)
                                                                           2004             2003
                                                                     ----------------- ----------------
Interest income
    Loans, including fees                                                      $9,774          $11,872
    Investment securities held to maturity                                      2,070              630
    Investment securities available for sale                                    5,011            5,552
    Deposits in banks                                                               9              117
    Federal funds sold                                                             16               26
                                                                     ----------------- ----------------
           TOTAL INTEREST INCOME                                               16,880           18,197
                                                                     ----------------- ----------------
Interest expense
    Deposits                                                                    4,151            5,089
    Borrowings                                                                  2,642            2,141
                                                                     ----------------- ----------------
           TOTAL INTEREST EXPENSE                                               6,793            7,230
                                                                     ----------------- ----------------
           NET INTEREST INCOME                                                 10,087           10,967
      Provision for loan losses                                                     1              197
                                                                     ----------------- ----------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                  10,086           10,770
                                                                     ----------------- ----------------

Other income
    Service charges and fees                                                      343              380
    Net gains on sales of investment securities                                   282              203
    Gains on sales of other real estate                                           915              107
    Gains on sales of loans                                                        91              181
    Income related to variable interest entities "VIE"                          1,954               --
    Other income                                                                  237               55
                                                                     ----------------- ----------------
                                                                                3,822              926
                                                                     ----------------- ----------------
Other expenses
    Salaries and wages                                                          2,249            1,942
    Employee benefits                                                             635              503
    Occupancy and equipment                                                       379              328
    Expenses  related to variable interest entities "VIE"                       1,324               --
    Other operating expenses                                                    2,003            1,939
                                                                     ----------------- ----------------
                                                                                6,590            4,712
                                                                     ----------------- ----------------

           INCOME BEFORE INCOME TAXES                                           7,318            6,984
    Income taxes                                                                2,206            2,222
                                                                     ----------------- ----------------
           NET INCOME                                                          $5,112           $4,762
                                                                     ================= ================
    Per share data
        Net income - basic                                                       $.42            $ .39
                                                                     ================= ================
        Net income - diluted                                                     $.41            $ .39
                                                                     ================= ================

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     ----------------------------------
(in thousands, except per share data)
                                                                           2004             2003
                                                                     ----------------- ----------------
Interest income
    Loans, including fees                                                     $30,061          $35,562
    Investment securities held to maturity                                      4,463            1,801
    Investment securities available for sale                                   15,662           16,502
    Deposits in banks                                                             296              401
    Federal funds sold                                                             69              116
                                                                     ----------------- ----------------
           TOTAL INTEREST INCOME                                               50,551           54,382
                                                                     ----------------- ----------------
Interest expense
    Deposits                                                                   12,806           17,252
    Borrowings                                                                  7,686            5,636
                                                                     ----------------- ----------------
           TOTAL INTEREST EXPENSE                                              20,492           22,888
                                                                     ----------------- ----------------
           NET INTEREST INCOME                                                 30,059           31,494
      Provision for loan losses                                                     6              514
                                                                     ----------------- ----------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                  30,053           30,980
                                                                     ----------------- ----------------

Other income
    Service charges and fees                                                    1,014              935
    Net gains on sales of investment securities                                   508              347
    Gains on sales of other real estate                                         1,789              296
    Gains on sales of loans                                                       523              465
    Income related to variable interest entities "VIE"                          5,714               --
    Other income                                                                  921              112
                                                                     ----------------- ----------------
                                                                               10,469            2,155
                                                                     ----------------- ----------------
Other expenses
    Salaries and wages                                                          6,540            5,925
    Employee benefits                                                           1,705            1,395
    Occupancy and equipment                                                     1,120              993
    Expenses  related to variable interest entities "VIE"                       3,858               --
    Other operating expenses                                                    6,360            5,625
                                                                     ----------------- ----------------
                                                                               19,583           13,938
                                                                     ----------------- ----------------

           INCOME BEFORE INCOME TAXES                                          20,939           19,197
    Income taxes                                                                6,269            6,055
                                                                     ----------------- ----------------
           NET INCOME                                                         $14,670          $13,142
                                                                     ================= ================
    Per share data
        Net income - basic                                                      $1.20            $1.08
                                                                     ================= ================
        Net income - diluted                                                    $1.19            $1.08
                                                                     ================= ================

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                              CLASS A COMMON STOCK       CLASS B COMMON STOCK    ADDITIONAL
                                          -------------------------- ---------------------------   PAID IN       RETAINED
(in thousands)                              SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL       EARNINGS
                                          ------------ ------------- ------------- ------------- ------------- -------------

Balance, January 1, 2004                       10,027       $20,055         1,909          $191       $85,448       $24,989

Net income for the nine months ended Sept 30,       -             -             -             -             -        14,670
Conversion of Class B common stock to
  Class A Common stock                              7            14           (6)           (1)             -          (13)
Purchase of treasury stock                          -             -             -             -             -             -
2% stock dividend declared                        196           392            39             4         5,842       (6,237)
Cash dividends on common stock                      -             -             -             -             -
 (per share: Class A $0.75 and Class B $0.86)       -             -             -             -             -       (9,128)
Cash in lieu of fractional shares                   -             -             -             -             -          (11)
Stock options exercised                            17            34             -             -           211             -
Other comprehensive income, net of
          Reclassifications and taxes               -             -             -             -             -             -
                                          ------------ ------------- ------------- ------------- ------------- -------------
Comprehensive income


Balance, September 30, 2004                    10,247       $20,495         1,942          $194       $91,501       $24,270
                                          ============ ============= ============= ============= ============= =============

[RESTUBBED TABLE]

                                                            ACCUMULATED
                                                               OTHER
                                              TREASURY     COMPREHENSIVE    COMPREHENSIVE
(in thousands)                                  STOCK      INCOME (LOSS)       INCOME
                                             ------------ ----------------------------------

Balance, January 1, 2004                         $(2,265)           $6,415

Net income for the nine months ended Sept 30,           -                -          $14,670

Conversion of Class B common stock to
  Class A Common stock                                  -                -                -
Purchase of treasury stock                              -                -                -
2% stock dividend declared                              -                -
Cash dividends on common stock
  (per share: Class A $0.75 and Class B $0.86)          -                -                -
Cash in lieu of fractional shares                       -                -                -
Stock options exercised                                 -                -                -
Other comprehensive income, net of
          Reclassifications and taxes                   -            (195)            (195)
                                            ------------------------------------------------
Comprehensive income                                                                $14,475
                                                                          ==================

Balance, September 30, 2004                      $(2,265)           $6,220
                                            ==============  ===============

The accompanying notes are an integral part of the financial statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                CLASS A COMMON STOCK       CLASS B COMMON STOCK     ADDITIONAL
                                             -------------------------- ---------------------------   PAID IN       RETAINED
(in thousands)                                 SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL       EARNINGS
                                             ------------ ------------- ------------- ------------- ------------- -------------
Balance, January 1, 2003                           9,595       $19,190         1,861          $186       $76,984       $24,819

Net income for the nine months ended Sept 30,          -             -             -             -             -        13,142
Conversion of Class B common stock to
  Class A Common stock                                 8            16           (7)           (1)             -          (15)
Purchase of treasury stock                             -             -             -             -             -             -
3% stock dividend declared                           281           563            55             6         6,443       (7,011)
Cash dividends on common stock
 (per share: Class A $0.71 and Class B $0.82)          -             -             -             -             -       (8,469)
Cash in lieu of fractional shares                      -             -             -             -             -           (8)
Stock options exercised                               64           126             -             -           517             -
Other comprehensive income, net of
          Reclassifications and taxes                  -             -             -             -             -             -
                                             ------------ ------------- ------------- ------------- ------------- -------------
Comprehensive income

Balance, September 30, 2003                        9,948       $19,895         1,909          $191       $83,944       $22,458
                                             ============ ============= ============= ============= ============= =============

[RESTUBBED TABLE]

                                                               ACCUMULATED
                                                                  OTHER
                                                 TREASURY     COMPREHENSIVE    COMPREHENSIVE
(in thousands)                                     STOCK      INCOME (LOSS)       INCOME
                                                ------------ ----------------------------------
Balance, January 1, 2003                            $(2,265)           $2,416

Net income for the nine months ended Sept 30,              -                -          $13,142
Conversion of Class B common stock to
  Class A Common stock                                     -                -                -
Purchase of treasury stock                                 -                -                -
3% stock dividend declared                                 -                -
Cash dividends on common stock
 (per share: Class A $0.71 and Class B $0.82)              -                -                -
Cash in lieu of fractional shares                          -                -                -
Stock options exercised                                    -                -                -
Other comprehensive income, net of
          Reclassifications and taxes                      -            3,475            3,475
                                               ------------------------------------------------
Comprehensive income                                                                   $16,617
                                                                             ==================

Balance, September 30, 2003                         $(2,265)           $5,891
                                               ==============  ===============

The accompanying notes are an integral part of the financial statement.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,
                                 (in thousands)

Cash flows from operating activities                                       2004                   2003
                                                                      ----------------      -----------------
    Net income                                                                $14,670                $13,142
    Adjustments to reconcile net income to
           net cash provided by (used in) operating activities
        Depreciation                                                            2,172                    777
           Provision for loan loss                                                  6                    514
        Net accretion (amortization) of discounts and premiums
        on  loans, mortgage-backed securities and investments                   (499)                  1,606
        Provision for deferred income taxes                                     2,384                  2,239
        Gains on other real estate                                            (1,789)                  (296)
        Gains on sales of loans                                                 (523)                  (465)
             Net (gains) on sales of investment securities                      (508)                  (347)
      Changes in assets and liabilities:
        Increase(decrease) in accrued interest receivable                         101                (2,063)
        (Increase) in other assets                                            (8,835)               (15,787)
        Increase(decrease) in accrued interest payable                          6,308                  (822)
        Increase in other liabilities                                           4,016                  1,956
                                                                      ----------------      -----------------
               Net cash provided by operating activities                       17,503                    454

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities               109,410                  4,000
    Proceeds from calls/maturities of AFS investment securities               141,770                187,288
    Proceeds from sales of AFS investment securities                            5,890                 86,339
    Purchase of AFS investment securities                                    (86,311)              (321,451)
    Purchase of HTM investment securities                                   (185,125)               (40,000)
    Redemption(purchase) of FHLB Stock                                        (1,018)                (3,685)
    Net decrease in loans                                                      53,544                 29,604
    Purchase of premises and equipment                                       (66,302)                  (452)
                                                                      ----------------      -----------------
               Net cash (used in) investing activities                       (28,142)               (58,357)

Cash flows from financing activities:
     Net (decrease) increase in non-interest bearing and
        interest bearing demand deposits and savings accounts                (31,070)                 75,564
     Net decrease in certificates of deposit                                 (23,605)               (92,736)
     Mortgage payments                                                           (47)                   (45)
     Net increase in borrowings                                                71,358                 84,500
     Cash dividends                                                           (9,128)                (8,469)
     Cash in lieu of fractional shares                                           (11)                    (8)
     Issuance of common stock under stock option plans                            246                    643
                                                                      ----------------      -----------------
               Net cash provided by financing activities                        7,743                 59,449
               NET (DECREASED) INCREASE IN
                   CASH AND CASH EQUIVALENTS                                  (2,896)                  1,546
Cash and cash equivalents at beginning of year                                 25,070                 40,571
                                                                      ----------------      -----------------
Cash and cash equivalents at end of year                                      $22,174                $42,117
                                                                      ================      =================

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (the Company) and its wholly-owned subsidiaries: Royal Investments of Delaware, Inc. and Royal Bank America (the Bank), Royal Real Estate of Pennsylvania, Inc., Royal Investments of Pennsylvania, LLC. and its 60% ownership interest in Crusader Servicing Corporation. These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results, to be expected for the full year.

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

                                                                              THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                                           -----------------------------------------
                       (in thousands)                     COMMUNITY             TAX LIEN
                                                           BANKING             OPERATION            CONSOLIDATED
                                                        --------------     -------------------    -----------------
                       Total assets                        $1,136,654                 $44,229           $1,180,883
                       Total deposits                         736,384                      --              736,384

                       Net interest income                     $9,002                    $720               $9,722
                       Provision for loan losses                   --                       1                    1
                       Other income                             3,779                      43                3,822
                       Other expense                            5,780                     445                6,225
                       Income tax expense                       2,145                      61                2,206
                                                        --------------     -------------------    -----------------
                       Net income                              $4,856                    $256               $5,112
                                                        ==============     ===================    =================


                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                        -----------------------------------------------------------
                       (in thousands)                     COMMUNITY             TAX LIEN
                                                           BANKING             OPERATION            CONSOLIDATED
                                                        --------------     -------------------    -----------------
                       Total assets                        $1,121,091                 $44,996           $1,166,087
                       Total deposits                         803,668                      --              803,668

                       Net interest income                    $10,005                    $962              $10,967
                       Provision for loan losses                  150                      47                  197
                       Other income                               808                     118                  926
                       Other expense                            4,197                     515                4,712
                       Income tax expense                       2,093                     129                2,222
                                                        --------------     -------------------    -----------------
                       Net income                              $4,373                    $389               $4,762
                                                        ==============     ===================    =================

Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $478 thousand and $451 thousand for the three months period ending September 30, 2004, and 2003, respectively.

                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                        ----------------------------------------------------------
                       (in thousands)                     COMMUNITY             TAX LIEN
                                                           BANKING             OPERATION            CONSOLIDATED
                                                        --------------     -------------------    -----------------
                       Total assets                        $1,136,654                 $44,229           $1,180,883
                       Total deposits                         736,384                      --              736,384

                       Net interest income                     27,702                   2,357               30,059
                       Provision for loan losses                   --                       6                    6
                       Other income                             9,460                   1,009               10,469
                       Other expense                           17,866                   1,717               19,583
                       Income tax expense                       5,953                     316                6,269
                                                        --------------     -------------------    -----------------
                       Net income                             $13,343                  $1,327              $14,670
                                                        ==============     ===================    =================

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                        -----------------------------------------------------------
                           (in thousands)                 COMMUNITY             TAX LIEN
                                                           BANKING             OPERATION            CONSOLIDATED
                                                        --------------     -------------------    -----------------
                       Total assets                        $1,121,091                 $44,996           $1,166,087
                       Total deposits                         803,668                      --              803,668

                       Net interest income                     28,807                   2,687               31,494
                       Provision for loan losses                  450                      64                  514
                       Other income                             1,859                     296                2,155
                       Other expense                           12,413                   1,525               13,938
                       Income tax expense                       5,707                     348                6,055
                                                        --------------     -------------------    -----------------
                       Net income                             $12,096                  $1,046              $13,142
                                                        ==============     ===================    =================

Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $1,335 thousand and $1,426 thousand for the nine months period ending September 30, 2004, and 2003, respectively.

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

                                                                        THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                                     --------------------------------------------
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     ------------   ----------------   -----------
        Basic EPS
            Income available to common shareholders                        $5,112             12,260          $0.42
        Effect of dilutive securities
             Stock options                                                                        60        ($0.01)
                                                                    ------------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                         $5,112             12,320          $0.41

                                                                        THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                                     --------------------------------------------
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     ------------   ----------------   -----------
        Basic EPS
            Income available to common shareholders                        $4,762             12,146          $0.39
        Effect of dilutive securities
             Stock options                                                                        60             --
                                                                    ------------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                         $4,762             12,206          $0.39



                                                                           NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                    ------------------------------------------------
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                    -------------   ----------------    ------------
        Basic EPS
            Income available to common shareholders                       $14,670             12,254          $1.20
        Effect of dilutive securities
             Stock options                                                                        63          (.01)
                                                                    ------------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                        $14,670             12,317          $1.19

                                                                           NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                    ------------------------------------------------
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                    -------------   ----------------    ------------
        Basic EPS
            Income available to common shareholders                       $13,142             12,122          $1.08
        Effect of dilutive securities
             Stock options                                                                        58             --
                                                                    ------------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  Plus assumed exercise of options                        $13,142             12,180          $1.08

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at September 30, 2004 are as follows:

                                       AMORTIZED         GROSS         GROSS        APPROXIMATE
                                       PURCHASED      UNREALIZED    UNREALIZED         FAIR            CARRYING
        (in thousands)                   COST            GAINS        LOSSES           VALUE            VALUE
                                    ----------------  ------------  ------------  ----------------  ---------------
        HELD TO MATURITY:
        -----------------
        Mortgage Backed                        $256           $--           $--              $256             $256
        US Agencies                         165,000           102         (151)           164,951          165,000
        Other Securities                     21,123           644            --            21,767           21,123
                                    ----------------
                                                      ------------  ------------  ----------------  ---------------
                                           $186,379          $746        ($151)          $186,974         $186,379
                                    ================  ============  ============  ================  ===============

        AVAILABLE FOR SALE:
        -------------------
        Federal Home Loan
           Bank Stock - at cost             $12,425           $--           $--           $12,425          $12,425
        Mortgage Backed                      54,817           505          (56)            55,266           55,266
        CMO's                                30,962           471            --            31,433           31,433
        US Agencies                          94,976            62         (835)            94,203           94,203
        Other securities                    187,470         9,350          (73)           196,747          196,747
                                    ----------------  ------------  ------------  ----------------  ---------------
                                           $380,650       $10,388        ($964)          $390,074         $390,074
                                    ================  ============  ============  ================  ===============

5. Allowance for Loan Losses: Changes in the allowance for loan losses were as follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                              2004               2003
                                                         ---------------    ---------------
                  (in thousands)
               BALANCE AT BEGINNING OF PERIOD,                  $12,539            $12,654

                 Loans charged-off                                  (7)              (483)
                 Recoveries                                          68                 14
                                                         ---------------    ---------------
                      Net charge-offs and recoveries                 61              (469)

                 Provision for loan losses                            1                197
                                                         ---------------    ---------------

               BALANCE AT END OF PERIOD                         $12,601            $12,382
                                                         ===============    ===============

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                              2004               2003
                                                         ---------------    ---------------
                  (in thousands)
               BALANCE AT BEGINNING OF PERIOD,                  $12,426            $12,470

                 Loans charged-off                                 (98)              (685)
                 Recoveries                                         267                 83
                                                         ---------------    ---------------
                      Net charge-offs and recoveries                169              (602)

                 Provision for loan losses                            6                514
                                                         ---------------    ---------------

               BALANCE AT END OF PERIOD                         $12,601            $12,382
                                                         ===============    ===============

6.       Non-performing loans
         --------------------

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4.5 million and $12.3 million at September 30, 2004 and 2003, respectively. Although the Company has non-performing loans of approximately $4.5 million at September 30, 2004, management believes it has adequate collateral to limit its credit risk with these loans.

         The balance of impaired loans, which included the loans on which the accrual of interest has been discontinued, was approximately $4.5 million and $12.3 million at September 30, 2004 and 2003, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the Company recognizes the balances of impaired loans when analyzing its loan loss reserve, the allowance for loan loss associated with impaired loans was $612 thousand at September 30, 2004. The income that was recognized on impaired loans during the three-month period ended September 30, 2004 was $-0-. The cash collected on impaired loans during the same period was $430 thousand of which $430 thousand was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

7.       Pension Plan
         ------------

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

         Net periodic defined benefit pension expense for the three months ended September 30, 2004 and 2003 included the following components:

                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                              --------------------                    -------------------------
               (in thousands)                    2004         2003                        2004           2003
                                              ---------     -------                    ----------    -----------
           Service cost                            191         103                           573            309
           Interest cost                            53          54                           159            161
                                              ---------     -------                    ----------    -----------
           Net periodic benefit cost               244         157                           732            470

8.       Stock-based Compensation
         ------------------------

         At September 30, 2004, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employee," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

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

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 ----------------------        --------------------------
          (in thousands, except per share data)                    2004           2003              2004            2003
                                                                 --------        ------        -----------       ---------
          Net income, as reported                                 $5,112         $4,762            $14,670        $13,142
          Less: Stock-based compensation costs
                under fair value based method for                  (106)          (115)              (318)          (327)
                all awards, net of related tax effect
                                                                  ------         ------        ------------    -----------
          Pro forma net income                                    $5,006         $4,647            $14,352        $12,815

          Earnings per share - Basic  As reported                  $0.42          $0.39              $1.20          $1.08
                                      Pro forma                    $0.41          $0.38              $1.17          $1.06
          Earnings per share - Diluted  As reported                $0.41          $0.39              $1.19          $1.08
                                        Pro forma                  $0.41          $0.38              $1.17          $1.05

9.       Variable Interest Entities ("VIE")
         ----------------------------------

         The Company, together with a real estate development company, formed Brook View Investors, L.L.C. ("Brook View") in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. The Company invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At September 30, 2004, Brook View had total assets of $13.2 million and total borrowings of $13.0 million of which $0 is guaranteed by the Company. The Company has determined that Brook View is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Brook View is $212 thousand.

         The Company, together with a real estate development company, formed Burrough's Mill Apartment, L.L.C. ("Burrough's Mill") in December 2001. Burrough's Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. The Company invested 72% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At September 30, 2004, Burrough's Mill had total assets of $35.9 million and total borrowings of $28.4 million of which $0 is guaranteed by the Company. The Company has determined that Burrough's Mill is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Burrough's Mill is $4.2 million.

         The Company, together with a real estate development company, formed Main Street West Associates, L.P. ("Main Street") in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. The Company invested 90% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At September 30, 2004, Main Street had total assets of $4.1 million and total borrowings of $2.9 million of which $0 is guaranteed by the Company. The Company has determined that Main Street is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Main Street is $737 thousand.

         The Company, together with a real estate investment company, formed 212 C Associates, L.P. ("212 C") in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the investment company. At September 30, 2004, 212 C had total assets of $13.9 million and total borrowings of $12.0 million of which $0 is guaranteed by the Company. The Company has determined that 212 C is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from 212 C is $1.6 million.

         The Company's interest in the above mentioned variable interest entities are held by Royal Investments of Pennsylvania, LLC, a wholly owned subsidiary of Royal Bank America, and consolidated into the financial statements of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the nine-month period ended September 30, 2004.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
- -----------------------------------------------------

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

Allowance for Loan Losses
- -------------------------

         The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on managements' review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from managements' estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes
- ------------

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

FINANCIAL CONDITION
- -------------------

         Total consolidated assets as of September 30, 2004 were $1,180 million, an increase of $26 million from the $1,154 million reported at year-end, December 31, 2003. This increase is primarily due to $67 million of assets, of which the majority relates to premises and equipment, relating to investments in real estate partnerships that are now being consolidated as a result of FIN 46(R). Previously these investments were accounted for under the equity method of accounting.

         Total loans decreased $50.61 million from the $512.6 million level at December 31, 2003 to $462.2 million at September 30, 2004. This decrease is attributed to the speed of loans payoffs resulting from project completions and rate restructuring. The year-to-date average balance of loans was $459.7 million at September 30, 2004.

          The allowance for loan loss increased $175 thousand to $12.6 million at September 30, 2004 from $12.4 million at December 31, 2003. The level of allowance for loan loss reserve represents approximately 2.7% of total loans at September 30, 2004 versus 2.4% at December 31, 2003. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $11.1 million increase in total investment securities is primarily attributable to the redeployment of excess cash held during the year.

         Total cash and cash equivalents decreased $2.9 million from the $25.1 million level at December 31, 2003 to $22.2 million at September 30, 2004. This decrease is primarily due to a decline in the money market accounts as a result increase in short term interest rates.

         Total deposits, the primary source of funds, decreased $54.7 million to $736.4 million at September 30, 2004, from $791.1 million at December 31, 2003. The balance of brokered deposits was $73.1 million, representing approximately 10% of total deposits at September 30, 2004. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

         Total borrowings increased $71.4 million to $283.4 million at September 30, 2004, from $212.0 million at December 31, 2003. This increase is primarily attributed to the consolidation of investments in real estate partnerships as a result of FIN 46(R). In the balance at September 30, 2004, $63.4 million of borrowings are not an obligation nor guaranteed by the company.

         Consolidated stockholders' equity increased $5.6 million to $140.4 million at September 30, 2004 from $134.8 million at December 31, 2003. This increase is primarily due to net income of $14.7 million, partially offset by quarterly cash dividends totaling $9.1 million.

RESULTS OF OPERATIONS
- ---------------------

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

         Consolidated net income for the three months ended, September 30, 2004 was $5.1 million or $0.42 basic earnings per share, as compared to net income of $4.8 million or $0.39 basic earnings per share for the same three month period in 2003. Consolidated net income for the nine months ended, September 30, 2004 was $14.7 million or $1.20 basic earnings per share, as compared to net income of $13.1 million or $1.08 basic earnings per share for the same nine month period in 2003.

         For the third quarter 2004, net interest income was $10.1 million as compared to $11.0 million for the same quarter in 2003, a decrease of $0.9 million. This decrease is primarily due to $1.3 million of interest paid relating to investments in real estate partnerships that are now being consolidated as a result of FIN 46(R). Interest income including fees on loans decreased $2.1 million for the third quarter of 2004 versus 2003 primarily due to a decrease in the average balance of loans during the same period. Interest income on investment securities during the third quarter increased $899 thousand, a 15% increase over the same three-month period in 2003, which is primarily due to the larger average balance in investment securities held during the quarter. Total interest expense on deposits and borrowings decreased $437 thousand to $6.8 million as compared to $7.2 million for the same three-month period in 2003. This decrease in interest expense is primarily due the reduction in average deposits balance along with a reduction of interest rates on deposits and borrowings offset by an increase of interest reported as a result investments in real estate partnerships that are now being consolidated as a result of FIN 46(R).

         Provision for loan losses was $1 thousand for the third quarter of 2004 and $197 for the same three-month period in 2003. Charge-offs and recoveries for the third quarter of 2004 were $7 thousand and $68 thousand respectively. Overall, management considers the current level of allowance for loan loss to be adequate at September 30, 2004.

         Total non-interest income for the three-month period ended September 30, 2004 was $3.8 million as compared to $926 thousand for the same three-month period in 2003. The $2.9 million increase in 2004 is primarily due to a $2.0 million addition from the consolidation as a result of FIN 46(R) and gains realized from the sale of other real estate owned.

         Total non-interest expense for the three months ended September 30, 2004 was $6.6 million, an increase of $1.9 million, as compared to $4.7 million for the same period in 2003. The increase is primarily attributed to the $1.3 million addition from the consolidation as a result of FIN 46(R).

CAPITAL ADEQUACY
- ----------------

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At September 30, 2004, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's risk-based capital ratios and leverage ratios:

                                                 SEPTEMBER 30, 2004          DECEMBER 31, 2003
                                                 ------------------          -----------------
             CAPITAL LEVELS
               Tier 1 leverage ratio                   11.6%                       11.1%
               Tier 1 risk-based ratio                 16.3%                       15.3%
               Total risk-based ratio                  16.4%                       16.5%

             CAPITAL PERFORMANCE
               Return on average assets                 1.7% (1)                    1.6% (1)
               Return on average equity                14.8% (1)                   14.5% (1)
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

LIQUIDITY & INTEREST RATE SENSITIVITY
- -------------------------------------

         Liquidity is the ability to ensure that adequate funds will be available to meet its financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration is the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash and investments less reserve requirements divided by deposits and short-term liabilities which is generally maintained equal to or greater than 25%.

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

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2004:

INTEREST RATE SENSITIVITY
- -------------------------
(IN MILLIONS)                                       DAYS
                                          --------------------------    1 TO 5        OVER 5       NON-RATE
ASSETS                                      0 - 90       91 - 365        YEARS         YEARS       SENSITIVE       TOTAL
                                          ------------  ------------  ------------  ------------  ------------  ------------
Interest-bearing deposits in banks               $3.3          $0.0          $0.0          $0.0         $11.9         $15.2
Federal funds sold                                7.0           0.0           0.0           0.0           0.0           7.0
Investment securities:
       Available for sale                        23.7          33.4         258.5          65.1           9.4         390.1
       Held to maturity                           4.2          21.8         160.4           0.0           0.0         186.4
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total investment securities                  27.9          55.2         418.9          65.1           9.4         576.5
Loans:
       Fixed rate                                46.9          49.8         107.7          17.9           0.0         222.3
       Variable rate                            154.8          67.5          19.1           0.0        (12.6)         228.8
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total loans                                 201.7         117.3         126.8          17.9        (12.6)         451.1
Other assets                                      0.0           0.0           0.0           0.0         131.1         131.1
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total Assets                               $239.9        $172.5        $545.7         $83.0        $139.8      $1,180.9
                                          ============  ============  ============  ============  ============  ============

LIABILITIES & CAPITAL
- ---------------------
Deposits:
       Non interest bearing deposits             $0.0          $0.0          $0.0          $0.0         $58.4         $58.4
       Interest bearing deposits                 48.8         166.5         247.9           0.0           0.0         463.2
       Certificate of deposits                   33.8          55.4         120.7           4.9           0.0         214.8
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total deposits                               82.6         221.9         368.6           4.9          58.4         736.4
Borrowings (1)                                   15.0           7.5          30.0         174.5          56.4         283.4
Other liabilities                                 0.0           0.0           0.3           0.0          20.4          20.7
Capital                                           0.0           0.0           0.0           0.0         140.4         140.4
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total liabilities & capital                 $97.6        $229.4        $398.9        $179.4        $275.6      $1,180.9
                                          ============  ============  ============  ============  ============  ============

Net  interest rate  GAP                        $142.3       $(56.9)        $146.8       $(96.4)      $(135.8)
                                          ============  ============  ============  ============  ============

Cumulative interest rate  GAP                  $142.3         $85.4        $232.2        $135.8
                                          ============  ============  ============  ============  ============
GAP to total  assets                              12%           -5%
                                          ============  ============
GAP to total equity                              101%          -41%
                                          ============  ============
Cumulative GAP to total assets                    12%            7%
                                          ============  ============
Cumulative GAP to total equity                   101%           61%
                                          ============  ============

(1) The $56.4 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

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

ITEM 4 - CONTROLS AND PROCEDURES
- --------------------------------

         We maintain a system of controls and procedures designed to provide reasonable assurance to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of September 30, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation of disclosures and financial reporting, the controls are determined to be effective. Such controls revealed a weakness within our residential mortgage originations department with regards to procedures and policy manuals. These weaknesses are in the process of being corrected with enhanced policy manuals, changes to operating procedures, and the outsourcing of the quality control function. Management expects this to be corrected by year end. The Company has determined that these weaknesses will not have a material financial impact to operations. No significant changes in the Company's internal controls over financial reporting were necessitated by the evaluation.

                               RECENT DEVELOPMENTS
                               -------------------

         On October 27, 2004, the Company completed a private placement of an aggregate of $25.0 million of trust preferred securities through two newly-formed Delaware trust affiliates, Royal Bancshares Capital Trust I ("Trust I") and Royal Bancshares Capital Trust II ("Trust II") (collectively, the "Trusts"). As part of this transaction, the Company issued an aggregate principal amount of $12,887,000 of floating rate junior subordinate debt securities to Trust I, which debt securities bear an initial interest rate of 4.26% until December 2004, and after that which will be rest quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12,887,000 of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities bear an initial interest rate of 5.80% until December 2009 and then which will reset quarterly at 3-month LIBOR plus 2.15%.

         Each of Trust I and Trust II issued an aggregate principal amount of $12,500,000 of capital securities bearing fixed and or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and an aggregate principal amount of $387,000 of common securities bearing fixed and or fixed/floating interest rates corresponding to the debt securities held by each trust to the Company. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

         The Company's adoption of FIN 46(R), "Consolidation of Variable Interest Entities" during period ending December 31, 2004 will require the Company to record on its balance sheet the two new trust preferred placements issued on October 27, 2004 as "Note Payable to Royal Bancshares Capital Trust I" and "Note Payable to Royal Bancshares Capital Trust II".

                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------

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

         On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-1 remains effective. The delay will be superseded concurrent with the final issuance of Staff Position No. EITF Issue 03-1-a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads. As previously noted, the Company's unrealized losses on securities are attributable to these rate-related factors. The impact of the final issuance of Staff Position No. EITF 03-1-a on the Company's financial condition and results of operations cannot be determined at the present time.

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

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS

         10.1 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Joseph P. Campbell, President and Chief Executive Officer, entered into on April 23, 2004.

         10.2 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and John Decker, Senior Vice President, entered into on April 23, 2004.

         10.3 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and James J. McSwiggan, Executive Vice President, entered into on April 23, 2004.

         10.4 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Murray Stempel, Senior Vice President, entered into on April 23, 2004.

         10.5 Employment agreement between Royal Bank America and Edward Shin, entered into on April 23, 2004.

         10.6 Employment agreement between Royal Bank America and Robert R. Tabas, entered into on April 23, 2004.

         31.1 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on November 9, 2004.

         31.2 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey
                  T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on November 9, 2004.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on November 9, 2004.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on November 9, 2004.



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



                                       ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                                  (Registrant)





Dated: November 9, 2004                /s/ Jeffrey T. Hanuscin
                                       -------------------------
                                       Jeffrey T. Hanuscin
                                       Chief Financial Officer