Form 10-K
period 2004-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2005-03-16
CIK 922487

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-K

                                   (MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission File Number 0-26366

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                             23-2812193
       -------------------------------               -------------------
      (State of other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

 732 MONTGOMERY AVENUE, NARBERTH, PENNSYLVANIA              19072
 ---------------------------------------------            ----------
   (Address of principal executive offices)               (Zip Code)

                                 (610) 668-4700
                ------------------------------------------------
                (Issuer's telephone number, including area code)


   ---------------------------------------------------------------------------
   (Former name, former address and former year, if changed since last report)

Securities registered pursuant to Section           NONE
12(b) of the Act:

Securities registered pursuant to Section           CLASS A COMMON STOCK
12(g) of the Act:                                   ($2.00 PAR VALUE)
                                                    CLASS B COMMON STOCK
                                                    ($.10 PAR VALUE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of Registrant's Common Stock held by non-affiliates is $98,464,214, based on the June 30, 2004 closing price of the Registrant's Common Stock of $00.00 per share (restated for stock dividend).

As of February 28, 2005, the Registrant had 10,482,060 and 1,978,347 shares outstanding of Class A and Class B common stock, respectively.

Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant's Annual meeting of Shareholders to be held on May 18, 2005--Part III.

                                     PART I

ITEM 1.  BUSINESS

ROYAL BANCSHARES

        Royal Bancshares of Pennsylvania, Inc. ("Royal Bancshares"), is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Royal Bancshares is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania ("Royal Bank"), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. The principal activities of Royal Bancshares is owning and supervising Royal Bank, which engages in a general banking business in principally Montgomery, Philadelphia and Berks counties in Pennsylvania and Southern New Jersey. Royal Bancshares also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. At December 31, 2004, Royal Bancshares had consolidated total assets of approximately $1.21 billion, total deposits of approximately $742 million and shareholders' equity of approximately $141 million.

        From time to time, Royal Bancshares may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. When we use words such as "believes", or "expects," "anticipates" or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, Royal Bancshares notes that a variety of factors could cause Royal Bancshares actual results and experience to differ materially from the anticipated results or other expectations expressed in Royal Bancshares forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of Royal Bancshares business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations: business conditions in Royal Banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

        Royal Bancshares has three reportable operating segments, Community Banking, Tax Liens, and Equity Investments which resulted from the adoption of FIN46(R) as described in Note B of the Notes to Consolidated Financial Statements included in this Report. The segment reporting information in Note B is incorporated by reference into this Item 1.

ROYAL BANK AMERICA

        Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by The Tabas Family in 1980. Royal Bank is an insured bank by the Federal Deposit Insurance Corporation (the "FDIC").

        During 2004, Royal Bank started a banking division called Royal Asian Bank ("Royal Asian") which operates three branches in Pennsylvania and anticipates opening two branches in Northern New Jersey in early 2005.

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

        Service Area. Royal Bank's primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, New Jersey and the State of Delaware. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from twenty branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers the states of Pennsylvania, New Jersey, New York and Delaware as a part of its service area for certain products and services. Frequently, Royal Bank will do business with clients located outside of its service area. Royal Bank has loans in twenty-nine states via participations with other lenders who have broad experience in those respective markets. Royal Bank's legal headquarters are located at 732 Montgomery Avenue, Narberth, PA.

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

        Competition. The financial services industry in our service area is extremely competitive. Competitors within our service area include banks and bank holding companies with greater resources. Many competitors have substantially higher legal lending limits.

        In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies and other financial services companies offer products and services similar to those offered by Royal Bank, on competitive terms.

        Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, which give a broader range of products with which Royal Bank must compete. Although the long-range effects of this development cannot be predicted, it will likely further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

        Employees. Royal Bancshares employed approximately 183 persons on a full-time equivalent basis as of December 31, 2004.

        Deposits. At December 31, 2004, total deposits of Royal Bank were distributed among demand deposits (9%), money market deposit accounts, savings and Super Now (64%) and time deposits (27%). At year-end 2004, deposits decreased $49 million from year-end 2003, or 6%, primarily due to maturing brokered deposits and reduction in the Money Market accounts due to a reduction of interest rates paid.

        Lending. At December 31, 2004, Royal Bank had a total loan portfolio of $469 million, representing 39% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens and installment loans. At year-end 2004, loans decreased $46 million from year end 2003, or 9.0% primarily due to an increased number of loans being paid in full as compared to new origination.

        Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank's size, objective of profit maintenance and stable capital structure.

NON-BANK SUBSIDIARIES

        On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Investment of Delaware, ("RID") as a wholly owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. RID buys, holds and sells investment securities. At December 31, 2004, total assets of RID were $21.4 million, of which $16.1 million was held in cash and cash equivalents and $5.3 million was held in investment securities.

        Royal Bancshares through its wholly owned subsidiary Royal Bank hold a 60% ownership in Crusader Servicing Corporation ("CSC"). Its legal headquarters is at 732 Montgomery Avenue, Narberth, PA. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2004, total assets of CSC were $50.2 million.

        On June 23, 2003, Royal Bancshares through its wholly owned subsidiary Royal Bank of Pennsylvania established Royal Investments of Pennsylvania, LLC ("RIP") as a wholly owned subsidiary. Its legal headquarters is at 732 Montgomery Avenue, Narberth, Pennsylvania. RIP was formed to invest in equity real estate ventures subject to limitations imposed by regulation. At December 31, 2004, total assets of RIP prior to consolidation under FIN46(R) were $10.4 million. During the early part of 2005, RIP changed its name to Royal Investments America.

        On October 27, 2004, Royal Bancshares formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II from the completion of an aggregate of $25.0 million private placement of trust preferred securities.

WEBSITE ACCESS TO COMPANY REPORTS

        We post publicly available reports required to be filed with the SEC on our website, www.royalbankamerica.com, as soon as reasonably practicable after filing such reports with the SEC. The required reports are available free of charge through our website.

PRODUCTS AND SERVICES WITH REPUTATION RISK

        Royal Bancshares offers a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by Royal Bancshares or any of its subsidiaries, whether legally justified or not, negative publicity with respect to any such product or service could have a negative impact on Royal Bancshares's reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on Royal Bancshares' reputation.

FUTURE ACQUISITIONS

        Royal Bancshares' acquisition strategy consists of identifying financial institutions, insurance agencies and other financial companies with business philosophies that are similar to our business philosophies, which operate in strong markets that are geographically compatible with our operations, and which can be acquired at an acceptable cost. In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. Royal Bancshares currently has no formal commitments with respect to future acquisitions although discussions with acquisition candidates take place occasionally.

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

ENVIRONMENT COMPLIANCE

        Royal Bancshares and its subsidiaries' compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2004, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2005.

SUPERVISION AND REGULATION

        Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities.

        The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulation on Royal Bancshares and its subsidiaries.

        To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. Royal Bancshares cannot determine the likelihood or timing of any such proposals or legislations or the impact they may have on Royal Bancshares and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on Royal Bancshares's business.

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

        Royal Bancshares is subject to the provisions of the Holding Company Act, and to supervision, regulation and examination by the Federal Reserve Board. The Holding Company Act requires Royal Bancshares to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the Holding Company Act prohibits Royal Bancshares from acquiring more than 5% of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

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

        As a bank holding company, Royal Bancshares is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Holding Company Act. The Federal Reserve Board may also make examinations of the holding company and any or all of subsidiaries. Further, under the Holding Company Act and the Federal Reserve Board's regulation, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection, with any extension of credit or provision of credit of any property or services. The so called "anti-tying" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or service from Royal Bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of Royal Bank, its bank holding company or any subsidiary of its bank holding company.

        Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to Royal Bank holding company or any of its subsidiaries, on investments in the stock or other securities of Royal Bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

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

        Federal law also prohibits the acquisition of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of Royal Bank or bank holding company or to vote 25% or more of any class of voting securities of Royal Bank holding company.

        Royal Bank. The deposits of Royal Bank are insured by the FDIC. Royal Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and by the FDIC. In addition, Royal Bank is subject to a variety of local, state and federal laws that affect its operation.

        The Pennsylvania Department of Banking and the FDIC routinely examine Pennsylvania state-chartered, non-member banks such as Royal Bank in areas such as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather that Royal Bancshares' shareholders.

        Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of banks with respect to mergers and consolidations, and the establishment of branches. Pennsylvania law permits statewide branching.

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

        Under the Community Reinvestment Act ("CRA"), the FDIC uses a five-point rating scale to assign a numerical score for a bank's performance in each of three areas: lending, service and investment. Under the CRA, the FDIC is required to: (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank's record of meeting the credit needs of its entire community, including low-and moderate-income neighborhoods. This evaluation will include a descriptive rate ("outstanding," "satisfactory," "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. After its most recent examination of Royal Bank under CRA, the FDIC gave Royal Bank a CRA rating of satisfactory.

        A subsidiary bank of a holding company is subject to certain restrictions imposed by the Federal Reserve Act, as amended, on any extensions of credit to Royal Bank holding company or its subsidiaries, on investments in the stock or other securities of Royal Bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act, as amended, and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person who becomes a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

        Under Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions in any one day of which Royal Bank is aware that exceed $10,000 in the aggregate. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

        GENERAL. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDIC Improvement Act") includes several provisions that have a direct impact on Royal Bank. The most significant of these provisions are discussed below.

        The FDIC is required to conduct periodic full-scope, on-site examinations of Royal Bank. In order to minimize losses to the deposit insurance funds, the FDIC Improvement Act establishes a format to monitor FDIC-insured institutions and to enable "prompt corrective action" by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDIC Improvement Act establishes five "capital" categories. They are: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The overall goal of these capital measures is to impose scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized.

        Under current regulations, a "well-capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level. Royal Bank is presently categorized as a "well-capitalized" institution.

        An "adequately capitalized" institution is one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier 1 Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement is measured in the form of Tier 1 capital, this also will mean that a bank would need to maintain at least 4% Tier 1 risk-based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed "adequately capitalized."

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

        The FDIC's guidelines establish the following limits for LTV ratios:

            Loan Category                                      LTV Limit
            -----------------------------------------          ---------
            Raw Land                                              65%
            Land Development
            Construction:
                Commercial, Multifamily (includes
                 condos and co-ops), and other
                 Nonresidential                                   80%
                Improved Property                                 85%
            Owner occupied 1-4 Family and Home Equity
                (without credit enhancements)                     90%

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

        TRUTH IN SAVINGS ACT. The FDIC Improvement Act also contains the Truth in Savings Act. The purpose of this Act is to require the clear and uniform disclosure of the rates of interest that are payable on deposit accounts by Royal Bank and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. This Act requires Royal Bank to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned,
(2) the amount of interest earned, (3) the amount of any fees and charges imposed and (4) the number of days in the reporting period. This Act allows for civil lawsuits to be initiated by customers if Royal Bank violates any provision or regulation under this Act.

GRAMM-LEACH-BLILEY ACT OF 1999. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:

        o Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and

        o Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

        In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state insurance law. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. It revises and expands the framework of the Holding Company Act to permit a holding company to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

        o Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

        o   Modifies the laws governing the implementation of the CRA; and

        o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

        In order for Royal Bancshares to take advantage of the ability to affiliate with other financial service providers, Royal Bancshares must become a "Financial Holding Company." To become a Financial Holding Company, a company must file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve Board must determine that each insured depository institution subsidiary of Royal Bancshares has at least a "satisfactory" CRA rating. Royal Bancshares currently meets the requirements to make an election to become a Financial Holding Company. Royal Bancshares' management has not determined at this time whether it will seek an election to become a Financial Holding Company. Royal Bancshares continues to examine its strategic business plan to determine whether, based, among other factors, on market conditions, the relative financial conditions of Royal Bancshares and its subsidiaries, regulatory capital requirements and general economic conditions, Royal Bancshares desires to utilize any of the expanded powers provided in the Financial Service Modernization Act.

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

        Although the long-range effect of the Financial Services Modernization Act cannot be predicted, Royal Bancshares and Royal Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Royal Bancshares and Royal Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Royal Bancshares and Royal Bank.

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

        SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted "SOX". The stated goals of the SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

        SOX is the most far-reaching U.S. securities legislation enacted in some time. SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating too many of SOX's new requirements, the final scope of the requirements remains to be determined.

        The SOX addresses, among other matters:

        o New requirements for audit committees of reporting companies, including independence, expertise, and responsibilities;

        o Certification of financial statements by the chief executive officer and chief financial officer;

        o The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

        o Increased disclosure and reporting obligations for the reporting company and their directors and executive officers with other banks regulatory requirements;

        o       Disclosure of off-balance sheet transactions;

        o A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

        o Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

        o       "Real time" filing of periodic reports;

        o The formation of an independent public accounting oversight board;

        o New standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; and

        o Various increased civil and criminal penalties for fraud and other violations of securities laws.

        Section 404 of SOX requires Royal Bancshares to include in its Annual Report on Form 10-K for fiscal years ending after November 15, 2004, a report by its management and an attestation report by its independent registered public accounting firm on the adequacy of Royal Bancshares' internal control over financial reporting. Management's internal control report must, among other things, set forth management's assessment of the effectiveness of Royal Bancshares' internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. See Item 9A of this Report.

REGULATION W. Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Sections 23A and 23B of Federal Reserve Act. The FDIC Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, Royal Bank's holding company and companies that are under common control with Royal Bank. Royal Bancshares is considered to be an affiliate of Royal Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

        o To an amount equal to 10% of Royal Bank's capital and surplus, in the case of covered transactions with any one affiliate; and

        o To an amount equal to 20% of Royal Bank's capital and surplus, in the case of covered transactions with all affiliates.

        In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to Royal Bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

        o       A loan or extension of credit to an affiliate;

        o A purchase of, or an investment in, securities issued by an affiliate;

        o       A purchase of assets from an affiliate, with some exceptions;

        o The acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

        o This issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

        In addition, under Regulation W:

        o A bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

        o Covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

        o With some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

        Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of Royal Bank's capital and surplus.

MONETARY POLICY

        The earnings of Royal Bank are affected by the policies of regulatory authorities including the Federal Reserve Board. An important function of the Federal Reserve System is to influence the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities, changes in reserve requirements against member bank deposits and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans and investments and deposits. Their use may also affect rates charged on loans or paid for deposits.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

        The accounting and reporting policies of Royal Bancshares conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to loans, the allowance for loan losses and deferred tax assets. The policies which significantly affect the determination of Royal Bancshares's financial position, results of operations and cash flows, are summarized in Note A "Summary of Significant Accounting Polices" of the Notes to Consolidated Financial Statements and are discussed in the section captioned "Recent Accounting Pronouncements" of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

        Royal Bancshares considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts of timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

        Royal Bancshares recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that Royal Bancshares may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

AVAILABLE INFORMATION

        Upon a shareholder's written request, a copy of Royal Bancshares' Annual Report on 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Securities Exchange Act
Rule 13a-1, may be obtained without charge, on our website www.royalbankamerica.com or from Jeffrey T. Hanuscin, Chief Financial Officer, Royal Bank America, 732 Montgomery Avenue, Narberth, PA 19072.

ITEM 2.  PROPERTIES

        Royal Bank has twenty banking offices, which are located in Pennsylvania and New Jersey.

                               ROYAL BANK AMERICA

Narberth Office (1)        Villanova Office                  King of Prussia Office (1)
------------------------   -------------------------------   --------------------------
732 Montgomery Avenue      801 East Lancaster Avenue         Rt. 202 at Wilson Road
Narberth, PA 19072         Villanova, PA 19085               King of Prussia, PA 19406

Walnut Street Office       Shillington Office                Bridgeport Office (1)
------------------------   -------------------------------   --------------------------
1230 Walnut Street         516 East Lancaster Avenue         105 W. 4th Street
Philadelphia, PA 19107     Shillington, PA 19607             Bridgeport, PA 19406

Fairmont Office (1)        Trooper Office (1)                Henderson Road Office
------------------------   -------------------------------   --------------------------
401 Fairmont Avenue        Trooper and Egypt Roads           Bielder and Henderson Roads
Philadelphia, PA 19123     Trooper, PA 19401                 King of Prussia, PA 19406

Castor Office (1)          Reading Office                    Phoenixville Office (1)
------------------------   -------------------------------   --------------------------
6331 Castor Avenue         501 Washington Avenue             808 Valley Forge Road
Philadelphia, PA 19149     Reading, PA 19601                 Phoenixville, PA 19460

15th Street Office         Jenkintown Office (1)             Turnersville Office
------------------------   -------------------------------   --------------------------
30 South Street            600 Old York Road                 3501 Black Horse Pike
Philadelphia, PA 19102     Jenkintown, PA 19046              Turnersville, NJ 08012

Grant Avenue Office (1)    Narberth Training Center (1)(2)   Storage Facility (1)
------------------------   -------------------------------   --------------------------
1650 Grant Avenue          814 Montgomery Avenue             3836 Spring Garden Street
Philadelphia, PA 19115     Narberth, PA 19072                Philadelphia, PA 19104

                            ROYAL ASIAN BANK DIVISION

Northeast Office           Cheltenham Office                 Upper Darby Office
------------------------   -------------------------------   --------------------------
6526 Castor Avenue         418 Oak Lane                      7001 West Chester Pike
Philadelphia, PA 19149     Philadelphia, PA 19126            Upper Darby, PA 19082

Loan Production Office
----------------------
215 Main Street
Fort Lee, NJ 07024

        (1) Owned
        (2) Used for employee training

        Royal Bank owns eleven of the above properties. One property is subject to a mortgage. The remaining ten properties are leased with expiration dates between 2005 and 2012. During 2004, Royal Bank made aggregate lease payments of approximately $664,000. Royal Bank believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for Royal Bank's purposes. Royal Bank also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR ROYAL BANK'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

        On September 6, 1988, Royal Bancshares' Class A Common Stock commenced trading on the NASDAQ National Market System (NASDAQ/NMS). Royal Bancshares' NASDAQ Symbol is RBPAA and is included in the NASDAQ National Market Stock Table, which is published in most major newspapers. There is no market for Royal Bancshares' Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the range of high, low-end and closing bid prices for Royal Bancshares' stock as reported by NASDAQ.

                                   BID PRICES

        2004                                    HIGH       LOW        CLOSE
        -----------------------------------   --------   --------   --------
        First Quarter......................   $ 26.471   $ 23.922   $ 25.000
        Second Quarter.....................     25.588     20.931     24.314
        Third Quarter......................     24.892     21.618     23.794
        Fourth Quarter.....................     29.304     23.441     26.490

        2003                                    HIGH       LOW        CLOSE
        -----------------------------------   --------   --------   --------
        First Quarter......................   $ 20.713   $ 17.061   $ 18.704
        Second Quarter.....................     21.146     18.618     20.588
        Third Quarter......................     26.384     20.118     25.808
        Fourth Quarter.....................     26.105     23.357     24.510

        (Source:  This summary reflects information supplied by NASDAQ.)

        The bid information shown above is derived from statistical reports of the NASDAQ Stock Market and reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The bid prices reflect the 2% stock dividend that was declared on December 15, 2004. The NASDAQ Stock Market, Inc., is a wholly-owned subsidiary of National Association of Securities Dealers, Inc.

        The approximate number of recorded holders of Royal Bancshares' Class A and Class B Common Stock, as of February 28, 2005, is shown below:

        TITLE OF CLASS                        NUMBER OF RECORD HOLDERS
        -----------------------------------   ------------------------
        Class A Common Stock                             367
        Class B Common Stock                             147

        Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was approximately 420 as of February 28, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following two tables discloses the number of outstanding options, warrants and rights granted by Royal Bancshares to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under the plans. The tables provide this information separately for equity compensation plans that have and have not been approved by security holders.

                                                                                                           (c)
                                                                                                   Number of securities
                                                      (a)                                         remaining available for
                                            Number of securities to             (b)                future issuance under
                                                be issued upon            Weighted-average          equity compensation
                                            exercise of outstanding       exercise price of          plans (excluding
                                             options, warrants and       outstanding options,     securities reflected in
                                                    rights               warrants and rights            column (a))
                                           ------------------------   ------------------------   ------------------------
OUTSIDE DIRECTORS STOCK OPTION PLAN
 Equity compensation plan approved
 by stockholders                                             79,044                    $ 17.29                     66,903

Equity compensation plan not
 approved by stockholders                                        --                         --                         --
                                           ------------------------                              ------------------------
Total                                                        79,044                    $ 17.29                     66,903

                                                                                                           (c)
                                                                                                   Number of securities
                                                      (a)                                         remaining available for
                                            Number of securities to             (b)                future issuance under
                                                be issued upon            Weighted-average          equity compensation
                                            exercise of outstanding       exercise price of          plans (excluding
                                             options, warrants and       outstanding options,     securities reflected in
                                                    rights               warrants and rights            column (a))
                                           ------------------------   ------------------------   ------------------------
EMPLOYEES STOCK OPTION PLAN
 Equity compensation plan approved
 by stockholders                                            593,539                    $ 19.18                     77,026

Equity compensation plan not
 approved by stockholders                                        --                         --                         --
                                           ------------------------                              ------------------------
Total                                                       593,539                    $ 19.18                     77,026

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

        On December 15, 2004, the Board of Directors of Royal Bancshares declared a 2% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 12, 2005, to shareholders of record on December 29, 2004. The stock dividend resulted in the issuance of 200,814 additional shares of Class A common stock and 38,865 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

        Cash Dividends. Royal Bancshares paid cash dividends in each quarter of 2004 and 2003 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $12.2 million and $11.3 million for 2004 and 2003, respectively. The following table sets forth on a quarterly basis dividends, paid to holders of each Class A and Class B Common Stock for 2004 and 2003, adjusted to give effect to the stock dividends paid.

                                                     CASH DIVIDENDS PER SHARE
                                                   -----------------------------
        2004                                          CLASS A         CLASS B
        ----------------------------------------   -------------   -------------
        First Quarter...........................   $       .2500   $       .2875
        Second Quarter..........................   $       .2500   $       .2875
        Third Quarter...........................   $       .2500   $       .2875
        Fourth Quarter..........................   $       .2500   $       .2875

                                                     CASH DIVIDENDS PER SHARE
                                                   -----------------------------
        2003                                          CLASS A         CLASS B
        ----------------------------------------   -------------   -------------
        First Quarter...........................   $       .2375   $       .2731
        Second Quarter..........................   $       .2375   $       .2731
        Third Quarter...........................   $       .2375   $       .2731
        Fourth Quarter..........................   $       .2500   $       .2875

        Future dividends must necessarily depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of Royal Bancshares considers dividend policy. Cash necessary to fund dividends available for dividend distributions to the shareholders of Royal Bancshares must initially come from dividends paid by Royal Bank to Royal Bancshares. Therefore, the restrictions on the Royal Bank's dividend payments are directly applicable to Royal Bancshares. Under the Pennsylvania Banking Code of 1965, as amended, Royal Bank places a restriction on the availability of capital surplus for payment of dividends.

        Under the Pennsylvania Business Corporation Law of 1988, as amended, Royal Bancshares may pay dividends only if after payment Royal Bancshares would be able to pay its debts as they become due in the usual course of business and the total assets are greater than the sum of its total liabilities plus the amount that would be needed if Royal Bancshares were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. See Regulatory Matters Note to the Consolidated Financial Statements in Item 8 of this report.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating information for Royal Bancshares should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes in Item 8:

                                                                       YEARS ENDED DECEMBER 31,
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      ---------------------------------------------------------
INCOME STATEMENT DATA (IN THOUSANDS)                     2004        2003        2002        2001        2000
----------------------------------------------------  ---------   ---------   ---------   ---------   ---------
Interest income                                       $  67,541   $  72,320   $  77,104   $  69,224   $  58,875
Interest expense                                         27,301      29,941      36,491      31,808      22,549
                                                      ---------   ---------   ---------   ---------   ---------
Net interest income                                      40,240      42,379      40,613      37,416      36,326
Provision for loan losses                                     6         674         250          --         250
                                                      ---------   ---------   ---------   ---------   ---------
Net interest income after loan losses                    40,234      41,705      40,363      37,416      36,076
     Gains on sale of loans                                 480         637         767         372          --
     Gains on sale of real estate                         2,102         568         455         188          53
     Gains (losses) on investment securities                810         719         790          60      (1,302)
     Income related to equity investments ("VIE")         7,133          --          --          --          --
     Other income                                         2,635       1,780       1,188       1,118       1,207
                                                      ---------   ---------   ---------   ---------   ---------
Total other income                                       13,160       3,704       3,200       1,738         (42)
Income before other expenses & income taxes              53,394      45,410      43,563      39,154      36,034
Non-interest expense
     Salaries and benefits                               10,767       9,959       9,440      10,479       7,979
     Expenses related to equity investments ("VIE")       4,780          --          --          --          --
     Other                                                9,900       8,929       9,481       7,124       5,813
                                                      ---------   ---------   ---------   ---------   ---------
Total operating expenses                                 25,447      18,888      18,921      17,603      13,792
                                                      ---------   ---------   ---------   ---------   ---------
Income before taxes                                      27,947      26,522      24,642      21,551      22,242
Incomes taxes                                             7,914       7,996       7,237       5,797       7,982
                                                      ---------   ---------   ---------   ---------   ---------
Net income                                            $  20,033   $  18,526   $  17,405   $  15,754   $  14,260
                                                      =========   =========   =========   =========   =========

Basic earnings per share (1)                          $    1.60   $    1.49   $    1.41   $    1.29   $    1.18
                                                      ---------   ---------   ---------   ---------   ---------
Diluted earnings per share (1)                        $    1.59   $    1.49   $    1.38   $    1.27   $    1.16
                                                      ---------   ---------   ---------   ---------   ---------

(1) Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 2% stock dividend in December 2004, a 2% stock dividend in January 2004, a 3% stock dividend in 2003, a 6% stock dividend in 2002, a 5% stock dividend in 2001, and a 5% stock dividend in 2000.

                                                                 AS OF DECEMBER 31,
                                    ----------------------------------------------------------------------------
BALANCE SHEET DATA (IN THOUSANDS)       2004            2003            2002            2001            2000
---------------------------------   ------------    ------------    ------------    ------------    ------------
Total assets                        $  1,205,274    $  1,154,410    $  1,088,484    $    930,980    $    630,081
Total average assets                   1,194,008       1,160,354       1,048,875         788,419         573,780
Loans, net                               454,775         500,131         564,264         634,347         411,973
Total deposits                           742,382         791,059         820,840         701,860         472,582
Total borrowings                         222,000         212,000         124,500          70,225          30,000
Total stockholders equity                140,876         134,833         121,331         108,449         103,502
Total average stockholders equity        137,622         127,728         114,655         105,072          99,746
Return on average assets                     1.7%            1.6%            1.7%            2.0%            2.5%
Return on average equity                    14.6%           14.5%           15.2%           15.0%           14.3%
Average equity to average assets            11.5%           11.0%           10.9%           13.3%           17.4%
Cash dividend payout ratio                  60.9%           61.1%           60.8%           56.9%           55.0%

AVERAGE BALANCES

        The following table represents the average daily balances of assets, liabilities and shareholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                                         2004                                          2003
                                     --------------------------------------------    ------------------------------------------
                                       AVERAGE                          YIELD/         AVERAGE                        YIELD/
                                       BALANCE         INTEREST          RATE          BALANCE        INTEREST         RATE
                                     ------------    ------------    ------------    ------------   ------------   ------------
ASSETS (In thousands)

Interest bearing deposits            $     34,702    $        409            1.18%   $     40,856   $        475           1.16%
Federal funds                               8,644             102            1.18%         13,598            142           1.04%
Investment securities
  Held to maturity                        141,799           6,365            4.49%         46,302          3,087           6.67%
  Available for sale                      399,361          20,621            5.16%        446,210         22,007           4.93%
                                     ------------    ------------    ------------    ------------   ------------   ------------
Total investment securities               541,160          26,986            4.99%        492,512         25,094           5.10%
Loans
  Commercial and Industrial               199,645          14,241            7.13%        225,224         15,812           7.02%
  Real estate secured                     267,757          25,504            9.53%        333,168         30,532           9.16%
  Other loans                               4,124             299            7.25%          4,373            265           6.06%
                                     ------------    ------------    ------------    ------------   ------------   ------------
        Total loans                       471,526          40,044            8.49%        562,765         46,609           8.28%
                                     ------------    ------------    ------------    ------------   ------------   ------------
Total interest earnings
 assets                                 1,056,032          67,541            6.40%      1,109,731         72,320           6.52%
Non interest earnings assets
  Cash & due from banks                     9,720                                           8,348
  Other assets                            142,455                                          56,780
  Allowance for loan loss                 (12,503)                                        (12,472)
  Unearned discount                        (1,696)                                         (2,033)
                                     ------------                                   -------------
Total non-interest earning
 assets                                   137,976                                          50,623
                                     ------------                                   -------------
Total assets                         $  1,194,008                                   $   1,160,354
                                     ============                                   =============

                                                         2002
                                     -------------------------------------------
                                       AVERAGE                         YIELD/
                                       BALANCE         INTEREST         RATE
                                     ------------    ------------    -----------
ASSETS (In thousands)

Interest bearing deposits            $     32,760    $        682           2.08%
Federal funds                              16,780             272           1.62%
Investment securities
  Held to maturity                         53,226           4,019           7.55%
  Available for sale                      297,457          18,817           6.33%
                                     ------------    ------------    -----------
Total investment securities               350,683          22,836           6.51%
Loans
  Commercial and Industrial               230,556          17,020           7.38%
  Real estate secured                     383,816          36,070           9.40%
  Other loans                               2,784             224           8.05%
                                     ------------    ------------    -----------
        Total loans                       617,156          53,314           8.64%
                                     ------------    ------------    -----------
Total interest earnings                 1,017,379          77,104           7.58%
 assets
Non interest earnings assets
  Cash & due from banks                     8,597
  Other assets                             38,039
  Allowance for loan loss                 (12,108)
  Unearned discount                        (3,032)
                                     ------------
Total non-interest earning
 assets                                    31,496
                                     ------------
Total assets                         $  1,048,875
                                     ------------

                                                         2004                                          2003
                                     --------------------------------------------    ------------------------------------------
                                       AVERAGE                          YIELD/         AVERAGE                        YIELD/
                                       BALANCE         INTEREST          RATE          BALANCE        INTEREST         RATE
                                     ------------    ------------    ------------    ------------   ------------   ------------
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
    Savings                          $     24,278    $        152            0.63%   $     23,714   $        182           0.77%
    Now                                    34,181             244            0.71%         32,510            339           1.04%
    Money market                          426,895           7,721            1.81%        442,873          9,661           2.18%
    Time deposits                         218,756           8,577            3.92%        269,293         12,011           4.46%
                                     ------------    ------------    ------------    ------------   ------------   ------------
Total interest bearing deposits           704,110          16,694            2.37%        768,390         22,193           2.89%
Federal funds                                  --              --              --              --             --             --
Borrowings                                221,741           8,744            3.94%        183,339          7,748           4.23%
Obligation through equity
 investments                               55,558           1,639            2.95%             --             --             --
Subordinate debt                            4,448             224            5.06%             --             --             --
                                     ------------    ------------    ------------    ------------   ------------   ------------
Total interest bearing liabilities        985,857          27,301            2.77%        951,729         29,941           3.15%
                                     ------------    ------------    ------------    ------------   ------------   ------------
    Non interest bearing deposits          57,789                                          56,814
    Other liabilities                      12,740                                          24,083
                                     ------------                                    ------------
Total liabilities                       1,056,386                                       1,032,626
    Shareholders' equity                  137,622                                         127,728
                                     ------------                                    ------------
Total liabilities and
    Shareholders' equity             $  1,194,008                                    $  1,160,354
                                     ============                                    ============
Net interest income                                  $     40,240                                   $     42,379
                                                     ============                                   ============
Net interest margin                                                          3.81%                                         3.82%
                                                                     ============                                  ============

                                                         2002
                                     -------------------------------------------
                                       AVERAGE                         YIELD/
                                       BALANCE         INTEREST         RATE
                                     ------------    ------------    -----------

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
    Savings                          $     25,658    $        370            1.44%
    Now                                    34,866             697            2.00%
    Money market                          270,454           8,491            3.14%
    Time deposits                         385,370          19,358            5.02%
                                     ------------    ------------    ------------
Total interest bearing deposits           716,348          28,916            4.04%
Federal funds                                  --              --              --
Borrowings                                137,460           7,575            5.51%
Obligation through equity
 investments                                   --              --              --
Subordinate debt                               --              --              --
                                     ------------    ------------    ------------
Total interest bearing liabilities        853,808          36,491            4.27%
                                     ------------    ------------    ------------
    Non interest bearing deposits          53,800
    Other liabilities                      26,602
                                     ------------
Total liabilities                         934,210
    Shareholders' equity                  114,665
                                     ------------
Total liabilities and
    Shareholders' equity             $  1,048,875
                                     ============
Net interest income                                  $     40,613
                                                     ============
Net interest margin                                                          3.99%
                                                                     ============

(1) Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

RATE VOLUME

        The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended December 31, 2004 and 2003, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

                                                         2004 VS 2003                        2003 VS 2002
                                                        CHANGES DUE TO:                     CHANGES DUE TO:
                                               --------------------------------    --------------------------------
                                                VOLUME       RATE        TOTAL      VOLUME       RATE        TOTAL
                                               --------    --------    --------    --------    --------    --------
                                                                          (IN THOUSANDS)
INTEREST INCOME

Interest bearing deposits in banks             $    (73)   $      7    $    (66)   $    142    $   (349)   $   (207)
Federal funds sold                                  (57)         17         (40)        (45)        (85)       (130)
Investments securities
    Held to maturity                              4,573      (1,295)      3,278        (491)       (441)       (932)
    Available for sale                           (2,384)        998      (1,386)      7,972      (4,782)      3,190
                                               --------    --------    --------    --------    --------    --------
Total investment securities                       2,189        (297)      1,892       7,481      (5,223)      2,258
Loans
    Commercial and industrial                    (1,820)        249      (1,571)       (387)       (821)     (1,208)
    Mortgages secured by real estate             (6,192)      1,164      (5,028)     (4,659)       (880)     (5,538)
    Other loans                                     (16)         50          34         106         (65)         41
                                               --------    --------    --------    --------    --------    --------
Total loans                                      (8,028)      1,463      (6,565)     (4,940)     (1,766)     (6,705)
                                               --------    --------    --------    --------    --------    --------
Total increase (decrease) in interest income     (5,969)      1,190      (4,779)      2,638      (7,423)     (4,784)

INTEREST EXPENSE

Deposits
    Savings                                    $      4    $    (34)   $    (30)   $    (26)   $   (162)   $   (188)
    Now and Money Market                           (959)     (1,076)     (2,035)      4,109      (3,297)        812
    Time deposits                                (2,106)     (1,328)     (3,434)     (5,353)     (1,994)     (7,347)
                                               --------    --------    --------    --------    --------    --------
           Total deposits                        (3,061)     (2,438)     (5,499)     (1,270)     (5,453)     (6,723)
    Borrowings                                    3,200        (341)      2,859       2,182      (2,009)        173
                                               --------    --------    --------    --------    --------    --------
Total increase(decrease) in interest expense        139      (2,779)     (2,640)        912      (7,462)     (6,550)

Total increase(decrease) in net interest
 income                                        $ (6,108)   $  3,969    $ (2,139)   $  1,726    $     39    $  1,766
                                               ========    ========    ========    ========    ========    ========

LOANS

         The following table reflects the composition of the loan portfolio of Royal Bank and the percent of gross outstandings represented by each category at the dates indicated.

                                                              AS OF DECEMBER 31,
                                                                (IN THOUSANDS)
                              ----------------------------------------------------------------------------------
                                        2004                         2003                         2002
                              ------------------------     ------------------------     ------------------------
Comm'l and Industrial         $  208,204            44%    $  225,268            44%    $  241,373            42%
Real Estate Secured              258,747            55%       286,997            55%       333,972            57%
Other                              4,087             1%         4,942             1%         3,509             1%
                              ----------    ----------     ----------    ----------     ----------    ----------
    Total gross loans            471,038           100%       517,207           100%       578,854           100%
Unearned income                   (1,540)                      (1,203)                      (1,082)
Discount on loans purchased           --                         (290)                      (1,038)
                              ----------                   ----------                   ----------
                                 469,498                      515,714                      576,734
Allowance for loan loss          (12,519)                     (12,426)                     (12,470)
                              ----------                   ----------                   ----------
    Total net loans           $  456,979                   $  503,288                   $  564,264
                              ==========                   ==========                   ==========

                                                 AS OF DECEMBER 31,
                                                   (IN THOUSANDS)
                              -----------------------------------------------------
                                        2001                         2000
                              ------------------------     ------------------------
Comm'l and Industrial         $  218,498            34%    $  193,398            45%
Real Estate Secured              417,028            64%       230,999            54%
Other                             13,909             2%         4,561             1%
                              ----------    ----------     ----------    ----------
    Total gross loans            649,435           100%       428,958           100%
Unearned income                   (1,056)                      (1,992)
Discount on loans purchased       (2,144)                      (3,020)
                              ----------                   ----------
                                 646,235                      423,946
Allowance for loan loss          (11,888)                     (11,973)
                              ----------                   ----------
    Total net loans           $  634,347                   $  411,973
                              ==========                   ==========

ANALYSIS OF ALLOWANCE FOR LOAN LOSS

                                                                 YEAR ENDING DECEMBER 31,
                                                                      (IN THOUSANDS)
                                           --------------------------------------------------------------------
                                              2004          2003           2002          2001           2000
                                           ----------    ----------     ----------    ----------     ----------
Total Loans                                $  469,498    $  515,714     $  576,734    $  646,235     $  423,946
                                           ==========    ==========     ==========    ==========     ==========
Daily average loan balance                 $  471,526    $  562,765     $  617,156    $  543,854     $  404,794
                                           ==========    ==========     ==========    ==========     ==========
Allowance for loan loss:
   Balance at the beginning of the year    $   12,426    $   12,470     $   11,888    $   11,973     $   11,737
   Charge offs by loan type:
      Commercial                                   --            22             47            82            523
      Real  estate                                204           789            878           435            105
                                           ----------    ----------     ----------    ----------     ----------
   Total charge offs                              204           811            925           517            628
   Recoveries by loan type:
      Commercial                                   37            26             19           212            596
      Individual                                    4             2             32            32              4
      Real estate                                 250            65          1,206           188             14
                                           ----------    ----------     ----------    ----------     ----------
   Total recoveries                               291            93          1,257           432            614
                                           ----------    ----------     ----------    ----------     ----------
   Net recoveries (loan charge offs)               87          (718)           332           (85)           (14)
      Provision for loan loss                       6           674            250            --            250
                                           ----------    ----------     ----------    ----------     ----------
Balance at end of year                     $   12,519    $   12,426     $   12,470    $   11,888     $   11,973
                                           ==========    ==========     ==========    ==========     ==========
Net charge offs to average loans                 0.02%        (0.13%)         0.05%        (0.02%)           --
                                           ==========    ==========     ==========    ==========     ==========
Allowance to total loans at year end             2.67%         2.41%          2.16%         1.84%          2.82%
                                           ==========    ==========     ==========    ==========     ==========

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

        While Royal Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that the regulators, in reviewing Royal Bank's loan portfolio, will not request Royal Bancshares to materially increase its allowances for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependant upon future events and, as such, further additions to the level of specific and general loss allowances could become necessary.

LOANS AND LEASE FINANCING RECEIVABLES

        The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

                                                                              AS OF DECEMBER 31,
                                                                                (IN THOUSANDS)
                                                                      ---------------------------------
                                                                         2004        2003        2002
                                                                      ---------   ---------   ---------
Loans secured by real estate
   Construction and land development                                  $ 106,428   $ 107,463   $  82,736
   Secured by 1-4 family residential properties:
   Revolving, open-end loans secured by 1-4 family residential
    properties and extended under lines of credit                         7,369       5,854       7,564
      All other loans secured by 1-4 family residential properties:
         Secured by first liens                                          36,136      50,716     116,248
         Secured by junior liens                                          4,515       3,796       3,418
   Secured by multi family (5 or more) residential properties            15,256      21,728      33,017
   Secured by nonfarm nonresidential properties                          85,545      97,902      87,448
   Commercial and industrial loans to US addresses                      208,204     225,268     241,373
Loans to individuals for household, family, and other personal
 expenditures                                                             1,346       1,182       3,146
Obligations of state and political subdivisions in the US                 1,769       3,134       3,541
All other loans                                                           4,470         163         363
Less: Any unearned income on loans listed above                           1,540       1,492       2,120
                                                                      ---------   ---------   ---------
   Total loans and leases, net of unearned income                     $ 469,498   $ 515,714   $ 576,734
                                                                      =========   =========   =========

CREDIT QUALITY

        The following table presents the principal amounts of nonaccruing loans and other real estate.

                                                                            AS OF DECEMBER 31,
                                                                             (IN THOUSANDS)
                                                 -----------------------------------------------------------------------
                                                     2004           2003          2002           2001           2000
                                                 -----------    -----------    -----------    -----------    -----------
Non-accruing loans (1)(2)                        $     4,526    $    11,328    $    11,908    $    10,794    $     3,548
Other real estate                                      5,424          4,371          1,444            884             --
                                                 -----------    -----------    -----------    -----------    -----------
         Total nonperforming assets              $     9,950    $    15,699    $    13,352    $    11,678    $     3,548
                                                 ===========    ===========    ===========    ===========    ===========
Nonperforming assets to total assets                    0.83%          1.36%          1.23%          1.25%          0.56%
                                                 ===========    ===========    ===========    ===========    ===========
Nonperforming loans to total loans                      0.96%          2.20%          2.06%          1.67%          0.84%
                                                 ===========    ===========    ===========    ===========    ===========
Allowance for loan loss to nonperforming loans        276.54%        109.69%        104.72%        110.14%        337.46%
                                                 ===========    ===========    ===========    ===========    ===========

(1) Generally, a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $209,000 for 2004, $401,000 for 2003, $473,000 for 2002,
    $526,000 for 2001, $319,000 for 2000.

INVESTMENT SECURITIES

        The contractual maturity distribution and weighted average rate of Royal Bancshares' investments held to maturity and available for sale portfolios at December 31, 2004 are presented in the following table. Weighted average rates on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%.

                                                         AS OF DECEMBER 31, 2004
                                                              (IN THOUSANDS)
                              ------------------------------------------------------------------------------
                                                            AFTER 1 YEAR BUT           AFTER 5 YEARS, BUT
                                   WITHIN 1 YEAR              WITHIN 5 YEARS             WITHIN 10 YEARS
                              -----------------------    -----------------------    ------------------------
                                AMOUNT        RATE         AMOUNT        RATE         AMOUNT         RATE
                              ----------   ----------    ----------   ----------    ----------    ----------
SECURITIES HELD TO MATURITY
Mortgage backed
 securities                   $       --           --%   $       52          9.0%   $       --            --%
Agencies                              --           --%      125,000          3.6%       60,000           4.0%
Other securities                  16,695          8.3%       10,300          5.7%           --            --%
                              ----------   ----------    ----------   ----------    ----------    ----------
Total                         $   16,695          8.3%   $  135,352          3.7%   $   60,000           4.0%
                              ==========   ==========    ==========   ==========    ==========    ==========

AVAILABLE FOR SALE
Mortgage backed
 securities                   $       --           --%   $    4,128          3.5%   $    6,028           3.5%
CMO'S                                 --           --%           --           --%           --            --%
Agencies                              --           --%           --           --%       58,793           3.8%
Foreign                            6,380          8.2%        3,125          8.0%           --            --%
Trust Preferred                       --           --%           --           --%           --            --%
Other securities                  21,227          3.4%      110,475          5.5%        3,843           5.7%
                              ----------   ----------    ----------   ----------    ----------    ----------
         Total                $   27,607          4.5%   $  117,728          5.5%   $   68,664           3.9%
                              ==========   ==========    ==========   ==========    ==========    ==========

                                   AFTER 10 YEARS                  TOTAL
                              ------------------------   ------------------------
                                AMOUNT        RATE         AMOUNT        RATE
                              ----------   ----------    ----------   ----------
SECURITIES HELD TO MATURITY
Mortgage backed
 securities                   $      180          3.8%   $      232          5.0%
Agencies                              --           --%      185,000          3.7%
Other securities                      --           --%       26,995          7.3%
                              ----------   ----------    ----------   ----------
Total                         $      180          3.8%   $  212,227          4.2%
                              ==========   ==========    ==========   ==========

AVAILABLE FOR SALE

Mortgage backed
 securities                   $   42,039          4.5%   $   52,195          4.3%
CMO'S                             29,473          4.4%       29,473          4.4%
Agencies                          34,512          4.9%       93,305          4.2%
Foreign                               --           --%        9,505          8.1%
Trust Preferred                   39,562          9.7%       39,562          9.7%
Other securities                   1,348          6.0%      136,893          5.2%
                              ----------   ----------    ----------   ----------
         Total                $  146,935          6.0%   $  360,934          5.3%
                              ==========   ==========    ==========   ==========

        The following tables presents the consolidated book values and approximate fair value at December 31, 2004 and 2003, respectively, for each major category of Royal Bancshares' investment securities portfolio for held to maturity securities and available for sale securities.

                                                          AS OF DECEMBER 31,
                                                            (IN THOUSANDS)
                                ---------------------------------------------------------------------
                                        2004                    2003                    2002
                                ---------------------   ---------------------   ---------------------
                                AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                   COST       VALUE        COST       VALUE       COST        VALUE
                                ---------   ---------   ---------   ---------   ---------   ---------
SECURITIES HELD TO MATURITY

Mortgage backed securities      $     232         232   $     340   $     340   $     538   $     538
US agencies                       185,000     184,267      91,630      91,333          --          --
Other securities                   26,995      27,366      21,121      22,602      30,076      32,207
                                ---------   ---------   ---------   ---------   ---------   ---------
         Total                  $ 212,227   $ 211,865   $ 113,091   $ 114,275   $  30,614   $  32,745
                                =========   =========   =========   =========   =========   =========

SECURITIES AVAILABLE FOR SALE

Mortgage backed securities      $  81,303   $  81,669   $ 110,596   $ 111,875   $ 235,965   $ 236,633
US agencies                        94,997      93,305     122,785     121,112          --          --
Trust preferred securities         37,196      39,562      36,251      37,139      39,160      37,329
Other securities                  141,679     146,398     161,488     170,713     130,598     135,405
                                ---------   ---------   ---------   ---------   ---------   ---------
         Total                  $ 355,175   $ 360,934   $ 431,120   $ 440,839   $ 405,723   $ 409,367
                                =========   =========   =========   =========   =========   =========

DEPOSITS

        The average balance of Royal Bank's deposits by major classifications for each of the last three years is presented in the following table.

                                                          AS OF DECEMBER 31,
                                                            (IN THOUSANDS)
                                -----------------------------------------------------------------------
                                        2004                    2003                    2002
                                ---------------------    ---------------------    ---------------------
                                 AVERAGE                  AVERAGE                  AVERAGE
                                 BALANCE      RATE        BALANCE      RATE        BALANCE      RATE
                                ---------   ---------    ---------   ---------    ---------   ---------
Demand deposits:
   Non interest bearing         $  57,789          --%   $  56,814          --%   $  53,800          --%
   Interest bearing (NOW)          34,181        0.71%      32,510        1.04%      34,866        2.00%
Money market deposits             426,895        1.81%     442,873        2.18%     270,454        3.14%
Savings deposits                   24,278        0.63%      23,714        0.77%      25,658        1.44%
Certificate of deposit            218,756        3.92%     269,293        4.46%     385,370        5.02%
                                ---------                ---------                ---------
         Total deposits         $ 761,899                $ 825,204                $ 770,148
                                =========                =========                =========

        The remaining maturity of Certificates of Deposit of $100,000 or greater:

                                            AS OF DECEMBER 31,
                                              (IN THOUSANDS)
                                          -----------------------
MATURITY                                     2004         2003
--------                                  ----------   ----------
Three months or less                      $   13,309   $    6,396
Over three months through twelve months       27,426       47,549
Over twelve months through five years         48,590       46,128
Over five years                                1,271        4,050
                                          ----------   ----------
         Total                            $   90,596   $  104,123
                                          ==========   ==========

SHORT AND LONG TERM BORROWINGS

                                                             YEAR ENDING DECEMBER 31,
                                                                 (IN THOUSANDS)
                                            ---------------------------------------------------------
                                               2004        2003        2002        2001        2000
                                            ---------   ---------   ---------   ---------   ----------
Short term borrowings                       $  17,500   $      --   $   3,000   $  30,000   $   3,000
Long term borrowings:
   Other borrowings                                --          --          --       2,725          --
   Obligations through equity investments      56,249          --          --          --          --
   Subordinated debt                           25,774          --          --          --          --
   FHLB advances                              204,500     212,000     124,500      67,500      30,000
                                            ---------   ---------   ---------   ---------   ---------
         Total  borrowings                  $ 304,023   $ 212,000   $ 127,500   $ 100,225   $  30,000
                                            =========   =========   =========   =========   =========

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Royal Bancshares and related notes (see Item 8).

FINANCIAL CONDITION

        Total assets increased $51 million, or 4%, to $1.21 billion at December 31, 2004 from $1.15 billion at year-end 2003.

        Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents increased $2.0 million, to $27.1 million at December 31, 2004. The average balance of cash and cash equivalents was approximately $53.1 million for 2004 versus
$62.8 million for 2003. The majority of this average balance is held in interest-bearing accounts or invested daily in overnight fed funds. The average balance of these funds that earn interest was $43.3 million in 2004. The increase in the balance of cash and cash equivalents at year end was primarily due to larger balances maintained with the Federal Reserve Bank along with pending funding needs.

        Investment Securities Held to Maturity. Held to maturity ("HTM") investment securities represents approximately 13.4% of average earning assets during 2004 and are comprised of primarily government agency bonds and corporate debt securities of investment grade quality, at the time of purchase. During 2004, HTM investment securities increased by $99.1 million to $212.2 million at December 31, 2004, from $113.1 million at December 31, 2003. The increase was primarily due to a change with the investments committee strategy to hold government agency bonds with a maximum maturity of five years as Held to Maturity.

        Investment Securities Available for Sale. AFS investment securities represent 37.8% of average earning assets during 2004 and are primarily comprised of government secured agency bonds and government secured mortgaged-backed securities, capital trust security issues of regional banks, domestic corporate debt and U.S. denominated foreign corporate debt. At December 31, 2004, AFS investment securities were $360.9 million as compared to $440.8 million at December 31, 2003, a decrease of $79.9 million. This decrease was primarily due to maturities, calls and principal payments of existing portfolio.

        Loans. Royal Bancshares' primary earning assets are loans, representing approximately 44.7% of average earning assets during 2004. The loan portfolio has historically been comprised primarily of business demand loans and commercial mortgages in roughly equal amounts, and to a significantly lesser extent, consumer loans comprised of one to four family residential and home equity loans. During 2004, total loans decreased $45.3 million from $500.1 million at December 31, 2003 to $454.8 million at December 31, 2004 primarily due to an increased number of loans being paid in full as compared to new originations. In the current interest rate environment, Royal Bank has avoided lending in transactions where its management perceived the risk/reward ratio to be too high.

        Deposits. Royal Bancshares' deposits are the primary source of funding. Total deposits decreased $48.7 million, or 6.2%, from $791.1 million at December 31, 2003 to $742.4 million at December 31, 2004. This decrease in deposits is primarily due to allowing brokered deposits to mature and not replacing the high cost funds. At December 31, 2004, brokered deposits were $65.3 million as compared to $80.9 million at December 31, 2003. Certificate of deposit accounts decreased $34.4 million, or 14.5% from $236.9 million at December 31, 2003 to $202.5 million at December 31, 2004. Other deposit categories comprised of demand, NOW, money markets and savings deposits decreased $14.3 million during 2004 over their levels at December 31, 2004. The decrease in all savings categories is primarily due to a reduction in interest rates offered.

        FHLB Borrowings. Borrowings are comprised of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Long-term FHLB borrowings decreased $7.5 million to $204.5 million at December 31, 2004 from $212.0 million at December 31, 2003 due to an advance being reclassified as a result of its remaining maturity being less than one year. At December 31, 2004 short term FHLB borrowings was $17.5 million. The average balance of borrowings during 2004 was $221.7 million versus $183.3 million for 2003.

        Other Borrowings. During 2004, Royal Bancshares completed a private placement of preferred trust securities in the aggregate amount of $25 million for a term of 30 years with a call feature of 5 years. In addition, as result of the adoption of FIN46(R) Royal Bancshares consolidated into its statement of condition $56.2 million of debt related to real estate equity investment of which $0 is guaranteed by Royal Bancshares.

        Shareholders' Equity. Shareholders' equity increased $6.0 million or 4.5% in 2004 to $140.9 million primarily due to net income of $20.0 million partially offset by $12.2 million in cash dividends paid in 2004. Additionally, shareholders' equity was affected by the decrease in market value of AFS investment securities during 2004, which resulted in an downward adjustment of $2.6 million.

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

        Net Income. Net income in 2004 was $20.0 million as compared to $18.5 million in 2003 and $17.4 million in 2002. Basic earnings per share were $1.60, $1.49 and $1.41 for 2004, 2003, and 2002, respectively. The $1.5 million increase in net income for 2004 represents an 8% increase over 2003, and is primarily attributable to an increase in non-interest income specifically with income from Bank Owned Life Insurance and gains from the disposition of Other Real Estate Owned. The $1.1 million increase in net income for 2003 represents a 6% increase over 2002, and is primarily attributed to the reduction of interest paid on deposits and borrowings as compared to income relating to loans and investment security portfolio, and to lesser extent, non-recurring fees and accretion income.

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

        Net interest income was $40.2 million in 2004 as compared to $42.4 million in 2003. The decrease in net interest income in 2004 of $2.2 million was primarily due to the reduction of the yield on earning assets along with a decline in the spread of earning assets as compared to costing liabilities in 2004.

        The increase in 2003 of net interest income of $1.8 million is primarily due to the reduction of interest paid on deposits and borrowings. Interest paid on interest bearing liabilities decreased $6.6 million from $36.5 million in 2002, to $29.9 million in 2003. The reduction is primarily due the reduction of rates offered during 2003.

LOANS AND MORTGAGES

                                          2004              2003              2002
                                     --------------    --------------    --------------
        Average loan outstandings    $  471,525,000    $  562,765,000    $  617,156,000
        Interest and fees on loans   $   40,044,000    $   46,609,000    $   53,314,000
        Average Yield                          8.49%             8.28%             8.64%

        Royal Bancshares continues to originate both fixed rate and variable rate loans. At December 31, 2004 variable rate loans represented 45% of total loans. Together with some match funding of fixed rate deposits to fixed rate loans, variable rate loans have helped Royal Bank manage interest rate risk.

        In 2004, the average balance of loans decreased $91.2 million to $471.5 million primarily due a large amount of loans being paid off as interest rates remained at historically low levels. The average yield on loans increased by 21 basis points in 2004 primarily due to the average loan run off being at a lower yield than the 2003 average yield , along with the Federal Reserve increasing the short term rates in the second half of 2004.

        In 2003, the average balance of loans decreased $54.3 million to $562.8 million primarily due a large amount of loans being paid off as interest rates remained at historically low levels. The average yield on loans decreased 36 basis points in 2003 primarily due to interest rates re-pricing at lower levels on variable rate loans.

HTM INVESTMENT SECURITIES

                                                 2004              2003              2002
                                            --------------    --------------    --------------
        Average HTM investment securities   $  141,799,000    $   46,302,000    $   53,226,000
        Interest income                     $    6,365,000    $    3,087,000    $    4,019,000
        Average yield                                 4.49%             6.67%             7.55%

        HTM investment securities are comprised primarily of taxable corporate debt issues and US government agencies. The corporate debt issues are investment grade at the time of purchase. It is Royal Bancshares' expressed intention to hold these securities to maturity.

        In 2004, the yield on HTM investment securities decreased 218 basis points to 4.49% from 6.67% in 2003. This decrease was primarily due to the purchasing of low credit risk government agency bonds that are yielding 3.0% to
4.5 %. The government agencies at December 31, 2004 have step up and/or call features.

        In 2003, the yield on HTM investment securities decreased 88 basis points to 6.67% from 7.55% in 2002. This decrease was primarily due to higher yielding investments that have maturing and being replaced with lower yielding investments as a result of current market conditions.

AFS INVESTMENT SECURITIES

                                                2004               2003              2002
                                            --------------    --------------    --------------
        Average AFS investment securities   $  399,361,000    $  446,210,000    $  297,457,000
        Interest and dividend income        $   20,621,000    $   22,007,000    $   18,817,000
        Average yield                                 5.16%             4.93%             6.33%

        AFS investment securities are comprised primarily of government secured mortgage-backed securities, government agencies, non-rated and rated capital trust security issues of regional banks, rated domestic and US denominated foreign corporate debt securities and to a lesser extent preferred and common stock.

        In 2004, the average balance of AFS investment securities decreased $46.8 million to $399.4 million primarily due classifying new purchases from investment runoff as held to maturity. The 23 basis point increase in average yield is primarily due to higher yields earned on mortgage back securities resulting from slower principal repayments speeds.

        In 2003, the average balance of AFS investment securities increased $148.8 million to $446.2 million primarily due to the redeployment of excess cash on hand to achieve a higher rate of return than overnight funds. The 140 basis point decrease in average yield is primarily due to the lower yields on the new investment purchases.

INTEREST EXPENSE ON NOW AND MONEY MARKET DEPOSITS

                                                   2004              2003              2002
                                              --------------    --------------    --------------
        Average NOW & Money Market deposits   $  461,076,000    $  475,383,000    $  305,320,000
        Interest expense                      $    7,965,000    $   10,000,000    $    9,188,000
        Average cost of funds                           1.73%             2.10%             3.01%

        In 2004 the average cost of funds on NOW and money market deposits decreased 37 basis points to 1.73% from 2.10% in 2003 primarily due to a decline in the interest rate paid on these deposits. In 2003 the average cost of funds on NOW and money market deposits decreased 91 basis points to 2.10% from 3.01% in 2002 primarily due to a decline in the interest rate paid on these deposits.

INTEREST EXPENSE ON TIME DEPOSITS

                                                   2004              2003              2002
                                              --------------    --------------    --------------
        Average time deposits                 $  218,756,000    $  269,293,000    $  385,370,000
        Interest expense                      $    8,577,000    $   12,011,000    $   19,358,000
        Average cost of funds                           3.92%             4.46%             5.02%

        In 2004, the average balance of time deposits decreased $50.5 million to $218.8 million. This decrease in average time deposits is primarily due to the maturity of higher yielding brokered deposits that were not renewed. In 2003, the average balance of time deposits decreased $116.1 million to $269.3 million. This decrease in average time deposits is primarily due to the maturity of higher yielding brokered deposits.

        Although rates in general continued to move upward in 2004, the reaction of deposits to rate changes (both increases and decreases) is slower than the change in the prime rate because these time deposits must mature before a rate adjustment would become effective. At December 31, 2004, 45% of time deposits were comprised of certificates of deposits accounts with balances of $100,000 or more, while in 2003, 44% of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more. These types of deposit have traditionally been considered more rate volatile than other types of deposits, however Royal Bank's penalty for early redemption somewhat mitigates this volatility.

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

        In 2004, a provision for loan losses was recorded at $6 thousand, as compared to $674 thousand in 2003 due to charges off's relating to delinquent tax liens held by Crusader Servicing Corporation. During 2004 senior management determined that loan loss reserve was adequate and no additional provision was required for the period. Net recoveries were $87 thousand in 2004 as compared to net charge-offs of $718 thousand in 2003.

        In 2003, a provision for loan losses was recorded at $674 thousand, as compared to $250 thousand in 2002 due to senior management assessment that the level of loan loss reserve was not adequate. Net charge-offs were $718 thousand in 2003 as compared to net recoveries of $332 thousand for 2002.

        The allowance for possible loan loss at December 31, 2004 was $12.5 million, or 2.67% of net loans as compared to $12.4 million at December 31, 2003 or 2.41% of net loans, and $12.5 million at December 31, 2002, or 2.16% of net loans.

NON-INTEREST INCOME

        Non-interest income includes service charges on depositors' accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and traveler's checks, and similar activities. In addition, other forms of non-interest income is derived from changes in the cash value of BOLI, fees collected on the sale of residential mortgages in the secondary market and income relating to the VIE's which Royal Bancshares has an investment. Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investments securities and other real estate owned, from period to period these sources of income may vary considerably. Service charges on depositors' accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.

        In 2004, total non-interest income increased $9.5 million to $13.2 million at December 31, 2004. This increase is primarily due income earned on the purchase of BOLI, income related to the consolidation of the VIEs and the sale of other real estate owned.

        In 2003, total non-interest income increased $0.5 million primarily due income earned on the purchase of Bank Owned Life Insurance ("BOLI") and the sale of insurance products through an affiliation with the MONY Group.

NON-INTEREST EXPENSE

        Non-interest expense includes compensation and employee benefits, occupancy, advertising, FDIC insurance, state taxes, depreciation, and other expenses such as auditing, automatic teller machines (ATMs), data processing, legal, outside service charges, postage, printing and other expenses relating to other real estate owned. Effective 2004, Royal Bancshares through the adoption of FIN46(R) consolidates the expenses related to equity investments.

        Non-interest expense increased $6.5 million to $25.4 million in 2004, from $18.9 million in 2003. Salaries and employee benefits increased $809 thousand to $10.8 million in 2004, from $10.0 million in 2003. This was primarily due to annual salary increases and the addition of the Royal Asian Bank, a division of Royal Bank. Occupancy expense increased $179 thousand to $1.5 million in 2004 primarily due to the addition Royal Asian Bank. Other operating expenses increased $792 thousand to $8.4 million in 2004. As a result of consolidation of the "VIE" non-interest expense increased $4.8 million during 2004.

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

ACCOUNTING FOR INCOME TAXES

        The provision for federal income taxes was $7.9 million in 2004 as compared to $8.0 million for 2003, and $7.2 million for 2002 representing an effective tax rate of 28%, 30% and 29%, respectively. The reduction in effective tax rate in 2004 was primarily due to the addition of BOLI and increased level of earnings offset by the use of tax goodwill related to the acquisition of Knoblauch State Bank in 1995.

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

     Royal Bancshares generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 2004, 2003 and 2002 was 39%, 60% and 42%, respectively. Management believes that Royal Bancshares' liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

        Contractual Obligations and Other Commitments. The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2004.

                                                Less than                           More than 5
        (in thousands)                Total      1 year     1-3 years   4-5 years      years
        -------------------------   ---------   ---------   ---------   ---------   -----------
        FHLB Advances               $ 222,000   $  17,500   $  30,000   $  15,000   $   159,500
        Operating leases                2,541         648         937         702           254
        Standby letters of credit       1,797       1,637         160          --            --
        Time deposits                 202,520      86,566      58,255      53,130         4,569
                                    ---------   ---------   ---------   ---------   -----------
             Total                  $ 428,858   $ 106,351   $  89,352   $  68,832   $   164,323
                                    =========   =========   =========   =========   ===========

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

        The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2004, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2004, Royal Bancshares is in an asset sensitive positive of $191.4 million, which indicates assets will reprice somewhat faster than liabilities within one year.

INTEREST RATE SENSITIVITY
(IN  MILLIONS)

                                              DAYS
                                     ----------------------      1 TO 5       OVER 5     NON-RATE
                                      0 - 90      91 - 365        YEARS        YEARS     SENSITIVE      TOTAL
                                     ---------    ---------     ---------    ---------   ---------    ---------
ASSETS (1)
Interest-bearing deposits in banks   $    13.3    $      --     $      --    $      --   $    12.8    $    26.1
Federal funds sold                         1.0           --            --           --          --          1.0
Investment securities:
  Available for sale                       5.6         38.0         237.3         80.0          --        360.9
  Held to maturity                        32.8         34.1         145.3           --          --        212.2
                                     ---------    ---------     ---------    ---------   ---------    ---------
      Total investment securities         38.4         72.1         382.6         80.0          --        573.1
Loans:(2)
  Fixed rate                              52.9         40.6         146.0         18.8          --        258.3
  Variable rate                          187.9         21.1            --           --       (12.5)       196.5
                                     ---------    ---------     ---------    ---------   ---------    ---------
      Total loans                        240.8         61.7         146.0         18.8       (12.5)       454.8
  Other assets                              --           --            --           --       150.3        150.3
                                     ---------    ---------     ---------    ---------   ---------    ---------
  Total Assets                       $   293.5    $   133.8     $   528.6    $    98.8   $   150.6    $ 1,205.3
                                     =========    =========     =========    =========   =========    =========

LIABILITIES & CAPITAL
Deposits:
  Non interest bearing deposits      $      --    $      --     $      --    $      --   $    64.4    $    64.4
  Interest bearing deposits               29.8         89.4         356.3           --          --        475.5
  Certificate of deposits                 29.1         27.4         141.4          4.6          --        202.5
                                     ---------    ---------     ---------    ---------   ---------    ---------
      Total deposits                      58.9        116.8         497.7          4.6        64.4        742.4
Borrowings                                22.7         37.5         107.3         79.5        57.0        304.0
Other liabilities                           --           --            --           .3        17.7         18.0
Capital                                     --           --            --           --       140.9        140.9
                                     ---------    ---------     ---------    ---------   ---------    ---------
      Total liabilities & capital    $    81.6    $   154.3     $   605.3    $    84.1   $   280.0    $ 1,205.3
                                     =========    =========     =========    =========   =========    =========

Net interest rate GAP                $   211.9    $   (20.5)    $   (76.7)   $    14.7   $  (129.4)
                                     =========    =========     =========    =========   =========

Cumulative interest rate GAP         $   211.9    $   191.4     $   114.7    $   129.4   $      --
                                     =========    =========     =========    =========   =========

GAP to total assets                         18%          -2%
                                     =========    =========

GAP to total equity                        150%         -15%
                                     =========    =========

Cumulative GAP to total assets              18%          16%
                                     =========    =========

Cumulative GAP to total equity             150%         136%
                                     =========    =========

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

CAPITAL ADEQUACY

        The table shown below sets forth Royal Bancshares' consolidated capital level and performance ratios:

                                                                     REGULATORY
                                           2004     2003     2002      MINIMUM
                                           ----     ----     ----    ----------
        CAPITAL LEVEL
           Leverage ratio                  13.9%    11.1%    11.4%          3.0%
           Risk based capital ratio:
              Tier 1                       19.2%    15.3%    14.6%          4.0%
              Total                        20.4%    16.5%    15.9%          8.0%

        CAPITAL PERFORMANCE
           Return on average assets         1.7%     1.6%     1.7%            -
           Return on average equity        14.6%    14.5%    15.2%            -

        Royal Bancshares' sources of capital have been derived from the issuance of stock as well as retained earnings. While Royal Bancshares has not had a stock offering since 1986, total shareholders' equity has increased primarily due to steady increases in retained earnings. At December 31, 2004, Royal Bancshares had an average equity to average asset ratio of 11.5%. Royal Bancshares has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital.

        The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2004, Royal Bancshares was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for Royal Bancshares to be considered well capitalized, as defined by the banking regulators, Royal Bancshares must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2004, Royal Bancshares met the criteria for a well capitalized institution, and management believes that, under current regulations, Royal Bancshares will continue to meet its minimum capital requirements in the foreseeable future.

MANAGEMENT OPTIONS TO PURCHASE SECURITIES

        In May 2001, the directors of the Royal Bancshares approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the Plan). The shareholders in connection with the formation of the holding company reapproved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,500,000 shares of the Royal Bancshares' Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. At December 31, 2004, 593,539 options have been granted which are exercisable at 20% per year. At December 31, 2004, options covering 186,112 shares were exercisable by 94 employees.

         In May 2001, the directors of the Royal Bancshares approved an amended non-qualified Outside Directors Stock Option Plan. The shareholders in connection with the formation of the holding company reapproved this Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which is exercisable one year from the grant date. The options were granted at the fair market value at the date of the grant. At December 31, 2004, 79,044 options were outstanding and options covering 62,214 shares were exercisable.

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

                 As of December 31, 2004 (Dollars in Thousands)

                                      Market Value of        Percent of
           Changes in Rates           Portfolio Equity         Change
           ------------------         ----------------       ----------
           + 200 basis points              153,256              -4.9%
           + 100 basis points              160,427              -0.5%
           Flat rate                       161,202                 0%
           - 100 basis points              153,474              -4.8%
           - 200 basis points              135,774             -15.8%

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46(R) with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of Special Purpose Entities (SPE). Royal Bancshares currently has no SPEs. Royal Bancshares adopted the provisions of FIN 46 effective for the period ending March 31, 2004, which required Royal Bancshares to consolidate its investment in real estate partnerships. Prior to FIN 46 and 46(R), Royal Bancshares accounted for its investment in the real estate partnerships under the equity method of accounting.

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

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), "Share-Based Payment," an Amendment of FASB Statements No. 123 and APB No. 95. The Statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires that all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." Royal Bancshares is currently evaluating this Statement and its effects on its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       FINANCIAL STATEMENTS AND REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2004 AND 2003

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Royal Bancshares's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Royal Bancshares of Pennsylvania, Inc. for the years ended December 31, 2003 and 2002 were audited by other auditors, whose report dated January 22, 2004, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note A to the consolidated financial statements, Royal Bancshares of Pennsylvania, Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," on March 31, 2004.

        In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the effects of a material weakness identified in management's assessment process.


/s/ Beard Miller Company LLP

Reading, Pennsylvania
March 14, 2005

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                          December 31,
                                                                               ---------------------------------
                                                                                    2004                 2003
                                                                               ---------------   ---------------
                                                                               (In thousands, except share data)
      ASSETS

Cash and due from banks                                                        $        26,109   $        17,470
Federal funds sold                                                                       1,000             7,600
                                                                               ---------------   ---------------
      Total cash and cash equivalents                                                   27,109            25,070

Investment securities held to maturity (fair value of $211,865 and
 $114,275 in 2004 and 2003, respectively)                                              212,227           113,091
Investment securities available for sale - at fair value                               360,934           440,839
Federal Home Loan Bank stock, at cost                                                   11,100            11,407
Loans held for sale                                                                      2,204             3,157

Loans                                                                                  467,294           512,557
Less allowance for loan losses                                                          12,519            12,426
                                                                               ---------------   ---------------
      Net loans                                                                        454,775           500,131

Premises and equipment, net                                                              8,780             7,480
Real estate owned via equity investments                                                63,653                 -
Accrued interest receivable                                                             15,634            16,353
Bank owned life insurance                                                               21,214            20,248
Other assets                                                                            27,644            16,634
                                                                               ---------------   ---------------
      Total assets                                                             $     1,205,274   $     1,154,410
                                                                               ===============   ===============
      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
    Non-interest bearing                                                       $        64,371   $        58,942
    Interest bearing                                                                   678,011           732,117
                                                                               ---------------   ---------------
      Total deposits                                                                   742,382           791,059

  Accrued interest payable                                                               5,602             7,733
  Other liabilities                                                                      8,736             7,920
  Borrowings                                                                           222,000           212,000
  Obligations related to equity investments                                             56,249                 -
  Subordinated debentures                                                               25,774                 -
                                                                               ---------------   ---------------
      Total liabilities                                                              1,060,743         1,018,712

Minority interests                                                                       3,655               865

Stockholders' equity
  Common stock
    Class A, par value $2.00 per share; authorized, 18,000,000 shares;
     issued, 10,276,672 and 10,027,284 shares in 2004 and 2003, respectively            20,553            20,054
    Class B, par value $0.10 per share; authorized, 2,000,000 shares;
     issued, 1,939,490 and 1,909,742 shares in 2004 and 2003, respectively                 194               191
  Additional paid in capital                                                            92,037            85,448
  Retained earnings                                                                     26,558            24,990
  Accumulated other comprehensive income                                                 3,799             6,415
                                                                               ---------------   ---------------
                                                                                       143,141           137,098
  Treasury stock - at cost, 215,388 Class A shares in 2004 and 2003                     (2,265)           (2,265)
                                                                               ---------------   ---------------
     Total stockholders' equity                                                        140,876           134,833
                                                                               ---------------   ---------------
     Total liabilities and stockholders' equity                                $     1,205,274   $     1,154,410
                                                                               ===============   ===============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                          Years ended December 31,
                                                              ------------------------------------------------
                                                                   2004             2003             2002
                                                              --------------   --------------   --------------
                                                                    (In thousands, except per share data)
Interest income
  Loans, including fees                                       $       40,044   $       46,609   $       53,314
  Investment securities held to maturity                               6,365            3,087            4,019
  Investment securities available for sale                            20,621           22,007           18,817
  Deposits in banks                                                      409              475              682
  Federal funds sold                                                     102              142              272
                                                              --------------   --------------   --------------
    TOTAL INTEREST INCOME                                             67,541           72,320           77,104
                                                              --------------   --------------   --------------
Interest expense
  Deposits                                                            16,918           22,193           28,916
  Borrowings                                                           8,744            7,748            7,575
  Obligations related to equity investments                            1,639                -                -
                                                              --------------   --------------   --------------
    TOTAL INTEREST EXPENSE                                            27,301           29,941           36,491
                                                              --------------   --------------   --------------
    NET INTEREST INCOME                                               40,240           42,379           40,613

Provision for loan losses                                                  6              674              250
                                                              --------------   --------------   --------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               40,234           41,705           40,363
                                                              --------------   --------------   --------------
Other income
  Service charges and fees                                             1,496            1,125            1,124
  Gains on sale of investment securities available for sale              810              719              790
  Income related to equity investments                                 7,133                -                -
  Income from bank owned life insurance                                  966              248                -
  Gains on sale of other real estate                                   2,102              568              457
  Gains on sale of loans                                                 480              637              767
  Other income                                                           173              407               62
                                                              --------------   --------------   --------------
                                                                      13,160            3,704            3,200
                                                              --------------   --------------   --------------
Other expenses
  Salaries and employee benefits                                      10,767            9,958            9,440
  Occupancy and equipment                                              1,509            1,330            1,180
  Expenses related to equity investments                               4,780                -                -
  Other operating expenses                                             8,391            7,599            8,301
                                                              --------------   --------------   --------------
                                                                      25,447           18,887           18,921
                                                              --------------   --------------   --------------
    INCOME BEFORE INCOME TAXES                                        27,947           26,522           24,642

Income taxes                                                           7,914            7,996            7,237
                                                              --------------   --------------   --------------
             NET INCOME                                       $       20,033   $       18,526   $       17,405
                                                              ==============   ==============   ==============
Per share data
  Net income - basic                                          $         1.60   $         1.49   $         1.41
                                                              ==============   ==============   ==============
     Net income - diluted                                     $         1.59   $         1.49   $         1.38
                                                              ==============   ==============   ==============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity

                  Years ended December 31, 2004, 2003 and 2002

                      (In thousands, except per share data)

                                            Class A common stock           Class B common stock            Additional
                                       -----------------------------   ------------------------------       paid in
                                           Shares          Amount         Shares            Amount          capital
                                       -------------   -------------   -------------    -------------    -------------
Balance, December 31, 2001                     8,849   $      17,698           1,805    $         180    $      65,011
  Net income for the year ended
   December 31, 2002                               -               -               -                -                -
  Conversion of Class B common stock
   to Class A common stock                        60             120             (52)              (5)               -
  6% stock dividends declared                    518           1,036             108               11           11,285
  Cash in lieu of fractional shares                -               -               -                -                -
  Stock options exercised                        168             336               -                -              688
  Cash dividends on common stock
   (Class A $0.93, Class B $1.07)                  -               -               -                -                -
  Other comprehensive income, net of
   reclassifications and taxes                     -               -               -                -                -
                                       -------------   -------------   -------------    -------------    -------------
Comprehensive income

Balance, December 31, 2002                     9,595          19,190           1,861              186           76,984
  Net income for the year ended
   December 31, 2003                               -               -               -                -                -
  Conversion of Class B common stock
   to Class A common stock                         8              16              (7)              (1)               -
  3% stock dividends declared                    281             562              55                6            6,443
  Cash in lieu of fractional shares                -               -               -                -                -
  Stock options exercised                        143             286               -                -            2,021
  Cash dividends on common stock
   (Class A $0.96, Class B $1.11)                  -               -               -                -                -
  Other comprehensive income, net of
   reclassifications and taxes                     -               -               -                -                -
                                       -------------   -------------   -------------    -------------    -------------
  Comprehensive income

Balance, December 31, 2003                    10,027          20,054           1,909              191           85,448

                                                        Accumulated
                                                           other
                                         Retained      comprehensive      Treasury      Comprehensive
                                         earnings      income (loss)       stock           income
                                       -------------   -------------   -------------    -------------
Balance, December 31, 2001             $      30,457   $      (2,632)  $      (2,265)
  Net income for the year ended
   December 31, 2002                          17,405               -               -    $      17,405
  Conversion of Class B common stock
   to Class A common stock                      (115)              -               -                -
  6% stock dividends declared                (12,331)              -               -                -
  Cash in lieu of fractional shares               (7)              -               -                -
  Stock options exercised                          -               -               -                -
  Cash dividends on common stock
   (Class A $0.93, Class B $1.07)            (10,590)              -               -                -
  Other comprehensive income, net of
   reclassifications and taxes                     -           5,047               -            5,047
                                       -------------   -------------   -------------    -------------
Comprehensive income                                                                    $      22,452
                                                                                        =============

Balance, December 31, 2002                    24,819           2,415          (2,265)
  Net income for the year ended
   December 31, 2003                          18,526               -               -    $      18,526
  Conversion of Class B common stock
   to Class A common stock                       (15)              -               -                -
  3% stock dividends declared                 (7,011)              -               -                -
  Cash in lieu of fractional shares               (8)              -               -                -
  Stock options exercised                          -               -               -                -
  Cash dividends on common stock
   (Class A $0.96, Class B $1.11)            (11,321)              -               -                -
  Other comprehensive income, net of
   reclassifications and taxes                     -           4,000               -            4,000
                                       -------------   -------------   -------------    -------------
  Comprehensive income                                                                  $      22,526
                                                                                        =============
Balance, December 31, 2003                    24,990           6,415          (2,265)

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                  Years ended December 31, 2004, 2003 and 2002

                      (In thousands, except per share data)

                                            Class A common stock            Class B common stock          Additional
                                       -----------------------------   ------------------------------      paid in
                                           Shares          Amount         Shares            Amount         capital
                                       -------------   -------------   -------------    -------------   -------------
Balance, December 31, 2003                    10,027   $      20,054           1,909    $         191   $      85,448
  Net income for the year ended
   December 31, 2004                               -               -               -                -               -
  Conversion of Class B common stock
   to Class A common stock                        10              20              (1)               -               -
  2% stock dividends declared                    196             392              31                3           5,842
  Cash in lieu of fractional shares                -               -               -                -               -
  Stock options exercised                         44              87               -                -             747
  Cash dividends on common stock
   (Class A $1.00, Class B $1.15)                  -               -               -                -               -
  Other comprehensive income, net of
   reclassifications and taxes                     -               -               -                -               -
                                       -------------   -------------   -------------    -------------   -------------
Comprehensive income

Balance, December 31, 2004                    10,277   $      20,553           1,939    $         194   $      92,037
                                       =============   =============   =============    =============   =============

                                                        Accumulated
                                                           other
                                         Retained      comprehensive      Treasury      Comprehensive
                                         earnings      income (loss)       stock           income
                                       -------------   -------------   -------------    -------------
Balance, December 31, 2003             $      24,990   $       6,415   $      (2,265)
  Net income for the year ended
   December 31, 2004                          20,033               -               -    $      20,033
  Conversion of Class B common stock
   to Class A common stock                       (19)              -               -                -
  2% stock dividends declared                 (6,236)              -               -                -
  Cash in lieu of fractional shares              (11)              -               -                -
  Stock options exercised                          -               -               -                -
  Cash dividends on common stock
   (Class A $1.00, Class B $1.15)            (12,199)              -               -                -
  Other comprehensive income, net of
   reclassifications and taxes                     -          (2,616)              -           (2,616)
                                       -------------   -------------   -------------    -------------
Comprehensive income                                                                    $      17,417
                                                                                        =============
Balance, December 31, 2004             $      26,558   $       3,799   $      (2,265)
                                       =============   =============   =============

The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             Year ended December 31,

                                                                         2004              2003             2002
                                                                    --------------    --------------    --------------
                                                                                      (In thousands)
Cash flows from operating activities
  Net income                                                        $       20,033    $       18,526    $       17,405
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation and amortization                                            2,633             1,035             1,297
    Provision for loan losses                                                    6               674               250
    Amortization of premiums and discounts on loans,
     mortgage-backed securities and investments                              7,577               289            (1,495)
    Income tax benefit on stock options                                        331                --                --
    Provision (benefit) for deferred income taxes                           (1,442)            2,078               (32)
    Gains on sale other real estate                                         (2,102)             (568)             (457)
    Gains on sale of loans                                                    (480)             (637)             (767)
    Gains on sales of investment securities available for sale                (810)             (719)             (790)
    (Increase) decrease in accrued interest receivable                         719            (2,575)           (2,082)
    Decrease (increase) in other assets                                     (9,191)          (26,021)              842
    Decrease in accrued interest payable                                    (2,131)           (3,673)             (228)
    Increase (decrease) in other liabilities                                 3,666             1,238            (1,452)
                                                                    --------------    --------------    --------------
             Net cash provided by (used in) operating activities            18,809           (10,353)           12,491
                                                                    --------------    --------------    --------------

Cash flows from investing activities
  Proceeds from calls and maturities of investment securities
   held to maturity                                                        153,714             9,982            60,563
  Purchases of investment securities held to maturity                     (255,150)          (89,310)                -
  Proceeds from calls and maturities of investment securities
   available for sale                                                       60,836           201,341           309,710
  Proceeds from sales of investment securities available for sale           27,860            91,339           115,250
  Redemption (purchase) of Federal Home Loan Bank stock                        307            (3,532)           (4,074)
  Purchases of investment securities available for sale                    (13,812)         (321,451)         (699,480)
  Net decrease in loans                                                     46,256            61,647            70,581
  Purchases of premises and equipment                                      (67,586)             (513)             (787)
                                                                    --------------    --------------    --------------
             Net cash used in investing activities                         (47,575)          (50,497)         (148,237)
                                                                    --------------    --------------    --------------

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                             Year ended December 31,

                                                                          2004              2003              2002
                                                                     --------------    --------------    --------------
                                                                           (In thousands, except per share data)
Cash flows from financing activities
  Increase (decrease) in non-interest bearing and interest bearing   $      (14,295)   $       63,511    $      253,560
   demand deposits and savings accounts
  Decrease in certificates of deposit                                       (34,382)          (93,292)         (134,579)
  Principal payments on mortgage                                                (60)              (62)              (49)
  Obligations through equity investments                                     56,249                 -                 -
  Proceeds from subordinated debentures, net                                 25,000                 -                 -
  Cash dividends in lieu of fractional shares                                   (11)               (8)               (7)
  Proceeds from borrowings, net of repayments                                10,000            84,500            27,275
  Issuance of common stock under stock option plans                             503             2,021               688
  Cash dividends paid                                                       (12,199)          (11,321)          (10,589)
                                                                     --------------    --------------    --------------
      Net cash provided by financing activities                              30,805            45,349           136,299
                                                                     --------------    --------------    --------------
      Net increase (decrease) in cash and cash equivalents                    2,039           (15,501)              553

Cash and cash equivalents at beginning of year                               25,070            40,571            40,018
                                                                     --------------    --------------    --------------
Cash and cash equivalents at end of year                             $       27,109    $       25,070    $       40,571
                                                                     ==============    ==============    ==============
Supplemental disclosure of cash flow information
  Cash paid during the year for
    Interest                                                         $       29,432    $       33,615    $       36,719
                                                                     ==============    ==============    ==============
    Income taxes                                                     $        8,705    $        7,000    $        5,650
                                                                     ==============    ==============    ==============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Royal Bancshares of Pennsylvania, Inc. (Royal Bancshares), through its subsidiary Royal Bank America, Inc. (Royal Bank), offers a full range of banking services to individual and corporate customers located in Pennsylvania, New Jersey and Delaware. Royal Bank competes with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Royal Bank with respect to one or more of the services it renders.

    1. Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Royal Bancshares and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc. and Royal Bank, including Royal Bank's subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, and Crusader Servicing Corporation. Both Royal Bancshares' Trusts' are not consolidated as further discussed in Note A17. During 2004, Royal Bancshares through Royal Bank started a banking division called Royal Asian Bank which operates three branches in Pennsylvania and anticipates opening two branches in Northern New Jersey during the first quarter of 2005. All significant inter-company transactions and balances have been eliminated.

    In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenditures for the period. Therefore, actual results could differ significantly from those estimates.

    The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and the valuation of deferred tax assets. In connection with the allowance for loan losses estimate, when circumstances warrant, management obtains independent appraisals for significant properties. However, future changes in real estate market conditions and the economy could affect Royal Bancshares' allowance for loan losses.

    In addition to being subject to competition from other financial institutions, Royal Bancshares is subject to regulations of certain federal agencies and, accordingly, it is periodically examined by those regulatory authorities.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 applied immediately to interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46(R) with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of Special Purpose Entities (SPE). Royal Bancshares currently has no SPEs. Royal Bancshares adopted the provisions of FIN 46 effective for the period ended March 31, 2004, which required Royal Bancshares to consolidate its investments in real estate partnerships. Prior to FIN 46 and 46(R), Royal Bancshares accounted for its investments in the real estate partnerships under the equity method of accounting.

    Royal Bancshares' investments in real estate partnerships is further discussed in Note A -17.

    The SEC recently released Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accountings for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on Royal Bancshares consolidated financial statements.

    In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), "Share-Based Payment," an Amendment of SFAS No. 123 and APB No. 95. The Statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires that all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement is effective for all share-based payment transactions entered into after June 15, 2005 and to any awards modified, repurchased, or cancelled after that date. Royal Bancshares is currently evaluating this Statement and its effects on its results of operations.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    2. Investment Securities

    Investment securities are classified in one of three categories: held to maturity, available for sale or trading. Debt securities that Royal Bancshares has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As Royal Bancshares does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such investment securities available for sale, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income. Gains or losses on disposition are computed by the specific identification method.

    Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near- term prospects of the issuer, and (3) the intent and ability of Royal Bancshares to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

    3. Loans held for sale

    Residential mortgage loans are only originated for sale to the secondary mortgage loans market. These loans have a prior sales commitment on a best efforts basis in place prior to the loan closing. These loans are classified as loans held for sale and are carried at the lower of cost or estimated fair value. Fair value is determined by the purchase price quoted in the sales agreement.

    Royal Bancshares accounts for the transfer of financial assets in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities." The standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.

    4. Loans and Allowance for Loan Losses

    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Decreases in the allowance result from management's determination that the

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    allowance for loan losses exceeds their estimates of potential loan loss. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

    Royal Bancshares generally accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

    Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Royal Bancshares does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

    On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and is effective upon issuance. The adoption of SAB No. 102 did not have a material impact on Royal Bancshares's financial position or results of operations.

    In October 2003, the AICPA issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer as a result of credit quality deterioration. The statement requires recognition of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. This statement is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoptions of SOP 03-3 is not expected to have a material impact on the Company's financial position or results of operations.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    5. Other Real Estate

    The adjusted fair market value is determined by reducing the fair market value by estimated costs for the disposition of the property. Costs relating to holding the property are expensed when incurred. Other real estate owned of approximately $5,424,000 and $4,371,000 at December 31, 2004 and 2003,
    respectively, is included in other assets on the consolidated balance sheets.

    6. Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the accelerated methods over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

    7. Bank-Owned Life Insurance

    Royal Bank has purchased life insurance policies on certain executives. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income.

    8. Income Taxes

    Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, deferred compensation plans, asset valuation reserves and net operating loss carryovers.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    9. Per Share Information

    Basic per share data excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted per share data takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock, using the treasury stock method.

    10. Stock Option Plans

    Royal Bancshares currently accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as Amended by SFAS No.148, which contains a fair value-based method for valuing stock-based compensation that entities may use to measure compensation cost at the grant date based on the fair value of the award. Compensation is recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make a pro forma disclosure of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Effective June 15, 2005, Royal Bancshares will apply SFAS No. 123(R).

    At December 31, 2004, Royal Bancshares had both a director and employee stock-based compensation plan, which is more fully described in Note L. Royal Bancshares accounts for that plan under the recognition and measurement principles of APB Opinion No.25 and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant. The following table illustrates the effect on net loss and loss per share if Royal Bancshares had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                               2004          2003          2002
                                                            ----------    ----------    ----------
      Net income, as reported                               $   20,033    $   18,526    $   17,405
      Less: Stock-based compensation costs under
       fair value based method for all awards, net of tax         (490)         (425)         (435)
                                                            ----------    ----------    ----------
      Pro forma net income (loss)                           $   19,543        18,101        16,970

      Earnings per share -Basic    As Reported              $     1.60    $     1.49    $     1.41
                                   Pro forma                      1.56          1.46          1.37
      Earnings per share -Diluted  As Reported                    1.59          1.49          1.38
                                   Pro forma                      1.56          1.46          1.37

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    11. Benefit Plans

    Royal Bancshares has a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees. Net pension expense consists of service costs, interest costs, return on pension assets and amortization of unrecognized initial net assets. Royal Bancshares accrues pension costs as incurred.

    12. Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

    13. Financial Instruments

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments consist primarily of investment securities, loans, deposits and borrowings.

    14. Advertising Costs

    Royal Bancshares and Royal Bank expense advertising costs as incurred.

    15. Comprehensive Income

    Royal Bancshares reports comprehensive income which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive income is as follows (in thousands):

                                                                      December 31, 2004
                                                            --------------------------------------
                                                                             Tax          Net of
                                                            Before tax    (benefit)        tax
                                                              amount       expense        amount
                                                            ----------    ----------    ----------
      Unrealized losses on securities
        Unrealized holding losses arising during period     $   (3,150)   $   (1,069)   $   (2,081)
        Less reclassification adjustment for gains
         realized in net income                                    810           275           535
                                                            ----------    ----------    ----------
        Other comprehensive income, net                     $   (3,960)   $   (1,344)   $   (2,616)
                                                            ==========    ==========    ==========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                     December 31, 2003
                                                            ------------------------------------
                                                                             Tax        Net of
                                                            Before tax    (benefit)      tax
                                                              amount       expense      amount
                                                            ----------   ----------   ----------
      Unrealized gains on securities
        Unrealized holding gains arising during period      $    6,791   $    2,316   $    4,475
        Less reclassification adjustment for gains
         realized in net income                                    719          244          475
                                                            ----------   ----------   ----------
        Other comprehensive income, net                     $    6,072   $    2,072   $    4,000
                                                            ==========   ==========   ==========

                                                                  December 31, 2002
                                                         ------------------------------------
                                                                          Tax        Net of
                                                         Before tax    (benefit)      tax
                                                           amount       expense      amount
                                                         ----------   ----------   ----------
      Unrealized gains on securities
        Unrealized holding gains arising during period   $    8,436   $    2,868   $    5,568
        Less reclassification adjustment for gains
         realized in net income                                 790          269          521
                                                         ----------   ----------   ----------
        Other comprehensive income, net                  $    7,646   $    2,599   $    5,047
                                                         ==========   ==========   ==========

    16. Reclassifications

    Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

    17. Variable Interest Entities (VIE)

    Real estate owned via equity investments

    Royal Bancshares, together with a real estate development company, formed Brook View Investors, L.L.C. ("Brook View") in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. Brook View has total assets of $13.1 million and total borrowings of $12.8 million of which $-0- is guaranteed by Royal Bancshares. Royal Bancshares has determined that Brook View is a VIE and it is the primary beneficiary. Royal Bancshares' exposure to loss due to its investment in and receivables due from Brook View is $187,000.

    Royal Bancshares, together with a real estate development company, formed Burrough's Mill Apartment, L.L.C. ("Burrough's Mill") in December 2001. Burrough's Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. Burrough's Mill has total assets of $36.1 million and total borrowings of $28.6 million of which $-0- is guaranteed by Royal Bancshares. Royal Bancshares has determined that Burrough's Mill is a VIE and it is the primary beneficiary. Royal Bancshares' exposure to loss due to its investment in and receivables due from Burrough's Mill is $4.2 million.

    Royal Bancshares, together with a real estate development company, formed Main Street West Associates, L.P. ("Main Street") in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. Royal Bancshares invested 93% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. Main Street has total assets of $4.1 million and total borrowings at $2.9 million of which $-0- is guaranteed by Royal Bancshares. Royal Bancshares has determined that Main Street is a VIE and it is the primary beneficiary. Royal Bancshares' exposure to loss due to its investment in and receivables due from Main Street is $729,000.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Royal Bancshares, together with a real estate investment company, formed 212 C Associates, L.P. ("212 C") in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. Royal Bancshares invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the investment company. 212 C has total assets of $13.8 million and total borrowings of $11.9 million, of which $-0-is guaranteed by Royal Bancshares. Royal Bancshares has determined that 212 C is a VIE and it is the primary beneficiary. Royal Bancshares' exposure to loss due to its investment in and receivables due from 212 C is $1.6 million.

    Trust Preferred Securities

    Management has determined that Royal Capital Trust I/II (the Trusts) qualify as VIE's under FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities," as revised. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to Royal Bancshares.

    Royal Bancshares adopted the provision under the revised interpretation, FIN 46(R), in the first quarter of 2004. Accordingly, Royal Bancshares does not consolidate the Trusts. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if Royal Bancshares has the right to a majority of the Trusts' expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts to be included in other assets as of December 31, 2004 and the corresponding increase in outstanding debt of $774,000. In addition, the income received on Royal Bancshares' common stock investment is included in other income.

    18. Interest Rate Swaps

    For asset/liability management purposes, Royal Bancshares uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and linked to specific liabilities and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

    Royal Bancshares currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans. Interest rate swaps are contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount ($25 million) on which interest payments are based is not exchanged.

NOTE B - SEGMENT INFORMATION

    SFAS No. 131, "Segment Reporting," established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. Royal Bancshares' chief operating decision maker is the President and Chief Executive Officer. Royal Bancshares has identified its reportable operating segment as "Community Banking."

    Royal Bancshares' community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank. For example, commercial lending is dependent upon the ability of Royal Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.

    Royal Bancshares' tax lien operation does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the community banking operation. Royal Bancshares' tax lien operation consists of purchasing delinquent tax certificates from local municipalities at auction. The tax lien segment is managed as a single strategic unit which generates revenue from a nominal interest rate achieved at the individual auctions along with periodic penalties imposed.

    As a result of the adoption of FIN 46(R), Royal Bancshares is reporting on a consolidated basis its interest in four equity investments as VIE's which have different characteristics than the community banking segment. Royal Bancshares has investments in two apartment complexes and two buildings leased as commercial office space.

    The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE B - SEGMENT INFORMATION - Continued

    Selected segment information and reconciliations to consolidated financial information is as follows:

                                             Community       Tax Lien       Equity
        (in thousands)                          Bank        Operation     Investments     Consolidated
        ---------------------------------   ------------   ------------   ------------    ------------
        DECEMBER 31, 2004
            Total assets                    $  1,088,031   $     50,196   $     67,047    $  1,205,274
                                            ============   ============   ============    ============
            Total deposits                       742,382              -              -         742,382
                                            ============   ============   ============    ============
            Net interest income  (losses)         38,846          3,024         (1,630)         40,240
            Provision for loan losses                  -              6              -               6
            Total non-interest income              4,800          1,227          7,133          13,160
            Total non-interest expense            17,295          3,372          4,780          25,447
            Income taxes                           7,525            389              -           7,914
                                            ------------   ------------   ------------    ------------
            Net Income                      $     18,826   $        484   $        723    $     20,033
                                            ============   ============   ============    ============

        DECEMBER 31, 2003
            Total assets                    $  1,103,619   $     50,791   $          -    $  1,154,410
                                            ============   ============   ============    ============
            Total deposits                       791,059              -              -         791,059
                                            ============   ============   ============    ============
            Net interest income                   38,773          3,606              -          42,379
            Provision for loan loss                  500            174              -             674
            Total non-interest income              3,196            508              -           3,704
            Total non-interest expense            16,023          2,864              -          18,887
            Income taxes                           7,528            468              -           7,996
                                            ------------   ------------   ------------    ------------
            Net Income                      $     17,918   $        608   $          -    $     18,526
                                            ============   ============   ============    ============

    Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $1,896,000 and $1,879,000 for the years ending December 31, 2004 and 2003, respectively.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE C - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and fair value of Royal Bancshares's investment securities held to maturity and available for sale are summarized as follows (in thousands):

                                                                              2004
                                                   ----------------------------------------------------------
                                                                      Gross           Gross
                                                     Amortized     unrealized      unrealized        Fair
                                                       cost           gains          losses          value
                                                   ------------   ------------    ------------   ------------
        Investment securities held to maturity
             Corporate securities                  $     26,995   $        371    $          -   $     27,366
             U.S. government agencies                   185,000              9            (742)       184,267
             Mortgage backed securities                     232              -               -            232
                                                   ------------   ------------    ------------   ------------
                                                   $    212,227   $        380    $       (742)  $    211,865
                                                   ============   ============    ============   ============

                                                                              2004
                                                   ----------------------------------------------------------
                                                                      Gross           Gross
                                                     Amortized     unrealized      unrealized        Fair
                                                       cost           gains          losses          value
                                                   ------------   ------------    ------------   ------------
        Investment securities available for sale
             Preferred and common stock            $      5,113   $        250    $          -   $      5,363
             Corporate bonds                            125,750          4,104             (48)       129,806
             U.S. government agencies                    94,977              -          (1,672)        93,305
             Trust preferred securities                  37,196          2,754            (388)        39,562
             Foreign bonds                                9,212            293               -          9,505
             Mortgage backed securities                  81,303            496            (130)        81,669
             Other securities                             1,624            100               -          1,724
                                                   ------------   ------------    ------------   ------------
                                                   $    355,175   $      7,997    $     (2,238)  $    360,934
                                                   ============   ============    ============   ============

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE C - INVESTMENT SECURITIES - Continued

                                                                              2003
                                                   ----------------------------------------------------------
                                                                      Gross           Gross
                                                     Amortized     unrealized      unrealized        Fair
                                                       cost           gains          losses          value
                                                   ------------   ------------    ------------   ------------
        Investment securities held to maturity
             Corporate securities                  $     21,121   $      1,481    $          -   $     22,602
             U.S. government agencies                    91,630            168            (465)        91,333
             Mortgage backed securities                     340              -               -            340
                                                   ------------   ------------    ------------   ------------
                                                   $    113,091   $      1,649    $       (465)  $    114,275
                                                   ============   ============    ============   ============

                                                                      2003
                                           ----------------------------------------------------------
                                                              Gross           Gross
                                             Amortized     unrealized      unrealized        Fair
                                               cost           gains          losses          value
                                           ------------   ------------    ------------   ------------
        Investment securities available for sale
             Preferred and common stock            $         40   $         15    $          -   $         55
             Corporate bonds                            148,487          8,474             (12)       156,949
             U.S. government agencies                   122,785            139          (1,812)       121,112
             Trust preferred securities                  36,251          3,049          (2,161)        37,139
             Foreign bonds                               11,363            803               -         12,166
             Mortgage backed securities                 110,596          1,345             (66)       111,875
             Other securities                             1,598              -             (55)         1,543
                                                   ------------   ------------    ------------   ------------
                                                   $    431,120   $     13,825    $     (4,106)  $    440,839
                                                   ============   ============    ============   ============

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE C - INVESTMENT SECURITIES - Continued

    The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              2004
                                                   ----------------------------------------------------------
                                                         Held to maturity              Available for sale
                                                   ---------------------------    ---------------------------
                                                     Amortized        Fair          Amortized        Fair
                                                       cost           value           cost           value
                                                   ------------   ------------    ------------   ------------
        Within 1 year                              $     16,695   $     17,066    $     21,944   $     22,217
        After 1 but within 5 years                      135,352        134,710         113,630        117,728
        After 5 but within 10 years                      60,000         59,909          69,800         68,664
        After 10 years                                      180            180         144,661        146,935
        Preferred and common stock                            -              -           5,140          5,390
                                                   ------------   ------------    ------------   ------------
                                                   $    212,227   $    211,865    $    355,175   $    360,934
                                                   ============   ============    ============   ============

    Proceeds from the sale of investment securities available for sale during 2004, 2003 and 2002 were $68,576,000, $91,339,000 and $115,250,000, respectively, resulting in gross realized gain (loss) of $900,000 ($90,000), $1,016,000 ($297,000), and $881,000 ($91,000) and during 2004, 2003 and
    2002, respectively.

    As of December 31, 2004 and 2003, investment securities with a book value of $130,184,000 and $11,185,000, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

    The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004:

                                LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                              -----------------------   ------------------------  -----------------------
                                 Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
DESCRIPTION OF SECURITIES        value       losses        value       losses        value       losses
---------------------------   ----------   ----------   ----------   ----------   ----------   ----------
US government agencies        $   99,199   $     (778)  $   78,364   $   (1,636)  $  177,563   $   (2,414)
Mortgage backed securities           401           (2)      23,217         (128)      23,618         (130)
Trust preferred                   10,000         (385)       4,330           (3)      14,330         (388)
Corporate bonds                    6,149          (48)          --           --        6,149          (48)
                              ----------   ----------   ----------   ----------   ----------   ----------
Total temporarily
 impaired securities          $  115,749   $   (1,213)  $  105,911   $   (1,767)  $  221,660   $   (2,980)
                              ==========   ==========   ==========   ==========   ==========   ==========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE C - INVESTMENT SECURITIES - Continued

    In management's opinion the unrealized losses reflect changes in interest rates subsequent to the purchase of specific securities. There were 22 securities in the less than twelve month category and 7 in the twelve or more month category and of the $222 million fair value of investments, $201 million consisted of government bonds and government secured mortgage backed securities. Royal Bancshares has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairments of the securities.

NOTE D - LOANS

    Major classifications of loans are as follows (in thousands):

                                                         2004         2003
                                                      ----------   ----------
        Commercial and Industrial                     $  208,204   $  225,268
        Commercial mortgages                             193,611      204,396
        Residential                                       28,513       41,590
        Tax liens                                         34,419       37,855
        Other                                              4,090        4,941
                                                      ----------   ----------
                                                         468,834      514,050
        Less
            Unearned income                               (1,540)      (1,203)
            Unamortized discount on purchased loans            -         (290)
                                                      ----------   ----------
                      Total loans                     $  467,294   $  512,557
                                                      ==========   ==========

    Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,526,000 and $11,328,000 at December 31, 2004 and 2003, respectively. If interest had been accrued, such income would have been approximately $209,000, $401,000 and $473,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Management believes it has adequate collateral to limit its credit risk with these loans.

    Royal Bancshares granted loans to the officers and directors of Royal Bancshares and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $4,723,000 and $4,667,000 at December 31, 2004 and 2003, respectively. During 2004, one new loan in the amount of $85,000 was made and repayments totaled $179,000.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE D - LOANS - Continued

    Impaired loans, which include the loans on which the accrual of interest has been discontinued, was approximately $4,526,000 and $11,328,000 at December 31, 2004 and 2003, respectively. Royal Bancshares has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The income recognized on impaired loans during 2004 and 2003 was $-0- and $1,000, respectively.

    Total cash collected on impaired loans during 2004 was $919,000 of which $919,000 was credited to the principal balance outstanding on such loans. Royal Bancshares' policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. Royal Bancshares recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Royal Bancshares. If these factors do not exist, Royal Bancshares does not recognize income.

    Royal Bancshares primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. Royal Bancshares has concentrations of credit risk in real estate development loans at December 31, 2004. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.

    Changes in the allowance for loan losses were as follows (in thousands):

                                                                   2004         2003         2002
                                                                ----------   ----------   ----------
        Balance at beginning of year                            $   12,426   $   12,470   $   11,888
             Charge-offs                                              (204)        (811)        (925)
             Recoveries                                                291           93        1,257
                                                                ----------   ----------   ----------
             Net (charge-offs) recoveries                               87         (718)         332
             Provision for loan losses                                   6          674          250
                                                                ----------   ----------   ----------
        Balance at end of year                                  $   12,519   $   12,426   $   12,470
                                                                ==========   ==========   ==========

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

                                                              Estimated
                                                               Useful
                                                                Lives           2004         2003
                                                            --------------   ----------   ----------
        Land                                                      -          $    2,396   $    2,396
        Buildings and leasehold improvements                7 - 31.5 years        8,178        6,989
        Furniture and fixtures                               3 - 7 years          6,812        5,605
                                                                             ----------   ----------
                                                                                 17,386       14,990
        Less accumulated depreciation and amortization                            8,606        7,510
                                                                             ----------   ----------
                                                                             $    8,780   $    7,480
                                                                             ==========   ==========

    Depreciation and amortization in expense, related to premises and equipment, was approximately $977,000, $944,000 and $1,297,000 for the years ended 2004, 2003 and 2002, respectively.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE F - DEPOSITS

    Deposits are summarized as follows (in thousands):

                                                  2004            2003
                                             -------------   -------------
        Demand                               $      64,371   $      58,942
        NOW and money market                       451,671         471,140
        Savings                                     23,820          24,075
        Time, $100,000 and over                     90,596         104,123
        Other time                                 111,924         132,779
                                             -------------   -------------
                                             $     742,382   $     791,059
                                             =============   =============

    Maturities of certificates of deposit for the next five years and thereafter are as follows (in thousands):

        2005                                                 $      86,566
        2006                                                        40,053
        2007                                                        18,202
        2008                                                        41,282
        2009                                                        11,848
        Thereafter                                                   4,569
                                                             -------------
                                                             $     202,520
                                                             =============

NOTE G - BORROWINGS

    1.  Advances from the Federal Home Loan Bank

    At December 31, 2004, advances from the Federal Home Loan Bank (FHLB) totaling $222,000,000 will mature within one to ten years. The advances are collateralized by FHLB stock and certain first mortgage loans, and mortgage-backed securities. These advances had a weighted average interest rate of 3.88%.

    Outstanding borrowings mature as follows (in thousands):

        2005                                                 $      17,500
        2006                                                        30,000
        2007                                                             -
        2008                                                             -
        2009                                                        15,000
        Thereafter                                                 159,500
                                                             -------------
                                                             $     222,000
                                                             =============

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE G - BORROWINGS - Continued

    2. Subordinated Debentures

    On October 27, 2004, Royal Bancshares completed a private placement of an aggregate of $25.0 million of Trust Preferred Securities through two newly-formed Delaware trust affiliates, Royal Bancshares Capital Trust I ("Trust I") and Royal Bancshares Capital Trust II ("Trust II") (collectively, the "Trusts"). As part of this transaction, Royal Bancshares issued an aggregate principal amount of $12,887,000 of floating rate junior subordinate debt securities to Trust I, which debt securities bear an initial interest rate of 4.26% until December 2004, and after that which will be reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12,887,000 of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities bear an initial interest rate of 5.80% until December 2009 and then which will reset quarterly at 3-month LIBOR plus 2.15%.

    Each of Trust I and Trust II issued an aggregate principal amount of $12,500,000 of capital securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and an aggregate principal amount of $387,000 of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to Royal Bancshares. Royal Bancshares has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

    The Federal Reserve has issued final guidance on the regulatory capital treatment for trust preferred securities issued by Trust as a result of the adoption of FIN 46(R). The proposed rule would retain current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as a part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2009; however, a five year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE H - LEASE COMMITMENTS

    Royal Bancshares leases various premises under non-cancelable agreements, which expire through 2012 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31, (in thousands):

        2005                                                 $     648,000
        2006                                                       481,000
        2007                                                       456,000
        2008                                                       442,000
        2009                                                       260,000
        Thereafter                                                 254,000
                                                             -------------
                                                             $   2,541,000
                                                             =============

    Rental expense for all leases was approximately $664,000, $612,000 and $614,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE I - COMMON STOCK

    Each holder of Class A and Class B common stock is entitled to one vote for each Class A share and ten votes for each Class B share held. Holders of either class of common stock are entitled to equal per share dividends when declared.

    The Class B shares may not be transferred in any manner except to the holder's immediate family. Class B shares may be converted to Class A shares at the rate of 1.15 to 1.

    Per share information and weighted average shares outstanding have been restated to reflect the 2% stock dividend of December 2004, the 2% stock dividend of January 2004, the 3% stock dividend of January 2003, and the 6% stock dividend of January 2002.

NOTE J - INCOME TAXES

    The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

                                          2004         2003         2002
                                       ----------   ----------   ----------
        Income tax expense (benefit)
            Current                    $    9,356   $    9,221   $    7,269
            Deferred federal tax           (1,442)      (1,225)         (32)
                                       ----------   ----------   ----------
                                       $    7,914   $    7,996   $    7,237
                                       ==========   ==========   ==========

    The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2004, and 34% in 2003 and 2002 is as follows (in thousands):

                                                    2004         2003         2002
                                                 ----------   ----------   ----------
        Computed tax expense at statutory rate   $    9,781   $    9,286   $    8,620
        Tax-exempt income                              (466)        (263)        (101)
        Low-income housing tax credit                  (545)        (545)        (545)
        Other, net                                     (619)        (482)        (737)
        Effect of 35% rate bracket                     (237)           -            -
                                                 ----------   ----------   ----------
        Applicable income tax expense            $    7,914   $    7,996   $    7,237
                                                 ==========   ==========   ==========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES - Continued

    Deferred tax assets and liabilities consist of the following (in thousands):

                                                                              2004         2003
                                                                           ----------   ----------
        Deferred tax assets
            Allowance for loan losses                                      $    5,366   $    4,153
            Asset valuation reserves                                              836          812
            Goodwill from Knoblauch State Bank                                    808          785
            Accrued pension liability                                           1,156          886
            Net operating loss carryovers from Knoblauch State Bank             7,140        7,449
              Other                                                                46          149
                                                                           ----------   ----------
                                                                               15,352       14,234
            Less valuation allowance                                           (7,140)      (7,449)
                                                                           ----------   ----------
                                                                                8,212        6,785
                                                                           ----------   ----------
        Deferred tax liabilities
            Unrealized gains on investment securities available for sale        1,957        3,304
            Penalties on delinquent tax certificates                              243          283
            Other                                                                 720          692
                                                                           ----------   ----------
                                                                                2,920        4,279
                                                                           ----------   ----------
                   Net deferred tax asset, included in other assets        $    5,292   $    2,506
                                                                           ==========   ==========

    Royal Bancshares has approximately $21,000,000 of net operating loss carryovers from the acquisition of Knoblauch State Bank (KSB). These losses will fully expire in 2009. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code. As a result, a valuation allowance has been established to eliminate the deferred tax asset attributable to these net operating losses.

    During 2004, 2003 and 2002, Royal Bancshares realized a tax benefit related to the net operating loss carryovers from the acquisition of KSB. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year.

    In addition, Royal Bancshares has approximately $15,700,000 of tax goodwill from the acquisition of KSB. The ability to deduct this goodwill for tax purposes will expire in 2015. The utilization of this goodwill for tax purposes was subject to the limitations under Section 382 of the Internal Revenue Code. For 2004, 2003 and 2002 approximately $1,353,000 has been utilized for tax purposes.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES - Continued

    During 2004, the Internal Revenue Service ("IRS") commenced an examination of Royal Bancshares's tax treatment relating to tax goodwill acquired in Royal's 1995 purchase of Knoblauch State Bank. A final determination has not been made. Upon completion of the examination, management will address the financial statement implications of the IRS examination findings, if any.

NOTE K - EARNINGS PER SHARE

    Basic and diluted EPS are calculated as follows (in thousands, except per share data):

                                                                               2004
                                                            ----------------------------------------
                                                                             Average
                                                              Income         shares        Per share
                                                            (numerator)   (denominator)     amount
                                                            -----------   -------------    ---------
        Basic EPS
            Income available to common shareholders         $    20,033          12,505    $    1.60

        Effect of dilutive securities
            Stock options                                             -             102        (0.01)
                                                            -----------   -------------    ---------

        Diluted EPS
            Income available to common shareholders plus
             assumed exercise of options                    $    20,033          12,607    $    1.59
                                                            ===========   =============    =========

    All options to purchase shares of common stock were included in the computation of 2004 diluted EPS because the exercise price was less than the average market price of the common stock.

                                                                               2003
                                                            ----------------------------------------
                                                                             Average
                                                              Income         shares        Per share
                                                            (numerator)   (denominator)     amount
                                                            -----------   -------------    ---------
        Basic EPS
            Income available to common shareholders         $    18,526          12,392    $    1.49

        Effect of dilutive securities
            Stock options                                             -              53            -
                                                            -----------   -------------    ---------
        Diluted EPS
            Income available to common shareholders plus
             assumed exercise of options                    $    18,526          12,445    $    1.49
                                                            ===========   =============    =========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE K - EARNINGS PER SHARE - Continued

    All options to purchase shares of common stock were included in the computation of 2003 diluted EPS because the exercise price was less than the average market price of the common stock.

                                                                              2002
                                                            ----------------------------------------
                                                                             Average
                                                               Income        shares        Per share
                                                            (numerator)   (denominator)     amount
                                                            -----------   -------------    ---------
        Basic EPS
            Income available to common shareholders         $    17,405          12,324    $    1.41

        Effect of dilutive securities
            Stock options                                             -             258        (0.03)
                                                            -----------   -------------    ---------
        Diluted EPS
            Income available to common shareholders plus
             assumed exercise of options                    $    17,405          12,582    $    1.38
                                                            ===========   =============    =========

    All options to purchase shares of common stock were included in the computation of 2002 diluted EPS because the exercise price was less than the average market price of the common stock.

NOTE L - STOCK OPTION PLANS

    Royal Bancshares has two stock-based compensation plans, which are described below. Royal Bancshares accounts for these plans under APB Opinion No. 25.

    1.  Outside Directors' Stock Option Plan

    Royal Bancshares adopted a non-qualified outside Directors' Stock Option Plan (the Director's Plan). Under the terms of the Director's Plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which are exercisable one year after the grant date. The options were granted at the fair market value at the date of the grant.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE L - STOCK OPTION PLANS - Continued

    Stock option transactions consist of the following:

                                          2004                      2003                      2002
                                 -----------------------   -----------------------   -----------------------
                                               Weighted                  Weighted                  Weighted
                                               average                   average                   average
                                               exercise                  exercise                  exercise
                                   Shares       price        Shares       price        Shares       price
                                 ----------   ----------   ----------   ----------   ----------   ----------
    Outstanding at beginning
     of year                         71,462   $    14.91       80,291   $    14.12       75,296   $    11.47
      Granted                        16,830        23.97       16,683        19.96       16,037        19.56
      Exercised                      (9,248)       11.54      (25,512)       12.03      (11,043)        9.66
      Cancelled                           -            -            -            -            -            -
                                 ----------                ----------                ----------
    Outstanding at end of year       79,044   $    17.29       71,462   $    14.91       80,290   $    14.12
                                 ==========                ==========                ==========

    Weighted average fair
     value of options
     granted during the
     year                                     $     5.25                $     3.62                $     8.70

    The following table summarizes information about options outstanding and exercisable at December 31, 2004:

                                           Options outstanding                   Options exercisable
                                 -----------------------------------------   ---------------------------
                                                Weighted
                                                 average        Weighted                      Weighted
                                                remaining       average                       average
            Range of               Number      contractual      exercise        Number        exercise
         exercise prices         outstanding   life (years)      price       exercisable       price
    --------------------------   -----------   ------------   ------------   ------------   ------------
    $7.11 - 9.78                       6,327            1.8   $       8.89          6,327   $       8.89
    $11.34 - 14.75                    27,439            4.9          12.93         27,439          12.93
    $19.19 - 23.97                    45,278            8.3          21.10         28,448          19.40
                                 -----------                                 ------------
                                      79,044                                       62,214
                                 ===========                                 ============

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE L - STOCK OPTION PLANS - Continued

    2. Employee Stock Option and Appreciation Right Plan

    Royal Bancshares adopted a Stock Option and Appreciation Right Plan (the
    Plan). The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,500,000 shares of Royal Bancshares' Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.

    Stock option transactions consist of the following:

                                          2004                      2003                      2002
                                 -----------------------   -----------------------   -----------------------
                                               Weighted                  Weighted                  Weighted
                                               average                   average                   average
                                               exercise                  exercise                  exercise
                                   Shares       price        Shares       price        Shares       price
                                 ----------   ----------   ----------   ----------   ----------   ----------
    Outstanding at beginning
     of year                        428,433   $    15.76      498,803   $    14.12      512,410   $    10.24
      Granted                       255,385        23.97      157,421        19.96      163,543        19.56
      Exercised                     (34,643)       11.54     (120,511)       11.43     (160,775)        5.72
      Cancelled                     (55,636)       20.51     (107,280)       17.16      (16,374)       17.27
                                 ----------                ----------                ----------
    Outstanding at end of year      593,539        19.18      428,433   $    15.76      498,803   $    14.12
                                 ==========                ==========                ==========

    Weighted average fair
     value of options
     granted during the
     year                                     $     5.25                $     3.62                $     8.70

    The following table summarizes information about options outstanding and exercisable at December 31, 2004:

                                            Options outstanding                   Options exercisable
                                 ------------------------------------------   ---------------------------
                                                 Weighted
                                                  average        Weighted                      Weighted
                                                 remaining       average                       average
             Range of               Number      contractual      exercise        Number        exercise
         exercise prices          outstanding   life (years)       price       exercisable      price
    -------------------------    ------------   ------------   ------------   ------------   ------------
    $9.80 - 12.76                     157,853            5.3   $      12.22        116,102   $      12.03
    $14.78 - 19.57                    200,427            7.3          19.04         70,010          18.35
    $23.97                            235,259            9.2          23.97             --             --
                                 ------------                                 ------------
                                      593,539                                      186,112
                                 ============                                 ============

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE M - PENSION PLAN

    Royal Bancshares has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. Royal Bancshares-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest five consecutive years during the last 10 years of employment. Royal Bancshares's policy is to fund pension costs allowable for income tax purposes. The following table sets forth the plan's funded status and amounts recognized in Royal Bancshares's consolidated balance sheets (in thousands):

                                                        2004            2003
                                                   -------------   -------------
     Change in benefit obligation
         Benefit obligation at beginning of year   $       3,591   $       3,048
         Service cost                                        722             317
         Interest cost                                       205             214
         Other changes                                      (215)             12
                                                   -------------   -------------
     Benefits obligation at end of year            $       4,303   $       3,591
                                                   =============   =============

    Weighted-average assumptions used to determine benefit obligations, end of year

                                                  December 31
                                              -------------------
                                                2004       2003
                                              --------   --------
            Discount rate                         6.00%      7.00%
            Rate of compensation increase         4.00%      4.00%

    The asset allocation for Royal Bancshares's pension plans and the end of 2004 and 2003 consists of insurance policies under Royal Bancshares Owned Life Insurance program. The cash surrender value for these policies was approximately $1,203,000 and $993,000 for the years ended December 31, 2004 and 2003, respectively.

    Net pension cost included the following components (in thousands):

                                            2004         2003         2002
                                         ----------   ----------   ----------
     Service cost                        $      570   $      410   $      208
     Interest cost                              205          214          191
                                         ----------   ----------   ----------
     Net periodic benefit cost           $      775   $      624   $      399
                                         ==========   ==========   ==========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE M - PENSION PLAN-Continued

    Royal Bancshares has a capital accumulation and salary reduction plan under
    Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute from 1% to a maximum of 15% of their annual salary, with Royal Bancshares matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit. Matching contributions to the plan were approximately $162,000, $199,000 and $187,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
    CREDIT RISK

    Royal Bancshares is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement Royal Bancshares has in particular classes of financial instruments.

    Royal Bancshares' exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Royal Bancshares uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    The contract amounts are as follows (in thousands):

                                                                                              December 31,
                                                                                      -----------------------------
                                                                                           2004           2003
                                                                                      -------------   -------------
        Financial instruments whose contract amounts represent credit risk
            Commitments to extend credit                                              $     119,458   $      59,829
            Standby letters of credit and financial guarantees written                        1,797           5,099
        Financial Instruments whose notional amount exceed the amount the amount of credit risk.

            Interest rate swap agreements                                             $      25,000   $      20,000

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

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
    CREDIT RISK - Continued

    Royal Bancshares evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Royal Bancshares upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

    Standby letters of credit are conditional commitments issued by Royal Bancshares to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 2005. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Royal Bancshares holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is approximately 80%.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For Royal Bancshares, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No.
    107. However, many of such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is Royal Bancshares's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, Royal Bancshares had to use significant estimations and present value calculations to prepare this disclosure.

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

    Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2004 and 2003 were as follows:

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows (in thousands):

                                                            2004                      2003
                                                   -----------------------   -----------------------
                                                   Estimated     Carrying    Estimated     Carrying
                                                   fair value     amount     fair value     amount
                                                   ----------   ----------   ----------   ----------
        Cash and cash equivalents                  $   27,109   $   27,109   $   25,070   $   25,070
        Investment securities held to maturity        211,865      212,227      114,275      113,091
        Investment securities available for sale      360,934      360,934      452,246      452,246

    Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows (in thousands):

                                                            2004                      2003
                                                   -----------------------   -----------------------
                                                   Estimated     Carrying    Estimated     Carrying
                                                   fair value     amount     fair value     amount
                                                   ----------   ----------   ----------   ----------
        Deposits with stated maturities            $  208,198   $  202,520   $  245,409   $  236,902
        Borrowings                                    224,437      222,000      217,319      212,000
        Subordinated debt                              25,774       25,774           --           --
        Obligations from equity investments            56,249       56,249           --           --

    Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand), totaling approximately $539,862,000 and $554,157,000 at December 31, 2004 and 2003, respectively.

    Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows (in thousands):

                                                            2004                      2003
                                                   -----------------------   -----------------------
                                                   Estimated     Carrying    Estimated     Carrying
                                                   fair value     amount     fair value     amount
                                                   ----------   ----------   ----------   ----------
        Loans held for sale                        $    2,221   $    2,204   $    3,181   $    3,157
        Net loans                                     467,401      467,294      513,479      512,557

    The fair value of accrued interest receivable and payable approximates carrying amounts.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

    The fair value of interest rate swaps are based on upon the estimated amount Royal Bank would receive or pay to terminate the contract or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swaps agreements are considered immaterial.

    Royal Bancshares' remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of Royal Bancshares's deposits is required by SFAS No. 107.

NOTE P - REGULATORY MATTERS

    1. Payment of Dividends

    Under the Pennsylvania Business Corporation Law, Royal Bancshares may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the Code) and in the Federal Deposit Insurance Act
    (FDIA) concerning the payment of dividends by Royal Bancshares. Under the Code, no dividends may be paid except from "accumulated net earnings" (generally retained earnings). Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the Federal Deposit Insurance Corporation (FDIC).

    In addition, dividends paid by Royal Bank to Royal Bancshares would be prohibited if the effect thereof would cause Royal Bank's capital to be reduced below applicable minimum capital requirements.

    2. Capital Ratios

    Royal Bancshares and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Royal Bancshares' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Royal Bancshares must meet specific capital guidelines that involve quantitative measures of Royal Bancshares' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Royal Bancshares and Royal Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require Royal Bancshares and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2004, management believes that Royal Bank meets all capital adequacy requirements to which it is subject.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE P - REGULATORY MATTERS - Continued

    As of December 31, 2004, Royal Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Royal Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Royal Bank's category.

    Royal Bancshares' and Royal Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                    2004
                                 ---------------------------------------------------------------------------
                                                                                           To be well
                                                                                        capitalized under
                                                                 For capital            prompt corrective
                                         Actual               adequacy purposes         action provisions
                                 -----------------------   -----------------------   -----------------------
                                   Amount        Ratio       Amount        Ratio       Amount        Ratio
                                 ----------   ----------   ----------   ----------   ----------   ----------
    Total capital (to risk-
     weighted assets)
      Company (consolidated)     $  176,557        20.43%  $   69,149         8.00%         N/A          N/A
      Bank                          124,847        14.55%      68,663         8.00%  $   85,829        10.00%

    Tier I capital (to risk-
     weighted assets)
      Company (consolidated)        165,731        19.17%      34,574         4.00%         N/A          N/A
      Bank                          114,096        13.29%      34,332         4.00%      51,497         6.00%

    Tier I capital(to average
     assets, leverage)
      Company (consolidated)        165,731        13.93%      35,692         3.00%         N/A          N/A
      Bank                          114,096         9.59%      35,692         3.00%      59,487         5.00%

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE P - REGULATORY MATTERS - Continued

                                                                    2003
                                 ---------------------------------------------------------------------------
                                                                                           To be well
                                                                                        capitalized under
                                                                 For capital            prompt corrective
                                         Actual               adequacy purposes         action provisions
                                 -----------------------   -----------------------   -----------------------
                                   Amount        Ratio       Amount        Ratio       Amount        Ratio
                                 ----------   ----------   ----------   ----------   ----------   ----------
    Total capital (to risk-
     weighted assets)
      Company (consolidated)     $  139,876        16.50%  $   67,792         8.00%         N/A          N/A
      Bank                          113,922        13.73%      66,371         8.00%  $   82,964        10.00%

    Tier I capital (to risk-
     weighted assets)
      Company (consolidated)        129,283        15.30%      33,896         4.00%         N/A          N/A
      Bank                          103,523        12.47%      33,186         4.00%      49,778         6.00%

    Tier I capital(to average
     assets, leverage)
      Company (consolidated)        129,283        11.10%      34,811         3.00%         N/A          N/A
      Bank                          103,523         8.99%      34,556         3.00%      57,593         5.00%

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Condensed financial information for the parent company only follows (in thousands).

                            CONDENSED BALANCE SHEETS

                                                                                   December 31,
                                                                           -----------------------------
                                                                               2004            2003
                                                                           -------------   -------------
    Assets
        Cash                                                               $      30,326   $       4,775
        Investment in Royal Investments of Delaware, Inc. - at equity             21,178          20,995
        Investment in Royal Bank America - at equity                             114,109         109,063
        Other assets                                                               1,037               -
                                                                           -------------   -------------
                                                                           $     166,650   $     134,833
                                                                           =============   =============
    Subordinated debentures                                                $      25,774   $           -
    Stockholders' equity                                                         140,876         134,833
                                                                           -------------   -------------
                                                                           $     166,650   $     134,833
                                                                           =============   =============

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

    NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                         CONDENSED STATEMENTS OF INCOME

                                                                       Year ended December 31,
                                                                --------------------------------------
                                                                   2004          2003          2002
                                                                ----------    ----------    ----------
    Income
         Equity in undistributed net earnings of subsidiaries   $    7,888    $    7,241    $    6,840
         Dividends from subsidiary bank                             12,199        11,321        10,589
         Other income                                                    -            25            49
                                                                ----------    ----------    ----------
                  Total income                                      20,087        18,587        17,478
                                                                ----------    ----------    ----------
    Expenses
         Other expenses                                                 83            81            85
         Income tax benefit                                            (29)          (20)          (12)
                                                                ----------    ----------    ----------
    Total expenses                                                      54            61            73
                                                                ----------    ----------    ----------
    Net income                                                  $   20,033    $   18,526    $   17,405
                                                                ==========    ==========    ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Year ended December 31,
                                                                --------------------------------------
                                                                   2004          2003          2002
                                                                ----------    ----------    ----------
    Cash flows from operating activities
         Net income                                             $   20,033    $   18,526    $   17,405
           Adjustments to reconcile net income to net cash
            provided by operating activities
             Undistributed earnings from subsidiaries               (7,888)       (7,241)       (6,840)
             Operating expenses                                         83            81            85
             Rental income                                               -           (25)          (49)
             Non-cash income tax benefit                               (29)          (20)          (12)
                                                                ----------    ----------    ----------
                Net cash provided by operating activities           12,199        11,321        10,589
                                                                ----------    ----------    ----------

    Cash flows from financing activities
         Cash dividends paid                                       (12,199)      (11,321)      (10,589)
         Proceeds from subordinated debentures                      25,000             -             -
         Other, net                                                    551         2,248         1,083
                                                                ----------    ----------    ----------
                Net cash provided by (used in) financing
                 activities                                         13,352        (9,073)       (9,506)
                                                                ----------    ----------    ----------
                Net increase in cash                                25,551         2,248         1,083
                                                                ----------    ----------    ----------
    Cash at beginning of year                                        4,775         2,527         1,444
                                                                ----------    ----------    ----------
    Cash at end of year                                         $   30,326    $    4,775    $    2,527
                                                                ==========    ==========    ==========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE R - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2004 and 2003, on a quarterly basis, for Royal Bancshares (in thousands except per share data):

                                                             2004
                                     -----------------------------------------------------
                                       Fourth         Third        Second         First
                                       Quarter       Quarter       Quarter       Quarter
                                     -----------   -----------   -----------   -----------
    Interest income                  $    16,990   $    16,515   $    16,508   $    17,528
    Net interest income                   10,181         9,722         9,539        10,798
    Provision for loan losses                  -             1             4             1
    Income before income taxes             7,008         7,318         6,217         7,404
    Net income                             5,363         5,112         4,394         5,164

    Net income per share
        Basic                        $      0.43   $      0.41   $      0.35   $      0.41
        Diluted                      $      0.42   $      0.41   $      0.35   $      0.41

                                                             2003
                                     -----------------------------------------------------
                                       Fourth         Third        Second         First
                                       Quarter       Quarter       Quarter       Quarter
                                     -----------   -----------   -----------   -----------
    Interest income                  $    17,939   $    18,197   $    17,753   $    18,431
    Net interest income                   10,885        10,967        10,123        10,404
    Provision for loan losses                160           197           167           150
    Income before income taxes             7,325         6,984         5,879         6,334
    Net income                             5,383         4,763         3,980         4,400

    Net income per share
        Basic                        $      0.43   $      0.39   $      0.32   $      0.35
        Diluted                      $      0.43   $      0.39   $      0.32   $      0.35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As reported on its Report on Form 8-K filed with the SEC on October 21, 2004, on October 18, 2004, Royal Bancshares dismissed its then independent accountants, Grant Thornton, LLP and appointed Beard Miller Company LLP as its new independent accountants, each effective immediately. The decisions to dismiss Grant Thornton and to engage Beard Miller were approved by Royal Bancshares' Audit Committee. The Audit Committee's decision was based upon a response to a competitive bid requested by Royal Bancshares. The reports on Royal Bancshares' financial statements from Grant Thornton for the past two fiscal years, or any period prior to that period, have not contained an adverse opinion or disclaimer of opinion, nor were qualified or modified as to any uncertainty, audit scope, or accounting principles. There have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosures, or auditing scope of procedure during the two most recent fiscal years, or any subsequent interim period through the date of dismissal or in any of the years prior to that period, which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its report.

        During the two most recent fiscal years, or any subsequent interim period through the date of dismissal of Grant Thornton, there were no disagreements with Grant Thornton on any of the kinds of events listed in Item 304 (a)(1)(v)(A) through (D) of Regulation S-K.

        During the years ended December 31, 2003 and 2002 and the subsequent interim period through the date of engaging Beard Miller, neither Royal Bancshares nor anyone on its behalf consulted Beard Miller on any of the matters or reportable events listed in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, we discovered a weakness within our residential mortgage originations department regarding procedures and policy manuals. This weakness has been corrected as of December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Royal Bancshares is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, Royal Bancshares' principal executives and principal financial officers and effected by the Royal Bancshares' Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Royal Bancshares;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of

    Royal Bancshares are being made only in accordance with authorizations of management and directors of Royal Bancshares; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Royal Bancshares' assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of Royal Bancshares' internal control over financial reporting as of December 31, 2004. Management's assessment identified the following material weakness in Royal Bancshares' internal control over financial reporting.

o Royal Bancshares' analysis of the allowance for loan losses for impaired loans is based on classifications of loans into various categories and loss percentages that are commonly used for regulatory purposes. For non-classified loans, the estimated reserve is based on what Royal Bancshares deems to be appropriate. This estimate is not supported by documentation discussed in the FFIEC's July 2001 policy statement and SAB No. 102, which include trends in loan categories, such as delinquencies, restructurings, concentrations and volume, and actual charge-off and recovery histories to the net charge-off estimates.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management is required by the Securities and Exchange Commission to report, as of December 31, 2004, that Royal Bancshares' internal control over financial reporting was not effective based on its maintaining the allowance for loan loss according to regulatory requirements, but not putting in place the documentation required under SAB No. 102.

POST YEAR-END REMEDIATION TO ADDRESS THE MATERIAL WEAKNESS IS AS FOLLOWS:

    o Management is in the process of developing procedures and analytical worksheets to ensure compliance and which will be reviewed by senior management on a quarterly basis.

Royal Bancshares Independent Registered Public Accounting Firm has issued an audit report on management's assessment of the Corporation's internal control over financial reporting.

            Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Royal Bancshares of Pennsylvania, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Royal Bancshares of Pennsylvania, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidation financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. Management has identified, as a material weakness, its documentation for the allowance for loan losses as required under Staff Accounting Bulletin (SAB) No. 102 not being in place. The Company's analysis of the allowance for loan losses for impaired loans is based on classifications of loans into various categories and loss percentages that are commonly used for regulatory purposes. For non-classified loans, the estimated reserve is based on what the Company deems to be appropriate. This estimate is not supported by documentation discussed in the Federal Financial Institutions Examination Council July 2001 policy statement and SAB No. 102, which include trends in loan categories, such as delinquencies, restructurings, concentrations and volume, and actual charge-off and recovery histories to the net charge-off estimates. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005 on those consolidated financial statements.

        In our opinion, management's assessment that Royal Bancshares of Pennsylvania, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Royal Bancshares of Pennsylvania, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We do not express an opinion or any other form of assurance on management's statement referring to post year-end remediation to address the material weakness.

Reading, Pennsylvania
March 14, 2005


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The information required in this Item, relating to directors, executive officers, and control persons is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2005 Annual Meeting of Shareholders under the heading "Remuneration of Directors and Officers and Other Transactions", which pages are incorporated herein by reference.

        AUDIT COMMITTEE. Royal Bancshares has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Gregory T. Reardon (Chairman), Jack R. Loew, Anthony J. Micale and Edward B. Tepper as an advisor each of whom is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

        AUDIT COMMITTEE FINANCIAL EXPERT. Royal Bancshares' Board of Directors has determined that Gregory T. Reardon, the Audit Committee Chairman, is an audit committee financial expert as defined in Item 401(h) of Regulation S-K of the Exchange Act and is independent as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.

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

        Based solely on its review of forms that were received from certain reporting persons, Royal Bancshares believes that during the period January 1, 2004 through December 31, 2004, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item, relating to executive compensation, is set forth in the Royal Bancshares' Proxy Statement to be used in connection with the 2005 Annual Meeting of Shareholders, under the heading "Renumeration of Directors and Officers and Other Transactions", which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2005 Annual Meeting of Shareholders, under the heading "Information About Nominees, Continuing Directors and Executive Officers", which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2005 Annual Meeting of Shareholders, under the heading "Interest of Management and Others in Certain Transactions", which pages are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item appears under the heading "AUDIT FEES" of the Proxy Statement to be used in connection with the 2005 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.      1.  Financial Statements

            The following financial statements are included by reference in
            Part II, Item 8 hereof.
                Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets.
                Consolidated Statements of Income.
                Consolidated Statements of Changes in Stockholders' Equity. Consolidated Statement of Cash Flows.
                Notes to Consolidated Financial Statements.

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

                3(i) Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement
                        No. 0-26366 on Form S-4.)

                3(ii) By-laws. (Incorporated by reference to Exhibit 99 to Registrant's Current Report on Form 8-K, filed with the Commission on March 13, 2001.)

                4.1 Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant's Current Report 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.))

                4.2 Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant's Current Report 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.))

                4.3 Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2004.)

                4.4 Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2004.)

                4.5 Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2004.)

                4.6 Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to
                        Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2004.)

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

                10.3 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Joseph P. Campbell, President and Chief Executive Officer, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10- Q filed with the Commission on November 9, 2004.)

                10.4 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and James J. McSwiggan, Executive Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

                10.5 Employment agreement between Royal Bank America and Robert R. Tabas, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

                10.6 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Murray Stempel, Senior Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

                10.7 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and John Decker, Senior Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

                10.8 Employment agreement between Royal Bank America and Edward Shin, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

                11. Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note K, "Per Share Information".

                12. Statement re: Computation of Ratios. (Included at Item 8 here of, Note P, "Regulatory Matters.")

                14.     Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

                21.     Subsidiaries of Registrant.

                23a. Consent of Independent Accountants from Beard Miller Company LLP.
                23b.    Consent of Independent Accountants from Grant Thornton
                        LLP.

                31.1 Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer
                31.2 Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

                32.1    Section 1350 Certification of Chief Executive Officer.
                32.2    Section 1350 Certification of Chief Financial Officer.

                99.1    Opinion letter of Independent Accounts Grant Thornton
                        LLP.

(b) Reports on Form 8-K filed by the Registrant during the fourth quarter and through this Form 10K filing are as follows:

        Royal Bancshares filed a report on Form 8-K with the Securities and Exchange Commission as of October 18, 2004 announcing the dismissal of independent accounts from Grant Thornton LLP and appointed Beard Miller Company LLP.

        Royal Bancshares filed a report on Form 8-K with the Securities and Exchange Commission as of October 25, 2004, reporting its third quarter earnings and the declaration of its 38th consecutive cash dividend.

        Royal Bancshares filed a report on Form 8-K with the Securities and Exchange Commission as of October 27, 2004, reporting the completion of private placement of an aggregate $25 million of trust preferred securities and the formations of two Delaware Trust affiliates.

        Royal Bancshares filed a report on Form 8-K with the Securities and Exchange Commission as of December 16, 2004, announcing the declaration of 2% stock dividend on both Class A and Class B shares.

        Royal Bancshares filed a report on Form 8-K with the Securities and Exchange Commission as of January 20, 2005, reporting its forth quarter earnings and the declaration of its 39th consecutive cash dividend.

        Royal Bancshares filed a report on Form 8-K with the Securities and Exchange Commission as of January 25, 2005, announcing the promotions of senior management.

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


ROYAL BANCSHARES OF PENNSYLVANIA, INC.

/s/ Joseph P. Campbell
-----------------------
Joseph P. Campbell
Chief Executive Officer
March 14, 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURES

By: /s/ Joseph P. Campbell                               March 14, 2005.
----------------------------------
Joseph P. Campbell
CEO/President/Director

By: /s/ Jeffrey T. Hanuscin                              March 14, 2005.
----------------------------------
Jeffrey T. Hanuscin
Chief Financial Officer

By:/s/ James J. McSwiggan                                March 14, 2005.
----------------------------------
James J. McSwiggan
Director/Chief Operating Officer

By:/s/Robert R. Tabas                                    March 14, 2005.
----------------------------------
Robert R. Tabas
Chairman of the Board

By:/s/ Albert Ominsky                                    March 14, 2005.
----------------------------------
Albert Ominsky
Director

By:/s/ Anthony J. Micale                                 March 14, 2005.
----------------------------------
Anthony J. Micale
Director

By:/s/ Gregory T. Reardon                                March 14, 2005.
----------------------------------
Gregory T. Reardon
Director

By:/s/ Murray Stempel,III                                March 14, 2005.
----------------------------------
Murray Stempel, III
Director/ Senior Vice President

By:/s/ John M. Decker                                    March 14, 2005.
----------------------------------
John M. Decker
Director/ Senior Vice President

By:/s/ Carl M. Cousins                                   March 14, 2005.
----------------------------------
Carl M. Cousins
Director

By:/s/ Lee E. Tabas                                      March 14, 2005.
----------------------------------
Lee E. Tabas
Director

By:/s/ Jack R. Loew                                      March 14, 2005.
----------------------------------
Jack R. Loew
Director

By:/s/ Howard Wurzak                                     March 14, 2005.
----------------------------------
Howard Wurzak
Director

By:/s/ Evelyn Rome Tabas                                 March 14, 2005.
----------------------------------
Evelyn Rome Tabas
Director

By:/s/ Mitchell L. Morgan                                March 14, 2005.
----------------------------------
Mitchell L. Morgan
Director

By:/s/ Edward B. Tepper                                  March 14, 2005.
----------------------------------
Edward B. Tepper
Director

By:/s/ Linda Tabas Stempel                               March 14, 2005.
----------------------------------
Linda Tabas Stempel
Director

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

3(i) Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Registration Statement No. 0-26366 on Form S-4.)

3(ii) By-laws. (Incorporated by reference to Exhibit 99 to Registrant's Current Report on Form 8-K, filed with the Commission on March 13, 2001.)

4.1 Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (included as Exhibit A to
        Exhibit 10.1) filed with the Commission on November 1, 2004.))

4.2 Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K (included as Exhibit A to
        Exhibit 10.2) filed with the Commission on November 1, 2004.))

4.3 Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.4 Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.5 Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.6 Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1 Stock Option and Appreciation Right Plan. (Incorporated by reference to the Registrant's Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

10.2 Outside Directors' Stock Option Plan. (Incorporated by reference to the Registrant's Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

10.3 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Joseph P. Campbell, President and Chief Executive Officer, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.4 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and James J. McSwiggan, Executive Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.5 Employment agreement between Royal Bank America and Robert R. Tabas, entered into on April 23, 2004. (Incorporated by reference to Exhibit
        10.6 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.6 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Murray Stempel, Senior Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.7 Employment agreement between Royal Bancshares of Pennsylvania, Inc. and John Decker, Senior Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.8 Employment agreement between Royal Bank America and Edward Shin, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

11. Statement Re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note K, "Per Share Information".)

12. Statements re: Computation of Ratios. (Included at Item 8 here of, Note P, "Regulatory Matters.")

14.     Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

21.     Subsidiaries of Registrant.

23.1    Consent of Independent Accountants from Beard Miller Company LLP.
23.2    Consent of Independent Accountants Grant Thornton LLP.

31.1    Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer
31.2    Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1    Section 1350 Certification of Chief Executive Officer.
32.2    Section 1350 Certification of Chief Financial Officer.

99.1    Opinion letter of Independent Accounts  Grant Thornton LLP.