Form 10-Q
period 2005-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2005-05-10
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 for the quarterly period ended: MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from:____________to____________

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
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Common Stock        Outstanding at April 30, 2005
    --------------------        -----------------------------
    $2.00 PAR VALUE             10,484,595

    Class B Common Stock        Outstanding at April 30, 2005
    --------------------        -----------------------------
    $.10 PAR VALUE              1,978,347

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands, except share data)

                                                                                   MAR 31, 2005    DEC 31, 2004
                                                                                   ------------    ------------
                                                                                   (UNAUDITED)
                        ASSETS

Cash and due from banks                                                            $     19,322    $     26,109
Federal funds sold                                                                        8,850           1,000
                                                                                   ------------    ------------
               Total cash and cash equivalents                                           28,172          27,109
                                                                                   ------------    ------------
Investment securities held to maturity (HTM) (fair value of $217,052 at
 March 31, 2005 and $211,865 at December 31, 2004)                                      219,459         212,227
Investment securities available for sale (AFS) - at fair value                          367,165         372,034
Loans held for sale                                                                       1,469           2,204
Loans                                                                                   491,805         467,294
    Less allowance for loan losses                                                       12,495          12,519
                                                                                   ------------    ------------
               Net loans                                                                479,310         454,775
Premises and equipment, net                                                              70,913          72,433
Accrued interest and other assets                                                        64,538          64,492
                                                                                   ------------    ------------
               Total assets                                                        $  1,231,026    $  1,205,274
                                                                                   ============    ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits
       Non-interest bearing                                                        $     56,990    $     64,371
       Interest bearing (includes certificates of deposit in excess of $100 of $96,762 at March 31, 2005 and
        $90,596 at December 31, 2004)                                                   613,782         678,011
                                                                                   ------------    ------------
               Total deposits                                                           670,772         742,382
    Accrued interest payable                                                              5,584           5,602
    Borrowings                                                                          401,815         304,023
    Other liabilities                                                                    10,822           8,736
                                                                                   ------------    ------------
               Total liabilities                                                      1,088,993       1,060,743
                                                                                   ------------    ------------
MINORITY INTEREST                                                                         2,892           3,655

Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
        10,484,595 at March 31, 2005 and 10,276,672 at December 31, 2004                 20,969          20,553
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
        1,978,347 at March 31, 2005 and 1,939,490 at December 31, 2004                      198             194
    Additional paid in capital                                                           98,741          92,037
    Retained earnings                                                                    20,686          26,558
    Accumulated other comprehensive income                                                  812           3,799
                                                                                   ------------    ------------
                                                                                        141,406         143,141
    Treasury stock - at cost, shares of Class A, 215,388 at March 31, 2005,
     and December 31, 2004                                                               (2,265)         (2,265)
                                                                                   ------------    ------------
               Total stockholders' equity                                               139,141         140,876
                                                                                   ------------    ------------
               Total liabilities and stockholders' equity                          $  1,231,026    $  1,205,274
                                                                                   ============    ============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   ----------------------------
(in thousands, except per share data)                                                  2005            2004
-----------------------------------------------                                    ------------    ------------
Interest income
    Loans, including fees                                                          $     10,126    $     10,634
    Investment securities held to maturity                                                2,248           1,174
    Investment securities available for sale                                              4,789           5,556
    Deposits in banks                                                                        23             141
    Federal funds sold                                                                       18              23
                                                                                   ------------    ------------
           TOTAL INTEREST INCOME                                                         17,204          17,528
                                                                                   ------------    ------------
Interest expense
    Deposits                                                                              4,010           4,367
    Borrowings                                                                            3,356           2,363
                                                                                   ------------    ------------
           TOTAL INTEREST EXPENSE                                                         7,366           6,730
                                                                                   ------------    ------------
           NET INTEREST INCOME                                                            9,838          10,798
    Provision for loan losses                                                                 1               1
                                                                                   ------------    ------------
           NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            9,837          10,797
                                                                                   ------------    ------------
Other income
    Service charges and fees                                                                293             352
    Net gains on sales of investment securities                                             250             193
    Income related to equity investments                                                  1,443           1,858
    Gains on sales of other real estate                                                     289             332
    Gains on sales of loans                                                                 125             176
    Other income                                                                            213             272
                                                                                   ------------    ------------
                                                                                          2,613           3,183
                                                                                   ------------    ------------
Other expenses
    Salaries and wages                                                                    2,314           2,090
    Employee benefits                                                                       576             512
    Occupancy and equipment                                                                 409             383
    Expenses related to equity investments                                                1,064           1,728
    Other operating expenses                                                              1,997           1,863
                                                                                   ------------    ------------
                                                                                          6,360           6,576
                                                                                   ------------    ------------
           INCOME BEFORE INCOME TAXES                                                     6,090           7,404
    Income taxes                                                                          1,769           2,240
                                                                                   ------------    ------------
           NET INCOME                                                              $      4,321    $      5,164
                                                                                   ============    ============
    Per share data
        Net income - basic                                                         $        .34    $        .41
                                                                                   ============    ============
        Net income - diluted                                                       $        .34    $        .41
                                                                                   ============    ============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                                       CLASS A COMMON STOCK             CLASS B COMMON STOCK
                                                   -----------------------------   -----------------------------
(in thousands)                                        SHARES          AMOUNT           SHARES         AMOUNT
------------------------------------------------   -------------   -------------   -------------   -------------
Balance, January 1, 2005                                  10,277   $      20,553           1,939   $         194

Net income for the three  months ended Mar 31,                 -               -               -               -
Conversion  of  Class B  common  stock  to
 Class A Common stock                                          -               -               -               -
Purchase of treasury stock                                     -               -               -               -
2% stock dividend declared                                   201             402              39               4
Cash dividends on common stock
 (per  share:  Class A $0.25 and Class B $0.2875)              -               -               -               -
Cash in lieu of fractional shares                              -               -               -               -
Stock options exercised                                        7              14               -               -
Other comprehensive loss, net of
 Reclassifications and taxes                                   -               -               -               -
                                                   -------------   -------------   -------------   -------------
Comprehensive income

Balance, March 31, 2005                                   10,485   $      20,969           1,978   $         198
                                                   =============   =============   =============   =============

                                                                                                    ACCUMULATED
                                                     ADDITIONAL                                       OTHER
                                                      PAID IN        RETAINED         TREASURY     COMPREHENSIVE    COMPREHENSIVE
(in thousands)                                        CAPITAL        EARNINGS           STOCK      INCOME (LOSS)       INCOME
------------------------------------------------   -------------   -------------   -------------   -------------    -------------
Balance, January 1, 2005                           $      92,037   $      26,558   $      (2,265)  $       3,799

Net income for the three  months ended Mar 31,                 -           4,321               -               -    $       4,321
Conversion  of  Class B  common  stock  to
 Class A Common stock                                          -              --               -               -                -
Purchase of treasury stock                                     -               -               -               -                -
2% stock dividend declared                                 6,640          (7,046)              -               -
Cash dividends on common stock
 (per  share:  Class A $0.25 and Class B $0.2875)              -          (3,135)              -               -                -
Cash in lieu of fractional shares                              -             (12)              -               -                -
Stock options exercised                                       64               -               -               -                -
Other comprehensive loss, net of
 Reclassifications and taxes                                   -               -               -          (2,987)          (2,987)
                                                   -------------   -------------   -------------   -------------    -------------
Comprehensive income                                                                                                $       1,334
                                                                                                                    =============
Balance, March 31, 2005                            $      98,741   $      20,686   $      (2,265)  $         812
                                                   =============   =============   =============   =============

The accompanying notes are an integral part of the financial statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                       CLASS A COMMON STOCK             CLASS B COMMON STOCK
                                                   -----------------------------   -----------------------------
(in thousands)                                        SHARES          AMOUNT           SHARES         AMOUNT
------------------------------------------------   -------------   -------------   -------------   -------------
Balance, January 1, 2004                                  10,027   $      20,054           1,909   $         191

Net income for the three  months ended Mar 31,                 -               -               -               -
Conversion  of  Class B  common  stock  to
 Class A Common stock                                          3               6              (3)             (1)
Purchase of treasury stock                                     -               -               -               -
2% stock dividend declared                                   196             392              39               5
Cash dividends on common stock
 (per  share:  Class A $0.25 and Class B $0.2875)              -               -               -               -
Cash in lieu of fractional shares                              -               -               -               -
Stock options exercised                                        3               6               -               -
Other comprehensive income, net of
 Reclassifications and taxes                                   -               -               -               -
                                                   -------------   -------------   -------------   -------------
Comprehensive income

Balance, March 31, 2004                            $      10,229   $      20,458           1,945   $         195
                                                   =============   =============   =============   =============

                                                                                                    ACCUMULATED
                                                     ADDITIONAL                                       OTHER
                                                      PAID IN        RETAINED         TREASURY     COMPREHENSIVE    COMPREHENSIVE
(in thousands)                                        CAPITAL        EARNINGS           STOCK      INCOME (LOSS)       INCOME
------------------------------------------------   -------------   -------------   -------------   -------------    -------------

Balance, January 1, 2004                           $      85,448   $      24,989   $      (2,265)  $       6,415

Net income for the three  months ended Mar 31,                 -           5,164               -               -    $       5,164
Conversion  of  Class B  common  stock  to
 Class A Common stock                                          -              (5)              -               -                -
Purchase of treasury stock                                     -               -               -               -                -
2% stock dividend declared                                 5,842          (6,237)              -               -
Cash dividends on common stock
 (per  share:  Class A $0.25 and Class B $0.2875)              -          (3,001)              -               -                -
Cash in lieu of fractional shares                              -             (11)              -               -                -
Stock options exercised                                       45               -               -               -                -
Other comprehensive income, net of
 Reclassifications and taxes                                   -               -               -           1,778            1,778
                                                   -------------   -------------   -------------   -------------    -------------
Comprehensive income                                                                                                $       6,942
                                                                                                                    =============

Balance, March 31, 2004                            $      91,335   $      20,899   $      (2,265)  $       8,193
                                                   =============   =============   =============   =============

The accompanying notes are an integral part of the financial statement

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,
                                 (in thousands)

                                                                                       2005            2004
                                                                                   ------------    ------------
Cash flows from operating activities
    Net income                                                                     $      4,321    $      5,164
    Adjustments to reconcile net income to
     net cash provided by operating activities
        Depreciation                                                                        587             203
        Provision for loan losses                                                             1               1
        Net accretion  of discounts and premiums
        on  loans, mortgage-backed securities and investments                             1,788           3,200
        Provision for deferred income taxes                                              (1,007)            916
        Gains on other real estate                                                         (289)           (332)
        Gains on sales of loans                                                            (125)           (176)
        Net gains on sales of investment securities                                        (250)           (193)
    Changes in assets and liabilities:
        Increase(decrease) in accrued interest receivable                                (1,056)          1,421
        (Increase) in other assets                                                        1,709          (3,269)
        Increase(decrease) in accrued interest payable                                      (18)             13
        Increase in other liabilities                                                     1,323           4,464
                                                                                   ------------    ------------
            Net cash provided by operating activities                                     6,984          11,412

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities                          32,750          89,285
    Proceeds from calls/maturities of AFS investment securities                           3,970          37,917
    Proceeds from sales of AFS investment securities                                      6,345             890
    Purchase of AFS investment securities                                                (5,137)        (83,932)
    Purchase of HTM investment securities                                               (40,025)             --
    Redemption(purchase) of FHLB Stock                                                   (4,825)            704
    Net (increase) decrease in loans                                                    (23,018)         25,529
    Purchase of premises and equipment                                                      933         (62,458)
                                                                                   ------------    ------------
            Net cash (used in) investing activities                                     (29,007)          7,935

Cash flows from financing activities:
    Net (decrease) increase in non-interest bearing and
     interest bearing demand deposits and savings accounts                              (77,263)          1,925
    Net (decrease) increase in certificates of deposit                                    5,655          (3,469)
    Mortgage payments                                                                       (15)            (16)
    Net increase in FHLB borrowings                                                      96,500              --
    Obligations through equity investments                                                1,292          53,846
    Cash dividends                                                                       (3,135)         (3,002)
    Cash in lieu of fractional shares                                                       (12)            (11)
    Issuance of common stock under stock option plans                                        64              45
                                                                                   ------------    ------------
            Net cash provided by financing activities                                    23,086          49,318
            NET  INCREASE IN CASH AND CASH EQUIVALENTS                                    1,063          68,665
Cash and cash equivalents at beginning of year                                           27,109          25,070
                                                                                   ------------    ------------
Cash and cash equivalents at end of year                                           $     28,172    $     93,735
                                                                                   ============    ============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc. and Royal Bank, including Royal Bank's subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, and 60% ownership of Crusader Servicing Corporation. The two recently formed Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FIN 46(R). These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

2.      Segment Information

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

        As a result of the adoption of FIN 46(R), Royal Bancshares is reporting on a consolidated basis its interest in four Equity Investments as Variable Interest Entities ("VIE") which have different characteristics than the community banking segment. Royal Bancshares has investments in two apartment complexes and two buildings leased as commercial office space.

                                                         THREE MONTHS ENDED MARCH 31, 2005
                                            ----------------------------------------------------------
                                              COMMUNITY      TAX LIEN        EQUITY
                (in thousands)                 BANKING       OPERATION     INVESTMENTS    CONSOLIDATED
                -------------------------   ------------   ------------   ------------    ------------
                Total assets                $  1,117,768   $     46,400   $     66,858    $  1,231,026
                                            ============   ============   ============    ============
                Total deposits                   670,772             --             --         670,772
                                            ============   ============   ============    ============
                Net interest income         $      9,718   $        674   $       (554)   $      9,838
                Provision for loan losses             --              1             --               1
                Other income                       1,079             91          1,443           2,613
                Other expense                      4,632            664          1,064           6,360
                Income tax expense                 1,720             49             --           1,769
                                            ------------   ------------   ------------    ------------
                Net income                  $      4,445   $         51   $       (175)   $      4,321
                                            ============   ============   ============    ============

                                                         THREE MONTHS ENDED MARCH 31, 2004
                                            ----------------------------------------------------------
                                              COMMUNITY      TAX LIEN        EQUITY
                (in thousands)                 BANKING       OPERATION     INVESTMENTS    CONSOLIDATED
                -------------------------   ------------   ------------   ------------    ------------
                Total assets                $  1,105,289   $     45,697   $     64,819    $  1,215,805
                                            ============   ============   ============    ============
                Total deposits                   789,517             --             --         789,517
                                            ============   ============   ============    ============
                Net interest income         $     10,188   $        881   $       (271)   $     10,798
                Provision for loan losses             --              1             --               1
                Other income                       1,001            325          1,857           3,183
                Other expense                      3,901            947          1,728           6,576
                Income tax expense                 2,118            122             --           2,240
                                            ------------   ------------   ------------    ------------
                Net income                  $      5,170   $        136   $       (142)   $      5,164
                                            ============   ============   ============    ============

        Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $617 thousand and $455 thousand for the three-months period ending March 31, 2005, and 2004, respectively.

3.      Per Share Information

        The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. December 15, 2004 the Company declared a 2% stock dividend payable on January 12, 2005. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (in thousands, except per share data):

                                                              THREE MONTHS ENDED MARCH 31, 2005
                                                      ------------------------------------------------
                                                          Income       Average shares      Per share
                                                        (numerator)     (denominator)       Amount
                                                      --------------   --------------   --------------
        Basic EPS
          Income available to common shareholders     $        4,321           12,541   $         0.34
        Effect of dilutive securities Stock options                                91               --
                                                      --------------   --------------   --------------
        Diluted EPS
          Income available to common shareholders
           plus assumed exercise of options           $        4,321           12,632   $         0.34

                                                              THREE MONTHS ENDED MARCH 31, 2004
                                                      ------------------------------------------------
                                                          Income       Average shares      Per share
                                                        (numerator)     (denominator)       Amount
                                                      --------------   --------------   --------------
        Basic EPS
          Income available to common shareholders     $        5,164           12,494   $         0.41
        Effect of dilutive securities Stock options                                61               --
                                                      --------------   --------------   --------------
        Diluted EPS
          Income available to common shareholders
           plus assumed exercise of options           $        5,164           12,555   $         0.41

4.      Investment Securities:

        The carrying value and approximate market value of investment securities at March 31, 2005 are as follows:

                                   AMORTIZED        GROSS           GROSS        APPROXIMATE
                                   PURCHASED     UNREALIZED      UNREALIZED         FAIR         CARRYING
        (in thousands)               COST           GAINS          LOSSES           VALUE          VALUE
        ----------------------   ------------   ------------    ------------    ------------   ------------
        HELD TO MATURITY:
        Mortgage Backed          $        218   $         --    $         --    $        218   $        218
        US Agencies                   195,000             --          (3,124)        191,876        195,000
        Other Securities               24,241            717              --          24,958         24,241
                                 ------------   ------------    ------------    ------------   ------------
                                 $    219,459   $        717    $     (3,124)   $    217,052   $    219,459
                                 ============   ============    ============    ============   ============
        AVAILABLE FOR SALE:
        Federal Home Loan
          Bank Stock - at cost   $     15,925   $         --    $         --    $     15,925   $     15,925
        Mortgage Backed                49,123             36            (559)         48,600         48,600
        CMO's                          28,128             42              --          28,170         28,170
        US Agencies                    94,977             --          (3,019)         91,958         91,958
        Other securities              177,763          5,992          (1,243)        182,512        182,512
                                 ------------   ------------    ------------    ------------   ------------
                                 $    365,916   $      6,070    $     (4,821)   $    367,165   $    367,165
                                 ============   ============    ============    ============   ============

5. Allowance for Loan Losses: Changes in the allowance for credit losses were as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
        (in thousands)                              2005            2004
        -----------------------------------     ------------    ------------
        BALANCE AT BEGINNING OF PERIOD,         $     12,519    $     12,426
          Loans charged-off                              (33)            (57)
          Recoveries                                       8              97
                                                ------------    ------------
             Net charge-offs and recoveries               25              40
          Provision for loan losses                        1               1
                                                ------------    ------------
        BALANCE AT END OF PERIOD                $     12,495    $     12,467
                                                ============    ============

6.      Non-performing loans

        Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $13.0 million and $10.0 million at March 31, 2005 and 2004, respectively. Although the Company has non-performing loans of approximately $13.0 million at March 31, 2005, management believes it has adequate collateral to limit its credit risk with these loans.

        The balance of impaired loans, which included the loans on which the accrual of interest has been discontinued, was approximately $13.0 million and $10.0 million at March 31, 2005 and 2004, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the Company recognizes the balances of impaired loans when analyzing its loan loss reserve, the allowance for loan loss associated with impaired loans was $2.3 million at March 31, 2005. The income that was recognized on impaired loans during the three-month period ended March 31, 2005 was $-0-. The cash collected on impaired loans during the same period was $170,000 all of which was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

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

        Net periodic defined benefit pension expense for the three months ended March 31, 2005 and 2004 included the following components:

                                                    Three months ended
                                                         March 31,
                                                ----------------------------
        (in thousands)                              2005            2004
        -------------------------               ------------    ------------
        Service cost                                     206             108
        Interest cost                                     65              63
                                                ------------    ------------
        Net periodic benefit cost                        271             171

8.      Stock-based Compensation

        At March 31, 2005, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement provisions of Accounting Principals Board No. 25, "Accounting for Stock Issued to Employee," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

        The following table provides the disclosure required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           ----------------------------
        (in thousands, except per share data)                  2005            2004
        ------------------------------------------         ------------    ------------
        Net income, as reported                            $      4,321    $      5,164
        Less: Stock-based compensation costs
              under fair value based method for
             all awards, net of related tax effect                 (123)           (106)
                                                           ------------    ------------
        Pro forma net income                               $      4,198    $      5,058
                                                           ============    ============
        Earnings per share - Basic  As reported            $       0.34    $       0.41
                              Pro forma                    $       0.33    $       0.40
        Earnings per share - Diluted  As reported          $       0.34    $       0.41
                              Pro forma                    $       0.33    $       0.40

9.      Interest Rate Swaps

        For asset/liability management purposes, Royal Bancshares uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific liabilities which have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

        Royal Bancshares currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans. Interest rate swaps are contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount ($25 million) on which interest payments are based is not exchanged.

10.     Variable Interest Entities ("VIE")

        The Company, together with a real estate development company, formed Brook View Investors, L.L.C. ("Brook View") in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. The Company invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At March 31, 2005, Brook View had total assets of $13.0 million and total borrowings of $12.8 million of which $0 is guaranteed by the Company. The Company has determined that Brook View is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Brook View is $124,000.

        The Company, together with a real estate development company, formed Burrough's Mill Apartment, L.L.C. ("Burrough's Mill") in December 2001. Burrough's Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. The Company invested 72% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At March 31, 2005, Burrough's Mill had total assets of $36.1 million and total borrowings of $30.0 million of which $0 is guaranteed by the Company. The Company has determined that Burrough's Mill is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Burrough's Mill is $3.6 million.

        The Company, together with a real estate development company, formed Main Street West Associates, L.P. ("Main Street") in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. The Company invested 90% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At March 31, 2005, Main Street had total assets of $4.1 million and total borrowings of $2.9 million of which $0 is guaranteed by the Company. The Company has determined that Main Street is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Main Street is $674,000.

        The Company, together with a real estate investment company, formed 212 C Associates, L.P. ("212 C") in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the investment company. At March 31, 2005, 212 C had total assets of $13.7 million and total borrowings of $11.8 million of which $0 is guaranteed by the Company. The Company has determined that 212 C is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from 212 C is $1.5 million.

Trust Preferred Securities

Management has determined that Royal Bancshares Capital Trust I/II ("the Trusts") qualify as VIE's under FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities," as revised. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to Royal Bancshares.

The Company adopted the provision under the revised interpretation, FIN 46(R), in the first quarter of 2004. Accordingly, Royal Bancshares does not consolidate the Trust. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts' expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts to be included in other assets as of March 31, 2005 and the corresponding increase in outstanding debt of $774,000. In addition, income received on the Company's stock investment is included in other income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

        The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month period ended March 31, 2005.

        From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, and similar matters in this and other filings with the Securities Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance development, and results of the Company's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

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

Allowance for Loan Losses

        The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

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

FINANCIAL CONDITION

        Total consolidated assets as of March 31, 2005 were $1.23 billion, an increase of $26 million from the $1.21 billion reported at year-end, December 31, 2004. This increase is primarily due to a $25 million increase in the loan balance during the first three months of 2005.

        Total loans increased $24.5 million from the $467.3 million level at December 31, 2004 to $491.8 million at March 31, 2005. This increase is attributed to loans generated by our Royal Asian Bank Division along with being more competitive within our local markets. The year-to-date average balance of loans was $480.2 million at March 31, 2005.

        The allowance for loan loss decreased $24,000 to $12.5 million at March 31, 2005 from $12.5 million at December 31, 2004. The level of allowance for loan loss reserve represents approximately 2.5% of total loans at March 31, 2005 versus 2.7% at December 31, 2004. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

        The $2.4 million increase in total investment securities is primarily attributable to the redeployment of excess cash held during the period offset by principal payments received during the quarter.

        Total cash and cash equivalents increased $1.1 million from the $27.1 million level at December 31, 2004 to $28.2 million at March 31, 2005. This increase is primarily due to holding funds for anticipated funding needs in the lending area.

        Total deposits, the primary source of funds, decreased $71.6 million to $670.8 million at March 31, 2005, from $742.4 million at December 31, 2004. The balance of brokered deposits was $67.3 million, representing approximately 10% of total deposits at March 31, 2005. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

        Total borrowings increased $97.8 million to $401.8 million at March 31, 2005, from $304.0 million at December 31, 2004. This increase is primarily attributed to the utilization of FHLB borrowings for funding of loan volume and covering the decline in the balance of higher yielding deposits.

        Consolidated stockholders' equity decreased $1.8 million to $139.1 million at March 31, 2005 from $140.9 million at December 31, 2004. This decrease is primarily due to a decline in market value from the available for sale investment portfolio.

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

        Consolidated net income for the three months ended, March 31, 2005 was $4.3 million or $0.34 basic earnings per share, as compared to net income of $5.2 million or $0.41 basic earnings per share for the same three month period in 2004.

        For the first quarter 2005, net interest income was $9.8 million as compared to $10.8 million for the same quarter in 2004, a decrease of $1.0 million. This decrease is primarily due to an increase in the non-performing loans balance and an increase in borrowing cost from issuing subordinated debt during the fourth quarter in 2004.

        Provision for loan losses was $1,000 for the first quarter of 2005 and $1,000 for the same three-month period in 2004. Charge-offs and recoveries for the first quarter of 2005 were $33,000 and $8,000, respectively. Overall, management considers the current level of allowance for loan loss to be adequate at March 31, 2005.

        Total non-interest income for the three-month period ended March 31, 2005 was $2.6 million as compared to $3.2 million for the same three-month period in 2004. The $600,000 decrease in 2005 is primarily due to a decrease of $414,000 relating to non-interest income derived from equity investments.

        Total non-interest expense for the three months ended March 31, 2005 was $6.4 million, as compared to $6.6 million for the same period in 2004, a decrease of $216,000. The decrease is primarily attributed to the $664,000 thousand decline in non-interest expense attributed to equity investments.

CAPITAL ADEQUACY

        The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At March 31, 2005, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

        The table below provides a comparison of Royal Bancshares of Pennsylvania's and Royal Bank risk-based capital ratios and leverage ratios:

                                        ROYAL BANCSHARES                   ROYAL BANK
                                   ---------------------------       --------------------------
                                    MARCH 31,         DEC 31,         MARCH 31,        DEC 31,
                                      2005             2004             2005            2004
                                   ----------       ----------       ----------      ----------
CAPITAL LEVELS
  Tier 1 leverage ratio                  13.4%            13.9%             9.3%            9.6%
  Tier 1 risk-based ratio                18.7%            19.2%            13.1%           13.3%
  Total risk-based ratio                 20.0%            20.4%            14.4%           14.6%

CAPITAL PERFORMANCE
  Return on average assets                1.4%(1)          1.7%(1)          1.5%(1)         1.7%(1)
  Return on average equity               12.5%(1)         14.6%(1)         15.8%(1)        18.0%(1)

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

         The liquidity ratio of the Company remains strong at approximately 26% and exceeds the Company's target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

        Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2005:

INTEREST RATE SENSITIVITY

                                                     DAYS
                                           -----------------------     1 TO 5       OVER 5      NON-RATE
(IN MILLIONS)                                0 - 90      91 - 365       YEARS        YEARS      SENSITIVE       TOTAL
----------------------------------------   ----------   ----------   ----------   ----------   ----------    ----------
ASSETS
Interest-bearing deposits in banks         $      4.8   $      0.0   $      0.0   $      0.0   $     14.5    $     19.3
Federal funds sold                                8.9          0.0          0.0          0.0          0.0           8.9
Investment securities:
    Available for sale                            8.9         38.1        235.1         83.9          1.2         367.2
    Held to maturity                              3.9         10.2        205.4          0.0          0.0         219.5
                                           ----------   ----------   ----------   ----------   ----------    ----------
  Total investment securities                    12.8         48.3        440.5         83.9          1.2         586.7
Loans:
    Fixed rate                                   15.9         15.0         82.6         18.9          0.0         132.4
    Variable rate                               197.0         78.2         85.6          0.0        (12.5)        348.3
                                           ----------   ----------   ----------   ----------   ----------    ----------
  Total loans                                   212.9         93.2        168.2         18.9        (12.5)        480.7
Other assets                                      0.0          0.0          0.0          0.0        135.4         135.4
                                           ----------   ----------   ----------   ----------   ----------    ----------
  Total Assets                             $    239.4   $    141.5   $    608.7   $    102.8   $    138.6    $  1,231.0
                                           ==========   ==========   ==========   ==========   ==========    ==========
LIABILITIES & CAPITAL
Deposits:
    Non interest bearing deposits          $      0.0   $      0.0   $      0.0   $      0.0   $     56.9    $     56.9
    Interest bearing deposits                    46.5        159.5        240.7          0.0          0.0         446.7
    Certificate of deposits                      48.8         51.6         62.9          3.9          0.0         167.2
                                           ----------   ----------   ----------   ----------   ----------    ----------
  Total deposits                                 95.3        211.1        303.6          3.9         56.9         670.8
Borrowings (1)                                  149.4         37.5         77.9         79.5         57.5         401.8
Other liabilities                                 0.0          0.0          0.3          0.0         19.0          19.3
Capital                                           0.0          0.0          0.0          0.0        139.1         139.1
                                           ----------   ----------   ----------   ----------   ----------    ----------
  Total liabilities & capital              $    244.7   $    248.6   $    381.8   $     83.4   $    272.5    $  1,231.0
                                           ==========   ==========   ==========   ==========   ==========    ==========
Net  interest rate  GAP                    $     (5.3)  $   (107.1)  $    226.9   $     19.4   $   (133.9)
                                           ==========   ==========   ==========   ==========   ==========
Cumulative interest rate  GAP              $     (5.3)  $   (112.4)  $    114.5   $    133.9
                                           ==========   ==========
GAP to total  assets                                0%          -9%
                                           ==========   ==========
GAP to total equity                                -4%         -77%
                                           ==========   ==========
Cumulative GAP to total assets                      0%          -9%
                                           ==========   ==========
Cumulative GAP to total equity                     -4%         -81%
                                           ==========   ==========

(1) The $57.5 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

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

ITEM 4 - CONTROLS AND PROCEDURES

i)      Management's Report on Controls and Procedures

        Company management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner.

ii)     Change in Internal Controls.

        In connection with the ongoing review of the Company's internal controls over financial reporting as defined in rule 13a-15(f) and 15(d)(f) under the Securities Exchange Act 1934, as amended , and in response to the material weakness identified in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company has implemented the documentation required under SAB No.102 relating to the Company's allowance for loan losses.

                               RECENT DEVELOPMENTS

        None

                        RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for FASB's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans for debt securities acquired in fiscal years beginning after December 15, 2004. The Company adopted the provisions of SOP 03-3 on January 1, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None

ITEM 3. DEFAULT AND UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

 None

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS

        (a)

                31.1 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on May 9, 2005.

                31.2 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on May 9, 2005.

                32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on May 9, 2005.

                32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on May 9, 2005.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                                       (Registrant)

Dated: May 9, 2005                            /s/ Jeffrey T. Hanuscin
                                              -----------------------
                                              Jeffrey T. Hanuscin
                                              Chief Financial Officer