Form 10-Q
period 2005-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2005-08-09
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  for the quarterly period ended: JUNE 30, 2005
                                                 ------------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                       For the transition period from: __________ to


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

                                Yes __X__     No_________

         Indicate by check mark whether the registrant is an accelerated filer
         (as defined in Exchange Act 12b-2). Yes __X__   No. ______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class A Common Stock              Outstanding at July 31, 2005
                  --------------------              ----------------------------
                  $2.00 PAR VALUE                   10,493,526

                  Class B Common Stock              Outstanding at July 31, 2005
                  --------------------              ----------------------------
                  $.10 PAR VALUE                    1,973,531

ITEM 1- PART 1. FINANCIAL STATEMENTS

                                         ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND
                                                        SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS

                                 (dollars in thousands, except share data)               (UNAUDITED)
                        ASSETS                                                          JUNE 30, 2005          DEC 31, 2004
                                                                                        -------------          ------------
Cash and due from banks                                                                       $16,470               $26,109
Federal funds sold                                                                             11,800                 1,000

               Total cash and cash equivalents                                                 28,270                27,109

Investment securities held to maturity (HTM) (fair value of $239,745 at
        June 30, 2005 and $211,865 at December 31, 2004)                                      240,538               212,227

Investment securities available for sale (AFS) - at fair value                                372,530               372,034

Loans held for sale                                                                             1,062                 2,204
Loans                                                                                         511,997               467,294
    Less allowance for loan losses                                                             10,295                12,519
                                                                                           ----------            ----------

               Net loans                                                                      501,702               454,775
Premises and equipment, net                                                                    54,067                72,433
Accrued interest and other assets                                                              65,530                64,492
                                                                                           ----------            ----------
                      Total assets                                                         $1,263,699            $1,205,274
                                                                                           ==========            ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                                   $64,065               $64,371
       Interest bearing (includes certificates of deposit in excess of $100 of $151,844 at June 30, 2005 and
         $90,596 at December 31, 2004)                                                        637,054               678,011
                                                                                           ----------            ----------

               Total deposits                                                                 701,119               742,382
    Accrued interest payable                                                                    5,807                 5,602
      Borrowings                                                                              399,039               304,023
    Other liabilities                                                                           8,827                 8,736
                                                                                           ----------            ----------

               Total liabilities                                                            1,114,792             1,060,743

MINORITY INTEREST                                                                               3,122                 3,655
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         10,493,526 at June 30, 2005 and 10,276,672 at December 31, 2004                       20,987                20,553
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,973,531 at June 30, 2005 and 1,939,490 at December 31, 2004                            197                   194
    Additional paid in capital                                                                 98,828                92,037
    Retained earnings                                                                          24,781                26,558
    Accumulated other comprehensive income                                                      3,257                 3,799
                                                                                           ----------            ----------
                                                                                              148,050               143,141

    Treasury stock - at cost, shares of Class A, 215,388 at June 30, 2005,
      and December 31, 2004.                                                                   (2,265)               (2,265)
                                                                                           ----------            ----------

                     Total stockholders' equity                                               145,785               140,876
                                                                                           ----------            ----------
                       Total liabilities and stockholders' equity                          $1,263,699            $1,205,274
                                                                                           ==========            ==========

The accompanying notes are an integral part of these statements.

                    ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)



                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                     ------------------------
(in thousands, except per share data)
                                                                      2005             2004
                                                                     -------          -------
Interest income
    Loans, including fees                                            $12,166          $10,017
    Investment securities held to maturity                             2,227            1,220
    Investment securities available for sale                           4,908            5,095
    Deposits in banks                                                     18              146
    Federal funds sold                                                    11               30
                                                                     -------          -------
           TOTAL INTEREST INCOME                                      19,330           16,508
                                                                     -------          -------
Interest expense
    Deposits                                                           4,069            4,288
    Borrowings                                                         3,626            2,681
                                                                     -------          -------
           TOTAL INTEREST EXPENSE                                      7,695            6,969
                                                                     -------          -------
           NET INTEREST INCOME                                        11,635            9,539
      Provision for loan losses                                           --                4
                                                                     -------          -------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                         11,635            9,535
                                                                     -------          -------

Other income
    Service charges and fees                                             288              318
      Net (loss) gains on sales of investment securities                 (88)              33
    Income related to equity investments                               2,952            1,903
    Gains on sales of other real estate                                  404              542
    Gains on sales of loans                                              103              252
    Other income                                                         221              416
                                                                     -------          -------
                                                                       3,880            3,464
                                                                     -------          -------
Other expenses
    Salaries and wages                                                 2,391            2,200
      Employee benefits                                                1,550              558
      Occupancy and equipment                                            408              358
      Expenses related to equity investments                             968            1,170
    Other operating expenses                                           2,252            2,496
                                                                     -------          -------
                                                                       7,569            6,782
                                                                     -------          -------

           INCOME BEFORE INCOME TAXES                                  7,946            6,217
    Income taxes                                                         704            1,823
                                                                     -------          -------
           NET INCOME                                                 $7,242          $ 4,394
                                                                     =======          =======
        Net income - basic                                              $.58          $   .35
                                                                     =======          =======
           Net income - diluted                                         $.57          $   .35
                                                                     =======          =======
           Cash dividend - Class A shares                               $.25          $   .25
                                                                     =======          =======
           Cash dividend - Class B shares                             $.2875          $ .2875
                                                                     =======          =======

The accompanying notes are an integral part of these statements.

                    ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)
                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                     ------------------------
(in thousands, except per share data)
                                                                      2005             2004
                                                                     -------          -------
Interest income
    Loans, including fees                                            $22,292          $20,652
    Investment securities held to maturity                             4,475            2,393
    Investment securities available for sale                           9,697           10,651
    Deposits in banks                                                     41              287
    Federal funds sold                                                    29               53
                                                                     -------          -------
           TOTAL INTEREST INCOME                                      36,534           34,036
                                                                     -------          -------
Interest expense
    Deposits                                                           8,079            8,655
    Borrowings                                                         6,982            5,044
                                                                     -------          -------
           TOTAL INTEREST EXPENSE                                     15,061           13,699
                                                                     -------          -------
           NET INTEREST INCOME                                        21,473           20,337
      Provision for loan losses                                            1                5
                                                                     -------          -------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                         21,472           20,332
                                                                     -------          -------

Other income
    Service charges and fees                                             581              671
      Net gains on sales of investment securities                        162              226
    Income related to equity investments                               4,395            3,760
    Gains on sales of other real estate                                  693              874
    Gains on sales of loans                                              228              431
    Other income                                                         434              685
                                                                     -------          -------
                                                                       6,493            6,647
                                                                     -------          -------
Other expenses
    Salaries and wages                                                 4,705            4,290
      Employee benefits                                                2,126            1,070
      Occupancy and equipment                                            817              741
      Expenses related to equity investments                           1,788            2,898
    Other operating expenses                                           4,492            4,359
                                                                     -------          -------
                                                                      13,928           13,358
                                                                     -------          -------

           INCOME BEFORE INCOME TAXES                                 14,037           13,621
    Income taxes                                                       2,474            4,063
                                                                     -------          -------
           NET INCOME                                                $11,563          $ 9,558
                                                                     =======          =======
    Per share data
        Net income - basic                                           $   .92          $   .76
                                                                     =======          =======
           Net income - diluted                                      $   .92          $   .76
                                                                     =======          =======
           Cash dividend - Class A shares                            $   .50          $   .50
                                                                     =======          =======
           Cash dividend - Class B shares                            $  .575          $  .575
                                                                     =======          =======

The accompanying notes are an integral part of these statements.


                                       ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME
                                                   SIX MONTHS ENDED JUNE 30, 2005
                                                             (UNAUDITED)




                                                                                                           ADDITIONAL
                                                       CLASS A COMMON STOCK         CLASS B COMMON STOCK    PAID IN     RETAINED
(dollars in  thousands, except per share data)         SHARES        AMOUNT         SHARES        AMOUNT    CAPITAL     EARNINGS
                                                       ------       -------         ------        ------    -------     -------
Balance, January 1, 2005                               10,277       $20,553         1,939           $194    $92,037     $26,558

Net income                                                  -             -             -              -          -      11,563
Conversion of Class B common stock to Class A
  Common stock                                              6            12           (4)             (1)         -         (11)
Purchase of treasury stock                                  -             -             -              -          -           -
2% stock dividend                                         201           402            39              4      6,640      (7,046)
Cash dividends on common stock                                                                                           (6,271)
Cash in lieu of fractional shares                           -             -             -              -          -         (12)
Stock options exercised                                    10            20             -              -        151           -
Other comprehensive loss, net of reclassification
  adjustment and tax benefit of  $292                       -             -             -              -          -           -
                                                       ------       -------         -----         ------    -------     -------
Comprehensive income


Balance, June 30, 2005                                 10,494       $20,987         1,974           $197    $98,828     $24,781
                                                       ======       =======         =====         ======    =======     =======



                                                         [RESTUBBED TABLE]

                                                                       ACCUMULATED
                                                                         OTHER
                                                         TREASURY     COMPREHENSIVE    COMPREHENSIVE
(dollars in  thousands, except per share data)             STOCK      INCOME (LOSS)       INCOME
                                                         --------     -------------    -------------
Balance, January 1, 2005                                 $(2,265)            $3,799

Net income                                                     -                  -          $11,563
Conversion of Class B common stock to Class A
  Common stock                                                 -                  -                -
Purchase of treasury stock                                     -                  -                -
2% stock dividend                                              -                  -
Cash dividends on common stock
Cash in lieu of fractional shares                              -                  -                -
Stock options exercised                                        -                  -                -
Other comprehensive loss, net of reclassification
  adjustment and tax benefit of  $292                          -               (542)            (542)
                                                         --------     -------------    -------------
Comprehensive income                                                                         $11,021
                                                                                       =============

Balance, June 30, 2005                                   $(2,265)            $3,257
                                                         =======      =============

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




                                                                                                           ADDITIONAL
                                                       CLASS A COMMON STOCK         CLASS B COMMON STOCK    PAID IN     RETAINED
(dollars in thousands, except per share data)         SHARES        AMOUNT         SHARES         AMOUNT    CAPITAL     EARNINGS
                                                      -------       -------        ------         ------    -------     -------
Balance, January 1, 2004                               10,027       $20,054         1,909           $191    $85,448     $24,989

Net income for the three months ended June 30,              -             -             -              -          -       9,558

Conversion of Class B common stock to Class A
  Common stock                                              7            14            (6)            (1)        --         (13)
Purchase of treasury stock                                  -             -             -              -          -           -
2% stock dividend declared                                196           392            39              4      5,842      (6,237)
Cash dividends on common stock                                                                                           (6,063)
Cash in lieu of fractional shares                           -             -             -              -          -         (11)
Stock options exercised                                     7            14             -              -         74           -
Other comprehensive income, net of reclassification
  adjustment and tax benefit of $1,783                      -             -             -              -          -           -
                                                      -------       ------          -----         ------    -------     -------
Comprehensive income


Balance, June 30, 2004                                $10,237       $20,474         1,942           $194    $91,364     $22,223
                                                      =======       =======         =====         ======    =======     =======

                                                          [RESTUBBED TABLE]

                                                                      ACCUMULATED
                                                                        OTHER
                                                        TREASURY     COMPREHENSIVE    COMPREHENSIVE
(dollars in thousands, except per share data)            STOCK       INCOME (LOSS)       INCOME
                                                        --------     -------------    -------------
Balance, January 1, 2004                                $(2,265)            $6,415

Net income for the three months ended June 30,                 -                 -           $9,558

Conversion of Class B common stock to Class A
  Common stock                                                 -                 -                -
Purchase of treasury stock                                     -                 -                -
2% stock dividend declared                                     -                 -
Cash dividends on common stock
Cash in lieu of fractional shares                              -                 -                -
Stock options exercised                                        -                 -                -
Other comprehensive income, net of reclassification
  adjustment and tax benefit of $1,783                         -            (3,311)          (3,311)
                                                        --------     -------------    -------------
Comprehensive income                                                                         $6,247
                                                                                      =============

Balance, June 30, 2004                                  $ (2,265)           $3,104
                                                        ========     =============

The accompanying notes are an integral part of the financial statement

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         SIX MONTHS ENDED JUNE 30,
                                              (in thousands)

Cash flows from operating activities                                           2005               2004
                                                                             --------           ---------
    Net income                                                               $ 11,563           $   9,558
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                            1,440                 420
           Provision for loan losses                                                1                   5
        Net accretion  of discounts and premiums
        on  loans, mortgage-backed securities and investments                  (1,881)              1,479
        Provision for deferred income taxes                                      (135)               (711)
        Gains on other real estate                                               (693)               (874)
        Gains on sales of loans                                                  (228)               (432)
             Net gains on sales of investment securities                         (162)               (226)
      Changes in assets and liabilities:
        Increase in accrued interest receivable                                 1,060               1,132
        (Increase) in other assets                                             (1,963)             (5,915)
         Increase in accrued interest payable                                     205               6,804
         (Decrease) increase in other liabilities                                (612)                773
                                                                             --------           ---------
               Net cash provided by operating activities                        8,595              12,013

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities                36,650              89,285
      Proceeds from calls/maturities of AFS investment securities              12,727             126,104
    Proceeds from sales of AFS investment securities                            6,345                 890
      Purchase of AFS investment securities                                   (15,137)            (86,302)
      Purchase of HTM investment securities                                   (65,025)           (155,125)
       Redemption(purchase) of FHLB Stock                                      (6,050)                807
    Net (increase) decrease in loans                                          (41,457)             78,208
    (Purchase) of premises and equipment                                         (548)               (827)
       Deconsolidation of premise and equipment relating to VIE                12,976                  --
    (Purchase) sales of premises and equipment relating to VIE                  4,498             (62,937)
                                                                             --------           ---------
               Net cash (used in) investing activities                        (55,021)             (9,897)

Cash flows from financing activities:
    Net (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts                (108,220)             (5,280)
     Net increase (decrease) increase in certificates of deposit               66,957             (22,106)
     Mortgage payments                                                            (34)                (31)
     Net increase in FHLB borrowings                                          108,500                  --
     Obligations through equity investments                                   (13,484)             55,762
     Cash dividends                                                            (6,271)             (6,064)
     Cash in lieu of fractional shares                                            (12)                (11)
     Issuance of common stock under stock option plans                            151                  87
                                                                             --------           ---------
               Net cash provided by financing activities                       47,587              22,357
               NET  INCREASE IN
                   CASH AND CASH EQUIVALENTS                                    1,161              24,473
Cash and cash equivalents at beginning of year                                 27,109              25,070
                                                                             --------           ---------
Cash and cash equivalents at end of year                                     $ 28,270           $  49,543
                                                                             ========           =========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc. and Royal Bank, including Royal Bank's subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, and 60% ownership of Crusader Servicing Corporation. The two recently formed Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FIN 46(R). These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month period and the six-month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

2.       Segment Information
         -------------------

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

         As a result of the adoption of FIN 46(R), Royal Bancshares is reporting on a consolidated basis its interest in two Equity Investments as Variable Interest Entities ("VIE") which have different characteristics than the community banking segment. Royal Bancshares has investments in two apartment complexes.

                                                                      THREE MONTHS ENDED JUNE 30, 2005
                                                                ---------------------------------------------
                           (in thousands)          COMMUNITY          TAX LIEN           EQUITY
                                                    BANKING          OPERATION        INVESTMENTS     CONSOLIDATED
                                                  ----------         ---------        -----------     ------------
                       Total assets               $1,164,373         $  51,358        $    47,968      $1,263,699
                       Total deposits                701,119                --                 --         701,119

                       Net interest income        $   11,429         $     467              ($261)     $   11,635
                       Provision for loan losses          --                --                 --              --

                       Other income                      566               362              2,952           3,880
                       Other expense                   6,038               563                968           7,569
                       Income tax expense                636                68                 --             704
                                                  ----------         ---------        -----------      ----------
                       Net income                 $    5,321         $     198        $     1,723      $    7,242
                                                  ==========         =========        ===========      ==========

                                                                            THREE MONTHS ENDED JUNE 30, 2004
                                                                     --------------------------------------------
                           (in thousands)         COMMUNITY          TAX LIEN           EQUITY
                                                   BANKING           OPERATION        INVESTMENTS     CONSOLIDATED
                                                  ----------         ---------        -----------     ------------
                       Total assets               $1,070,931         $  49,984        $    64,819      $1,185,734
                       Total deposits                763,672                --                 --         763,672

                       Net interest income        $    9,375         $     757              ($593)     $    9,539
                       Provision for loan losses          --                 4                 --               4
                       Other income                      920               641              1,903           3,464
                       Other expense                   5,300               704                778           6,782
                       Income tax expense              1,691               132                 --           1,823
                                                  ----------         ---------        -----------      ----------
                       Net income                 $    3,304         $     558        $       532      $    4,394
                                                  ==========         =========        ===========      ==========

         Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $659,000 and $402,000 for the three-month periods ended June 30, 2005, and 2004, respectively.

                                                                            SIX-MONTHS ENDED JUNE 30, 2005
                                                                     --------------------------------------------
                           (in thousands)         COMMUNITY          TAX LIEN           EQUITY
                                                   BANKING           OPERATION        INVESTMENTS     CONSOLIDATED
                                                  ----------         ---------        -----------     ------------
                       Total assets               $1,164,373         $  51,358        $    47,968      $1,263,699
                       Total deposits                701,119                --                 --         701,119

                       Net interest income        $   21,147         $   1,141              ($815)     $   21,473
                       Provision for loan losses          --                 1                 --               1
                       Other income                    1,645               453              4,395           6,493
                       Other expense                  11,080             1,075              1,773          13,928
                       Income tax expense              2,357               117                 --           2,474
                                                  ----------         --------         -----------      ----------
                       Net income                 $    9,355         $     401        $     1,807      $   11,563
                                                  ==========         =========        ===========      ==========

                                                                             SIX-MONTHS ENDED JUNE 30, 2004
                                                                     --------------------------------------------
                           (in thousands)          COMMUNITY         TAX LIEN           EQUITY
                                                   BANKING           OPERATION        INVESTMENTS     CONSOLIDATED
                                                  ----------         ---------        -----------     ------------
                       Total assets               $1,070,931         $  49,984        $    64,819      $1,185,734
                       Total deposits                763,672                --                 --         763,672

                       Net interest income        $   19,561         $   1,638              ($862)     $   20,337
                       Provision for loan losses          --                 5                 --               5
                       Other income                    1,921               966              3,760           6,647
                       Other expense                   9,722             1,272              2,364          13,358
                       Income tax expense              3,809               254                 --           4,063
                                                  ----------         ---------        -----------      ----------
                       Net income                 $    7,951         $   1,073        $       534      $    9,558
                                                  ==========         =========        ===========      ==========

         Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $1.3 million and $857, for the six-month periods ended June 30, 2005, and 2004, respectively.

3.       Per Share Information
         ---------------------

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company has two classes of common stock currently outstanding. The classes are A and B, of which Class B has a 1:1.15 conversion rate to Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. December 15, 2004 the Company declared a 2% stock dividend payable on January 12, 2005. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (in thousands, except per share data):

                                                                          THREE MONTHS ENDED JUNE 30, 2005
                                                                       Income       Average shares      Per share
                                                                       ------       --------------      ---------
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------       ------
        Basic EPS
            Income available to common shareholders                       $7,242            12,545        $0.58
        Effect of dilutive securities
             Stock options                                                                      78        (0.01)
                                                                     --------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  plus assumed exercise of options                        $7,242            12,623        $0.57


                                                                          THREE MONTHS ENDED JUNE 30, 2004
                                                                       Income       Average shares      Per share
                                                                       ------       --------------      ---------
                                                                     (numerator)     (denominator)        Amount
                                                                     -----------     -------------        ------
        Basic EPS
            Income available to common shareholders                       $4,394            12,518        $0.35
        Effect of dilutive securities
             Stock options                                                                      62           --
                                                                     --------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  plus assumed exercise of options                        $4,394            12,580        $0.35

      The tables above do not include 418 thousand options granted that have an exercise price above the market value at June 30, 2005. No options were anti dilutive for the period ended June 30, 2004.

                                                                            SIX MONTHS ENDED JUNE 30, 2005
                                                                       Income       Average shares      Per share
                                                                       ------       --------------      ---------
                                                                     (numerator)     (denominator)        Amount
                                                                     -----------     -------------        ------
        Basic EPS
            Income available to common shareholders                       $11,563             12,543          $0.92
        Effect of dilutive securities
             Stock options                                                                        84             --
                                                                    ------------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  plus assumed exercise of options                        $11,563             12,627          $0.92


                                                                             SIX MONTHS ENDED JUNE 30, 2004
                                                                       Income       Average shares      Per share
                                                                       ------       --------------      ---------
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------        ------
        Basic EPS
            Income available to common shareholders                        $9,558             12,495          $0.76
        Effect of dilutive securities
             Stock options                                                                        88             --
                                                                    ------------------------------------------------
        Diluted EPS
             Income available to common shareholders
                  plus assumed exercise of options                         $9,558             12,583          $0.76

The tables above do not include 252 thousand options granted that have an exercise price above the market value at June 30, 2005. No options were anti dilutive for the six-month period ended June 30, 2004.

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at June 30, 2005 are as follows:


                                          AMORTIZED         GROSS        GROSS        APPROXIMATE
                                          PURCHASED      UNREALIZED    UNREALIZED         FAIR            CARRYING
        (in thousands)                      COST            GAINS       LOSSES           VALUE             VALUE
                                        -----------     ------------  ------------    ------------       ----------
        HELD TO MATURITY:
        -----------------
        Mortgage Backed                        $199           $--          $--               $199             $199
        US Agencies                         195,000             9       (1,466)           193,543          195,000
        Other Securities                     45,339           664           --             46,003           45,339
                                         ----------        ------     --------          ---------         --------
                                           $240,538          $673      ($1,466)          $239,745         $240,538
                                         ==========        ======     ========          =========         ========

        AVAILABLE FOR SALE:
        -------------------
        Federal Home Loan
           Bank Stock - at cost             $17,150           $--          $--            $17,150          $17,150
        Mortgage Backed                      46,320           219         (151)            46,388           46,388
        CMO's                                26,357            73          (63)            26,367           26,367
        US Agencies                          94,978            42       (1,188)            93,832           93,832
        Other securities                    182,714         6,714         (635)           188,793          188,793
                                         ----------        ------     --------          ---------         --------
                                           $367,519        $7,048      ($2,037)          $372,530         $372,530
                                         ==========        ======     ========          =========         ========

5. Allowance for Loan Losses: Changes in the allowance were as follows:

                                                               THREE MONTHS ENDED JUNE 30,
                                                                2005                 2004
                                                              -------              -------
                  (in thousands)
               BALANCE AT BEGINNING OF PERIOD                   $12,495            $12,467

                 Loans charged-off                               (2,259)               (34)
                 Recoveries                                          59                102
                                                              ---------           --------
                      Net charge-offs and recoveries             (2,200)                68

                 Provision for loan losses                           --                  4
                                                              ---------           --------

               BALANCE AT END OF PERIOD                         $10,295            $12,539
                                                              =========           ========

                                                                SIX MONTHS ENDED JUNE 30,
                                                                 2005               2004
                                                              ---------           --------
                  (in thousands)
               BALANCE AT BEGINNING OF PERIOD                   $12,519            $12,426

                 Loans charged-off                               (2,292)               (91)
                 Recoveries                                          67                199
                                                              ---------           --------
                      Net charge-offs and recoveries            (2,225)                108

                 Provision for loan losses                           --                  5
                                                              ---------           --------

               BALANCE AT END OF PERIOD                         $10,295            $12,539
                                                              =========           ========


6.       Non-performing loans

         Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $7.2 million and $6.8 million at June 30, 2005 and 2004, respectively. Although the Company has non-performing loans of approximately $7.2 million at June 30, 2005, management believes it has adequate collateral to limit its credit risk with these loans.

         The balance of impaired loans, which included the loans on which the accrual of interest has been discontinued, was approximately $7.2 million and $6.8 million at June 30, 2005 and 2004, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Although the Company recognizes the balances of impaired loans when analyzing its loan loss reserve, the allowance for loan loss associated with impaired loans was $1.1 million at June 30, 2005. The income that was recognized on impaired loans during the three-month and six-month periods ended June 30, 2005 was $-0-. The cash collected on impaired loans during the same period was $1.1 million all of which was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

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

         Net periodic defined benefit pension expense for the three months and six months ended June 30, 2005 and 2004 included the following components:

                                                Three months ended                         Six months ended
                                                     June  30,                                 June 30,
               (in thousands)                    2005         2004                          2005           2004
                                                 ----         ----                          ----           ----
           Service cost                         $1,053        $274                        $1,259           $382
           Interest cost                            68          43                           133            106
                                               -------      ------                       -------          -----
           Net periodic benefit cost            $1,121        $317                        $1,392           $488
                                               =======      ======                       =======          =====

         The total accumulated benefit obligation under the plan including adjustments is estimated to be $6.2 million at December 31, 2005.


8.       Stock-based Compensation

         At June 30, 2005, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement provisions of Accounting Principals Board No. 25, "Accounting for Stock Issued to Employee," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

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

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
          (in thousands, except per share data)                    2005           2004              2005            2004
                                                                   ----           ----              ----            ----
          Net income, as reported                                 $7,242         $4,394            $11,563         $9,558
          Less: Stock-based compensation costs
                  under fair value based method for                 (123)          (106)              (246)          (212)
                  all awards, net of related tax effect
          Pro forma net income                                    $7,119         $4,288            $11,317         $9,346

          Earnings per share - Basic  As reported                  $0.58          $0.35              $0.92          $0.76
                                          Pro forma                $0.57          $0.34              $0.90          $0.75

          Earnings per share - Diluted  As reported                $0.57          $0.35              $0.92          $0.76
                                          Pro forma                $0.56          $0.34              $0.89          $0.74


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

    Royal Bancshares currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans. Interest rate swaps are contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount ($75 million) on which interest payments are based is not exchanged.

10.      Variable Interest Entities ("VIE")

         The Company, together with a real estate development company, formed Brook View Investors, L.L.C. ("Brook View") in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. The Company invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At June 30, 2005, Brook View had total assets of $12.9 million and total borrowings of $12.8 million of which $0 is guaranteed by the Company. The Company has determined that Brook View is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Brook View is $88,000.

         The Company, together with a real estate development company, formed Burrough's Mill Apartment, L.L.C. ("Burrough's Mill") in December 2001. Burrough's Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. The Company invested 72% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At June 30, 2005, Burrough's Mill had total assets of $35.1 million and total borrowings of $30.0 million of which $0 is guaranteed by the Company. The Company has determined that Burrough's Mill is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment in and receivables due from Burrough's Mill is $2.5 million.

         The Company, together with a real estate investment company, formed 212 C Associates, L.P. ("212 C") in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the investment company. On June 7, 2005, 212 C made a distribution to the Company of approximately $4.0 million which paid back the Company's original investment and accrued preferred return. In addition, the company recorded a profit of $1.8 million as result of this distribution. As a result of the transaction the Company no longer qualifies as the primary beneficiary and is no longer obligated to consolidate this VIE into the Company's financial statement.

         The Company, together with a real estate development company, formed Main Street West Associates, L.P. ("Main Street") in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. The Company invested 90% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. On June 30, 2005, Main Street sold the property and paid back the Company's original investment plus the accrued preferred return in full.


 Trust Preferred Securities

Management has determined that Royal Bancshares Capital Trust I/II ("the Trusts") qualify as VIE's under FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities," as revised. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to Royal Bancshares.

The Company adopted the provision under the revised interpretation, FIN 46(R), in the first quarter of 2004. Accordingly, Royal Bancshares does not consolidate the Trust. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts' expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts to be included in other assets as of June 30, 2005 and the corresponding increase in outstanding debt of $774,000. In addition, income received on the Company's stock investment is included in other income.

11.   Income Taxes.

         Total income tax expense for the three months ended June 30, 2005 was $704,000, as compared to $1.8 million for the same period in 2004. During the second quarter of 2005 the company recorded an approximate $1.7 million decrease in tax expense resulting from the completion of an Internal Revenue Service audit with respect to a valuation allowance against the deferred tax asset derived from net operating loss carryovers. For the six-month period June 30, 2005 income tax expense was $2.5 million, as compared to $4.1 million for same period in 2004. The $1.6 million decrease was primarily due the $1.7 million dollar tax benefit mentioned above.

12.   Commitments, Contingencies and Concentrations

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $177.6 million at June 30, 2005. These instruments involve to varying degrees, elements of credit and interest rate in excess of the amount recognized in the financial statements.

         Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $175.0 million and $119.5 million and standby letters of credit of approximately $2.6 million and $1.8 million at June 30, 2005, and December 31, 2004, respectively.

13.    Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Condition Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our Consolidated Financial Statement.

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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month and six-month periods ended June 30, 2005.

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

Royal Bancshares currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans. Interest rate swaps are contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount ($75 million) on which interest payments are based is not exchanged.


FINANCIAL CONDITION

         Total consolidated assets as of June 30, 2005 were $1.26 billion, an increase of $50 million from the $1.21 billion reported at year-end, December 31, 2004. This increase is primarily due to a $45 million increase in the loan balance and $28 million increase in investments classified as held to maturity during the first six months of 2005, partially offset by an $18 million decrease in premises and equipment as a result of the deconsolidation of two of the VIE's as mentioned above.

         Total loans increased $44.7 million from the $467.3 million level at December 31, 2004 to $512.0 million at June 30, 2005. This increase is attributed to an increase in lending staff, competitive interest rates and expansion of lending area into the Virginia, Washington D.C. and Northern New Jersey area. The year-to-date average balance of loans was $495.0 million at June 30, 2005.

          The allowance for loan loss decreased $2.2 million to $10.3 million at June 30, 2005 from $12.5 million at December 31, 2004. The $2.2 million reduction was attributed to a loan the Company had in Texas. The level of allowance for loan loss reserve represents approximately 2.0% of total loans at June 30, 2005 versus 2.7% at December 31, 2004. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

         The $28.8 million increase in total investment securities is primarily attributable to a $25 million dollar leverage strategy completed during the second quarter of 2005. This leverage strategy included a $25 million brokered deposit which was matched with an interest rate swap with an identical maturity and rate reset period.

         Total cash and cash equivalents increased $1.2 million from the $27.1 million level at December 31, 2004 to $28.3 million at June 30, 2005. This balance was held for anticipated funding needs in the lending area.

         Total deposits, the primary source of funds, decreased $41.3 million to $701.1 million at June 30, 2005, from $742.4 million at December 31, 2004. The balance of brokered deposits was $107.0 million, representing approximately 15% of total deposits at June 30, 2005. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

         Total borrowings increased $95.0 million to $399.0 million at June 30, 2005, from $304.0 million at December 31, 2004. This increase is primarily attributed to the utilization of FHLB borrowings, in the amount of $108.5 million, for funding of loan volume and covering the decline in the balance of higher yielding deposits. This increase in FHLB borrowings was partially offset by the deconsolidation of two VIE's as mentioned above which resulted in a reduction in borrowings of $13.5 million.

         Consolidated stockholders' equity increased $4.9 million to $145.8 million at June 30, 2005 from $140.9 million at December 31, 2004. This increase is primarily due to increased earnings in excess of dividends paid during the six month period.

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

         Consolidated net income for the three months ended, June 30, 2005 was $7.2 million or $0.58 basic earnings per share, as compared to net income of $4.4 million or $0.35 basic earnings per share for the same three month period in 2004. Consolidated net income for the six months ended, June 30, 2005 was $11.6 million or $0.92 basic earnings per share, as compared to net income of $9.6 million or $0.76 basic earnings per share for the same six month period in 2004.

         For the second quarter of 2005, net interest income was $11.6 million as compared to $9.5 million for the same quarter in 2004, an increase of $2.1 million. This increase is primarily due to an exit fee collected on a mezzanine loan in the amount $1.3 million which is recorded under interest and fees earned on loans. Net interest income for the six-month period ended June 30, 2005 was $21.5 million as compared to $20.3 million, an increase of $1.2 million. This increase is primarily due to the $1.3 million exit fee received along with an increase in interest income of $1.2 million (excluding the exit fee received). The increase in interest income is attributed to an increase in the average loan balance of $24.8 million. The $2.5 million increase in interest income was partially offset by an increase in interest expense of $1.3 million, which mainly resulted from an increase in average borrowings and deposits of $23.5 million.

         There was no provision for loan losses taken during the second quarter of 2005 as compared to the $4 thousand taken during the second quarter of 2004. Charge-offs and recoveries for the second quarter of 2005 were $2.3 million and $59,000, as compared to $34,000 and $102,000 for the second quarter of 2004, respectively. Charge-offs and recoveries for the six month period ended June 30, 2005 were $2.3 million and $67,000 respectively as compared to $91,000 and $199,000 for the same period in 2004. Overall, management considers the current level of allowance for loan loss to be adequate at June 30, 2005.

         Total non-interest income for the three-month period ended June 30, 2005 was $3.9 million as compared to $3.5 million for the same three-month period in 2004. During the second quarter of 2005 the company recorded a $1.8 million gain as a result of the distribution from 212 C as mentioned in Variable Interest Entities. Total non-interest income for the six-month period ended June 30, 2005 was $6.5 million as compared to the $6.6 million for the same period during 2004. This decrease is a result of the deconsolidation of the two VIE's in the amount of $1.4 million which is offset by the $1.8 million gain from 212 C.

         Total non-interest expense for the three months ended June 30, 2005 was $7.6 million, as compared to $6.8 million for the same period in 2004, an increase of $800,000. The increase is primarily attributed to three items, the first is an additional expense of approximately $930,000 related to the Company's pension fund as a result of changes to the plan, the write down of an asset, in the approximate amount of $420,000, on the books related a sublease that was terminated, and the reversal of losses that were previously booked, in the approximate amount of $400,000, related to the Main Street West VIE, which the Company was paid in full on its' investment following the sale of the property during the second quarter of 2005. Total non-interest expense for the six-month period ended June 30, 2005 was $13.9 million, as compared to $13.4 million for the same period in 2004, an increase of $500,000. The increase is primarily attributed to the same three items mentioned above.

         Total income tax expense for the three months ended June 30, 2005 was $704,000, as compared to $1.8 million for the same period in 2004. During the second quarter of 2005 the company recorded an approximate $1.7 million decrease in tax expense resulting from the completion of an Internal Revenue Service audit with respect to a valuation allowance against the deferred tax asset derived from net operating loss carryovers. For the six-month period June 30, 2005 income tax expense was $2.5 million, as compared to $4.1 million for same period in 2004. The $1.6 million decrease was primarily due the $1.7 million dollar tax benefit mentioned above.

CAPITAL ADEQUACY

         The company is required to maintain minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 2005, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's and Royal Bank risk-based capital ratios and leverage ratios:

                                            ROYAL BANCSHARES                       ROYAL BANK
                                     JUNE 30, 2005   DEC 31, 2004        JUNE 30, 2005     DEC 31, 2004
                                     -------------   ------------        -------------     ------------
    CAPITAL LEVELS
      Tier 1 leverage ratio              13.6%           13.9%                9.6%             9.6%
      Tier 1 risk-based ratio            18.5%           19.2%               13.1%            13.3%
      Total risk-based ratio             19.6%           20.4%               14.3%            14.6%

    CAPITAL PERFORMANCE
      Return on average assets            2.3%(1)         1.7%(1)             2.4%(1)          1.7%(1)
      Return on average equity           20.4%(1)        14.6%(1)            25.1%(1)         18.0%(1)

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

         The liquidity ratio of the Company remains strong at approximately 42% and exceeds the Company's target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2005:

INTEREST RATE SENSITIVITY
(IN MILLIONS)                                       DAYS             |
                                          -------------------------- |      1 TO 5        OVER 5      NON-RATE
ASSETS                                         0 - 90      91 - 365  |       YEARS         YEARS     SENSITIVE         TOTAL
                                          -----------------------------------------------------------------------------------
Interest-bearing deposits in banks               $1.2          $0.0          $0.0          $0.0         $15.3         $16.5
Federal funds sold                               11.8           0.0           0.0           0.0           0.0          11.8
Investment securities:
       Available for sale                         7.4          49.0         212.5          99.1           4.5         372.5
       Held to maturity                           7.1          28.1         205.3           0.0           0.0         240.5
                                          -----------   -----------   -----------   -----------   -----------   -----------
    Total investment securities                  14.5          77.1         417.8          99.1           4.5         613.0
Loans:
       Fixed rate                                33.5          38.9         153.7          14.5           0.0         240.6
       Variable rate                            197.7          15.5          59.3           0.0        (10.3)         262.2
                                          -----------   -----------   -----------   -----------   -----------   -----------
    Total loans                                 231.2          54.4         213.0          14.5        (10.3)         502.8
Other assets                                      0.0           0.0           0.0           0.0         119.6         119.6
                                          -----------   -----------   -----------   -----------   -----------   -----------
    Total Assets                               $258.7        $131.5        $630.8        $113.6        $129.1      $1,263.7
                                          ===========   ===========   ===========   ===========   ===========   ===========

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits             $0.0          $0.0          $0.0          $0.0         $64.0         $64.0
       Interest bearing deposits                 20.6          61.7         285.6           0.0           0.0         367.9
       Certificate of deposits                   21.2          84.9         124.1          39.0           0.0         269.2
                                          -----------   -----------   -----------   -----------   -----------   -----------
    Total deposits                               41.8         146.6         409.7          39.0          64.0         701.1
Borrowings (1)                                  126.0          85.7          50.0          94.5          42.8         399.0
Other liabilities                                 0.0           0.0           0.3           0.0          17.5          17.8
Capital                                           0.0           0.0           0.0           0.0         145.8         145.8
                                          -----------   -----------   -----------   -----------   -----------   -----------
    Total liabilities & capital                $167.8        $232.3        $460.0        $133.5        $270.1      $1,263.7
                                          ===========   ===========   ===========   ===========   ===========   ===========

Net  interest rate  GAP                         $90.9      ($100.8)        $170.8       ($19.9)      ($141.0)
                                          ===========   ===========   ===========   ===========   ===========

Cumulative interest rate  GAP                   $90.9        ($9.9)        $160.9        $141.0
                                          ===========   ===========   ===========   ===========   ===========
GAP to total  assets                               7%           -8%
                                          ===========   ===========
GAP to total equity                               62%          -69%
                                          ===========   ===========
Cumulative GAP to total assets                     7%           -1%
                                          ===========   ===========
Cumulative GAP to total equity                    62%           -7%
                                          ===========   ===========

(1) The $42.8 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

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

ITEM 4 - CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.

      There has not been any change in our internal control over financial reporting during our quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                               RECENT DEVELOPMENTS

         None

                        RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Condition Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our Consolidated Financial Statement.

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

  None

ITEM 3. DEFAULT AND UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

 On Wednesday, May 18, 2005, the Annual Meeting of Shareholder of Royal Bancshares of Pennsylvania was convened in Philadelphia, PA at 6:30 P.M. The following nominees were elected as Class III Directors of the Registrant to serve for a three year term:


                                        FOR                    WITHOLD
                                        ---                    -------
         Carl M. Cousin             26,055,818                382,823
         Lee E. Tabas               25,764,625                674,016
         Evelyn R. Tabas            25,760,009                678,632
         John M. Decker             25,763,569                675,072
         Edward B. Tepper           26,056,193                382,448


ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS

     (a)

      31.1 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 8, 2005.

      31.2 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on August 8, 2005.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 8, 2005.

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on August 8, 2005.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                               (Registrant)





Dated: August 8, 2005                        /s/ Jeffrey T. Hanuscin
                                             --------------------------
                                             Jeffrey T. Hanuscin
                                             Chief Financial Officer