Form 10-Q
period 2005-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2005-11-09
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            for the quarterly period ended: SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from: ______ to

                       Commission file number: 0-26366

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
           (Exact name of the registrant as specified in its charter)

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

                                   Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).
Yes [X] No. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act 12b-2).
Yes [ ] No. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class A Common Stock          Outstanding at October 31, 2005
       $2.00 PAR VALUE               10,494,472

       Class B Common Stock          Outstanding at October 31, 2005
       $.10 PAR VALUE                1,973,531

ITEM 1- PART 1. FINANCIAL STATEMENTS


                   ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                                                       (UNAUDITED)
                        ASSETS                                                        SEPT. 30, 2005        DEC 31, 2004
                                                                                      --------------        ------------

Cash and due from banks                                                                       $15,534               $26,109
Federal funds sold                                                                              1,000                 1,000
                                                                                            ---------            ----------
               Total cash and cash equivalents                                                 16,534                27,109
Investment securities held to maturity (HTM) (fair value of $255,659 at
        September 30, 2005 and $211,865 at December 31, 2004)                                 258,518               212,227
Investment securities available for sale (AFS) - at fair value                                354,926               372,034
Loans held for sale                                                                             1,155                 2,204
Loans                                                                                         533,450               467,294
    Less allowance for loan losses                                                             10,314                12,519
                                                                                           ----------            ----------
               Net loans                                                                      523,136               454,775
Premises and equipment, net                                                                    53,511                72,433
Accrued interest and other assets                                                              67,406                64,492
                                                                                           ----------            ----------
                      Total assets                                                         $1,275,186            $1,205,274
                                                                                           ==========            ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                                   $71,000               $64,371
       Interest bearing (includes certificates of deposit in excess of $100 of $171,420 at September 30, 2005 and
         $90,596 at December 31, 2004)                                                        625,217               678,011
                                                                                           ----------            ----------
               Total deposits                                                                 696,217               742,382
    Accrued interest payable                                                                    6,581                 5,602
      Borrowings                                                                              412,495               304,023
    Other liabilities                                                                          11,629                 8,736
                                                                                           ----------            ----------
               Total liabilities                                                            1,126,922             1,060,743
MINORITY INTEREST                                                                               3,053                 3,655
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         10,494,472 at September 30, 2005 and 10,276,672 at December 31, 2004                  20,989                20,553
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,973,531 at September 30, 2005 and 1,939,490 at December 31, 2004                       197                   194
    Additional paid in capital                                                                 98,843                92,037
    Retained earnings                                                                          26,547                26,558
    Accumulated other comprehensive income                                                        900                 3,799
                                                                                           ----------            ----------
                                                                                              147,476               143,141
    Treasury stock - at cost, shares of Class A, 215,388 at September 30, 2005,
      and December 31, 2004.                                                                  (2,265)               (2,265)
                                                                                           ----------            ----------
                     Total stockholders' equity                                               145,211               140,876
                                                                                           ----------            ----------
                       Total liabilities and stockholders' equity                          $1,275,186            $1,205,274
                                                                                           ==========            ==========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     ----------------------------------
 (in thousands, except per share data)
                                                                           2005             2004
                                                                     ----------------- ----------------

Interest income
     Loans, including fees                                                    $12,023           $9,409
     Investment securities held to maturity                                     2,826            2,070
     Investment securities available for sale                                   4,768            5,011
     Deposits in banks                                                             12                9
     Federal funds sold                                                            16               16
                                                                     ----------------  ----------------
            TOTAL INTEREST INCOME                                              19,645           16,515
                                                                     ----------------  ----------------
 Interest expense
     Deposits                                                                   4,571            4,151
     Borrowings                                                                 4,180            2,642
                                                                     ----------------  ----------------
            TOTAL INTEREST EXPENSE                                              8,751            6,793
                                                                     ----------------  ----------------
            NET INTEREST INCOME                                                10,894            9,722
       Provision for loan losses                                                   --                1
                                                                     ----------------  ----------------
            NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                                                 10,894            9,721
                                                                     ----------------  ----------------

 Other income
     Service charges and fees                                                     382              481
       Net gains on sales of investment securities                                 65              282
     Income related to equity investments                                       1,694            1,954
     Gains on sales of other real estate                                          798              915
     Gains on sales of loans                                                      129               92
     Other income                                                                 226               98
                                                                     ----------------  ----------------
                                                                                3,294            3,822
                                                                     ----------------  ----------------
 Other expenses
     Salaries and wages                                                         2,426            2,250
       Employee benefits                                                          597              635
       Occupancy and equipment                                                    399              378
       Expenses related to equity investments                                   1,086              960
     Other operating expenses                                                   3,018            2,002
                                                                     ----------------  ----------------
                                                                                7,526            6,225
                                                                     ----------------  ----------------

            INCOME BEFORE INCOME TAXES                                          6,662            7,318
     Income taxes                                                               1,759            2,206
                                                                     ----------------  ----------------
            NET INCOME                                                         $4,903           $5,112
 Per share data
         Net income - basic                                                      $.39            $ .41
                                                                     ================  ================
            Net income - diluted                                                 $.39            $ .41
                                                                     ================  ================
            Cash dividends- Class A shares                                       $.25             $.25
                                                                     ================  ================
            Cash dividends- Class B shares                                     $.2875           $.2875
                                                                     ================  ================

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     ----------------------------------
 (in thousands, except per share data)
                                                                           2005             2004
                                                                     ---------------- ----------------

 Interest income
     Loans, including fees                                                    $34,315          $30,061
     Investment securities held to maturity                                     7,301            4,463
     Investment securities available for sale                                  14,465           15,662
     Deposits in banks                                                             53              296
     Federal funds sold                                                            45               69
                                                                     ----------------  ----------------
            TOTAL INTEREST INCOME                                              56,179           50,551
                                                                     ----------------  ----------------
 Interest expense
     Deposits                                                                  12,650           12,806
     Borrowings                                                                11,162            7,686
                                                                     ----------------  ----------------
            TOTAL INTEREST EXPENSE                                             23,812           20,492
                                                                     ----------------  ----------------
            NET INTEREST INCOME                                                32,367           30,059
       Provision for loan losses                                                    1                6
                                                                     ----------------  ----------------
            NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                                                 32,366           30,053
                                                                     ----------------  ----------------

 Other income
     Service charges and fees                                                     963            1,152
       Net gains on sales of investment securities                                227              508
     Income related to equity investments                                       6,089            5,714
     Gains on sales of other real estate                                        1,491            1,789
     Gains on sales of loans                                                      357              523
     Other income                                                                 660              783
                                                                     ----------------  ----------------
                                                                                9,787           10,469
                                                                     ----------------  ----------------
 Other expenses
     Salaries and wages                                                         7,131            6,540
       Employee benefits                                                        2,723            1,705
       Occupancy and equipment                                                  1,216            1,119
       Expenses related to equity investments                                   2,859            3,858
     Other operating expenses                                                   7,526            6,361
                                                                     ----------------  ----------------
                                                                               21,455           19,583
                                                                     ----------------  ----------------

            INCOME BEFORE INCOME TAXES                                         20,698           20,939
     Income taxes                                                               4,232            6,269
                                                                     ----------------  ----------------
            NET INCOME                                                        $16,466          $14,670
                                                                     ================  ================
     Per share data
         Net income - basic                                                     $1.31           $ 1.17
                                                                     ================  ================
            Net income - diluted                                                $1.30            $1.17
                                                                     ================= ================
            Cash dividends - Class A shares                                      $.75             $.75
                                                                     ================  ================
            Cash dividends - Class B shares                                    $.8625           $.8625

                                                                     ================  ================

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                    CLASS A COMMON  CLASS B COMMON                                   ACCUMULATED
                                                        STOCK            STOCK      ADDITIONAL                          OTHER
                                                   ---------------  --------------    PAID IN   RETAINED  TREASURY  COMPREHENSIVE
(dollars in thousands, except per share data)      SHARES   AMOUNT  SHARES  AMOUNT    CAPITAL   EARNINGS    STOCK   INCOME (LOSS)
                                                   ------  -------  ------  ------  ----------  --------  --------  -------------

Balance, January 1, 2005                           10,277  $20,553   1,939    $194     $92,037   $26,558  $(2,265)         $3,799

Net income                                            ---      ---     ---     ---         ---    16,466       ---            ---
Conversion of Class B common stock to Class A
  Common stock                                          6       12      (4)     (1)        ---       (11)      ---            ---
Purchase of treasury stock                            ---      ---     ---     ---         ---       ---       ---            ---
2% stock dividend                                     201      402      39       4       6,640    (7,046)      ---            ---
Cash dividends on common stock                        ---      ---     ---     ---         ---    (9,408)      ---            ---
Cash in lieu of fractional shares                     ---      ---     ---     ---         ---       (12)      ---            ---
Stock options exercised                                11       22     ---     ---         166       ---       ---            ---
Other comprehensive loss, net of reclassification
  adjustment and tax benefit of $1,015                ---      ---     ---     ---         ---       ---       ---         (2,899)
                                                   ------  -------  ------  ------  ----------  --------  --------  -------------
Comprehensive income

Balance, September 30, 2005                        10,495  $20,989   1,974    $197     $98,843   $26,547  $(2,265)           $900
                                                   ======  =======  ======  ======  ==========  ========  ========  =============



                                                   COMPREHENSIVE
(dollars in thousands, except per share data)          INCOME
                                                   -------------

Balance, January 1, 2005
Net income                                               $16,466
Conversion of Class B common stock to Class A
  Common stock                                               ---
Purchase of treasury stock                                   ---
2% stock dividend                                            ---
Cash dividends on common stock                               ---
Cash in lieu of fractional shares                            ---
Stock options exercised                                      ---
Other comprehensive loss, net of reclassification
  adjustment and tax benefit of $1,015                    (2,899)
                                                   -------------
Comprehensive income                                     $13,567
                                                   =============

Balance, September 30, 2005


    The accompanying notes are an integral part of the financial statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                    CLASS A COMMON   CLASS B COMMON                                   ACCUMULATED
                                                         STOCK            STOCK      ADDITIONAL                          OTHER
                                                   ----------------  --------------    PAID IN   RETAINED  TREASURY  COMPREHENSIVE
(dollars in thousands, except per share data)       SHARES   AMOUNT  SHARES  AMOUNT    CAPITAL   EARNINGS    STOCK   INCOME (LOSS)
                                                   -------  -------  ------  ------  ----------  --------  --------  -------------

Balance, January 1, 2004                            10,027  $20,055   1,909    $191     $85,448   $24,989  $(2,265)         $6,415

Net income                                             ---      ---     ---     ---         ---    14,670       ---            ---
Conversion of Class B common stock to Class A
  Common stock                                           7       14      (6)     (1)         --       (13)      ---            ---
Purchase of treasury stock                             ---      ---     ---     ---         ---       ---       ---            ---
2% stock dividend declared                             196      392      39       4       5,842    (6,237)      ---            ---
Cash dividends on common stock                         ---      ---     ---     ---         ---    (9,128)      ---            ---
Cash in lieu of fractional shares                      ---      ---     ---     ---         ---       (11)      ---            ---
Stock options exercised                                 17       34     ---     ---         211       ---       ---            ---
Other comprehensive loss, net of reclassification
  adjustment and tax benefit of $68                    ---      ---     ---     ---         ---       ---       ---           (195)
                                                   -------  -------  ------  ------  ----------  --------  --------  -------------
Comprehensive income

Balance, September 30, 2004                        $10,247  $20,495   1,942    $194     $91,501   $24,270  $(2,265)         $6,220
                                                   =======  =======  ======  ======  ==========  ========  ========  =============



                                                   COMPREHENSIVE
(dollars in thousands, except per share data)          INCOME
                                                   -------------

Balance, January 1, 2004
Net income                                               $14,670
Conversion of Class B common stock to Class A
  Common stock                                               ---
Purchase of treasury stock                                   ---
2% stock dividend declared
Cash dividends on common stock                               ---
Cash in lieu of fractional shares                            ---
Stock options exercised                                      ---
Other comprehensive loss, net of reclassification
  adjustment and tax benefit of $68                         (195)
                                                   -------------
Comprehensive income                                     $14,475
                                                   =============

Balance, September 30, 2004


    The accompanying notes are an integral part of the financial statement

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30,
                                 (in thousands)

Cash flows from operating activities                                       2005                   2004
                                                                      ----------------      -----------------

 Net income                                                                   $16,466                $14,670
    Adjustments to reconcile net income to
           net cash provided by operating activities
        Depreciation                                                            2,322                  2,172
           Provision for loan losses                                                1                      6
        Net accretion  of discounts and premiums
        on  loans, mortgage-backed securities and investments                   1,082                  (499)
        Provision for deferred income taxes                                   (1,021)                  2,384
        Gains on other real estate                                            (1,491)                (1,789)
        Gains on sales of loans                                                 (357)                  (523)
             Net gains on sales of investment securities                        (227)                  (508)
      Changes in assets and liabilities:
        Decrease in accrued interest receivable                                   887                    101
        (Increase) in other assets                                            (2,542)                (8,835)
         Increase in accrued interest payable                                     979                  6,308
         Increase in other liabilities                                          2,054                  4,016
                                                                      ----------------      -----------------
               Net cash provided by operating activities                       18,153                 17,503

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities                43,650                109,410
      Proceeds from calls/maturities of AFS investment securities              23,137                141,770
    Proceeds from sales of AFS investment securities                           15,600                  5,890
      Purchase of AFS investment securities                                  (25,137)               (86,311)
      Purchase of HTM investment securities                                  (90,025)              (185,125)
      (Purchase) of FHLB Stock                                                (5,382)                (1,018)
    Net (increase) decrease in loans                                         (60,734)                 53,544
    (Purchase) of premises and equipment                                        (654)                (2,910)
       Deconsolidation of premise and equipment relating to VIE                12,976                     --
    (Purchase) sales of premises and equipment relating to VIE                  4,838               (63,392)
                                                                      ----------------      -----------------
               Net cash (used in) investing activities                       (81,731)               (28,142)

Cash flows from financing activities:
    Net (decrease) in non-interest bearing and
        interest bearing demand deposits and savings accounts               (133,333)               (31,070)
     Net increase in certificates of deposit                                   87,170               (23,605)
     Mortgage payments                                                           (52)                   (47)
     Net increase in FHLB borrowings                                          122,000                 15,000
     Obligations through equity investments                                  (13,528)                 56,358
     Cash dividends                                                           (9,408)                (9,128)
     Cash in lieu of fractional shares                                           (12)                   (11)
     Issuance of common stock under stock option plans                            166                    246
                                                                      ----------------      -----------------
               Net cash provided by financing activities                       53,003                  7,743
               NET  (DECREASE) IN
                    CASH AND CASH EQUIVALENTS                                (10,575)                (2,896)
Cash and cash equivalents at beginning of year                                 27,109                 25,070
                                                                      ----------------      -----------------
Cash and cash equivalents at end of year                                      $16,534                $22,174
                                                                      ================      =================

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc. and Royal Bank, including Royal Bank's subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, and their two 60% ownership interests in Crusader Servicing Corporation and Royal Bank America Leasing, LP. The two formed Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FIN 46(R). These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month period and the nine-month period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                                 -------------------------------------
                           (in thousands)      COMMUNITY         TAX LIEN           EQUITY
                                                BANKING          OPERATION        INVESTMENTS         CONSOLIDATED
                                             ---------------    ------------    ----------------    ------------------

                       Total assets              $1,182,172         $45,853             $47,161            $1,275,186
                                             ===============    ============    ================       ===============
                       Total deposits               696,217                                  --               696,217
                                             ===============    ============    ================       ===============
                                                                         --

                       Net interest income          $11,034            $433              ($573)               $10,894
                       Provision for loan losses         --              --                  --                    --

                       Other income                     958             642               1,694                 3,294
                       Other expense                  5,745             433               1,348                 7,526
                       Income tax expense             1,649             110                  --                 1,759
                                             ---------------    ------------    ----------------       ---------------
                       Net income                    $4,598            $532               ($227)                $4,903
                                             ===============    ============    ================       ===============



                                                                 THREE MONTHS ENDED  SEPTEMBER 30, 2004
                                                                 ------------------  ------------------
                           (in thousands)      COMMUNITY         TAX LIEN           EQUITY
                                                BANKING          OPERATION        INVESTMENTS         CONSOLIDATED
                                             ---------------    ------------    ----------------    ---------------

                       Total assets              $1,071,835         $44,229             $64,819            $1,180,883
                                             ===============    ============    ================       ===============
                       Total deposits               736,384                                  --               736,384
                                             ===============    ============    ================       ===============
                                                                         --

                       Net interest income           $9,450            $720              ($448)                $9,722
                       Provision for loan losses         --               1                  --                     1

                       Other income                   1,825              43               1,954                 3,822
                       Other expense                  4,379             445               1,401                 6,225
                       Income tax expense             2,145              61                  --                 2,206
                                             ---------------    ------------    ----------------       ---------------
                       Net income                    $4,751            $256                $105                $5,112
                                             ===============   ============     ================       ===============



Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $748 thousand and $478 thousand for the three-month periods ended September 30, 2005, and 2004, respectively.


                                                                     NINE-MONTHS ENDED SEPTEMBER 30, 2005
                                                                     ------------------------------------
                          (in thousands)      COMMUNITY         TAX LIEN           EQUITY
                                                BANKING          OPERATION        INVESTMENTS         CONSOLIDATED
                                             ---------------    ------------    ----------------     ---------------

                       Total assets              $1,182,172         $48,853             $47,161            $1,275,186
                                             ===============    ============    ================       ===============
                       Total deposits               696,217                                  --               696,217
                                             ===============    ============    ================       ===============
                                                                         --

                       Net interest income          $32,181          $1,574            ($1,388)               $32,367
                       Provision for loan losses         --               1                  --                     1

                       Other income                   2,603           1,095               6,089                 9,787
                       Other expense                 16,826           1,508               3,121                21,455
                       Income tax expense             4,005             227                  --                 4,232
                                             ---------------    ------------    ----------------       ----------------
                       Net income                   $13,953            $933              $1,580               $16,466
                                             ===============    ============    ================       ===============




                                                                     NINE-MONTHS ENDED SEPTEMBER 30, 2004
                                                                     ------------------------------------
                          (in thousands)      COMMUNITY         TAX LIEN           EQUITY
                                                BANKING          OPERATION        INVESTMENTS         CONSOLIDATED
                                             ---------------    ------------    ----------------     ---------------

                       Total assets              $1,071,835         $44,229             $64,819            $1,180,883
                                            ===============    ============    ================       ===============
                       Total deposits               736,384              --                  --               736,384
                                            ===============    ============    ================       ===============


                       Net interest income          $29,012          $2,357            ($1,310)               $30,059
                       Provision for loan losses         --               6                  --                     6

                       Other income                   3,746           1,009               5,714                10,469
                       Other expense                 14,101           1,717               3,765                19,583
                       Income tax expense             5,953             316                  --                 6,269
                                            ---------------    ------------    ----------------       ---------------
                       Net income                   $12,704          $1,327                $639               $14,670
                                            ===============    ============    ================       ===============


Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $2.0 million and $1.3 million, for the nine-month periods ended September 30, 2005, and 2004, respectively.

3.   Per Share Information

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company has two classes of common stock currently outstanding. The classes are A and B, of which Class B has a 1:1.15 conversion rate to Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. On December 15, 2004 the Company declared a 2% stock dividend payable on January 12, 2005. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (in thousands, except per share data):


                                                                         THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------     ----------

        Basic EPS
            Income available to common shareholders                        $4,903             12,548          $0.39
        Effect of dilutive securities
             Stock options                                                                        80             --

                                                                      -----------      -------------     ----------
        Diluted EPS
             Income available to common shareholders
                  plus assumed exercise of options                         $4,903             12,628          $0.39
                                                                     ============      =============     ==========





                                                                         THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------     ----------
        Basic EPS
            Income available to common shareholders                        $5,112             12,506          $0.41
        Effect of dilutive securities
             Stock options                                                                        84             --
                                                                      -----------      -------------     ----------
        Diluted EPS
             Income available to common shareholders
                  plus assumed exercise of options                         $5,112             12,590          $0.41
                                                                     ============      =============     ==========


    The tables above do not include 241 thousand options granted that have an exercise price above the market value at September 30, 2005 and 252 thousand options granted that have an exercise price above the market value at September 30, 2004.



                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------     ----------
        Basic EPS
            Income available to common shareholders                       $16,466             12,545          $1.31
        Effect of dilutive securities
             Stock options                                                                        83         (0.01)
                                                                      -----------      -------------     ----------
        Diluted EPS
             Income available to common shareholders
                  plus assumed exercise of options                        $16,466             12,628          $1.30




                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                       Income       Average shares      Per share
                                                                     (numerator)     (denominator)       Amount
                                                                     -----------     -------------     ----------
        Basic EPS
            Income available to common shareholders                       $14,670             12,499          $1.17
        Effect of dilutive securities
             Stock options                                                                        92             --
                                                                      -----------      -------------     ----------
        Diluted EPS
             Income available to common shareholders
                  plus assumed exercise of options                        $14,670             12,591          $1.17

     The tables above do not include 241 thousand options granted that have an exercise price above the market value at September 30, 2005. No options were anti dilutive for the period ended September 30, 2004.


4.   Investment Securities:

     The carrying value and approximate market value of investment securities at September 30, 2005 are as follows:




                                       AMORTIZED         GROSS         GROSS       APPROXIMATE
                                       PURCHASED      UNREALIZED    UNREALIZED         FAIR            CARRYING
        (in thousands)                   COST            GAINS        LOSSES           VALUE            VALUE
                                    ----------------  ------------  ------------  ----------------  ---------------

        HELD TO MATURITY:
        Mortgage Backed                        $182           $--           $--              $182             $182
        US Agencies                         195,000            --       (3,236)           191,764          195,000
        Other Securities                     63,336           377            --            63,713           63,336
                                    ----------------  ------------  ------------  ----------------  ---------------
                                           $258,518          $377      ($3,236)          $255,659         $258,518
                                    ================  ============  ============  ================  ===============

        AVAILABLE FOR SALE:
        Federal Home Loan


           Bank Stock - at cost             $16,483           $--           $--           $16,483          $16,483
        Mortgage Backed                      34,606             1         (475)            34,132           34,132
        CMO's                                25,025             1         (239)            24,787           24,787
        US Agencies                         104,978            --       (2,597)           102,381          102,381
        Other securities                    172,449         5,257         (563)           177,143          177,143
                                                                                ,
                                    ----------------  ------------  ------------  ----------------  ---------------
                                           $353,541        $5,259      ($3,874)))        $354,926         $354,926
                                    ================  ============  ============  ================  ===============

5.   Allowance for Loan Losses:

     Changes in the allowance for loan losses were as follows:



                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                           2005              2004
                                                                       ------------      -----------

                      (in thousands)
                      Balance at beginning period                              10,295            12,539

                      Charge-offs
                           Single family residential                               --               (5)
                           Non-residential                                         --               (2)
                           Tax certificates                                        --                --
                           Commercial and Industrial                               --                --
                           Other loans                                             --                --
                                                                         ------------       -----------
                      Total charge-offs                                            --               (7)

                      Recoveries
                           Single family residential                                9                63
                           Non-residential                                          7                --
                           Tax certificates                                        --                --
                           Commercial and Industrial                                2                 4
                           Other loans                                              1                 1
                                                                         ------------       -----------
                      Total recoveries                                             19                68

                      Provisions for loan losses                                   --                 1
                                                                         ------------       -----------

                      Balance at the end of period                             10,314            12,601
                                                                         ============       ===========


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                           2005              2004
                                                                     ------------       -----------

                      (in thousands)
                      Balance at beginning period                              12,519            12,426

                      Charge-offs
                           Single family residential                            (127)              (91)
                           Non-residential                                    (2,162)               (1)
                           Tax certificates                                       (1)               (6)
                           Commercial and Industrial                               --                --
                           Other loans                                            (2)                --
                                                                         ------------       -----------
                      Total charge-offs                                       (2,292)              (98)

                      Recoveries
                           Single family residential                               67               232
                           Non-residential                                          7                 1
                           Tax certificates                                        --                --
                           Commercial and Industrial                                9                31
                           Other loans                                              3                 3
                                                                         ------------       -----------
                      Total recoveries                                             86               267

                      Provisions for loan losses                                    1                 6
                                                                         ------------       -----------

                      Balance at the end of period                             10,314            12,601
                                                                         ============       ===========

6.   Pension Plan

     The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest consecutive years during the last 10 years of employment. The Company's policy is to fund pension costs allowable for income tax purposes.

     Net periodic defined benefit pension expense for the three months and nine months ended September 30, 2005 and 2004 included the following components:


                                              Three months ended                           Nine months ended
                                                    Sept.30,                                   Sept. 30,
               (in thousands)                   2005         2004                        2005           2004
                                             ---------     -------                   ----------    -----------

           Service cost                           $183        $191                        $1,442           $573
           Interest cost                            53          53                           186            159
                                              ---------     -------                    ----------    -----------
           Net periodic benefit cost              $236        $244                        $1,628           $732
                                              =========     =======                    ==========    ===========


     The total accumulated benefit obligation under the plan including adjustments is estimated to be $6.2 million at December 31, 2005.

7.   Stock-based Compensation

     At September 30, 2005, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement provisions of Accounting Principals Board No. 25, "Accounting for Stock Issued to Employee," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". The new disclosure provisions were effective for financial statements for fiscal years ending after December 15, 2002 and financial reports containing condensed financial statements for interim periods after December 15, 2002, with which the Company complies.

     The following table provides the disclosure required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
          (in thousands, except per share data)                  2005           2004              2005            2004
                                                                ------         ------            -------        -------

          Net income, as reported                                 $4,903         $5,112            $16,466        $14,670
          Less: Stock-based compensation costs
                   under fair value based method for
                  all awards, net of related tax effect            (123)          (106)              (369)          (318)
                                                                  ------         ------            -------        -------
          Pro forma net income                                    $4,780         $5,006            $16,097        $14,352
                                                                  ======         ======            =======        =======

          Earnings per share - Basic  As reported                  $0.39          $0.41              $1.31          $1.17
                                          Pro forma                $0.39          $0.41              $1.30          $1.17

          Earnings per share - Diluted  As reported                $0.41          $0.40              $1.28          $1.15
                                          Pro forma                $0.40          $0.40              $1.27          $1.14



8.   Interest Rate Swaps

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

     The Company currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans. Interest rate swaps are contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount ($75 million) on which interest payments are based is not exchanged. During the third quarter ended September 30, 2005, the Company recorded expense in the amount of $676 thousand in other operating expenses which reflects the fair value of the interest rate swaps resulting from the Company not meeting the upfront documentation and the effectiveness assessment requirements of SFAS 133.

9.   Variable Interest Entities ("VIE")

     The Company, together with a real estate development company, formed Brook View Investors, L.L.C. ("Brook View") in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. The Company invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At September 30, 2005, Brook View had total assets of $12.7 million and total borrowings of $12.7 million of which $0 is guaranteed by the Company. The Company has determined that Brook View is a VIE and it is the primary beneficiary. The property was sold on October 19, 2005 as noted in the Recent Developments section and disclosed through press release on October 20, 2005.

     The Company, together with a real estate development company, formed Burrough's Mill Apartment, L.L.C. ("Burrough's Mill") in December 2001. Burrough's Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. The Company invested 72% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At September 30, 2005, Burrough's Mill had total assets of $34.4 million and total borrowings of $30.0 million of which $0 is guaranteed by the Company. The Company has determined that Burrough's Mill is a VIE and it is the primary beneficiary. The property was sold on October 19, 2005 as noted in the Recent Developments section and disclosed through press release on October 20, 2005.

     The Company, together with a real estate investment company, formed 212 C Associates, L.P. ("212 C") in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the investment company. On June 7, 2005, 212 C made a distribution to the Company of approximately $4.0 million which paid back the Company's original investment and accrued preferred return. In addition, the Company recorded a profit of $1.8 million as result of this distribution. As a result of the transaction the Company no longer qualifies as the primary beneficiary and no longer consolidates this VIE into the Company's financial statement beginning with the second quarter of 2005.

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

 Trust Preferred Securities

Management has determined that Royal Bancshares Capital Trust I/II ("the Trusts") qualify as VIE's under FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities," as revised. The Trusts as previously issued mandatory redeemable trust preferred securities to investors and loaned the proceeds to Royal Bancshares.

The Company adopted the provision under the revised interpretation, FIN 46(R), in the first quarter of 2004. Accordingly, Royal Bancshares does not consolidate the Trust. FIN 46(R) precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the Trusts' expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts to be included in other assets as of September 30, 2005 and the corresponding increase in outstanding debt of $774 thousand. In addition, income received on the Company's stock investment is included in other income.

10.   Income Taxes.

     Total income tax expense for the three months ended September 30, 2005 was $1.8 million, as compared to $2.2 million for the same period in 2004. For the nine-month period September 30, 2005 income tax expense was $4.2 million, as compared to $6.3 million for same period in 2004. During the second quarter of 2005 the Company recorded an approximate $1.7 million decrease in tax expense resulting from the completion of an Internal Revenue Service audit with respect to a valuation allowance against the deferred tax asset derived from net operating loss carryovers.

11.   Commitments, Contingencies and Concentrations

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters. These instruments involve, to varying degrees, elements of risk in excess of the amount recognized in consolidated balance sheet.

A SUMMARY OF THE COMPANY'S COMMITMENTS IS AS FOLLOWS:


               (in thousands)                        September 30, 2005        December 31,2004
                                                     ------------------        ----------------

               Open-end lines of credit                              2,965                    2,437
               Loan commitments                                    177,375                  117,021
               Letters of credits                                    3,384                    1,797
                                                                   -------                  -------
               Total                                               183,724                  121,255
                                                                   =======                  =======


12.    Recent Accounting Pronouncements

     In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

     In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes"' to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognitions and measurement of those tax positions. If adopted as proposed, the interpretation would effective in the four quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in the accounting principle. Management is currently in the process of determining the impact of the adoption of the interpretation as proposed on our financial position or results of operations.

     In June 2005, the EITF reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business or purchased subsequent to the inception of the lease be amortized over the shorter the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.

     In October 2005, the FASB issued FASB Staff Position FAS13-1 ("FSP 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. Management have evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact of the Company's financial condition or results of operations.

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

In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's condensed consolidated financial statements.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

     The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month and nine-month periods ended September 30, 2005. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's 2004 Form 10-K. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

Forward-Looking Statements.

     From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, credit quality, credit risk, reserve adequacy, liquidity, new products, and similar matter in this and other filings with the Securities and Exchange Commission. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which my cause other factors which may cause actual results, performance or achievements of the Company to material different from the future results, performance or achievement expressed or implied by such forward-looking statements. When the Company uses words such as "expect," "believe," "anticipate," "should," "estimate," or similar expressions, the Company is making a forward-looking statement. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the "safe harbor," the Company provides the following cautionary statement which identifies certain factors that could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

Certain risks and uncertainties could affect the future financial results of the Company including the following:

        o The effect of general economic conditions, including their impact on capital expenditures; credit risk, and consumer confidence and savings rates.
        o Changes in interest rates and their impact on the level of deposits, loan demand and the value of loan collateral.
        o The accuracy of management's assumptions
        o The ability of the Company to adapt to changing technology and evolving banking industry.
        o Competitive factors, including increased competition with community, regional and national financial institutions.
        o The risk that anticipated demand for the Company's new service and product offerings will not occur.

     All forward-looking statements contained in this report are based on information available as of the date of this report. The Company expressly disclaims any obligation to update any forward-looking statement to reflect future statements to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. Applications of the principles in the Company's preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

     For additional information regarding critical accounting policies, refer to Note A- Summary of Significant Accounting Policies in the notes to consolidated financial statements included in the Company's Form 10-K. There have been no significant changes in the Company's application of critical accounting policies since December 31, 2004. However, as more fully discussed under "Recent Accounting Pronouncements" included elsewhere in this report, the FASB issued a new accounting standard, FAS No. 123(Revised 2004), which will be effective for the Company on January 1, 2006. The new accounting standard eliminates the ability of the Company to account for stock-based compensation using the intrinsic value method of APB25 and requires that the Company recognize such transactions in the income statement based on their fair values at the date of grant. The Company is current evaluating the impact that the standard will have on the Company's result of operations.

Allowance for Loan Losses

     The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. Management determines the allowance for loan losses with the objective of maintaining a reserve level sufficient to absorb estimated probable credit losses. Management has determined the Company's balance in the allowance for loan losses based on management's detailed analysis and review loan portfolio. Management considers all known relevant internal and external factors that may affect loan collectibility. The periodic analysis and review includes an evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management's assumptions as to future delinquencies, recoveries and losses. Management's evaluation is inherently subjective and all of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's the Company may be required to make additional provisions for loan losses that could adversely impact earnings in future periods.

     The Company uses the reserve method of accounting for loans losses. The balance in the allowance for loan and lease losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economics events and conditions, and other pertinent factors, including management's assumptions related to future delinquencies, recoveries and losses. Increases to the allowance for loans and leases losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loans losses. Recoveries of amounts previously charged-off are credited to the allowance for loan losses.

Non-performing loans

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $5.7 million at September 30, 2005, as compared to $4.5 million at December 31, 2004, an increase of $1.2 million. This increase is primarily attributed to the addition of two loans, one a participation loan secured by a pool of golf courses and the other a hotel construction loan in New Orleans. These additions were partially offset by a non-residential loan and single family construction loan that were paid off during the quarter. Although the Company has non-performing loans of approximately $5.7 million at September 30, 2005, management believes it has adequate collateral to limit its credit risk with these loans.

The balance of impaired loans, which included the loans on which the accrual of interest has been discontinued, was approximately $10.0 million and $4.5 million at September 30, 2005 and December 31, 2004, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements or where there is a significant reduction in collateral associated with the loan. Although the Company recognizes the balances of impaired loans when analyzing its loan loss reserve, the allowance for loan loss associated with impaired loans was $1.6 million at September 30, 2005. The $1.6 million associated with impaired loans consist of: $1.0 million related to a golf course in New Jersey, $249 thousand for a hotel under construction in New Orleans and the remainder associated with residential loans. The income that was recognized on impaired loans during the three-month and nine-month periods ended September 30, 2005 was $-0-. The cash collected on impaired loans during the same periods ended September 30, 2005 was $2.4 million and $3.6 million, respectively, all which was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

Income Taxes

     Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization of the gain or loss attributable to the asset or liability is more likely than not. If management determines that the Company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of net deferred tax assets to the expected realizable amount.

Interest Rate Swaps

The Company uses derivatives instruments, such as interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific liabilities which have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

The Company currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments. Interest rate swaps are contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount ($75 million) on which interest payments are based is not exchanged.

FINANCIAL CONDITION

     Total consolidated assets as of September 30, 2005 were $1.28 billion, an increase of $70 million from the $1.21 billion reported at year-end, December 31, 2004. This increase is primarily due to a $66 million increase in the loan balance and $29 million increase in investments during the first nine months of 2005, partially offset by an $19 million decrease in premises and equipment as a result of the deconsolidation of two of the VIE's (see Note 11 to the undaudited consolidated financial statements) as mentioned above and $11 million reduction in cash and cash equivalents.

     Total loans increased $66.2 million from the $467.3 million level at December 31, 2004 to $533.5 million at September 30, 2005. This increase is attributed to an increase in lending staff, competitive interest rates and expansion of the Company's lending area into the Virginia, Washington D.C. and Northern New Jersey area. The year-to-date average balance of loans was $507.6 million at September 30, 2005.

     The allowance for loan loss decreased $2.2 million to $10.3 million at September 30, 2005 from $12.5 million at December 31, 2004. The $2.2 million reduction was attributed to a loan the Company had in Texas. The level of allowance for loan loss reserve represents approximately 1.9% of total loans at September 30, 2005 versus 2.7% at December 31, 2004. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Analysis of the Allowance for Loan losses by loan type


                                                September 30, 2005            December 31, 2004

                                          Reserve     Percent of loans       Reserve
                                           Amount     in each                Amount     Percent of
                                            (in       category to              (in      loans
                                         thousands)   total loans          thousands)   in each
                                                                                        category
                                                                                        to total
                                                                                        loans

   Domestic
       Construction loans                     $2,683            27.19%          $1,718       22.59%
       Single family residents                  $985             9.28%          $1,163       10.19%
       Tax certificates                         $115             4.70%              --        7.31%
       Real estate - non-residential          $5,115            49.84%          $7,112       47.48%
       Real estate - multi-family               $115             2.76%             $99        3.24%
       Commercial and industrial                $819             5.97%            $964        8.53%
       Installment loans to                      $49              .26%             $63         .66%
   individual
       Lease financing                            --               00%              --          00%
   Foreign                                        --               00%              --          00%
   Unallocated                                  $433               N/A          $1,400          N/A
                                             -------           -------         -------      -------
                                             $10,314           100.00%         $12,601      100.00%
                                             =======           =======         =======      =======


     The $29.2 million increase in total investment securities is primarily attributable to two $25 million leverage strategies completed during the second and third quarters of 2005 partially offset by $16.7 million in bonds that matured which were classified as held to maturity. These two leverage strategies included brokered deposits totaling $50 million which was matched with an interest rate swap with an identical maturity and rate reset period.

     Total cash and cash equivalents decreased $10.6 million from the $27.1 million level at December 31, 2004 to $16.5 million at September 30, 2005. This decrease was primarily attributed to the funding of loan originations.

     Total deposits, the primary source of funds, decreased $46.2 million to $696.2 million at September 30, 2005, from $742.4 million at December 31, 2004. The balance of brokered deposits was $122.0 million, representing approximately 18% of total deposits at September 30, 2005. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

     Total borrowings increased $108.5 million to $412.5 million at September 30, 2005, from $304.0 million at December 31, 2004. This increase is primarily attributed to the utilization of FHLB borrowings, in the amount of $122.0 million, for funding of loan volume and covering the decline in the balance of higher yielding deposits. This increase in FHLB borrowings was partially offset by the deconsolidation of two VIE's as mentioned above which resulted in a reduction in borrowings of $13.5 million.

     Consolidated stockholders' equity increased $4.3 million to $145.2 million at September 30, 2005 from $140.9 million at December 31, 2004. This increase is primarily due to increased earnings in excess of dividends paid during the nine month period.




RESULTS OF OPERATIONS

     Results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Interest income is recognized according to the effective interest yield method. Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.

     Consolidated net income for the three months ended, September 30, 2005 was $4.9 million or $0.39 basic earnings per share, as compared to net income of $5.1 million or $0.41 basic earnings per share for the same three month period in 2004. Consolidated net income for the nine months ended, September 30, 2005 was $16.5 million or $1.31 basic earnings per share, as compared to net income of $14.7 million or $1.17 basic earnings per share for the same nine month period in 2004.

     For the third quarter of 2005, net interest income was $10.9 million as compared to $9.7 million for the same quarter in 2004, an increase of $1.2 million. This increase is primarily due to an increase in the average loan balances. Net interest income for the nine-month period ended September 30, 2005 was $32.4 million as compared to $30.1 million for the same period in 2004, an increase of $2.3 million. This increase is primarily due to a $1.3 million exit fee received on a mezzanine loan during the second quarter along with an increase in net interest income of $1.0 million (excluding the exit fee received).

     There was no provision for loan losses taken during the third quarter of 2005 as compared to the $1 thousand taken during the third quarter of 2004. Charge-offs and recoveries for the third quarter of 2005 were $0 and $19,000, as compared to $7,000 and $68,000 for the third quarter of 2004, respectively. Charge-offs and recoveries for the nine month period ended September 30, 2005 were $2.3 million and $86,000 respectively as compared to $98,000 and $267,000 for the same period in 2004. Overall, management considers the current level of allowance for loan loss to be adequate at September 30, 2005.

     Total non-interest income for the three-month period ended September 30, 2005 was $3.3 million as compared to $3.8 million for the same three-month period in 2004. This decrease is primarily attributed to the deconsolidation of two VIE's. Total non-interest income for the nine-month period ended September 30, 2005 was $9.8 million as compared to the $10.5 million for the same period during 2004. This decrease is a result of the deconsolidation of the two VIE's in the amount of $1.5 million which is offset by the $1.8 million gain from 212 C (as referenced in Note 9 of Notes to Consolidated Financial Statements).

     Total non-interest expense for the three months ended September 30, 2005 was $7.5 million, as compared to $6.2 million for the same period in 2004, an increase of $1.3 million. The increase is primarily attributed to a $700 thousand decline in the fair value of interest rate swaps. Total non-interest expense for the nine-month period ended September 30, 2005 was $21.5 million, as compared to $19.6 million for the same period in 2004, an increase of $1.9 million. The increase is primarily attributed to the $700,000 expense related to the decline in fair value of interest rate swaps, an additional expense of approximately $930,000 related to the Company's pension fund as a result of changes to the plan, the write down of an asset, in the approximate amount of $420,000, on the books related a sublease that was terminated, and the reversal of losses that were previously booked, in the approximate amount of $400,000, related to the Main Street West VIE, which the Company was paid in full on its' investment following the sale of the property during the second quarter of 2005.

     Total income tax expense for the three months ended September 30, 2005 was $1.8 million, as compared to $2.2 million for the same period in 2004. For the nine-month period ended September 30, 2005 income tax expense was $4.2 million, as compared to $6.3 million for same period in 2004. The $2.1 million decrease was primarily due to the company recording an approximate $1.7 million decrease in tax expense during the second quarter of 2005 resulting from the completion of an Internal Revenue Service audit with respect to a valuation allowance against the deferred tax asset derived from net operating loss carryovers.

CAPITAL ADEQUACY

     The Company and its banking subsidiary are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At September 30, 2005, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

     The table below provides a comparison of Royal Bancshares of Pennsylvania's and Royal Bank's risk-based capital ratios and leverage ratios:


                                           ROYAL BANCSHARES                      ROYAL BANK
                                     SEPT. 30, 2005  DEC 31, 2004        SEPT. 30, 2005   DEC 31, 2004
                                     --------------  ------------        --------------   -------------


    CAPITAL LEVELS
      Tier 1 leverage ratio              13.8%           13.9%                9.6%            9.6%
      Tier 1 risk-based ratio            18.1%           19.2%               13.0%            13.3%
      Total risk-based ratio             19.2%           20.4%               14.1%            14.6%

    CAPITAL PERFORMANCE
      Return on average assets          1.5% (1)          1.7% (1)          1.6%(1)          1.7%(1)
      Return on average equity         13.3% (1)         14.6% (1)         16.6%(1)         18.0%(1)


                  (1) annualized

     The Company's ratios compare favorably to the minimum required amounts of Tier 1 and total capital to "risk weighted" assets and the minimum Tier 1 leverage ratio, as defined by banking regulations. The Company currently meets the criteria for a well-capitalized institution, and management believes that the Company will continue to meet its minimum capital requirements. At present, the Company has no commitments for significant capital expenditures.

     The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities that, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

LIQUIDITY & INTEREST RATE SENSITIVITY

     Liquidity is the ability to ensure that adequate funds will be available to meet the Company's financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investment and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. In addition, the FHLB is available to provide short-term liquidity when other sources are unavailable. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash and investments less reserve requirements divided by deposits and short-term liabilities which is generally maintained at a level equal to or greater than 25%.

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

     In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2005:



INTEREST RATE SENSITIVITY
(in millions)                                       Days                1 to 5        Over 5       Non-rate
                                          --------------------------
ASSETS                                      0 - 90       91 - 365        Years         Years       Sensitive       Total

                                          ------------  ------------  ------------  ------------  ------------  ------------


Interest-bearing deposits in banks               $1.7          $0.0          $0.0          $0.0         $13.8         $15.5
Federal funds sold                                1.0           0.0           0.0           0.0           0.0           1.0
Investment securities:
       Available for sale                        27.3          13.2         193.8         118.8           1.8         354.9
       Held to maturity                          28.1          24.9         195.5          10.0           0.0         258.5
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total investment securities                  55.4          38.1         389.3         128.8           1.8         613.4
Loans:
       Fixed rate                                12.9          15.2         105.6          18.2           0.0         151.9
       Variable rate                            225.9          76.3          73.5           5.8        (10.3)         371.2
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total loans                                 238.8          91.5         179.1          24.0        (10.3)         523.1
Other assets                                      0.0           0.0           0.0           0.0         122.2         122.2
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total Assets                               $296.9        $129.6        $568.4        $152.8        $127.5      $1,275.2
                                          ============  ============  ============  ============  ============  ============




LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits             $0.0          $0.0          $0.0          $0.0         $71.0         $71.0
       Interest bearing deposits                 18.4          65.5         251.6           0.0           0.0         335.5
       Certificate of deposits                   61.8          63.8         117.0          47.1           0.0         289.7
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total deposits                               80.2         129.3         368.6          47.1          71.0         696.2
Borrowings (1)                                  139.5          45.0          75.8         109.5          42.7         412.5
Other liabilities                                 0.0           0.0           0.3           0.0          21.0          21.3
Capital                                           0.0           0.0           0.0           0.0         145.2         145.2
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total liabilities & capital                $219.7        $174.3        $444.7        $156.6        $279.9      $1,275.2
                                          ============  ============  ============  ============  ============  ============

Net  interest rate  GAP                         $77.2       ($44.7)        $123.7        ($3.8)      ($152.4)
                                          ============  ============  ============  ============  ============

Cumulative interest rate  GAP                   $77.2         $32.5        $156.2        $152.4
                                          ============  ============  ============  ============  ============
GAP to total  assets                               6%           -4%
                                          ============  ============
GAP to total equity                               53%          -31%
                                          ============  ============
Cumulative GAP to total assets                     6%            3%
                                          ============  ============
Cumulative GAP to total equity                    53%            3%
                                          ============  ============

     (1) The $42.7 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

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

     Because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, have been detected.

(b)  Changes in internal controls.

     There has not been any change in our internal control over financial reporting during our quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                               RECENT DEVELOPMENTS

On October 20, 2005, the Company announced a 10% increase in its quarterly dividend. Also, on October 20, 2005, the Company announced that due to the sale of two equity positions held by Royal Investments America, LLC, a wholly owned subsidiary of Royal Bank America, the Company's revenue would increase by approximately $16.7 million and contribute $11 million to net income.


                        RECENT ACCOUNTING PRONOUNCEMENTS


In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

     In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes"' to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognitions and measurement of those tax positions. If adopted as proposed, the interpretation would effective in the four quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in the accounting principle. Management is currently in the process of determining the impact of the adoption of the interpretation as proposed on our financial position or results of operations.

     In June 2005, the EITF reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business or purchased subsequent to the inception of the lease be amortized over the shorter the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.

     In October 2005, the FASB issued FASB Staff Position FAS13-1 ("FSP 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. Management have evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact of the Company's financial condition or results of operations.

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

In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3,

"Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's condensed consolidated financial statements.

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

  None

ITEM 3. DEFAULT AND UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

 None


ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS

     (a)

          31.1 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on November 8, 2005.

          31.2 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on November 8, 2005.

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on November 8, 2005.

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on November 8, 2005.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                  (Registrant)





Dated: November 8, 2005              /s/Jeffrey T. Hanuscin
                                     -------------------------------
                                     Jeffrey T. Hanuscin
                                     Chief Financial Officer