Form 10-K/A
period 2004-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2005-11-22
CIK 922487

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                   (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

 For the transition period from _____________________ to _____________________

                         Commission File Number 0-26366

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          PENNSYLVANIA                                                         23-2812193
------------------------------------------------------------------                   -------------------------------
                 (State of other jurisdiction of                                            (I.R.S. Employer
                 incorporation or organization)                                           Identification No.)

          732 MONTGOMERY AVENUE, NARBERTH, PENNSYLVANIA                                          19072
------------------------------------------------------------------                   -------------------------------
            (Address of principal executive offices)                                           (Zip Code)

                                 (610) 668-4700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:            NONE

Securities registered pursuant to Section 12(g) of the Act:            CLASS A COMMON STOCK ($2.00 PAR VALUE)
                                                                       CLASS B COMMON STOCK ($.10 PAR VALUE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

The aggregate market value of Registrant's Common Stock held by non-affiliates is $98,464,214, based on the June 30, 2004 closing price of the Registrant's Common Stock of $24.31 per share (restated for stock dividend).

As of October 31, 2005, the Registrant had 10,494,472 and 1,973,531 shares outstanding of Class A and Class B common stock, respectively.

                                EXPLANATORY NOTE

Pursuant to comments by the Securities and Exchange Commission in a letter to Royal Bancshares of Pennsylvania, Inc. dated August 19, 2005, we are amending our Annual Report on Form 10-K for the year ended December 31, 2004 to file a revised audit report (as part of Item 9A, Controls and Procedures) on management's assessment of internal control over financial reporting. The revised audit report includes the paragraph required by paragraph 170 of PCAOB Auditing Standard No. 2 that refers to a separate audit report on the financial statements and the nature of the auditors' opinion.

PART II

ITEM 9A. CONTROLS AND PROCEDURES.
---------------------------------

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

         A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. Management has identified, as a material weakness, its documentation for the allowance for loan losses as required under Staff Accounting Bulletin (SAB) No. 102 not being in place. The Company's analysis of the allowance for loan losses for impaired loans is based on classifications of loans into various categories and loss percentages that are commonly used for regulatory purposes. For non-classified loans, the estimated reserve is based on what the Company deems to be appropriate. This estimated is not supported by documentation discussed in the Federal Financial Institutions Examination Council July 2001 policy statement and SAB No. 102, which include trends in loan categories, such as delinquencies, restructurings, concentrations and volume, and actual charge-off and recovery histories to the net charge-off estimates. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005 on those consolidated financial statements.

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

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended and our report dated March 14, 2005, expressed an unqualified opinion on those financial statements.

/s/ Beard Miller Company LLP

Reading, Pennsylvania
March 14, 2005

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
----------------------------------------------------

(a) Financial Statements

        None

(b) Exhibit Index

        23   Consent of Beard Miller Company LLP.
        24   Power of Attorney (included on signature page)
        31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(c) Financial Statement Schedules

        None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ROYAL BANCSHARES OF PENNSYLVANIA, INC.
--------------------------------------



/s/ Joseph P. Campbell
-----------------------
Joseph P. Campbell
Chief Executive Officer
November 16, 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each Director whose signature appears below constitutes and appoints Joseph P. Campbell, James J. McSwiggan and Jeffrey T. Hanuscin and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all further amendments to Royal Bancshares of Pennsylvania, Inc.'s Form 10-K for the year ended December 31, 2004 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


Signature and Title
-------------------


/s/ Joseph P. Campbell                                        November 16, 2005
----------------------------------
Joseph P. Campbell
CEO/President/Director
(Principal Executive Officer)

/s/ Jeffrey T. Hanuscin                                       November 16, 2005
----------------------------------
Jeffrey T. Hanuscin
Chief Financial Officer
(Principal Financial Officer and
 Principal Accounting Officer)

 /s/ James J. McSwiggan                                       November 16, 2005
----------------------------------
James J. McSwiggan
Director/Chief Operating Officer

/s/ Robert R. Tabas                                           November 16, 2005
----------------------------------
Robert R. Tabas
Chairman of the Board

/s/ John M. Decker                                            November 16, 2005
----------------------------------
John M. Decker
Director/ Senior Vice President

/s/ Murray Stempel, III                                       November 16, 2005
----------------------------------
Murray Stempel, III
Director/ Senior Vice President

/s/ Carl M. Cousins                                           November 16, 2005
----------------------------------
Carl M. Cousins
Director

/s/ Jack R. Loew                                              November 16, 2005
----------------------------------
Jack R. Loew
Director

/s/ Anthony J. Micale                                         November 16, 2005
----------------------------------
Anthony J. Micale
Director

                                                              November 16, 2005
----------------------------------
Mitchell L. Morgan
Director

/s/ Albert Ominsky                                            November 16, 2005
----------------------------------
Albert Ominsky
Director

/s/ Gregory T. Reardon                                        November 16, 2005
----------------------------------
Gregory T. Reardon
Director

/s/ Linda Tabas Stempel                                       November 16, 2005
----------------------------------
Linda Tabas Stempel
Director

/s/ Evelyn Rome Tabas                                         November 16, 2005
----------------------------------
Evelyn Rome Tabas
Director

                                                              November 16, 2005
----------------------------------
Lee E. Tabas
Director

/s/ Edward B. Tepper                                          November 16, 2005
----------------------------------
Edward B. Tepper
Director

/s/ Howard Wurzak                                             November 16, 2005
----------------------------------
Howard Wurzak
Director