Form 10-K
period 2005-12-05
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2006-03-16
CIK 922487

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             WASHINGTON, D. C. 20549

                                 --------------

                                    FORM 10-K

                                   (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended DECEMBER 31, 2005
                                             -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from ___________________ to ____________________

                         Commission File Number 0-26366

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                       23-2812193
-----------------------------------                    -------------------------
  (State of other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  732 MONTGOMERY AVENUE, NARBERTH, PENNSYLVANIA                19072
--------------------------------------------------     -------------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes   [X] No

Indicate by check mark if the registrant is required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.
[ ] Yes [X]

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

The aggregate market value of Registrant's Common Stock held by non-affiliates is $96,871,266, based on the June 30, 2005 closing price of the Registrant's Common Stock of $22.96 per share (restated for stock dividend).

As of February 28, 2006, the Registrant had 10,700,513 and 1,992,156 shares outstanding of Class A and Class B common stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant's Annual meeting of Shareholders to be held on May 17, 2006--Part III.

                                     PART I

ITEM 1.  BUSINESS

ROYAL BANCSHARES

         Royal Bancshares of Pennsylvania, Inc. ("Royal Bancshares"), is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Royal Bancshares is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania ("Royal Bank"), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. The principal activities of Royal Bancshares is owning and supervising Royal Bank, which engages in a general banking business principally in Montgomery, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey. Royal Bancshares also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. During 2005, Royal Bancshares received permission to offer Mezzanine loans by the Federal Reserve Board. At December 31, 2005, Royal Bancshares had consolidated total assets of approximately $1.3 billion, total deposits of approximately $697 million and shareholders' equity of approximately $156 million. Royal Bancshares two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated per requirements under FIN 46(R).

         From time to time, Royal Bancshares may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as "believes", "expects," "anticipates" or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, Royal Bancshares notes that a variety of factors could cause Royal Bancshares' actual results and experience to differ materially from the anticipated results or other expectations expressed in Royal Bancshares forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of Royal Bancshares' business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations: business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

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

         During the third quarter of 2005 the Bank formed a subsidiary called Royal Bank America Leasing LP to originate small business product leases. The Bank owns 60% of the subsidiary.

         During 2004, Royal Bank started a banking division called Royal Asian Bank ("Royal Asian") which operates three branches in Pennsylvania and one branch in Fort Lee, New Jersey. During the second quarter of 2006 Royal Bancshares anticipates that Royal Asian will begin operating under a separate bank charter under the laws of the Commonwealth of Pennsylvania. This will result in Royal Bancshares becoming a two bank holding company.

         Royal Bank derives its income principally from interest charged on loans, investment securities, and fees received in connection with the origination of loans and other services. Royal Bank's principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, investment maturities, loan sales and the repayment of outstanding loans provide the majority funds for activities.

         Service Area. Royal Bank's primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, New Jersey and the State of Delaware. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from twenty branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers the states of Pennsylvania, New Jersey, New York, Florida, Washington DC, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Bank will do business with clients located outside of its service area. Royal Bank has loans in twenty-four states via participations with other lenders who have broad experience in those respective markets. Royal Bank's legal headquarters are located at 732 Montgomery Avenue, Narberth, PA.

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

         Employees. Royal Bancshares employed approximately 169 persons on a full-time equivalent basis as of December 31, 2005.

         Deposits. At December 31, 2005, total deposits of Royal Bank were distributed among demand deposits (11%), money market deposit accounts, savings and Super Now (43%) and time deposits (46%). At year-end 2005, deposits decreased $45 million from year-end 2004, or 6%, primarily due to an increased use of overnight borrowings at lower interest rates paid compared to offering higher rates to the Money Market accounts which caused a reduction in the average balance during the year.

         Lending. At December 31, 2005, Royal Bancshares had a total loan portfolio of $550 million, representing 42% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens and installment loans. At year-end 2005, loans increased $81 million from year end 2004, or 17% primarily due to the addition of the Royal Asian division and increasing the size of the lending staff along with offering additional loan products and more competitive rates.

         Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank's size, objective of profit maintenance and stable capital structure.

NON-BANK SUBSIDIARIES

         On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Investment of Delaware ("RID"), as a wholly owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. RID buys, holds and sells investment securities. At December 31, 2005, total assets of RID were $20.9 million, of which $1.2 million was held in cash and cash equivalents and $19.1 million was held in investment securities.

         Royal Bancshares, through its wholly owned subsidiary Royal Bank holds a 60% ownership interest in Crusader Servicing Corporation ("CSC"). Its legal headquarters is at 732 Montgomery Avenue, Narberth, PA. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2005, total assets of CSC were $52.2 million.

         On June 23, 2003, Royal Bancshares, through its wholly owned subsidiary Royal Bank, established Royal Investments of Pennsylvania, LLC ("RIP") as a wholly owned subsidiary. Its legal headquarters is at 732 Montgomery Avenue, Narberth, Pennsylvania. RIP was formed to invest in equity real estate ventures subject to limitations imposed by regulation. At December 31, 2005, total assets of RIP prior to consolidation under FIN 46(R) were $13.8 million. During the early part of 2005, RIP changed its name to Royal Investments America, LLC.

         On October 27, 2004, Royal Bancshares formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II from the completion of an aggregate of $25.0 million of a private placement of trust preferred securities.

         On July 25, 2005, Royal Bancshares through its wholly owned subsidiary Royal Bank formed Royal Bank America Leasing, LP ("Royal Leasing"). Royal Bank holds a 60% ownership interest in Royal Leasing. Its legal headquarters is 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. At December 31, 2005, total assets of Royal Leasing were $3 million.

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

ENVIRONMENT COMPLIANCE

         Royal Bancshares and its subsidiaries' compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2005, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2006.

SUPERVISION AND REGULATION

         Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities.

         The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulation on Royal Bancshares and its subsidiaries.

         To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. Royal Bancshares cannot determine the likelihood or timing of any such proposals or legislations or the impact they may have on Royal Bancshares and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on Royal Bancshares' business.

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

         As a bank holding company, Royal Bancshares is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Holding Company Act. The Federal Reserve Board may also make examinations of the holding company and any or all of subsidiaries. Further, under the Holding Company Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services. The so called "anti-tying" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or service from Royal Bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of Royal Bank, its bank holding company or any subsidiary of its bank holding company.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to the bank holding company or any of the holding company's subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

         Under the Pennsylvania Banking Code of 1965, as amended, the ("Code"), Royal Bancshares is permitted to control an unlimited number of banks. However, Royal Bancshares would be required under the Holding Company Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than Royal Bank, if, after such acquisition, the registrant would own or control more than 5% of the voting shares of such bank. The Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Act of 1994, which authorizes bank holding companies, subject to certain limitations and restrictions, to acquire banks located in any state.

         In 1995, the Code was amended to harmonize Pennsylvania law with the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 to enable Pennsylvania institutions to participate fully in interstate banking and to remove obstacles to the choice by banks from other states engaged in interstate banking to select Pennsylvania as a head office location.

          A bank holding company located in Pennsylvania, another state, the District of Columbia or a territory or possession of the United States may control one or more banks, bank and trust companies, national banks, interstate banks and, with the prior written approval of the Pennsylvania Department of Banking, may acquire control of a bank and trust company or a national bank located in Pennsylvania. A Pennsylvania-chartered institution may maintain a bank, branches in any other state, the District of Columbia, or a territory or possession of the United States upon the written approval of the Pennsylvania Department of Banking.

         Federal law also prohibits the acquisition of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank or bank holding company or to vote 25% or more of any class of voting securities of a bank or bank holding company.

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

         Under the Federal Deposit Insurance Act ("FDIC Act"), the FDIC possesses the power to prohibit institutions regulated by it (such as Royal
Bank) from engaging in any activity that would be an unsafe and unsound banking practice or in violation of applicable law. Moreover, the FDIC Act: (i) empowers the FDIC to issue cease-and-desist or civil money penalty orders against Royal Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorizes the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) restricts lending by Royal Bank to its executive officers, directors, principal shareholders or related interests thereof; and
(iv) restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the FDIC Act provides that no person may acquire control of Royal Bank unless the FDIC has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

         Under the Community Reinvestment Act ("CRA"), the FDIC uses a five-point rating scale to assign a numerical score for a bank's performance in each of three areas: lending, service and investment. Under the CRA, the FDIC is required to: (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of another bank. The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank's record of meeting the credit needs of its entire community, including low-and moderate-income neighborhoods. This evaluation will include a descriptive rate ("outstanding," "satisfactory," "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. After its most recent examination of Royal Bank under CRA, the FDIC gave Royal Bank a CRA rating of satisfactory.

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

GRAMM-LEACH-BLILEY ACT OF 1999. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two anti-affiliation provisions of the Glass-Steagall Act:

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

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted ("SOX"). The stated goals of the SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         SOX is the most far-reaching U.S. securities legislation enacted in some time. SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of SOX's new requirements, the final scope of the requirements remains to be determined.

         The SOX addresses, among other matters:

         - New requirements for audit committees of reporting companies, including independence, expertise, and responsibilities;

         - Certification of financial statements by the chief executive officer and chief financial officer;

         - The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

         - Increased disclosure and reporting obligations for the reporting company and their directors and executive officers with other banks regulatory requirements;

         -    Disclosure of off-balance sheet transactions;

         - A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

         - Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

         -    "Real time" filing of periodic reports;

         -    The formation of an independent public accounting oversight board;

         - New standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; and

         - Various increased civil and criminal penalties for fraud and other violations of securities laws.

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

REGULATION W. Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Sections 23A and 23B of Federal Reserve Act. The FDIC Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. Royal Bancshares is considered to be an affiliate of Royal Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

         - To an amount equal to 10% of Royal Bank's capital and surplus, in the case of covered transactions with any one affiliate; and

         - To an amount equal to 20% of Royal Bank's capital and surplus, in the case of covered transactions with all affiliates.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         The accounting and reporting policies of Royal Bancshares conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to loans, the allowance for loan losses and deferred tax assets. The policies which significantly affect the determination of Royal Bancshares' financial position, results of operations and cash flows are summarized in Note A "Summary of Significant Accounting Polices" of the Notes to Consolidated Financial Statements and are discussed in the section captioned "Recent Accounting Pronouncements" of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

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

AVAILABLE INFORMATION

         Upon a shareholder's written request, a copy of Royal Bancshares' Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act Rule 13a-1, may be obtained without charge on our website www.royalbankamerica.com or from Jeffrey T. Hanuscin, Chief Financial Officer, Royal Bank America, 732 Montgomery Avenue, Narberth, PA 19072.


              (The remainder of this page intentionally left blank)

                             ITEM 1A. RISK FACTORS.

         An investment in our common stock involves risks. Before making an investment decision, investors should carefully consider the risks described below in conjunction with the other information in this report, including our consolidated financial statements and related notes. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

OUR RECENT OPERATING RESULTS MAY NOT BE INDICATIVE OF FUTURE OPERATING RESULTS.

         Royal Bancshares may not be able to sustain its growth. Various factors (discussed below) such as increased size, economic conditions, regulatory and legislative considerations, competition and the ability to find and retain people that can make Royal Bancshares' community-focused operating model successful, may impede its ability to expand its market presence. If we experience a significant decrease in our growth rate, our results of operations and financial condition may be adversely affected.

OUR BUSINESS IS SUBJECT TO THE SUCCESS OF THE LOCAL ECONOMIES AND REAL ESTATE MARKETS IN WHICH WE OPERATE.

         Our success significantly depends on the growth in population, income levels, loans and deposits and on the continued stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be adversely affected. Adverse economic conditions in our specific market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, over 94% of which is secured by real estate, could reduce our growth rate, affect the ability of customers to repay their loans and generally affect our financial condition and results of operations. Royal Bancshares is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

OUR CONCENTRATION OF COMMERCIAL AND CONSTRUCTION LOANS IS SUBJECT TO UNIQUE RISKS THAT COULD ADVERSELY AFFECT OUR EARNINGS.

         Our commercial and construction loan portfolio was $505 million at December 31, 2005, comprising 92% of total loans. Commercial and construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers' ability to repay on a timely basis.


OUR ABILITY TO PAY DIVIDENDS DEPENDS PRIMARILY ON DIVIDENDS FROM OUR BANKING SUBSIDIARY, WHICH ARE SUBJECT TO REGULATORY LIMITS.

         We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of our assets are held by our direct and indirect subsidiaries.

         Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries. Our banking subsidiary, Royal Bank, including the Royal Asian Bank division, is our primary source of dividends. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2005, approximately $30 million was available without the need for regulatory approval for the payment of dividends to us from our banking subsidiary. There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

COMPETITION FROM OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT OUR PROFITABILITY.

         We face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

         In attracting business and consumer deposits, Royal Bank faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

         Royal Bancshares' banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over Royal Bancshares' banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share and adversely affect our earnings and financial condition.

OUR ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOSSES.

         Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our financial results.

WE MAY SUFFER LOSSES IN OUR LOAN PORTFOLIO DESPITE OUR UNDERWRITING PRACTICES.

         Royal Bancshares seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices often include: analysis of a borrower's credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, Royal Bancshares may incur losses on loans that meet these criteria.

NEGATIVE PUBLICITY COULD DAMAGE OUR REPUTATION AND ADVERSELY IMPACT OUR BUSINESS AND FINANCIAL RESULTS.

         Reputation risk, or the risk to Royal Bancshares' earnings and capital from negative publicity, is inherent in our business. Negative publicity can result from Royal Bancshares' actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose Royal Bancshares to litigation and regulatory action. Although Royal Bancshares takes steps to minimize reputation risk in dealing with customers and other constituencies, Royal Bancshares, as a larger diversified financial services company with a high industry profile, is inherently exposed to this risk.

RISKS RELATED TO OUR INDUSTRY

OUR BUSINESS IS SUBJECT TO INTEREST RATE RISK AND VARIATIONS IN INTEREST RATES MAY NEGATIVELY AFFECT OUR FINANCIAL PERFORMANCE.

         Changes in the interest rate environment may reduce profits. The primary source of our income for is the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

FUTURE GOVERNMENTAL REGULATION AND LEGISLATION COULD LIMIT OUR FUTURE GROWTH.

         Royal Bancshares and our subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of Royal Bancshares and our subsidiaries. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. Any changes to these laws may negatively affect our ability to expand our services and to increase the value of our business. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on Royal Bancshares, these changes could be materially adverse to Royal Bancshares' shareholders.

CHANGES IN CONSUMER USE OF BANKS AND CHANGES IN CONSUMER SPENDING AND SAVING HABITS COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL RESULTS.

         Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This "disintermediation" could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect our operations, and Royal Bancshares may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

ACTS OR THREATS OF TERRORISM AND POLITICAL OR MILITARY ACTIONS TAKEN BY THE UNITED STATES OR OTHER GOVERNMENTS COULD ADVERSELY AFFECT GENERAL ECONOMIC OR INDUSTRY CONDITIONS.

         Geopolitical conditions may also affect our earnings. Acts or threats or terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions.

OTHER RISKS.

OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK AND CAN INFLUENCE SHAREHOLDER DECISIONS.

Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 65% of our fully diluted outstanding common stock as of February 28, 2006. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause Royal Bancshares to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         There have been no written comments from the Securities and Exchange Commission staff regarding Royal Bancshares' periodic or current reports under the Exchange Act that Royal Bancshares believes are material, were issued more than 180 days before December 31, 2005, and remain unresolved as of the date of filing of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

         Royal Bank has twenty-one banking offices, which are located in Pennsylvania and New Jersey.

ROYAL BANK AMERICA
Narberth Office (1)                        Villanova Office                        King of Prussia Office (1)
-------------------                        ----------------                        --------------------------
732 Montgomery Avenue                      801 East Lancaster Avenue               Rt. 202 at Wilson Road
Narberth, PA 19072                         Villanova, PA 19085                     King of Prussia, PA  19406

Walnut Street Office                       Shillington Office                      Bridgeport Office (1)
--------------------                       ------------------                      ---------------------
1230 Walnut Street                         516 East Lancaster Avenue               105 W. 4th Street
Philadelphia, PA 19107                     Shillington, PA  19607                  Bridgeport, PA  19406

Fairmont Office (1)                        Trooper Office (1)                      Henderson Road Office
-------------------                        ------------------                      ---------------------
401 Fairmont Avenue                        Trooper and Egypt Roads                 Bielder and Henderson Roads
Philadelphia, PA  19123                    Trooper, PA  19401                      King of Prussia, PA 19406

Castor Office (1)                          Reading Office                          Phoenixville Office (1)
-----------------                          --------------                          -----------------------
6331 Castor Avenue                         501 Washington Avenue                   808 Valley Forge Road
Philadelphia, PA 19149                     Reading, PA  19601                      Phoenixville, PA  19460

15th Street Office                         Jenkintown Office (1)                   Turnersville Office
------------------                         ---------------------                   -------------------
30 South Street                            600 Old York Road                       3501 Black Horse Pike
Philadelphia, PA  19102                    Jenkintown, PA 19046                    Turnersville, NJ  08012

Grant Avenue Office (1)                    Narberth Training Center (1)(2)         Storage Facility (1)
-----------------------                    -------------------------------         --------------------
1650 Grant Avenue                          814 Montgomery Avenue                   3836 Spring Garden Street
Philadelphia, PA  19115                    Narberth, PA   19072                    Philadelphia, PA 19104

Main Street Office
------------------
213 Main Street
Fort Lee, NJ  07024

ROYAL ASIAN BANK DIVISION
Northeast Office                           Cheltenham Office                       Upper Darby Office
----------------                           -----------------                       ------------------
6526 Castor Avenue                         418 Oak Lane                            7001 West Chester Pike
Philadelphia, PA 19149                     Philadelphia, PA 19126                  Upper Darby, PA  19082

Fort Lee Office
---------------
1550 Lemoine Avenue
Fort Lee, NJ 07024

         (1) Owned
         (2) Used for employee training

         Royal Bank owns eleven of the above properties, one property is subject to a mortgage. The remaining twelve properties are leased with expiration dates between 2006 and 2012. During 2005, Royal Bank made aggregate lease payments of approximately $716,000. Royal Bank believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for Royal Bank's purposes. Royal Bank also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.

ITEM 3. LEGAL PROCEEDINGS

         Management, after consulting with Royal Bancshares' legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Royal Bancshares. There are no proceedings pending other than routine litigation incident to the business of Royal Bancshares. In addition, no material proceedings are known to be contemplated by governmental authorities against Royal Bancshares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Royal Bancshares' shareholders during the fourth calendar quarter of 2005.

                                     PART II


ITEM 5. MARKET FOR ROYAL BANCSHARES' COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

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

                                  BID PRICES

2005                                               HIGH        LOW        CLOSE
----                                               ----        ---        -----

First Quarter ...............................     $27.431    $21.422     $22.265
Second Quarter ..............................      24.020     21.569      23.284
Third Quarter ...............................      24.353     21.578      21.902
Fourth Quarter ..............................      24.020     21.853      22.706

2004                                               HIGH        LOW        CLOSE
----                                               ----        ---        -----

First Quarter ...............................     $25.952    $23.453     $24.510
Second Quarter ..............................      25.087     20.521      23.837
Third Quarter ...............................      24.404     21.194      23.328
Fourth Quarter ..............................      28.729     22.982      25.971

(Source:  This summary reflects information supplied by YAHOO)

         The bid information shown above is derived from statistical reports of the NASDAQ Stock Market and reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The bid prices reflect the 2% stock dividends that were declared on December 18, 2005, . The NASDAQ Stock Market, Inc., is a wholly-owned subsidiary of National Association of Securities Dealers, Inc.

         The approximate number of recorded holders of Royal Bancshares' Class A and Class B Common Stock, as of February 28, 2006, is shown below:

         TITLE OF CLASS                             NUMBER OF RECORD HOLDERS
         --------------------                       ------------------------

         Class A Common Stock                                  357
         Class B Common Stock                                  147

         Because substantially all of the holders of Class B Common Stock are also holders of Class A Common stock the number of record holders of the two classes on a combined basis was approximately 420 as of February 28, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following two tables disclose the number of outstanding options, warrants and rights granted by Royal Bancshares to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under the plans. The tables provide this information separately for equity compensation plans that have and have not been approved by security holders.

                                                                                                        (c)
                                                                                               Number of securities
                                                   (a)                                        remaining available for
                                          Number of securities to             (b)              future issuance under
                                             be issued upon             Weighted-average        equity compensation
                                          exercise of outstanding      exercise price of         plans (excluding
                                           options, warrants and      outstanding options,    securities reflected in
                                                  rights              warrants and rights           column (a))
                                          ----------------------------------------------------------------------------
OUTSIDE DIRECTORS STOCK OPTION PLAN
-----------------------------------
Equity compensation plan approved
by stockholders                                      91,068                  $18.53                    48,632

Equity compensation plan not
approved by stockholders                                 --                      --                        --
                                          -----------------                                   ---------------
                                                     91,068                  $18.53                    48,632


                                                                                                        (c)
                                                                                               Number of securities
                                                   (a)                                        remaining available for
                                          Number of securities to             (b)              future issuance under
                                             be issued upon             Weighted-average        equity compensation
                                          exercise of outstanding      exercise price of         plans (excluding
                                           options, warrants and      outstanding options,    securities reflected in
                                                  rights              warrants and rights           column (a))
                                          ----------------------------------------------------------------------------
EMPLOYEES STOCK OPTION PLAN
---------------------------
Equity compensation plan approved
by stockholders                                     737,170                  $19.61                    44,941

Equity compensation plan not
approved by stockholders                                 --                      --                        --
                                          -----------------                                   ---------------
Total                                               737,170                  $19.61                    44,941

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

         On December 18, 2005, the Board of Directors of Royal Bancshares declared a 2% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 17, 2006, to shareholders of record on January 4, 2006. The stock dividend resulted in the issuance of 205,120 additional shares of Class A common stock and 19,426 additional shares of Class B common stock. There were 20,117 Class B shares deferred (agreed to by the Tabas Family Trust) until the Annual Shareholders Meeting where Management will request the company's shareholders to approve amending the Company's Articles of Incorporation to increase the number of Class B shares authorized. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements.

         Cash Dividends. Royal Bancshares paid cash dividends in each quarter of 2005 and 2004 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $12.9 million and $12.2 million for 2005 and 2004, respectively. The following table sets forth on a quarterly basis dividends paid to holders of each Class A and Class B Common Stock for 2005 and 2004, adjusted to give effect to the stock dividends paid.

                                                   CASH DIVIDENDS PER SHARE
                                                   ------------------------
2005                                               CLASS A          CLASS B
----                                               -------          -------
First Quarter ..................................    $.2500           $.2875
Second Quarter .................................    $.2500           $.2875
Third Quarter ..................................    $.2750           $.31625
Fourth Quarter .................................    $.2750           $.31625

                                                   CASH DIVIDENDS PER SHARE
                                                   ------------------------
2004                                               CLASS A          CLASS B
----                                               -------          -------
First Quarter...................................    $.2500           $.2875
Second Quarter..................................    $.2500           $.2875
Third Quarter...................................    $.2500           $.2875
Fourth Quarter..................................    $.2500           $.2875

         Future dividends must necessarily depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of Royal Bancshares considers dividend policy. Cash necessary to fund dividends available for dividend distributions to the shareholders of Royal Bancshares must initially come from dividends paid by Royal Bank to Royal Bancshares. Therefore, the restrictions on Royal Bank's dividend payments are directly applicable to Royal Bancshares. Under the Pennsylvania Banking Code of 1965, as amended, Royal Bank places a restriction on the availability of capital surplus for payment of dividends.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial and operating information for Royal Bancshares should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes in Item 8:

                                                                             YEARS ENDED DECEMBER 31,
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            ---------------------------------------------------------
                                                              2005       2004         2003        2002        2001
                                                              ----       ----         ----        ----        ----
INCOME STATEMENT DATA (IN THOUSANDS)
Interest income                                             $76,460     $67,541     $72,320      $77,104      $69,224
Interest expense                                             31,796      27,301      29,941       36,491       31,808
                                                            ---------------------------------------------------------
Net interest income                                          44,664      40,240      42,379       40,613       37,416
Provision for loan losses                                         1           6         674          250           --
                                                            ---------------------------------------------------------
Net interest income after loan losses                        44,663      40,234      41,705       40,363       37,416
     Gains on sale of loans                                     508         480         637          767          372
     Gains on sale of real estate                             2,494       2,102         568          455          188
     Gains (losses) on investment securities                    227         810         719          790           60
     Income related to equity investments ("VIE")            19,418       7,133          --           --           --
     Other income                                             2,179       2,635       1,780        1,188        1,118
                                                            ---------------------------------------------------------
Total other income                                           24,826      13,160       3,704        3,200        1,738
Income before other expenses & income taxes                  69,489      53,394      45,410       43,563       39,154
Non-interest expense
     Salaries and benefits                                   13,488      10,767       9,959        9,440       10,479
     Expenses related to equity investments ("VIE")             262       4,780          --           --           --
     Other                                                   11,049       9,900       8,929        9,481        7,124
                                                            ---------------------------------------------------------
Total operating expenses                                     24,799      25,447      18,888       18,921       17,603
                                                            ---------------------------------------------------------
Income before taxes                                          44,690      27,947      26,522       24,642       21,551
Incomes taxes                                                12,637       7,914       7,996        7,237        5,797
                                                            ---------------------------------------------------------
Net income                                                  $32,053     $20,033     $18,526      $17,405      $15,754
                                                            =========================================================

Basic earnings per share (1)                                $  2.50     $  1.57     $  1.47      $  1.38      $  1.27
                                                            -------     -------     -------      -------      -------
Diluted earnings per share (1)                              $  2.49     $  1.56     $  1.46      $  1.36      $  1.25
                                                            -------     -------     -------      -------      -------

(1) Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 2% stock dividend in December 2005, a 2% stock dividend in December 2004, a 2% stock dividend in January 2004, a 3% stock dividend in 2003, a 6% stock dividend in 2002, and a 5% stock dividend in 2001.

                                                                              AS OF DECEMBER 31,
                                                      ------------------------------------------------------------------
BALANCE SHEET DATA (IN THOUSANDS)                         2005         2004          2003         2002           2001
---------------------------------                         ----         ----          ----         ----            ----
Total assets                                          $1,301,019    $1,205,274    $1,154,410    $1,088,484      $930,980
Total average assets                                   1,258,137     1,194,008     1,160,354     1,048,875       788,419
Loans, net                                               539,360       454,775       500,131       564,264       634,347
Total deposits                                           697,409       742,382       791,059       820,840       701,860
Total borrowings                                         354,000       222,000       212,000       124,500        70,225
Total stockholders equity                                155,508       140,876       134,833       121,331       108,449
Total average stockholders equity                        145,601       137,622       127,728       114,655       105,072
Return on average assets                                    2.5%          1.7%          1.6%          1.7%          2.0%
Return on average equity                                   22.0%         14.6%         14.5%         15.2%         15.0%
Average equity to average assets                           11.6%         11.5%         11.0%         10.9%         13.3%
Cash dividend payout ratio                                 40.1%         60.9%         61.1%         60.8%         56.9%

            (The remainder of this page is intentionally left blank)

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Royal Bancshares and related notes (see Item 8).

FINANCIAL CONDITION

         Total assets increased $96 million, or 8%, to $1.3 billion at December 31, 2005 from $1.21 billion at year-end 2004.

         Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents increased $3.8 million, to $30.9 million at December 31, 2005. The average balance of cash and cash equivalents was approximately $16.3 million for 2005 versus $53.1 million for 2004. The majority of this average balance is held in non-interest-bearing accounts with the Federal Reserve Bank as collateral for deposit processing and operating cash held at the branches. The excess cash is invested daily in overnight fed funds. The average balance of these funds that earn interest was $3.9 million in 2005. The increase in the balance of cash and cash equivalents at year end was primarily due to larger balances maintained with the Federal Reserve Bank along with pending funding needs.

         Investment Securities Held to Maturity. Held to maturity ("HTM") investment securities represents approximately 21.5% of average earning assets during 2005 and are comprised of primarily government agency bonds and corporate debt securities of investment grade quality, at the time of purchase. During 2005, HTM investment securities increased by $43.2 million to $255.4 million at December 31, 2005, from $212.2 million at December 31, 2004. The increase was primarily due to the purchase of $50 million of investments funded by brokered deposits as part of a leverage strategy.

         Investment Securities Available for Sale. AFS investment securities represent 32.1% of average earning assets during 2005 and are primarily comprised of government secured agency bonds and government secured mortgaged-backed securities, capital trust security issues of regional banks, domestic corporate debt and U.S. denominated foreign corporate debt. At December 31, 2005, AFS investment securities were $326.2 million as compared to $360.9 million at December 31, 2004, a decrease of $34.7 million. This decrease was primarily due to maturities and principal payments from mortgage backed securities from the existing portfolio.

         Loans. Royal Bancshares' primary earning assets are loans, representing approximately 46.1% of average earning assets during 2005. The loan portfolio is comprised primarily of business demand loans and commercial mortgages secured by real estate and to a significantly lesser extent, residential loans comprised of one to four family residential and home equity loans. During 2005, total loans increased $82.3 million to $549.6 million at December 31, 2005 from $467.3 million at December 31, 2004 primarily due to an increased lending staff and products along with the addition of the Royal Asian Bank Division.

         Allowance for loan losses. The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. Management determines the allowance for loan losses with the objective of maintaining a reserve level sufficient to absorb estimated probable credit losses. Management has determined the Company's balance in the allowance for loan losses based on management's detailed analysis and review of loan portfolio. Management considers all known relevant internal and external factors that may affect loan collectibility. The periodic analysis and review includes an evaluation of the loan portfolio in relation to historical loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management's assumptions as to future delinquencies, recoveries and losses. Management's evaluation is inherently subjective and all of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's the Company may be required to make additional provisions for loan losses that could adversely impact earnings in future periods.

         During 2005, the allowance for loan loss decreased $2.2 million to $10.3 million at December 31, 2005 from $12.5 million at December 31, 2004. The $2.2 million charge to allowance was attributed to a loan the Company had in Texas. The level of allowance for loan loss reserve represents approximately 1.8% of total loans at December 31, 2005 versus 2.7% at December 31, 2004. As of December 31, 2005 the Company had four loans in the amount of $5.6 million that are considered to be potential problem loans with a specific reserve of $1.3 million. The decrease in the percentage in the allowance was related to the $2.2 million charge off as well as an increase in the balance of outstanding loans of approximately $82 million. Management believes that, based on information currently available, including the potential problem loans, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Analysis of the Allowance for Loan losses by loan type

                                            December 31, 2005                    December 31, 2004

                                         Reserve       Percent of loans      Reserve   Percent of loans
                                          Amount           in each            Amount       in each
                                           (in           category to           (in       category to
                                        thousands)       total loans        thousands)   total loans
Domestic
    Construction loans                    $ 3,397            31.43%          $ 1,718       22.59%
    Single family residents               $   925             7.74%          $ 1,163       10.19%
    Tax certificates                            -             6.44%               --        7.31%
    Real estate - non-residential         $ 5,132            43.19%          $ 7,112       47.48%
    Real estate - multi-family            $   277             4.51%          $    99        3.24%
    Commercial and industrial             $   494             5.45%          $   964        8.53%
    Installment loans to individual       $    41             0.70%          $    63         .66%

    Lease financing                       $    75             0.54%               --          00%
Foreign                                        --               00%               --          00%
Unallocated                                  ($65)              N/A          $ 1,400          N/A
                                          -------           -------          -------      -------
                                          $10,276           100.00%          $12,519      100.00%
                                          =======           =======          =======      =======

         An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

         Deposits. Royal Bancshares' deposits are an important source of funding. Total deposits decreased $45.0 million, or 6.1%, from $742.4 million at December 31, 2004 to $697.4 million at December 31, 2005. This decrease in deposits is primarily due to a financial benefit from allowing money market accounts to be replaced by overnight borrowings. At December 31, 2005, brokered deposits were $152.0 million as compared to $65.3 million at December 31, 2004. Certificate of deposit accounts increased $119.4 million, or 59.0% from $202.5 million at December 31, 2004 to $321.9 million at December 31, 2005. The increase in brokered deposits and certificates of deposits was primarily due to the $50 million investment strategy and use of these deposits to fund increased loan demand. Other deposit categories comprised of demand, NOW, money markets and savings deposits decreased $164.4 million during 2005 over their levels at December 31, 2004. The decrease in all savings categories is primarily due to a reduction in interest rates offered.

         FHLB Borrowings. Borrowings are comprised of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Long-term FHLB borrowings increased $45.0 million to $249.5 million at December 31, 2005 from $204.5 million at December 31, 2004 due to converting overnight borrowings to long-tern borrowings which allowed Royal Bancshares to take advantage of the flat yield curve by locking in interest rates. At December 31, 2005 short term FHLB borrowings were $104.5 million. The average balance of borrowings during 2005 was $312.8 million versus $221.7 million for 2004.

         Other Borrowings. Royal Bancshares previous completed a private placement of trust preferred securities in the aggregate amount of $25 million for a term of 30 years with a call feature of 5 years. In addition, as result of the adoption of FIN 46(R) Royal Bancshares consolidated into its statement of condition $47.4 million of debt related to real estate equity investment of which $0 is guaranteed by Royal Bancshares.

         Other Liabilities. During 2005, Royal Bancshares increased its unfunded pension obligation by $930 thousand as a result to modification the pension plan, increased it profit sharing obligation by $760, and $676 third quarter posting to from its posting an expense for the fair value of derivatives.

         Shareholders' Equity. Shareholders' equity increased $14.6 million or 10.4% in 2005 to $155.5 million primarily due to net income of $32.1 million partially offset by $12.9 million in cash dividends paid in 2005. Additionally, shareholders' equity was affected by the decrease in market value of AFS investment securities during 2005, which resulted in a downward adjustment of $4.8 million.

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

         Net Income. Net income in 2005 was $32.1 million as compared to $20.0 million in 2004 and $18.5 million in 2003. Basic earnings per share were $2.50, $1.57 and $1.47 for 2005, 2004, and 2003, respectively. The $12.1 million increase in net income for 2005 represents a 60% increase over 2004, and is primarily attributable to the sale of two apartment complex which Royal Bancshares held an equity ownership in. This transaction was disclosed through a Form 8-K filing on October 20, 2005. The $1.5 million increase in net income for 2004 represents an 8% increase over 2003 and was primarily due to an increase in non-interest income specifically with income from Bank Owned Life Insurance and gains from the disposition of Other Real Estate Owned.

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

         Net interest income was $44.7 million in 2005 as compared to $40.2 million in 2004. The increase in net interest income in 2005 of $4.5 million was primarily due an increase in both the average balance and yield on earning assets along with a one time exit fee in the amount of $1.3 million collected during the second quarter of 2005.

         The decrease in 2004 from 2003 of net interest income of $2.2 million is primarily due to the reduction of the yield on earning assets along with a decline in the spread of earning assets as compared to costing liabilities in 2004.

LOANS AND MORTGAGES

                                    2005              2004             2003
                                    ----              ----             ----

Average loan outstandings       $510,349,000      $471,526,000     $562,765,000
Interest and fees on loans       $46,995,000       $40,044,000      $46,609,000
Average Yield                       9.21%             8.49%            8.28%

         Royal Bancshares continues to originate both fixed rate and variable rate loans. At December 31, 2005 variable rate loans represented 53% of total loans. Together with some match funding of fixed rate deposits to fixed rate loans, variable rate loans have helped Royal Bancshares manage interest rate risk.

         In 2005, the average balance of loans increased $38.8 million to $510.3 million in 2005, primarily due an increase in the lending staff, offering additional lending products and the addition of the Royal Asian Division. The average yield on loans increased by 72 basis points in 2005 primarily due to the increases in the prime rate and the $1.3 million exit fee collected in the second quarter in 2005.

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

HTM INVESTMENT SECURITIES

                                    2005              2004             2003
                                    ----              ----             ----

Average HTM investment
  securities                    $237,701,000      $141,799,000      $46,302,000
Interest income                  $10,122,000       $6,365,000       $3,087,000
Average yield                       4.26%             4.49%            6.67%

         HTM investment securities are comprised primarily of taxable corporate debt issues and US government agencies. The corporate debt issues are investment grade at the time of purchase. It is Royal Bancshares' expressed intention to hold these securities to maturity.

         In 2005, the yield on HTM investment securities decreased 23 basis points to 4.26% from 4.49% in 2004. This decrease was primarily due to the increase in the average balance of U.S. government agency bonds held during the year. The government bonds were purchased with lower yields.

         In 2004, the yield on HTM investment securities decreased 218 basis points to 4.49% from 6.67% in 2003. This decrease was primarily due to the purchasing of low credit risk government agency bonds that were yielding 3.0% to 4.5%. The government agency bonds at December 31, 2004 have step up and/or call features.

AFS INVESTMENT SECURITIES

                                    2005              2004             2003
                                    ----              ----             ----

Average AFS investment
  securities                    $355,005,000      $399,361,000     $446,210,000
Interest and dividend income     $19,229,000       $20,621,000      $22,007,000
Average yield                       5.42%             5.16%            4.93%

         AFS investment securities are comprised primarily of government secured mortgage-backed securities, government agency bonds, non-rated and rated capital trust security issues of regional banks, rated domestic and US denominated foreign corporate debt securities and to a lesser extent preferred and common stock.

         In 2005, the average balance of AFS investment securities decreased $44.4 million to $355.0 million primarily due to maturities and the repayment of principal from the existing mortgaged backed securities. The 26 basis point increase in average yield is primarily due to the lower yield on the principal repayments.

         In 2004, the average balance of AFS investment securities decreased $46.8 million to $399.4 million primarily due to classifying new purchases from investment runoff as held to maturity. The 23 basis point increase in average yield is primarily due to higher yields earned on mortgage back securities resulting from slower principal repayments speeds.

INTEREST EXPENSE ON NOW AND MONEY MARKET DEPOSITS

                                    2005              2004             2003
                                    ----              ----             ----

Average NOW & Money Market
  deposits                      $355,387,000      $461,076,000     $475,383,000
Interest expense                  $7,457,000        $7,965,000       $10,000,000
Average cost of funds                2.10%             1.73%            2.10%

         In 2005, the average cost of funds on NOW and money market deposits increased 36 basis points to 2.09% from 1.73% in 2004 primarily due to increasing rates as a result of Federal Reserve increasing the overnight rates during the year.

         In 2004, the average cost of funds on NOW and money market deposits decreased 37 basis points to 1.73% from 2.10% in 2003 primarily due to a decline in the interest rate paid on these deposits.

INTEREST EXPENSE ON TIME DEPOSITS

                                    2005              2004             2003
                                    ----              ----             ----

Average time deposits           $254,031,000      $218,756,000     $269,293,000
Interest expense                 $9,965,000        $8,577,000       $12,011,000
Average cost of funds               3.92%             3.92%            4.46%

         In 2005, the average balance of time deposits increased $35.3 million to $254.0 million. The increase in average time deposits is primarily due to the $50 million brokered deposit used in investment strategy. In 2004, the average balance of time deposits decreased $50.5 million to $218.8 million. This decrease in average time deposits is primarily due to the maturity of higher yielding brokered deposits.

         Although short term rates in general continued to move upward in 2005, the long term rates continued to remain flat causing the yield on term deposits to remain the same. At December 31, 2005, 63% of time deposits were comprised of certificates of deposits accounts with balances of $100,000 or more, while in 2004, 45% of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more. These types of deposit have traditionally been considered more rate volatile than other types of deposits, however Royal Bank's penalty for early redemption somewhat mitigates this volatility.

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

         During 2005, a provision for loan losses was recorded for $1 thousand, as compared to the $6 thousand in 2004. Both provisions were due to charge offs relating to delinquent tax liens held by Crusader Servicing Corporation. Management determined that no additional provision was needed based on its analysis of the reserve for possible loan losses according to documentation required under SAB 102. Net charge-offs were $2.2 million in 2005 as compared to net recoveries $87 thousand in 2004.

         In 2004, a provision for loan losses was recorded for $6 thousand, as compared to $674 thousand in 2003 due to charges off's relating to delinquent tax liens. During 2004 senior management determined that loan loss reserve was adequate and no additional provision was required for the period. Net recoveries were $87 thousand in 2004 as compared to net charge-offs of $718 thousand in 2003.

NON-INTEREST INCOME

         Non-interest income includes service charges on depositors' accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and traveler's checks, and similar activities. In addition, other forms of non-interest income are derived from changes in the cash value of BOLI, fees collected on the sale of residential mortgages in the secondary market and income relating to the VIE's which Royal Bank has an investment. Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investments securities and other real estate owned, from period to period these sources of income may vary considerably. Service charges on depositors' accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.

         In 2005, total non-interest income increased $11.7 million to $24.8 to million at December 31, 2005. This increase is primarily due the sale of two apartment complexes resulting in a pretax gain of $16.7 million from Royal Bancshares' investment in VIE's. This was partially offset by a reduction of $6.4 million due to the deconsolidation of the VIE's in which Royal Bancshares' interest was sold.

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

         Non-interest expenses decreased $648 thousand to $24.8 million in 2005, from $25.4 million in 2004. Salaries and benefits increased $2.7 million primarily due to the increased in the lending staff and Royal Asian Division, an increase to the Company's Profit Sharing Plan due to the results for the year, and a one time charge of approximately $1 million related to modifications to the company's pension plan. Expenses related to equity investments decreased $4.5 million during 2005. This was primarily due to the deconsolidation of three VIE's during the second and fourth quarters. During 2005, the Company has taken some one time charges; $675 thousand for the decline in the fair value of interest rate swaps and $424 thousand for an asset write-down.

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

ACCOUNTING FOR INCOME TAXES

         The provision for federal income taxes was $12.6 million in 2005 as compared to $7.9 million for 2004, and $8.0 million for 2003 representing an effective tax rate of 28%, 28% and 30%, respectively. During 2005, a $1.7 million reduction in tax expense was recorded as a result of the completion of an IRS audit, with respect to a valuation allowance against a deferred tax asset derived from net operating loss carryovers.

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

ASSET LIABILITY MANAGEMENT

         The primary functions of asset-liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. This process is overseen by the Asset-Liability Committee ("ALCO") which monitors and controls, among other variables, the liquidity, balance sheet structure and interest rate risk of the consolidated company within policy parameters established and outlined in the ALCO Policy which are reviewed by the Board of Directors at least annually. Additionally, the ALCO committee meets periodically and reports on liquidity, interest rate sensitivity and projects financial performance in various interest rate scenarios.

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

    Royal Bancshares generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 2005, 2004 and 2003 was 32%, 39% and 60%, respectively. Management believes that Royal Bancshares' liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

         Contractual Obligations and Other Commitments. The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2005.

                                                Less than                                  More than 5
(in thousands)                        Total       1 year          1-3 years   4-5 years       years
                                     -----------------------------------------------------------------
FHLB Advances                        $354,000    $104,500         $      0     $162,500       $ 87,000
Operating leases                        2,924         661            1,317          781            165
Interest rate swaps                     1,281          36               --        1,034            211
Commitments to extend credit          176,415     176,415               --           --             --
Standby letters of credit               3,228       2,750              478           --             --
Subordinated debt                      25,774          --               --           --         25,774
Time deposits                         321,944     120,677          116,096       81,813          3,358
                                     --------    --------         --------     --------       --------
     Total                           $885,566    $405,039         $117,891     $246,128       $116,508
                                     ========    ========         ========     ========       ========

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

         The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2005, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2005, Royal Bancshares is in an asset sensitive positive of $301.9 million, which indicates assets will reprice somewhat faster than liabilities within one year.



           (This remainder of this page was intentionally left blank)

INTEREST RATE SENSITIVITY
(IN  MILLIONS)

                                              DAYS
                                     ----------------------     1 TO 5        OVER 5      NON-RATE
ASSETS (1)                            0 - 90       91 - 365      YEARS         YEARS      SENSITIVE       TOTAL
                                     ----------------------------------------------------------------------------
Interest-bearing deposits in banks   $     7.2    $      --    $      --     $     --     $     9.9     $    17.1
Federal funds sold                        13.8           --           --           --            --          13.8
Investment securities:
   Available for sale                     14.5         21.4        192.3         98.5          (0.5)        326.2
   Held to maturity                        0.9         50.1        204.6           --            --         255.6
                                     ----------------------------------------------------------------------------
      Total investment securities         15.4         71.5        396.9         98.5          (0.5)        581.8
Loans:(2)
   Fixed rate                             21.5         39.6        159.8         13.6            --         234.5
   Variable rate                         197.4         99.6         12.9          6.5         (11.5)        304.9
                                     ----------------------------------------------------------------------------
      Total loans                        218.9        139.2        172.7         20.1         (11.5)        539.4
   Other assets                           38.2           --           --           --         110.7         148.9
                                     ----------------------------------------------------------------------------
   Total Assets                      $   293.5    $   210.7    $   569.6     $  118.6     $   108.6     $ 1,301.0
                                     ============================================================================

LIABILITIES & CAPITAL
Deposits:
   Non interest bearing deposits     $      --    $      --    $      --     $     --     $    76.8     $    76.8
   Interest bearing deposits              18.7         56.2        223.8           --            --         298.7
   Certificate of deposits                 5.4         10.5        287.7         18.3            --         321.9
                                     ----------------------------------------------------------------------------
      Total deposits                      24.1         66.7        511.5         18.3          76.8         697.4
Borrowings                                81.5         30.0        238.3         30.0          47.4         427.2
Other liabilities                           --           --          0.3           --          20.6          20.9
Capital                                     --           --           --           --         155.5         155.5
                                     ----------------------------------------------------------------------------
      Total liabilities & capital    $   105.6    $    96.7    $   750.1     $   48.3     $   300.3     $ 1,301.0
                                     ============================================================================
Net interest rate GAP                $   187.9    $   114.0    $  (180.5)    $   70.3     $ (191.7)
                                     ==============================================================
Cumulative interest rate GAP         $   187.9    $   301.9    $   121.4     $  191.7     $      --
                                     ==============================================================
GAP to total assets                         14%           9%
                                     ======================
GAP to total equity                        121%          73%
                                     ======================
Cumulative GAP to total assets              14%          23%
                                     ======================
Cumulative GAP to total equity             121%         194%
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

CAPITAL ADEQUACY

         The table shown below sets forth Royal Bancshares' consolidated capital level and performance ratios:

                                                                                      REGULATORY
                                            2005          2004           2003           MINIMUM
                                         ---------      ---------      --------      ------------
CAPITAL LEVEL
   Leverage ratio                           14.2%         13.9%          11.1%            3.0%
   Risk based capital ratio:
      Tier 1                                18.8%         19.2%          15.3%            4.0%
      Total                                 19.8%         20.4%          16.5%            8.0%

CAPITAL PERFORMANCE
   Return on average assets                  2.5%          1.7%           1.6%              -
   Return on average equity                 22.0%         14.6%          14.5%              -

         Royal Bancshares' sources of capital have been derived from the issuance of stock as well as retained earnings. While Royal Bancshares has not had a stock offering since 1986, total shareholders' equity has increased primarily due to steady increases in retained earnings. At December 31, 2005, Royal Bancshares had an average equity to average asset ratio of 11.6%. Royal Bancshares has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital.

         The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2005, Royal Bancshares was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. In order for Royal Bancshares to be considered well capitalized, as defined by the banking regulators, Royal Bancshares must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2005, Royal Bancshares met the criteria for a well capitalized institution, and management believes that, under current regulations, Royal Bancshares will continue to meet its minimum capital requirements in the foreseeable future.

MANAGEMENT OPTIONS TO PURCHASE SECURITIES

         In May 2001, the directors of the Royal Bancshares approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the Plan). The shareholders in connection with the formation of the holding company reapproved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,500,000 shares of the Royal Bancshares' Class A common stock (but not in excess of 15% of outstanding shares). In May 2005, the shareholders approved to increase the options to purchase to 1,650,000. At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. At December 31, 2005, 737,170 options have been granted which are exercisable at 20% per year. At December 31, 2005, options covering 292,317 shares were exercisable by 95 employees.

         In May 2001, the directors of the Royal Bancshares approved an amended non-qualified Outside Directors Stock Option Plan. The shareholders in connection with the formation of the holding company reapproved this Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which is exercisable one year from the grant date. The options were granted at the fair market value at the date of the grant. At December 31, 2005, 91,068 options were outstanding and options covering 74,238 shares were exercisable.

AVERAGE BALANCES

         The following table represents the average daily balances of assets, liabilities and shareholders' equity and the respective interest paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                                 2005                             2004                            2003
                                  ------------------------------  -------------------------------  --------------------------------
                                    AVERAGE               YIELD/    AVERAGE                YIELD/    AVERAGE                 YIELD/
ASSETS (In thousands)               BALANCE    INTEREST   RATE      BALANCE     INTEREST   RATE      BALANCE    INTEREST     RATE
---------------------               -------    --------   ------   --------     --------   ------    -------    --------     ------
Interest bearing deposits         $    1,789   $    56     3.13%  $   34,702    $   409     1.18%  $   40,856    $   475      1.16%
Federal funds                          2,079        58     2.79%       8,644        102     1.18%      13,598        142      1.04%
Investment securities
  Held to maturity                   237,701    10,122     4.26%     141,799      6,365     4.49%      46,302      3,087      6.67%
  Available for sale                 355,005    19,229     5.42%     399,361     20,621     5.16%     446,210     22,007      4.93%
                                  ------------------------------  -------------------------------  --------------------------------
Total investment securities          592,706    29,351     4.95%     541,160     26,986     4.99%     492,512     25,094      5.10%
Loans
  Commercial demand loans            259,216    20,605     7.95%     199,645     14,241     7.13%     225,224     15,812      7.02%
  Real estate secured                247,762    26,181    10.57%     267,757     25,504     9.53%     333,168     30,532      9.16%
  Other loans                          3,371       209     6.20%       4,124        299     7.25%       4,373        265      6.06%
                                  ------------------------------  -------------------------------  --------------------------------
        Total loans                  510,349    46,995     9.21%     471,526     40,044     8.49%     562,765     46,609      8.28%
                                  ------------------------------  -------------------------------  --------------------------------
Total interest earnings assets     1,106,923    76,460     6.91%   1,056,032     67,541     6.40%   1,109,731     72,320      6.52%
Non interest earnings assets
  Cash & due from banks               12,470                           9,720                            8,348
  Other assets                       151,738                         142,455                           56,780
  Allowance for loan loss            (11,165)                        (12,503)                         (12,472)
  Unearned discount                   (1,829)                         (1,696)                          (2,033)
                                  ----------                      ----------                       ----------
Total non-interest earning assets    151,214                         137,976                           50,623
                                  ----------                      ----------                       ----------
Total assets                      $1,258,137                      $1,194,008                       $1,160,354
                                  ==========                      ==========                       ==========


LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
Deposits:
    Savings                       $   21,814   $   127     0.58%  $   24,278    $   152     0.63%  $   23,714    $   182      0.77%
    Now                               33,732       307     0.91%      34,181        244     0.71%      32,510        339      1.04%
    Money market                     321,655     7,150     2.22%     426,895      7,721     1.81%     442,873      9,661      2.18%
    Time deposits                    254,031     9,965     3.92%     218,756      8,577     3.92%     269,293     12,011      4.46%
                                  ------------------------------  -------------------------------  --------------------------------
Total interest bearing deposits      631,232    17,549     2.78%     704,110     16,694     2.37%     768,390     22,193      2.89%
Federal funds                             --        --       --           --         --       --           --         --        --
Borrowings                           312,952    12,225     3.91%     221,741      8,744     3.94%     183,339      7,748      4.23%
Obligation through VIE equity
  investments                         11,936       557     4.67%      55,558      1,639     2.95%          --         --        --
Subordinate debt                      25,000     1,465     5.86%       4,448        224     5.06%          --         --        --
                                  ------------------------------  -------------------------------  --------------------------------
Total interest bearing liabilities   981,120    31,796     3.24%     985,857     27,301     2.77%     951,729     29,941      3.15%
                                  ------------------------------  -------------------------------  --------------------------------
    Non interest bearing deposits     68,308                          57,789                           56,814
    Other liabilities                 63,108                          12,740                           24,083
                                  ----------                      ----------                       ----------
Total liabilities                  1,112,536                       1,056,386                        1,032,626
    Shareholders' equity             145,601                         137,622                          127,728
                                  ----------                      ----------                       ----------
Total liabilities and
    Shareholders' equity          $1,258,137                      $1,194,008                       $1,160,354
                                  ==========                      ==========                       ==========
Net interest income                            $44,664                          $40,240                          $42,379
                                               =======                          =======                          =======
Net interest margin                                        4.03%                            3.81%                             3.82%
                                                           =====                            =====                             =====

(1) Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

             (The remainder of the page is intentionally left blank)

         The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the years ended December 31, 2005 and 2004, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

                                                                   2005 VS 2004                          2004 VS 2003
                                                                  CHANGES DUE TO:                       CHANGES DUE TO:
                                                          ----------------------------           ---------------------------
INTEREST INCOME                                           VOLUME       RATE      TOTAL           VOLUME     RATE       TOTAL
---------------                                           ------      ------     -----           ------    ------      -----
                                                                                      (IN THOUSANDS)
Interest bearing deposits in banks                         ($622)       $269     ($353)           ($73)        $7       ($66)
Federal funds sold                                          (115)         71       (44)            (57)        17        (40)
Investments securities
    Held to maturity                                       4,101        (344)    3,757           4,573     (1,295)     2,278
    Available for sale                                    (2,368)        976    (1,392)         (2,384)       998     (1,386)
                                                          ----------------------------         -----------------------------
Total investment securities                                1,733         632     2,365           2,189       (297)     1,892
Loans
    Commercial demand loans                                4,600       1,764     6,364          (1,820)      (249)    (1,571)
    Mortgages secured by real estate                      (1,990)      2,667       677          (6,192)     1,164     (5,028)
    Other loans                                              (50)        (40)      (90)            (16)        50         34
                                                          ----------------------------         -----------------------------
Total loans                                                2,560       4,391     6,951          (8,028)     1,463     (6,565)
                                                          ----------------------------         -----------------------------
Total increase (decrease) in interest income               3,556       5,363     8,919          (5,969)     1,190     (4,779)

INTEREST EXPENSE
----------------

Deposits
    Savings                                                 ($17)        ($8)     ($25)            ($4)      ($34)      ($30)
    Now and Money Market                                  (1,400)        892      (508)           (959)    (1,076)    (2,035)
    Time deposits                                          1,387           1     1,388          (2,106)    (1,328)    (3,434)
                                                          ----------------------------         -----------------------------
           Total deposits                                    (30)        885       855          (3,061)    (2,438)    (5,499)
    Borrowings                                             1,999       1,084     3,083           3,200       (341)     2,859
                                                          ----------------------------         -----------------------------
Total increase(decrease) in interest expense               1,969       1,969     3,938             139     (2,779)    (2,640)

Total increase(decrease) in net interest income           $1,587      $3,394    $4,981         ($6,108)    $3,969    ($2,139)
                                                          ============================         =============================

LOANS

         The following table reflects the composition of the loan portfolio of Royal Bank and the percent of gross outstanding represented by each category at the dates indicated.

                                                              AS OF DECEMBER 31,
                                                                (IN THOUSANDS)
                               --------------------------------------------------------------------------------------
                                  2005              2004             2003              2002              2001
                               ---------------- ---------------   -----------------  ---------------  ---------------
LOANS
Comm'l and Industrial          $ 30,075      5% $ 37,468     8%   $  18,343      4%  $  6,963     1%  $  8,544     1%
Const  & land development       177,102     32%  109,129    23%     107,463     21%    82,736    14%    64,551    10%
Single family residential        42,703      8%   48,020    10%      60,366     12%   119,667    21%   151,020    23%
Other real estate secured       296,051     53%  273,306    58%     326,718     63%   354,875    61%   411,219    64%
Leases -net of unearned           2,623      1%       --     --          --      --        --     --        --    --
income
Other                             3,868      1%    3,322     1%       4,512      1%    14,613     3%    14,101     2%
                               --------------------------------------------------------------------------------------
    Total gross loans           552,422    100%  471,245   100%     517,202    100%   578,854   100%   649,435   100%
Unearned income                  (1,983)          (1,540)            (1,203)           (1,082)          (1,056)
Discount on loans purchased          --               --               (290)           (1,038)          (2,144)
                               --------          -------          ---------          --------         --------
                                550,439          469,498            515,714           576,734          646,235
Allowance for loan loss         (10,276)         (12,519)           (12,426)          (12,470)         (11,888)
                               --------          -------          ---------          --------         --------
   Total net loans             $540,163         $456,979          $ 503,288          $564,264         $634,347
                               ========         ========          =========          ========         ========

ANALYSIS OF ALLOWANCE FOR LOAN LOSS

                                                                  YEAR ENDING DECEMBER 31,
                                                                       (IN THOUSANDS)
                                                  ---------------------------------------------------------
                                                     2005        2004        2003        2002        2001
                                                  ---------   ---------   ---------   ---------   ---------
Total Loans                                       $ 550,439   $ 469,498   $ 515,714   $ 576,734   $ 646,235
                                                  =========   =========   =========   =========   =========

Daily average loan balance                        $ 510,349   $ 471,526   $ 562,765   $ 617,156   $ 543,854
                                                  =========   =========   =========   =========   =========

Allowance for loan loss:
   Balance at the beginning of the year           $  12,519   $  12,426   $  12,470   $  11,888   $  11,973
   Charge offs by loan type:
       Single family residential                        142         197         444         775         402
       Other real estate secured                      2,162           1          --         103          33
       Tax certificates                                   1           6          74          --         --
       Commercial and industrial                         28          --          22          47          54
       Other loans                                        2          --         271          --          28
                                                  ---------   ---------   ---------   ---------   ---------
   Total charge offs                                  2,335         204         811         925         517
   Recoveries by loan type:
       Single family residential                         68         249          49         100         149
       Other real estate secured                          7           1           3         167          23
       Tax certificates                                  --          --          --          --          --
       Commercial and industrial                         12          37          26          19         162
       Other loans                                        4           4          15         971          98
                                                  ---------   ---------   ---------   ---------   ---------
   Total recoveries                                      91         291          93       1,257         432
                                                  ---------   ---------   ---------   ---------   ---------
   (Loan charge off's) recoveries                    (2,244)         87        (718)        332         (85)
      Provision for loan loss                             1           6         674         250          --
                                                  ---------   ---------   ---------   ---------   ---------

Balance at end of year                            $  10,276   $  12,519   $  12,426   $  12,470   $  11,888
                                                  =========   =========   =========   =========   =========

Net charge offs to average loans                     (0.44%)      0.02%      (0.13%)      0.05%      (0.02%)
                                                  =========   =========   =========   =========   =========

Allowance to total loans at year-end                  1.87%       2.67%       2.41%       2.16%       1.84%
                                                  =========   =========   =========   =========   =========

         Royal Bancshares considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. Management determines the allowance for loan losses with the objective of maintaining a reserve level sufficient to absorb estimated probable credit losses inherent within the loan portfolio. Management has determined the Company's balance in the allowance for loan losses based on management's detailed analysis and review of the loan portfolio. Management considers all known relevant internal and external factors that may affect loan collectibility. The periodic analysis and review includes an evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management's assumptions as to future economic conditions, recoveries and losses. Management's evaluation is inherently subjective and all of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's the Company may be required to make additional provisions for loan losses that could adversely impact earnings in future periods.

         Royal Bancshares uses the reserve method of accounting for loans losses. The balance in the allowance for loan and lease losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economics events and conditions, and other pertinent factors, including management's assumptions related to future delinquencies, recoveries and losses. Increases to the allowance for loans and leases losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loans losses. Recoveries of amounts previously charged-off are credited to the allowance for loan losses.

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

LOANS AND LEASE FINANCING RECEIVABLES

         The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

                                                                                  AS OF DECEMBER 31,
                                                                                    (IN THOUSANDS)
                                                                             2005        2004         2003
                                                                          ---------    ---------    ---------
Loans secured by real estate
   Construction and land development                                      $ 177,102    $ 109,129    $ 107,463
   Secured by 1-4 family residential properties:
   Revolving, open-end loans secured by 1-4 family residential
         properties and extended under lines of credit                       10,070        7,369        5,854
      All other loans secured by 1-4 family residential properties:
         Secured by first liens                                              28,327       36,136       50,716
         Secured by junior liens                                              4,306        4,515        3,796
   Secured by multi family (5 or more) residential properties                24,804       15,256       21,728
   Secured by nonfarm nonresidential properties                             271,247      257,843      304,794
Commercial and industrial loans to US addresses                              30,075       37,468       18,343
Loans to individuals for household, family, and other personal
      expenditures                                                            1,061        1,346        1,182
Obligations of state and political subdivisions in the US                     1,268        1,769        3,134
Lease financing receivables (net of unearned income)                          2,623           --           --
All other loans                                                               1,539          207          196
Less: Any unearned income on loans listed above                               1,983        1,540        1,492
                                                                           --------     --------     --------
   Total loans and leases, net of unearned income                         $ 550,439    $ 469,498    $ 515,714
                                                                           ========     ========     ========

CREDIT QUALITY

         The following table presents the principal amounts of nonaccruing loans and other real estate.

                                                                         AS OF DECEMBER 31,
                                                                           (IN THOUSANDS)
                                                  ---------------------------------------------------------------
                                                     2005          2004         2003         2002         2001
                                                  ----------   -----------   ----------   ----------   ----------
Non-accruing loans (1)(2)                         $    4,371   $     4,526   $   11,328   $   11,908   $   10,794
Other real estate                                      3,834         5,424        4,371        1,444          884
                                                  ----------   -----------   ----------   ----------   ----------
         Total nonperforming assets               $    8,205   $     9,950   $   15,699   $   13,352   $   11,678
                                                  ==========   ===========   ==========   ==========   ==========

Nonperforming assets to total assets                   0.63%         0.83%        1.36%        1.23%        1.25%
                                                  ==========   ===========   ==========   ==========   ==========
Nonperforming loans to total loans                     0.79%         0.96%        2.20%        2.06%        1.67%
                                                  ==========   ===========   ==========   ==========   ==========
Allowance for loan loss to nonperforming loans       235.09%       276.54%      109.69%      104.72%      110.14%
                                                  ==========   ===========   ==========   ==========   ==========

(1) Generally, a loan is placed on nonaccruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
(2) If interest had been accrued on these nonaccruing loans, such income would have approximated $506,000 for 2005, $209,000 for 2004, $401,000 for 2003,
     $473,000 for 2002 and $526,000 for 2001.

INVESTMENT SECURITIES

         The contractual maturity distribution and weighted average rate of Royal Bancshares' investments held to maturity and available for sale portfolios at December 31, 2005 are presented in the following table. Weighted average rates on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%.

                                                              AS OF DECEMBER 31, 2005
                                                                   (IN THOUSANDS)
                       -------------------------------------------------------------------------------------------------
                                          AFTER 1 YEAR BUT  AFTER 5 YEARS, BUT
                        WITHIN 1 YEAR      WITHIN 5 YEARS     WITHIN 10 YEARS         AFTER 10 YEARS         TOTAL
                       ---------------   -----------------  -------------------    -------------------  ----------------
                       AMOUNT     RATE    AMOUNT     RATE    AMOUNT       RATE      AMOUNT       RATE    AMOUNT    RATE
                       ------     ----    ------     ----    ------       ----      ------       ----    ------    ----
SECURITIES HELD TO MATURITY
---------------------------

Mortgage backed
  securities           $     6    7.5%   $     16    10.5%   $    --       --%     $    145      4.4%   $    167   5.1%
Agencies                    --     --%    145,000     3.7%    50,000      4.0%           --       --%    195,000   3.8%
Other securities            --     --%     60,300     6.6%        --       --%           --       --%     60,300   6.6%
                       -------    ----   --------    -----   -------      ----     --------      ----   --------   ----
Total                  $     6    7.5%   $205,316     4.6%   $50,000      4.0%     $    145      4.4%   $255,467   4.4%
                       =======    ====   ========    =====   =======      ====     ========      ====   ========   ====

AVAILABLE FOR SALE
------------------

Mortgage backed
  securities           $    --     --%   $     10     7.5%   $    42      6.1%     $ 32,436      4.8%   $ 32,488   4.8%
CMO'S                       --     --%         --      --%        --       --%       23,481      5.0%     23,481   5.0%
Agencies                    --     --%     38,325     3.7%    29,068      4.3%       34,305      4.9%    101,698   4.3%
Foreign                  3,015    7.2%         --      --%        --       --%           --       --%      3,015   7.2%
Trust Preferred             --     --%         --      --%        --       --%       39,733      9.8%     39,733   9.8%
Other securities        24,255    4.8%     95,236     6.2%     3,729      6.4%        2,554      4.2%    125,774   5.9%
                       -------    ----   --------    -----   -------      ----     --------      ----   --------   ----
         Total         $27,270    5.1%   $133,571     5.5%   $32,839      4.5%     $132,509      6.3%   $326,189   5.7%
                       =======    ====   ========    =====   =======      ====     ========      ====   ========   ====

         The following table represents the consolidated book values and approximate fair value at December 31, 2005, 2004 and 2003, respectively, for each major category of Royal Bancshares' investment securities portfolio for held to maturity securities and available for sale securities.



            (The remainder of this page is intentionally left blank)

                                                                  AS OF DECEMBER 31,
                                                                    (IN THOUSANDS)
                                               2005                      2004                      2003
                                     -----------------------   ------------------------   -----------------------
                                      AMORTIZED      FAIR        AMORTIZED      FAIR       AMORTIZED      FAIR
                                        COST         VALUE         COST         VALUE        COST         VALUE
SECURITIES HELD TO MATURITY
---------------------------

Mortgage backed securities           $      167   $      167   $       232   $      232   $      340   $      340
US agencies                             195,000      190,829       185,000      184,267       91,630       91,333
Other securities                         60,300       62,202        26,995       27,366       21,121       22,602
                                     ----------   ----------   -----------   ----------   ----------   ----------
         Total                       $  255,467   $  253,198   $   212,227   $  211,865   $  113,091   $  114,275
                                     ==========   ==========   ===========   ===========  ==========   ==========

SECURITIES AVAILABLE FOR SALE
-----------------------------

Mortgage backed securities           $   56,628   $   55,892   $    81,303   $   81,669   $  110,596   $  111,875
US agencies                             104,979      101,698        94,997       93,305      122,785      121,112
Trust preferred securities               36,174       39,733        37,196       39,562       36,251       37,139
Other securities                        129,854      128,866       141,679      146,398      161,488      170,713
                                     ----------   ----------   -----------   ----------   ----------   ----------
         Total                       $  327,635   $  326,189   $   355,175   $  360,934   $  431,120   $  440,839
                                     ==========   ==========   ===========   ===========  ==========   ==========

DEPOSITS

         The average balance of Royal Bank's deposits by major classifications for each of the last three years is presented in the following table.

                                                                  AS OF DECEMBER 31,
                                                                    (IN THOUSANDS)
                                               2005                      2004                      2003
                                     -----------------------   ------------------------   -----------------------
                                       AVERAGE                   AVERAGE                    AVERAGE
                                       BALANCE       RATE        BALANCE        RATE        BALANCE       RATE
                                     ----------   ----------   -----------   ----------   ----------   ----------
Demand deposits:
   Non interest bearing              $   68,308         --%    $    57,789        --%     $   56,814        --%
   Interest bearing (NOW)                33,732       0.91%         34,181      0.71%         32,510      1.04%
Money market deposits                   321,655       2.22%        426,895      1.81%        442,873      2.18%
Savings deposits                         21,814       0.58%         24,278      0.63%         23,714      0.77%
Certificate of deposit                  254,031       3.92%        218,756      3.92%        269,293      4.46%
                                     ----------                -----------                ----------
         Total deposits              $  699,540                $   761,899                $  825,204
                                     ==========                ===========                ==========

         The remaining maturity of Certificates of Deposit of $100,000 or greater:
                                                  AS OF DECEMBER 31,
                                                    (IN THOUSANDS)
MATURITY                                           2005         2004
--------                                        ----------   ----------

Three months or less                            $    8,523   $   13,309
Over three months through twelve months             41,534       27,426
Over twelve months through five years              152,566       48,590
Over five years                                        988        1,271
                                                ----------   ----------
         Total                                  $  203,611   $   90,596
                                                ==========   ==========

SHORT AND LONG TERM BORROWINGS

                                                                      YEAR ENDING DECEMBER 31,
                                                                           (IN THOUSANDS)
                                                  ---------------------------------------------------------------
                                                     2005          2004         2003         2002         2001
                                                  ----------   -----------   ----------   ----------   ----------
Short term borrowings                             $  104,500   $    17,500   $       --   $    3,000   $   30,000

Long term borrowings:
   Other borrowings                                       --            --           --           --        2,725
   Obligations through VIE equity investments (1)     47,356        56,249           --           --
   Subordinated debt                                  25,774        25,774           --           --           --
   FHLB advances                                     249,500       204,500      212,000      124,500       67,500
                                                  ----------   -----------   ----------   ----------   ----------
         Total  borrowings                        $  427,130   $   304,023   $  212,000   $  127,500   $  100,225
                                                  ==========   ===========   ==========   ==========   ==========

(1) This obligation is consolidated from requirements under FIN (46)R of which $0 is guaranteed by the Company.


            (The remainder of the page was intentionally left blank)

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

                  As of December 31, 2005 (Dollars in Thousands)

                                       Market Value of           Percent of
      Changes in Rates                Portfolio Equity             Change
      ----------------                ----------------           ----------

      + 200 basis points                   162,005                  -6.3%
      + 100 basis points                   168,719                  -2.4%
      Flat rate                            172,904                     0%
      - 100 basis points                   168,155                  -2.7%
      - 200 basis points                   156,574                  -9.4%

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115. Royal Bancshares believes the FSP on FAS 115-1 and FAS 124-1 will not have a material impact on the company's financial condition, results of operations or cash flows.

         In June 2005, the EITF reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Royal Bancshares is evaluating the impact, if any, of EITF 05-6 on its consolidated financial statements.

         In October 2005, the FASB issued FASB Staff Position FAS13-1 ("FSP 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. Management has evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact of Royal Bancshares' financial condition or results of operations.

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. Royal Bancshares estimates its compensation expense will increase $762,000 during 2006.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. Royal Bancshares will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

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

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of SFAS No. 143," ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our consolidated financial statements.

        In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections." The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes," and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on Royal Bancshares' consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                       FINANCIAL STATEMENTS AND REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2005 AND 2004

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Royal Bancshares of Pennsylvania, Inc.
Narberth, Pennsylvania


         We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, changes in stockholders' equity and cash flows of Royal Bancshares of Pennsylvania, Inc. for the year ended December 31, 2003 were audited by other auditors, whose report dated January 22, 2004, expressed an unqualified opinion on those statements.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed on Note A to the consolidated financial statements, Royal Bancshares of Pennsylvania, Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," on March 31, 2004.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Royal Bancshares of Pennsylvania, Inc. internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.


                                             /s/ Beard Miller Company LLP



Beard Miller Company LLP
Reading, Pennsylvania
March 14, 2006

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                                   December 31,
                                                                                        ------------------------------------
              ASSETS                                                                         2005                 2004
                                                                                        ---------------      ---------------
                                                                                         (In thousands, except share data)
Cash and due from banks                                                                 $       17,095       $       26,109
Federal funds sold                                                                              13,800                1,000
                                                                                        --------------       --------------
              Total cash and cash equivalents                                                   30,895               27,109

Investment securities held to maturity (fair value of $253,198 and
     $211,865 in 2005 and 2004, respectively)                                                  255,467              212,227
Investment securities available for sale - at fair value                                       326,189              360,934
Federal Home Loan Bank stock, at cost                                                           17,073               11,100
Loans held for sale                                                                                803                2,204

Loans                                                                                          549,636              467,294
Less allowance for loan losses                                                                  10,276               12,519
                                                                                        --------------       --------------
              Net loans                                                                        539,360              454,775

Premises and equipment, net                                                                      8,373                8,780
Real estate owned via equity investments                                                        58,209               63,653
Accrued interest receivable                                                                     14,843               15,634
Bank owned life insurance                                                                       22,059               21,214
Other assets                                                                                    27,748               27,644
                                                                                        --------------       --------------
              Total assets                                                              $    1,301,019       $    1,205,274
                                                                                        ==============       ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest bearing                                                           $       75,754       $       64,371
         Interest bearing                                                                      621,655              678,011
                                                                                        --------------       --------------
              Total deposits                                                                   697,409              742,382

     Accrued interest payable                                                                    6,606                5,602
     Other liabilities                                                                          11,879                8,736
     Borrowings                                                                                354,000              222,000
     Obligations related to equity investments in real estate                                   47,356               56,249
     Subordinated debentures                                                                    25,774               25,774
                                                                                        --------------       --------------
              Total liabilities                                                              1,143,024            1,060,743

Minority interests                                                                               2,487                3,655

Stockholders' equity
     Common stock
         Class A, par value $2.00 per share; authorized, 18,000,000 shares;
              issued, 10,699,592 and 10,276,672 shares in 2005 and 2004, respectively           21,400               20,553
         Class B, par value $0.10 per share; authorized, 2,000,000 shares;
              issued, 1,992,957 and 1,939,490 shares in 2005 and 2004, respectively                199                  194
Undistributed Class B shares                                                                         2                   --
Additional paid in capital                                                                     104,285               92,037
Retained earnings                                                                               32,827               26,558
Accumulated other comprehensive (loss) income                                                     (940)               3,799
                                                                                        --------------       --------------
                                                                                               157,773              143,141
     Treasury stock - at cost, 215,388 Class A shares in 2005 and 2004                          (2,265)              (2,265)
                                                                                        --------------       --------------
              Total stockholders' equity                                                       155,508              140,876
                                                                                        --------------       --------------
              Total liabilities and stockholders' equity                                $    1,301,019       $    1,205,274
                                                                                        ==============       ==============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                  Years ended December 31,
                                                                  ------------------------------------------------------
                                                                       2005                 2004              2003
                                                                  --------------       --------------     --------------
                                                                         (In thousands, except per share data)
Interest income
     Loans, including fees                                        $       46,995       $       40,044     $       46,609
     Investment securities held to maturity                               10,122                6,365              3,087
     Investment securities available for sale                             19,229               20,621             22,007
     Deposits in banks                                                        56                  409                475
     Federal funds sold                                                       58                  102                142
                                                                  --------------       --------------     --------------

             TOTAL INTEREST INCOME                                        76,460               67,541             72,320
                                                                  --------------       --------------     --------------

Interest expense
     Deposits                                                             17,549               16,918             22,193
     Borrowings                                                           13,690                8,744              7,748
     Obligations related to equity investments in real estate                557                1,639                  -
                                                                  --------------       --------------     --------------
             TOTAL INTEREST EXPENSE                                       31,796               27,301             29,941
                                                                  --------------       --------------     --------------
             NET INTEREST INCOME                                          44,664               40,240             42,379

Provision for loan losses                                                      1                    6                674
                                                                  --------------       --------------     --------------

             NET INTEREST INCOME AFTER PROVISION FOR
                  LOAN LOSSES                                             44,663               40,234             41,705
                                                                  --------------       --------------     --------------

Other income
     Service charges and fees                                              1,293                1,496              1,125
     Gains on sale of investment securities available for sale               227                  810                719
     Income related to equity investments in real estate                  19,418                7,133                 --
     Income from bank owned life insurance                                   845                  966                248
     Gains on sale of other real estate                                    2,494                2,102                568
     Gains on sale of loans                                                  508                  480                637
     Other income                                                             41                  173                407
                                                                  --------------       --------------     --------------
                                                                          24,826               13,160              3,704
                                                                  --------------       --------------     --------------

Other expenses
     Salaries and employee benefits                                       13,488               10,767              9,958
     Occupancy and equipment                                               1,611                1,509              1,330
     Expenses related to equity investments                                  262                4,780                  -
     Other operating expenses                                              9,438                8,391              7,599
                                                                  --------------       --------------     --------------
                                                                          24,799               25,447             18,887
                                                                  --------------       --------------     --------------

             INCOME BEFORE INCOME TAXES                                   44,690               27,947             26,522

Income taxes                                                              12,637                7,914              7,996
                                                                  --------------       --------------     --------------
             NET INCOME                                           $       32,053       $       20,033     $       18,526
                                                                  ==============       ==============     ==============
Per share data
     Net income - basic                                           $         2.50       $         1.57     $         1.47
                                                                  ==============       ==============     ==============
     Net income - diluted                                         $         2.49       $         1.56     $         1.46
                                                                  ==============       ==============     ==============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity

                  Years ended December 31, 2005, 2004 and 2003

                      (In thousands, except per share data)

                                          Class A common stock        Class B common stock      Additional
                                        --------------------------  --------------------------   paid in       Retained
                                          Shares         Amount        Shares        Amount      capital       earnings
                                        ------------  ------------  ------------  ------------ -----------   -----------
Balance, December 31, 2002                    9,595   $    19,190         1,861   $        186  $   76,984    $   24,819
    Net income for the year ended
       December 31, 2003                          -             -             -              -           -        18,526
    Conversion of Class B common stock
       to Class A common stock                    8            16            (7)            (1)          -           (15)
    3% stock dividends declared                 281           562            55              6       6,443        (7,011)
    Cash in lieu of fractional shares             -             -             -              -           -            (8)
    Stock options exercised                     143           286             -              -       2,021             -
    Cash dividends on common stock
       (Class A $0.96, Class B $1.11)             -             -             -              -           -       (11,321)
    Other comprehensive income, net of
       reclassifications and taxes                -             -             -              -           -             -
                                        ------------  ------------  ------------  ------------ -----------   -----------
Comprehensive income

Balance, December 31, 2003                   10,027        20,054         1,909            191      85,448        24,990
    Net income for the year ended
       December 31, 2004                          -             -             -              -           -        20,033
    Conversion of Class B common stock
       to Class A common stock                   10            20            (1)            (1)          -           (19)
    2% stock dividends declared                 196           392            31              3       5,842        (6,236)
    Cash in lieu of fractional shares             -             -             -              -           -           (11)
    Stock options exercised                      44            87             -              -         747             -
    Cash dividends on common stock
       (Class A $1.00, Class B $1.15)             -             -             -              -           -       (12,199)
    Other comprehensive loss, net of
       reclassifications and taxes                -             -             -              -           -             -
                                        ------------  ------------  ------------  ------------ -----------   -----------
    Comprehensive income

Balance, December 31, 2004                   10,277        20,553         1,939            194      92,037        26,558

                                              Accumulated
                                                 other
                                              comprehensive           Treasury       Comprehensive
                                              income (loss)            stock            income
                                            ---------------       --------------   --------------
Balance, December 31, 2002                  $         2,415        $   (2,265)
    Net income for the year ended
       December 31, 2003                                  -                 -      $       18,526
    Conversion of Class B common stock
       to Class A common stock                            -                 -                   -
    3% stock dividends declared                           -                 -                   -
    Cash in lieu of fractional shares                     -                 -                   -
    Stock options exercised                               -                 -                   -
    Cash dividends on common stock
       (Class A $0.96, Class B $1.11)                     -                 -                   -
    Other comprehensive income, net of
       reclassifications and taxes                    4,000                 -               4,000
                                            ---------------       --------------   --------------
Comprehensive income                                                               $       22,526
                                                                                   ==============
Balance, December 31, 2003                            6,415            (2,265)
    Net income for the year ended                                                  $
       December 31, 2004                                  -                 -              20,033
    Conversion of Class B common stock
       to Class A common stock                            -                 -                   -
    2% stock dividends declared                           -                 -                   -
    Cash in lieu of fractional shares                     -                 -                   -
    Stock options exercised                               -                 -                   -
    Cash dividends on common stock
       (Class A $1.00, Class B $1.15)                     -                 -                   -
    Other comprehensive loss, net of
       reclassifications and taxes                   (2,616)                -              (2,616)
                                            ---------------       --------------   --------------
    Comprehensive income                                                           $       17,417
                                                                                   ==============
Balance, December 31, 2004                            3,799            (2,265)

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                  Years ended December 31, 2005, 2004 and 2003

                      (In thousands, except per share data)

                                          Class A common stock        Class B common stock          Un-       Additional
                                        --------------------------  --------------------------  Distributed     paid in     Retained
                                          Shares         Amount        Shares        Amount       B-shares      capital     earnings
                                        ------------  ------------  ------------  ------------  -----------   ----------    --------
Balance, December 31, 2004                    10,277  $     20,553         1,939  $        194   $       -   $   92,037   $  26,558
    Net income for the year ended
       December 31, 2005                           -             -             -             -           -            -      32,053
    Conversion of Class B common stock
    to Class A common stock                        6            11            (4)           (1)          -            -         (11)
    2% stock dividends declared (January)        201           402            39             3           -        6,481      (6,887)
    2% stock dividends declared (December)       206           412            19             3           2        5,599      (6,015)
    Cash in lieu of fractional shares              -             -             -             -           -            -         (12)
    Stock options exercised                       10            22             -             -           -          168           -
    Cash dividends on common stock
       (Class A $1.03, Class B $1.18)              -             -             -             -           -            -     (12,859)
    Other comprehensive loss, net of
       reclassifications and taxes                 -             -             -             -           -            -           -
                                         -----------  -----------    -----------  ------------   ---------   ----------   ---------
Comprehensive income

Balance, December 31, 2005                    10,700  $     21,400         1,993  $        199   $       2   $  104,285   $  32,827
                                         ===========  ============   ===========  ============   =========   ==========   =========

                                              Accumulated
                                                 other
                                              comprehensive           Treasury       Comprehensive
                                              income (loss)            stock            income
                                            ---------------       --------------   --------------
Balance, December 31, 2004                   $      3,799            $  (2,265)
    Net income for the year ended
       December 31, 2005                                -                    -        $  32,053
    Conversion of Class B common stock
    to Class A common stock                             -                    -
    2% stock dividends declared (January)               -                    -                -
    2% stock dividends declared (December)
    Cash in lieu of fractional shares                   -                    -                -
    Stock options exercised                             -                    -                -
    Cash dividends on common stock
       (Class A $1.03, Class B $1.18)                   -                    -                -
    Other comprehensive loss, net of
       reclassifications and taxes                 (4,739)                   -           (4,739)
                                             ------------            ---------        ---------
Comprehensive income                                                                  $  27,314
                                                                                      =========
Balance, December 31, 2005                           (940)              (2,265)
                                             ============            =========

The accompanying notes are an integral part of this statement.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             Year ended December 31,

                                                                           2005                  2004                 2003
                                                                      --------------        --------------       --------------
                                                                                           (In thousands)
Cash flows from operating activities
     Net income                                                       $       32,053        $       20,033       $       18,526
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities
         Depreciation and amortization                                         1,307                 2,633                1,035
         Provision for loan losses                                                 1                     6                  674
         Amortization of premiums and discounts on loans,
             mortgage-backed securities and investments                           14                 7,577                  289
         Income tax benefit on stock options                                      53                   331                   --
         (Benefit)provision for deferred income taxes                         (2,493)               (1,442)               2,078
         Gains on sale other real estate                                      (2,494)               (2,102)                (568)
         Gains on sale of loans                                                 (508)                 (480)                (637)
         Gains on sales of investment securities available
             for sale                                                           (227)                 (810)                (719)
         Increase (decrease) in accrued interest receivable                      791                   719               (2,575)
         Decrease (increase) in other assets                                   1,545                (9,191)             (26,021)
         Increase (decrease) in accrued interest payable                       1,004                (2,131)              (3,673)
         Increase in other liabilities                                         1,975                 3,666                1,238
                                                                      --------------        --------------       --------------
             Net cash provided by (used in) operating activities              33,021                18,809              (10,353)
                                                                      --------------        --------------       --------------

Cash flows from investing activities
     Proceeds from calls and maturities of investment securities
         held to maturity                                                     46,685               153,714                9,982
     Purchases of investment securities held to maturity                     (90,025)             (255,150)             (89,310)
     Proceeds from calls and maturities of investment securities
         available for sale                                                   33,729                60,836              201,341
     Proceeds from sales of investment securities available for sale          15,600                27,860               91,339
     Purchase (redemption) of Federal Home Loan Bank stock                    (5,973)                  307               (3,532)
     Purchases of investment securities available for sale                   (25,137)              (13,812)            (321,451)
     Net (increased) decrease in loans                                       (73,996)               46,256               61,647
     Purchases of premises and equipment                                        (900)                 (596)                (513)
     Deconsolidation of premises and equipment VIE                            57,966                    --                   --
     Purchases of premises and equipment through VIE                         (52,522)              (66,990)                  --
                                                                      --------------        --------------       --------------
             Net cash used in investing activities                           (94,573)              (47,575)             (50,497)
                                                                      --------------        --------------       --------------

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                             Year ended December 31,

                                                                       2005                  2004                 2003
                                                                  --------------        --------------       --------------
                                                                            (In thousands, except per share data)
Cash flows from financing activities
     Increase (decrease) in non-interest bearing and interest
           bearing demand deposits and savings accounts           $     (164,396)       $      (14,295)      $       63,511
     Increase (decrease) in time deposits                                119,424               (34,382)             (93,292)
     Principal payments on mortgage                                          (63)                  (60)                 (62)
     Obligations through equity investments                               (8,893)               56,249                    -
     Proceeds from subordinated debentures, net                               --                25,000                    -
     Cash dividends in lieu of fractional shares                             (12)                  (11)                  (8)
     Proceeds from borrowings, net of repayments                         132,000                10,000               84,500
     Issuance of common stock under stock option plans                       137                   503                2,021
     Cash dividends paid                                                 (12,859)              (12,199)             (11,321)
                                                                  --------------        --------------       --------------
             Net cash provided by financing activities                    65,338                30,805               45,349
                                                                  --------------        --------------       --------------

             Net increase (decrease) in cash and cash equivalents          3,786                 2,039              (15,501)

Cash and cash equivalents at beginning of year                            27,109                25,070               40,571
                                                                  --------------        --------------       --------------

Cash and cash equivalents at end of year                          $       30,895        $       27,109       $       25,070
                                                                  ==============        ==============       ==============
Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest                                                 $       30,792        $       29,432       $       33,615
                                                                  ==============        ==============       ==============
         Income taxes                                             $       13,450        $        8,705       $        7,000
                                                                  ==============        ==============       ==============

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Royal Bancshares of Pennsylvania, Inc. (Royal Bancshares), through its subsidiary Royal Bank America (Royal Bank), offers a full range of banking services to individual and corporate customers located in Pennsylvania, New Jersey and Delaware. Royal Bank competes with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Royal Bank with respect to one or more of the services it renders.

    1.  Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of Royal Bancshares and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc. and Royal Bank, including Royal Bank's subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, and Royal Bank America Leasing, LP, and Crusader Servicing Corporation which both are 60% owned by Royal Bank America. Both Royal Bancshares' Trusts' are not consolidated as further discussed in Note A-17. During 2004, Royal Bancshares through Royal Bank started a banking division called Royal Asian Bank which operates three branches in Pennsylvania and one branch in Northern New Jersey. All significant inter-company transactions and balances have been eliminated.

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


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 applied immediately to interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46(R) with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of Special Purpose Entities (SPE). Royal Bancshares currently has no SPEs. Royal Bancshares adopted the provisions of FIN 46 effective for the period ended March 31, 2004, which required Royal Bancshares to consolidate its investments in real estate partnerships and deconsolidate its investment un two trusts. Prior to FIN 46 and 46(R), Royal Bancshares accounted for its investments in the real estate partnerships under the equity method of accounting.

    Royal Bancshares' investments in real estate partnerships and trusts are further discussed in Note A -17.

       In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), "Share-Based Payment," an Amendment of SFAS No. 123 and APB No. 95. The Statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires that all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement is effective for all share-based payment transactions entered into for fiscal years beginning after June 15, 2005 and to any awards modified, repurchased, or cancelled after that date. Royal Bancshares estimates its compensation expense relating to stock options will be $762,000 during 2006.


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

    Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near- term prospects of the issuer, and (3) the intent and ability of Royal Bancshares to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

       Royal Bancshares accounts for guarantees in accordance with FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Royal Bancshares has financial and performance letters of credit. Financial letters of credit require a company to make a payment if the customer's condition deteriorates, as defined in agreements. Performance letters of credits require Royal Bancshares to make payments if the customer fails to perform certain non-financial contractual obligations.

    5.  Other Real Estate

    Royal Bancshares carries other real estate at the fair market value less estimated costs for the disposition of the property. Management will monitor cases in which the property value exceeds the book value. Costs relating to holding the property are expensed when incurred. Other real estate owned of approximately $3,834,000 and $5,424,000 at December 31, 2005 and 2004,
    respectively, is included in other assets on the consolidated balance sheets.





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

    The Class B shares of Royal Bancshares may be converted to Class A shares at the rate of 1.15 to 1.

    10.  Stock Option Plans

    SFAS No. 123, "Accounting for Stock-Based Compensation," as Amended by SFAS No.148, contains a fair value-based method for valuing stock-based compensation that entities may use to measure compensation cost at the grant date based on the fair value of the award. Compensation is recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make a pro forma disclosure of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Effective January 1, 2006, Royal Bancshares will apply SFAS No. 123(R).

    At December 31, 2005, Royal Bancshares had both a director and employee stock-based compensation plan, which are more fully described in Note L. Royal Bancshares accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant. The following table illustrates the effect on net income and earnings per share if Royal Bancshares had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                        2005               2004               2003
                                                                   --------------    ---------------    ---------------
             Net income, as reported                                   $32,053           $20,033            $18,526
             Less:  Stock-based compensation costs under
                 fair value based method for all awards,
                 net of tax                                               (682)             (490)              (425)
                                                                       -------           -------            -------
             Pro forma net income                                       31,371            19,543             18,101
                                                                       =======           =======            =======

             Earnings per share -Basic       As Reported                $2.50              $1.57              $1.47
                                             Pro forma                   2.45               1.53               1.43

             Earnings per share -Diluted     As Reported                 2.49               1.56               1.46
                                             Pro forma                   2.43               1.52               1.43


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

    14.  Advertising Costs

    Royal Bancshares' expensed advertising costs of $360,000, $289,000 and $314,000 for 2005, 2004 and 2003, respectively.

    15.  Comprehensive Income

    Royal Bancshares reports comprehensive income which includes net income as well as certain other items, which result in a change to equity during the period.

    The income tax effects allocated to comprehensive loss is as follows (in thousands):

                                                                                    December 31, 2005
                                                                   ------------------------------------------------
                                                                      Before              Tax               Net of
                                                                        tax            (benefit)             tax
                                                                      amount            expense             amount
                                                                   --------------    ---------------    -----------
         Unrealized losses on securities
             Unrealized holding losses arising during period       $   (6,978)      $  (2,387)           $  (4,591)
             Less reclassification adjustment for gains
                realized in net income                                    227              79                  148
                                                                   ----------       ---------            ---------
             Other comprehensive loss, net
                                                                   $   (7,205)      $  (2,466)           $  (4,739)
                                                                   ==========       =========            =========




                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


                                                                                    December 31, 2004
                                                                   ------------------------------------------------
                                                                       Before             Tax              Net of
                                                                         tax           (benefit)             tax
                                                                       amount           expense             amount
                                                                   ---------------   ---------------    -----------
         Unrealized losses on securities
             Unrealized holding gains arising during period          $  (3,150)        $  (1,069)        $  (2,081)

             Less reclassification adjustment for gains
                realized in net income                                     810               275               535
                                                                     ---------         ---------         ---------
             Other comprehensive loss, net                           $  (3,960)        $  (1,344)        $  (2,616)
                                                                     =========         =========         =========

                                                                                    December 31, 2003
                                                                   ------------------------------------------------
                                                                       Before             Tax               Net of
                                                                         tax           (benefit)             tax
                                                                       amount           expense             amount
                                                                   ---------------   ---------------    -----------
         Unrealized gains on securities
             Unrealized holding gains arising during period          $   6,791         $   2,316         $   4,475
             Less reclassification adjustment for gains
                realized in net income                                     719               244                475
                                                                     ---------         ---------         ---------
             Other comprehensive income, net                         $   6,072         $   2,072         $   4,000
                                                                     =========         =========         =========

    16.  Reclassifications

    Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

    17.  Variable Interest Entities (VIE)

    Real estate owned via equity investments

    Royal Bancshares, together with a real estate development company, formed Brook View Investors, L.L.C. ("Brook View") in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. On October 19, 2005 the Company sold its ownership in Brook View which resulted an after tax gain of approximately $3.3 million. As a result of the sale, the company discontinued consolidating the financial statements of Brook View during the fourth quarter 2005.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Royal Bancshares, together with a real estate development company, formed Burrough's Mill Apartment, L.L.C. ("Burrough's Mill") in December 2001. Burrough's Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. On October 19, 2005, the Company sold its ownership in Burrough's Mill which resulted an after tax gain of approximately $7.6 million. As a result of the sale the Company discontinued consolidating the financial statements of Burrough's Mill during the fourth quarter 2005.

    Royal Bancshares, together with a real estate development company, formed Main Street West Associates, L.P. ("Main Street") in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. Royal Bancshares invested 93% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. On June 30, 2005, Main Street sold the property and paid back the Company's original investment plus the accrued preferred return in full. As a result of the return of capital the Company discontinued consolidating the financial statements of Main Street during the second quarter 2005.

    Royal Bancshares, together with a real estate investment company, formed 212 C Associates, L.P. ("212 C") in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. Royal Bancshares invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the investment company. On June 7, 2005, 212 C made a distribution to the Company of approximately $4.0 million which paid back the Company's original investment and accrued preferred return. In addition, the Company received a profit of $1.8 million as result of this distribution. As a result of the transaction, the Company no longer qualifies as the primary beneficiary and discontinued consolidating this VIE during the second quarter 2005.

    Royal Bancshares, together with a real estate development company, formed Royal Scully Associates, G.P. ("Royal Scully") in September 2005. Royal Scully was formed to convert an apartment complex into condominiums in Blue Bell, Pennsylvania. The development company is the general partner of the project. Royal Bancshares invested 66% of initial capital contributions, or $2.5 million, with the development company holding the remaining equity interest. In addition the Company holds two notes totaling $9.2 million with a competitive term and interest rate. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. Royal Scully has total assets of $61.0 million and total borrowings of $47.4 million, of which $-0- is guaranteed by Royal Bancshares. Royal Bancshares has determined that Royal Scully is a VIE and it is the primary beneficiary. Royal Bancshares' exposure to loss due to its investment in and receivables due from Royal Scully is $11.7 million at December 31, 2005.

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

    Royal Bancshares adopted the provisions under the revised interpretation, FIN 46(R), in the first quarter of 2004. Accordingly, Royal Bancshares does not consolidate the Trusts. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if Royal Bancshares has the right to a majority of the Trusts' expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts to be included in other assets as of December 31, 2005 and the corresponding increase in outstanding debt of $774,000. In addition, the income received on Royal Bancshares' common stock investment is included in other income.

    18.  Interest Rate Swaps

    For asset/liability management purposes, Royal Bancshares uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process, are linked to specific liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

    The Company currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments. Interest rate swap contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount of $60 million on which interest payments are based is not exchanged. During the third quarter ended September 30, 2005 the Company recorded an expense in the amount of $676,000 in other operating expenses which reflects the fair value of the interest rate swaps resulting from the Company not meeting the upfront documentation and the effectiveness assessment requirements of SFAS 133. As of October 1, 2005 and December 31, 2005, the Company had completed documentation determining the effectiveness of each hedge using the Volatility Reduction Measure ("VRM"). It was determined that these swaps are to be effective and should be treated as a fair value hedge.

    At December 31, 2005 and 2004, the information pertaining to outstanding interest rate swap agreement used to hedge fixed rate loans and investments is as follows:

                                                                                     December 31,
                   (in thousands)                                                2005           2004
                                                                                -------        -------
                   Notional Amount                                              $60,000        $25,000
                   Weighted average pay rate                                       4.40%          2.33%
                   Weighted average receive rate                                   3.87%          2.50%
                   Weighted average maturity (years)                                4.5           1.72
                   Unrealized loss relating to interest rate swaps              ($1,281)         ($135)


    The change in the fair value of the swaps from 2004 to 2005 is related to $50 million of new contracts during 2005 along with $15 million of the swaps which were in existence at the end of 2004 maturing during 2005.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

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

    As a result of FIN 46(R), as of December 31, 2005 Royal Bancshares is reporting on a consolidated basis its interest in one equity investment as a VIE which has different characteristics than the community banking segment. Royal Bancshares has an investment in an apartment complex that is being converted into condominiums.

    As of December 31, 2004, Royal Bancshares reported on a consolidated basis its interest in four equity investments as VIE's which have different characteristics that the community banking segment. Royal Bancshares had investments in two apartment complexes and two buildings leased as a commercial office space.

    The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies.



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE B - SEGMENT INFORMATION - Continued

    Selected segment information and reconciliations to consolidated financial information is as follows:

                                                   Community          Tax Lien         Equity
        (in thousands)                                Bank           Operation      Investments          Consolidated
                                                 ---------------    ----------      -----------         ---------------
        DECEMBER 31, 2005
             Total assets                            $ 1,187,825    $  52,162         $  61,032           $ 1,301,019
                                                     ===========    =========         =========           ===========
             Total deposits                              697,409            -                 -               697,409
                                                     ===========    =========         =========           ===========
             Net interest income  (losses)                43,356        1,865              (557)               44,664
             Provision for loan losses                         -            1                 -                     1
             Total non-interest income                     3,827        1,581            19,418                24,826
             Total non-interest expense                   21,751        2,786               262                24,799
             Income taxes                            $     5,830          297             6,510                12,637
                                                     -----------    ---------         ---------           -----------
             Net Income                              $    19,602    $     362         $  12,089           $    32,053
                                                     ===========    =========         =========           ===========
        DECEMBER 31, 2004
             Total assets                            $ 1,088,031    $  50,196         $  67,047           $ 1,205,274
                                                     ===========    =========         =========           ===========
             Total deposits                              742,382            -                 -               742,382
                                                     ===========    =========         =========           ===========
             Net interest income                          38,846        3,024            (1,630)               40,240
             Provision for loan loss                           -            6                 -                     6
             Total non-interest income                     4,800        1,227             7,133                13,160
             Total non-interest expense                   17,295        3,372             4,780                25,447
             Income taxes                                  7,272          389               253                 7,914
                                                     -----------    ---------         ---------           -----------
             Net Income                              $    19,079    $     484         $     470           $    20,033
                                                     ===========    =========         =========           ===========
        DECEMBER 31, 2003
             Total assets                            $ 1,103,619    $  50,791         $       -           $ 1,154,410
                                                     ===========    =========         =========           ===========
             Total deposits                              791,059            -                 -               791,059
                                                     ===========    =========         =========           ===========
             Net interest income                          38,773        3,606                 -                42,379
             Provision for loan loss                         500          174                 -                   674
             Total non-interest income                     3,196          508                 -                 3,704
             Total non-interest expense                   16,023        2,864                 -                18,887
             Income taxes                            $     7,528    $     468                 -           $     7,996
                                                     -----------    ---------         ---------           -----------

             Net Income                              $    17,918    $     608         $       -           $    18,526
                                                     ===========    =========         =========           ===========


    Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $2,862,000, $1,896,000 and $1,879,000 for the years ended December 31, 2005, 2004 and 2003, respectively.



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE C - INVESTMENT SECURITIES


    The amortized cost, gross unrealized gains and losses, and fair value of Royal Bancshares' investment securities held to maturity and available for sale are summarized as follows (in thousands):

                                                                                   2005
                                                    ----------------------------------------------------------------
                                                                          Gross             Gross
                                                      Amortized        unrealized        unrealized          Fair
                                                        cost              gains             losses           value
                                                    ------------      ----------        -----------       ---------
        Investment securities held to maturity
             Corporate securities                   $     60,300      $    1,902         $        -       $  62,202

             U.S. government agencies                    195,000               -             (4,171)        190,829
             Mortgage backed securities                      167               -                  -             167
                                                    ------------      ----------        -----------       ---------
                                                    $    255,467      $    1,902         $   (4,171)      $ 253,198
                                                    ============      ==========         ==========       =========

                                                                                   2005
                                                    ----------------------------------------------------------------
                                                                          Gross             Gross
                                                      Amortized         unrealized        unrealized         Fair
                                                        cost              gains             losses           value
                                                    ------------      ----------        -----------       ---------

        Investment securities available for sale
             Preferred and common stock             $      5,129      $       88         $       -        $   5,217

             Corporate bonds                             109,564             670            (1,700)         108,534
             U.S. government agencies                    104,979               -            (3,281)         101,698
             Trust preferred securities                   36,174           3,559                --           39,733
             Foreign bonds                                 2,995              20                --            3,015
             Mortgage backed securities                   56,628             126              (862)          55,892
             Other securities                             12,166              81              (147)          12,100
                                                    ------------      ----------        ----------       ----------
                                                    $    327,635      $    4,564        $   (6,010)      $  326,189
                                                    ============      ==========        ==========       ==========



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE C - INVESTMENT SECURITIES - Continued


                                                                                   2004
                                                    --------------------------------------------------------------------
                                                                          Gross             Gross
                                                      Amortized        unrealized        unrealized          Fair
                                                        cost              gains             losses           value
                                                    -------------    --------------   ---------------  ---------------
        Investment securities held to maturity
             Corporate securities                    $    26,995      $        371        $       -       $    27,366

             U.S. government agencies                    185,000                 9              (742)         184,267
             Mortgage backed securities                      232                 -                 -              232
                                                     -----------      ------------        -----------    ------------
                                                     $   212,227      $        380        $     (742)     $   211,865
                                                     ===========      ============        ==========      ===========

                                                                                   2004
                                                    -----------------------------------------------------------------
                                                                          Gross             Gross
                                                      Amortized        unrealized        unrealized          Fair
                                                        cost              gains             losses           value
                                                    -------------    --------------     -------------    ------------

        Investment securities available for sale
             Preferred and common stock              $     5,113      $        250        $        -      $     5,363

             Corporate bonds                             125,750             4,104               (48)         129,806
             U.S. government agencies                     94,977                --            (1,672)          93,305
             Trust preferred securities                   37,196             2,754              (388)          39,562
             Foreign bonds                                 9,212               293                 -            9,505
             Mortgage backed securities                   81,303               496              (130)          81,669
             Other securities                              1,624               100                --            1,724
                                                     -----------      ------------        -----------    ------------
                                                     $   355,175      $      7,997        $   (2,238)     $   360,934
                                                     ===========      ============        ==========      ===========



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE C - INVESTMENT SECURITIES - Continued

    The amortized cost and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   2005
                                                    ---------------------------------------------------------------
                                                            Held to maturity                  Available for sale
                                                    ---------------------------------   ---------------------------
                                                      Amortized          Fair             Amortized        Fair
                                                        cost             value               cost          value
                                                     ----------       ---------           ---------      ----------

        Within 1 year                                $        6      $        6           $  21,961      $   22,053
        After 1 but within 5 years                      205,316         203,703             136,362         133,571
        After 5 but within 10 years                      50,000          49,344              33,841          32,839
        After 10 years                                      145             145             130,316         132,509
        No contractual maturity                               -               -               5,155           5,217
                                                     ----------       ---------           ---------      ----------
                                                     $  255,467       $ 253,198           $ 327,635      $  326,189
                                                     ==========       =========           =========      ==========


    Proceeds from the sale of investment securities available for sale during 2005, 2004 and 2003 were $15,370,000, $68,576,000 and $91,339,000, respectively, resulting in gross realized gains (losses) of $300,000 ($73,000), $900,000 ($90,000) and $1,016,000 ($297,000) and during 2005,
    2004 and 2003, respectively. Royal Bancshares recorded a tax expense equivalent to 35% of the gains which resulted in a tax expense of $79,000, $284,000 and $252,000 during 2005, 2004, and 2003, respectively.

    As of December 31, 2005, investment securities with a book value of $10,000,000 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

    The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005:



   DESCRIPTION OF SECURITIES               LESS THAN 12 MONTHS        12 MONTHS OR LONGER               TOTAL
                                            Fair      Unrealized       Fair      Unrealized      Fair       Unrealized
                                           value        losses        value        losses        value        losses
                                        ------------- ------------ ------------- ------------ ------------ -----------
   HELD TO MATURITY
   -----------------
   US government agencies                   $108,426     $(1,574)       $82,403     $(2,597)     $190,829      $(4,171)
                                           ---------     -------        -------     -------      --------      -------
        Total held to maturity             $ 108,426     $(1,574)       $82,403     $(2,597)     $190,829      $(4,171)

   AVAILABLE FOR SALE
   ------------------
   US government agencies                     $9,886       $(114)       $91,812     $(3,167)     $101,698      $(3,281)
   Mortgage backed  securities                22,387        (381)        17,992        (481)       40,379         (862)
   Corporate bonds                            51,312      (1,700)            --           --       51,312       (1,700)
   Other bonds                                10,121        (167)            --           --       10,121         (167)
                                           ---------     -------        -------     -------      --------      -------
        Total available for sale           $  93,706     $(2,362)      $109,804    $ (3,648)      203,510      $(6,010)
                                           ---------     -------        -------     -------      --------      -------


   Total temporarily
       impaired securities                 $ 202,132     $(3,936)      $192,207    $ (6,245)     $394,339     $(10,181)
                                           =========     =======       ========    ========      ========     ========


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE C - INVESTMENT SECURITIES - Continued

    In management's opinion the unrealized losses reflect changes in interest rates subsequent to the purchase of specific securities. At December 31, 2005, there were 26 securities in the less than twelve month category and 11 in the twelve or more month category and of the $394 million fair value of investments, $333 million consisted of government bonds and government secured mortgage backed securities which maintain a AAA rating. Royal Bancshares has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairments of the securities.

    The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004:

   DESCRIPTION OF SECURITIES                LESS THAN 12 MONTHS         12 MONTHS OR LONGER              TOTAL
                                            Fair      Unrealized       Fair       Unrealized      Fair       Unrealized
                                            value       losses         value        losses        value        losses
                                            ------    ----------      ------      ----------    -------      ----------
   HELD TO MATURITY
   US government agencies                   $ 84,258     $  (742)       $    --     $   (--)     $ 84,258      $  (742)
                                            --------     -------         ------     -------      --------      -------
      Total held to maturity                  84,258        (742)            --         (--)       84,258         (742)

   AVAILABLE FOR SALE
   US government agencies                    $14,941        $(36)       $78,364     $(1,636)      $93,305      $(1,672)
   Mortgage backed  securities                   401          (2)        23,217        (128)       23,618         (130)
   Trust preferred                            10,000        (385)         4,330          (3)       14,330         (388)
   Corporate bonds                             6,149         (48)            --           --        6,149          (48)
                                            --------     -------         ------     -------      --------      -------
      Total available for sale                31,491        (471)       105,911      (1,767)      137,402       (2,238)
                                            --------     -------         ------     -------      --------      -------
   Total temporarily
       impaired securities                  $115,749     $(1,213)      $105,911     $(1,767)     $221,660      $(2,980)
                                            ========     =======       ========     =======      ========      =======


             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE D - LOANS

    Major classifications of loans are as follows (in thousands):


                                                                                            2005            2004
                                                                                         ----------      ----------

        Commercial and industrial                                                         $   30,075     $   37,468
        Construction and land development                                                    177,102        109,129
        Single family and residential                                                         41,900         45,816
        Other real estate secured                                                            296,051        273,099
        Leases (net of unearned income)                                                        2,623             --
        Other                                                                                  3,868          3,322
                                                                                          ----------     ----------
                                                                                             551,619        468,834
        Less
             Unearned income                                                                  (1,983)        (1,540)
                                                                                          ----------     ----------
                      Total loans                                                         $  549,636     $  467,294
                                                                                          ==========     ==========


    Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $4,371,000 and $4,526,000 at December 31, 2005 and 2004, respectively. If interest had been accrued, such income would have been approximately $506,000, $209,000 and $401,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Management believes it has adequate collateral to limit its credit risk with these loans.

    Royal Bancshares granted loans to the officers and directors of Royal Bancshares and to their associates. In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $13,338,000 and $5,163,000 at December 31, 2005 and 2004, respectively.
    During 2005, three new loans totaling $8,658,000 were made and repayments totaled $483,000.

    Impaired loans which include the loans on which the accrual of interest has been discontinued, was approximately $10,003,000 and $14,087,000 at December 31, 2005 and 2004, respectively. Royal Bancshares has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The income recognized on impaired loans during 2005 and 2004 was $-0- and $-0-, respectively. During 2005, the average balance of impaired loans was $13,471,000. At December 31, 2005 there was $1,473,000 of the allowance for possible loan loss reserved specifically for impaired loans.

    Total cash collected on impaired loans during 2005 was $3,001,000 of which $3,001,000 was credited to the principal balance outstanding on such loans. Royal Bancshares' policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. Royal Bancshares recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Royal Bancshares. If these factors do not exist, Royal Bancshares does not recognize income.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE D - LOANS -Continued

    Royal Bancshares primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. Royal Bancshares has concentrations of credit risk in real estate development loans at December 31, 2005. A substantial portion of its debtors' ability to honor these contracts is dependent upon the economic sector.

    Changes in the allowance for loan losses were as follows (in thousands):

                                                                         2005            2004              2003
                                                                    --------------   ---------------   -----------
        Balance at beginning of year                                $   12,519      $    12,426        $   12,470

             Charge-offs                                                (2,335)            (204)             (811)
             Recoveries                                                     91              291                93
                                                                    ----------      -----------        ----------
             Net (charge-offs) recoveries                               (2,244)              87              (718)
             Provision for loan losses                                       1                6               674
                                                                    ----------      -----------        ----------
        Balance at end of year                                      $   10,276      $    12,519        $   12,426
                                                                    ==========      ===========        ==========

NOTE E - PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows (in thousands):

                                                                      Estimated
                                                                       Useful
                                                                        Lives              2005             2004
                                                                  ------------------   -----------      -----------
        Land                                                             -             $     2,396       $    2,396

        Buildings and leasehold improvements                       7 - 31.5 years            7,764            8,178
        Furniture, fixtures and equipment                            3 - 7 years             5,225            6,812
                                                                                       -----------       ----------
                                                                                            15,385           17,386
        Less accumulated depreciation and amortization                                       7,012            8,606
                                                                                       -----------       ----------
                                                                                       $     8,373       $    8,780
                                                                                       ===========       ==========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE E - PREMISES AND EQUIPMENT-Continued

    Depreciation and amortization in expense, related to premises and equipment, was approximately $1,300,000, $977,000 and $944,000 for the years ended 2005, 2004 and 2003, respectively.

NOTE F - DEPOSITS

    Deposits are summarized as follows (in thousands):

                                                                                           2005              2004
                                                                                     ---------------   ---------------
        Demand                                                                        $       75,754    $       64,371
        NOW and money market                                                                 279,602           451,671
        Savings                                                                               20,109            23,820
        Time, $100,000 and over                                                              203,611            90,596
        Other time                                                                           118,333           111,924
                                                                                     ---------------   ---------------
                                                                                       $     697,409     $     742,382
                                                                                     ===============   ===============

    Maturities of time deposits for the next five years and thereafter are as follows (in thousands):

        2006                                                                                           $       120,676
        2007                                                                                                    41,920
        2008                                                                                                    74,177
        2009                                                                                                     7,630
        2010                                                                                                    74,183
        Thereafter                                                                                               3,358
                                                                                                       ---------------

                                                                                                         $     321,944
                                                                                                       ===============

NOTE G - BORROWINGS

    1.  Advances from the Federal Home Loan Bank

    At December 31, 2005, advances from the Federal Home Loan Bank (FHLB) totaling $354,000,000 will mature within one to eight years. The advances are collateralized by FHLB stock and certain first mortgage loans, and mortgage-backed securities. These advances had a weighted average interest rate of 4.20%. Royal Bancshares available borrowing capacity is based on qualified collateral as of December 31, 2005.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE G - BORROWINGS - Continued

    Outstanding borrowings mature as follows with its corresponding weighted average rate (in thousands):

        2006                         3.69%   $   104,500
        2007                           --             --
        2008                           --             --
        2009                         5.58%        15,000
        2010                         4.92%       147,500
        Thereafter                   3.33%        87,000
                                             -----------
                                             $   354,000
                                             ===========

    2.  Subordinated Debentures

    On October 27, 2004, Royal Bancshares completed a private placement of an aggregate of $25.0 million of Trust Preferred Securities through two newly-formed Delaware trust affiliates, Royal Bancshares Capital Trust I ("Trust I") and Royal Bancshares Capital Trust II ("Trust II") (collectively, the "Trusts"). As part of this transaction, Royal Bancshares issued an aggregate principal amount of $12,887,000 of floating rate junior subordinate debt securities to Trust I, which debt securities bear an interest rate of 6.64% at December 31, 2005, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12,887,000 of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities bear an initial interest rate of 5.80% until December 2009 and then which will reset quarterly at 3-month LIBOR plus 2.15%.

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

    The Federal Reserve has issued final guidance on the regulatory capital treatment for trust preferred securities issued by Trust as a result of the adoption of FIN 46(R). The rule would retain current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as a part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2009; however, a five year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios.



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE H - LEASE COMMITMENTS

    Royal Bancshares leases various premises under non-cancelable operating lease agreements, which expire through 2012 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31,

        2006                                 $     661,000
        2007                                       664,000
        2008                                       654,000
        2009                                       475,000
        2010                                       305,000
        Thereafter                                 165,000
                                             -------------
                                              $  2,924,000
                                             =============

    Rental expense for all leases was approximately $716,000, $664,000 and $612,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE I - COMMON STOCK

    Each holder of Class A and Class B common stock is entitled to one vote for each Class A share and ten votes for each Class B share held. Holders of either class of common stock are entitled to conversion equivalent per share dividends when declared.

    The Class B shares may not be transferred in any manner except to the holder's immediate family. Class B shares may be converted to Class A shares at the rate of 1.15 to 1.

    Per share information and weighted average shares outstanding have been restated to reflect the 2% stock dividend of December 2005 and the 2% stock dividend of January 2005.

NOTE J - INCOME TAXES

    The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

                                                                        2005              2004              2003
                                                                    -----------       -----------        -----------
        Income tax expense (benefit)
             Current                                                $    15,130       $    9,356         $     9,221

             Deferred federal tax                                        (2,493)          (1,442)             (1,225)
                                                                    -----------       ----------         -----------
                                                                    $    12,637       $    7,914         $     7,996
                                                                    ============      ==========         ===========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES - Continued

    The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2005 and 2004, and 34% in 2003 is as follows (in thousands):

                                                                          2005              2004              2003
                                                                     --------------   ---------------   ---------------
        Computed tax expense at statutory rate                      $        15,642   $        9,781     $       9,286

        Tax-exempt income                                                      (361)            (466)             (263)
        Low-income housing tax credit                                          (545)            (545)             (545)
        Reduction of valuation allowance                                     (1,761)              --                --
        Other, net                                                             (338)            (619)             (482)
        Effect of 35% rate bracket                                               --             (237)               --
                                                                    ---------------   --------------    --------------
        Applicable income tax expense                               $        12,637   $        7,914    $        7,996
                                                                    ===============   ==============    ==============


    Deferred tax assets and liabilities consist of the following (in thousands):


                                                                                          2005              2004
                                                                                     ---------------   ---------------
        Deferred tax assets
             Allowance for loan losses                                                 $       3,597     $       5,366
             Asset valuation reserves                                                            431               836
             Goodwill from Knoblauch State Bank                                                  539               808
             Accrued pension liability                                                         1,806             1,156
             Net operating loss carryovers from Knoblauch State Bank                           1,761             7,140
             Unrealized losses on investment securities available for sale                       506                --
             Other                                                                                --                46
                                                                                       -------------     -------------
                                                                                               8,640            15,352
             Less valuation allowance                                                             --            (7,140)
                                                                                       -------------     -------------
                                                                                               8,640             8,212
                                                                                       -------------     -------------
        Deferred tax liabilities
             Unrealized gains on investment securities available for sale                         --             1,957
             Penalties on delinquent tax certificates                                            182               243
             Deferred tax related to VIE's                                                       662                --
             Other                                                                               321               720
                                                                                       -------------     -------------
                                                                                               1,165             2,920
                                                                                       -------------     -------------
                      Net deferred tax asset, included in other assets                 $       7,475     $       5,292
                                                                                       =============     =============

    Royal Bancshares has approximately $21,000,000 of net operating loss carryovers from the acquisition of Knoblauch State Bank (KSB). These losses will fully expire in 2009. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code. As a result, a valuation allowance existed at December 31, 2004 to eliminate the deferred tax asset attributable to these net operating losses.

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES - Continued

    During 2005 the Company recorded an approximate $1.7 million decrease in tax expense, resulting from the completion of an IRS audit, with respect to a valuation allowance against the deferred tax asset derived from these net operating loss carryovers.

    In addition, Royal Bancshares has approximately $15,700,000 of tax goodwill from the acquisition of KSB. The ability to deduct this goodwill for tax purposes will expire in 2015. The utilization of this goodwill for tax purposes was subject to the limitations under Section 382 of the Internal Revenue Code. For 2005, 2004 and 2003 approximately $1,353,000 has been utilized for tax purposes.

    NOTE K - EARNINGS PER SHARE

    Basic and diluted EPS are calculated as follows (in thousands, except per share data):

                                                                                          2005
                                                                    --------------------------------------------------
                                                                                       Average
                                                                       Income           shares           Per share
                                                                     (numerator)     (denominator)         amount
                                                                    --------------   ---------------   ---------------
        Basic EPS
             Income available to common shareholders                 $    32,053           12,797            $2.50
        Effect of dilutive securities
             Stock options                                                     -               95            (0.01)
                                                                     -----------      -----------       ----------
        Diluted EPS
             Income available to common shareholders plus
                 assumed exercise of options                         $    32,053            12,892           $2.49
                                                                     ===========      ============      ==========


    All options to purchase shares of common stock were included in the computation of 2005 diluted EPS because the exercise price was less than the average market price of the common stock.


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE K - EARNINGS PER SHARE - Continued


                                                                                          2004
                                                                    --------------------------------------------------
                                                                                        Average
                                                                       Income            shares          Per share
                                                                     (numerator)     (denominator)         Amount
                                                                    --------------   ---------------   ---------------
        Basic EPS
             Income available to common shareholders                   $     20,033           12,755     $       1.57

        Effect of dilutive securities
             Stock options                                                        -              104            (0.01)
                                                                      -------------     ------------     ------------
        Diluted EPS
             Income available to common shareholders plus
                 assumed exercise of options                           $     20,033           12,859     $       1.56
                                                                      =============     ============     ============

    All options to purchase shares of common stock were included in the computation of 2004 diluted EPS because the exercise price was less than the average market price of the common stock.

                                                                                          2003
                                                                    --------------------------------------------------
                                                                                        Average
                                                                       Income            shares          Per share
                                                                     (numerator)     (denominator)         Amount
                                                                    --------------   ---------------   ---------------
        Basic EPS
             Income available to common shareholders                   $     18,526           12,640     $       1.47

        Effect of dilutive securities
             Stock options                                                        -               54            (0.01)
                                                                      -------------     ------------     ------------
        Diluted EPS
             Income available to common shareholders plus
                 assumed exercise of options                           $     18,526           12,694     $       1.46
                                                                      =============     ============     ============


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

    Stock option transactions consist of the following:

                                             2005                          2004                         2003
                                  ---------------------------    --------------------------   -----------------------
                                                  Weighted                     Weighted                    Weighted
                                                   average                      average                     average
                                                  exercise                      exercise                    exercise
                                    Shares          price          Shares        price          Shares        price
                                  -----------    ------------    -----------  -----------   -----------   -----------
    Outstanding at beginning
        of year                        80,485       $16.95           72,751        $14.62         81,897        $13.84
        Granted                        16,830        22.79           17,167         23.50         17,017         19.57
        Exercised                      (6,247)       10.28           (9,433)        11.31        (26,163)        11.79
        Cancelled                           -            -                -             -             -            -
                                     --------                    ----------                     --------
    Outstanding at end of year         91,068       $18.53           80,485        $16.95         72,751        $14.62
                                    =========                    ==========                     ========
    Weighted average fair
        value of options
        granted during the
        year                                         $4.48                          $5.15                      $  3.55


    The following table summarizes information about options outstanding and exercisable at December 31, 2005:

                                                        Options outstanding                   Options exercisable
                                           ----------------------------------------------   -------------------------
                                                               Weighted
                                                               average        Weighted                    Weighted
                                                              remaining        average                     average
             Range of                         Number         contractual      exercise        Number       exercise
         exercise prices                    outstanding      life (years)       price       exercisable     price
    ---------------------------            --------------    -------------    -----------   -----------   -----------
    $9.40                                          2,151          1.2           $ 9.40          2,194       $  9.40
    $10.89 - 18.81                                54,927          5.5            15.65         60,788         15.65
    $22.53 - 23.05                                33,990          8.7            22.79         17,503         23.05
                                           -------------                                  -----------

                                                  91,068                                       80,485
                                           =============                                  ===========

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE L - STOCK OPTION PLANS - Continued

    2.  Employee Stock Option and Appreciation Right Plan

    Royal Bancshares adopted a Stock Option and Appreciation Right Plan (the
    Plan). The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,650,000 shares of Royal Bancshares' Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.

    Stock option transactions consist of the following:

                                             2005                          2004                         2003
                                  ---------------------------    --------------------------   -------------------------
                                                  Weighted                     Weighted                     Weighted
                                                   average                      average                     average
                                                  exercise                      exercise                    exercise
                                    Shares         price           Shares         price        Shares         price
                                  -----------    ------------    -----------    -----------   -----------   -----------
    Outstanding at beginning
        of year                       605,409       $18.80           437,001       $15.45        508,779        $13.84
        Granted                       153,000        22.53           260,493        23.50        160,569         19.57
        Exercised                      (5,398)       14.52           (35,336)       11.31       (122,921)        11.21
        Cancelled                     (15,841)       22.80           (56,749)       20.11       (109,426)        16.82
                                  -----------                    -----------                   ---------
    Outstanding at end of year        737,170        19.61           605,409        18.80        437,001        $15.45
                                  ===========                    ===========                  ==========
    Weighted average fair
        value of options
        granted during the
        year                                      $   4.48                       $   5.15                      $  3.55


    The following table summarizes information about options outstanding and exercisable at December 31, 2005:

                                                        Options outstanding                   Options exercisable
                                           ----------------------------------------------   -------------------------
                                                              Weighted
                                                               average         Weighted                   Weighted
                                                               remaining       average                     average
             Range of                          Number        contractual      exercise        Number       exercise
         exercise prices                    Outstanding      life (years)       price       exercisable     price
    ---------------------------            --------------    -------------    -----------   -----------   -----------
    $9.39                                         17,643          1.2           $  9.39       17,643       $  9.39
    $10.89 - 18.81                               347,596          5.7             15.72      233,855         14.77
    $22.53 - 23.04                               371,931          8.6             22.83       46,666         23.04
                                               ---------                                   ---------
                                                 737,170                                     298,164
                                               =========                                   =========


             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE M - PENSION PLANS

    Royal Bancshares has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. Royal Bancshares-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest three consecutive years during the last 10 years of employment. Royal Bancshares' policy is to fund pension costs allowable for income tax purposes. The following table sets forth the plan's funded status and amounts recognized in Royal Bancshares consolidated balance sheets (in thousands):

                                                                                            2005               2004
                                                                                        ------------      ------------
        Change in benefit obligation
             Benefit obligation at beginning of year                                    $      4,303      $      3,591
             Service cost                                                                      1,725               722
             Interest cost                                                                       248               205
             Other changes                                                                       (32)             (215)
                                                                                        ------------      ------------
        Benefits obligation at end of year                                              $      6,244      $      4,303
                                                                                        ============      ============

Weighted-average assumptions used to determine benefit obligations, end of year

                                                                                              December 31
                                                                                        ----------------------
                                                                                           2005         2004
                                                                                        ---------     --------
                          Discount rate                                                    6.00%        6.00%
                          Rate of compensation increase                                    4.00%        4.00%

    The asset allocation for Royal Bancshares pension plans and the end of 2005 and 2004 consists of insurance policies under Royal Bancshares Owned Life Insurance program. The cash surrender value for these policies was approximately $1,462,000 and $1,203,000 for the years ended December 31, 2005 and 2004, respectively.

    Net pension cost included the following components (in thousands):

                                                                        2005            2004             2003
                                                                    -----------      -----------     ------------
        Service cost                                                $      1,477      $     570        $      410
        Interest cost                                                        248            205               214
                                                                    ------------      ---------        ----------
        Net periodic benefit cost                                   $      1,725      $     775        $      624
                                                                    ============      =========        ==========


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE M - PENSION PLANS-Continued

    Royal Bancshares has a capital accumulation and salary reduction plan under
    Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with Royal Bancshares matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit. Matching contributions to the plan were approximately $155,000, $162,000 and $199,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

    Royal Bancshares's exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Royal Bancshares uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    The contract amounts are as follows (in thousands):

                                                                                               December 31.
                                                                                     ---------------------------------
                                                                                          2005              2004
                                                                                     ---------------   ---------------
        Financial instruments whose contract amounts represent credit risk
             Commitments to extend credit                                              $     176,415    $      119,458
             Standby letters of credit and financial guarantees written                        3,228             1,797
        Financial Instruments whose notional amount exceed the amount the amount of credit risk.
                 Interest rate swap agreements                                        $       60,000    $       25,000



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

    Standby letters of credit are conditional commitments issued by Royal Bancshares to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 2006. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Royal Bancshares holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is approximately 80%.

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

    Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2005 and 2004 were as follows:


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows (in thousands):

                                                                  2005                               2004
                                                    ---------------------------------   --------------------------------
                                                      Estimated          Carrying         Estimated         Carrying
                                                     fair value           amount          fair value         amount
                                                    --------------    ---------------   ---------------  ---------------
        Cash and cash equivalents                     $    30,895       $    30,895      $     27,109     $     27,109
        Investment securities held to maturity            253,198           255,467           211,865          212,227
        Investment securities available for sale          326,189           326,189           360,934          360,934

    Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows (in thousands):

                                                                  2005                               2004
                                                    ---------------------------------   --------------------------------
                                                      Estimated          Carrying         Estimated         Carrying
                                                     fair value           amount          fair value         amount
                                                    --------------    ---------------   ---------------  ---------------

        Deposits with stated maturities                  $327,879        $  321,944      $    208,198     $    202,520
        Borrowings                                        355,547           354,000           224,437          222,000
        Subordinated debt                                  25,774            25,774            25,774           25,774
        Obligations from equity investments                47,356            47,356            56,249           56,249


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


                                                                  2005                               2004
                                                    ---------------------------------   --------------------------------
                                                      Estimated          Carrying         Estimated         Carrying
                                                     fair value           amount          fair value         amount
                                                    --------------    ---------------   ---------------  ---------------

        Commitments to extend credit                       --                --                --               --
        Standby letters of credit                          --                --                --               --


    Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows (in thousands):








                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                                                  2005                               2004
                                                    ---------------------------------   --------------------------------
                                                      Estimated          Carrying         Estimated         Carrying
                                                     fair value           amount          fair value         amount
                                                    --------------    ---------------   ---------------  ---------------
        Loans held for sale                            $        803      $        803       $     2,221      $     2,204
        Loans, net                                          538,804           539,360           454,882          454,775


    The fair value of accrued interest receivable and payable approximates carrying amounts.

    The fair value of interest rate swaps are based on upon the estimated amount Royal Bank would receive or pay to terminate the contract or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swaps as of December 31, 2005 was a negative $1.3 million on a notional amount $60 million. The fair value of the interest rate swaps as of December 31, 2004 was a negative $135 thousand on a notional amount $25 million.

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

    2.  Capital Ratios

    Royal Bancshares and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Royal Bancshares' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Royal Bancshares must meet specific capital guidelines that involve quantitative measures of Royal Bancshares' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Royal Bancshares and Royal Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require Royal Bancshares and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined

                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE P - REGULATORY MATTERS - Continued

    in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2005, management believes that Royal Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 2005, Royal Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Royal Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Royal Bank's category.

    Royal Bancshares' and Royal Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                            2005
                                    -------------------------------------------------------------------------------------
                                                                                                       To be well
                                                                                                   capitalized under
                                                                         For capital               prompt corrective
                                             Actual                   adequacy purposes            action provisions
                                    --------------------------    ---------------------------   -------------------------
                                      Amount         Ratio          Amount          Ratio         Amount        Ratio
                                    -----------    -----------    ------------    -----------   -----------   -----------
    Total capital (to risk-
        weighted assets)
        Company (consolidated)       $193,125        19.80%         $78,021          8.00%           N/A          N/A
        Bank                          141,673        14.86%          76,247          8.00%       $  95,309      10.00%

    Tier I capital (to risk-
        weighted assets)
        Company (consolidated)        182,849        18.75%          39,010          4.00%           N/A          N/A
        Bank                          131,397        13.79%          38,123          4.00%          57,185       6.00%

    Tier I capital(to average
        assets, leverage)
        Company (consolidated)        182,849        14.24%          38,528          3.00%           N/A          N/A
        Bank                          131,397        10.43%          37,790          3.00%          62,983       5.00%



                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE P - REGULATORY MATTERS - Continued

                                                                            2004
                                    -------------------------------------------------------------------------------------
                                                                                                      To be well
                                                                                                   capitalized under
                                                                        For capital                prompt corrective
                                             Actual                   adequacy purposes            action provisions
                                    --------------------------    ---------------------------   -------------------------
                                      Amount         Ratio          Amount          Ratio         Amount        Ratio
                                    -----------    -----------    ------------    -----------   -----------   -----------
    Total capital (to risk-
        weighted assets)
        Company (consolidated)       $176,557        20.43%         $69,149          8.00%          N/A          N/A
        Bank                          124,847        14.55%          68,663          8.00%        $85,829       10.00%

    Tier I capital (to risk-
        weighted assets)
        Company (consolidated)        165,731        19.17%          34,574          4.00%           N/A         N/A
        Bank                          114,096        13.29%          34,332          4.00%         51,497        6.00%

    Tier I capital(to average
        assets, leverage)
        Company (consolidated)        165,731        13.93%          35,692          3.00%          N/A           N/A
        Bank                          114,096         9.59%          35,692          3.00%         59,487        5.00%


NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Condensed financial information for the parent company only follows (in thousands).

                            CONDENSED BALANCE SHEETS

                                                                                               December 31,
                                                                                     ---------------------------------
                                                                                          2005              2004
                                                                                     ---------------   ---------------
    Assets
         Cash                                                                          $    24,119       $    30,326
         Investment in Royal Investments of Delaware, Inc. - at equity                      19,699            21,178
         Investment in Royal Bank America - at equity                                      130,009           114,109
         Loans, net                                                                          4,682                --
         Other assets                                                                        2,773             1,037
                                                                                       -----------       -----------

                                                                                       $   181,282       $   166,650
                                                                                       ===========       ===========
    Subordinated debentures                                                            $    25,774       $    25,774
    Stockholders' equity                                                                   155,508           140,876
                                                                                       -----------       -----------
                                                                                       $   181,282       $   166,650
                                                                                       ===========       ===========


                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                         CONDENSED STATEMENTS OF INCOME

                                                                                 Year ended December 31,
                                                                    --------------------------------------------------
                                                                        2005              2004              2003
                                                                    --------------   ---------------   ---------------
Income
     Equity in undistributed net earnings of subsidiaries              $ 19,160          $  7,888         $  7,241
     Dividends from subsidiary bank                                      12,859            12,199           11,321
     Other income                                                           173                 -               25
                                                                       --------          --------         --------

              Total income                                               32,192            20,087           18,587
                                                                       --------          --------         --------
Expenses
     Other expenses                                                         121                83               81
     Income tax  expense (benefit)                                           18               (29)             (20)
                                                                       --------          --------         --------
Total expenses                                                              139                54               61
                                                                       --------          --------         --------
Net income                                                             $ 32,053          $ 20,033         $ 18,526
                                                                       ========          ========         ========








                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE R - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31,
                                                                     -------------------------------------------------
                                                                         2005             2004              2003
                                                                     -------------   ---------------   ---------------
    Cash flows from operating activities
         Net income                                                     $     32,053    $     20,033      $     18,526
           Adjustments to reconcile net income to net cash
             provided by operating activities
             Undistributed earnings from subsidiaries                        (19,160)         (7,888)           (7,241)
             Operating expenses                                                  121              83                81
             Rental income                                                         -               -               (25)
             Non-cash income tax (benefit) expense                                18             (29)              (20)
                                                                       -------------    ------------       -----------
                Net cash provided by operating activities                     13,032          12,199            11,321
                                                                       -------------    ------------       -----------
    Cash flows from financing activities
              Loan funding                                                    (4,695)             --                --
         Cash dividends paid                                                 (12,859)        (12,199)          (11,321)
         Proceeds from subordinated debentures                                    --          25,000                 -
         Other, net                                                           (1,685)            551             2,248
                                                                       -------------    ------------       -----------
             Net cash provided by (used in) financing
               activities                                                     19,239          13,352            (9,073)
                                                                       -------------    ------------       -----------

              Net increase (decrease)  in cash                                (6,207)         25,551             2,248

    Cash at beginning of year                                                 30,326           4,775             2,527
                                                                       -------------    ------------       -----------
    Cash at end of year                                                 $     24,119    $     30,326       $     4,775
                                                                       =============    ============       ===========








                                   (Continued)

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTE R - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


    The following summarizes the consolidated results of operations during 2005 and 2004, on a quarterly basis, for Royal Bancshares (in thousands except per share data):

                                                                                   2005
                                                      ------------------------------------------------------------------
                                                           Fourth            Third             Second           First
                                                          Quarter           Quarter           Quarter          Quarter
                                                       ------------      ------------      ------------     ------------
    Interest income                                    $     20,281      $     19,645      $     19,330     $     17,204
    Net interest income                                      12,297            10,894            11,635            9,838
    Provision for loan losses                                     -                 -                 -                1
                                                       ------------      ------------       -----------     ------------
    Net interest income after provision                      12,297            10,894            11,635            9,837
    Non interest income                                      15,039             3,294             3,880            2,613
    Non interest expenses                                     3,345             7,526             7,569            6,359
    Income before income taxes                               23,991             6,662             7,946            6,091
                                                       ------------      ------------       -----------     ------------
    Net income                                         $     15,587      $      4,903       $     7,242     $      4,321
                                                       ============      ============       ===========     ============


    Net income per share
         Basic                                         $       1.22      $       0.38       $      0.57     $       0.33
         Diluted                                       $       1.21      $       0.38       $      0.57     $       0.33


                                                                                   2004
                                                      ------------------------------------------------------------------
                                                           Fourth            Third             Second           First
                                                          Quarter           Quarter           Quarter          Quarter
                                                       ------------      ------------      ------------     ------------
    Interest income                                    $     16,990      $     16,515       $    16,508     $     17,528
    Net interest income                                      10,181             9,722             9,539           10,798
    Provision for loan losses                                     -                 1                 4                1
                                                       ------------      ------------       -----------     ------------
    Net interest income after provision                      10,181             9,721             9,535           10,797
    Non interest income                                       2,691             3,822             3,464            3,183
    Non interest expense                                      5,864             6,225             6,782            6,576
    Income before income taxes                                7,008             7,318             6,217            7,404
                                                       ------------      ------------       -----------     ------------
    Net income                                         $      5,363      $      5,112       $     4,394     $      5,164
                                                       ============      ============       ===========     ============
    Net income per share
         Basic                                         $       0.42      $       0.40       $      0.34     $       0.41
         Diluted                                       $       0.42      $       0.40       $      0.34     $       0.40


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As reported on its Report on Form 8-K filed with the SEC on October 21, 2004, on October 18, 2004, Royal Bancshares dismissed its then independent accountants, Grant Thornton, LLP and appointed Beard Miller Company LLP as its new independent accountants, each effective immediately. The decisions to dismiss Grant Thornton and to engage Beard Miller were approved by Royal Bancshares' Audit Committee. The Audit Committee's decision was based upon a response to a competitive bid requested by Royal Bancshares. The reports on Royal Bancshares' financial statements from Grant Thornton for 2003 or any period prior to that period, have not contained an adverse opinion or disclaimer of opinion, nor were qualified or modified as to any uncertainty, audit scope, or accounting principles. There have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosures, or auditing scope of procedure during the two most recent fiscal years, or any subsequent interim period through the date of dismissal or in any of the years prior to that period, which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its report.

         During the two most recent fiscal years, or any subsequent interim period through the date of dismissal of Grant Thornton, there were no disagreements with Grant Thornton on any of the kinds of events listed in Item 304 (a)(1)(v)(A) through (D) of Regulation S-K.


         During the years ended December 31, 2003 and the subsequent interim period through the date of engaging Beard Miller, neither Royal Bancshares nor anyone on its behalf consulted Beard Miller on any of the matters or reportable events listed in Item 304 (a) (2) (i) and (ii) of Regulation S-K.


ITEM 9A.   CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to material affect, these controls.



MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

         As of December 31, 2005, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2005 based on the criteria specified.

         Beard Miller Company LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Royal Bancshares of Pennsylvania, Inc.
Narberth, Pennsylvania

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Royal Bancshares of Pennsylvania, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Royal Bancshares of Pennsylvania, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the asses of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management's assessment that Royal Bancshares of Pennsylvania, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Royal Bancshares of Pennsylvania, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2005 and the related statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion.



                                                 /s/ Beard Miller Company LLP



Beard Miller Company LLP
Reading, Pennsylvania
March 14, 2006

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required in this Item, relating to directors, executive officers, and control persons is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2006 Annual Meeting of Shareholders under the heading "Remuneration of Directors and Officers and Other Transactions", which pages are incorporated herein by reference.

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

         Based solely on its review of forms that were received from certain reporting persons, Royal Bancshares believes that during the period January 1, 2005 through December 31, 2005, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item, relating to executive compensation, is set forth in the Royal Bancshares' Proxy Statement to be used in connection with the 2006 Annual Meeting of Shareholders, under the heading "Renumeration of Directors and Officers and Other Transactions", which pages are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2006 Annual Meeting of Shareholders, under the heading "Information About Nominees, Continuing Directors and Executive Officers", which pages are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in Royal Bancshares' Proxy Statement to be used in connection with the 2006 Annual Meeting of Shareholders, under the heading "Interest of Management and Others in Certain Transactions", which pages are incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item appears under the heading "AUDIT FEES" of the Proxy Statement to be used in connection with the 2006 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

         3. The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

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

                  10.1 Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Registrant's Registration Statement N0. 333-25855, on form S-8 filed with the Commission on November 22,
                           2005).

                  10.2 Outside Directors' Stock Option Plan. (Incorporated by reference to the Registrant's Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

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

                  12.      Statement re: Computation of Ratios. (Included at
                           Item 8 here of, Note P, "Regulatory Matters.")

                  14.      Royal Bancshares of Pennsylvania, Inc. Code of
                           Ethics.

                  21.      Subsidiaries of Registrant.

                  23.1 Consent of Independent Accountants from Beard Miller Company LLP.

                  23.2     Consent of Independent Accountants from Grant
                           Thornton LLP.

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

                  32.1     Section 1350 Certification of Chief Executive
                           Officer.

                  32.2     Section 1350 Certification of Chief Financial
                           Officer.

                  99.1     Opinion letter of Independent Accounts Grant Thornton
                           LLP.

(b) Reports on Form 8-K filed by the Registrant during the fourth quarter and through this Form 10K filing are as follows:

         Royal Bancshares filed a repot on Form 8-K with the Securities and Exchange Commission as of October 20, 2005, announcing the sale of two equity positions held in Royal Investments America, LLC.

         Royal Bancshares filed a repot on Form 8-K with the Securities and Exchange Commission as of October 25, 2005, reporting its third quarter earnings and the declaration of its 42nd consecutive cash dividend.

         Royal Bancshares filed a repot on Form 8-K with the Securities and Exchange Commission as of December 22, 2005, announcing the declaration of a 2% stock dividend on both Class A and Class B shares.

         Royal Bancshares filed a repot on Form 8-K with the Securities and Exchange Commission as of January 23, 2006, reporting its fourth quarter earnings and the declaration of its 43rd consecutive cash dividend.

         Royal Bancshares filed a repot on Form 8-K with the Securities and Exchange Commission as of February 22, 2006, announcing the appointment of Patrick J. McCormick to the Boards of Directors of Royal Bancshares and Royal Bank.


(c) The exhibits required to be filed by this Item are listed under Item 14(a)3 above.

(d)      Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ROYAL BANCSHARES OF PENNSYLVANIA, INC.


/s/ Joseph P. Campbell
-------------------------------------
Joseph P. Campbell
Chief Executive Officer
March 14, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SINATURES



By:  /s/ Joseph P. Campbell                                  March 15, 2006
---------------------------------------
Joseph P. Campbell
CEO/ President/Director



By:  /s/ Jeffrey T. Hanuscin                                 March 15, 2006
---------------------------------------
Jeffrey T. Hanuscin
Chief Financial Officer



By:  /s/ James J. McSwiggan                                  March 15, 2006
---------------------------------------
James J. McSwiggan
Chief Operating Officer/ Director



By: /s/ Robert R. Tabas                                      March 15, 2006
---------------------------------------
Robert R. Tabas
Chairman of the Board



By:/s/  Albert Ominsky                                       March 15, 2006
---------------------------------------
Albert Ominsky
Director

By:  /s/ Anthony Micale                                      March 15, 2006
---------------------------------------
Anthony Micale
Director



By:  /s/ Gregory Reardon                                     March 15, 2006
---------------------------------------
Gregory Reardon
Director



By:  /s/ Murray Stempel, III                                 March 15, 2006
---------------------------------------
Murray Stempel, III
Chief Lending Officer/Director



By: /s/ John  M. Decker                                      March 15, 2006
---------------------------------------
John M. Decker
Executive Vice President



By:/s/  Carl M. Cousins                                      March 15, 2006
---------------------------------------
Carl M. Cousins
Director



By:  /s/ Lee E. Tabas                                        March 15, 2006
---------------------------------------
Lee E. Tabas
Director



By:  /s/ Jack R. Loew                                        March 15, 2006
---------------------------------------
Jack R. Loew
Director



By:  /s/ Howard  Wurzak                                      March 15, 2006
---------------------------------------
Howard Wurzak
Director

By:  /s/ Evelyn R. Tabas                                     March 15, 2006
---------------------------------------
Evelyn R. Tabas
Director



By:  /s/ Mitchell L. Morgan                                  March 15, 2006
---------------------------------------
Mitchell L. Morgan
Director



By:  /s/ Edward B. Tepper                                    March 15, 2006
---------------------------------------
Edward B. Tepper
Director



By: /s/ Linda Tabas Stempel                                  March 15, 2006
---------------------------------------
Linda Tabas Stempel
Director



By:/s/  Patrick McCormick                                    March 15, 2006
---------------------------------------
Patrick McCormick
Director

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