Form 10-Q
period 2006-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2006-05-10
CIK 922487

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 for the quarterly period ended: MARCH 31, 2006
                                                 --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from:__________to

                         Commission file number: 0-26366
                                                 -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
            --------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                              Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definitions of large accelerated filer and accelerated filer in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                              Yes [ ]    No [X]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A Common Stock              Outstanding at April 30, 2006
      --------------------              -----------------------------
      $2.00 PAR VALUE                   10,700,720

      Class B Common Stock              Outstanding at April 30, 2006
      --------------------              -----------------------------
      $.10 PAR VALUE                    1,992,129

                           PART I-FINANICAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                   ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND
                                  SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                        (UNAUDITED)
                        ASSETS                                                          MAR 31, 2006           DEC 31, 2005
                                                                                        ------------           ------------
Cash and due from banks                                                                  $   19,279             $   17,095
Federal funds sold                                                                            1,000                 13,800
                                                                                         ----------             ----------
               Total cash and cash equivalents                                               20,279                 30,895
Investment securities held to maturity (HTM) (fair value of $250,650 at
       March 31, 2006 and $253,198 at December 31, 2005)                                    255,456                255,467
Investment securities available for sale (AFS) - at fair value                              306,441                326,189
FHLB Stock, at cost                                                                          16,062                 17,073
Loans held for sale                                                                           1,291                    803
Loans                                                                                       593,625                549,636
    Less allowance for loan losses                                                           10,550                 10,276
                                                                                         ----------             ----------
               Net loans                                                                    583,075                539,360
Premises and equipment, net                                                                  66,918                 66,582
Accrued interest and other assets                                                            67,251                 64,650
                                                                                         ----------             ----------
               Total assets                                                              $1,316,773             $1,301,019
                                                                                         ==========             ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest bearing                                                              $   67,151             $   75,754
       Interest bearing (includes certificates of deposit in excess of $100 of $222,295 at March 31, 2006 and
         $203,611 at December 31, 2005)                                                     651,739                621,655
                                                                                         ----------             ----------
               Total deposits                                                               718,890                697,409
    Accrued interest payable                                                                  7,367                  6,606
    Borrowings                                                                              422,189                427,130
    Other liabilities                                                                        10,356                 11,879
                                                                                         ----------             ----------
               Total liabilities                                                          1,158,802              1,143,024
MINORITY INTEREST                                                                             2,150                  2,487
Stockholders' equity
    Common stock
       Class A, par value $2 per share; authorized, 18,000,000 shares; issued,
         10,700,689 at March 31, 2006 and 10,699,592 at December 31, 2005                    21,401                 21,400
       Class B, par value $.10 per share; authorized, 2,000,000 shares; issued,
         1,992,156 at March 31, 2006 and 1,992,957 at December 31, 2005                         199                    199
    Undistributed Class B shares                                                                  2                      2
    Additional paid in capital                                                              104,285                104,285
    Retained earnings                                                                        34,649                 32,827
    Accumulated other comprehensive loss                                                     (2,450)                  (940)
                                                                                         ----------             ----------
                                                                                            158,086                157,773
    Treasury stock - at cost, shares of Class A, 215,388 at March 31, 2006,
      and December 31, 2005.                                                                 (2,265)                (2,265)
                                                                                         ----------             ----------
               Total stockholders' equity                                                   155,821                155,508
                                                                                         ----------             ----------
               Total liabilities and stockholders' equity                                $1,316,773             $1,301,019
                                                                                         ==========             ==========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            -------------------------
(in thousands, except per share data)                                         2006             2005
                                                                            --------          -------
Interest income
    Loans, including fees                                                   $ 14,096          $10,126
    Investment securities held to maturity                                     2,856            2,248
    Investment securities available for sale                                   4,429            4,789
    Deposits in banks                                                             12               23
    Federal funds sold                                                            20               18
                                                                            --------          -------
           TOTAL INTEREST INCOME                                              21,413           17,204
                                                                            --------          -------
Interest expense
    Deposits                                                                   5,464            4,010
    Borrowings                                                                 4,615            3,356
                                                                            --------          -------
           TOTAL INTEREST EXPENSE                                             10,079            7,366
                                                                            --------          -------
           NET INTEREST INCOME                                                11,334            9,838
    Provision for loan losses                                                    335                1
                                                                            --------          -------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                 10,999            9,837
                                                                            --------          -------

Other income
    Service charges and fees                                                     354              293
    Net gains on sales of investment securities                                   83              250
    Income related to equity investments                                         778            1,443
    Gains on sales of other real estate                                        1,493              289
    Gains on sales of loans                                                       43              125
    Other income                                                                 247              213
                                                                            --------          -------
                                                                               2,998            2,613
                                                                            --------          -------
Other expenses
    Salaries and wages                                                         2,445            2,314
    Employee benefits                                                            813              576
    Occupancy and equipment                                                      404              409
    Expenses related to equity investments                                       276            1,064
    Other operating expenses                                                   2,248            1,997
                                                                            --------          -------
                                                                               6,186            6,360
                                                                            --------          -------
           INCOME BEFORE INCOME TAXES                                          7,811            6,090
    Income taxes                                                               2,465            1,769
                                                                            --------          -------
           NET INCOME                                                          5,346          $ 4,321
                                                                            ========          =======
Per share data
         Net income - basic                                                 $   0.42          $  0.34
                                                                            ========          =======
         Net income - diluted                                               $   0.41          $  0.34
                                                                            ========          =======
         Cash dividends- Class A shares                                     $  0.275          $  0.25
                                                                            ========          =======
         Cash dividends- Class B shares                                     $0.31625          $0.2875
                                                                            ========          =======

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

(in  thousands, except per share data)      Class A common stock    Class B common stock        Un-       Additional
                                            --------------------    --------------------    Distributed    Paid in      Retained
                                             Shares      Amount      Shares      Amount      B-shares      Capital      earnings
                                            --------    --------    --------    --------    -----------   ----------    --------
Balance, January 1, 2006                     10,700     $ 21,400      1,993       $  199       $   2      $ 104,285       32,827
    Net income                                    -            -          -            -           -              -        5,346
    Conversion of Class B common stock
      to Class A common stock                     1            1         (1)           -           -              -           (1)
    Cash in lieu of fractional shares             -            -          -            -           -              -          (12)
    Cash dividends on common stock
      (Class A $0.275, Class B $0.31625)          -            -          -            -           -              -       (3,511)
    Other comprehensive loss, net of
      reclassifications and tax
      benefit of $529                             -            -          -            -           -              -            -
                                             ------     --------      -----       ------       -----      ---------     --------
Comprehensive income

Balance, March 31, 2006                      10,701     $ 21,401      1,992       $  199       $   2      $ 104,285     $ 34,649
                                             ======     ========      =====       ======       =====      =========     ========


                                         Accumulated
                                            other
                                        comprehensive   Treasury  Comprehensive
                                        income (loss)    stock       income
                                        -------------   --------  -------------
Balance, January 1, 2006                   $   (940)    $ (2,265)
    Net income                                    -            -     $ 5,346
    Conversion of Class B common stock
      to Class A common stock                     -            -           -
    Cash in lieu of fractional shares             -            -           -
    Cash dividends on common stock
      (Class A $0.275, Class B $0.31625)          -            -           -
    Other comprehensive loss, net of
      reclassifications and tax
      benefit of $529                        (1,510)           -      (1,510)
                                           --------     --------     -------
Comprehensive income                                                 $ 3,836
                                                                     =======
Balance, March 31, 2006                    $ (2,450)    $ (2,265)
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

                                             CLASS A COMMON STOCK        CLASS B COMMON STOCK      ADDITIONAL
                                           -----------------------      ----------------------       PAID IN      RETAINED
(in  thousands, except per share data)      SHARES         AMOUNT        SHARES        AMOUNT       CAPITAL       EARNINGS
                                           --------       --------      --------      --------     ----------     --------
Balance, January 1, 2005                     10,277        $20,553         1,939          $194       $92,037       $26,558

Net income                                        -              -             -             -             -         4,321
Conversion of Class B common stock to
  Class A Common stock                            -              -             -             -             -             -
Purchase of treasury stock                        -              -             -             -             -             -
2% stock dividend declared                      201            402            39             4         6,640        (7,046)
Cash dividends on common stock                    -              -             -             -             -
  (per share: Class A $0.25 and Class B
  $0.2875)                                                                                                          (3,135)
Cash in lieu of fractional shares                 -              -             -             -             -           (12)
Stock options exercised                           7             14             -             -            64             -
Other comprehensive loss, net of
  reclassification adjustment and tax
  benefit of $1,045                               -              -             -             -             -             -
                                             ------        -------         ------         ----       -------       -------
Comprehensive income

Balance, March 31, 2005                      10,485        $20,969         1,978          $198       $98,741       $20,686
                                             ======        =======         ======         ====       =======       =======

                                                               ACCUMULATED
                                                                  OTHER
                                                 TREASURY     COMPREHENSIVE    COMPREHENSIVE
                                                   STOCK      INCOME (LOSS)       INCOME
                                                 --------     -------------    -------------
Balance, January 1, 2005                         $(2,265)         $3,799

Net income                                             -               -          $4,321
Conversion of Class B common stock to
  Class A Common stock                                 -               -               -
Purchase of treasury stock                             -               -               -
2% stock dividend declared                             -               -               -
Cash dividends on common stock                         -               -               -
  (per share: Class A $0.25 and Class B
  $0.2875)
Cash in lieu of fractional shares                      -               -               -
Stock options exercised                                -               -               -
Other comprehensive loss, net of
  reclassification adjustment and tax
  benefit of $1,045                                    -          (2,987)         (2,987)
                                                 -------          ------          ------
Comprehensive income                                                              $1,334
                                                                                  ======
Balance, March 31, 2005                          $(2,265)         $  812
                                                 =======          ======

The accompanying notes are an integral part of the financial statement

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,
                                 (in thousands)

Cash flows from operating activities                                          2006                   2005
                                                                            ---------              ---------
    Net income                                                                 $5,346                 $4,321
    Adjustments to reconcile net income to
        net cash provided by operating activities
        Depreciation                                                              291                    587
        Stock compensation expense                                                178                     --
        Provision for loan losses                                                 335                      1
        Net accretion  of discounts and premiums
          on  loans, mortgage-backed securities and investments                 1,494                  1,788
        Provision for deferred income taxes                                    (1,998)                (1,007)
        Gains on sales of  other real estate                                   (1,493)                  (289)
        Gains on sales of loans                                                   (43)                  (125)
        Net gains on sales of investment securities                               (83)                  (250)
    Changes in assets and liabilities:
        Increase in accrued interest receivable                                (1,007)                (1,056)
        (Increase) decrease in other assets                                      (408)                 1,709
        Increase (decrease) in accrued interest payable                           761                    (18)
        (Decrease) increase in other liabilities                               (2,160)                 1,323
                                                                            ---------              ---------
            Net cash provided by operating activities                           1,213                  6,984

Cash flows from investing activities
    Proceeds from calls/maturities of HTM investment securities                    --                 32,750
    Proceeds from calls/maturities of AFS investment securities                13,951                  3,970
    Proceeds from sales of AFS investment securities                            1,595                  6,345
    Purchase of AFS investment securities                                        (185)               (5,137)
    Purchase of HTM investment securities                                          --                (40,025)
    Redemption (Purchase) of FHLB Stock                                         1,011                 (4,825)
    Net increase in loans                                                     (40,570)               (23,018)
    (Purchase) of premises and equipment                                          (77)                   933
    (Purchase) sales of premises and equipment relating to VIE                   (550)                    --
                                                                            ---------              ---------
            Net cash used in investing activities                             (24,825)               (29,007)

Cash flows from financing activities:
    Net decrease in non-interest bearing and
      interest bearing demand deposits and savings accounts                    (5,417)               (77,263)
    Net increase in certificates of deposit                                    26,898                  5,655
    Mortgage payments                                                             (21)                   (15)
    Net (decrease)increase in FHLB borrowings                                  (5,000)                96,500
    Obligations through equity investments                                         59                  1,292
    Cash dividends                                                             (3,511)                (3,135)
    Cash in lieu of fractional shares                                             (12)                   (12)
    Issuance of common stock under stock option plans                              --                     64
                                                                            ---------              ---------
            Net cash provided by financing activities                          12,996                 23,086
            NET (DECREASE) INCREASE IN
              CASH AND CASH EQUIVALENTS                                       (10,616)                 1,063
Cash and cash equivalents at beginning of period                               30,895                 27,109
                                                                            ---------              ---------
Cash and cash equivalents at end of period                                  $  20,279              $  28,172
                                                                            =========              =========

The accompanying notes are an integral part of these statements.

             ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc ("Company") and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc. and Royal Bank America ("Royal Bank"), including Royal Bank's subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, and their two 60% ownership interests in Crusader Servicing Corporation and Royal Bank America Leasing, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FIN 46(R). These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

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

         The Company' Tax Lien Operation does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the community banking operation. The Company' Tax Lien Operation consists of purchasing delinquent tax certificates from local municipalities at auction. The tax lien segment is managed as a single strategic unit which generates revenue from a nominal interest rate achieved at the individual auctions along with periodic penalties imposed.

         As of March 31, 2006, the Company is reporting on a consolidated basis its interest in one Equity Investment as a Variable Interest Entity ("VIE") which has different characteristics than the community banking segment. Royal Bancshares has an equity investment in an apartment complex that is being converted into condominiums.

         As of March 31, 2005, the Company reported on a consolidated basis its interest in four equity investments as "VIE's" which have different characteristics than the community banking segment. Royal Bancshares has investments in two apartment complexes and two buildings leased as commercial office space.

         Royal Bancshares' investments in VIE's is further discussed in Note 9.

         The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2006 and 2005.

                                           THREE MONTHS ENDED MARCH 31, 2006
                                           ---------------------------------
    (in thousands)         COMMUNITY        TAX LIEN            EQUITY
                            BANKING         OPERATION         INVESTMENTS          CONSOLIDATED
                           ---------        ---------         -----------          ------------
Total assets              $1,208,287         $48,062             $66,424            $1,316,773
                          ==========         =======             =======            ==========
Total deposits               718,890              --                  --               718,890
                          ==========         =======             =======            ==========

Net interest income       $   11,565         $   380            ($   611)           $   11,334
Provision for loan losses        333               2                  --                   335
Other income                   1,638             582                 778                 2,998
Other expense                  5,435             475                 276                 6,186
Income tax expense             2,370              95                  --                 2,465
                          ----------         -------             -------            ----------
Net income                $    5,065         $   390            ($   109)           $    5,346
                          ==========         =======             =======            ==========


                                           THREE MONTHS ENDED MARCH 31, 2005
                                           ---------------------------------
    (in thousands)         COMMUNITY        TAX LIEN            EQUITY
                            BANKING         OPERATION         INVESTMENTS          CONSOLIDATED
                           ---------        ---------         -----------          ------------
Total assets              $1,117,768         $46,400             $66,858            $1,231,026
                          ==========         =======             =======            ==========
Total deposits               670,772                                  --               670,772
                          ==========         =======             =======            ==========

Net interest income       $    9,718         $   674            ($   554)           $    9,838
Provision for loan losses         --               1                  --                     1
Other income                   1,079              91               1,443                 2,613
Other expense                  4,632             512               1,064                 6,360
Income tax expense             1,720              49                  --                 1,769
                          ----------         -------             -------            ----------
Net income                $    4,445         $   203            ($   175)           $    4,321
                          ==========         =======             =======            ==========

         Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $837 thousand and $617 thousand for the three-month periods ended March 31, 2006, and 2005, respectively. Equity Investments, interest paid to Community Banking segment from mezzanine financing was approximately $230 thousand and $0 thousand for the three-month periods ended March 31, 2006 and 2005, respectively.

3.       Per Share Information

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The Company has two classes of common stock currently outstanding. The classes are A and B, of which a share of Class B is convertible into 1.15 shares of Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. On December 22, 2005, the Company declared a 2% stock dividend payable on January 17, 2006. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (in thousands, except per share data):

                                                                   THREE MONTHS ENDED MARCH 31, 2006
                                                                Income       Average shares      Per share
                                                              (numerator)     (denominator)        Amount
                                                              -----------    --------------      ---------
 Basic EPS
     Income available to common shareholders                     $5,346           12,799            $0.42
 Effect of dilutive securities
      Stock options                                                                  103               --
                                                                 ------           ------            -----
 Diluted EPS
      Income available to common shareholders
           plus assumed exercise of options                      $5,346           12,902            $0.41
                                                                 ======           ======            =====

                                                                   THREE MONTHS ENDED MARCH 31, 2005
                                                                Income       Average shares      Per share
                                                              (numerator)     (denominator)        Amount
                                                              -----------    --------------      ---------
 Basic EPS
     Income available to common shareholders                     $4,321           12,792            $0.34
 Effect of dilutive securities
      Stock options                                                                   93               --
                                                                 ------           ------            -----
 Diluted EPS
      Income available to common shareholders
           plus assumed exercise of options                      $4,321           12,885            $0.34
                                                                 ======           ======            =====

      No options were anti dilutive for the periods ended March 31, 2006 and March 31, 2005.
      Note: The stock dividend resulted in the issuance of 205,120 additional shares of Class A common stock and 19,426 additional shares of Class B common stock. There was 20,117 Class B shares deferred (agreed to by the Tabas Family Trust) until the Annual Shareholders meeting to be held on May 17, 2006, where the Company will request the shareholders to approve amending Royal Bancshares' Articles of Incorporation to increased the number of Class B shares authorized.

4.       Investment Securities:

         The carrying value and approximate market value of investment securities at March 31, 2006 are as follows:

                               AMORTIZED         GROSS         GROSS        APPROXIMATE
                               PURCHASED      UNREALIZED    UNREALIZED         FAIR           CARRYING
(in thousands)                   COST            GAINS        LOSSES           VALUE           VALUE
                               ---------      ----------    ----------      -----------       --------
HELD TO MATURITY:
Mortgage Backed                 $    156        $   --         $   --        $    156             $156
US Agencies                      195,000            --         (4,931)        190,069          195,000
Other Securities                  60,300           125             --          60,425           60,300
                                --------        ------         ------        --------         --------
                                $255,456        $  125        ($4,931)       $250,650         $255,456
                                ========        ======         ======        ========         ========

AVAILABLE FOR SALE:
Mortgage Backed                  $31,504        $    1        ($1,095)       $ 30,410         $ 30,410
CMO's                             22,647            10           (354)         22,303           22,303
US Agencies                      104,979            --         (4,660)        100,319          100,319
Other securities                 151,080         3,888         (1,559)        153,409          153,409
                                --------        ------         ------        --------         --------
                                $310,210        $3,899        ($7,668)       $306,441         $306,441
                                ========        ======         ======        ========         ========

5.       Allowance for Loan Losses:

         Changes in the allowance for loan losses were as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                     2006              2005
                                                     ----              ----
            (in thousands)
            Balance at beginning period             $10,276           $12,519

            Charge-offs
                 Single family residential             (122)              (30)
                 Non-residential                         --                --
                 Tax certificates                        (2)               (1)
                 Commercial and Industrial               --                --
                 Other loans                             --                (2)
                                                    -------           -------
            Total charge-offs                          (124)              (33)

            Recoveries
                 Single family residential               55                 3
                 Non-residential                          3                --
                 Tax certificates                        --                --
                 Commercial and Industrial               --                 4
                 Other loans                              5                 1
                                                    -------           -------
            Total recoveries                             63                 8

            Provision for loan losses                   335                 1
                                                    -------           -------

            Balance at the end of period            $10,550           $12,495
                                                    =======           =======

6.       Pension Plan

         The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company's sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee's compensation during the highest three consecutive years during the last 10 years of employment. The Company's policy is to fund pension costs allowable for income tax purposes.

         Net periodic defined benefit pension expense for the three months ended March 31, 2006 and 2005 included the following components:

                                               Three months ended
                                                   March 31,
                                               ------------------
               (in thousands)                   2006         2005
                                                ----         ----
           Service cost                         $ 93         $206
           Interest cost                          85           65
                                                ----         ----
           Net periodic benefit cost            $178         $271
                                                ====         ====

         The total accumulated benefit obligation under the plan including adjustments is estimated to be $6.6 million at December 31, 2006.

7.       Stock-based Compensation

         Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No compensation expense for stock options was reflected in net income for the quarter ended March 31, 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at the date of grant.

         On January 1, 2006, the Company adopted SFAS No. 123(R) (revised version of SFAS No.123) which requires measurement of the compensation cost for stock-based awards based on the grant date fair value and recognition of compensation cost over the service period of stock based awards. The fair value of stock options is determined using a Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in the footnote disclosures required under SFAS No.123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock based awards.

         The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with what would have been reported using the intrinsic value under previous accounting.

                                                                                   THREE MONTHS ENDED MARCH 31, 2006
           (In thousands, except for per share data)                    USING PREVIOUS      SFAS 123(R)           AS
                                                                          ACCOUNTING         ADJUSTMENT        REPORTED
                                                                          ----------         ----------        --------
           Income before income taxes                                        $7,989            ($178)           $7,811
           Income taxes                                                      $2,527             ($62)           $2,465
                                                                             ------           ------            ------
           Net Income                                                        $5,462            ($116)           $5,346
                                                                             ======           ======            ======
           Basic earnings per share                                           $0.43           ($0.01)            $0.42
                                                                             ======           ======            ======
           Diluted earnings per share                                         $0.42           ($0.01)            $0.41
                                                                             ======           ======            ======

         The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

                                                                               THREE MONTHS ENDED MARCH 31, 2005
           (In thousands, except for per share data)                          AS            SFAS 123(R)
                                                                           REPORTED          ADJUSTMENT        PROFORMA
                                                                           --------          ----------        --------
           Income before income taxes                                        $6,090            ($189)           $5,901
           Income taxes                                                      $1,769             ($66)           $1,703
                                                                             ------           ------            ------
           Net Income                                                        $4,321            ($123)           $4,198
                                                                             ======           ======            ======
           Basic earnings per share                                           $0.34           ($0.01)            $0.33
                                                                             ======           ======            ======
           Diluted earnings per share                                         $0.33               --             $0.33
                                                                             ======           ======            ======

         Outside Directors' Stock option Plan.

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

         The following table presents the activity related to Outside Directors Stock Option Plan for the three months ended March 31, 2006.

                                                                                     Weighted      Weighted
                                                                                      Average       Average
                                                                                      Exercise     Remaining
                                                                     Options           Price       Term (yrs)
         Options outstanding at December 31, 2005                     91,068           $18.53
         Granted                                                          --
         Exercised                                                        --
         Forfeited                                                        --
         Options outstanding at March 31, 2006                        91,068           $18.53          6.6
         Options exercisable at March 31, 2006                        74,238           $17.53          6.0

         Employee Stock Option Plan and Appreciation Right Plan

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

         The following table presents the activity related to Employee Stock Option Plan for the three months ended March 31, 2006.

                                                                                      Weighted      Weighted
                                                                                      Average       Average
                                                                                      Exercise     Remaining
                                                                     Options           Price       Term (yrs)
         Options outstanding at December 31, 2005                    737,170           $19.61
         Granted                                                          --
         Exercised                                                       176           $12.64
         Forfeited                                                        --
         Options outstanding at March 31, 2006                       736,994           $19.61          7.1
         Options exercisable at March 31, 2006                       292,176           $16.11          8.1

8.       Interest Rate Swaps

         For asset/liability management purposes, The Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific liabilities which have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

         The Company currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans. Interest rate swaps are contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount ($60 million) on which interest payments are based is not exchanged. During the quarter ended September 30, 2005, the Company recorded expense in the amount of $676 thousand in other operating expenses which reflects the fair value of the interest rate swaps resulting from the Company not meeting the upfront documentation and the effectiveness assessment requirements of SFAS No.
         133. As of October 1, 2005 and March 31, 2006 the Company has completed documentation determining the effectiveness of each hedge using the Volatility Reduction Measure ("VRM"). It was determined that these swaps are effective and are treated as fair value hedges.

         At March 31, 2006 and December 31, 2005, the information pertaining to outstanding interest rate swap agreement used to hedge fixed rate loans and investments is as follows:

                                                           Mar. 31      Dec. 31
          (in thousands)                                    2006          2005
                                                            ----          ----
          Notional Amount                                  $60,000      $60,000
          Weighted average pay rate                           4.79%        4.40%
          Weighted average receive rate                       3.87%        3.87%
          Weighted average maturity (years)                   4.3          4.5
          Fair value relating to interest rate swaps       ($1,447)     ($1,281)

9.       Variable Interest Entities ("VIE")

         Royal Bancshares, together with a real estate development company, formed Royal Scully Associates, G.P. ("Royal Scully") in September 2005. Royal Scully was formed to convert an apartment complex into condominiums in Blue Bell, Pennsylvania. The development company is the general partner of Royal Scully. Royal Bancshares invested 66% of the initial capital contribution, or $2.5 million, with the development company holding the remaining equity interest. In addition The Company holds two notes totaling $9.2 million with a competitive term and interest rate. Upon the repayment of the initial capital contributions and preferred return, distributions will convert to 50% for the Company and 50% for the development company. Royal Scully had total assets of $60.4 million and total borrowings of $47.4 million, of which $-0- is guaranteed by the Company. The Company has determined that Royal Scully is a VIE and it is the primary beneficiary. The Company's exposure to loss due to its investment is $11.3 million at March 31, 2006.

         Royal Bancshares, together with a real estate investment company, formed 212 C Associates, L.P. ("212 C") in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the investment company. On June 7, 2005, 212 C made a distribution to the Company of approximately $4.0 million which paid back the Company's original investment and accrued preferred return. In addition, the Company recorded a profit of $1.8 million as result of this distribution during the second quarter of 2005. As a result of the transaction the Company no longer qualifies as the primary beneficiary and discontinued consolidating this VIE into the Company's financial statement beginning with the second quarter of 2005.

         Royal Bancshares, together with a real estate development company, formed Brook View Investors, L.L.C. ("Brook View") in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. On October 19, 2005, the Company sold its ownership interest in Brook View which resulted in an after tax gain of approximately $3.3 million. As a result of the sale the Company discontinued consolidating the financial statements of Brook View during the fourth quarter of 2005.

         Royal Bancshares, together with a real estate development company, formed Burrough's Mill Apartment, L.L.C. ("Burrough's Mill") in December 2001. Burrough's Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. On October 19, 2005, the Company sold its ownership interest in Burrough's Mill which resulted in an after tax gain of approximately $7.6 million. As a result of the sale the Company discontinued consolidating the financial statements of Burrough's Mill during the fourth quarter of 2005.

         Royal Bancshares, together with a real estate development company, formed Main Street West Associates, L.P. ("Main Street") in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. On June 30, 2005, Main Street sold the property and paid back the Company's original investment plus the accrued preferred return in full. As a result of the sale the Company discontinued consolidating the financial statements of Main Street during the second quarter of 2005.

         Trust Preferred Securities

         Management has determined that The Company Capital Trust I/II ("the Trusts") qualify as VIE's under FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities," as revised. The Trusts have previously issued mandatory redeemable trust preferred securities to investors and loaned the proceeds to The Company.

         The Company adopted the provision under the revised interpretation, FIN 46(R), in the first quarter of 2004. Accordingly, The Company does not consolidate the Trust. FIN 46(R) precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the Trusts' expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts to be included in other assets as of March 31, 2006 and the corresponding increase in outstanding debt of $774 thousand. In addition, income received on the Company's stock investment is included in other income.

10.      Income Taxes.

         Total income tax expense for the three months ended March 31, 2006 was $2.5 million, as compared to $1.8 million for the same period in 2005. The effective tax rate for the three months ended March 31, 2006, was 31.6% compared to the 29.0% for the same period in 2005.

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

         A summary of the Company's commitments is as follows:

           (in thousands)              MARCH 31, 2006          DECEMBER 31,2005
                                       --------------          ----------------
           Open-end lines of credit             3,005                     2,954
           Loan commitments                   154,085                   173,461
           Letters of credits                   5,056                     3,228
                                              -------                   -------
           Total                              162,146                   179,643
                                              =======                   =======

12.      Recent Accounting Pronouncements

         In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of SFAS No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No.155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material effect on the results of operations or the statement of condition.

         In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets an amendment of SFAS No. 140 (SFAS 140 and SFAS 156). SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS No. 156 for the fiscal year beginning January 1, 2007 and currently has not determined if it will adopt SFAS No. 156 using the fair value election.

         In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial statements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month period ended March 31, 2006. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company's 2005 Form 10-K. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.

Forward-Looking Statements.

         From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, credit quality, credit risk, reserve adequacy, liquidity, new products, and similar matter in this and other filings with the Securities and Exchange Commission. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to material different from the future results, performance or achievement expressed or implied by such forward-looking statements. When the Company uses words such as "expect," "believe," "anticipate," "should," "estimate," or similar expressions, the Company is making a forward-looking statement. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the "safe harbor," the Company provides the following cautionary statement which identifies certain factors that could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

Certain risks and uncertainties could affect the future financial results of the Company including the following:

              o The effect of general economic conditions, including their impact on capital expenditures, credit risk, consumer confidence and savings rates.
              o Changes in interest rates and their impact on the level of deposits, loan demand and the value of loan collateral.
              o   Business conditions in the banking industry.
              o   The bank regulatory environment.
              o   The accuracy of management's assumptions.
              o   The ability of the Company to adapt to rapidly changing
                  technology and evolving banking industry standards.
              o   Competitive factors, including increased competition with
                  community, regional and national financial institutions.
              o The risk that anticipated demand for the Company's new service and product offerings will not occur.

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

Non-performing loans

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $2.9 million at March 31, 2006, as compared to $4.4 million at December 31, 2005, a decrease of $1.5 million. This decrease is primarily attributed to multiple payments totaling approximately $860 thousand received from a participation loan secured by a pool of golf courses, charge-offs during the quarter of approximately $124 thousand, and $153 thousand of loans being transferred to other real estate owned. Although the Company has non-performing loans of approximately $2.9 million at March 31, 2006, management believes it has adequate collateral to limit its credit risk with these loans.

The balance of impaired loans and loans on which the accrual of interest has been discontinued, was approximately $12.3 million and $10.0 million at March 31, 2006 and December 31, 2005, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements or where there is a significant reduction in collateral associated with the loan. As of March 31, 2006 the company had five loans in the amount of $9.4 million that are considered to be potential problem loans with a specific reserve of $1.3 million. The $1.3 million associated with impaired loans consist of: $1.0 million related to a golf course in New Jersey, $249 thousand for a hotel under construction in New Orleans and approximately $50 thousand associated with residential loans. During the quarter a loan to a hospital in Louisiana was restructured to modify the payment terms. Based upon a review of the collateral value a specific reserve was not applied. The income that was recognized on impaired loans during the three-month period ended March 31, 2006 was $139 thousand. The cash collected on impaired loans during the same period ended March 31, 2006 was $1.0 million, of which $938 thousand was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

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

       The Company currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments. Interest rate swaps are contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount ($60 million) on which interest payments are based is not exchanged.

FINANCIAL CONDITION

         Total consolidated assets as of March 31, 2006 were $1.317 billion, an increase of $16 million from the $1.301 billion reported at year-end, December 31, 2005. This increase is primarily due to a $44 million increase in the loan balance which was funded by an increase in deposit balances and a reduction of $21 million of available for sale securities due to maturities and the $10.6 million reduction in cash and cash equivalents.

         Total loans increased $44.0 million from the $549.6 million level at December 31, 2005 to $593.6 million at March 31, 2006. This increase is attributed to an increase in lending staff, competitive interest rates and expansion of the Company's lending area into the Virginia, Washington D.C. and Northern New Jersey area. The year-to-date average balance of loans was $565.8 million at March 31, 2006 compared to $480.2 million for the same three month period in 2005.

          The allowance for loan loss increased $274 thousand to $10.6 million at March 31, 2006 from $10.3 million at December 31, 2005. The $274 thousand increase was attributed to recording a provision of $335 thousand offset by net charge offs of $61 thousand. The level of allowance for loan loss reserve represents approximately 1.8% of total loans at March 31, 2006 versus 1.9% at December 31, 2005. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Analysis of the Allowance for Loan losses by loan type

                                                  MARCH 31, 2006                DECEMBER 31, 2005

                                                                                          Percent of
                                                                                            loans
                                             Reserve      Percent of loans     Reserve     in each
                                              Amount          in each          Amount      category
                                               (in          category to         (in        to total
                                            thousands)      total loans       thousands)    loans
   Domestic
       Construction loans                    $ 4,765            33.04%         $ 3,397       31.43%
       Single family residents               $   734             5.21%         $   925        7.74%
       Tax certificates                           --             5.62%              --        6.44%
       Real estate - non-residential         $ 4,008            44.81%         $ 5,132       43.19%
       Real estate - multi-family            $   463             4.51%         $   277        4.51%
       Commercial and industrial             $   455             5.59%         $   494        5.45%
       Installment loans to individual       $    20              .39%         $    41         .70%
       Lease financing                       $   108              .83%         $    75         .54%
   Foreign                                        --               00%              --          00%
   Unallocated                              ($     3)              N/A        ($    65)         N/A
                                             -------           -------         -------      -------
                                             $10,550           100.00%         $10,276      100.00%
                                             =======           =======         =======      =======

         Total investment securities decreased $20.8 million to $578.0 million at March 31, 2006, from $598.8 million at December 31, 2005. This decrease in total investment securities during the first quarter of 2006 is primarily attributable to $11.5 million of corporate bonds maturing along with principal payments received from mortgaged-back securities.

         Total cash and cash equivalents decreased $10.6 million from the $30.9 million level at December 31, 2005 to $20.3 million at March 31, 2006. This decrease was primarily attributed to the funding of loan originations during the period and payments to reduce overnight advance balance.

         Total deposits, the primary source of funds, increased $21.5 million to $718.9 million at March 31, 2006, from $697.4 million at December 31, 2005. The balance of brokered deposits was $151.1 million, representing approximately 21% of total deposits at March 31, 2006. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

         Total borrowings decreased $4.9 million to $422.2 million at March 31, 2006, from $427.1 million at December 31, 2005. This decrease is primarily attributed to a reduction of overnight borrowings resulting from a decline in the investment portfolio and an increase in deposits.

         Consolidated stockholders' equity increased $313 thousand to $155.8 million at March 31, 2006 from $155.5 million at December 31, 2005. This increase is primarily due to increased earnings offset by a cash dividend paid and a decline in market value of the Company's available for sale portfolio.

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

         Consolidated net income for the three months ended, March 31, 2006 was $5.3 million or $0.42 basic earnings per share, as compared to net income of $4.3 million or $0.34 basic earnings per share for the same three month period in 2005.

         For the first quarter of 2006, net interest income was $11.3 million as compared to $9.8 million for the same quarter in 2005, an increase of $1.5 million. This increase is primarily due to an increase in the average loan balances along with an increase of interest rates on variable rate loans.

         There was a $335 thousand provision for loan losses taken during the first quarter of 2006 as compared to $1 thousand taken during the first quarter of 2005, an increase of $334 thousand. This increase is primarily due to an increase in the loan balance where the amount was determined according to documentation required by SAB No. 102. Charge-offs and recoveries for the first quarter of 2006 were $124 thousand and $63 thousand, as compared to $33 thousand and $8 thousand for the first quarter of 2005, respectively. Overall, management considers the current level of allowance for loan losses to be adequate at March 31, 2006.

         Total non-interest income for the three-month period ended March 31, 2006 was $3.0 million as compared to $2.6 million for the same three-month period in 2005. This increase is primarily attributed to the sale of other real estate owned which included a $949 thousand gain from the sale of a bowling alley in Texas. This increase was partially offset by a reduction in income related to VIE's, due to 2006 including only Royal Scully whereas in 2005 income related to VIE's include four investments.

         Total non-interest expense for the three months ended March 31, 2006 was $6.2 million, as compared to $6.4 million for the same period in 2005, a decrease of $200 thousand. The decrease is primarily attributed to expenses related to VIE's which was partially offset by the recording of stock option expense in the amount of $178 thousand and an increase in minority interest expense.

         Total income tax expense for the three months ended March 31, 2006 was $2.5 million, as compared to $1.8 million for the same period in 2005. This increase is attributed to an increase in earnings during 2006 as compared to 2005. The effective tax rate for the three months ended March 31, 2006, was 31.6% compared to the 29.0% for the same period in 2005.

CAPITAL ADEQUACY

         The Company and its banking subsidiary are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total "risk weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At March 31, 2006, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

         The table below provides a comparison of Royal Bancshares of Pennsylvania's and Royal Bank's risk-based capital ratios and leverage ratios:

                                           ROYAL BANCSHARES                       ROYAL BANK
                                        MARCH 31,       DEC 31,             MARCH 31,        DEC 31,
                                          2006           2005                2006             2005
                                          ----           ----                ----             ----
    CAPITAL LEVELS
      Tier 1 leverage ratio              14.2%           14.2%               10.4%            10.4%
      Tier 1 risk-based ratio            18.3%           18.8%               13.5%            13.8%
      Total risk-based ratio             19.4%           19.8%               14.6%            14.9%

    CAPITAL PERFORMANCE
      Return on average assets            1.7%(1)         2.5%                1.7%(1)          2.6%
      Return on average equity           13.9%(1)        22.0%               16.3%(1)         27.0%

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

         The liquidity ratio of the Company remains adequate at approximately 28% and exceeds the Company's target ratio set forth in the Asset/Liability Policy. The Company's level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

         In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2006:

INTEREST RATE SENSITIVITY
(IN MILLIONS)                                       DAYS
                                          --------------------------    1 TO 5        OVER 5       NON-RATE
ASSETS                                      0 - 90       91 - 365        YEARS         YEARS       SENSITIVE       TOTAL
------                                    ---------------------------------------------------------------------------------
Interest-bearing deposits in banks               $4.2          $0.0          $0.0          $0.0         $15.1         $19.3
Federal funds sold                                1.0           0.0           0.0           0.0           0.0           1.0
Investment securities:
       Available for sale                         8.5          20.7         187.6          93.4          (3.8)        306.4
       Held to maturity                          25.0          26.1         204.1           0.0           0.0         255.5
                                          ---------------------------------------------------------------------------------
    Total investment securities                  33.5          46.8         392.0          93.4          (3.8)        561.9
Loans:
       Fixed rate                                10.7          24.2         140.5          38.2           0.0         213.6
       Variable rate                            269.5          57.4          54.3           0.0         (10.5)        370.7
                                          ---------------------------------------------------------------------------------
    Total loans                                 280.2          81.6         194.8          38.2         (10.5)        584.3
Other assets                                     38.4           0.0           0.0           0.0         111.9         150.3
                                          ---------------------------------------------------------------------------------
    Total Assets                               $357.3        $128.4        $586.8        $131.6        $112.7      $1,316.8
                                          =================================================================================

LIABILITIES & CAPITAL
Deposits:
       Non interest bearing deposits             $0.0          $0.0          $0.0          $0.0         $67.1         $67.1
       Interest bearing deposits                 26.5          79.5         196.9           0.0           0.0         302.9
       Certificate of deposits                   62.1          82.4         201.0           3.3           0.0         348.8
                                          ---------------------------------------------------------------------------------
    Total deposits                               88.6         161.9         397.9           3.3          67.1         718.9
Borrowings (1)                                  106.5          12.9         212.5          42.9          47.4         422.2
Other liabilities                                 0.0           0.0           0.1           0.0          19.8          19.9
Capital                                           0.0           0.0           0.0           0.0         155.8         155.8
                                          ---------------------------------------------------------------------------------
    Total liabilities & capital                $195.1        $174.8        $610.5         $46.2        $290.1      $1,316.8
                                          =================================================================================

Net  interest rate  GAP                        $162.2        ($46.4)       ($23.7)        $85.4       ($177.4)
                                          ===================================================================

Cumulative interest rate  GAP                  $162.2        $115.8         $92.1        $177.4
                                          ===================================================================
GAP to total  assets                              12%           (4%)
                                          =========================
GAP to total equity                              104%          (30%)
                                          =========================
Cumulative GAP to total assets                    12%            9%
                                          =========================
Cumulative GAP to total equity                   104%           74%
                                          =========================

(1) The $60.3 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

         Royal Bancshares' exposure to interest rate risk is mitigated somewhat by a portion of the Company's loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information presented in the Liquidity and Interest Rate Sensitivity section of the Management's Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

         We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

         There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are limits on resources, and the benefits of controls must be considered relative to their costs and their impact on the business model. We intend to continue to improve and refine our internal control over financial reporting.

(b) Changes in internal controls.

          There has not been any change in our internal control over financial reporting during our quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                               RECENT DEVELOPMENTS

On February 20, 2006, the Company announced the appointment of Patrick J. McCormick to its Board of Directors.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The company does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

         In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt FAS 156 for the fiscal year beginning January 1, 2007 and currently has not determined if it will adopt FAS 156 using the fair value election.

         In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial statements.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None

ITEM 1A. RISK FACTORS

         There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE SECURITY HOLDERS

 None


ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS

        (a)
            31.1 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on May 9, 2006.

            31.2 Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey
                  T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on May 9, 2006.

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on May 9, 2006.

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on May 9, 2006.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
                                  (Registrant)





Dated: May 9, 2006              /s/ Jeffrey T. Hanuscin
                                -----------------------
                                Jeffrey T. Hanuscin
                                Chief Financial Officer