Form 10-K/A
period 2004-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2006-06-09
CIK 922487

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                                   (MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004
                                             -----------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the transition period from _______________________ to ______________________

                         Commission File Number 0-26366
                                                -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                                 23-2812193
---------------------------------------------      -----------------------------
       (State of other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

732 MONTGOMERY AVENUE, NARBERTH, PENNSYLVANIA                  19072
---------------------------------------------      -----------------------------
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of "accelerated filer and large accelerated filer" in Exchange Act Rule 12b-2 (check one).
Large accelerated filer [ ] Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
[ ] Yes  [X] No

The aggregate market value of Registrant's Common Stock held by non-affiliates is $96,871,266, based on the June 30, 2005 closing price of the Registrant's Common Stock of $22.96 per share (restated for stock dividend).

As of February 28, 2006, the Registrant had 10,700,513 and 1,992,156 shares outstanding of Class A and Class B common stock, respectively.

                                EXPLANATORY NOTE

The Company is amending the signature page of the December 31, 2004 Form 10-K, solely to eliminate the conformed signature of Director Lee Tabas, which was inadvertently included in the electronic filing.

The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K, as amended, and the disclosures have not been updated to speak as of any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set froth in the Form 10-K, as previously amended. All information contained in this Amendment No. 2 and the Form 10-K is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

Pursuant to SEC Rule 12b-15, in connection with this Amendment No. 2 on Form 10-K/A, the Company is filing updated Exhibits 31(v), 31(vi), 32(iii) and 32(iv).

                        --------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

/s/ Joseph P. Campbell
----------------------
Joseph P. Campbell
Chief Executive Officer
March 14, 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES
             ----------

By: /s/ Joseph P. Campbell                              March 14, 2005.
-------------------------------------
Joseph P. Campbell
CEO/President/Director

By: /s/ Jeffrey T. Hanuscin                             March 14, 2005.
-------------------------------------
Jeffrey T. Hanuscin
Chief Financial Officer

By:/s/ James J. McSwiggan                               March 14, 2005.
-------------------------------------
James J. McSwiggan
Director/Executive Vice President

By:/s/Robert R. Tabas                                   March 14, 2005.
-------------------------------------
Robert R. Tabas
Chairman of the Board

By:/s/ Albert Ominsky                                   March 14, 2005.
-------------------------------------
Albert Ominsky
Director

By:/s/ Anthony J. Micale                                March 14, 2005.
-------------------------------------
Anthony J. Micale
Director

By:/s/ Gregory T. Reardon                               March 14, 2005.
-------------------------------------
Gregory T. Reardon
Director

By:/s/ Murray Stempel,III                               March 14, 2005.
-------------------------------------
Murray Stempel, III
Director/ Senior Vice President

By:/s/ John M. Decker                                   March 14, 2005.
-------------------------------------
John M. Decker
Director/ Senior Vice President

By:/s/ Carl M. Cousins                                  March 14, 2005.
-------------------------------------
Carl M. Cousins
Director

By:
-------------------------------------
Lee E. Tabas
Director

By:/s/ Jack R. Loew                                     March 14, 2005.
-------------------------------------
Jack R. Loew
Director

By:/s/ Howard Wurzak                                    March 14, 2005.
-------------------------------------
Howard Wurzak
Director

By:/s/ Evelyn Rome Tabas                                March 14, 2005.
-------------------------------------
Evelyn Rome Tabas
Director

By:/s/ Mitchell L. Morgan                               March 14, 2005.
-------------------------------------
Mitchell L. Morgan
Director

By:/s/ Edward B. Tepper                                 March 14, 2005.
-------------------------------------
Edward B. Tepper
Director

By:/s/ Linda Tabas Stempel                              March 14, 2005.
-------------------------------------
Linda Tabas Stempel
Director

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Financial Statements

         None

(b)   Exhibit Index


         31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32.1 Section 1350 Certification of Chief Executive Officer
         32.2 Section 1350 Certification of Chief Financial Officer

(c)   Financial Statement Schedules

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.


ROYAL BANCSHARES OF PENNSYLVANIA, INC.


/s/ Joseph P. Campbell
----------------------
Joseph P. Campbell
Chief Executive Officer
June 8, 2006.