Form 10-K/A
period 2005-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2006-06-09
CIK 922487

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

                   For the fiscal year ended DECEMBER 31, 2005
                                -----------------
                                                        or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
 For the transition period from _______________________ to _____________________

                         Commission File Number 0-26366
                                     -------

                     ROYAL BANCSHARES OF PENNSYLVANIA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                                   23-2812193
---------------------------------------------             ----------------------
       (State of other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

732 MONTGOMERY AVENUE, NARBERTH, PENNSYLVANIA                    19072
---------------------------------------------             ----------------------
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

Securities registered pursuant to Section 12(b) of the Act:            NONE

Securities registered pursuant to Section 12(g) of the Act:            CLASS A COMMON STOCK ($2.00 PAR VALUE)
                                                                       CLASS B COMMON STOCK ($.10 PAR VALUE)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of "accelerated filer and large accelerated filer" in Exchange Act Rule 12b-2 (check one).
Large accelerated filer [ ] Accelerated filer [X]   Non-accelerated filer [ ]

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

                                EXPLANATORY NOTE

The Company is amending the signature page of the December 31, 2005 Form 10-K, solely to eliminate the conformed signature of Director Lee Tabas, which was inadvertently included in the electronic filing.

The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K, and the disclosures have not been updated to speak as of any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set froth in the Form 10-K, as previously amended. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

Pursuant to SEC Rule 12b-15, in connection with this Amendment No. 1 on Form 10-K/A, the Company is filing updated Exhibits 31(v), 31(vi), 32(iii) and 32(iv).

                        --------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ROYAL BANCSHARES OF PENNSYLVANIA, INC.


/s/ Joseph P. Campbell
----------------------
Joseph P. Campbell
Chief Executive Officer
March 15, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURES
             ----------


By: /s/ Joseph P. Campbell                              March 15, 2006.
-------------------------------------
Joseph P. Campbell
CEO/President/Director

By: /s/ Jeffrey T. Hanuscin                             March 15, 2006.
-------------------------------------
Jeffrey T. Hanuscin
Chief Financial Officer

By: /s/ James J. McSwiggan                              March 15, 2006.
-------------------------------------
James J. McSwiggan
Director/Executive Vice President

By: /s/ Robert R. Tabas                                  March 15, 2006.
-------------------------------------
Robert R. Tabas
Chairman of the Board

By: /s/ Albert Ominsky                                  March 15, 2006.
-------------------------------------
Albert Ominsky
Director

By: /s/ Anthony J. Micale                               March 15, 2006.
-------------------------------------
Anthony J. Micale
Director

By: /s/ Gregory T. Reardon                              March 15, 2006.
-------------------------------------
Gregory T. Reardon
Director

By: /s/ Murray Stempel,III                              March 15, 2006.
-------------------------------------
Murray Stempel, III
Director/ Senior Vice President

By: /s/ John M. Decker                                  March 15, 2006.
-------------------------------------
John M. Decker
Director/ Senior Vice President

By: /s/ Carl M. Cousins                                 March 15, 2006.
-------------------------------------
Carl M. Cousins
Director

By:
-------------------------------------
Lee E. Tabas
Director

By: /s/ Jack R. Loew                                    March 15, 2006.
-------------------------------------
Jack R. Loew
Director

By: /s/ Howard Wurzak                                   March 15, 2006.
-------------------------------------
Howard Wurzak
Director

By: /s/ Evelyn Rome Tabas                               March 15, 2006.
-------------------------------------
Evelyn Rome Tabas
Director

By: /s/ Mitchell L. Morgan                              March 15, 2006.
-------------------------------------
Mitchell L. Morgan
Director

By: /s/ Edward B. Tepper                                March 15, 2006.
-------------------------------------
Edward B. Tepper
Director

By: /s/ Linda Tabas Stempel                             March 15, 2006.
-------------------------------------
Linda Tabas Stempel
Director

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


ROYAL BANCSHARES OF PENNSYLVANIA, INC.



/s/ Joseph P. Campbell
----------------------
Joseph P. Campbell
Chief Executive Officer
June 6, 2006.