Form 10-Q
period 2006-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2006-08-07
CIK 922487

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: June 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to ____________

Commission file number: 0-26366

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

(Exact name of the registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporated or organization)	23-2812193 (IRS Employer identification No.)

732 Montgomery Avenue, Narberth, PA 19072

(Address of principal Executive Offices)

(610) 668-4700

(Registrant’s telephone number, including area code)

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

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-  accelerated filer. See definitions of large accelerated filer and accelerated filer in Rule 12-b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock $2.00 par value Class B Common Stock $.10 par value	Outstanding at July 31, 2006 10,710,306 Outstanding at July 31, 2006 2,009,196

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2006	Dec. 31, 2005

	(unaudited)
ASSETS
Cash and due from banks	$20,919	$17,095
Federal funds sold	2,350	13,800

Total cash and cash equivalents	23,269	30,895
Investment securities held to maturity (“HTM”) (fair value of $250,038 at June 30, 2006 and $253,198 at December 31, 2005)	255,446	255,467
Investment securities available for sale (“AFS”) –at fair value	309,801	326,189
FHLB Stock, at cost	16,415	17,073
Loans held for sale	1,619	803
Loans	635,772	549,636
Less allowance for loan losses	11,466	10,276

Net Loans	624,306	539,360
Premises and equipment, net	8,073	8,373
Real estate owned via equity investments	54,623	58,209
Accrued interest receivable	15,511	14,843
Bank owned life insurance	22,484	22,059
Other assets	27,662	27,748

Total Assets	$1,359,209	$1,301,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing deposits	$63,996	$75,754
Interest bearing (includes certificates of deposit in excess of $100 which was $252,186 at June 30, 2006 and $203,611 at December 31, 2005)	694,449	621,655

Total deposits	758,445	697,409
Accrued interest payable	7,579	6,606
Other liabilities	11,206	11,879
Borrowings	352,500	354,000
Obligations related to equity investments in real estate	45,653	47,356
Subordinated debentures	25,744	25,774

Total liabilities	1,201,127	1,143,024
Minority interests	2,164	2,487
Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 10,707,679 at June 30, 2006 and 10,699,592 at December 31, 2005	21,415	21,400
Class B, par value $0.10 per share; authorized, 3,000,000 2,009,403 at June 30, 2006 and 1,992,957 at December 31, 2005	201	199
Undistributed Class B shares	—	2
Additional paid in capital	104,336	104,285
Retained earnings	35,703	32,827
Accumulated other comprehensive loss	(3,472)	(940)

	158,183	157,773
Treasury stock – at cost, shares of Class A, 215,388 at June 30, 2006 and December 31, 2005.	(2,265)	(2,265)

Total stockholders’ equity	155,918	155,508

Total liabilities and stockholders’ equity	$1,359,209	$1,301,019

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three-months ended June 30,

(in thousands, except per share data)	2006	2005

Interest income
Loans, including fees	$15,494	$12,166
Investment securities held to maturity	2,944	2,227
Investment securities available for sale	4,234	4,908
Deposits in banks	11	18
Federal funds sold	5	11

TOTAL INTEREST INCOME	22,688	19,330

Interest expense
Deposits	6,385	4,069
Borrowings	5,244	3,626

TOTAL INTEREST EXPENSE	11,629	7,695

NET INTEREST INCOME	11,059	11,635
Provision for loan losses	963	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,096	11,635

Other income
Service charges and fees	354	288
Net gains (losses) on sales of investment securities	161	(88)
Income related to equity investments	1,331	2,952
Gains on sales of other real estate	81	404
Gains on sales of loans	174	103
Other income	799	221

TOTAL OTHER INCOME	2,900	3,880

Other expenses
Salaries and wages	2,609	2,391
Employee benefits	840	1,550
Occupancy and equipment	892	408
Expenses related to equity investments	434	968
Other operating expenses	1,633	2,252

TOTAL OTHER EXPENSE	6,408	7,569

INCOME BEFORE INCOME TAXES	6,588	7,946
Income taxes	2,002	704

NET INCOME	$4,586	$7,242

Per share data
Net income – basic	$0.36	$0.57

Net income – diluted	$0.36	$0.56

Cash dividends– Class A shares	$0.275	$0.25

Cash dividends– Class B shares	$0.31625	$0.2875

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six-months ended June 30,

(in thousands, except per share data)	2006	2005

Interest income
Loans, including fees	$29,590	$22,292
Investment securities held to maturity	5,800	4,475
Investment securities available for sale	8,663	9,697
Deposits in banks	23	41
Federal funds sold	25	29

TOTAL INTEREST INCOME	44,101	36,534

Interest expense
Deposits	11,848	8,079
Borrowings	9,859	6,982

TOTAL INTEREST EXPENSE	21,707	15,061

NET INTEREST INCOME	22,394	21,473
Provision for loan losses	1,299	1

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,095	21,472

Other income
Service charges and fees	708	581
Net gains on sales of investment securities	244	162
Income related to equity investments	2,109	4,395
Gains on sales of other real estate	1,574	693
Gains on sales of loans	217	228
Other income	1,046	434

TOTAL OTHER INCOME	5,898	6,493

Other expenses
Salaries and wages	5,054	4,705
Employee benefits	1,653	2,126
Occupancy and equipment	1,296	817
Expenses related to equity investments	710	1,788
Other operating expenses	3,883	4,492

TOTAL OTHER EXPENSE	12,596	13,928

INCOME BEFORE INCOME TAXES	14,397	14,037
Income taxes	4,465	2,474

NET INCOME	$9,932	$11,563

Per share data
Net income – basic	$0.78	$0.90

Net income – diluted	$0.77	$0.89

Cash dividends– Class A shares	$0.55	$0.50

Cash dividends– Class B shares	$0.6325	$0.5750

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Six Months ended June 30, 2006

(UNAUDITED)

(in thousands, except per share data)	Class A common stock		Class B common stock		Un- Distributed B-shares	Additional Paid in Capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock	Comprehensive income

	Shares	Amount	Shares	Amount

Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)
Net income	—	—	—	—		—	9,932	—	—	$9,932
Conversion of Class B common stock to Class A common stock	4	7	(3)	—		—	(8)	—	—	—
Issuance of un-distributed shares			20	2	(2)
Cash in lieu of fractional shares	—	—	—	—	—	—	(11)	—	—	—
Cash dividends on common stock (Class A $0.55, Class B $0.6325)	—	—	—	—		—	(7,037)	—	—	—
Stock options exercised	4	8	—	—	—	51	—	—	—	—
Other comprehensive loss, net of reclassifications and tax benefit of $823	—	—	—	—		—	—	(2,532)	—	(2,532)

Comprehensive income										$7,400

Balance, June 30, 2006	10,708	$21,415	2,010	$201	$—	$104,336	$35,703	$(3,472)	$(2,265)

The accompanying notes are an integral part of the financial statement.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Six Months ended June 30, 2005

(UNAUDITED)

(in thousands, except per share data)	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income

	Shares	Amount	Shares	Amount

Balance, January 1, 2005	10,277	$20,553	1,939	$194	$92,037	$26,558	$(2,265)	$3,799
Net income	—	—	—	—	—	11,563	—	—	$11,563
Conversion of Class B common stock to Class A
Common stock	6	12	(4)	(1)	—	(11)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
2% stock dividend declared	201	402	39	4	6,640	(7,046)	—	—
Cash dividends on common stock	—	—	—	—	—		—	—	—
(per share: Class A $0.50 and Class B $0.575)						(6,271)
Cash in lieu of fractional shares	—	—	—	—	—	(12)	—	—	—
Stock options exercised	10	20	—	—	151	—	—	—	—
Other comprehensive loss, net of reclassification adjustment and tax benefit of $190.	—	—	—	—	—	—	—	(542)	(542)

Comprehensive income									$11,021

Balance, June 30, 2005	10,494	$20,987	1,974	$197	$98,828	$24,781	$(2,265)	$3,257

The accompanying notes are an integral part of the financial statement

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six months ended June 30,

(in thousands)

	2006	2005

Cash flows from operating activities
Net income	$9,932	$11,563
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	749	1,440
Stock compensation expense	357	—
Provision for loan losses	1,299	1
Net accretion of discounts and premiums on loans, mortgage-backed securities and investments	6,359	(1,901)
Provision for deferred income taxes	(3,451)	(135)
Gains on sales of other real estate	(1,574)	(693)
Gains on sales of loans	(217)	(228)
Net gains on sales of investment securities	(244)	(162)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(668)	1,060
(Decrease) increase in other assets	1,788	(1,963)
Increase in accrued interest payable	973	205
(Decrease) in other liabilities	(1,203)	(612)

Net cash provided by operating activities	14,100	8,575
Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	—	36,650
Proceeds from calls/maturities of AFS investment securities	25,552	12,727
Proceeds from sales of AFS investment securities	4,230	6,345
Purchase of AFS investment securities	(18,375)	(15,137)
Purchase of HTM investment securities	—	(65,025)
Redemption (Purchase) of FHLB Stock	658	(6,050)
Net increase in loans	(87,885)	(41,457)
(Purchase) of premises and equipment	(299)	(548)
Deconsolidation of premises and equipment relating to VIE	—	12,976
Sales of premises and equipment relating to VIE	3,586	4,498

Net cash used in investing activities	(72,533)	(55,021)
Cash flows from financing activities:
Net decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(15,172)	(108,220)
Net increase in certificates of deposit	76,208	66,957
Mortgage payments	(37)	(34)
Net (decrease) increase in FHLB borrowings	(1,500)	108,500
Obligations through equity investments	(1,703)	(13,484)
Cash dividends	(7,037)	(6,271)
Cash in lieu of fractional shares	(11)	(12)
Issuance of common stock under stock option plans	59	171

Net cash provided by financing activities	50,807	47,607
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,626)	1,161
Cash and cash equivalents at beginning of period	30,895	27,109

Cash and cash equivalents at end of period	$23,269	$28,270

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc (“Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Asian Bank (effective July 17, 2006, prior thereto, a division of Royal Bank America) and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, and its two 60% ownership interests in Crusader Servicing Corporation and Royal Bank America Leasing, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FIN 46(R). These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. Applications of the principles in the Company’s preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

2.	Segment Information

The Company’s Community Banking segment consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank. For example, lending is dependent upon the ability of Royal Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk.

Tax lien operation

The Company’s Tax Lien Operation does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking segment. The Company’s Tax Lien Operation consists of purchasing delinquent tax certificates from local municipalities at auction. The tax lien segment is in the business of purchasing delinquent tax liens from municipalities and then processing those liens to either encourage the property holder to payoff the lien, or to foreclose and sell the property. The tax lien operation earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties.

Equity investments

As of June 30, 2006, the Company is reporting on a consolidated basis its interest in one Equity Investment as a Variable Interest Entity (“VIE”) which has different characteristics than the Community Banking segment. The Company has an equity investment in an apartment complex that is being converted into condominiums and a single tenant commercial building.

As of June 30, 2005, the Company reported on a consolidated basis its interest in two equity investments as VIE’s which has different characteristics than the Community Banking segment. The Company had investments in two apartment complexes.

Royal Bancshares’ investments in VIE’s is further discussed in Note 9.

The following table presents selected financial information for reportable business segments for the three month and six month periods ended June 30, 2006 and 2005.

	Three months ended June 30, 2006

(in thousands)	Community Banking	Tax Lien Operation	Equity Investments	Consolidated

Total assets	$1,266,871	$44,886	$47,452	$1,359,209

Total deposits	758,445	—	—	758,445

Interest income	$21,601	$1,087	—	$22,688
Interest expense	9,907	832	890	11,629

Net interest income	11,694	255	(890)	11,059
Provision for loan losses	962	1	—	963
Other income	1,356	213	1,331	2,900
Other expense	5,728	247	433	6,408
Income tax expense	1,973	29	—	2,002

Net income	$4,387	$191	$8	$4,586

	Three months ended June 30, 2005

(in thousands)	Community Banking	Tax Lien Operation	Equity Investments	Consolidated

Total assets	$1,164,373	$51,358	$47,968	$1,263,699

Total deposits	701,119	—	—	701,119

Interest income	$18,204	$1,126	—	$19,330
Interest expense	6,775	659	261	7,695

Net interest income	11,429	467	(261)	11,635
Provision for loan losses	—	—	—	—
Other income	566	362	2,952	3,880
Other expense	6,038	563	968	7,569
Income tax expense	636	68	—	704

Net income	$5,321	$198	$1,723	$7,242

Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $832 thousand and $659 thousand for the three-month periods ended June 30, 2006, and 2005, respectively. Interest paid to the Community Banking segment by the Equity Investment segment was approximately $233 thousand and none for the three-month June 30, 2006 and 2005, respectively.

	Six months ended June 30, 2006

(in thousands)	Community Banking	Tax Lien Operation	Equity Investments	Consolidated

Total assets	$1,266,871	$44,886	$47,452	$1,359,209

Total deposits	758,445	—	—	758,445

Interest income	$41,796	$2,305	—	$44,101
Interest expense	18,536	1,670	1,501	21,707

Net interest income	23,260	635	(1,501)	22,394
Provision for loan losses	1,296	3	—	1,299
Other income	2,994	795	2,109	5,898
Other expense	11,165	722	709	12,596
Income tax expense	4,341	124	—	4,465

Net income	$9,452	$581	($101)	$9,932

	Six months ended June 30, 2005

(in thousands)	Community Banking	Tax Lien Operation	Equity Investments	Consolidated

Total assets	$1,164,373	$51,358	$47,968	$1,263,699

Total deposits	701,119	—	—	701,119

Interest income	$34,116	$2,418	—	$36,534
Interest expense	12,969	1,277	815	15,061
Provision for loan losses	—	1	—	1
Other income	1,645	453	4,395	6,493
Other expense	11,080	1,075	1,773	13,928
Income tax expense	2,357	117	—	2,474

Net income	$9,355	$401	$1,807	$11,563

Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $1.7 million and $1.3 million for the six-month periods ended June 30, 2006, and 2005, respectively. Interest paid to the Community Banking segment by the Equity Investment segment was approximately $463 thousand and none for the six-month June 30, 2006 and 2005, respectively

3.	Per Share Information

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. The Company has two classes of common stock currently outstanding. The classes are A and B, of which a share of Class B is convertible into 1.15 shares of Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. On December 22, 2005, the Company declared a 2% stock dividend payable on January 17, 2006. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (in thousands, except per share data):

	Three months ended June 30, 2006

	Income (numerator)	Average shares (denominator)	Per share Amount

Basic EPS
Income available to common shareholders	$4,586	12,801	$0.36
Effect of dilutive securities
Stock options		101	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$4,586	12,902	$0.36

	Three months ended June 30, 2005

	Income (numerator)	Average shares (denominator)	Per share Amount

Basic EPS
Income available to common shareholders	$7,242	12,796	$0.57
Effect of dilutive securities
Stock options		79	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$7,242	12,875	$0.56

No options were anti-dilutive for the three-month periods ended June 30, 2006 and June 30, 2005.

Note:

The stock dividend resulted in the issuance of 205,120 additional shares of Class A common stock and 19,426 additional shares of Class B common stock. In addition, there were 20,117 Class B shares issued to the Tabas Family Trust that were deferred at December 31, 2005 and paid out in June 2006.

	Six months ended June 30, 2006

	Income (numerator)	Average shares (denominator)	Per share Amount

Basic EPS
Income available to common shareholders	$9,932	12,800	$0.78
Effect of dilutive securities
Stock options		102	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$9,932	12,902	$0.77

	Six months ended June 30, 2005

	Income (numerator)	Average shares (denominator)	Per share Amount

Basic EPS
Income available to common shareholders	$11,563	12,794	$0.90
Effect of dilutive securities
Stock options		86	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$11,563	12,880	$0.89

No options were anti-dilutive for the six-month periods ended June 30, 2006 and June 30, 2005.

Note:

The stock dividend resulted in the issuance of 205,120 additional shares of Class A common stock and 19,426 additional shares of Class B common stock. In addition, there were 20,117 Class B shares issued to the Tabas Family Trust that were deferred at December 31, 2005 and paid out in June 2006.

4.	Investment Securities:

The carrying value and approximate market value of investment securities at June 30, 2006 are as follows:

(in thousands)	Amortized Purchased Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Carrying Value

Held to maturity:
Mortgage Backed	$146	$—	$—	$146	$146
US Agencies	195,000	—	(5,409)	189,591	195,000
Other Securities	60,300	1	—	60,301	60,300

	$255,446	$1	($5,409)	$250,038	$255,446

Available for sale:
Mortgage Backed	$30,110	$1	($1,375)	$28,736	$28,736
CMO’s	21,604	10	(330)	21,284	21,284
US Agencies	104,979	—	(5,580)	99,399	99,399
Other securities	158,450	3,259	(1,327)	160,382	160,382

	$315,143	$3,270	($8,612)	$309,801	$309,801

5.	Allowances for Loan Losses:

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,

(in thousands)	2006	2005

Balance at beginning period	$10,550	$12,495
Charge-offs
Single family residential	(50)	(97)
Non-residential	—	(2,162)
Tax certificates	(1)	—
Commercial and Industrial	—	—
Other loans	—	—

Total charge-offs	(51)	(2,259)
Recoveries
Single family residential	2	55
Non-residential	1	—
Tax certificates	—	—
Commercial and Industrial	1	3
Other loans	—	1

Total recoveries	4	59
Provision for loan losses	963	—

Balance at the end of period	$11,466	$10,295

	Six months ended June 30,

(in thousands)	2006	2005

Balance at beginning period	$10,276	$12,519

Charge-offs
Single family residential	(173)	(127)
Non-residential	(2)	(2,162)
Tax certificates	(1)	(1)
Commercial and Industrial	—	—
Other loans	—	(2)

Total charge-offs	(176)	(2,292)

Recoveries
Single family residential	57	58
Non-residential	4	—
Tax certificates	—	—
Commercial and Industrial	1	7
Other loans	5	2

Total recoveries	67	67

Provision for loan losses	1,299	1

Balance at the end of period	$11,466	$10,295

6.	Pension Plan

The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment. The Company’s policy is to fund pension costs allowable for income tax purposes.

Net periodic defined benefit pension expense for the three-months and six-months ended June 30, 2006 and 2005 included the following components:

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2006	2005	2006	2005

Service cost	$93	$206	$187	$412
Interest cost	85	65	170	130

Net periodic benefit cost	$178	$271	$357	$542

The total accumulated benefit obligation under the plan including adjustments is estimated to be $6.6 million at December 31, 2006.

7.	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No compensation expense for stock options was reflected in net income for the three and six months ended June 30, 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at the date of grant.

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised version of SFAS No.123) which requires measurement of the compensation cost for stock-based awards based on the grant date fair value and the recognition of compensation cost over the service period of stock based awards. The fair value of stock options is determined using a Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in the footnote disclosures required under SFAS No.123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock based awards.

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with what would have been reported using the intrinsic value under previous accounting.

	Three Months Ended June 30, 2006

(In thousands, except for per share data)	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported

Income before income taxes	$6,766	($178)	$6,588
Income taxes	$2,064	($62)	$2,002

Net Income	$4,702	($116)	$4,586

Basic earnings per share	$0.37	($0.01)	$0.36

Diluted earnings per share	$0.36	($0.00)	$0.36

	Three Months Ended June 30, 2005

(In thousands, except for per share data)	As Reported	SFAS 123(R) Adjustment	Proforma

Income before income taxes	$7,947	($271)	$7,676
Income taxes	$705	($95)	$610

Net Income	$7,242	($176)	$7,066

Basic earnings per share	$0.57	($0.01)	$0.56

Diluted earnings per share	$0.56	($0.01)	$0.55

	Six Months Ended June 30, 2006

(In thousands, except for per share data)	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported

Income before income taxes	$14,754	($357)	$14,397
Income taxes	$4,590	($125)	$4,465

Net Income	$10,164	($232)	$9,932

Basic earnings per share	$0.79	($0.01)	$0.78

Diluted earnings per share	$0.79	($0.02)	$0.77

	Six Months Ended June 30, 2005

(In thousands, except for per share data)	As Reported	SFAS 123(R) Adjustment	Proforma

Income before income taxes	$14,037	($542)	$13,495
Income taxes	$2,474	($190)	$2,284

Net Income	$11,563	($352)	$11,211

Basic earnings per share	$0.90	($0.02)	$0.88

Diluted earnings per share	$0.89	($0.02)	$0.87

Outside Directors’ Stock option Plan.

The Company has adopted a non-qualified Outside Directors’ Stock Option Plan (the “Director’s Plan”). Under the terms of the Director’s Plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which are exercisable one year after the grant date. The options were granted at the fair market value at the date of the grant.

The following table presents the activity related to the Director’s Plan for the three months ended June 30, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)

Options outstanding at December 31, 2005	91,068	$18.53
Granted	16,500	$22.87
Exercised	—
Forfeited	—

Options outstanding at June 30, 2006	107,568	$19.20	7.1
Options exercisable at June 30, 2006	91,068	$18.53	6.2

Employee Stock Option Plan and Appreciation Right Plan

The Company has adopted a Stock Option and Appreciation Right Plan (the “Plan”). The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,800,000 shares of Royal Bancshares’ Class A common stock (but not in excess of 19% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.

The following table presents the activity related to Employee Stock Option Plan for the three months ended June 30, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)

Options outstanding at December 31, 2005	737,170	$19.61
Granted	150,000	$22.87
Exercised	(3,866)	$14.84
Forfeited	(9,825)	$21.89

Options outstanding at June 30, 2006	873,479	$20.17	7.7
Options exercisable at June 30, 2006	415,399	$17.46	5.8
8.	Interest Rate Swaps

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

The Company currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans. Interest rate swaps are contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount ($55 million) on which interest payments are based is not exchanged. During the quarter ended September 30, 2005, the Company recorded expense in the amount of $676 thousand in other operating expenses which reflects the fair value of the interest rate swaps resulting from the Company not meeting the upfront documentation and the effectiveness assessment requirements of SFAS No. 133. As of October 1, 2005, December 31, 2005, and June 30, 2006, the Company has completed documentation determining the effectiveness of each hedge using the Volatility Reduction Measure (“VRM”). It was determined that these swaps are effective and are treated as fair value hedges.

At June 30, 2006 and December 31, 2005, the information pertaining to outstanding interest rate swap agreement used to hedge fixed rate loans and investments is as follows:

(in thousands)	June 30, 2006	Dec. 31, 2005

Notional Amount	$55,000	$60,000
Weighted average pay rate	5.08%	4.40%
Weighted average receive rate	3.92%	3.87%
Weighted average maturity (years)	4.4	4.5
Fair value relating to interest rate swaps	($1,962)	($1,281)
9.	Variable Interest Entities (“VIE”)

In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements.

In September 2005, the Company, together with a real estate development company, formed Royal Scully Associates, L.P. (“Royal Scully”). Royal Scully was formed to convert an apartment complex into condominiums in Blue Bell, Pennsylvania. [The development company is the general partner of Royal Scully.] The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company holding the remaining equity interest. In addition, the Company holds two notes totaling $9.2 million with a competitive term and interest rate. Upon the repayment of the initial capital contributions and preferred return, distributions will convert to 50% for the Company and 50% for the development company. Royal Scully had total assets of $58.8 million and total borrowings of $54.9 million of which $9.2 million was lent by the Company and not included in the financial statements through eliminating entry. The net borrowings in the amount of $45.7 million are not guaranteed by the Company. The Company’s potential exposure to loss due to its investment is $11.2 million at June 30, 2006.

The Company, together with a real estate investment company, formed 212 C Associates, L.P. (“212 C”) in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions converted to 50% for the Company and 50% for the investment company. On June 7, 2005, 212 C made a distribution to the Company of approximately $4.0 million which paid back the Company’s original investment and accrued preferred return. In addition, the Company recorded a profit of $1.8 million as result of this distribution during the second quarter of 2005. As a result of the transaction the Company no longer qualifies as the primary beneficiary and discontinued consolidating this VIE into the Company’s financial statement beginning with the second quarter of 2005.

The Company, together with a real estate development company, formed Brook View Investors, L.L.C. (“Brook View”) in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. On October 19, 2005, the Company sold its ownership interest in Brook View which resulted in an after tax gain of approximately $3.3 million. As a result of the sale, the Company discontinued consolidating the financial statements of Brook View during the fourth quarter of 2005.

The Company, together with a real estate development company, formed Burrough’s Mill Apartment, L.L.C. (“Burrough’s Mill”) in December 2001. Burrough’s Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. On October 19, 2005, the Company sold its ownership interest in Burrough’s Mill which resulted in an after tax gain of approximately $7.6 million. As a result of the sale the Company discontinued consolidating the financial statements of Burrough’s Mill during the fourth quarter of 2005.

The Company, together with a real estate development company, formed Main Street West Associates, L.P. (“Main Street”) in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. On June 30, 2005, Main Street sold the property and paid back the Company’s original investment plus the accrued preferred return in full. As a result of the sale the Company discontinued consolidating the financial statements of Main Street during the second quarter of 2005.

As of June 30, 2006, Royal Scully met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners.

Trust Preferred Securities

Management has determined that The company Capital Trust I/II (“the Trusts”) qualify as VIE’s under FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities,” as revised. The Trusts have previously issued mandatory redeemable trust preferred securities to investors and loaned the proceeds to the Company.

The Company adopted the provision under the revised interpretation, FIN 46(R), in the first quarter of 2004. Accordingly, The Company does not consolidate the Trust. FIN 46(R) precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the Trusts’ expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts to be included in other assets as of June 30, 2006 and the corresponding increase in outstanding debt of $774 thousand. In addition, income received on the Company’s stock investment is included in other income.

10.	Income Taxes.

Total income tax expense for the three months ended June 30, 2006 was $2.0 million, as compared to $705 thousand for the same period in 2005. The effective tax rate for the three months ended June 30, 2006, was 30.4% compared to the 8.9% for the same period in 2005. For the six months ended June 30, 2006, the income tax expense was $4.5 million with an effective tax rate of 31.0% as compared to $2.5 million with an effective tax rate of 17.6% for the same period in 2005. During the second quarter of 2005, the Company recorded an approximate $1.7 million decrease in tax expense resulting from the completion of an Internal Revenue Service audit with respect to a valuation allowance against the deferred tax asset derived from net operating loss carryovers.

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

A summary of the Company’s commitments is as follows:

(in thousands)	June 30, 2006	December 31, 2005

Open-end lines of credit	$3,038	$2,954
Loan commitments	145,288	173,461
Letters of credit	4,838	3,228

Total	$153,164	$179,643

12.	Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109” (FIN 48), which clarifies the accounting for uncertainty tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The company does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

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

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position are incorporated. .

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month and six-month periods ended June 30, 2006 and June 30, 2005. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s 2005 Form 10-K.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, credit quality, credit risk, reserve adequacy, liquidity, new products, and similar matter in this and other filings with the Securities and Exchange Commission. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to material different from the future results, performance or achievement expressed or implied by such forward-looking statements. When the Company uses words such as “expect,” “believe,” “anticipate,” “should,” “estimate,” or similar expressions, the Company is making a forward-looking statement. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the “safe harbor,” the Company provides the following cautionary statement which identifies certain factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

Certain risks and uncertainties could affect the future financial results of the Company including the following:

•	The effect of general economic conditions, including their impact on capital expenditures, credit risk, consumer confidence and savings rates.
•	Changes in interest rates and their impact on the level of deposits, loan demand and the value of loan collateral.
•	Business conditions in the banking industry.
•	The bank regulatory environment.
•	The accuracy of management’s assumptions.
•	The ability of the Company to adapt to rapidly changing technology and evolving banking industry standards.
•	Competitive factors, including increased competition with community, regional and national financial institutions.
•	The risk that anticipated demand for the Company’s new service and product offerings will not occur.

All forward-looking statements contained in this report are based on information available as of the date of this report. The Company expressly disclaims any obligation to update any forward-looking statement to reflect future statements to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. Applications of the principles in the Company’s preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Note A to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2005) lists significant accounting policies used in the development and presentation of the Company’s financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company has identified accounting for allowance for loan losses, deferred tax assets and derivative securities as among the most critical accounting policies and estimates in that they are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.

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

Consolidated Net Income

Consolidated net income (less non-recurring items) for the three months ended June 30, 2006 was $4.6 million or $0.36 basic earnings per share, compared to $4.1 million or $0.32 basic earnings per share for the same period in 2005. Net income (less non-recurring items) for the six months ended June 30, 2006 was $9.4 million or $0.74 basic earnings per share, compared to $8.5 million or $0.66 basic earnings per share. For the second quarter of 2005, non-recurring items include: a $1.3 million exit fee collected on a mezzanine loan, a $1.8 million equity distribution from a variable interest entity, and a $1.7 reduction in tax expense resulting from a deferred tax valuation offset by a $930 thousand expense related to the Company’s pension plan. During the first quarter of 2006, the Company recorded a $900 thousand gain from the sale of real estate held as other real estate owned.

Consolidated net income (including non-recurring items) for the three months ended June 30, 2006 was $4.6 million or $0.36 basis earnings per share, compared to $7.2 million or $0.57 basic earnings per share for the same period in 2005. Consolidated net income (including non-recurring items) for the six months ended June 30, 2006 was $9.9 million or $0.78 basic earnings per share, compared to $11.6 million or $0.90 basic earnings per share.

Management uses the non-GAAP measure of net income from core operations or operating earnings from its analysis of the Company’s performance. This measure, as used by the Company, adjust net income determined in accordance with GAAP to exclude the effects of certain non-recurring, special items including significant gains or losses that are unusual in nature. Because certain these items and their impact on the Company are difficult to predict, management believes that presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating operating results of the Company’s core businesses. These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

(The remainder of this page was intentionally left blank)

The following table reconciles our GAAP earnings to operating earnings for the periods presented:

	For the Three Months Ended June 30th		For the Six Months Ended June 30th

(amounts in thousands, except for per share data)	2006	2005	2006	2005

GAAP Net Income	$4,586	$7,242	$9,932	$11,563
Changes
Loan exit fee	—	(1,293)	—	(1,293)
Gains from variable interest entities	—	(1,792)	—	(1,792)
Pension plan expense	—	930	—	930
Gains on other real estate owned	—	—	(881)	—

Total Changes	—	(2,155)	(881)	(2,155)
Tax effect	—	754	308	754
Reduction in tax expense	—	(1,700)	—	(1,700)

Net impact of changes	—	(3,101)	(573)	(3,101)

Net income adjusted	$4,586	$4,141	$9,359	$8,462

Basic earnings per share	$0.36	$0.57	$0.78	$0.90
Adjusted basic earnings per share	$0.36	$0.32	$0.73	$0.66

Interest Income

For the second quarter of 2006, interest income was $22.7 million as compared to $19.3 million for the same quarter in 2005, an increase of $3.4 million or 17.4%. This increase is primarily due to growth in the average loan balance along with higher interest earned as a result of the eight Federal Reserve rate hikes from June 30, 2005 to May 10, 2006. Interest income for the second quarter of 2005 included an exit fee collected on a mezzanine loan in the amount $1.3 million which is recorded under interest and fees earned on loans. Interest income for the six -month period ended June 30, 2006 was $44.1 million as compared to $36.5 million, an increase of $7.6 million. This increase is primarily due to the same factors mentioned above for the three-months ended June 30, 2006 and 2005.

Interest Expense

Interest expense totaled $11.6 million for the quarter ended June 30, 2006 as compared to $7.7 million for the quarter ended June 30, 2005, an increase of $3.9 million. For the six-month period ended June 30, 2006, interest expense was $21.7 million compared to $15.1 million during the same period in 2005, an increase $6.6 million. For both the three-month and six-month periods the increase was due to an increase in borrowings with the Federal Home Loan Bank in order to fund loan growth along with an increase in deposit rates in order to remain competitive within our market.

Net Interest Margin

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

	For the three months ended June 30, 2006			For the three months ended June 30, 2005

(amounts in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield

Cash equivalents	$1,339	$16	4.88%	$3,284	$29	3.13%
Investments securities	573,973	7,178	5.02%	587,239	7,135	4.87%
Loans	626,463	15,494	9.92%	512,132	12,166	9.53%

Earning assets	1,201,775	22,688	7.57%	1,102,655	19,330	7.03%

Non earning assets	130,894			143,152

Total assets	1,332,669			1,245,807

Deposits	680,490	6,385	3.76%	614,346	4,069	2.66%
Borrowings	409,643	5,244	5.14%	393,659	3,626	3.70%

Total interest bearing liabilities	1,090,133	11,629	4.28%	1,008,005	7,695	3.06%
Non-interest bearing liabilities and equity	242,536			237,802

Total liabilities and equity	1,332,669			1,245,807

Net interest margin		11,059	3.69%		11,635	4.23%

Note: Interest earned on loans for the three month period ended June 30, 2005, includes a $1.3 million exit fee from a mezzanine loan.

	For the six months ended June 30, 2006			For the six months ended June 30, 2005

(amounts in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield

Cash equivalents	$2,029	$49	4.82%	$5,131	$66	2.61%
Investments securities	579,126	14,462	5.04%	587,247	14,171	4.87%
Loans	600,400	29,590	9.94%	499,389	22,297	9.00%

Earning assets	1,181,555	44,101	7.53%	1,091,767	36,534	6.75%
Non earning assets	132,858			148,427

Total assets	1,314,413			1,240,194

Deposits	659,947	11,848	3.62%	636,300	8,079	2.56%
Borrowings	409,913	9,859	4.85%	371,003	6,982	3.80%

Total interest bearing liabilities	1,069,860	21,707	4.09%	1,007,303	15,061	3.02%
Non-interest bearing liabilities and equity	244,553			232,891

Total liabilities and equity	1,314,413			1,240,194

Net interest margin		22,394	3.44%		21,473	3.73%

Note: Interest earned on loans for the six includes month period ended June 30, 2005, includes a $1.3 million exit fee from a mezzanine loan.

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and six month periods ended June 30, 2006.

	For the three months ended June 30, 2006 vs. 2005 Increase (decrease)			For the six months ended June 30, 2006 vs. 2005 Increase (decrease)

	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	($10)	$3	($7)	($34)	$26	($8)
Federal funds sold	(13)	7	(6)	(40)	32	(8)
Investments securities
Held to maturity	430	287	717	840	483	1,323
Available for sale	(683)	9	(674)	(826)	(206)	(1,032)

Total Investments securities	(276)	306	30	14	277	291
Loans
Commercial demand loans	2,700	822	3,522	5,166	1,723	6,889
Mortgages	(143)	721	578	(354)	1,026	672
Residential and home equity	(172)	42	(130)	(335)	100	(235)
Leases receivables	322	—	322	322	0	322
Tax certificates	(16)	(22)	(38)	(10)	(103)	(113)
Other loans	(10)	28	18	(8)	12	4
Loan fees	(944)	0	(944)	(241)	0	(241)

Total loans	1,737	1,591	3,328	4,540	2,758	7,298

Total increase in interest income	1,461	1,897	3,358	4,480	3,093	7,573
INTEREST EXPENSE
Deposits
NOW and money market	(445)	718	273	(1,312)	1,284	(28)
Savings	(4)	(2)	(6)	(9)	(9)	(18)
Time deposits	1,576	473	2,049	2,953	862	3,815

Total deposits	1,127	1,189	2,316	1,632	2,137	3,769
Trust preferred	0	59	59	0	128	128
FHLB borrowings	157	1,402	1,559	882	1,186	2,068

Total increase in interest expense	1,284	2,650	3,934	2,514	3,451	5,965
Total increase (decrease) in net interest income	$177	($753)	($576)	$1,966	($358)	$1,608

Note: This table excludes $624 thousand for the three month period and $681 thousand for the six month period ended June 30, 2006 of interest expense relating to the equity investments.

Provision for Loan Losses

During the second quarter of 2006, $1.0 million was recorded to increase the provision for loan losses, of which $300 thousand was related to specific loans and the remainder was primarily attributed to loan growth. For the six-month period ended June 30, 2006 $1.3 million was recorded to increase the provision, of which $700 thousand was related to specific loans. Included in the specific reserves are mezzanine loans, which management has determined to have a higher level of risk compared to the remainder of loan portfolio. As of June 30, 2006, all mezzanine loans are current non-interest Income.

Non-interest income totaled $2.9 million for the three-month period ended June 30, 2006 as compared to $3.9 million for the same period in 2005, a decrease of $1.0 million. This decrease is primarily due to $1.8 million of distributions from variable interest entities during the second quarter of 2005 as compared to $500 thousand during the second quarter of 2006. Non interest income totaled $5.9 million for the six-month period ended June 30, 2006, as compared to $6.5 million for the six-month period ended June 30, 2005, a decrease of $600 thousand. This decrease is primarily due to the distributions mentioned above along with a decrease of $500 thousand related to operating income from variable interest entities during 2006 compared to 2005. These decreases were partially offset by an increase of $900 thousand from the sale of other real estate owned during the six-month period ended June 30, 2006 as compared to same period in 2005.

Non-interest Expense

Non interest expense totaled $6.4 million for the three-month period ended June 30, 2006 as compared to $7.6 million for the three-month period ended June 30, 2005, a decrease of $1.2 million. This decrease is primarily attributed to an additional expense during the second quarter of 2005 in the amount of $930 thousand as a result of changes to the Company’s pension plan and a decrease of $500 thousand in expenses related to variable interest entities partially offset by $178 thousand of expenses during the second quarter of 2006 relating to stock options as a result of SFAS 123R. Non-interest expense totaled $12.6 million for the six-month period ended June 30, 2006 as compared to $13.9 million for the six-month period ended June 30, 2005, a decrease of $1.3 million. This decrease was primarily attributed to the additional expense during 2005 relating to the pension plan and a decrease of approximately $800 thousand relating to operating expenses from variable interest entities during 2006 compared to 2005, partially offset by $357 thousand of expense during 2006 relating to stock options as a result of SFAS 123R.

Income tax expense

Total income tax expense for the three-months ended June 30, 2006 was $2.0 million as compared to $704 thousand for the same period in 2005. The effective tax rate for the three months ended June 30, 2006, was 30.4% compared to the 8.9% for the same period in 2005. During the second quarter of 2005 the Company recorded an approximate $1.7 million decrease in tax expense resulting from the completion of an Internal Revenue Service audit with respect to a valuation allowance against the deferred tax asset derived from net operating loss carryovers. For the six-month period ended June 30, 2006, income tax expense was $4.5 million with an effective tax rate of 31.0%, as compared to $2.5 million with an effective tax rate of 17.6% for same period in 2005. The $2.0 million decrease was primarily due the $1.7 million dollar tax benefit mentioned above that was booked in 2005.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets as of June 30, 2006 were $1.36 billion, an increase of $58.2 million from the $1.30 billion reported at year-end, December 31, 2005. This increase is primarily due to an $84.9 million increase in the net loan balance which was funded by a $61 million increase in deposit balances and a reduction of $16.4 million from the securities portfolio and a reduction of $7.6 million from cash and cash equivalents.

Loans

Total loans increased $86.2 million from the $549.6 million level at December 31, 2005 to $635.8 million at June 30, 2006. This increase is primarily due to an increased demand for commercial and construction loan products that are being offered at competitive rates coupled with an increase in volume from the Royal Asian Bank division and the Mezzanine/Equity division. The year-to-date average balance of loans was $608.2 million at June 30, 2006 compared to $495.0 million for the same six-month period in 2005.

The following table represents loan balances by type:

(amounts in thousands)	June 30, 2006	Dec. 31, 2005

Commercial and industrial loans	$35,811	$30,075
Construction and land development	200,312	173,757
Mezzanine loans	29,401	13,468
Single family residential	42,795	41,900
Other real estate secured	289,594	250,380
Tax certificates	32,023	35,548
Leases	8,560	2,623
Other loan	1,161	3,868

Total gross loans	639,657	551,619
Deferred fees	(3,885)	(1,983)

Total loans	$635,772	$549,636

Non-performing loans

Loans on which the accrual of interest has been discontinued amounted to approximately $6.9 million at June 30, 2006, as compared to $4.4 million at December 31, 2005, an increase of $2.5 million. This increase is primarily attributed to a construction loan in Texas with a principal balance of $4.4 million partially offset by the payoff of a participation loan secured by a pool of golf courses which had a balance of $1.0 million, $420 thousand related to other payoffs, $210 thousand from loans coming off of non-accrual status due to payments received and $211 thousand of loans being transferred to other real estate owned. Although the Company has non-performing loans of approximately $6.9 million at June 30, 2006, management believes it has adequate collateral to limit its credit risk with these loans.

The balance of impaired loans and loans on which the accrual of interest has been discontinued, was approximately $15.0 million and $10.0 million at June 30, 2006 and December 31, 2005, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements or where there is a significant reduction in collateral associated with the loan. As of June 30, 2006 the company had ten loans in the amount of $14.1 million that are considered to be potential problem loans with a specific reserve of $1.4 million. The $1.4 million associated with impaired loans consist of: $1.0 million related to a golf course in New Jersey, $249 thousand related to a construction loan for a hotel in New Orleans and $50 thousand for a non-residential property with fire damage. During the first quarter of 2006 a loan to a hospital in Louisiana was restructured to modify the payment terms. During the second quarter of 2006 a construction loan in Texas was classified as impaired due to the loan going into non-accrual status. Based upon a review of the collateral value for each of these loans a specific reserve was not applied. The income that was recognized on impaired loans during the three-month period ended June 30, 2006 was $186 thousand and for the six-month period ended June 30, 2006, was $295 thousand. The cash collected on impaired loans during the three-month period ended June 30, 2006 was $500 thousand, of which $325 thousand was credited to the principal balance outstanding on such loans. For the six-month period ended June 30, 2006 the cash collected on impaired loans was $1.5 million, of which $1.3 million was credited to principal balance. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

Allowance for Loan Losses

The allowance for loan losses increased $1.2 million to $11.5 million at June 30, 2006 from $10.3 million at December 31, 2005. The $1.2 million increase was attributed to recording a provision of $1.3 million offset by net charge offs of $109 thousand. The amount of the allowance for loan losses represents approximately 1.8% of total loans at June 30, 2006 versus 1.9% at December 31, 2005. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

An analysis of the Allowance for Loan losses by loan type is set forth below:

	June 30, 2006		December 31, 2005

	Amount (in thousands)	Percent of loans in each category to total loans	Amount (in thousands)	Percent of loans in each category to total loans

Domestic
Construction loans	$5,550	33.99%	$3,397	31.43%
Single family residents	$725	6.82%	$925	7.74%
Tax certificates	—	4.91%	—	6.44%
Real estate – non-residential	$4,432	44.27%	$5,132	43.19%
Real estate – multi-family	$51	0.86%	$277	4.51%
Commercial and industrial	$478	7.79%	$494	5.45%
Installment loans to individual	$56.18%		$41.70%
Lease financing	$173	1.18%	$75.54%
Foreign	—	00%	—	00%
Unallocated	$1	N/A	($65)	N/A

	$11,466	100.00%	$10,276	100.00%

Investment Securities

Total investment securities decreased $16.5 million to $565.2 million at June 30, 2006, from $581.7 million at December 31, 2005. This decrease is primarily due to maturities of investments along with principal repayments from mortgage backed securities during the first six months of 2006 that were not replaced due to the funds being utilized to fund loan growth.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $7.6 million from the $30.9 million level at December 31, 2005 to $23.3 million at June 30, 2006. As a result of large overnight borrowings, the Company only maintains a balance to cover the daily reserve requirement with the Federal Reserve Bank along with cash needed for branch purposes.

Deposits

Total deposits, the primary source of funds, increased $61.0 million to $758.4 million at June 30, 2006, from $697.4 million at December 31, 2005. This increase is related to attractive certificate of deposit rates being offered during the first six months of 2006. During the six-month period ended June 30, 2006, brokered deposits increased $19.3 million to $172.0 million representing approximately 22.7% of total deposits. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

The following table represents ending deposit balances by type.

(amounts in thousands)	June 30, 2006	Dec. 31, 2005

Demand (non-interest bearing)	$63,996	$75,754
NOW and Money Markets	277,490	279,602
Savings	18,807	20,109
Time deposits (over $100)	252,186	203,611
Other time deposits	145,966	118,333

Total deposits	$758,445	$697,409

Borrowings

Total borrowings decreased $3.2 million to $398.2 million at June 30, 2006, from $401.4 million at December 31, 2005. This reduction is attributed to a $1.5 million decrease in overnight borrowings with the Federal Home Loan Bank and a $1.7 million decrease in borrowings related to variable interest entities.

Stockholders’ Equity

Consolidated stockholders’ equity increased $400 thousand to $155.9 million at June 30, 2006 from $155.5 million at December 31, 2005. This increase is primarily due to increased earnings in excess of dividends paid during the six month period partially offset by an increase in unrealized losses in the available for sale portfolio of approximately $2.5 million. Return on equity for the six month period ended June 30, 2006 was 12.9%.

CAPITAL ADEQUACY

The Company and its banking subsidiary are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At June 30, 2006, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

The table below provides a comparison of The Company and Royal Bank’s risk-based capital ratios and leverage ratios for the three months ended June 30, 2006 and the year ended December 31, 2005:

	Royal Bancshares			Royal Bank

	June 30, 2006		Dec 31, 2005	June 30, 2006		Dec 31, 2005

Capital Levels
Tier 1 leverage ratio	13.9%		14.2%	10.2%		10.4%
Tier 1 risk-based ratio	17.7%		18.8%	13.1%		13.8%
Total risk-based ratio	18.8%		19.8%	14.2%		14.9%

Capital Performance
Return on average assets	1.4	%(1)	2.5%	1.4	%(1)	2.6%
Return on average equity	11.8	%(1)	22.0%	14.0%	%(1)	27.0%
(1)	annualized

The Company’s ratios compare favorably to the minimum required amounts of Tier 1 and total capital to “risk weighted” assets and the minimum Tier 1 leverage ratio, as defined by banking regulations. The Company currently meets the criteria for a well-capitalized institution, and management believes that the Company will continue to meet its minimum capital requirements. At present, the Company has no commitments for significant capital expenditures.

The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities that, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investment and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. In addition, the FHLB is available to provide short-term liquidity when other sources are unavailable. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash and investments less reserve requirements divided by deposits and short-term liabilities which is generally maintained at a level equal to or greater than 25%.

The liquidity ratio of the Company remains adequate at approximately 27% and exceeds the Company’s target ratio set forth in the Asset/Liability Policy. The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2006:

Interest Rate Sensitivity

	Days

(in millions)	0 – 90	91 – 365	1 to 5 Years	Over 5 Years	Non-rate Sensitive	Total

Assets
Interest-bearing deposits in banks	$1.0	$0.0	$0.0	$0.0	$19.9	$20.9
Federal funds sold	2.4	0.0	0.0	0.0	0.0	2.4
Investment securities:
Available for sale	2.2	69.8	140.3	103.2	(5.3)	310.2
Held to maturity	0.1	60.1	144.8	50.0	0.0	255.0

Total investment securities	2.3	129.9	285.1	153.2	(5.3)	565.2
Loans:
Fixed rate	13.3	27.0	128.0	43.3	0.0	211.6
Variable rate	338.5	50.7	36.6	0.0	(11.5)	414.3

Total loans	351.8	77.7	164.6	43.3	(11.5)	625.9
Other assets	38.6	0.0	0.0	0.0	106.2	144.8

Total Assets	$396.1	$207.6	$449.7	$196.5	$109.3	$1,359.2

Liabilities & Capital
Deposits:
Non interest bearing deposits	$0.0	$0.0	$0.0	$0.0	$64.0	$64.0
Interest bearing deposits	32.4	97.2	166.6	0.0	0.0	296.2
Certificate of deposits	41.8	114.5	239.0	2.9	0.0	398.2

Total deposits	74.2	211.7	405.6	2.9	64.0	758.4
Borrowings (1)	110.0	97.5	167.5	0.0	49.4	424.4
Other liabilities	0.0	0.0	0.1	0.0	20.4	20.5
Capital	0.0	0.0	0.0	0.0	155.9	155.9

Total liabilities & capital	$184.2	$309.2	$573.2	$2.9	$289.7	$1,359.2

Net interest rate GAP	$211.9	($101.6)	($123.5)	$193.6	($180.4)

Cumulative interest rate GAP	$211.9	$110.3	($13.2)	$180.4

GAP to total assets	16%	(7% )

GAP to total equity	136%	(65% )

Cumulative GAP to total assets	16%	8%

Cumulative GAP to total equity	136%	71%

(1)	The $49.4 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as June 30, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

(b) Changes in internal controls.

There has not been any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to Vote Security Holders

On Wednesday, May 17, 2006 the Annual Meeting of Shareholders’ of the Company was convened in Philadelphia, PA at 6:30 P.M. to consider the following matters.

I. The following nominees were elected as Class I Directors of the Registrant to serve for a three year term. There was no solicitation in opposition to the nominees of Board of Directors. The votes cast with respect to each individual nominees were as follows:

	For	Withhold

Joseph P. Campbell	26,193,352	283,494
James J. McSwiggan	26,193,570	283,276
Linda Tabas Stempel	26,193,340	283,506
Murray Stempel, III	26,193,340	283,506
Howard Wurzak	26,192,704	284,142
Patrick J. McCormick	26,408,545	68,301

II. The Articles of Incorporation were amended to increase the number of authorized of Class B common stock to 3 million shares. The votes cast in this matters were as follows:

For	26,302,611
Against	158,886
Abstain	3,739
Non-votes	—

III. The Stock Option and Appreciation Right Plan was amended to reserve an additional 150,000 shares of the Company’s common stock not to exceed 19% of the Company’s outstanding share and to extend the termination  date to April 18, 2007. The votes cast in this matters were as follows:

For	23,934,366
Against	210,303
Abstain	79,497
Non-votes	2,241,070

Item 5. Other Information

None

Item 6. Exhibits

(a)

3.1	Articles of Incorporation of the Company

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006)

31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 4, 2006.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on August 4, 2006.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 4, 2006.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on August 4, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: August 4, 2006	/s/Jeffrey T. Hanuscin

Jeffrey T. Hanuscin Chief Financial Officer