Form 10-Q
period 2006-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2006-11-09
CIK 922487

FORM 10-Q

WASHINGTON, DC 20549

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: September 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________to ___________

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

Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of large accelerated filer and accelerated filer in Rule 12-b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2006

$2.00 par value	10,757,661

Class B Common Stock	Outstanding at October 31, 2006

$.10 par value	2,008,991

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in thousands unaudited, except share data)

	Sept. 30, 2006	Dec. 31, 2005

ASSETS
Cash and due from banks	$14,170	$17,095
Federal funds sold	—	13,800

Total cash and cash equivalents	14,170	30,895
Investment securities held to maturity (“HTM”) (fair value of $253,424 at September 30, 2006 and $253,198 at December 31, 2005)	255,437	255,467
Investment securities available for sale (“AFS”) –at fair value	307,682	326,189
FHLB Stock, at cost	13,415	17,073
Loans held for sale	980	803
Loans	607,247	549,636
Less allowance for loan losses	11,772	10,276

Net Loans	595,475	539,360
Premises and equipment, net	7,862	8,373
Real estate owned via equity investments	44,648	58,209
Accrued interest receivable	16,783	14,843
Bank owned life insurance	22,684	22,059
Other assets	22,533	27,748

Total Assets	$1,301,669	$1,301,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing deposits	$59,921	$75,754
Interest bearing (includes certificates of deposit in excess of $100 which was $261,236 at September 30, 2006 and $203,611 at December 31, 2005)	722,787	621,655

Total deposits	782,708	697,409
Accrued interest payable	8,935	6,606
Other liabilities	12,778	11,879
Borrowings	273,625	354,000
Obligations related to equity investments in real estate	32,405	47,356
Subordinated debentures	25,774	25,774

Total liabilities	1,136,225	1,143,024
Minority interests	2,764	2,487

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 10,755,068 at September 30, 2006 and 10,699,592 at December 31, 2005	21,510	21,400
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,008,991 at September 30, 2006 and 1,992,957 at December 31, 2005	201	199
Undistributed Class B shares	—	2
Additional paid in capital	104,934	104,285
Retained earnings	38,695	32,827
Accumulated other comprehensive loss	(395)	(940)

	164,945	157,773
Treasury stock – at cost, shares of Class A, 215,388 at September 30, 2006 and December 31, 2005.	(2,265)	(2,265)

Total stockholders’ equity	162,680	155,508

Total liabilities and stockholders’ equity	$1,301,669	$1,301,019

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three-months ended September 30,

(in thousands, except per share data)	2006	2005

Interest income
Loans, including fees	$18,086	$12,023
Investment securities held to maturity	3,016	2,826
Investment securities available for sale	4,309	4,768
Deposits in banks	13	12
Federal funds sold	6	16

TOTAL INTEREST INCOME	25,430	19,645

Interest expense
Deposits	7,357	4,571
Borrowings	5,028	4,180

TOTAL INTEREST EXPENSE	12,385	8,751

NET INTEREST INCOME	13,045	10,894
Provision for loan losses	303	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,742	10,894

Other income
Service charges and fees	388	382
Net gains on sales of investment securities	9	65
Income related to equity investments	2,694	1,694
Gains on sales of other real estate	480	798
Gains on sales of loans	54	129
Other income	311	226

TOTAL OTHER INCOME	3,936	3,294

Other expenses
Salaries and wages	2,504	2,426
Employee benefits	874	597
Occupancy and equipment	414	399
Expenses related to equity investments	533	1,071
Other operating expenses	2,736	3,034

TOTAL OTHER EXPENSE	7,061	7,527

INCOME BEFORE INCOME TAXES	9,617	6,661
Income taxes	3,102	1,758

NET INCOME	$6,515	$4,903

Per share data
Net income – basic	$0.51	$0.38

Net income – diluted	$0.50	$0.38

Cash dividends– Class A shares	$0.2875	$0.275

Cash dividends– Class B shares	$0.330625	$0.31625

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine-months ended September 30,

(in thousands, except per share data)	2006	2005

Interest income
Loans, including fees	$47,676	$34,315
Investment securities held to maturity	8,816	7,301
Investment securities available for sale	12,972	14,465
Deposits in banks	36	53
Federal funds sold	31	45

TOTAL INTEREST INCOME	69,531	56,179

Interest expense
Deposits	19,206	12,650
Borrowings	14,887	11,162

TOTAL INTEREST EXPENSE	34,093	23,812

NET INTEREST INCOME	35,438	32,367

Provision for loan losses	1,601	1

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,837	32,366

Other income
Service charges and fees	1,096	963
Net gains on sales of investment securities	253	227
Income related to equity investments	5,336	6,089
Gains on sales of other real estate	2,054	1,491
Gains on sales of loans	271	357
Other income	824	660

TOTAL OTHER INCOME	9,834	9,787

Other expenses
Salaries and wages	7,490	7,131
Employee benefits	2,506	2,723
Occupancy and equipment	1,218	1,216
Expenses related to equity investments	1,243	2,859
Other operating expenses	7,200	7,526

TOTAL OTHER EXPENSE	19,657	21,455

INCOME BEFORE INCOME TAXES	24,014	20,698
Income taxes	7,567	4,232

NET INCOME	$16,447	$16,466

Per share data
Net income – basic	$1.28	$1.29

Net income – diluted	$1.27	$1.28

Cash dividends– Class A shares	$0.8375	$0.775

Cash dividends– Class B shares	$0.963125	$0.89125

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Nine Months ended September 30, 2006

(UNAUDITED)

(in thousands, except per share data)	Class A common stock		Class B common stock		Un- Distributed B-shares	Additional Paid in Capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock	Comprehensives income

	Shares	Amount	Shares	Amount

Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)
Net income	—	—	—	—		—	16,447	—	—	$16,447
Conversion of Class B common stock to Class A common stock	4	8	(4)	—		—	(9)	—	—	—
Issuance of un-distributed shares			20	2	(2)
Cash in lieu of fractional shares	—	—	—	—	—	—	(11)	—	—	—
Cash dividends on common stock (Class A $0.825 Class B $0.94875)	—	—	—	—		—	(10,559)	—	—	—
Stock options exercised	51	102	—	—	—	649	—	—	—	—
Other comprehensive loss, net of reclassifications and tax expense of $293	—	—	—	—		—	—	545	—	545

Comprehensive income										$16,992

Balance, September 30, 2006	10,755	$21,510	2,009	$201	$—	$104,934	$38,695	$(395)	$(2,265)

The accompanying notes are an integral part of the financial statement.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Nine Months ended September 30, 2005

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income

(in thousands, except per share data)	Shares	Amount	Shares	Amount

Balance, January 1, 2005	10,277	$20,553	1,939	$194	$92,037	$26,558	$(2,265)	$3,799
Net income	—	—	—	—	—	16,466	—	—	$16,466
Conversion of Class B common stock to Class A Common stock	6	12	(4)	(1)	—	(11)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
2% stock dividend declared	201	402	39	4	6,640	(7,046)	—	—
Cash dividends on common stock (per share: Class A $0.75 and Class B $0.8625)	—	—	—	—	—	(9,408)	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	(12)	—	—	—
Stock options exercised	11	22	—	—	166	—	—	—	—
Other comprehensive loss, net of reclassification adjustment and tax benefit of $1,561.	—	—	—	—	—	—	—	(2,899)	(2,899)

Comprehensive income									$13,567

Balance, September 30, 2005	10,495	$20,989	1,974	$197	$98,843	$26,547	$(2,265)	$900

The accompanying notes are an integral part of the financial statement

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended September 30,

(in thousands)

	2006	2005

Cash flows from operating activities
Net income	$16,447	$16,466
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,142	2,322
Stock compensation expense	545	—
Provision for loan losses	1,601	1
Net accretion of discounts and premiums on loans, mortgage-backed securities and investments	(1,746)	(834)
Provision for deferred income taxes	(678)	(1,021)
Gains on sales of other real estate	(2,054)	(1,491)
Gains on sales of loans	(271)	(357)
Net gains on sales of investment securities	(253)	(227)
Net gains and distributions from equity investments	(2,884)	(1,842)
Income from bank owned life insurance	(625)	(634)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,940)	887
Increase (decrease) in other assets	6,634	(5,825)
Increase in accrued interest payable	2,329	979
Increase in other liabilities	631	2,291

Net cash provided by operating activities	18,878	10,081
Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	—	43,650
Proceeds from calls/maturities of AFS investment securities	33,257	29,632
Proceeds from sales of AFS investment securities	4,230	15,600
Purchase of AFS investment securities	(18,375)	(25,137)
Purchase of HTM investment securities	—	(90,025)
Redemption (Purchase) of FHLB Stock	3,658	(5,383)
Net increase in loans	(54,341)	(60,510)
(Purchase) of premises and equipment	(406)	(654)
Distributions from equity investments “VIE”	153	1,842
Sales of premises and equipment relating to VIE	16,067	17,254

Net cash used in investing activities	(15,757)	(73,731)
Cash flows from financing activities:
Net decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(16,107)	(133,335)
Net increase in certificates of deposit	101,406	87,170
Net (decrease) increase in FHLB borrowings	(80,375)	122,000
Obligations through equity investments	(14,951)	(13,528)
Cash dividends	(10,559)	(9,408)
Cash in lieu of fractional shares	(11)	(12)
Issuance of common stock under stock option plans	751	188

Net cash provided by financing activities	(19,846)	53,075
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,725)	(10,575)
Cash and cash equivalents at beginning of period	30,895	27,109

Cash and cash equivalents at end of period	$14,170	$16,534

Supplemental Disclosure
Taxes paid	$4,900	$3,000

Interest paid	$31,764	$22,833

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Asian Bank (effective July 17, 2006, prior thereto, a division of Royal Bank America) and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, and its four 60% ownership interests in Crusader Servicing Corporation, Royal Bank America Leasing, LP, RBA ABL Group, LP and RBA Capital, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FIN 46(R). These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.

1.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s Community Banking segment which includes Royal Bank and Royal Asian Bank consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank. For example, lending is dependent upon the ability of Royal Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk.

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

Equity investments

As of September 30, 2006, the Company is reporting on a consolidated basis its interest in one Equity Investment as a Variable Interest Entity (“VIE”) which has different characteristics than the Community Banking segment. The Company has an equity investment in an apartment complex that is being converted into condominiums.

As of September 30, 2005, the Company reported on a consolidated basis its interest in two equity investments as VIE’s which had different characteristics than the Community Banking segment. The Company had investments in two apartment complexes.

The Company’s investments in VIE’s is further discussed in Note 9.

The following table presents selected financial information for reportable business segments for the three month and nine month periods ended September 30, 2006 and 2005.

	Three months ended September 30, 2006

(in thousands)	Community Banking	Tax Lien Operation	Equity Investments	Consolidated

Total assets	$1,224,139	$42,302	$35,228	$1,301,669

Total deposits	782,708	—	—	782,708

Interest income	$24,328	$1,102	—	$25,430
Interest expense	10,610	818	957	12,385

Net interest income	13,718	284	(957)	13,045
Provision for loan losses	281	22	—	303
Other income	701	586	2,649	3,936
Other expense	6,134	393	534	7,061
Income tax expense	2,999	103	—	3,102

Net income	$5,005	$352	$1,158	$6,515

	Three months ended September 30, 2005

(in thousands)	Community Banking	Tax Lien Operation	Equity Investments	Consolidated

Total assets	$1,184,157	$45,853	$45,176	$1,275,186

Total deposits	696,217	—	—	696,217

Interest income	$18,464	$1,181	—	$19,645
Interest expense	7,430	748	$573	8,751

Net interest income	11,034	433	(573)	10,894
Provision for loan losses	—	—	—	—
Other income	958	642	1,694	3,294
Other expense	5,746	433	1,348	7,527
Income tax expense	1,648	110	—	1,758

Net income	$4,598	$532	($227)	$4,903

Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $818 thousand and $748 thousand for the three-month periods ended September 30, 2006 and 2005, respectively. Interest paid to the Community Banking segment by the Equity Investment segment was approximately $235 thousand and $0 for the three-month period ended September 30, 2006 and 2005, respectively.

	Nine months ended September 30, 2006

(in thousands)	Community Banking	Tax Lien Operation	Equity Investments	Consolidated

Total assets	$1,224,139	$42,302	$35,228	$1,301,669

Total deposits	782,708	—	—	782,708

Interest income	$66,124	$3,407	—	$69,531
Interest expense	29,147	2,488	$2,458	34,093

Net interest income	36,977	919	(2,458)	35,438
Provision for loan losses	1,576	25	—	1,601
Other income	3,695	1,381	4,758	9,834
Other expense	17,182	1,232	1,243	19,657
Income tax expense	7,363	204	—	7,567

Net income	$14,551	$839	$1,057	$16,447

	Nine months ended September 30, 2005

(in thousands)	Community Banking	Tax Lien Operation	Equity Investments	Consolidated

Total assets	$1,184,157	$45,853	$45,176	$1,275,186

Total deposits	696,217	—	—	696,217

Interest income	$52,580	$3,599	—	$56,179
Interest expense	20,399	2,025	$1,388	23,812

Net interest income	32,181	1,574	(1,388)	32,367
Provision for loan losses	—	1	—	1
Other income	2,603	1,095	6,089	9,787
Other expense	16,826	1,508	3,121	21,455
Income tax expense	4,005	227	—	4,232

Net income	$13,953	$933	$1,580	$16,466

Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $2.5 million and $2.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Interest paid to the Community Banking segment by the Equity Investment segment was approximately $698 thousand and $0 for the nine-month period ended September 30, 2006 and 2005,  respectively

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

	Three months ended September 30, 2006

	Income (numerator)	Average shares (denominator)	Per share Amount

Basic EPS
Income available to common shareholders	$6,515	12,823	$0.51
Effect of dilutive securities Stock options		143	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$6,515	12,966	$0.50

	Three months ended September 30, 2005

	Income (numerator)	Average shares (denominator)	Per share Amount

Basic EPS
Income available to common shareholders	$4,903	12,799	$0.38
Effect of dilutive securities Stock options		82	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$4,903	12,881	$0.38

No options were anti-dilutive for the three-month periods ended September 30, 2006 and September 30, 2005.

Note: The stock dividend resulted in the issuance of 205,120 additional shares of Class A common stock and 19,426 additional shares of Class B common stock.

	Nine months ended September 30, 2006

	Income (numerator)	Average shares (denominator)	Per share Amount

Basic EPS
Income available to common shareholders	$16,447	12,808	$1.28
Effect of dilutive securities Stock options		115	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$16,447	12,923	$1.27

	Nine months ended September 30, 2005

	Income (numerator)	Average shares (denominator)	Per share Amount

Basic EPS
Income available to common shareholders	$16,466	12,796	$1.29
Effect of dilutive securities Stock options		85	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$16,466	12,881	$1.28

No options were anti-dilutive for the nine-month periods ended September 30, 2006 and September 30, 2005.

Note: The stock dividend resulted in the issuance of 205,120 additional shares of Class A common stock and 19,426 additional shares of Class B common stock. In addition, there were 20,117 Class B shares issued to the Tabas Family Trust that were deferred at December 31, 2005 and paid out in June 2006.

4.	Investment Securities:

The carrying value and approximate market value of investment securities at September 30, 2006 are as follows:

(in thousands)	Amortized Purchased Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Carrying Value

Held to maturity:
Mortgage Backed	$137	$—	$—	$137	$137
US Agencies	195,000	—	(3,434)	191,566	195,000
Other Securities	60,300	2,171	(750)	61,721	60,300

	$255,437	$2,171	($4,184)	$253,424	$255,437

Available for sale:
Mortgage Backed	$28,791	$1	($731)	$28,061	$28,061
CMO’s	20,735	10	(309)	20,436	20,436
US Agencies	104,980	—	(3,329)	101,651	101,651
Other securities	153,784	4,519	(768)	157,534	157,534

	$308,290	$4,530	($5,138)	$307,682	$307,682

5.	Allowance for Loan Losses:

Changes in the allowance for loan losses were as follows:

	Three months ended September 30,

(in thousands)	2006	2005

Balance at beginning period	$11,466	$10,295
Charge-offs
Single family residential	—	—
Non-residential	—	—
Tax certificates	(27)	—
Commercial and Industrial	—	—
Other loans	(11)	—

Total charge-offs	(38)	—
Recoveries
Single family residential	33	9
Non-residential	3	7
Tax certificates	4	—
Commercial and Industrial	1	2
Other loans	—	1

Total recoveries	41	19
Provision for loan losses	303	—

Balance at the end of period	$11,772	$10,314

	Nine months ended September 30,

(in thousands)	2006	2005

Balance at beginning period	$10,276	$12,519
Charge-offs
Single family residential	(173)	(127)
Non-residential	—	(2,162)
Tax certificates	(30)	(1)
Commercial and Industrial	—	—
Other loans	(10)	(2)

Total charge-offs	(213)	(2,292)
Recoveries
Single family residential	90	67
Non-residential	7	7
Tax certificates	4	—
Commercial and Industrial	2	9
Other loans	5	3

Total recoveries	108	86
Provision for loan losses	1,601	1

Balance at the end of period	$11,772	$10,314

6.	Pension Plan

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

Net periodic defined benefit pension expense for the three-months and nine-months ended September 30, 2006 and 2005 included the following components:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2006	2005	2006	2005

Service cost	$241	$183	$428	$1,442
Interest cost	90	53	260	186

Net periodic benefit cost	$331	$236	$688	$1,628

The total accumulated benefit obligation under the plan including adjustments is estimated to be $7.1 million at December 31, 2006. This accumulated obligation is the present value of the amounts potentially payable under the plan as computed by actuary calculations made by our third party plan administrator.

7.	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No compensation expense for stock options was reflected in net income for the three and nine months ended September 30, 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at the date of grant.

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

	Three Months Ended September 30, 2006

(dollars in thousands, except for per share data)	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported

Income before income taxes	$9,805	($188)	$9,617
Income taxes	$3,168	($66)	$3,102

Net Income	$6,637	($122)	$6,515

Basic earnings per share	$0.52	($0.01)	$0.51

Diluted earnings per share	$0.51	($0.01)	$0.50

	Three Months Ended September 30, 2005

(dollars in thousands, except for per share data)	As Reported	SFAS 123(R) Adjustment	Proforma

Income before income taxes	$6,661	($171)	$6,490
Income taxes	$1,758	($60)	$1,698

Net Income	$4,903	($111)	$4,792

Basic earnings per share	$0.38	($0.01)	$0.37

Diluted earnings per share	$0.38	($0.01)	$0.37

	Nine Months Ended September 30, 2006

(dollars in thousands, except for per share data)	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported

Income before income taxes	$24,559	($545)	$24,014
Income taxes	$7,758	($191)	$7,567

Net Income	$16,801	($354)	$16,447

Basic earnings per share	$1.31	($0.03)	$1.28

Diluted earnings per share	$1.30	($0.03)	$1.27

	Nine Months Ended September 30, 2005

(dollars in thousands, except for per share data)	As Reported	SFAS 123(R) Adjustment	Proforma

Income before income taxes	$20,698	($512)	$20,186
Income taxes	$4,232	($179)	$4,053

Net Income	$16,466	($333)	$16,133

Basic earnings per share	$1.29	($0.03)	$1.26

Diluted earnings per share	$1.28	($0.03)	$1.25

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

The following table presents the activity related to the Director’s Plan for the nine months ended September 30, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)

Options outstanding at December 31, 2005	91,068	$18.53
Granted	16,500	$22.87
Exercised	(9,878)	$17.69
Forfeited	—

Options outstanding at September 30, 2006	97,690	$19.43	6.4
Options exercisable at September 30, 2006	81,190	$18.60	6.0

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

The following table presents the activity related to Employee Stock Option Plan for the nine months ended September 30, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)

Options outstanding at December 31, 2005	737,170	$19.61
Granted	150,000	$22.87
Exercised	(43,497)	$13.78
Forfeited	(18,430)	$22.40

Options outstanding at September 30, 2006	825,243	$19.93	7.1
Options exercisable at September 30, 2006	378,193	$17.21	5.7

As of September 30, 2006, there was approximately $2,235,000 of total unrecognized compensation cost related to nonvested options under the plans.

8.	Interest Rate Swaps

For asset/liability management purposes, the Company uses interest rate swaps which are agreements between the Company and another party (known as a counterparty) where one stream of future interest payments is exchanged for another based on a specified principal amount (known as notional amount). The Company will use interest rate swaps to hedge against various fluctuations in interest rates. Such interest rate swaps are used as part of the asset/liability management process and are linked to specific liabilities which have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

The Company currently utilizes interest rate swap agreements in the funding of loans and investments to convert their future interest payments to mirror the characteristics of a corresponding liability The notional amount ($60.6 million) on which interest payments are based is not exchanged. During the quarter ended September 30, 2005, the Company recorded an expense in the amount of $676 thousand in other operating expenses which reflects the fair value of the interest rate swaps resulting from the Company not meeting the upfront documentation and the effectiveness assessment requirements of SFAS No. 133. As of October 1, 2005, December 31, 2005, and September 30, 2006, the Company has completed documentation determining the effectiveness of each hedge using the Volatility Reduction Measure (“VRM”). It was determined that these swaps are effective and are treated as fair value hedges, therefore, there is no need to record the changes in the fair value of the existing interest rate swaps.

At September 30, 2006 and December 31, 2005, the information pertaining to outstanding interest rate swap agreement used to hedge fixed rate loans and investments is as follows:

(in thousands)	Sept. 30, 2006	Dec. 31, 2005

Notional Amount	$60,617	$60,000
Weighted average pay rate	5.51%	4.40%
Weighted average receive rate	4.35%	3.87%
Weighted average maturity (years)	4.7	4.5
Fair value relating to interest rate swaps	($1,002)	($1,281)
9.	Variable Interest Entities (“VIE”)

As of September 30, 2006, the company has one VIE which is consolidated into the Company’s financial statements. Royal Scully met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners.

In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements.

In September 2005, the Company, together with a real estate development company, formed Royal Scully Associates, L.P. (“Royal Scully”). Royal Scully was formed to convert an apartment complex into condominiums in Blue Bell, Pennsylvania. The development company is the general partner of Royal Scully. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company holding the remaining equity interest. In addition, the Company holds two notes totaling $9.2 million with a competitive term and interest rate. Upon the repayment of the initial capital contributions and preferred return, distributions will convert to 50% for the Company and 50% for the development company. Royal Scully had total assets of $47.2 million and total borrowings of $41.6 million of which $9.2 million was lent by the Company and not included in the financial statements through an eliminating entry. The net borrowings in the amount of $32.4 million are not guaranteed by the Company. The Company’s potential exposure to loss due to its investment is $11.9 million at September 30, 2006, which consists of the $2.5 million capital contribution, $9.2 million in loans and $200 thousand in a receivable.

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

Trust Preferred Securities

The Company raised $25 million from a private placement of trust preferred securities to engage in lending at the holding company and to capitalize Royal Asian Bank.

Management has determined that The company Capital Trust I/II (“the Trusts”) qualify as VIE’s under FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities,” as revised. The Trusts have previously issued mandatory redeemable trust preferred securities to investors and loaned the proceeds to the Company.

The Company adopted the provision under the revised interpretation, FIN 46(R), in the first quarter of 2004. Accordingly, The Company does not consolidate the Trust. FIN 46(R) precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the Trusts’ expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts to be included in other assets as of September 30, 2006 and the corresponding increase in outstanding debt of $774 thousand. In addition, income received on the Company’s stock investment is included in other income.

10.	Income Taxes.

Total income tax expense for the three months ended September 30, 2006 was $3.1 million, as compared to $1.8 million for the same period in 2005. The effective tax rate for the three months ended September 30, 2006, was 32.3% compared to the 26.4% for the same period in 2005. For the nine months ended September 30, 2006, the income tax expense was $7.6 million with an effective tax rate of 31.5% as compared to $4.2 million with an effective tax rate of 20.4% for the same period in 2005. During the second quarter of 2005, the Company recorded an approximate $1.7 million decrease in tax expense resulting from the completion of an Internal Revenue Service audit with respect to a valuation allowance against the deferred tax asset derived from net operating loss carryovers.

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

A summary of the Company’s commitments is as follows:

(in thousands)	September 30, 2006	December 31, 2005

Open-end lines of credit	$2,630	$2,954
Loan commitments	153,837	176,415
Letters of credit	5,502	3,228

Total	$161,969	$179,643

12.	Reclassifications and Restatement for 2% Stock Dividend

Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform with to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassification. All applicable amounts in these consolidate financial statements (including stock options and earnings per share information) have been restated for a 2% stock dividend paid January 17, 2006.

13.	Recent accounting pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 158 on our financial statements.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will not have a significant impact on the reported results of operations or financial conditions.

In September 2006, the FASB Emerging Issues Task Force issued EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a spilt-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 will be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of adopting the provisions of EITF 06-4 on our financial statements

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109” (FIN 48), which clarifies the accounting for uncertainty tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principal recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The company does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s 2005 Form 10-K.

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

Consolidated Net Income

Core earnings (defined as consolidated net income less non-recurring items) for the three months ended September 30, 2006 were $4.8 million or $0.38 basic earnings per share, compared to $4.2 million or $0.33 basic earnings per share for the same period in 2005. Core earnings for the nine months ended September 30, 2006 were $13.7 million or $1.07 basic earnings per share, compared to $12.2 million or $0.95 basic earnings per share. For the third quarter of quarter of 2006, non-recurring items include: a $1.5 million prepayment fee, $643 thousand in exit fees collected on two mezzanine loans and $480 thousand from the sale of other real estate owned. For the third quarter of 2005, non recurring items include $275 thousand in exit fees collected and $798 thousand from the sale of other real estate owned. For the nine months ended September 30, 2006, non-recurring items include: a $1.5 million prepayment fee, $643 thousand in exit fees collected on two mezzanine loans and $2.1 million from the sale of other real estate owned. For the nine months ended September 30, 2005, there were $1.6 million in exit fees collected, a $1.8 million equity distribution from a variable interest entity, $1.5 million from the sale of other real estate owned and a $1.7 million reduction in tax expense resulting from a reduction in deferred tax valuation allowance. In addition, a $930 thousand expense related to the company’s pension plan was recorded for the nine months ended September 30, 2005.

Consolidated net income (including non-recurring items) for the three months ended September 30, 2006 was $6.5 million or $0.51 basis earnings per share, compared to $4.9 million or $0.38 basic earnings per share for the same period in 2005. Consolidated net income (including non-recurring items) for the nine months ended September 30, 2006 was $16.4 million or $1.28 basic earnings per share, compared to $16.5 million or $1.29 basic earnings per share.

Non-GAAP Measure of Net Income

Management uses the non-GAAP measure of net income from core operations or operating earnings from its analysis of the Company’s performance. This measure, as used by the Company, adjusts net income determined in accordance with GAAP to exclude the effects of certain non-recurring, special items including significant gains or losses that are unusual in nature. Certain of these items and their impact on the Company are difficult to predict, management believes that presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating operating results of the Company’s core businesses. These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles our GAAP earnings to core or operating earnings for the periods presented:

	For the Three Months Ended September 30th		For the Nine Months Ended September 30th

(amounts in thousands, except for per share data)	2006	2005	2006	2005

GAAP Net Income	$6,515	$4,903	$16,447	$16,466
Changes
Loan exit fee	(643)	(275)	(643)	(1,568)
Prepayment fee	(1,500)	—	(1,500)	—
Gains from variable interest entities	—	—	—	(1,792)
Pension plan expense	—	—	—	930
Gains on other real estate owned	(480)	(798)	(2,054)	(1,491)

Total Changes	(2,623)	(1,073)	(4,197)	(3,921)
Tax effect	918	376	1,469	1,372
Reduction in tax expense	—	—	—	(1,700)

Net impact of changes	(1,705)	(697)	(2,728)	(4,249)

Net income from core operations	$4,810	$4,206	$13,719	$12,217

Basic earnings per share	$0.51	$0.38	$1.28	$1.29
Adjusted basic earnings per share	$0.38	$0.33	$1.07	$0.95

(The remainder of this page was intentionally left blank)

Interest Income

For the third quarter of 2006, interest income was $25.4 million compared to $19.6 million for the same quarter in 2005, an increase of $5.8 million. This represents an increase of 30%. This increase is primarily due to growth in the average loan balances along with higher interest earned on our variable rate portfolio during the third quarter of 2006, as compared to the same period in 2005. In addition there was a $1.5 million prepayment fee and $643 thousand in exit fees resulting from two mezzanine loans collected during the third quarter of 2006. The amount of the increase attributable to loan growth was $4.8 million and the amount attributable to interest rates on loans was $1.2 million. These increases were partially offset by a $268 thousand decline in interest income from investment securities of which a reduction of $505 thousand was attributable to volume and an increase of $237 thousand was attributable interest rates..For the nine month period ended September 30, 2006, interest income increased $13.3 million to $69.5 million compared to $56.2 for the same period in 2005. This increase is primarily due to growth in the average loan balance along with higher interest earned on the variable rate portfolio. In addition there was a $1.5 million prepayment fee and $643 thousand in exit fees resulting from two mezzanine loans collected during the period. The amount of the increase attributable to loan growth was $8.9 million and the amount attributable to interest rates on loans was $4.5 million. In addition, interest income from investment securities increased by $22 thousand of which a reduction of $761 thousand was attributed to volume and an increase of $783 thousand was attributable interest rates. Net loans increased 10% or $56.1 million from December 31, 2005 to $595.5 million at September 30, 2006. This increase is primarily due to an increased demand for commercial and construction loan products that are being offered at competitive rates coupled with an increase in volume from Royal Asian Bank and the Equity/Mezzanine division.

Interest Expense

Interest expense increased $3.6 million to $12.4 million for the quarter ended September 30, 2006 compared to the same period in 2005. For the nine-month period ended September 30, 2006, interest expense increased $10.3 million to $34.1 million compared to the same period in 2005. The increase in interest expense was due to an increase in the average balance of deposits along with higher interest rates paid on deposits and borrowings. Total deposits increased 12% at September 30, 2006 from December 31, 2005, primarily as a result of attractive certificate of deposit rates being offered and a increase of $19.3 million of brokered deposits. These funds were utilized to fund a portion of loan growth.

(The remainder of this page was intentionally left blank)

Net Interest Margin

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

	For the three months ended September 30, 2006			For the three months ended September 30, 2005

(amounts in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield

Cash equivalents	$1,201	$18	5.95%	$2,948	$28	3.77%
Investments securities	580,343	7,325	5.01%	611,562	7,594	4.93%
Loans	623,985	18,087	11.50%	514,177	12,023	9.28%

Earning assets	1,205,529	25,430	8.37%	1,128,687	19,645	6.91%
Non earning assets	116,501			138,633

Total assets	$1,322,030			$1,267,320

Deposits	$772,129	7,357	3.78%	$707,053	4,571	2.56%
Borrowings	371,087	5,028	5.38%	393,027	4,180	4.22%

Total interest bearing liabilities	1,143,216	12,385	4.30%	1,100,080	8,751	3.16%
Non-interest bearing liabilities and equity	178,814			167,240

Total liabilities and equity	$1,322,030			$1,267,320

Net interest margin		$13,045	3.91%		$10,894	3.41%

Note: Interest earned on loans for the three-month period ended September 30, 2006, includes a $1.5 million prepayment and $643 thousand in loan exit fees. Interest earned on loans for the same period in 2005 includes $275 thousand in loan exit fees.

	For the nine months ended September 30, 2006			For the nine months ended September 30, 2005

(amounts in thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield

Cash equivalents	$1,750	$67	5.12%	$4,395	$98	2.98%
Investments securities	581,887	21,788	5.01%	596,183	21,766	4.88%
Loans	604,235	47,676	10.55%	500,212	34,315	9.17%

Earning assets	1,187,872	69,531	7.83%	1,100,790	56,179	6.82%
Non earning assets	128,141			148,529

Total assets	$1,316,013			$1,249,319

Deposits	$740,766	19,206	3.47%	700,536	12,650	2.41%
Borrowings	395,522	14,887	5.03%	379,346	11,162	3.93%

Total interest bearing liabilities	1,136,288	34,093	4.01%	1,079,882	23,812	2.95%
Non-interest bearing liabilities and equity	179,725			169,437

Total liabilities and equity	$1,316,013			$1,249,319

Net interest margin		$35,438	3.60%		$32,367	3.46%

Note: Interest earned on loans for the nine-month period ended September 30, 2006, includes a $1.5 million prepayment and $643 thousand in loan exit fees. Interest earned on loans for the same period in 2005 includes $1.6 million in loan exit fees.

Rate Volume Analysis

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and nine month periods ended September 30, 2006.

	For the three months ended September 30, 2006 vs. 2005 Increase (decrease)			For the nine months ended September 30, 2006 vs. 2005 Increase (decrease)

INTEREST INCOME	Volume	Rate	Total	Volume	Rate	Total

Interest-bearing deposits	($7)	$9	$2	($48)	$37	($11)
Federal funds sold	(17)	7	(10)	(53)	39	(14)
Investments securities
Held to maturity	(36)	227	191	841	674	1,515
Available for sale	(469)	10	(459)	(1,602)	109	(1,493)

Total Investments securities	(505)	237	(268)	(761)	783	22
Loans
Commercial demand loans	2,785	1,105	3,890	7,481	3,270	10,751
Mortgages	(86)	64	(22)	(446)	1,096	650
Residential and home equity	(175)	80	(95)	(509)	180	(329)
Leases receivables	288	—	288	610	—	610
Tax certificates	(50)	(25)	(75)	(60)	(133)	(193)
Other loans	(9)	15	6	(73)	54	(19)
Loan fees	2,071	—	2,071	1,892	—	1,892

Total loans	4,824	1,239	6,063	8,895	4,467	13,362

Total increase in interest income	4,295	1,492	5,787	8,033	5,326	13,359

INTEREST EXPENSE
Deposits
NOW and money market	(194)	841	647	(1,346)	2,090	744
Savings	(4)	(2)	(6)	(13)	(10)	(23)
Time deposits	1,336	810	2,146	4,348	1,489	5,837

Total deposits	1,138	1,649	2,787	2,989	3,569	6,558
Trust preferred	—	63	63	—	190	190
Borrowings	(189)	590	401	686	1,784	2,470

Total increase in interest expense	949	2,302	3,251	3,675	5,543	9,218
Total increase (decrease) in net interest income	$3,346	($810)	$2,536	$4,358	($217)	4,141

Note: This table excludes $447 thousand for the three-month period and $1.3 million for the nine-month period ended September 30, 2006 of interest expense relating to the equity investments.

Provision for Loan Losses

During the third quarter of 2006, $303 thousand was recorded to increase the allowance for loan losses. This additional provision reflects $472 thousand related to specific loans which were partially offset by a reduction to the reserve resulting from $11.5 million in mezzanine loans payoffs, that had specific reserves. In addition there was a reduction in loan balances of $17.7 million at quarter ended September 30, 2006 compared to June 30, 2006. For the nine-month period ended September 30, 2006, $1.6 million was recorded to increase the allowance, of which $1.0 million was related to specific loans and the remainder was attributed to loan growth during 2006. Included in the reserves are mezzanine loans, which generally provide higher yields but which management has determined to have a higher level of risk compared to the remainder of loan portfolio.

Non-interest Income

Non-interest income totaled $3.9 million for the three-month period ended September 30, 2006 as compared to $3.3 million for the same period in 2005, an increase of $600 thousand. This increase is primarily due to $1 million relating to income earned from variable interest entities partially offset by a decline in the gains relating to the sales of other real estate during to the third quarter of 2006 compared to the same period of 2005. Non-interest income totaled $9.8 million for the nine-month period ended September 30, 2006, as compared to $9.8 million for the nine-month period ended September 30, 2005. During the first nine months of 2006, the Company earned $5.3 million from variable interest entities compared $6.1 million for the same period of 2005. Also during the nine months of 2006, the Company earned $2.1 million from the sale of other real estate owned compared $1.5 million for the same period of 2005.

Non-interest Expense

Non-interest expense totaled $7.1 million for the three-month period ended September 30, 2006 as compared to $7.5 million for the three-month period ended September 30, 2005, a decrease of $400 thousand. This decrease is primarily attributed a $675 thousand expense related to a decline in the fair value of interest rate swap during the third quarter of 2005 partially offset by $188 thousand of expense during the third quarter of 2006 relating to stock options as a result of the adoption of SFAS 123R. Non-interest expense totaled $19.7 million for the nine-month period ended September 30, 2006 as compared to $21.5 million for the nine-month period ended September 30, 2005, a decrease of $1.8 million. This decrease was primarily attributed to additional expenses during 2005, including $930 thousand relating to the pension plan, $675 thousand expense related to a decline in the fair value of interest rate swap and an additional $1.6 million of expenses related to variable interest entities, partially offset by $545 thousand of expense during 2006 relating to stock options as a result of SFAS 123R.

Income tax expense

Total income tax expense for the three-months ended September 30, 2006 was $3.1 million as compared to $1.8 million for the same period in 2005. The effective tax rate for the three months ended September 30, 2006, was 32.3% compared to the 26.4% for the same period in 2005. For the nine-month period ended September 30, 2006, income tax expense was $7.6 million with an effective tax rate of 31.5%, as compared to $4.2 million with an effective tax rate of 20.4% for same period in 2005. The $3.4 million decrease was primarily due to the $1.7 million dollar tax benefit resulting from the completion of an Internal Revenue Service audit with respect to a valuation allowance against the deferred tax asset derived from net operating loss carryovers.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets as of September 30, 2006 and December 31, 2005 were $1.30 billion. Return on assets for the nine-month period ended September 30, 2006 was 1.7%. Return on equity for the nine-month period ended September 30, 2006 was 14.0%.

Loans

Total loans increased $57.6 million from the $549.6 million level at December 31, 2005 to $607.2 million at September 30, 2006. This increase is primarily due to an increased demand for commercial and construction loan products that are being offered at competitive rates coupled with an increase in volume from the Royal Asian Bank division and the Mezzanine/Equity division. The year-to-date average balance of loans was $617.7 million at September 30, 2006 compared to $512.2 million for the same nine-month period in 2005.

The following table represents loan balances by type:

(amounts in thousands)	Sept. 30, 2006	Dec. 31, 2005

Commercial and industrial loans	$36,689	$30,075
Construction and land development	192,055	173,757
Mezzanine loans	18,358	13,468
Single family residential	39,152	41,900
Other real estate secured	280,927	250,380
Tax certificates	31,078	35,548
Leases	11,911	2,623
Other loan	1,268	3,868

Total gross loans	611,438	551,619
Deferred fees	(4,191)	(1,983)

Total loans	$607,247	$549,636

Non-performing loans

Loans on which the accrual of interest has been discontinued amounted to approximately $6.9 million at September 30, 2006, as compared to $4.4 million at December 31, 2005, an increase of $2.5 million. This increase is primarily attributed to a construction loan in Texas with a principal balance of $4.4 million and $184 thousand of residential loans that went into non-accrual status partially offset by the payoff of a participation loan secured by a pool of golf courses which had a balance of $1.0 million, $420 thousand related to other payoffs, $411 thousand from loans coming off of non-accrual status due to payments received and $211 thousand of loans being transferred to other real estate owned. Although the Company has non-performing loans of approximately $6.9 million at September 30, 2006, management believes it has adequate collateral to limit its credit risk on these loans.

The balance of impaired loans and loans on which the accrual of interest has been discontinued was approximately $15.4 million and $10.0 million at September 30, 2006 and December 31, 2005, respectively. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements or where there is a significant reduction in collateral associated with the loan. As of September 30, 2006, the Company had nine loans, three leases and residential loans in the amount of $14.2 million that are considered to be potential problem loans with a specific reserve of $2.2 million. The $2.2 million associated with impaired loans consist of: $1.0 million related to a golf course in New Jersey, $249 thousand related to a construction loan for a hotel in New Orleans, $398 thousand related to construction loan in Texas, $400 thousand related to several residential loans, and $50 thousand for a non-residential property with fire damage. During the first quarter of 2006, a loan to a hospital in Louisiana was restructured to modify the payment terms. The income that was recognized on impaired loans during the three-month period ended September 30, 2006 was $197 thousand and for the nine-month period ended September 30, 2006, was $550 thousand. The cash collected on impaired loans during the three-month period ended September 30, 2006 was $434 thousand, of which $250 thousand was credited to the principal balance outstanding on such loans. For the nine-month period ended September 30, 2006 the cash collected on impaired loans was $2.3 million, of which $1.7 million was credited to principal balance. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

Allowance for Loan Losses

The allowance for loan losses increased $1.5 million to $11.8 million at September 30, 2006 from $10.3 million at December 31, 2005. The $1.5 million increase was attributed to recording a provision of $1.6 million offset by net charge offs of $108 thousand. The amount of the allowance for loan losses represents approximately 1.9% of total loans at September 30, 2006 versus 1.9% at December 31, 2005. While management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company’s loan portfolio at this time, no assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

(The remainder of this page was intentionally left blank)

An analysis of the Allowance for Loan losses by loan type is set forth below:

	September 30, 2006		December 31, 2005

	Amount (in thousands)	Percent of loans in each category to total loans	Amount (in thousands)	Percent of loans in each category to total loans

Domestic
Commerical and industrial	$492	6.00%	$494	5.45%
Construction and land development	$3,948	31.41%	$3,004	31.50%
Mezzanine loans	$1,378	2.94%	$1,133	2,44%
Single family residential	$1,166	6.40%	$925	7.60%
Other real estate secured	$4,471	45.95%	$4,669	45.39%
Tax certificates	$—	5.08%	$—	6.44%
Leases	$304	1.95%	$75.48%
Other	$12	0.21%	$41.70%
Foreign	—	00%	—	00%
Unallocated	$1	N/A	($65)	N/A

	$11,772	100.00%	$10,276	100.00%

Investment Securities

Total investment securities decreased $18.6 million to $563.1 million at September 30, 2006, from $581.7 million at December 31, 2005. This decrease is primarily due to maturities and calls of investments along with principal repayments from mortgage backed securities during the first nine months of 2006 that were not replaced due to the funds being utilized to fund loan growth.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $16.7 million from the $30.9 million level at December 31, 2005 to $14.2 million at September 30, 2006. In order to minimize overnight borrowings, the Company only maintains a balance to cover the daily reserve requirement with the Federal Reserve Bank along with cash needed for branch purposes.

Deposits

Total deposits, the primary source of funds, increased $85.3 million to $782.7 million at September 30, 2006, from $697.4 million at December 31, 2005. This increase is related to attractive certificate of deposit rates being offered during the first nine months of 2006. During the nine-month period ended September 30, 2006, brokered deposits increased $17.6 million to $170.3 million representing approximately 21.8% of total deposits. Generally, these brokered deposits cannot be redeemed prior to the stated maturity, except in the event of the death or adjudication of incompetence of the deposit holder.

The following table represents ending deposit balances by type.

(amounts in thousands)	Sept. 30, 2006	Dec. 31, 2005

Demand (non-interest bearing)	$59,921	$75,754
NOW and Money Markets	282,343	279,602
Savings	17,094	20,109
Time deposits (over $100)	261,236	203,611
Other time deposits	162,114	118,333

Total deposits	$782,708	$697,409

Borrowings

Total borrowings decreased $95.4 million to $306.0 million at September 30, 2006, from $401.4 million at December 31, 2005. This reduction is attributed to an $86.0 million decrease in overnight borrowings with the Federal Home Loan Bank resulting from increased deposits which have a lower cost and a $15.0 million decrease in borrowings related to variable interest entities. During the third quarter of 2006, the Company entered into a borrowing relationship with PNC Financial in the amount of $5.6 million, of which the full amount was outstanding as September 30, 2006.

Stockholders’ Equity

Consolidated stockholders’ equity increased $7.2 million to $162.7 million at September 30, 2006 from $155.5 million at December 31, 2005. This increase is primarily due to increased earnings in excess of dividends paid during the nine month period and a decrease in unrealized losses in the available for sale portfolio of approximately $545 thousand. Return on equity for the nine-month period ended September 30, 2006 was 14.0%.

CAPITAL ADEQUACY

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At September 30, 2006, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

(The remainder of this page was intentionally left blank)

The table below provides a comparison of The Company and Royal Bank’s risk-based capital ratios and leverage ratios for September 30, 2006 and the year ended December 31, 2005:

	Royal Bancshares			Royal Bank

	Sept. 30, 2006		Dec 31, 2005	Sept. 30, 2006		Dec 31, 2005

Capital Levels
Tier 1 leverage ratio	14.4%		14.2%	11.0%		10.4%
Tier 1 risk-based ratio	19.0%		18.8%	15.0%		13.8%
Total risk-based ratio	20.2%		19.8%	16.2%		14.9%
Capital Performance
Return on average assets	2.0	% (1)	2.5%	1.7	%(1)	2.6%
Return on average equity	16.2	% (1)	22.0%	14.0	%(1)	27.0%

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

The liquidity ratio of the Company remains adequate at approximately 35% and exceeds the Company’s target ratio set forth in the Asset/Liability Policy. The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2006:

Interest Rate Sensitivity

(in millions)	Days
			1 to 5 Years	Over 5 Years	Non-rate Sensitive
	0 – 90	91 – 365				Total

Assets
Interest-bearing deposits in banks	$6.6	$0.0	$0.0	$0.0	$7.6	$14.2
Federal funds sold	0.0	0.0	0.0	0.0	0.0	0.0
Investment securities:
Available for sale	26.7	42.5	160.3	79.0	(0.8)	307.7
Held to maturity	25.0	115.0	115.4	0.0	0.0	255.4

Total investment securities	51.7	157.5	275.7	79.0	(0.8)	563.1
Loans:
Fixed rate	21.0	15.8	124.9	33.8	0.0	195.5
Variable rate	304.6	66.6	41.6	0.0	(11.8)	401.0

Total loans	325.6	82.4	166.5	33.8	(11.8)	596.5
Other assets	35.9	0.0	0.0	0.0	92.0	127.9

Total Assets	$419.8	$239.9	$442.2	$112.8	$87.0	$1,301.7

Liabilities & Capital
Deposits:
Non interest bearing deposits	$0.0	$0.0	$0.0	$0.0	$59.9	$59.9
Interest bearing deposits	32.7	98.1	168.8	0.0	0.0	299.6
Certificate of deposits	33.1	135.8	251.2	3.1	0.0	423.2

Total deposits	65.8	233.9	420.0	3.1	59.9	782.7
Borrowings (1)	129.1	—	100.0	70.3	32.4	331.8
Other liabilities	0.0	0.0	0.1	0.0	24.4	24.5
Capital	0.0	0.0	0.0	0.0	162.7	162.7

Total liabilities & capital	$194.9	$233.9	$520.1	$73.4	$279.4	$1,301.7

Net interest rate GAP	$224.9	$6.0	($77.9)	$39.4	($192.4)

Cumulative interest rate GAP	$224.9	$230.9	$153.0	$192.4

GAP to total assets	17%	0%

GAP to total equity	138%	4%

Cumulative GAP to total assets	17%	18%

Cumulative GAP to total equity	138%	142%

(1)	The $32.4 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

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

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as September 30, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

(b) Changes in internal controls.

There has not been any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to Vote Security Holders

None

Item 5. Other Information

On September 8, 2006 the Company’s wholly owned subsidiary Royal Bank America formed a subsidiary called RBA ABL Group LP to originate asset based loans. The Bank owns 60% of the subsidiary.

On October 2, 2006 the Company’s wholly owned subsidiary Royal Bank America formed a subsidiary called RBA Capital LP to originate structured financing. The Bank owns 60% of the subsidiary.

On October 20, 2006 the Company changed The Transfer and Dividend and Paying Agent from Registrar and Transfer Company to StockTrans Inc. located in Ardmore, Pennsylvania.

Item 6. Exhibits

(a)

3.1	Articles of Incorporation of the Company
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006)
31.1

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on November 8, 2006.

31.2

Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on November 8, 2006.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on November 8, 2006.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on November 87, 2006.

99.1	Royal Bancshares of Pennsylvania, Inc. announced net income for three months ended September 30, 2006 and declaration of cash dividend on October 19, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: November 8, 2006	/s/ Jeffrey T. Hanuscin

Jeffrey T. Hanuscin Chief Financial Officer