Form 10-Q/A
period 2005-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2007-01-26
CIK 922487

FORM 10-Q/A
Amendment No.1
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
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
Yes  ☑     No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).Yes  ☑     No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2005

$2.00 par value	10,493,526

Class B Common Stock	Outstanding at July 31, 2005

$.10 par value	1,973,531

EXPLANATORY NOTE
As discussed in Note 13 to the notes to consolidated financial statements included herein, Royal Bancshares of Pennsylvania, Inc. (the “Company”) is amending the consolidated statement of cash flows for the six months ended June 30, 2005, included in the Company’s Form 10-Q for the quarter end June 30, 2005, (the “Form 10-Q”). As further described in a current report on Form 8-K filed on December 22, 2006, the restatement of the consolidated statement of cash flows results principally from a misclassification of certain cash flows relating to cash derived from equity real estate investments received during the period.
The Form 10-Q as amended hereby continues to speak as of the date of the originally filed Form 10-Q, and the disclosures have not been updated to speak as of any later date. Any items in Form 10-Q that are not expressly changed hereby shall be as set forth in the Form 10-Q, as previously filed. All information contained in this Amendment No. 1 and the originally filed Form 10-Q is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.
Pursuant to SEC Rule 12-b-15, in connection with this Amendment No. 1 on Form 10-Q/A, the Company is filing updated Exhibits 31(v), 31(vi), 32(iii) and 32(iv).

ITEM 1- Part 1. Financial Statements
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(dollars in thousands, except share data)	June 30, 2005	Dec 31, 2004
ASSETS

Cash and due from banks	$16,470	$26,109
Federal funds sold	11,800	1,000

Total cash and cash equivalents	28,270	27,109

Investment securities held to maturity (HTM) (fair value of $239,745 at June 30, 2005 and $211,865 at December 31, 2004)	240,538	212,227

Investment securities available for sale (AFS) – at fair value	372,530	372,034

Loans held for sale	1,062	2,204
Loans 198,419,480	511,997	467,294

Less allowance for loan losses	10,295	12,519

Net loans	501,702	454,775
Premises and equipment, net	54,067	72,433
Accrued interest and other assets	65,530	64,492

Total assets	$1,263,699	$1,205,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$64,065	$64,371
Interest bearing (includes certificates of deposit in excess of $100 of $151,844 at June 30, 2005 and $90,596 at December 31, 2004)	637,054	678,011

Total deposits	701,119	742,382
Accrued interest payable	5,807	5,602
Borrowings	399,039	304,023
Other liabilities	8,827	8,736

Total liabilities	1,114,792	1,060,743

MINORITY INTEREST	3,122	3,655

Stockholders’ equity
Common stock
Class A, par value $2 per share; authorized, 18,000,000 shares; issued, 10,493,526 at June 30, 2005 and 10,276,672 at December 31, 2004	20,987	20,553
Class B, par value $.10 per share; authorized, 2,000,000 shares; issued, 1,973,531 at June 30, 2005 and 1,939,490 at December 31, 2004	197	194
Additional paid in capital	98,828	92,037
Retained earnings	24,781	26,558
Accumulated other comprehensive income	3,257	3,799

	148,050	143,141
Treasury stock — at cost, shares of Class A, 215,388 at June 30, 2005, and December 31, 2004	(2,265)	(2,265)

Total stockholders’ equity	145,785	140,876

Total liabilities and stockholders’ equity	$1,263,699	$1,205,274

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	June 30,
(in thousands, except per share data)	2005	2004
Interest income
Loans, including fees	$12,166	$10,017
Investment securities held to maturity	2,227	1,220
Investment securities available for sale	4,908	5,095
Deposits in banks	18	146
Federal funds sold	11	30

TOTAL INTEREST INCOME	19,330	16,508

Interest expense
Deposits	4,069	4,288
Borrowings	3,626	2,681

TOTAL INTEREST EXPENSE	7,695	6,969

NET INTEREST INCOME	11,635	9,539

Provision for loan losses	—	4

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,635	9,535

Other income
Service charges and fees	288	318
Net (loss) gains on sales of investment securities	(88)	33
Income related to equity investments	2,952	1,903
Gains on sales of other real estate	404	542
Gains on sales of loans	103	252
Other income	221	416

	3,880	3,464

Other expenses
Salaries and wages	2,391	2,200
Employee benefits	1,550	558
Occupancy and equipment	408	358
Expenses related to equity investments	968	1,170
Other operating expenses	2,252	2,496

	7,569	6,782

INCOME BEFORE INCOME TAXES	7,946	6,217

Income taxes	704	1,823

NET INCOME	$7,242	$4,394

Net income – basic	$.58	$.35

Net income – diluted	$.57	$.35

Cash dividend – Class A shares	$.25	$.25

Cash dividend – Class B shares	$.2875	$.2875

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six months ended
	June 30,
(in thousands, except per share data)	2005	2004
Interest income
Loans, including fees	$22,292	$20,652
Investment securities held to maturity	4,475	2,393
Investment securities available for sale	9,697	10,651
Deposits in banks	41	287
Federal funds sold	29	53

TOTAL INTEREST INCOME	36,534	34,036

Interest expense
Deposits	8,079	8,655
Borrowings	6,982	5,044

TOTAL INTEREST EXPENSE	15,061	13,699

NET INTEREST INCOME	21,473	20,337

Provision for loan losses	1	5

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,472	20,332

Other income
Service charges and fees	581	671
Net gains on sales of investment securities	162	226
Income related to equity investments	4,395	3,760
Gains on sales of other real estate	693	874
Gains on sales of loans	228	431
Other income	434	685

	6,493	6,647

Other expenses
Salaries and wages	4,705	4,290
Employee benefits	2,126	1,070
Occupancy and equipment	817	741
Expenses related to equity investments	1,788	2,898
Other operating expenses	4,492	4,359

	13,928	13,358

INCOME BEFORE INCOME TAXES	14,037	13,621

Income taxes	2,474	4,063

NET INCOME	$11,563	$9,558

Per share data

Net income – basic	$.92	$.76

Net income – diluted	$.92	$.76

Cash dividend – Class A shares	$.50	$.50

Cash dividend – Class B shares	$.575	$.575

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Six Months ended June 30, 2005
(UNAUDITED)

								Accumulated
					Additional			Other
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Treasury	Comprehensive	Comprehensive
(dollars in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Income
Balance, January 1, 2005	10,277	$20,553	1,939	$194	$92,037	$26,558	$(2,265)	$3,799

Net income	—	—	—	—	—	11,563	—	—	$11,563
Conversion of Class B common stock to Class A Common stock	6	12	(4)	(1)	—	(11)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
2% stock dividend	201	402	39	4	6,640	(7,046)	—	—
Cash dividends on common stock						(6,271)
Cash in lieu of fractional shares	—	—	—	—	—	(12)	—	—	—
Stock options exercised	10	20	—	—	151	—	—	—	—
Other comprehensive loss, net of reclassification adjustment and tax benefit of $292	—	—	—	—	—	—	—	(542)	(542)

Comprehensive income									$11,021

Balance, June 30, 2005	10,494	$20,987	1,974	$197	$98,828	$24,781	$(2,265)	$3,257

     The accompanying notes are an integral part of the financial statement.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Six Months ended June 30, 2004
(UNAUDITED)

								Accumulated
					Additional			Other
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Treasury	Comprehensive	Comprehensive
(dollars in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Income
Balance, January 1, 2004	10,027	$20,054	1,909	$191	$85,448	$24,989	$(2,265)	$6,415

Net income for the three months ended June 30,	—	—	—	—	—	9,558	—	—	$9,558
Conversion of Class B common stock to Class A Common stock	7	14	(6)	(1)	—	(13)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
2% stock dividend declared	196	392	39	4	5,842	(6,237)	—	—
Cash dividends on common stock						(6,063)
Cash in lieu of fractional shares	—	—	—	—	—	(11)	—	—	—
Stock options exercised	7	14	—	—	74	—	—	—	—
Other comprehensive income, net of reclassification adjustment and tax benefit of $1,783	—	—	—	—	—	—	—	(3,311)	(3,311)

Comprehensive income									$6,247

Balance, June 30, 2004	$10,237	$20,474	1,942	$194	$91,364	$22,223	$(2,265)	$3,104

     The accompanying notes are an integral part of the financial statement

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30,
(in thousands)

	(As restated,
	see Note 13)
	2005	2004
Cash flows from operating activities
Net income	$11,563	$9,558
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	591	420
Provision for loan losses	1	5
Net accretion of discounts and premiums on loans, mortgage-backed securities and investments	(433)	1,479
Provision for deferred income taxes	(319)	(711)
Gains on sale of other real estate	(693)	(874)
Gains on sales of loans	(228)	(432)
Net gains on sales of investment securities	(162)	(226)
Gain from refinance of assets – VIE’s	(1,792)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,642)	1,132
(Increase) in other assets	(1,154)	(5,915)
Increase in accrued interest payable	205	6,804
Increase (decrease) increase in other liabilities	890	773

Net cash provided by operating activities	6,827	12,013

Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	36,650	89,285
Proceeds from calls/maturities of AFS investment securities	13,457	126,104
Proceeds from sales of AFS investment securities	6,000	890
Purchase of AFS investment securities	(15,137)	(86,302)
Purchase of HTM investment securities	(65,025)	(155,125)
Redemption(purchase) of FHLB Stock	(6,050)	807
Net (increase) decrease in loans	(44,321)	78,208
(Purchase) of premises and equipment	1,245	(827)
Cash disbursed to partners due to sale or refinance of assets – VIE’s	(2,485)	—
Net cash in VIE Deconsolidated under FIN 46 other than from sale	(439)	—
Distributions received from VIE’s	50	—
(Purchase) sales of premises and equipment relating to VIE	5,091	(62,937)

Net cash (used in) investing activities	(70,964)	(9,897)

Cash flows from financing activities:
Net (decrease) in non-interest bearing and interest bearing demand deposits and savings accounts	(108,220)	(5,280)
Net increase (decrease) increase in certificates of deposit	66,957	(22,106)
Mortgage payments	(36)	(31)
Net increase in FHLB borrowings	108,500	—
Mortgage debt incurred by VIE	19,060	—
Repayment of mortgage debt – VIE’s	(14,851)	55,762
Cash dividends	(6,271)	(6,064)
Cash in lieu of fractional shares	(12)	(11)
Issuance of common stock under stock option plans	171	87

Net cash provided by financing activities	65,298	22,357

	(As restated,
	see Note 13)
	2005	2004
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,161	24,473
Cash and cash equivalents at beginning of year	27,109	25,070

Cash and cash equivalents at end of year	$28,270	$49,543

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc. and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, and 60% ownership of Crusader Servicing Corporation. The two recently formed Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FIN 46(R). These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.
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
          Royal Bancshares’ Community Banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank. For example, commercial lending is dependent upon the ability of Royal Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending.
     Royal Bancshares’ Tax Lien Operation does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the community banking operation. Royal Bancshares’ tax lien operation consists of purchasing delinquent tax certificates from local municipalities at auction. The tax lien segment is managed as a single strategic unit which generates revenue from a nominal interest rate achieved at the individual auctions along with periodic penalties imposed.
     As a result of the adoption of FIN 46(R), Royal Bancshares is reporting on a consolidated basis its interest in two Equity Investments as Variable Interest Entities (“VIE”) which have different characteristics than the community banking segment. Royal Bancshares has investments in two apartment complexes.

	Three months ended June 30, 2005
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,164,373	$51,358	$47,968	$1,263,699

Total deposits	701,119	—	—	701,119

Net interest income	$11,429	$467	($261)	$11,635
Provision for loan losses	—	—	—	—
Other income	566	362	2,952	3,880
Other expense	6,038	563	968	7,569
Income tax expense	636	68	—	704

Net income	$5,321	$198	$1,723	$7,242

	Three months ended June 30, 2004
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,070,931	$49,984	$64,819	$1,185,734

Total deposits	763,672	—	—	763,672

Net interest income	$9,375	$757	($593)	$9,539
Provision for loan losses	—	4	—	4
Other income	920	641	1,903	3,464
Other expense	5,300	704	778	6,782
Income tax expense	1,691	132	—	1,823

Net income	$3,304	$558	$532	$4,394

Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $659,000 and $402,000 for the three-month periods ended June 30, 2005, and 2004, respectively.

	Six-months ended June 30, 2005
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,164,373	$51,358	$47,968	$1,263,699

Total deposits	701,119	—	—	701,119

Net interest income	$21,147	$1,141	($815)	$21,473
Provision for loan losses	—	1	—	1
Other income	1,645	453	4,395	6,493
Other expense	11,080	1,075	1,773	13,928
Income tax expense	2,357	117	—	2,474

Net income	$9,355	$401	$1,807	$11,563

	Six-months ended June 30, 2004
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,070,931	$49,984	$64,819	$1,185,734

Total deposits	763,672	—	—	763,672

Net interest income	$19,561	$1,638	($862)	$20,337
Provision for loan losses	—	5	—	5
Other income	1,921	966	3,760	6,647
Other expense	9,722	1,272	2,364	13,358
Income tax expense	3,809	254	—	4,063

Net income	$7,951	$1,073	$534	$9,558

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

	Three months ended June 30, 2005
	Income	Average shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$7,242	12,545	$0.58
Effect of dilutive securities
Stock options		78	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$7,242	12,623	$0.57

	Three months ended June 30, 2004
	Income	Average shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$4,394	12,518	$0.35
Effect of dilutive securities
Stock options		62	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$4,394	12,580	$0.35

The tables above do not include 418 thousand options granted that have an exercise price above the market value at June 30, 2005. No options were anti dilutive for the period ended June 30, 2004.

	Six months ended June 30, 2005
	Income	Average shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$11,563	12,543	$0.92
Effect of dilutive securities
Stock options		84	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$11,563	12,627	$0.92

	Six months ended June 30, 2004
	Income	Average shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$9,558	12,495	$0.76
Effect of dilutive securities
Stock options		88	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$9,558	12,583	$0.76
The tables above do not include 252 thousand options granted that have an exercise price above the market value at June 30, 2005. No options were anti dilutive for the six-month period ended June 30, 2004.

4.	Investment Securities:

The carrying value and approximate market value of investment securities at June 30, 2005 are as follows:

	Amortized	Gross	Gross	Approximate
	Purchased	Unrealized	Unrealized	Fair	Carrying
(in thousands)	Cost	Gains	Losses	Value	Value

Held to maturity:
Mortgage Backed	$199	$—	$—	$199	$199
US Agencies	195,000	9	(1,466)	193,543	195,000
Other Securities	45,339	664	—	46,003	45,339

	$240,538	$673	($1,466)	$239,745	$240,538

Available for sale:
Federal Home Loan Bank Stock – at cost	$17,150	$—	$—	$17,150	$17,150
Mortgage Backed	46,320	219	(151)	46,388	46,388
CMO’s	26,357	73	(63)	26,367	26,367
US Agencies	94,978	42	(1,188)	93,832	93,832
Other securities	182,714	6,714	(635)	188,793	188,793

	$367,519	$7,048	($2,037)	$372,530	$372,530

5.	Allowance for Loan Losses: Changes in the allowance were as follows:

	Three months ended June 30,
	2005	2004
(in thousands)
Balance at beginning of period	$12,495	$12,467

Loans charged-off	(2,259)	(34)
Recoveries	59	102

Net charge-offs and recoveries	(2,200)	68

Provision for loan losses	—	4

Balance at end of period	$10,295	$12,539

	Six months ended June 30,
	2005	2004
(in thousands)
Balance at beginning of period	$12,519	$12,426

Loans charged-off	(2,292)	(91)
Recoveries	67	199

Net charge-offs and recoveries	(2,225)	108

Provision for loan losses	—	5

Balance at end of period	$10,295	$12,539

6.	Non-performing loans

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

The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee’s compensation during the highest consecutive years during the last 10 years of employment. The Company’s policy is to fund pension costs allowable for income tax purposes.

Net periodic defined benefit pension expense for the three months and six months ended June 30, 2005 and 2004 included the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Service cost	$1,053	$274	$1,259	$382
Interest cost	68	43	133	106

Net periodic benefit cost	$1,121	$317	$1,392	$488

The total accumulated benefit obligation under the plan including adjustments is estimated to be $6.2 million at December 31, 2005.
8.	Stock-based Compensation

At June 30, 2005, the Company had both a director and employee stock-based compensation plan. The Company accounts for the plan under the recognition and measurement provisions of Accounting Principals Board No. 25, “Accounting for Stock Issued to Employee,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”. The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

The following table provides the disclosure required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$7,242	$4,394	$11,563	$9,558
Less: Stock-based compensation costs under fair value based method for all awards, net of related tax effect	(123)	(106)	(246)	(212)

Pro forma net income	$7,119	$4,288	$11,317	$9,346

Earnings per share – Basic As reported	$0.58	$0.35	$0.92	$0.76
Pro forma	$0.57	$0.34	$0.90	$0.75
Earnings per share – Diluted As reported	$0.57	$0.35	$0.92	$0.76
Pro forma	$0.56	$0.34	$0.89	$0.74
9.	Interest Rate Swaps

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

10.	Variable Interest Entities (“VIE”)
     The Company, together with a real estate development company, formed Brook View Investors, L.L.C. (“Brook View”) in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. The Company invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At June 30, 2005, Brook View had total assets of $12.9 million and total borrowings of $12.8 million of which $0 is guaranteed by the Company. The Company has determined that Brook View is a VIE and it is the primary beneficiary. The Company’s exposure to loss due to its investment in and receivables due from Brook View is $88,000.
     The Company, together with a real estate development company, formed Burrough’s Mill Apartment, L.L.C. (“Burrough’s Mill”) in December 2001. Burrough’s Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. The Company invested 72% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At June 30, 2005, Burrough’s Mill had total assets of $35.1 million and total borrowings of $30.0 million of which $0 is guaranteed by the Company. The Company has determined that Burrough’s Mill is a VIE and it is the primary beneficiary. The Company’s exposure to loss due to its investment in and receivables due from Burrough’s Mill is $2.5 million.

     The Company, together with a real estate investment company, formed 212 C Associates, L.P. (“212 C”) in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the investment company. On June 7, 2005, 212 C refinanced the debt for approximately $19.1 million which resulted in a distribution to the Company of approximately $4.0 million which paid back the Company’s original investment and accrued preferred return. In addition, the company recorded a profit of $1.8 million as result of this distribution. As a result of the transaction the Company no longer qualifies as the primary beneficiary and is no longer obligated to consolidate this VIE into the Company’s financial statement.
     The Company, together with a real estate development company, formed Main Street West Associates, L.P. (“Main Street”) in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. The Company invested 90% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. On June 30, 2005, Main Street sold the property for approximately $5.3 million and paid back the Company’s original investment plus the accrued preferred return in full.
Trust Preferred Securities
Management has determined that Royal Bancshares Capital Trust I/II (“the Trusts”) qualify as VIE’s under FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities,” as revised. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to Royal Bancshares.
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

13.	Restatement
     In connection with the preparation of the Company’s Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-Q/A, management reconsidered the classification of certain cash flows principally relating to income derived from equity real estate investments received during the period along with the treatment of the deconsolidation of these investments. In addition the Company will amend the treatment of OREO transfers from loans and the treatment of accretion and amortization of loans and investments.
     The following table identifies the restatements made to the consolidated statement of cash flow:

	Six months ended
	June 30, 2005
	As	As
	Reported	Restated
	In 2005	for 2005
(amounts in thousands)	10-Q	10-Q

Cash Flows from Operating Activities:
Depreciation	1,440	591
Amortization of premiums and discounts on loans, mortgage-backed securities and investments	(1,881)	(433)

Benefit for deferred income taxes	(135)	(319)
Gain from refinance of assets – VIE’s	—	(1,792)
Decrease (increase) in accrued interest receivable	1,060	(1,642)
Increase in other assets	(1,963)	(1,154)
(Decrease) increase in other liabilities	(612)	890
Net cash provided by operating activities	8,595	6,827

Cash flows from investing activities
Proceeds from calls and maturities of investments available for sale	12,727	13,457
Proceeds from sales of investment securities available for sale	6,345	6,000
Net (increased) loans	(41,457)	(44,321)
(Purchases) of premises and equipment	(548)	1,245
Cash disbursed to partners – VIE’s	—	(2,485)
Cash in VIE deconsolidated un FIN 46 other than from sale	—	(439)
Distributions received from VIE’s	—	50
Deconsolidation of premises and equipment relating –VIE	12,976	—
Purchase of premises and equipment through –VIE’s	4,498	5,091
Net cash used in investing activities	(55,021)	(70,964)

Cash flows from financing activities
Mortgage payments	(34)	(36)
Mortgage debt incurred by – VIE’s	—	19,060
Repayment of mortgage debt – VIE’s	(13,484)	(14,851)
Issuance of common stock under stock option plan	151	171
Net cash provided by financing activities	47,587	65,298

14.	Recent Accounting Pronouncements
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Condition Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our Consolidated Financial Statement.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.
On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for FASB’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
     The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month and six-month periods ended June 30, 2005.
     From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, and similar matters in this and other filings with the Securities Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance development, and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.
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
Allowance for Loan Losses
     The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.
Income Taxes
     Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that the company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of net deferred tax assets to the expected realizable amount.

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
FINANCIAL CONDITION
     Total consolidated assets as of June 30, 2005 were $1.26 billion, an increase of $50 million from the $1.21 billion reported at year-end, December 31, 2004. This increase is primarily due to a $45 million increase in the loan balance and $28 million increase in investments classified as held to maturity during the first six months of 2005, partially offset by an $18 million decrease in premises and equipment as a result of the deconsolidation of two of the VIE’s as mentioned above.
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
     Total borrowings increased $95.0 million to $399.0 million at June 30, 2005, from $304.0 million at December 31, 2004. This increase is primarily attributed to the utilization of FHLB borrowings, in the amount of $108.5 million, for funding of loan volume and covering the decline in the balance of higher yielding deposits. This increase in FHLB borrowings was partially offset by the deconsolidation of two VIE’s as mentioned above which resulted in a reduction in borrowings of $13.5 million.
     Consolidated stockholders’ equity increased $4.9 million to $145.8 million at June 30, 2005 from $140.9 million at December 31, 2004. This increase is primarily due to increased earnings in excess of dividends paid during the six month period.
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
     Total non-interest income for the three-month period ended June 30, 2005 was $3.9 million as compared to $3.5 million for the same three-month period in 2004. During the second quarter of 2005 the company recorded a $1.8 million gain as a result of the distribution from 212 C as mentioned in Variable Interest Entities. Total non-interest income for the six-month period ended June 30, 2005 was $6.5 million as compared to the $6.6 million for the same period during 2004. This decrease is a result of the deconsolidation of the two VIE’s in the amount of $1.4 million which is offset by the $1.8 million gain from 212 C.

     Total non-interest expense for the three months ended June 30, 2005 was $7.6 million, as compared to $6.8 million for the same period in 2004, an increase of $800,000. The increase is primarily attributed to three items, the first is an additional expense of approximately $930,000 related to the Company’s pension fund as a result of changes to the plan, the write down of an asset, in the approximate amount of $420,000, on the books related a sublease that was terminated, and the reversal of losses that were previously booked, in the approximate amount of $400,000, related to the Main Street West VIE, which the Company was paid in full on its’ investment following the sale of the property during the second quarter of 2005. Total non-interest expense for the six-month period ended June 30, 2005 was $13.9 million, as compared to $13.4 million for the same period in 2004, an increase of $500,000. The increase is primarily attributed to the same three items mentioned above.
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

CAPITAL ADEQUACY
     The company is required to maintain minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators. At June 30, 2005, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.
     The table below provides a comparison of Royal Bancshares of Pennsylvania’s and Royal Bank risk-based capital ratios and leverage ratios:

	Royal Bancshares		Royal Bank
	June 30,	Dec 31,	June 30,	Dec 31,
	2005	2004	2005	2004
Capital Levels
Tier 1 leverage ratio	13.6%	13.9%	9.6%	9.6%
Tier 1 risk-based ratio	18.5%	19.2%	13.1%	13.3%
Total risk-based ratio	19.6%	20.4%	14.3%	14.6%

Capital Performance
Return on average assets	2.3% (1)	1.7% (1)	2.4% (1)	1.7% (1)

Return on average equity	20.4% (1)	14.6% (1)	25.1% (1)	18.0% (1)

(1)	annualized
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
     The liquidity ratio of the Company remains strong at approximately 42% and exceeds the Company’s target ratio set forth in the Asset/Liability Policy. The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.

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
Interest Rate Sensitivity

(in millions)	Days		1 to 5	Over 5	Non-rate
	0 – 90	91 – 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$1.2	$0.0	$0.0	$0.0	$15.3	$16.5
Federal funds sold	11.8	0.0	0.0	0.0	0.0	11.8
Investment securities:
Available for sale	7.4	49.0	212.5	99.1	4.5	372.5
Held to maturity	7.1	28.1	205.3	0.0	0.0	240.5

Total investment securities	14.5	77.1	417.8	99.1	4.5	613.0
Loans:
Fixed rate	33.5	38.9	153.7	14.5	0.0	240.6
Variable rate	197.7	15.5	59.3	0.0	(10.3)	262.2

Total loans	231.2	54.4	213.0	14.5	(10.3)	502.8
Other assets	0.0	0.0	0.0	0.0	119.6	119.6

Total Assets	$258.7	$131.5	$630.8	$113.6	$129.1	$1,263.7

Liabilities & Capital
Deposits:
Non interest bearing deposits	$0.0	$0.0	$0.0	$0.0	$64.0	$64.0
Interest bearing deposits	20.6	61.7	285.6	0.0	0.0	367.9
Certificate of deposits	21.2	84.9	124.1	39.0	0.0	269.2

Total deposits	41.8	146.6	409.7	39.0	64.0	701.1
Borrowings (1)	126.0	85.7	50.0	94.5	42.8	399.0
Other liabilities	0.0	0.0	0.3	0.0	17.5	17.8
Capital	0.0	0.0	0.0	0.0	145.8	145.8

Total liabilities & capital	$167.8	$232.3	$460.0	$133.5	$270.1	$1,263.7

Net interest rate GAP	$90.9	($100.8)	$170.8	($19.9)	($141.0)

Cumulative interest rate GAP	$90.9	($9.9)	$160.9	$141.0

GAP to total assets	7%	-8%

GAP to total equity	62%	-69%

Cumulative GAP to total assets	7%	-1%

Cumulative GAP to total equity	62%	-7%

(1)	The $42.8 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
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
     Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)	Changes in internal controls.
     There has not been any change in our internal control over financial reporting during our quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
RECENT DEVELOPMENTS
          None
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Condition Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our Consolidated Financial Statement.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for FASB’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

PART II — OTHER INFORMATION
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

	FOR	WITHHELD
Carl M. Cousin	26,055,818	382,823
Lee E. Tabas	25,764,625	674,016
Evelyn R. Tabas	25,760,009	678,632
John M. Decker	25,763,569	675,072
Edward B. Tepper	26,056,193	382,448
Item 5. Other Information
     None

Item 6. Exhibits
(a)
31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on January 23, 2007.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on January 23, 2007.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on January 23, 2007.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on January 23, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)
Dated: January 23, 2007	/s/ Jeffrey T. Hanuscin
Jeffrey T. Hanuscin
Chief Financial Officer