Form 10-Q/A
period 2005-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2007-01-26
CIK 922487

FORM 10-Q/A
Amendment No.1
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission file number: 0-26366
ROYAL BANCSHARES OF PENNSYLVANIA, INC.

(Exact name of the registrant as specified in its charter)

PENNSYLVANIA	23-2812193

(State or other jurisdiction of incorporated or organization)	(IRS Employer identification No.)
732 Montgomery Avenue, Narberth, PA 19072

(Address of principal Executive Offices)
(610) 668-4700

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2). Yes ☑ No. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act 12b-2). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2005

$2.00 par value	10,494,472

Class B Common Stock	Outstanding at October 31, 2005

$.10 par value	1,973,531

EXPLANATORY NOTE
As discussed in Note 12 to the notes to consolidated financial statements included herein, Royal Bancshares of Pennsylvania, Inc. (the “Company”) is amending the consolidated statement of cash flows for the nine months ended September 30, 2005, included in the Company’s Form 10-Q for the quarter end September 30, 2005, (the “Form 10-Q”). As further described in a current report on Form 8-K filed on December 22, 2006, the restatement of the consolidated statement of cash flows results principally from a misclassification of certain cash flows relating to cash derived from equity real estate investments received during the period.
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

ITEM 1- Part 1. Financial Statements
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	(Unaudited) Sept. 30, 2005	Dec 31, 2004
ASSETS
Cash and due from banks	$15,534	$26,109
Federal funds sold	1,000	1,000

Total cash and cash equivalents	16,534	27,109

Investment securities held to maturity (HTM) (fair value of $255,659 at September 30, 2005 and $211,865 at December 31, 2004)	258,518	212,227
Investment securities available for sale (AFS) — at fair value	354,926	372,034
Loans held for sale	1,155	2,204
Loans	533,450	467,294
Less allowance for loan losses	10,314	12,519

Net loans	523,136	454,775
Premises and equipment, net	53,511	72,433
Accrued interest and other assets	67,406	64,492

Total assets	$1,275,186	$1,205,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$71,000	$64,371
Interest bearing (includes certificates of deposit in excess of $100 of $171,420 at September 30, 2005 and $90,596 at December 31, 2004)	625,217	678,011

Total deposits	696,217	742,382
Accrued interest payable	6,581	5,602
Borrowings	412,495	304,023
Other liabilities	11,629	8,736

Total liabilities	1,126,922	1,060,743

MINORITY INTEREST	3,053	3,655

Stockholders’ equity
Common stock
Class A, par value $2 per share; authorized, 18,000,000 shares; issued, 10,494,472 at September 30, 2005 and 10,276,672 at December 31, 2004	20,989	20,553
Class B, par value $.10 per share; authorized, 2,000,000 shares; issued, 1,973,531 at September 30, 2005 and 1,939,490 at December 31, 2004	197	194
Additional paid in capital	98,843	92,037
Retained earnings	26,547	26,558
Accumulated other comprehensive income	900	3,799

	147,476	143,141
Treasury stock — at cost, shares of Class A, 215,388 at September 30, 2005, and December 31, 2004.	(2,265)	(2,265)

Total stockholders’ equity	145,211	140,876

Total liabilities and stockholders’ equity	$1,275,186	$1,205,274

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	September 30,
(in thousands, except per share data)	2005	2004

Interest income
Loans, including fees	$12,023	$9,409
Investment securities held to maturity	2,826	2,070
Investment securities available for sale	4,768	5,011
Deposits in banks	12	9
Federal funds sold	16	16

TOTAL INTEREST INCOME	19,645	16,515

Interest expense
Deposits	4,571	4,151
Borrowings	4,180	2,642

TOTAL INTEREST EXPENSE	8,751	6,793

NET INTEREST INCOME	10,894	9,722

Provision for loan losses	—	1

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,894	9,721

Other income
Service charges and fees	382	481
Net gains on sales of investment securities	65	282
Income related to equity investments	1,694	1,954
Gains on sales of other real estate	798	915
Gains on sales of loans	129	92
Other income	226	98

	3,294	3,822

Other expenses
Salaries and wages	2,426	2,250
Employee benefits	597	635
Occupancy and equipment	399	378
Expenses related to equity investments	1,086	960
Other operating expenses	3,018	2,002

	7,526	6,225

INCOME BEFORE INCOME TAXES	6,662	7,318
Income taxes	1,759	2,206

NET INCOME	$4,903	$5,112

Per share data
Net income — basic	$.39	$.41

Net income — diluted	$.39	$.41

Cash dividends — Class A shares	$.25	$.25

Cash dividends — Class B shares	$.2875	$.2875

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine months ended
	September 30,
(in thousands, except per share data)	2005	2004

Interest income
Loans, including fees	$34,315	$30,061
Investment securities held to maturity	7,301	4,463
Investment securities available for sale	14,465	15,662
Deposits in banks	53	296
Federal funds sold	45	69

TOTAL INTEREST INCOME	56,179	50,551

Interest expense
Deposits	12,650	12,806
Borrowings	11,162	7,686

TOTAL INTEREST EXPENSE	23,812	20,492

NET INTEREST INCOME	32,367	30,059

Provision for loan losses	1	6

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,366	30,053

Other income
Service charges and fees	963	1,152
Net gains on sales of investment securities	227	508
Income related to equity investments	6,089	5,714
Gains on sales of other real estate	1,491	1,789
Gains on sales of loans	357	523
Other income	660	783

	9,787	10,469

Other expenses
Salaries and wages	7,131	6,540
Employee benefits	2,723	1,705
Occupancy and equipment	1,216	1,119
Expenses related to equity investments	2,859	3,858
Other operating expenses	7,526	6,361

	21,455	19,583

INCOME BEFORE INCOME TAXES	20,698	20,939
Income taxes	4,232	6,269

NET INCOME	$16,466	$14,670

Per share data
Net income — basic	$1.31	$1.17

Net income — diluted	$1.30	$1.17

Cash dividends — Class A shares	$.75	$.75

Cash dividends — Class B shares	$.8625	$.8625

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Nine Months ended September 30, 2005
(UNAUDITED)

								Accumulated
					Additional			Other
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Treasury	Comprehensive	Comprehensive
(dollars in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Income

Balance, January 1, 2005	10,277	$20,553	1,939	$194	$92,037	$26,558	$(2,265)	$3,799

Net income	—	—	—	—	—	16,466	—	—	$16,466
Conversion of Class B common stock to Class A Common stock	6	12	(4)	(1)	—	(11)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
2% stock dividend	201	402	39	4	6,640	(7,046)	—	—
Cash dividends on common stock						(9,408)
Cash in lieu of fractional shares	—	—	—	—	—	(12)	—	—	—
Stock options exercised	11	22	—	—	166	—	—	—	—
Other comprehensive loss, net of reclassification adjustment and tax benefit of $1,015	—	—	—	—	—	—	—	(2,899)	(2,899)

Comprehensive income									$13,567

Balance, September 30, 2005	10,495	$20,989	1,974	$197	$98,843	$26,547	$(2,265)	$900

The accompanying notes are an integral part of the financial statement.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Nine Months ended September 30, 2004
(UNAUDITED)

								Accumulated
					Additional			Other
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Treasury	Comprehensive	Comprehensive
(dollars in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Income

Balance, January 1, 2004	10,027	$20,055	1,909	$191	$85,448	$24,989	$(2,265)	$6,415

Net income	—	—	—	—	—	14,670	—	—	$14,670
Conversion of Class B common stock to Class A Common stock	7	14	(6)	(1)	—	(13)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
2% stock dividend declared	196	392	39	4	5,842	(6,237)	—	—
Cash dividends on common stock	—	—	—	—	—	(9,128)	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	(11)	—	—	—
Stock options exercised	17	34	—	—	211	—	—	—	—
Other comprehensive loss, net of reclassification adjustment and tax benefit of $68	—	—	—	—	—	—	—	(195)	(195)

Comprehensive income									$14,475

Balance, September 30, 2004	$10,247	$20,495	1,942	$194	$91,501	$24,270	$(2,265)	$6,220

The accompanying notes are an integral part of the financial statement

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30,
(in thousands)

	(As restated,
	See Note 12)
	2005	2004
Cash flows from operating activities
Net income	$16,466	$14,670
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	913	2,172
Provision for loan losses	1	6
Net accretion of discounts and premiums on loans, mortgage-backed securities and investments	(884)	(499)
Provision for deferred income taxes	(776)	2,384
Gains on sale of other real estate	(1,491)	(1,789)
Gains on sales of loans	(357)	(523)
Net gains on sales of investment securities	(227)	(508)
Gains from refinance of assets — VIE’s	(1,842)	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,816)	101
Decrease (increase) in other assets	3,357	(8,835)
Increase in accrued interest payable	979	6,308
Increase in other liabilities	3,858	4,016

Net cash provided by operating activities	18,181	17,503

Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	43,650	109,410
Proceeds from calls/maturities of AFS investment securities	26,761	141,770
Proceeds from sales of AFS investment securities	15,893	5,890
Purchase of AFS investment securities	(25,137)	(86,311)
Purchase of HTM investment securities	(90,025)	(185,125)
(Purchase) of FHLB Stock	(5,382)	(1,018)
Net (increase) decrease in loans	(68,980)	53,544
(Purchase) of premises and equipment	(654)	(2,910)
Net cash disbursed to partners — investment in VIE’s	(2,824)	—
(Purchase) sales of premises and equipment relating to VIE	7,224	(63,392)

Net cash (used in) investing activities	(99,474)	(28,142)

Cash flows from financing activities:
Net (decrease) in non-interest bearing and interest bearing demand deposits and savings accounts	(133,333)	(31,070)
Net increase in certificates of deposit	87,170	(23,605)
Mortgage payments	(52)	(47)
Net increase in FHLB borrowings	122,000	15,000
Mortgage debt incurred by VIE	19,015	56,358
Repayment of mortgage debt — VIE’s	(14,851)
Cash dividends	(9,408)	(9,128)
Cash in lieu of fractional shares	(12)	(11)
Issuance of common stock under stock option plans	189	246

Net cash provided by financing activities	70,718	7,743
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,575)	(2,896)
Cash and cash equivalents at beginning of year	27,109	25,070

Cash and cash equivalents at end of year	$16,534	$22,174

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

	Three months ended September 30, 2005
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated

Total assets	$1,182,172	$45,853	$47,161	$1,275,186

Total deposits	696,217	—	—	696,217

Net interest income	$11,034	$433	($573)	$10,894
Provision for loan losses	—	—	—	—
Other income	958	642	1,694	3,294
Other expense	5,745	433	1,348	7,526
Income tax expense	1,649	110	—	1,759

Net income	$4,598	$532	($227)	$4,903

	Three months ended September 30, 2004
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated

Total assets	$1,071,835	$44,229	$64,819	$1,180,883

Total deposits	736,384	—	—	736,384

Net interest income	$9,450	$720	($448)	$9,722
Provision for loan losses	—	1	—	1
Other income	1,825	43	1,954	3,822
Other expense	4,379	445	1,401	6,225
Income tax expense	2,145	61	—	2,206

Net income	$4,751	$256	$105	$5,112

Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $748 thousand and $478 thousand for the three-month periods ended September 30, 2005, and 2004, respectively.

	Nine-months ended September 30, 2005
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated

Total assets	$1,182,172	$48,853	$47,161	$1,275,186

Total deposits	696,217	—	—	696,217

Net interest income	$32,181	$1,574	($1,388)	$32,367
Provision for loan losses	—	1	—	1
Other income	2,603	1,095	6,089	9,787
Other expense	16,826	1,508	3,121	21,455
Income tax expense	4,005	227	—	4,232

Net income	$13,953	$933	$1,580	$16,466

	Nine-months ended September 30, 2004
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated

Total assets	$1,071,835	$44,229	$64,819	$1,180,883

Total deposits	736,384	—	—	736,384

Net interest income	$29,012	$2,357	($1,310)	$30,059
Provision for loan losses	—	6	—	6
Other income	3,746	1,009	5,714	10,469
Other expense	14,101	1,717	3,765	19,583
Income tax expense	5,953	316	—	6,269

Net income	$12,704	$1,327	$639	$14,670

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

	Three months ended September 30, 2005
	Income	Average shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$4,903	12,548	$0.39
Effect of dilutive securities
Stock options		80	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$4,903	12,628	$0.39

	Three months ended September 30, 2004
	Income	Average shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$5,112	12,506	$0.41
Effect of dilutive securities
Stock options		84	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$5,112	12,590	$0.41

The tables above do not include 241 thousand options granted that have an exercise price above the market value at September 30, 2005 and 252 thousand options granted that have an exercise price above the market value at September 30, 2004.

	Nine months ended September 30, 2005
	Income	Average shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$16,466	12,545	$1.31
Effect of dilutive securities
Stock options		83	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$16,466	12,628	$1.30

	Nine months ended September 30, 2004
	Income	Average shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$14,670	12,499	$1.17
Effect of dilutive securities
Stock options		92	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$14,670	12,591	$1.17

The tables above do not include 241 thousand options granted that have an exercise price above the market value at September 30, 2005. No options were anti dilutive for the period ended September 30, 2004.
4.	Investment Securities:
The carrying value and approximate market value of investment securities at September 30, 2005 are as follows:

	Amortized	Gross	Gross	Approximate
	Purchased	Unrealized	Unrealized	Fair	Carrying
(in thousands)	Cost	Gains	Losses	Value	Value
Held to maturity:
Mortgage Backed	$182	$—	$—	$182	$182
US Agencies	195,000	—	(3,236)	191,764	195,000
Other Securities	63,336	377	—	63,713	63,336

	$258,518	$377	($3,236)	$255,659	$258,518

Available for sale:
Federal Home Loan
Bank Stock — at cost	$16,483	$—	$—	$16,483	$16,483
Mortgage Backed	34,606	1	(475)	34,132	34,132
CMO’s	25,025	1	(239)	24,787	24,787
US Agencies	104,978	—	(2,597)	102,381	102,381
Other securities	172,449	5,257	(563)	177,143	177,143

	$353,541	$5,259	($3,874)	$354,926	$354,926

5.	Allowance for Loan Losses:

Changes in the allowance for loan losses were as follows:

	Three months ended September 30,
(in thousands)	2005	2004
Balance at beginning period	10,295	12,539

Charge-offs
Single family residential	—	(5)
Non-residential	—	(2)
Tax certificates	—	—
Commercial and Industrial	—	—
Other loans	—	—

Total charge-offs	—	(7)

Recoveries
Single family residential	9	63
Non-residential	7	—
Tax certificates	—	—
Commercial and Industrial	2	4
Other loans	1	1

Total recoveries	19	68

Provisions for loan losses	—	1

Balance at the end of period	10,314	12,601

	Nine months ended September 30,
(in thousands)	2005	2004
Balance at beginning period	12,519	12,426

Charge-offs
Single family residential	(127)	(91)
Non-residential	(2,162)	(1)
Tax certificates	(1)	(6)
Commercial and Industrial	—	—
Other loans	(2)	—

Total charge-offs	(2,292)	(98)

Recoveries
Single family residential	67	232
Non-residential	7	1
Tax certificates	—	—
Commercial and Industrial	9	31
Other loans	3	3

Total recoveries	86	267

Provisions for loan losses	1	6

Balance at the end of period	10,314	12,601

6.	Pension Plan

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
Net periodic defined benefit pension expense for the three months and nine months ended September 30, 2005 and 2004 included the following components:

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
(in thousands)	2005	2004	2005	2004
Service cost	$183	$191	$1,442	$573
Interest cost	53	53	186	159

Net periodic benefit cost	$236	$244	$1,628	$732

The total accumulated benefit obligation under the plan including adjustments is estimated to be $6.2 million at December 31, 2005.
7.	Stock-based Compensation
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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$4,903	$5,112	$16,466	$14,670
Less: Stock-based compensation costs under fair value based method for all awards, net of related tax effect	(123)	(106)	(369)	(318)

Pro forma net income	$4,780	$5,006	$16,097	$14,352

Earnings per share — Basic As reported	$0.39	$0.41	$1.31	$1.17
Pro forma	$0.39	$0.41	$1.30	$1.17
Earnings per share — Diluted As reported	$0.41	$0.40	$1.28	$1.15
Pro forma	$0.40	$0.40	$1.27	$1.14
8.	Interest Rate Swaps
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
          The Company, together with a real estate development company, formed Burrough’s Mill Apartment, L.L.C. (“Burrough’s Mill”) in December 2001. Burrough’s Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. The Company invested 72% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the development company. At September 30, 2005, Burrough’s Mill had total assets of $34.4 million and total borrowings of $30.0 million of which $0 is guaranteed by the Company. The Company has determined that Burrough’s Mill is a VIE and it is the primary beneficiary. The property was sold on October 19, 2005 as noted in the Recent Developments section and disclosed through press release on October 20, 2005.
          The Company, together with a real estate investment company, formed 212 C Associates, L.P. (“212 C”) in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. The Company invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for the Company and 50% for the investment company. On June 7, 2005, 212 C refinanced the debt for approximately $19.1 million which resulted in a distribution to the Company of approximately $4.0 million which paid back the Company’s original investment and accrued preferred return. In addition, the Company recorded a profit of $1.8 million as result of this distribution. As a result of the transaction the Company no longer qualifies as the primary beneficiary and no longer consolidates this VIE into the Company’s financial statement beginning with the second quarter of 2005.
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
A summary of the Company’s commitments is as follows:

(in thousands)	September 30, 2005	December 31,2004
Open-end lines of credit	2,965	2,437
Loan commitments	177,375	117,021
Letters of credits	3,384	1,797

Total	183,724	121,255

12.	Restatement
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
The following table identifies the restatements made to the consolidated statement of cash flows:

	Nine months ended
	September 30, 2005
	As	As
	Reported	Restated
	In 2005	for 2005
(amounts in thousands)	10-Q	10-Q
Cash Flows from Operating Activities:
Depreciation	2,322	913
Amortization of premiums and discounts on loans, mortgage-backed securities and investments	1,082	(884)

(Benefit) provision for deferred income taxes	(1,021)	(776)
Gain from refinance of assets — VIE’s	—	(1,842)
Decrease (increase) in accrued interest receivable	887	(1,816)
(Increase) decrease in other assets	(2,542)	3,357
Increase in other liabilities	2,054	3,858
Net cash provided by operating activities	18,153	18,181

Cash flows from investing activities
Proceeds from calls and maturities of investments available for sale	23,137	26,761
Proceeds from sales of investment securities available for sale	15,600	15,893
Net (increased) loans	(60,734)	(68,980)
Cash disbursed to partners — VIE’s	—	(2,824)
Deconsolidation of premises and equipment relating to VIE	12,976	—
Purchase of premises and equipment through —VIE’s	4,838	7,224
Net cash used in investing activities	(81,731)	(99,474)

Cash flows from financing activities
Mortgage debt incurred by — VIE’s	—	19,015
Repayment of mortgage debt — VIE’s	(13,528)	(14,851)
Issuance of common stock under stock option plan	166	189
Net cash provided by financing activities	53,003	70,718

13.	Recent Accounting Pronouncements
     In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.
     In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes"' to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognitions and measurement of those tax positions. If adopted as proposed, the interpretation would effective in the four quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in the accounting principle. Management is currently in the process of determining the impact of the adoption of the interpretation as proposed on our financial position or results of operations.
     In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business or purchased subsequent to the inception of the lease be amortized over the shorter the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.
     In October 2005, the FASB issued FASB Staff Position FAS13-1 (“FSP 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. Management have evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact of the Company’s financial condition or results of operations.
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
In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”. The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s condensed consolidated financial statements.
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS
     The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month and nine-month periods ended September 30, 2005. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s 2004 Form 10-K. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.
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
Certain risks and uncertainties could affect the future financial results of the Company including the following:
•	The effect of general economic conditions, including their impact on capital expenditures; credit risk, and consumer confidence and savings rates.

•	Changes in interest rates and their impact on the level of deposits, loan demand and the value of loan collateral.

•	The accuracy of management’s assumptions

•	The ability of the Company to adapt to changing technology and evolving banking industry.

•	Competitive factors, including increased competition with community, regional and national financial institutions.

•	The risk that anticipated demand for the Company’s new service and product offerings will not occur.
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

     For additional information regarding critical accounting policies, refer to Note A- Summary of Significant Accounting Policies in the notes to consolidated financial statements included in the Company’s Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2004. However, as more fully discussed under “Recent Accounting Pronouncements” included elsewhere in this report, the FASB issued a new accounting standard, FAS No. 123(Revised 2004), which will be effective for the Company on January 1, 2006. The new accounting standard eliminates the ability of the Company to account for stock-based compensation using the intrinsic value method of APB25 and requires that the Company recognize such transactions in the income statement based on their fair values at the date of grant. The Company is current evaluating the impact that the standard will have on the Company’s result of operations.
Allowance for Loan Losses
     The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. Management determines the allowance for loan losses with the objective of maintaining a reserve level sufficient to absorb estimated probable credit losses. Management has determined the Company’s balance in the allowance for loan losses based on management’s detailed analysis and review loan portfolio. Management considers all known relevant internal and external factors that may affect loan collectibility. The periodic analysis and review includes an evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management’s assumptions as to future delinquencies, recoveries and losses. Management’s evaluation is inherently subjective and all of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s the Company may be required to make additional provisions for loan losses that could adversely impact earnings in future periods.
     The Company uses the reserve method of accounting for loans losses. The balance in the allowance for loan and lease losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economics events and conditions, and other pertinent factors, including management’s assumptions related to future delinquencies, recoveries and losses. Increases to the allowance for loans and leases losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loans losses. Recoveries of amounts previously charged-off are credited to the allowance for loan losses.
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
Income Taxes
     Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization of the gain or loss attributable to the asset or liability is more likely than not. If management determines that the Company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of net deferred tax assets to the expected realizable amount.
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
FINANCIAL CONDITION
     Total consolidated assets as of September 30, 2005 were $1.28 billion, an increase of $70 million from the $1.21 billion reported at year-end, December 31, 2004. This increase is primarily due to a $66 million increase in the loan balance and $29 million increase in investments during the first nine months of 2005, partially offset by an $19 million decrease in premises and equipment as a result of the deconsolidation of two of the VIE’s (see Note 11 to the undaudited consolidated financial statements) as mentioned above and $11 million reduction in cash and cash equivalents.
     Total loans increased $66.2 million from the $467.3 million level at December 31, 2004 to $533.5 million at September 30, 2005. This increase is attributed to an increase in lending staff, competitive interest rates and expansion of the Company’s lending area into the Virginia, Washington D.C. and Northern New Jersey area. The year-to-date average balance of loans was $507.6 million at September 30, 2005.
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
Analysis of the Allowance for Loan losses by loan type

	September 30, 2005		December 31, 2004
	Reserve	Percent of loans	Reserve	Percent of loans
	Amount	in each category to	Amount	in each category to
	(in thousands)	total loans	(in thousands)	total loans

Domestic
Construction loans	$2,683	27.19%	$1,718	22.59%
Single family residents	$985	9.28%	$1,163	10.19%
Tax certificates	$115	4.70%	—	7.31%
Real estate — non-residential	$5,115	49.84%	$7,112	47.48%
Real estate — multi-family	$115	2.76%	$99	3.24%
Commercial and industrial	$819	5.97%	$964	8.53%
Installment loans to individual	$49	.26%	$63	.66%
Lease financing	—	00%	—	00%
Foreign	—	00%	—	00%
Unallocated	$433	N/A	$1,400	N/A

	$10,314	100.00%	$12,601	100.00%

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
     Consolidated stockholders’ equity increased $4.3 million to $145.2 million at September 30, 2005 from $140.9 million at December 31, 2004. This increase is primarily due to increased earnings in excess of dividends paid during the nine month period.
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
     Total non-interest income for the three-month period ended September 30, 2005 was $3.3 million as compared to $3.8 million for the same three-month period in 2004. This decrease is primarily attributed to the deconsolidation of two VIE’s. Total non-interest income for the nine-month period ended September 30, 2005 was $9.8 million as compared to the $10.5 million for the same period during 2004. This decrease is a result of the deconsolidation of the two VIE’s in the amount of $1.5 million which is offset by the $1.8 million gain from 212 C (as referenced in Note 9 of Notes to Consolidated Financial Statements).
     Total non-interest expense for the three months ended September 30, 2005 was $7.5 million, as compared to $6.2 million for the same period in 2004, an increase of $1.3 million. The increase is primarily attributed to a $700 thousand decline in the fair value of interest rate swaps. Total non-interest expense for the nine-month period ended September 30, 2005 was $21.5 million, as compared to $19.6 million for the same period in 2004, an increase of $1.9 million. The increase is primarily attributed to the $700,000 expense related to the decline in fair value of interest rate swaps, an additional expense of approximately $930,000 related to the Company’s pension fund as a result of changes to the plan, the write down of an asset, in the approximate amount of $420,000, on the books related a sublease that was terminated, and the reversal of losses that were previously booked, in the approximate amount of $400,000, related to the Main Street West VIE, which the Company was paid in full on its’ investment following the sale of the property during the second quarter of 2005.
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
     The table below provides a comparison of Royal Bancshares of Pennsylvania’s and Royal Bank’s risk-based capital ratios and leverage ratios:

	Royal Bancshares				Royal Bank
	Sept. 30,		Dec 31,		Sept. 30,		Dec 31,
	2005		2004		2005		2004
Capital Levels
Tier 1 leverage ratio	13.8%		13.9%		9.6%		9.6%
Tier 1 risk-based ratio	18.1%		19.2%		13.0%		13.3%
Total risk-based ratio	19.2%		20.4%		14.1%		14.6%

Capital Performance
Return on average assets	1.5	%(1)	1.7	%(1)	1.6	%(1)	1.7	%(1)
Return on average equity	13.3	%(1)	14.6	%(1)	16.6	%(1)	18.0	%(1)

(1)	annualized
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

Interest Rate Sensitivity

	Days		1 to 5	Over 5	Non-rate
(in millions)	0 — 90	91 — 365	Years	Years	Sensitive	Total
Assets
Interest-bearing deposits in banks	$1.7	$0.0	$0.0	$0.0	$13.8	$15.5
Federal funds sold	1.0	0.0	0.0	0.0	0.0	1.0
Investment securities:
Available for sale	27.3	13.2	193.8	118.8	1.8	354.9
Held to maturity	28.1	24.9	195.5	10.0	0.0	258.5

Total investment securities	55.4	38.1	389.3	128.8	1.8	613.4
Loans:
Fixed rate	12.9	15.2	105.6	18.2	0.0	151.9
Variable rate	225.9	76.3	73.5	5.8	(10.3)	371.2

Total loans	238.8	91.5	179.1	24.0	(10.3)	523.1
Other assets	0.0	0.0	0.0	0.0	122.2	122.2

Total Assets	$296.9	$129.6	$568.4	$152.8	$127.5	$1,275.2

Liabilities & Capital
Deposits:
Non interest bearing deposits	$0.0	$0.0	$0.0	$0.0	$71.0	$71.0
Interest bearing deposits	18.4	65.5	251.6	0.0	0.0	335.5
Certificate of deposits	61.8	63.8	117.0	47.1	0.0	289.7

Total deposits	80.2	129.3	368.6	47.1	71.0	696.2
Borrowings (1)	139.5	45.0	75.8	109.5	42.7	412.5
Other liabilities	0.0	0.0	0.3	0.0	21.0	21.3
Capital	0.0	0.0	0.0	0.0	145.2	145.2

Total liabilities & capital	$219.7	$174.3	$444.7	$156.6	$279.9	$1,275.2

Net interest rate GAP	$77.2	($44.7)	$123.7	($3.8)	($152.4)

Cumulative interest rate GAP	$77.2	$32.5	$156.2	$152.4

GAP to total assets	6%	-4%

GAP to total equity	53%	-31%

Cumulative GAP to total assets	6%	3%

Cumulative GAP to total equity	53%	3%

(1)	The $42.7 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
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

ITEM 4 — CONTROLS AND PROCEDURES
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
RECENT DEVELOPMENTS
On October 20, 2005, the Company announced a 10% increase in its quarterly dividend. Also, on October 20, 2005, the Company announced that due to the sale of two equity positions held by Royal Investments America, LLC, a wholly owned subsidiary of Royal Bank America, the Company’s revenue would increase by approximately $16.7 million and contribute $11 million to net income.
RECENT ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

     In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes"' to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognitions and measurement of those tax positions. If adopted as proposed, the interpretation would effective in the four quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in the accounting principle. Management is currently in the process of determining the impact of the adoption of the interpretation as proposed on our financial position or results of operations.
     In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business or purchased subsequent to the inception of the lease be amortized over the shorter the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.
     In October 2005, the FASB issued FASB Staff Position FAS13-1 (“FSP 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. Management have evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact of the Company’s financial condition or results of operations.
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
In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”. The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s condensed consolidated financial statements.
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