Form 10-K/A
period 2005-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2007-01-26
CIK 922487

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 2
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 0-26366
ROYAL BANCSHARES OF PENNSYLVANIA, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2812193

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

732 Montgomery Avenue, Narberth, Pennsylvania	19072

(Address of principal executive offices)	(Zip Code)
(610) 668-4700

(Issuer’s telephone number, including area code)

(Former name, former address and former year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Class A Common Stock ($2.00 par value)
Class B Common Stock ($.10 par value)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Consent of Independent Accountants from Beard Miller Company LLP
Consent of Independent Accountants Grant Thornton LLP
Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer
Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer
Opinion letter of Independent Accounts Grant Thornton LLP

The aggregate market value of Registrant’s Common Stock held by non-affiliates is $96,871,266, based on the June 30, 2005 closing price of the Registrant’s Common Stock of $22.96 per share (restated for stock dividend).
As of February 28, 2006, the Registrant had 10,700,513 and 1,992,156 shares outstanding of Class A and Class B common stock, respectively.
EXPLANATORY NOTE
As previously disclosed in a Current Report on Form 8-K filed on December 22, 2006, Royal Bancshares of Pennsylvania, Inc. (“the Company”) is filing this Amendment No. 2 to its Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) to restate its consolidated statement of cash flows for the year ended December 31, 2005 included in the Form 10-K. As further described in the Company’s Current Report on Form 8-K filed on December 22, 2006, the restatement of the Company’s consolidated statement of cash flows for year ended December 31, 2005 results principally from a misclassification of certain cash flows relating to cash derived from equity real estate investments received during the period.
The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak as of any later date. Any items in this Form 10-K/A that are not expressly changed hereby shall be as set forth in the Form 10-K, as previously amended. All information contained in this Amendment No. 2 and the Form 10-K is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Security and Exchange Commission subsequent to the filing of the Form 10-K.
Pursuant to SEC Rule 12-b-15, in connection with this Amendment No. 2 on Form 10-K/A, the Company is filing updated Exhibits 31(v), 31(vi), 32(iii) and 32(iv).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Royal Bancshares of Pennsylvania, Inc.
Narberth, Pennsylvania
     We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, changes in stockholders’ equity and cash flows of Royal Bancshares of Pennsylvania, Inc. for the year ended December 31, 2003 were audited by other auditors, whose report dated January 22, 2004, expressed an unqualified opinion on those statements.
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
     As discussed on Note A to the consolidated financial statements, Royal Bancshares of Pennsylvania, Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” on March 31, 2004.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Royal Bancshares of Pennsylvania, Inc. internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
     As discussed in Note A to the consolidated financial statements, the consolidated statement of cash flows for the year ended December 31, 2005 has been restated.
Beard Miller Company LLP
Reading, Pennsylvania
March 14, 2006 (January 23, 2007 as to the effects of the restatement discussed in Note A)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Cash and due from banks	$17,095	$26,109
Federal funds sold	13,800	1,000

Total cash and cash equivalents	30,895	27,109

Investment securities held to maturity (fair value of $253,198 and $211,865 in 2005 and 2004, respectively)	255,467	212,227
Investment securities available for sale — at fair value	326,189	360,934
Federal Home Loan Bank stock, at cost	17,073	11,100
Loans held for sale	803	2,204

Loans	549,636	467,294
Less allowance for loan losses	10,276	12,519

Net loans	539,360	454,775

Premises and equipment, net	8,373	8,780
Real estate owned via equity investments	58,209	63,653
Accrued interest receivable	14,843	15,634
Bank owned life insurance	22,059	21,214
Other assets	27,748	27,644

Total assets	$1,301,019	$1,205,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$75,754	$64,371
Interest bearing	621,655	678,011

Total deposits	697,409	742,382

Accrued interest payable	6,606	5,602
Other liabilities	11,879	8,736
Borrowings	354,000	222,000
Obligations related to equity investments in real estate	47,356	56,249
Subordinated debentures	25,774	25,774

Total liabilities	1,143,024	1,060,743

Minority interests	2,487	3,655

Stockholders’ equity
Common stock
Class A, par value $2.00 per share; authorized, 18,000,000 shares; issued, 10,699,592 and 10,276,672 shares in 2005 and 2004, respectively	21,400	20,553
Class B, par value $0.10 per share; authorized, 2,000,000 shares; issued, 1,992,957 and 1,939,490 shares in 2005 and 2004, respectively	199	194
Undistributed Class B shares	2	—
Additional paid in capital	104,285	92,037
Retained earnings	32,827	26,558
Accumulated other comprehensive (loss) income	(940)	3,799

	157,773	143,141
Treasury stock — at cost, 215,388 Class A shares in 2005 and 2004	(2,265)	(2,265)

Total stockholders’ equity	155,508	140,876

Total liabilities and stockholders’ equity	$1,301,019	$1,205,274

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Years ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Interest income
Loans, including fees	$46,995	$40,044	$46,609
Investment securities held to maturity	10,122	6,365	3,087
Investment securities available for sale	19,229	20,621	22,007
Deposits in banks	56	409	475
Federal funds sold	58	102	142

TOTAL INTEREST INCOME	76,460	67,541	72,320

Interest expense
Deposits	17,549	16,918	22,193
Borrowings	13,690	8,744	7,748
Obligations related to equity investments in real estate	557	1,639	—

TOTAL INTEREST EXPENSE	31,796	27,301	29,941

NET INTEREST INCOME	44,664	40,240	42,379

Provision for loan losses	1	6	674

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,663	40,234	41,705

Other income
Service charges and fees	1,293	1,496	1,125
Gains on sale of investment securities available for sale	227	810	719
Income related to equity investments in real estate	19,418	7,133	—
Income from bank owned life insurance	845	966	248
Gains on sale of other real estate	2,494	2,102	568
Gains on sale of loans	508	480	637
Other income	41	173	407

	24,826	13,160	3,704

Other expenses
Salaries and employee benefits	13,488	10,767	9,958
Occupancy and equipment	1,611	1,509	1,330
Expenses related to equity investments	262	4,780	—
Other operating expenses	9,438	8,391	7,599

	24,799	25,447	18,887

INCOME BEFORE INCOME TAXES	44,690	27,947	26,522

Income taxes	12,637	7,914	7,996

NET INCOME	$32,053	$20,033	$18,526

Per share data

Net income — basic	$2.50	$1.57	$1.47

Net income — diluted	$2.49	$1.56	$1.46

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
Years ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		paid in	Retained	comprehensive	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	stock	income

Balance, December 31, 2002	9,595	$19,190	1,861	$186	$76,984	$24,819	$2,415	$(2,265)
Net income for the year ended December 31, 2003	—	—	—	—	—	18,526	—	—	$18,526
Conversion of Class B common stock to Class A common stock	8	16	(7)	(1)	—	(15)	—	—	—
3% stock dividends declared	281	562	55	6	6,443	(7,011)	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	(8)	—	—	—
Stock options exercised	143	286	—	—	2,021	—	—	—	—
Cash dividends on common stock (Class A $0.96, Class B $1.11)	—	—	—	—	—	(11,321)	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	4,000	—	4,000

Comprehensive income									$22,526

Balance, December 31, 2003	10,027	20,054	1,909	191	85,448	24,990	6,415	(2,265)
Net income for the year ended December 31, 2004	—	—	—	—	—	20,033	—	—	$20,033
Conversion of Class B common stock to Class A common stock	10	20	(1)	(1)	—	(19)	—	—	—
2% stock dividends declared	196	392	31	3	5,842	(6,236)	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	(11)	—	—	—
Stock options exercised	44	87	—	—	747	—	—	—	—
Cash dividends on common stock (Class A $1.00, Class B $1.15)	—	—	—	—	—	(12,199)	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—	—	—	(2,616)	—	(2,616)

Comprehensive income									$17,417

Balance, December 31, 2004	10,277	20,553	1,939	194	92,037	26,558	3,799	(2,265)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity — Continued
Years ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehensive	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	B-shares	Capital	earnings	income (loss)	stock	income

Balance, December 31, 2004	10,277	$20,553	1,939	$194	$—	$92,037	$26,558	$3,799	$(2,265)
Net income for the year ended December 31, 2005	—	—	—	—		—	32,053	—	—	$32,053
Conversion of Class B common stock to Class A common stock	6	11	(4)	(1)		—	(11)	—	—	—
2% stock dividends declared (January)	201	402	39	3		6,481	(6,887)	—	—	—
2% stock dividends declared (December)	206	412	19	3	2	5,599	(6,015)
Cash in lieu of fractional shares	—	—	—	—	—	—	(12)	—	—	—
Stock options exercised	10	22	—	—	—	168	—	—	—	—
Cash dividends on common stock (Class A $1.03, Class B $1.18)	—	—	—	—		—	(12,859)	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—	—	—	—	(4,739)	—	(4,739)

Comprehensive income										$27,314

Balance, December 31, 2005	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)

The accompanying notes are an integral part of this statement.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year ended December 31,

	(As restated
	see Note A)

	2005	2004	2003
		(In thousands)

Cash flows from operating activities
Net income	$32,053	$20,033	$18,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,307	2,633	1,035
Provision for loan losses	1	6	674
Amortization of premiums and discounts on loans, mortgage-backed securities and investments	(1,106)	7,577	289
Income tax benefit on stock options	53	331	—
(Benefit)provision for deferred income taxes	189	(1,442)	2,078
Gains on sale other real estate	(2,494)	(2,102)	(568)
Gains on sale of loans	(508)	(480)	(637)
Gains on sales of investment securities available for sale	(227)	(810)	(719)
Gains on sales of premises and equipment — VIE’s	(16,779)	—	—
Gain from refinance of assets — VIE	(1,892)	—	—
Changes in assets and liabilities:
Increase (decrease) in accrued interest receivable	(1,400)	719	(2,575)
Decrease (increase) in other assets	8,216	(9,191)	(26,021)
Increase (decrease) in accrued interest payable	1,004	(2,131)	(3,673)
Increase in other liabilities	3,807	3,666	1,238

Net cash provided by (used in) operating activities	22,224	18,809	(10,353)

Cash flows from investing activities
Proceeds from calls and maturities of investment securities held to maturity	46,685	153,714	9,982
Purchases of investment securities held to maturity	(90,025)	(255,150)	(89,310)
Proceeds from calls and maturities of investment securities available for sale	38,066	60,836	201,341
Proceeds from sales of investment securities available for sale	13,897	27,860	91,339
Purchase (redemption) of Federal Home Loan Bank stock	(5,973)	307	(3,532)
Purchases of investment securities available for sale	(25,137)	(13,812)	(321,451)
Net (increase) decrease in loans	(84,372)	46,256	61,647
Purchases of premises and equipment	(900)	(596)	(513)
Net proceeds from sale of premises and equipment —VIE’s	88,171	—	—
Net cash disbursed to partners — VIE’s	(22,068)	—	—
Purchases of premises and equipment through VIE	(58,691)	(66,990)	—

Net cash used in investing activities	(100,347)	(47,575)	(50,497)

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
Year ended December 31,

	(As restated
	See Note A)

	2005	2004	2003
	(In thousands, except per share data)

Cash flows from financing activities
Increase (decrease) in non-interest bearing and interest bearing demand deposits and savings accounts	$(164,396)	$(14,295)	$63,511
Increase (decrease) in time deposits	119,424	(34,382)	(93,292)
Principal payments on mortgage	(63)	(60)	(62)
Proceeds from subordinated debentures, net	—	25,000	—
Cash dividends in lieu of fractional shares	(12)	(11)	(8)
Proceeds from borrowings, net of repayments	132,000	10,000	84,500
Mortgage debt incurred — VIE’s	65,097	56,249	—
Repayment of mortgage debt — VIE’s	(57,472)	—	—
Issuance of common stock under stock option plans	190	503	2,021
Cash dividends paid	(12,859)	(12,199)	(11,321)

Net cash provided by financing activities	81,909	30,805	45,349

Net increase (decrease) in cash and cash equivalents	3,786	2,039	(15,501)

Cash and cash equivalents at beginning of year	27,109	25,070	40,571

Cash and cash equivalents at end of year	$30,895	$27,109	$25,070

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$30,792	$29,432	$33,615

Income taxes	$13,450	$8,705	$7,000

(The remainder of the page was intentionally left blank)
The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Royal Bancshares and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc. and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, and Royal Bank America Leasing, LP, and Crusader Servicing Corporation which both are 60% owned by Royal Bank America. Both Royal Bancshares’ Trusts’ are not consolidated as further discussed in Note A-17. During 2004, Royal Bancshares through Royal Bank started a banking division called Royal Asian Bank which operates three branches in Pennsylvania and one branch in Northern New Jersey. All significant inter-company transactions and balances have been eliminated.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenditures for the period. Therefore, actual results could differ significantly from those estimates.
The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and the valuation of deferred tax assets. In connection with the allowance for loan losses estimate, when circumstances warrant, management obtains independent appraisals for significant properties. However, future changes in real estate market conditions and the economy could affect Royal Bancshares’ allowance for loan losses.
In addition to being subject to competition from other financial institutions, Royal Bancshares is subject to regulations of certain federal agencies and, accordingly, it is periodically examined by those regulatory authorities.
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 applied immediately to interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46(R) with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of Special Purpose Entities (SPE). Royal Bancshares currently has no SPEs. Royal Bancshares adopted the provisions of FIN 46 effective for the period ended March 31, 2004, which required Royal Bancshares to consolidate its investments in real estate partnerships and deconsolidate its investment un two trusts. Prior to FIN 46 and 46(R), Royal Bancshares accounted for its investments in the real estate partnerships under the equity method of accounting.
Royal Bancshares’ investments in real estate partnerships and trusts are further discussed in Note A -17.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), “Share-Based Payment,” an Amendment of SFAS No. 123 and APB No. 95. The Statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires that all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement is effective for all share-based payment transactions entered into for fiscal years beginning after June 15, 2005 and to any awards modified, repurchased, or cancelled after that date. Royal Bancshares estimates its compensation expense relating to stock options will be $762,000 during 2006.
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
     2. Investment Securities
Investment securities are classified in one of three categories: held to maturity, available for sale or trading. Debt securities that Royal Bancshares has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As Royal Bancshares does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such investment securities available for sale, net of tax effect, are required to be recognized as a separate component of stockholders’ equity and excluded from the determination of net income. Gains or losses on disposition are computed by the specific identification method.
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
Royal Bancshares accounts for the transfer of financial assets in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities.” The standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.
     4. Loans and Allowance for Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Decreases in the allowance result from management’s determination that the
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
allowance for loan losses exceeds their estimates of potential loan loss. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
Royal Bancshares accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Royal Bancshares does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.
Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Accretion of unearned discounts on loans has been added to the related interest income. Accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of interest is doubtful and generally when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the allowance for loan losses.
     Royal Bancshares accounts for guarantees in accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Royal Bancshares has financial and performance letters of credit. Financial letters of credit require a company to make a payment if the customer’s condition deteriorates, as defined in agreements. Performance letters of credits require Royal Bancshares to make payments if the customer fails to perform certain non-financial contractual obligations.
     5. Other Real Estate
Royal Bancshares carries other real estate at the fair market value less estimated costs for the disposition of the property. Management will monitor cases in which the property value exceeds the book value. Costs relating to holding the property are expensed when incurred. Other real estate owned of approximately $3,834,000 and $5,424,000 at December 31, 2005 and 2004, respectively, is included in other assets on the consolidated balance sheets. Real estate acquired in settlement of loans during 2005, 2004 and 2003 was approximately $5,053,000, $5,535,000 and $4,575,000, respectively.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
     10. Stock Option Plans
SFAS No. 123, “Accounting for Stock-Based Compensation,” as Amended by SFAS No.148, contains a fair value-based method for valuing stock-based compensation that entities may use to measure compensation cost at the grant date based on the fair value of the award. Compensation is recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees.” Entities that continue to account for stock options using APB Opinion 25 are required to make a pro forma disclosure of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Effective January 1, 2006, Royal Bancshares will apply SFAS No. 123(R).
At December 31, 2005, Royal Bancshares had both a director and employee stock-based compensation plan, which are more fully described in Note L. Royal Bancshares accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value under the underlying common stock of the date of the grant. The following table illustrates the effect on net income and earnings per share if Royal Bancshares had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2005	2004	2003

Net income, as reported	$32,053	$20,033	$18,526
Less: Stock-based compensation costs under fair value based method for all awards, net of tax	(682)	(490)	(425)

Pro forma net income	31,371	19,543	18,101

Earnings per share —Basic As Reported	$2.50	$1.57	$1.47
Pro forma	2.45	1.53	1.43
Earnings per share —Diluted As Reported	2.49	1.56	1.46
Pro forma	2.43	1.52	1.43
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
     13. Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments consist primarily of investment securities, loans, deposits and borrowings.
     14. Advertising Costs
Royal Bancshares’ expensed advertising costs of $360,000, $289,000 and $314,000 for 2005, 2004 and 2003, respectively.
     15. Comprehensive Income
Royal Bancshares reports comprehensive income which includes net income as well as certain other items, which result in a change to equity during the period.
The income tax effects allocated to comprehensive loss is as follows (in thousands):

	December 31, 2005
		Tax	Net of
	Before tax	(benefit)	tax
	amount	expense	amount

Unrealized losses on securities
Unrealized holding losses arising during period	$(6,978)	$(2,387)	$(4,591)
Less reclassification adjustment for gains realized in net income	227	79	148

Other comprehensive loss, net	$(7,205)	$(2,466)	$(4,739)

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

	December 31, 2004
		Tax	Net of
	Before tax	(benefit)	tax
	amount	expense	amount

Unrealized losses on securities
Unrealized holding gains arising during period	$(3,150)	$(1,069)	$(2,081)
Less reclassification adjustment for gains realized in net income	810	275	535

Other comprehensive loss, net	$(3,960)	$(1,344)	$(2,616)

	December 31, 2003
		Tax	Net of
	Before tax	(benefit)	tax
	amount	expense	amount

Unrealized gains on securities
Unrealized holding gains arising during period	$6,791	$2,316	$4,475
Less reclassification adjustment for gains realized in net income	719	244	475

Other comprehensive income, net	$6,072	$2,072	$4,000

16. Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
17. Variable Interest Entities (VIE)
Real estate owned via equity investments
Royal Bancshares, together with a real estate development company, formed Brook View Investors, L.L.C. (“Brook View”) in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. On October 19, 2005 Brook View sold the apartment buildings for approximately $23.7 million which resulted in the Company recording an after tax gain of approximately $3.3 million. As a result of the sale, the company discontinued consolidating the financial statements of Brook View during the fourth quarter 2005.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Royal Bancshares, together with a real estate development company, formed Burrough’s Mill Apartment, L.L.C. (“Burrough’s Mill”) in December 2001. Burrough’s Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. On October 19, 2005, Burrough’s Mill sold the apartment buildings for approximately $62.2 million which resulted in the Company recording an after tax gain of approximately $7.6 million. As a result of the sale the Company discontinued consolidating the financial statements of Burrough’s Mill during the fourth quarter 2005.
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
Royal Bancshares, together with a real estate investment company, formed 212 C Associates, L.P. (“212 C”) in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. Royal Bancshares invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the investment company. On June 7, 2005, 212 C refinanced the debt for approximately $19.1 million which resulted a distribution to the Company of approximately $4.0 million which paid back the Company’s original investment and accrued preferred return. In addition, the Company received a profit of $1.8 million as result of this distribution. As a result of the transaction, the Company no longer qualifies as the primary beneficiary and discontinued consolidating this VIE during the second quarter 2005.
Royal Bancshares, together with a real estate development company, formed Royal Scully Associates, G.P. (“Royal Scully”) in September 2005. Royal Scully was formed to convert an apartment complex into condominiums in Blue Bell, Pennsylvania. The development company is the general partner of the project. Royal Bancshares invested 66% of initial capital contributions, or $2.5 million, with the development company holding the remaining equity interest. In addition the Company holds two notes totaling $9.2 million with a competitive term and interest rate. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. Royal Scully has total assets of $61.0 million and total borrowings of $47.4 million, of which $-0- is guaranteed by Royal Bancshares. Royal Bancshares has determined that Royal Scully is a VIE and it is the primary beneficiary. Royal Bancshares’ exposure to loss due to its investment in and receivables due from Royal Scully is $11.7 million at December 31, 2005.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Trust Preferred Securities
Management has determined that Royal Capital Trust I/II (the Trusts) qualify as VIE’s under FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities,” as revised. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to Royal Bancshares.
Royal Bancshares adopted the provisions under the revised interpretation, FIN 46(R), in the first quarter of 2004. Accordingly, Royal Bancshares does not consolidate the Trusts. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if Royal Bancshares has the right to a majority of the Trusts’ expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts to be included in other assets as of December 31, 2005 and the corresponding increase in outstanding debt of $774,000. In addition, the income received on Royal Bancshares’ common stock investment is included in other income.
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The change in the fair value of the swaps from 2004 to 2005 is related to $50 million of new contracts during 2005 along with $15 million of the swaps which were in existence at the end of 2004 maturing during 2005.
19. Restatement
In connection with the preparation of the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2005, included in this Annual Report on Form 10-K/A, management reconsidered the classification of certain cash flows principally relating to income derived from equity real estate investments received during the period along with the treatment of the deconsolidation of these investments. In addition, management reconsidered the treatment of OREO transfers from loans and the treatment of accretion and amortization of loans and investments.
The following table identifies the restatements made to the consolidated statement of cash flows:

	Year ended December 31, 2005
	As	As
	Reported	Restated
	In 2005	for 2005
(amounts in thousands)	10-K	10-K/A
Cash Flows from Operating Activities:
Amortization of premiums and discounts on loans, mortgage-backed securities and investments	14	(1,106)
(Benefit) provision for deferred income taxes	(2,493)	189
Gain on sale of premises and equipment — VIE’s	—	(16,779)
Gain from refinance of assets — VIE’s	—	(1,892)
Decrease (increase) in accrued interest receivable	791	(1,400)
Decrease in other assets	1,545	8,216
Increase in other liabilities	1,975	3,807
Net cash provided by operating activities	33,021	22,224

Cash flows from investing activities:
Proceeds from calls and maturities of investments available for sale	33,729	38,066
Proceeds from sales of investment securities available for sale	15,600	13,897
Net (increase) in loans	(73,996)	(84,372)
Net proceeds from sale of premises and equipment —VIE’s	—	88,171
Net cash disbursed to partners — VIE’s	—	(22,068)
Deconsolidation of premises and equipment — VIE	57,966	—
Purchase of premises and equipment through VIE’s	(52,522)	(58,691)
Net cash used in investing activities	(94,573)	(100,347)

Cash flows from financing activities:
Obligations through equity investments	(8,893)	—
Mortgage debt incurred — VIE’s	—	65,097
Repayment of mortgage debt — VIE’s	—	(57,472)
Issuance of common stock under stock option plan	137	190
Net cash provided by financing activities	65,338	81,909

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE B — SEGMENT INFORMATION
SFAS No. 131, “Segment Reporting,” established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. Royal Bancshares’ chief operating decision maker is the President and Chief Executive Officer. Royal Bancshares has identified its reportable operating segment as “Community Banking.”
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
As of December 31, 2004, Royal Bancshares reported on a consolidated basis its interest in four equity investments as VIE’s which have different characteristics that the community banking segment. Royal Bancshares had investments in two apartment complexes and two buildings leased as a commercial office space.
The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies.
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE B — SEGMENT INFORMATION — Continued
     Selected segment information and reconciliations to consolidated financial information is as follows:

	Community	Tax Lien	Equity
(in thousands)	Bank	Operation	Investments	Consolidated
December 31, 2005
Total assets	$1,187,825	$52,162	$61,032	$1,301,019

Total deposits	697,409	—	—	697,409

Net interest income (losses)	43,356	1,865	(557)	44,664
Provision for loan losses	—	1	—	1
Total non-interest income	3,827	1,581	19,418	24,826
Total non-interest expense	21,751	2,786	262	24,799
Income taxes	5,830	297	6,510	12,637

Net Income	$19,602	$362	$12,089	$32,053

December 31, 2004
Total assets	$1,088,031	$50,196	$67,047	$1,205,274

Total deposits	742,382	—	—	742,382

Net interest income	38,846	3,024	(1,630)	40,240
Provision for loan loss	—	6	—	6
Total non-interest income	4,800	1,227	7,133	13,160
Total non-interest expense	17,295	3,372	4,780	25,447
Income taxes	7,272	389	253	7,914

Net Income	$19,079	$484	$470	$20,033

December 31, 2003
Total assets	$1,103,619	$50,791	$—	$1,154,410

Total deposits	791,059	—	—	791,059

Net interest income	38,773	3,606	—	42,379
Provision for loan loss	500	174	—	674
Total non-interest income	3,196	508	—	3,704
Total non-interest expense	16,023	2,864	—	18,887
Income taxes	7,528	468	—	7,996

Net Income	$17,918	$608	$470	$18,526

Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $2,862,000, $1,896,000 and $1,879,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of Royal Bancshares’ investment securities held to maturity and available for sale are summarized as follows (in thousands):

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Investment securities held to maturity
Corporate securities	$60,300	$1,902	$—	$62,202
U.S. government agencies	195,000	—	(4,171)	190,829
Mortgage backed securities	167	—	—	167

	$255,467	$1,902	$(4,171)	$253,198

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Investment securities available for sale
Preferred and common stock	$5,129	$88	$—	$5,217
Corporate bonds	109,564	670	(1,700)	108,534
U.S. government agencies	104,979	—	(3,281)	101,698
Trust preferred securities	36,174	3,559	—	39,733
Foreign bonds	2,995	20	—	3,015
Mortgage backed securities	56,628	126	(862)	55,892
Other securities	12,166	81	(147)	12,100

	$327,635	$4,564	$(6,010)	$326,189

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES — Continued

	2004
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Investment securities held to maturity
Corporate securities	$26,995	$371	$—	$27,366
U.S. government agencies	185,000	9	(742)	184,267
Mortgage backed securities	232	—	—	232

	$212,227	$380	$(742)	$211,865

	2004
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

Investment securities available for sale
Preferred and common stock	$5,113	$250	$—	$5,363
Corporate bonds	125,750	4,104	(48)	129,806
U.S. government agencies	94,977	—	(1,672)	93,305
Trust preferred securities	37,196	2,754	(388)	39,562
Foreign bonds	9,212	293	—	9,505
Mortgage backed securities	81,303	496	(130)	81,669
Other securities	1,624	100	—	1,724

	$355,175	$7,997	$(2,238)	$360,934

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES — Continued
The amortized cost and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2005
	Held to maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Within 1 year	$6	$6	$21,961	$22,053
After 1 but within 5 years	205,316	203,703	136,362	133,571
After 5 but within 10 years	50,000	49,344	33,841	32,839
After 10 years	145	145	130,316	132,509
No contractual maturity	—	—	5,155	5,217

	$255,467	$253,198	$327,635	$326,189

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
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	value	losses	value	losses	value	losses

Held to maturity
US government agencies	$108,426	$(1,574)	$82,403	$(2,597)	$190,829	$(4,171)

Total held to maturity	$108,426	$(1,574)	$82,403	$(2,597)	$190,829	$(4,171)

Available for Sale
US government agencies	$9,886	$(114)	$91,812	$(3,167)	$101,698	$(3,281)
Mortgage backed securities	22,387	(381)	17,992	(481)	40,379	(862)
Corporate bonds	51,312	(1,700)	—	—	51,312	(1,700)
Other bonds	10,121	(167)	—	—	10,121	(167)

Total available for sale	$93,706	$(2,362)	$109,804	$(3,648)	203,510	$(6,010)

Total temporarily impaired securities	$202,132	$(3,936)	$192,207	$(6,245)	$394,339	$(10,181)

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES — Continued
In management’s opinion the unrealized losses reflect changes in interest rates subsequent to the purchase of specific securities. At December 31, 2005, there were 26 securities in the less than twelve month category and 11 in the twelve or more month category and of the $394 million fair value of investments, $333 million consisted of government bonds and government secured mortgage backed securities which maintain a AAA rating. Royal Bancshares has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairments of the securities.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	value	losses	value	losses	value	losses

Held to Maturity
US government agencies	$84,258	$(742)	$—	$ (—)	$84,258	$(742)

Total held to maturity	84,258	(742)	—	(—)	84,258	(742)

Available for Sale
US government agencies	$14,941	$(36)	$78,364	$(1,636)	$93,305	$(1,672)
Mortgage backed securities	401	(2)	23,217	(128)	23,618	(130)
Trust preferred	10,000	(385)	4,330	(3)	14,330	(388)
Corporate bonds	6,149	(48)	—	—	6,149	(48)

Total available for sale	31,491	(471)	105,911	(1,767)	137,402	(2,238)

Total temporarily impaired securities	$115,749	$(1,213)	$105,911	$(1,767)	$221,660	$(2,980)

(The remainder of the page was intentionally left blank)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE D — LOANS
Major classifications of loans are as follows (in thousands):

	2005	2004

Commercial and industrial	$30,075	$37,468
Construction and land development	177,102	109,129
Single family and residential	41,900	45,816
Other real estate secured	296,051	273,099
Leases (net of unearned income)	2,623	—
Other	3,868	3,322

	551,619	468,834
Less
Unearned income	(1,983)	(1,540)

Total loans	$549,636	$467,294

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
Total cash collected on impaired loans during 2005 was $3,001,000 of which $3,001,000 was credited to the principal balance outstanding on such loans. Royal Bancshares’ policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. Royal Bancshares recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Royal Bancshares. If these factors do not exist, Royal Bancshares does not recognize income.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE D — LOANS —Continued
Royal Bancshares primarily grants commercial and real estate loans in the greater Philadelphia metropolitan area. Royal Bancshares has concentrations of credit risk in real estate development loans at December 31, 2005. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the economic sector.
Changes in the allowance for loan losses were as follows (in thousands):

	2005	2004	2003

Balance at beginning of year	$12,519	$12,426	$12,470
Charge-offs	(2,335)	(204)	(811)
Recoveries	91	291	93

Net (charge-offs) recoveries	(2,244)	87	(718)
Provision for loan losses	1	6	674

Balance at end of year	$10,276	$12,519	$12,426

NOTE E — PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows (in thousands):

	Estimated
	Useful
	Lives	2005	2004

Land	—	$2,396	$2,396
Buildings and leasehold improvements	7 – 31.5 years	7,764	8,178
Furniture, fixtures and equipment	3 – 7 years	5,225	6,812

		15,385	17,386
Less accumulated depreciation and amortization		7,012	8,606

		$8,373	$8,780

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE E — PREMISES AND EQUIPMENT—Continued
Depreciation and amortization in expense, related to premises and equipment, was approximately $1,300,000, $977,000 and $944,000 for the years ended 2005, 2004 and 2003, respectively.
NOTE F — DEPOSITS
Deposits are summarized as follows (in thousands):

	2005	2004

Demand	$75,754	$64,371
NOW and money market	279,602	451,671
Savings	20,109	23,820
Time, $100,000 and over	203,611	90,596
Other time	118,333	111,924

	$697,409	$742,382

Maturities of time deposits for the next five years and thereafter are as follows (in thousands):

2006	$120,676
2007	41,920
2008	74,177
2009	7,630
2010	74,183
Thereafter	3,358

$321,944

NOTE G — BORROWINGS
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE G — BORROWINGS — Continued
Outstanding borrowings mature as follows with its corresponding weighted average rate (in thousands):

2006	3.69%	$104,500
2007	—	—
2008	—	—
2009	5.58%	15,000
2010	4.92%	147,500
Thereafter	3.33%	87,000

		$354,000

     2. Subordinated Debentures
On October 27, 2004, Royal Bancshares completed a private placement of an aggregate of $25.0 million of Trust Preferred Securities through two newly-formed Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”). As part of this transaction, Royal Bancshares issued an aggregate principal amount of $12,887,000 of floating rate junior subordinate debt securities to Trust I, which debt securities bear an interest rate of 6.64% at December 31, 2005, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12,887,000 of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities bear an initial interest rate of 5.80% until December 2009 and then which will reset quarterly at 3-month LIBOR plus 2.15%.
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
The Federal Reserve has issued final guidance on the regulatory capital treatment for trust preferred securities issued by Trust as a result of the adoption of FIN 46(R). The rule would retain current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as a part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2009; however, a five year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE H — LEASE COMMITMENTS
Royal Bancshares leases various premises under non-cancelable operating lease agreements, which expire through 2012 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31,

2006	$661,000
2007	664,000
2008	654,000
2009	475,000
2010	305,000
Thereafter	165,000

$2,924,000

Rental expense for all leases was approximately $716,000, $664,000 and $612,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE I — COMMON STOCK
Each holder of Class A and Class B common stock is entitled to one vote for each Class A share and ten votes for each Class B share held. Holders of either class of common stock are entitled to conversion equivalent per share dividends when declared.
The Class B shares may not be transferred in any manner except to the holder’s immediate family. Class B shares may be converted to Class A shares at the rate of 1.15 to 1.
Per share information and weighted average shares outstanding have been restated to reflect the 2% stock dividend of December 2005 and the 2% stock dividend of January 2005
NOTE J — INCOME TAXES
The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

	2005	2004	2003

Income tax expense (benefit)
Current	$12,448	$9,356	$9,221
Deferred federal tax	189	(1,442)	(1,225)

	$12,637	$7,914	$7,996

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE J — INCOME TAXES — Continued
The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2005 and 2004, and 34% in 2003 is as follows (in thousands):

	2005	2004	2003

Computed tax expense at statutory rate	$15,642	$9,781	$9,286
Tax-exempt income	(361)	(466)	(263)
Low-income housing tax credit	(545)	(545)	(545)
Reduction of valuation allowance	(1,761)	—	—
Other, net	(338)	(619)	(482)
Effect of 35% rate bracket	—	(237)	—

Applicable income tax expense	$12,637	$7,914	$7,996

Deferred tax assets and liabilities consist of the following (in thousands):

	2005	2004

Deferred tax assets
Allowance for loan losses	$3,597	$5,366
Asset valuation reserves	431	836
Goodwill from Knoblauch State Bank	539	808
Accrued pension liability	1,806	1,156
Net operating loss carryovers from Knoblauch State Bank	1,761	7,140
Unrealized losses on investment securities available for sale	506	—
Other	—	46

	8,640	15,352
Less valuation allowance	—	(7,140)

	8,640	8,212

Deferred tax liabilities
Unrealized gains on investment securities available for sale	—	1,957
Penalties on delinquent tax certificates	182	243
Deferred tax related to VIE’s	662	—
Other	321	720

	1,165	2,920

Net deferred tax asset, included in other assets	$7,475	$5,292

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
Notes To Consolidated Financial Statements — Continued
NOTE J — INCOME TAXES — Continued
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
NOTE K — EARNINGS PER SHARE
Basic and diluted EPS are calculated as follows (in thousands, except per share data):

	2005
		Average
	Income	shares	Per share
	(numerator)	(denominator)	amount

Basic EPS
Income available to common shareholders	$32,053	12,797	$2.50

Effect of dilutive securities
Stock options	—	95	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$32,053	12,892	$2.49

All options to purchase shares of common stock were included in the computation of 2005 diluted EPS because the exercise price was less than the average market price of the common stock.
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE K — EARNINGS PER SHARE — Continued

	2004
		Average
	Income	shares	Per share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$20,033	12,755	$1.57

Effect of dilutive securities
Stock options	—	104	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$20,033	12,859	$1.56

All options to purchase shares of common stock were included in the computation of 2004 diluted EPS because the exercise price was less than the average market price of the common stock.

	2003
		Average
	Income	shares	Per share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$18,526	12,640	$1.47

Effect of dilutive securities
Stock options	—	54	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$18,526	12,694	$1.46

All options to purchase shares of common stock were included in the computation of 2003 diluted EPS because the exercise price was less than the average market price of the common stock.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK OPTION PLANS
Royal Bancshares has two stock-based compensation plans, which are described below. Royal Bancshares accounts for these plans under APB Opinion No. 25.
1. Outside Directors’ Stock Option Plan
Royal Bancshares adopted a non-qualified outside Directors’ Stock Option Plan (the Director’s Plan). Under the terms of the Director’s Plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which are exercisable one year after the grant date. The options were granted at the fair market value at the date of the grant.
Stock option transactions consist of the following:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	80,485	$16.95	72,751	$14.62	81,897	$13.84
Granted	16,830	22.79	17,167	23.50	17,017	19.57
Exercised	(6,247)	10.28	(9,433)	11.31	(26,163)	11.79
Cancelled	—	—	—	—	—	—

Outstanding at end of year	91,068	$18.53	80,485	$16.95	72,751	$14.62

Weighted average fair value of options granted during the year		$4.48		$5.15		$3.55
The following table summarizes information about options outstanding and exercisable at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	outstanding	life (years)	price	exercisable	price

$9.40	2,151	1.2	$9.40	2,194	$9.40
$10.89 – 18.81	54,927	5.5	15.65	60,788	15.65
$22.53 – 23.05	33,990	8.7	22.79	17,503	23.05

	91,068			80,485

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK OPTION PLANS — Continued
2. Employee Stock Option and Appreciation Right Plan
Royal Bancshares adopted a Stock Option and Appreciation Right Plan (the Plan). The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,650,000 shares of Royal Bancshares’ Class A common stock (but not in excess of 15% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.
Stock option transactions consist of the following:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	605,409	$18.80	437,001	$15.45	508,779	$13.84
Granted	153,000	22.53	260,493	23.50	160,569	19.57
Exercised	(5,398)	14.52	(35,336)	11.31	(122,921)	11.21
Cancelled	(15,841)	22.80	(56,749)	20.11	(109,426)	16.82

Outstanding at end of year	737,170	19.61	605,409	18.80	437,001	$15.45

Weighted average fair value of options granted during the year		$4.48		$5.15		$3.55
The following table summarizes information about options outstanding and exercisable at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	Outstanding	life (years)	price	exercisable	price

$9.39	17,643	1.2	$9.39	17,643	$9.39
$10.89 — 18.81	347,596	5.7	15.72	233,855	14.77
$22.53 — 23.04	371,931	8.6	23.83	46,666	23.04

	737,170			298,164

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE M — PENSION PLANS
Royal Bancshares has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. Royal Bancshares-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment. Royal Bancshares’ policy is to fund pension costs allowable for income tax purposes. The following table sets forth the plan’s funded status and amounts recognized in Royal Bancshares consolidated balance sheets (in thousands):

	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$4,303	$3,591
Service cost	1,725	722
Interest cost	248	205
Other changes	(32)	(215)

Benefits obligation at end of year	$6,244	$4,303

Weighted-average assumptions used to determine benefit obligations, end of year

	December 31
	2005	2004

Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
The asset allocation for Royal Bancshares pension plans and the end of 2005 and 2004 consists of insurance policies under Royal Bancshares Owned Life Insurance program. The cash surrender value for these policies was approximately $1,462,000 and $1,203,000 for the years ended December 31, 2005 and 2004, respectively.
Net pension cost included the following components (in thousands):

	2005	2004	2003

Service cost	$1,477	$570	$410
Interest cost	248	205	214

Net periodic benefit cost	$1,725	$775	$624

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE M — PENSION PLANS—Continued
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
NOTE N — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
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
Royal Bancshares’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Royal Bancshares uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The contract amounts are as follows (in thousands):

	December 31.
	2005	2004

Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$176,415	$119,458
Standby letters of credit and financial guarantees written	3,228	1,797
Financial Instruments whose notional amount exceed the amount the amount of credit risk.
Interest rate swap agreements	$60,000	$25,000
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE N — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK — Continued
Royal Bancshares evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Royal Bancshares upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
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
NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Royal Bancshares, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many of such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is Royal Bancshares’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, Royal Bancshares had to use significant estimations and present value calculations to prepare this disclosure.
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
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued
Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows (in thousands):

	2005		2004
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount

Cash and cash equivalents	$30,895	$30,895	$27,109	$27,109
Investment securities held to maturity	253,198	255,467	211,865	212,227
Investment securities available for sale	326,189	326,189	360,934	360,934
Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows (in thousands):

	2005		2004
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount

Deposits with stated maturities	$327,879	$321,944	$208,198	$202,520
Borrowings	355,547	354,000	224,437	222,000
Subordinated debt	25,774	25,774	25,774	25,774
Obligations from equity investments	47,356	47,356	56,249	56,249
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

	2005		2004
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount

Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—
Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows (in thousands):
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued

	2005		2004
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount

Loans held for sale	$803	$803	$2,221	$2,204
Loans, net	538,804	539,360	454,882	454,775
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
Royal Bancshares’ remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of Royal Bancshares’s deposits is required by SFAS No. 107.
NOTE P — REGULATORY MATTERS
1. Payment of Dividends
Under the Pennsylvania Business Corporation Law, Royal Bancshares may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the Code) and in the Federal Deposit Insurance Act (FDIA) concerning the payment of dividends by Royal Bancshares. Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings). Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the Federal Deposit Insurance Corporation (FDIC).
In addition, dividends paid by Royal Bank to Royal Bancshares would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.
2. Capital Ratios
Royal Bancshares and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Royal Bancshares’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Royal Bancshares must meet specific capital guidelines that involve quantitative measures of Royal Bancshares’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Royal Bancshares and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE P — REGULATORY MATTERS — Continued
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
As of December 31, 2005, Royal Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Royal Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Royal Bank’s category.
Royal Bancshares’ and Royal Bank’s actual capital amounts and ratios are also presented in the table (in thousands).

	2005
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$193,125	19.80%	$78,021	8.00%	N/A	N/A
Bank	141,673	14.86%	76,247	8.00%	$95,309	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	182,849	18.75%	39,010	4.00%	N/A	N/A
Bank	131,397	13.79%	38,123	4.00%	57,185	6.00%

Tier I capital (to average assets, leverage)
Company (consolidated)	182,849	14.24%	38,528	3.00%	N/A	N/A
Bank	131,397	10.43%	37,790	3.00%	62,983	5.00%
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE P — REGULATORY MATTERS — Continued

	2004
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$176,557	20.43%	$69,149	8.00%	N/A	N/A
Bank	124,847	14.55%	68,663	8.00%	$85,829	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	165,731	19.17%	34,574	4.00%	N/A	N/A
Bank	114,096	13.29%	34,332	4.00%	51,497	6.00%

Tier I capital (to average assets, leverage)
Company (consolidated)	165,731	13.93%	35,692	3.00%	N/A	N/A
Bank	114,096	9.59%	35,692	3.00%	59,487	5.00%
NOTE Q — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
     Condensed financial information for the parent company only follows (in thousands).
CONDENSED BALANCE SHEETS

	December 31,
	2005	2004

Assets
Cash	$24,119	$30,326
Investment in Royal Investments of Delaware, Inc. — at equity	19,699	21,178
Investment in Royal Bank America — at equity	130,009	114,109
Loans, net	4,682	—
Other assets	2,773	1,037

	$181,282	$166,650

Subordinated debentures	$25,774	$25,774
Stockholders’ equity	155,508	140,876

	$181,282	$166,650

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE Q — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY — Continued
CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2005	2004	2003

Income
Equity in undistributed net earnings of subsidiaries	$19,160	$7,888	$7,241
Dividends from subsidiary bank	12,859	12,199	11,321
Other income	173	—	25

Total income	32,192	20,087	18,587

Expenses
Other expenses	121	83	81
Income tax expense (benefit)	18	(29)	(20)

Total expenses	139	54	61

Net income	$32,053	$20,033	$18,526

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE R — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net income	$32,053	$20,033	$18,526
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed earnings from subsidiaries	(19,160)	(7,888)	(7,241)
Operating expenses	121	83	81
Rental income	—	—	(25)
Non-cash income tax (benefit) expense	18	(29)	(20)

Net cash provided by operating activities	13,032	12,199	11,321

Cash flows from financing activities
Loan funding	(4,695)	—	—
Cash dividends paid	(12,859)	(12,199)	(11,321)
Proceeds from subordinated debentures	—	25,000	—
Other, net	(1,685)	551	2,248

Net cash provided by (used in) financing activities	19,239	13,352	(9,073)

Net increase (decrease) in cash	(6,207)	25,551	2,248

Cash at beginning of year	30,326	4,775	2,527

Cash at end of year	$24,119	$30,326	$4,775

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE R — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following summarizes the consolidated results of operations during 2005 and 2004, on a quarterly basis, for Royal Bancshares (in thousands except per share data):

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$20,281	$19,645	$19,330	$17,204
Net interest income	12,297	10,894	11,635	9,838
Provision for loan losses	—	—	—	1

Net interest income after provision	12,297	10,894	11,635	9,837
Non interest income	15,039	3,294	3,880	2,613
Non interest expenses	3,345	7,526	7,569	6,359
Income before income taxes	23,991	6,662	7,946	6,091

Net income	$15,587	$4,903	$7,242	$4,321

Net income per share
Basic	$1.22	$0.38	$0.57	$0.33
Diluted	$1.21	$0.38	$0.57	$0.33

	2004
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$16,990	$16,515	$16,508	$17,528
Net interest income	10,181	9,722	9,539	10,798
Provision for loan losses	—	1	4	1

Net interest income after provision	10,181	9,721	9,535	10,797
Non interest income	2,691	3,822	3,464	3,183
Non interest expense	5,864	6,225	6,782	6,576
Income before income taxes	7,008	7,318	6,217	7,404

Net income	$5,363	$5,112	$4,394	$5,164

Net income per share
Basic	$0.42	$0.40	$0.34	$0.41
Diluted	$0.42	$0.40	$0.34	$0.40

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
a.	1. Financial Statements
The following financial statements are included by reference in Part II, Item 8 hereof.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets.
Consolidated Statements of Income.
Consolidated Statements of Changes in Stockholders’ Equity.
Consolidated Statement of Cash Flows.
Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules
Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.
3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.
2	Purchase and Assumption Agreement, dated as of March 12, 2001, among Royal Bank of Pennsylvania, Crusader Holding Corporation, Crusader Savings Bank, F.S.B. and Asset Investment Corporation. (Incorporated by reference to Exhibit 2 to Registrant’s Report on Form 8-K, filed with the Commission on March 15, 2001.)

3(i)	Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No. 0-26366 on Form S-4.)

3(ii)	By-laws. (Incorporated by reference to Exhibit 99 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 13, 2001.)

4.1	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.))

4.2	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.))

4.3	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.4	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.5	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.6	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1	Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on November 22, 2005).

10.2	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

10.3	Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Joseph P. Campbell, President and Chief Executive Officer, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10- Q filed with the Commission on November 9, 2004.)

10.4	Employment agreement between Royal Bancshares of Pennsylvania, Inc. and James J. McSwiggan, Executive Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.5	Employment agreement between Royal Bank America and Robert R. Tabas, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.6	Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Murray Stempel, Senior Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.7	Employment agreement between Royal Bancshares of Pennsylvania, Inc. and John Decker, Senior Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.8	Employment agreement between Royal Bank America and Edward Shin, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

11.	Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note K, “Per Share Information”.

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note P, “Regulatory Matters.”)

14.	Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

21.	Subsidiaries of Registrant.

23a.	Consent of Independent Accountants from Beard Miller Company LLP.

23b.	Consent of Independent Accountants from Grant Thornton LLP.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Opinion letter of Independent Accountants Grant Thornton LLP.
(b)	Reports on Form 8-K filed by the Registrant during the fourth quarter and through this Form 10K filing are as follows:
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
/s/ Joseph P. Campbell
Joseph P. Campbell
Chief Executive Officer January 23, 2007.
ROYAL BANCSHARES OF PENNSYLVANIA, INC.
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX

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