Form 10-Q/A
period 2006-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2007-01-26
CIK 922487

FORM 10-Q/A
Amendment No. 1
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No. ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2006
$2.00 par value	10,710,306

Class B Common Stock	Outstanding at July 31, 2006
$.10 par value	2,009,196

EXPLANATORY NOTE
As discussed in Note 12 to the notes to consolidated financial statements included herein, Royal Bancshares of Pennsylvania, Inc. (the “Company”) is amending the consolidated statement of cash flows for the six months ended June 30, 2005, included in the Company’s Form 10-Q for the quarter end June 30, 2006, (the “Form 10-Q”). As further described in a current report on Form 8-K filed on December 22, 2006, the restatement of the consolidated statement of cash flows results principally from a misclassification of certain cash flows relating to cash derived from equity real estate investments received during the period.
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

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2006	Dec. 31, 2005
	(unaudited)
ASSETS
Cash and due from banks	$20,919	$17,095
Federal funds sold	2,350	13,800

Total cash and cash equivalents	23,269	30,895

Investment securities held to maturity (“HTM”) (fair value of $250,038 at June 30, 2006 and $253,198 at December 31, 2005)	255,446	255,467
Investment securities available for sale (“AFS”) — at fair value	309,801	326,189
FHLB Stock, at cost	16,415	17,073
Loans held for sale	1,619	803

Loans	635,772	549,636
Less allowance for loan losses	11,466	10,276

Net Loans	624,306	539,360

Premises and equipment, net	8,073	8,373
Real estate owned via equity investments	54,623	58,209
Accrued interest receivable	15,511	14,843
Bank owned life insurance	22,484	22,059
Other assets	27,662	27,748

Total Assets	$1,359,209	$1,301,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing deposits	$63,996	$75,754
Interest bearing (includes certificates of deposit in excess of $100 which was $252,186 at June 30, 2006 and $203,611 at December 31, 2005)	694,449	621,655

Total deposits	758,445	697,409

Accrued interest payable	7,579	6,606
Other liabilities	11,206	11,879
Borrowings	352,500	354,000
Obligations related to equity investments in real estate	45,653	47,356
Subordinated debentures	25,744	25,774

Total liabilities	1,201,127	1,143,024

Minority interests	2,164	2,487

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 10,707,679 at June 30, 2006 and 10,699,592 at December 31, 2005	21,415	21,400
Class B, par value $0.10 per share; authorized, 3,000,000 2,009,403 at June 30, 2006 and 1,992,957 at December 31, 2005	201	199
Undistributed Class B shares	—	2
Additional paid in capital	104,336	104,285
Retained earnings	35,703	32,827
Accumulated other comprehensive loss	(3,472)	(940)

	158,183	157,773

Treasury stock — at cost, shares of Class A, 215,388 at June 30, 2006 and December 31, 2005	(2,265)	(2,265)

Total stockholders’ equity	155,918	155,508

Total liabilities and stockholders’ equity	$1,359,209	$1,301,019

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three-months ended
	June 30,
(in thousands, except per share data)	2006	2005
Interest income
Loans, including fees	$15,494	$12,166
Investment securities held to maturity	2,944	2,227
Investment securities available for sale	4,234	4,908
Deposits in banks	11	18
Federal funds sold	5	11

TOTAL INTEREST INCOME	22,688	19,330

Interest expense
Deposits	6,385	4,069
Borrowings	5,244	3,626

TOTAL INTEREST EXPENSE	11,629	7,695

NET INTEREST INCOME	11,059	11,635

Provision for loan losses	963	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,096	11,635

Other income
Service charges and fees	354	288
Net gains (losses) on sales of investment securities	161	(88)
Income related to equity investments	1,331	2,952
Gains on sales of other real estate	81	404
Gains on sales of loans	174	103
Other income	799	221

TOTAL OTHER INCOME	2,900	3,880

Other expenses
Salaries and wages	2,609	2,391
Employee benefits	840	1,550
Occupancy and equipment	892	408
Expenses related to equity investments	434	968
Other operating expenses	1,633	2,252

TOTAL OTHER EXPENSE	6,408	7,569

INCOME BEFORE INCOME TAXES	6,588	7,946

Income taxes	2,002	704

NET INCOME	$4,586	$7,242

Per share data

Net income — basic	$0.36	$0.57

Net income — diluted	$0.36	$0.56

Cash dividends-Class A shares	$0.275	$0.25

Cash dividends-Class B shares	$0.31625	$0.2875

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six-months ended
	June 30,
(in thousands, except per share data)	2006	2005
Interest income
Loans, including fees	$29,590	$22,292
Investment securities held to maturity	5,800	4,475
Investment securities available for sale	8,663	9,697
Deposits in banks	23	41
Federal funds sold	25	29

TOTAL INTEREST INCOME	44,101	36,534

Interest expense
Deposits	11,848	8,079
Borrowings	9,859	6,982

TOTAL INTEREST EXPENSE	21,707	15,061

NET INTEREST INCOME	22,394	21,473

Provision for loan losses	1,299	1

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,095	21,472

Other income
Service charges and fees	708	581
Net gains on sales of investment securities	244	162
Income related to equity investments	2,109	4,395
Gains on sales of other real estate	1,574	693
Gains on sales of loans	217	228
Other income	1,046	434

TOTAL OTHER INCOME	5,898	6,493

Other expenses
Salaries and wages	5,054	4,705
Employee benefits	1,653	2,126
Occupancy and equipment	1,296	817
Expenses related to equity investments	710	1,788
Other operating expenses	3,883	4,492

TOTAL OTHER EXPENSE	12,596	13,928

INCOME BEFORE INCOME TAXES	14,397	14,037

Income taxes	4,465	2,474

NET INCOME	$9,932	$11,563

Per share data

Net income — basic	$0.78	$0.90

Net income — diluted	$0.77	$0.89

Cash dividends— Class A shares	$0.55	$0.50

Cash dividends— Class B shares	$0.6325	$0.5750

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Six Months ended June 30, 2006
(UNAUDITED)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	B-shares	Capital	earnings	(loss)	stock	income

Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)
Net income	—	—	—	—		—	9,932	—	—	$9,932
Conversion of Class B common stock to Class A common stock	4	7	(3)	—		—	(8)	—	—	—
Issuance of un-distributed shares			20	2	(2)
Cash in lieu of fractional shares	—	—	—	—	—	—	(11)	—	—	—
Cash dividends on common stock (Class A $0.55, Class B $0.6325)	—	—	—	—		—	(7,037)	—	—	—
Stock options exercised	4	8	—	—	—	51	—	—	—	—
Other comprehensive loss, net of reclassifications and tax benefit of $823	—	—	—	—		—	—	(2,532)	—	(2,532)

Comprehensive income										$7,400

Balance, June 30, 2006	10,708	$21,415	2,010	$201	$—	$104,336	$35,703	$(3,472)	$(2,265)

The accompanying notes are an integral part of the financial statement.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Six Months ended June 30, 2005
(UNAUDITED)

								Accumulated
					Additional			Other
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Treasury	Comprehensive	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Income

Balance, January 1, 2005	10,277	$20,553	1,939	$194	$92,037	$26,558	$(2,265)	$3,799

Net income	—	—	—	—	—	11,563	—	—	$11,563
Conversion of Class B common stock to Class A Common stock	6	12	(4)	(1)	—	(11)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
2% stock dividend declared	201	402	39	4	6,640	(7,046)	—	—
Cash dividends on common stock (per share: Class A $0.50 and Class B $0.575)	—	—	—	—	—	(6,271)	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	(12)	—	—	—
Stock options exercised	10	20	—	—	151	—	—	—	—
Other comprehensive loss, net of reclassification adjustment and tax benefit of $190.	—	—	—	—	—	—	—	(542)	(542)

Comprehensive income									$11,021

Balance, June 30, 2005	10,494	$20,987	1,974	$197	$98,828	$24,781	$(2,265)	$3,257

The accompanying notes are an integral part of the financial statement

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30,
(in thousands)

		(As Restated,
		Note 12)
	2006	2005
Cash flows from operating activities
Net income	$9,932	$11,563
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	749	591
Stock compensation expense	357	—
Provision for loan losses	1,299	1
Net accretion of discounts and premiums on loans, mortgage-backed securities and investments	6,359	(433)
Provision for deferred income taxes	(3,451)	(319)
Gains on sales of other real estate	(1,574)	(693)
Gains on sales of loans	(217)	(228)
Net gains on sales of investment securities	(244)	(162)
Gain from refinance of assets — VIE’s	—	(1,792)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(668)	(1,642)
(Decrease) increase in other assets	1,788	(1,154)
Increase in accrued interest payable	973	205
(Decrease) in other liabilities	(1,203)	890

Net cash provided by operating activities	14,100	6,827

Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	—	36,650
Proceeds from calls/maturities of AFS investment securities	25,552	13,457
Proceeds from sales of AFS investment securities	4,230	6,000
Purchase of AFS investment securities	(18,375)	(15,137)
Purchase of HTM investment securities	—	(65,025)
Redemption (Purchase) of FHLB Stock	658	(6,050)
Net increase in loans	(87,885)	(44,321)
(Purchase) of premises and equipment	(299)	1,245
Cash disbursed to partners due to sale or refinance of assets —VIE’s	—	(2,485)
Net cash in VIE deconsolidated under FIN 46 other than from sale	—	(439)
Distributions received from VIE’s		50
Sales of premises and equipment relating to VIE	3,586	5,091

Net cash used in investing activities	(72,533)	(70,964)

Cash flows from financing activities:
Net decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(15,172)	(108,220)
Net increase in certificates of deposit	76,208	66,957
Mortgage payments	(37)	(36)
Net (decrease)increase in FHLB borrowings	(1,500)	108,500
Mortgage debt incurred by VIE		19,060
Repayment of mortgage debt — VIE’s	(1,703)	(14,851)

		(As Restated,
		Note 12)
	2006	2005
Cash dividends	(7,037)	(6,271)
Cash in lieu of fractional shares	(11)	(12)
Issuance of common stock under stock option plans	59	171

Net cash provided by financing activities	50,807	65,298
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,626)	1,161
Cash and cash equivalents at beginning of period	30,895	27,109

Cash and cash equivalents at end of period	$23,269	$28,270

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

	Three months ended June 30, 2006
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated

Total assets	$1,266,871	$44,886	$47,452	$1,359,209

Total deposits	758,445	—	—	758,445

Interest income	$21,601	$1,087	—	$22,688
Interest expense	9,907	832	890	11,629

Net interest income	11,694	255	(890)	11,059
Provision for loan losses	962	1	—	963
Other income	1,356	213	1,331	2,900
Other expense	5,728	247	433	6,408
Income tax expense	1,973	29	—	2,002

Net income	$4,387	$191	$8	$4,586

	Three months ended June 30, 2005
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated

Total assets	$1,164,373	$51,358	$47,968	$1,263,699

Total deposits	701,119	—	—	701,119

Interest income	$18,204	$1,126	—	$19,330
Interest expense	6,775	659	261	7,695

Net interest income	11,429	467	(261)	11,635
Provision for loan losses	—	—	—	—
Other income	566	362	2,952	3,880
Other expense	6,038	563	968	7,569
Income tax expense	636	68	—	704

Net income	$5,321	$198	$1,723	$7,242

Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $832 thousand and $659 thousand for the three-month periods ended June 30, 2006, and 2005, respectively. Interest paid to the Community Banking segment by the Equity Investment segment was approximately $233 thousand and none for the three-month June 30, 2006 and 2005, respectively.

	Six months ended June 30, 2006
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated

Total assets	$1,266,871	$44,886	$47,452	$1,359,209

Total deposits	758,445	—	—	758,445

Interest income	$41,796	$2,305	—	$44,101
Interest expense	18,536	1,670	1,501	21,707

Net interest income	23,260	635	(1,501)	22,394
Provision for loan losses	1,296	3	—	1,299
Other income	2,994	795	2,109	5,898
Other expense	11,165	722	709	12,596
Income tax expense	4,341	124	—	4,465

Net income	$9,452	$581	($101)	$9,932

	Six months ended June 30, 2005
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated

Total assets	$1,164,373	$51,358	$47,968	$1,263,699

Total deposits	701,119	—	—	701,119

Interest income	$34,116	$2,418	—	$36,534
Interest expense	12,969	1,277	815	15,061
Provision for loan losses	—	1	—	1
Other income	1,645	453	4,395	6,493
Other expense	11,080	1,075	1,773	13,928
Income tax expense	2,357	117	—	2,474

Net income	$9,355	$401	$1,807	$11,563

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

	Three Months Ended June 30, 2006
	Using Previous	SFAS 123(R)	As
(In thousands, except for per share data)	Accounting	Adjustment	Reported
Income before income taxes	$6,766	($178)	$6,588
Income taxes	$2,064	($62)	$2,002

Net Income	$4,702	($116)	$4,586

Basic earnings per share	$0.37	($0.01)	$0.36

Diluted earnings per share	$0.36	($0.00)	$0.36

	Three Months Ended June 30, 2005
	As	SFAS 123(R)
(In thousands, except for per share data)	Reported	Adjustment	Proforma
Income before income taxes	$7,947	($271)	$7,676
Income taxes	$705	($95)	$610

Net Income	$7,242	($176)	$7,066

Basic earnings per share	$0.57	($0.01)	$0.56

Diluted earnings per share	$0.56	($0.01)	$0.55

	Six Months Ended June 30, 2006
	Using Previous	SFAS 123(R)	As
(In thousands, except for per share data)	Accounting	Adjustment	Reported
Income before income taxes	$14,754	($357)	$14,397
Income taxes	$4,590	($125)	$4,465

Net Income	$10,164	($232)	$9,932

Basic earnings per share	$0.79	($0.01)	$0.78

Diluted earnings per share	$0.79	($0.02)	$0.77

	Six Months Ended June 30, 2005
	As	SFAS 123(R)
(In thousands, except for per share data)	Reported	Adjustment	Proforma
Income before income taxes	$14,037	($542)	$13,495
Income taxes	$2,474	($190)	$2,284

Net Income	$11,563	($352)	$11,211

Basic earnings per share	$0.90	($0.02)	$0.88

Diluted earnings per share	$0.89	($0.02)	$0.87

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
At June 30, 2006 and December 31, 2005, the information pertaining to outstanding interest rate swap agreement used to hedge fixed rate loans and investments is as follows:

	June 30,	Dec. 31,
(in thousands)	2006	2005
Notional Amount	$55,000	$60,000
Weighted average pay rate	5.08%	4.40%
Weighted average receive rate	3.92%	3.87%
Weighted average maturity (years)	4.4	4.5
Fair value relating to interest rate swaps	($1,962)	($1,281)
9.	Variable Interest Entities (“VIE”)
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
A summary of the Company’s commitments is as follows:

(in thousands)	June 30, 2006	December 31,2005
Open-end lines of credit	$3,038	$2,954
Loan commitments	145,288	173,461
Letters of credit	4,838	3,228

Total	$153,164	$179,643

12.	Restatement
In connection with the preparation of the Company’s Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-Q/A, management reconsidered the classification of certain cash flows principally relating to income derived from equity real estate investments received during the 2005 period along with the treatment of the deconsolidation of these investments. In addition the Company will amended the treatment of OREO transfers from loans and the treatment of accretion and amortization of loans and investments.

	Six months ended
	June 30, 2005
	As	As
	Reported	Restated
	In 2005	for 2005
(amounts in thousands)	10-Q	10-Q
Cash Flows from Operating Activities:
Depreciation	1,440	591
Amortization of premiums and discounts on loans, mortgage-backed securities and investments	(1,881)	(433)

(Benefit) provision for deferred income taxes	(135)	(319)
Gain from refinance of assets — VIE’s	—	(1,792)
Decrease (increase) in accrued interest receivable	1,060	(1,642)
Increase in other assets	(1,963)	(1,154)
(Decrease) increase in other liabilities	(612)	890

	Six months ended
	June 30, 2005
	As	As
	Reported	Restated
	In 2005	for 2005
(amounts in thousands)	10-Q	10-Q
Net cash provided by operating activities	8,595	6,827

Cash flows from investing activities
Proceeds from calls and maturities of investments available for sale	12,727	13,457
Proceeds from sales of investment securities available for sale	6,345	6,000
Net (increased) loans	(41,457)	(44,321)
(Purchases) of premises and equipment	(548)	1,245
Cash disbursed to partners — VIE’s	—	(2,485)
Cash in VIE deconsolidated under FIN 46 other than from sale.	—	(439)
Distributions received from VIE’s	—	50
Deconsolidation of premises and equipment relating — VIE	12,976	—
Purchase of premises and equipment through —VIE’s	4,498	5,091
Net cash used in investing activities	(55,021)	(70,964)

Cash flows from financing activities
Mortgage payments	(34)	(36)
Mortgage debt incurred by — VIE’s	—	19,060
Repayment of mortgage debt — VIE’s	(13,484)	(14,851)
Issuance of common stock under stock option plan	151	171
Net cash provided by financing activities	47,587	65,298
13.	Recent accounting pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109” (FIN 48), which clarifies the accounting for uncertainty tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principl recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
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
(The remainder of this page was intentionally left blank)

     The following table reconciles our GAAP earnings to operating earnings for the periods presented:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30th		June 30th
(amounts in thousands, except for per share data)	2006	2005	2006	2005

GAAP Net Income	$4,586	$7,242	$9,932	$11,563

Changes
Loan exit fee	—	(1,293)	—	(1,293)
Gains from variable interest entities	—	(1,792)	—	(1,792)
Pension plan expense	—	930	—	930
Gains on other real estate owned	—	—	(881)	—

Total Changes	—	(2,155)	(881)	(2,155)

Tax effect	—	754	308	754

Reduction in tax expense	—	(1,700)	—	(1,700)

Net impact of changes	—	(3,101)	(573)	(3,101)

Net income adjusted	$4,586	$4,141	$9,359	$8,462

Basic earnings per share	$0.36	$0.57	$0.78	$0.90
Adjusted basic earnings per share	$0.36	$0.32	$0.73	$0.66
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
Net Interest Margin
     The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

	For the three months ended			For the three months ended
	June 30, 2006			June 30, 2005
	Average			Average
(amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
Cash equivalents	$1,339	$16	4.88%	$3,284	$29	3.13%
Investments securities	573,973	7,178	5.02%	587,239	7,135	4.87%
Loans	626,463	15,494	9.92%	512,132	12,166	9.53%

Earning assets	1,201,775	22,688	7.57%	1,102,655	19,330	7.03%

Non earning assets	130,894			143,152

Total assets	$1,332,669			$1,245,807

Deposits	$680,490	6,385	3.76%	$614,346	4,069	2.66%
Borrowings	409,643	5,244	5.14%	393,659	3,626	3.70%

Total interest bearing liabilities	1,090,133	11,629	4.28%	1,008,005	7,695	3.06%

Non-interest bearing liabilities and equity	242,536			237,802

Total liabilities and equity	$1,332,669			$1,245,807

Net interest margin		$11,059	3.69%		$11,635	4.23%

Note: Interest earned on loans for the three month period ended June 30, 2005, includes a $1.3 million exit fee from a mezzanine loan.

	For the six months ended			For the six months ended
	June 30, 2006			June 30, 2005
	Average			Average
(amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
Cash equivalents	$2,029	$49	4.82%	$5,131	$66	2.61%
Investments securities	579,126	14,462	5.04%	587,247	14,171	4.87%
Loans	600,400	29,590	9.94%	499,389	22,297	9.00%

Earning assets	1,181,555	44,101	7.53%	1,091,767	36,534	6.75%

Non earning assets	132,858			148,427

Total assets	$1,314,413			$1,240,194

Deposits	$659,947	11,848	3.62%	636,300	8,079	2.56%
Borrowings	409,913	9,859	4.85%	371,003	6,982	3.80%

Total interest bearing liabilities	1,069,860	21,707	4.09%	1,007,303	15,061	3.02%

Non-interest bearing liabilities and equity	244,553			232,891

Total liabilities and equity	$1,314,413			$1,240,194

Net interest margin		$22,394	3.44%		$21,473	3.73%

Note: Interest earned on loans for the six includes month period ended June 30, 2005, includes a $1.3 million exit fee from a mezzanine loan.
Rate Volume Analysis
     The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income for the three and six month periods ended June 30, 2006.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2006 vs. 2005			2006 vs. 2005
	Increase (decrease)			Increase (decrease)
	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME
Interest-bearing deposits	($10)	$3	($7)	($34)	$26	($8)
Federal funds sold	(13)	7	(6)	(40)	32	(8)
Investments securities
Held to maturity	430	287	717	840	483	1,323
Available for sale	(683)	9	(674)	(826)	(206)	(1,032)

Total Investments securities	(276)	306	30	14	277	291
Loans
Commercial demand loans	2,700	822	3,522	5,166	1,723	6,889
Mortgages	(143)	721	578	(354)	1,026	672
Residential and home equity	(172)	42	(130)	(335)	100	(235)
Leases receivables	322	—	322	322	0	322
Tax certificates	(16)	(22)	(38)	(10)	(103)	(113)
Other loans	(10)	28	18	(8)	12	4
Loan fees	(944)	0	(944)	(241)	0	(241)

Total loans	1,737	1,591	3,328	4,540	2,758	7,298

Total increase in interest income	1,461	1,897	3,358	4,480	3,093	7,573

INTEREST EXPENSE
Deposits
NOW and money market	(445)	718	273	(1,312)	1,284	(28)
Savings	(4)	(2)	(6)	(9)	(9)	(18)
Time deposits	1,576	473	2,049	2,953	862	3,815

Total deposits	1,127	1,189	2,316	1,632	2,137	3,769
Trust preferred	0	59	59	0	128	128
FHLB borrowings	157	1,402	1,559	882	1,186	2,068

Total increase in interest expense	1,284	2,650	3,934	2,514	3,451	5,965

Total increase (decrease) in net interest income	$177	($753)	($576)	$1,966	($358)	$1,608

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
An analysis of the Allowance for Loan losses by loan type is set forth below:

	June 30, 2006		December 31, 2005
		Percent of loans		Percent of loans
	Amount	in each category to	Amount	in each category to
	(in thousands)	total loans	(in thousands)	total loans

Domestic
Construction loans	$5,550	33.99%	$3,397	31.43%
Single family residents	$725	6.82%	$925	7.74%
Tax certificates	—	4.91%	—	6.44%
Real estate — non-residential	$4,432	44.27%	$5,132	43.19%
Real estate — multi-family	$51	0.86%	$277	4.51%
Commercial and industrial	$478	7.79%	$494	5.45%
Installment loans to individual	$56	.18%	$41	.70%
Lease financing	$173	1.18%	$75	.54%
Foreign	—	00%	—	00%
Unallocated	$1	N/A	($65)	N/A

	$11,466	100.00%	$10,276	100.00%

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
     The table below provides a comparison of The Company and Royal Bank’s risk-based capital ratios and leverage ratios for the three months ended June 30, 2006 and the year ended December 31, 2005:

	Royal Bancshares			Royal Bank
	June 30,		Dec 31,	June 30,		Dec 31,
	2006		2005	2006		2005

Capital Levels
Tier 1 leverage ratio	13.9%		14.2%	10.2%		10.4%
Tier 1 risk-based ratio	17.7%		18.8%	13.1%		13.8%
Total risk-based ratio	18.8%		19.8%	14.2%		14.9%

Capital Performance
Return on average assets	1.4	%(1)	2.5%	1.4	%(1)	2.6%
Return on average equity	11.8	%(1)	22.0%	14.0	%(1)	27.0%

(1)	annualized
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
Interest Rate Sensitivity

	Days		1 to 5	Over 5	Non-rate
(in millions)	0 — 90	91 — 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$1.0	$0.0	$0.0	$0.0	$19.9	$20.9
Federal funds sold	2.4	0.0	0.0	0.0	0.0	2.4
Investment securities:
Available for sale	2.2	69.8	140.3	103.2	(5.3)	310.2
Held to maturity	0.1	60.1	144.8	50.0	0.0	255.0

Total investment securities	2.3	129.9	285.1	153.2	(5.3)	565.2
Loans:
Fixed rate	13.3	27.0	128.0	43.3	0.0	211.6
Variable rate	338.5	50.7	36.6	0.0	(11.5)	414.3

Total loans	351.8	77.7	164.6	43.3	(11.5)	625.9
Other assets	38.6	0.0	0.0	0.0	106.2	144.8

Total Assets	$396.1	$207.6	$449.7	$196.5	$109.3	$1,359.2

Liabilities & Capital
Deposits:
Non interest bearing deposits	$0.0	$0.0	$0.0	$0.0	$64.0	$64.0
Interest bearing deposits	32.4	97.2	166.6	0.0	0.0	296.2
Certificate of deposits	41.8	114.5	239.0	2.9	0.0	398.2

Total deposits	74.2	211.7	405.6	2.9	64.0	758.4
Borrowings (1)	110.0	97.5	167.5	0.0	49.4	424.4
Other liabilities	0.0	0.0	0.1	0.0	20.4	20.5
Capital	0.0	0.0	0.0	0.0	155.9	155.9

Total liabilities & capital	$184.2	$309.2	$573.2	$2.9	$289.7	$1,359.2

Net interest rate GAP	$211.9	($101.6)	($123.5)	$193.6	($180.4)

Cumulative interest rate GAP	$211.9	$110.3	($13.2)	$180.4

GAP to total assets	16%	(7%)

GAP to total equity	136%	(65%)

Cumulative GAP to total assets	16%	8%

Cumulative GAP to total equity	136%	71%

(1)	The $49.4 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
PART II — OTHER INFORMATION
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
Item 5. Other Information
     None

Item 6. Exhibits
     (a)

3.1	Articles of Incorporation of the Company

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company's current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006)

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on January 23, 2007.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on January 23, 2007.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on January 23, 2007.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on January 23, 2007.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: January 23, 2007	/s/ Jeffrey T. Hanuscin
Jeffrey T. Hanuscin
Chief Financial Officer