Form 10-Q/A
period 2006-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2007-01-26
CIK 922487

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

EXPLANATORY NOTE
As discussed in Note 12 to the notes to consolidated financial statements included herein, Royal Bancshares of Pennsylvania, Inc. (the “Company”) is amending the consolidated statement of cash flows for the nine months ended September 30, 2005, included in the Company’s Form 10-Q for the quarter end September 30, 2006, (the “Form 10-Q”). As further described in a current report on Form 8-K filed on December 22, 2006, the restatement of the consolidated statement of cash flows results principally from a misclassification of certain cash flows relating to cash derived from equity real estate investments received during the period.
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

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands unaudited, except share data)

	Sept. 30, 2006	Dec. 31, 2005
ASSETS
Cash and due from banks	$14,170	$17,095
Federal funds sold	—	13,800

Total cash and cash equivalents	14,170	30,895

Investment securities held to maturity (“HTM”) (fair value of $253,424 at September 30, 2006 and $253,198 at December 31, 2005)	255,437	255,467
Investment securities available for sale (“AFS”) —at fair value	307,682	326,189
FHLB Stock, at cost	13,415	17,073
Loans held for sale	980	803

Loans	607,247	549,636
Less allowance for loan losses	11,772	10,276

Net Loans	595,475	539,360

Premises and equipment, net	7,862	8,373
Real estate owned via equity investments	44,648	58,209
Accrued interest receivable	16,783	14,843
Bank owned life insurance	22,684	22,059
Other assets	22,533	27,748

Total Assets	$1,301,669	$1,301,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing deposits	$59,921	$75,754
Interest bearing (includes certificates of deposit in excess of $100 which was $261,236 at September 30, 2006 and $203,611 at December 31, 2005)	722,787	621,655

Total deposits	782,708	697,409

Accrued interest payable	8,935	6,606
Other liabilities	12,778	11,879
Borrowings	273,625	354,000
Obligations related to equity investments in real estate	32,405	47,356
Subordinated debentures	25,774	25,774

Total liabilities	1,136,225	1,143,024

Minority interests	2,764	2,487

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 10,755,068 at September 30, 2006 and 10,699,592 at December 31, 2005	21,510	21,400
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,008,991 at September 30, 2006 and 1,992,957 at December 31, 2005	201	199
Undistributed Class B shares	—	2
Additional paid in capital	104,934	104,285
Retained earnings	38,695	32,827
Accumulated other comprehensive loss	(395)	(940)

	164,945	157,773
Treasury stock — at cost, shares of Class A, 215,388 at September 30, 2006 and December 31, 2005.	(2,265)	(2,265)

Total stockholders’ equity	162,680	155,508

Total liabilities and stockholders’ equity	$1,301,669	$1,301,019

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three-months ended
	September 30,
(in thousands, except per share data)	2006	2005
Interest income
Loans, including fees	$18,086	$12,023
Investment securities held to maturity	3,016	2,826
Investment securities available for sale	4,309	4,768
Deposits in banks	13	12
Federal funds sold	6	16

TOTAL INTEREST INCOME	25,430	19,645

Interest expense
Deposits	7,357	4,571
Borrowings	5,028	4,180

TOTAL INTEREST EXPENSE	12,385	8,751

NET INTEREST INCOME	13,045	10,894
Provision for loan losses	303	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,742	10,894

Other income
Service charges and fees	388	382
Net gains on sales of investment securities	9	65
Income related to equity investments	2,694	1,694
Gains on sales of other real estate	480	798
Gains on sales of loans	54	129
Other income	311	226

TOTAL OTHER INCOME	3,936	3,294

Other expenses
Salaries and wages	2,504	2,426
Employee benefits	874	597
Occupancy and equipment	414	399
Expenses related to equity investments	533	1,071
Other operating expenses	2,736	3,034

TOTAL OTHER EXPENSE	7,061	7,527

INCOME BEFORE INCOME TAXES	9,617	6,661
Income taxes	3,102	1,758

NET INCOME	$6,515	$4,903

Per share data
Net income — basic	$0.51	$0.38

Net income — diluted	$0.50	$0.38

Cash dividends— Class A shares	$0.2875	$0.275

Cash dividends— Class B shares	$0.330625	$0.31625

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine-months ended
	September 30,
(in thousands, except per share data)	2006	2005

Interest income
Loans, including fees	$47,676	$34,315
Investment securities held to maturity	8,816	7,301
Investment securities available for sale	12,972	14,465
Deposits in banks	36	53
Federal funds sold	31	45

TOTAL INTEREST INCOME	69,531	56,179

Interest expense
Deposits	19,206	12,650
Borrowings	14,887	11,162

TOTAL INTEREST EXPENSE	34,093	23,812

NET INTEREST INCOME	35,438	32,367
Provision for loan losses	1,601	1

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,837	32,366

Other income
Service charges and fees	1,096	963
Net gains on sales of investment securities	253	227
Income related to equity investments	5,336	6,089
Gains on sales of other real estate	2,054	1,491
Gains on sales of loans	271	357
Other income	824	660

TOTAL OTHER INCOME	9,834	9,787

Other expenses
Salaries and wages	7,490	7,131
Employee benefits	2,506	2,723
Occupancy and equipment	1,218	1,216
Expenses related to equity investments	1,243	2,859
Other operating expenses	7,200	7,526

TOTAL OTHER EXPENSE	19,657	21,455

INCOME BEFORE INCOME TAXES	24,014	20,698
Income taxes	7,567	4,232

NET INCOME	$16,447	$16,466

Per share data
Net income — basic	$1.28	$1.29

Net income — diluted	$1.27	$1.28

Cash dividends— Class A shares	$0.8375	$0.775

Cash dividends— Class B shares	$0.963125	$0.89125

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

The accompanying notes are an integral part of the financial statement

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30,
(in thousands)

		(As restated,
		Note 12)
	2006	2005
Cash flows from operating activities
Net income	$16,447	$16,466
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,142	913
Stock compensation expense	545	—
Provision for loan losses	1,601	1
Net accretion of discounts and premiums on loans, mortgage-backed securities and investments	(1,746)	(884)
Provision for deferred income taxes	(678)	(776)
Gains on sales of other real estate	(2,054)	(1,491)
Gains on sales of loans	(271)	(357)
Net gains on sales of investment securities	(253)	(227)
Net gains and distributions from equity investments	(2,884)	(1,842)
Income from bank owned life insurance	(625)	(634)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,940)	(1,816)
Increase (decrease) in other assets	6,634	2,723
Increase in accrued interest payable	2,329	979
Increase in other liabilities	631	3,858

Net cash provided by operating activities	18,878	18,181

Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	—	43,650
Proceeds from calls/maturities of AFS investment securities	33,257	26,761
Proceeds from sales of AFS investment securities	4,230	15,893
Purchase of AFS investment securities	(18,375)	(25,137)
Purchase of HTM investment securities	—	(90,025)
Redemption (Purchase) of FHLB Stock	3,658	(5,383)
Net increase in loans	(54,341)	(68,980)
(Purchase) of premises and equipment	(406)	(654)
Distributions from equity investments “ VIE”	153	—
Cash acquired disbursed to partners — investment in VIE’s	—	(2,824)
Sales of premises and equipment relating to VIE	16,067	7,224

Net cash used in investing activities	(15,757)	(99,474)

		(As restated,
		Note 12)
	2006	2005
Cash flows from financing activities:
Net decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(16,107)	(133,333)
Net increase in certificates of deposit	101,406	87,170
Mortgage payments	—	(52)
Net (decrease)increase in FHLB borrowings	(80,375)	122,000
Mortgage debt incurred by VIE	—	19,015
Repayment of mortgage debt — VIE’s	(14,951)	(14,851)
Cash dividends	(10,559)	(9,408)
Cash in lieu of fractional shares	(11)	(12)
Issuance of common stock under stock option plans	751	189

Net cash provided by financing activities	(19,846)	70,718
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,725)	(10,575)
Cash and cash equivalents at beginning of period	30,895	27,109

Cash and cash equivalents at end of period	$14,170	$16,534

Supplemental Disclosure

Taxes paid	$4,900	$3,000

Interest paid	$31,764	$22,833

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

	Three Months Ended September 30, 2006
	Using Previous	SFAS 123(R)	As
(dollars in thousands, except for per share data)	Accounting	Adjustment	Reported
Income before income taxes	$9,805	($188)	$9,617
Income taxes	$3,168	($66)	$3,102

Net Income	$6,637	($122)	$6,515

Basic earnings per share	$0.52	($0.01)	$0.51

Diluted earnings per share	$0.51	($0.01)	$0.50

	Three Months Ended September 30, 2005
	As	SFAS 123(R)
(dollars in thousands, except for per share data)	Reported	Adjustment	Proforma
Income before income taxes	$6,661	($171)	$6,490
Income taxes	$1,758	($60)	$1,698

Net Income	$4,903	($111)	$4,792

Basic earnings per share	$0.38	($0.01)	$0.37

Diluted earnings per share	$0.38	($0.01)	$0.37

	Nine Months Ended September 30, 2006
	Using Previous	SFAS 123(R)	As
(dollars in thousands, except for per share data)	Accounting	Adjustment	Reported
Income before income taxes	$24,559	($545)	$24,014
Income taxes	$7,758	($191)	$7,567

Net Income	$16,801	($354)	$16,447

Basic earnings per share	$1.31	($0.03)	$1.28

Diluted earnings per share	$1.30	($0.03)	$1.27

	Nine Months Ended September 30, 2005
	As	SFAS 123(R)
(dollars in thousands, except for per share data)	Reported	Adjustment	Proforma
Income before income taxes	$20,698	($512)	$20,186
Income taxes	$4,232	($179)	$4,053

Net Income	$16,466	($333)	$16,133

Basic earnings per share	$1.29	($0.03)	$1.26

Diluted earnings per share	$1.28	($0.03)	$1.25

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
As of September 30, 2006, there was approximately $2,281,000 of total unrecognized compensation cost related to nonvested options under the plans.
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
The Company currently utilizes interest rate swap agreements in the funding of loans and investments to convert their future interest payments to mirror the characteristics of a corresponding liability. The notional amount ($60.6 million) on which interest payments are based is not exchanged. During the quarter ended September 30, 2005, the Company recorded an expense in the amount of $676 thousand in other operating expenses which reflects the fair value of the interest rate swaps resulting from the Company not meeting the upfront documentation and the effectiveness assessment requirements of SFAS No. 133. As of October 1, 2005, December 31, 2005, and September 30, 2006, the Company has completed documentation determining the effectiveness of each hedge using the Volatility Reduction Measure (“VRM”). It was determined that these swaps are effective and are treated as fair value hedges.
At September 30, 2006 and December 31, 2005, the information pertaining to outstanding interest rate swap agreement used to hedge fixed rate loans and investments is as follows:

	Sept. 30,	Dec. 31,
(in thousands)	2006	2005
Notional Amount	$60,617	$60,000
Weighted average pay rate	5.51%	4.40%
Weighted average receive rate	4.35%	3.87%
Weighted average maturity (years)	4.7	4.5
Fair value relating to interest rate swaps	($1,002)	($1,281)
9.	Variable Interest Entities (“VIE”)
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

12. Restatement
In connection with the preparation of the Company’s Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-Q/A, management reconsidered the classification of certain cash flows principally relating to income derived from equity real estate investments received during the 2005 period along with the treatment of the deconsolidation of these investments. In addition the Company amended the treatment of OREO transfers from loans and the treatment of accretion and amortization of loans and investments.

	September 30, 2005
	As	As
	Reported	Restated
	In 2005	for 2005
(amounts in thousands)	10-Q	10-Q
Cash Flows from Operating Activities:
Depreciation	2,322	913
Amortization of premiums and discounts on loans, mortgage-backed securities and investments	1,082	(884)

(Benefit) provision for deferred income taxes	(1,021)	(776)
Gain from refinance of assets — VIE’s	—	(1,842)
Decrease (increase) in accrued interest receivable	887	(1,816)
(Increase) decrease in other assets	(2,542)	2,723
Increase in other liabilities	2,054	3,858
Net cash provided by operating activities	18,153	18,181

Cash flows from investing activities
Proceeds from calls and maturities of investments available for sale	23,137	26,761
Proceeds from sales of investment securities available for sale	15,600	15,893
Net (increased) loans	(60,734)	(68,980)
Cash disbursed to partners — VIE’s	—	(2,824)
Deconsolidation of premises and equipment relating to VIE	12,976	—
Purchase of premises and equipment through —VIE’s	4,838	7,224
Net cash used in investing activities	(81,731)	(99,474)

Cash flows from financing activities
Mortgage debt incurred by — VIE’s	—	19,015
Repayment of mortgage debt — VIE’s	(13,528)	(14,851)
Issuance of common stock under stock option plan	166	189
Net cash provided by financing activities	53,003	70,718
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
14.	Recent accounting pronouncements
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
          The following table reconciles our GAAP earnings to core or operating earnings for the periods presented:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30th		September 30th
(amounts in thousands, except for per share data)	2006	2005	2006	2005

GAAP Net Income	$6,515	$4,903	$16,447	$16,466

Changes
Loan exit fee	(643)	(275)	(643)	(1,568)
Prepayment fee	(1,500)	—	(1,500)	—
Gains from variable interest entities	—	—	—	(1,792)
Pension plan expense	—	—	—	930
Gains on other real estate owned	(480)	(798)	(2,054)	(1,491)

Total Changes	(2,623)	(1,073)	(4,197)	(3,921)

Tax effect	918	376	1,469	1,372

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30th		September 30th
(amounts in thousands, except for per share data)	2006	2005	2006	2005

Reduction in tax expense	—	—	—	(1,700)

Net impact of changes	(1,705)	(697)	(2,728)	(4,249)

Net income from core operations	$4,810	$4,206	$13,719	$12,217

Basic earnings per share	$0.51	$0.38	$1.28	$1.29
Adjusted basic earnings per share	$0.38	$0.33	$1.07	$0.95
(The remainder of this page was intentionally left blank)

Interest Income
     For the third quarter of 2006, interest income was $25.4 million compared to $19.6 million for the same quarter in 2005, an increase of $5.8 million. This represents an increase of 30%. This increase is primarily due to growth in the average loan balances along with higher interest earned on our variable rate portfolio during the third quarter of 2006, as compared to the same period in 2005. In addition there was a $1.5 million prepayment fee and $643 thousand in exit fees resulting from two mezzanine loans collected during the third quarter of 2006. The amount of the increase attributable to loan growth was $4.8 million and the amount attributable to interest rates on loans was $1.2 million. These increases were partially offset by a $268 thousand decline in interest income from investment securities of which a reduction of $505 thousand was attributable to volume and an increase of $237 thousand was attributable interest rates. For the nine month period ended September 30, 2006, interest income increased $13.3 million to $69.5 million compared to $56.2 for the same period in 2005. This increase is primarily due to growth in the average loan balance along with higher interest earned on the variable rate portfolio. In addition there was a $1.5 million prepayment fee and $643 thousand in exit fees resulting from two mezzanine loans collected during the period. The amount of the increase attributable to loan growth was $8.9 million and the amount attributable to interest rates on loans was $4.5 million. In addition, interest income from investment securities increased by $22 thousand of which a reduction of $761 thousand was attributed to volume and an increase of $783 thousand was attributable interest rates. Net loans increased 10% or $56.1 million from December 31, 2005 to $595.5 million at September 30, 2006. This increase is primarily due to an increased demand for commercial and construction loan products that are being offered at competitive rates coupled with an increase in volume from Royal Asian Bank and the Equity/Mezzanine division.
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
(The remainder of this page was intentionally left blank)

Net Interest Margin
     The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

	For the three months ended			For the three months ended
	September 30, 2006			September 30, 2005
	Average			Average
(amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
Cash equivalents	$1,201	$18	5.95%	$2,948	$28	3.77%
Investments securities	580,343	7,325	5.01%	611,562	7,594	4.93%
Loans	623,985	18,087	11.50%	514,177	12,023	9.28%

Earning assets	1,205,529	25,430	8.37%	1,128,687	19,645	6.91%

Non earning assets	116,501			138,633

Total assets	$1,322,030			$1,267,320

Deposits	$772,129	7,357	3.78%	$707,053	4,571	2.56%
Borrowings	371,087	5,028	5.38%	393,027	4,180	4.22%

Total interest bearing liabilities	1,143,216	12,385	4.30%	1,100,080	8,751	3.16%

Non-interest bearing liabilities and equity	178,814			167,240

Total liabilities and equity	$1,322,030			$1,267,320

Net interest margin		$13,045	3.91%		$10,894	3.41%

Note: Interest earned on loans for the three-month period ended September 30, 2006, includes a $1.5 million prepayment and $643 thousand in loan exit fees. Interest earned on loans for the same period in 2005 includes $275 thousand in loan exit fees.

	For the nine months ended			For the nine months ended
	September 30, 2006			September 30, 2005
	Average			Average
(amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
Cash equivalents	$1,750	$67	5.12%	$4,395	$98	2.98%
Investments securities	581,887	21,788	5.01%	596,183	21,766	4.88%
Loans	604,235	47,676	10.55%	500,212	34,315	9.17%

Earning assets	1,187,872	69,531	7.83%	1,100,790	56,179	6.82%

Non earning assets	128,141			148,529

Total assets	$1,316,013			$1,249,319

Deposits	$740,766	19,206	3.47%	700,536	12,650	2.41%
Borrowings	395,522	14,887	5.03%	379,346	11,162	3.93%

Total interest bearing liabilities	1,136,288	34,093	4.01%	1,079,882	23,812	2.95%

Non-interest bearing liabilities and equity	179,725			169,437

Total liabilities and equity	$1,316,013			$1,249,319

Net interest margin		$35,438	3.60%		$32,367	3.46%

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

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2006 vs. 2005			2006 vs. 2005
	Increase (decrease)			Increase (decrease)
	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME
Interest-bearing deposits	($7)	$9	$2	($48)	$37	($11)
Federal funds sold	(17)	7	(10)	(53)	39	(14)
Investments securities
Held to maturity	(36)	227	191	841	674	1,515
Available for sale	(469)	10	(459)	(1,602)	109	(1,493)

Total Investments securities	(505)	237	(268)	(761)	783	22

Loans
Commercial demand loans	2,785	1,105	3,890	7,481	3,270	10,751
Mortgages	(86)	64	(22)	(446)	1,096	650
Residential and home equity	(175)	80	(95)	(509)	180	(329)
Leases receivables	288	—	288	610	—	610
Tax certificates	(50)	(25)	(75)	(60)	(133)	(193)

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2006 vs. 2005			2006 vs. 2005
	Increase (decrease)			Increase (decrease)
	Volume	Rate	Total	Volume	Rate	Total
Other loans	(9)	15	6	(73)	54	(19)
Loan fees	2,071	—	2,071	1,892	—	1,892

Total loans	4,824	1,239	6,063	8,895	4,467	13,362

Total increase in interest income	4,295	1,492	5,787	8,033	5,326	13,359

INTEREST EXPENSE
Deposits
NOW and money market	(194)	841	647	(1,346)	2,090	744
Savings	(4)	(2)	(6)	(13)	(10)	(23)
Time deposits	1,336	810	2,146	4,348	1,489	5,837

Total deposits	1,138	1,649	2,787	2,989	3,569	6,558
Trust preferred	—	63	63	—	190	190
Borrowings	(189)	590	401	686	1,784	2,470

Total increase in interest expense	949	2,302	3,251	3,675	5,543	9,218

Total increase (decrease) in net interest income	$3,346	($810)	$2,536	$4,358	($217)	$4,141

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
(The remainder of this page was intentionally left blank)

An analysis of the Allowance for Loan losses by loan type is set forth below:

	September 30, 2006		December 31, 2005
		Percent of loans		Percent of loans
	Amount	in each category to	Amount	in each category to
	(in thousands)	total loans	(in thousands)	total loans
Domestic
Commercial and industrial	$492	6.00%	$494	5.45%
Construction and land development	$3,948	31.41%	$3,004	31.50%
Mezzanine loans	$1,378	2.94%	$1,133	2,44%
Single family residential	$1,166	6.40%	$925	7.60%
Other real estate secured	$4,471	45.95%	$4,669	45.39%
Tax certificates	$—	5.08%	$—	6.44%
Leases	$304	1.95%	$75	.48%
Other	$12	0.21%	$41	.70%
Foreign	—	00%	—	00%
Unallocated	$1	N/A	($65)	N/A

	$11,772	100.00%	$10,276	100.00%

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
(The remainder of this page was intentionally left blank)

     The table below provides a comparison of The Company and Royal Bank’s risk-based capital ratios and leverage ratios for September 30, 2006 and the year ended December 31, 2005:

	Royal Bancshares			Royal Bank
	Sept. 30,		Dec 31,	Sept. 30,		Dec 31,
	2006		2005	2006		2005
Capital Levels

Tier 1 leverage ratio	14.4%		14.2%	11.0%		10.4%
Tier 1 risk-based ratio	19.0%		18.8%	15.0%		13.8%
Total risk-based ratio	20.2%		19.8%	16.2%		14.9%

Capital Performance
Return on average assets	2.0	%(1)	2.5%	1.7	%(1)	2.6%

Return on average equity	16.2	%(1)	22.0%	14.0	%(1)	27.0%

(1)	annualized
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
Item 6. Exhibits
     (a)

3.1	Articles of Incorporation of the Company

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006)

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on January 23, 2007.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on January 23, 2007.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on January 23, 2007

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey T. Hanuscin, Chief Financial Officer of Royal Bancshares of Pennsylvania on January 23, 2007

99.1	Royal Bancshares of Pennsylvania, Inc. announced net income for three months ended September 30, 2006 and declaration of cash dividend on October 19, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: January 23, 2007	/s/ Jeffrey T. Hanuscin
Jeffrey T. Hanuscin
Chief Financial Officer