Form 10-K
period 2006-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2007-03-16
CIK 922487

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-26366
ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2812193

(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

732 Montgomery Avenue, Narberth, Pennsylvania	19072

(Address of principal executive offices)	(Zip Code)
(610) 668-4700
(Issuer’s telephone number, including area code)

(Former name, former address and former year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	Title of Each Class

Name of Each Exchange on Which Registered	The NASDAQ Stock Market, LLC.
Class A Common Stock ($2.00 par value)

Securities registered pursuant to Section 12(g) of the Act:	Title of Each Class

Name of Each Exchange on Which Registered	The NASDAQ Stock Market, LLC
Class B Common Stock ($0.10 par value)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or non-accelerated filler (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of Registrant’s Common Stock held by non-affiliates is $112223,576, based on the June 30, 2006 closing price of the Registrant’s Common Stock of $24.28 per share (restated for stock dividend).
As of February 28, 2007, the Registrant had 11,288,536 and 2,108,752 shares outstanding of Class A and Class B common stock, respectively.
Documents Incorporated by Reference
Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on May 16, 2007—Part III.

PART I
ITEM 1. BUSINESS
Royal Bancshares
     Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares”), is a Pennsylvania business corporation and a two bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). Royal Bancshares is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. On July 17, 2006 Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank The principal activities of Royal Bancshares is supervising Royal Bank and Royal Asian, collectively known as the Banks, which engages in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey and Delaware. Royal Bancshares also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. During 2005, Royal Bancshares received permission to offer mezzanine loans by the Federal Reserve Board. At December 31, 2006, Royal Bancshares had consolidated total assets of approximately $1.4 billion, total deposits of approximately $859 million and shareholders’ equity of approximately $163 million. Royal Bancshares two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated under FASB Interpretation No. 46(R).
     From time to time, Royal Bancshares may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes”, “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, Royal Bancshares notes that a variety of factors could cause Royal Bancshares’ actual results and experience to differ materially from the anticipated results or other expectations expressed in Royal Bancshares forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of Royal Bancshares’ business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations: business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

     Royal Bancshares has three reportable operating segments, Community Banking, Tax Liens, and Equity Investments. The Equity investments are consolidated under FIN46(R) as described in Note B of the Notes to Consolidated Financial Statements included in this Report. The segment reporting information in Note B is incorporated by reference into this Item 1.
Royal Bank America
     Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by The Tabas Family in 1980. The Deposits of Royal Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).
     During the third quarter of 2006, Royal Bank formed a subsidiary, RBA ABL Group, LP, to originate asset based loans. The Bank owns 60% of the subsidiary.
     During the fourth quarter of 2006, Royal Bank formed a subsidiary, Royal Tax Lien Services, LLC, to purchase and service delinquent tax liens. The Bank owns 60% of the subsidiary.
     During the fourth quarter of 2006, Royal Bank formed a subsidiary, RBA Capital, LP, to originate structured debt. The Bank owns 60% of the subsidiary.
     Royal Bank derives its income principally from interest charged on loans, interest earned on investment securities, and fees received in connection with the origination of loans and other services. Royal Bank’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, investment maturities, loan sales and the repayment of outstanding loans provide the majority funds for activities.
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
     Service Area. Royal Bank’s primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, Southern and Northern New Jersey and the State of Delaware. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from seventeen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers the states of Pennsylvania, New Jersey, New York, Florida, Washington DC, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Bank will do business with clients located outside of its service area. Royal Bank has loans in twenty-nine states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s legal headquarters are located at 732 Montgomery Avenue, Narberth, PA.
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
     Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, which give a broader range of products with which Royal Bank must compete. Although the long-range effects of this development cannot be predicted, it will likely further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies. Royal Bancshares has not elected financial holding company status.

     Employees. Royal Bank employed approximately 162 persons on a full-time equivalent basis as of December 31, 2006.
     Deposits. At December 31, 2006, total deposits of Royal Bank were distributed among demand deposits (7%), money market deposit accounts, savings and Super Now (34%) and time deposits (59%). At year-end 2006, deposits increased $126 million to $823 million, from year-end 2005, or 15%, primarily due to competitive rates offered and special promotions with our certificates of deposit throughout 2006. Included in Royal Banks’ deposits are approximately $15 million of intercompany deposits that are eliminated out through consolidation.
     Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
     Lending. At December 31, 2006, Royal Bank had a total loan portfolio of $543 million, representing 44% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At year-end 2006, loans increased $5.3 million from year end 2005.
Royal Asian Bank
     Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. Royal Asian is an insured bank by the Federal Deposit Insurance Corporation (the “FDIC”).
     Royal Asian derives its income principally from interest charged on loans and fees received in connection with the other services. Royal Asian’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, and the repayment of outstanding loans provide the majority funds for activities.
     Service Area. Royal Asian’s primary service area includes Philadelphia County and Northern New Jersey. During the fourth quarter of 2006, Royal Asian agreed to purchase a branch in New York from Wilshire State Bank. This transaction is waiting for regulatory approval. The service area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Asian serves this area from five branches located throughout Philadelphia and Northern New Jersey. Royal Asian also considers the states of Pennsylvania, New Jersey, New York, Washington DC, California, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Asian will do business with clients located outside of its service area.
     Royal Asian conducts business operations as a commercial bank offering checking accounts, savings and time deposits, and loans, including residential mortgages, home equity and SBA loans. Royal Asian also offers collections, internet banking, safe deposit boxes and bill payment along with other customary bank services (excluding trust) to its customers. Drive-up, ATM, and night depository facilities are available. Certain international services are offered via a SWIFT machine which provides international access to transfer information through a secured web based system. This system is for informational purposes only and no funds are transferred through SWIFT. Services may be added or deleted from time to time. The services offered and the business of Royal Asian is not subject to significant seasonal fluctuations. Royal Asian through its affiliation with Royal Bank is a member of the Federal Reserve Fedline Wire Transfer System.
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
     Employees. Royal Asian employed approximately 26 persons on a full-time equivalent basis as of December 31, 2006.
     Deposits. At December 31, 2006, total deposits of Royal Asian were distributed among demand deposits (14%), money market deposit accounts, savings and Super Now (35%) and time deposits (51%). At year-end 2006 total deposits were $51 million.

     Lending. At December 31, 2006, Royal Asian had a total loan portfolio of $59 million, representing 89% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, construction, and installment loans.
     Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Asian intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Asian’s size, objective of profit maintenance and stable capital structure.
Non-Bank Subsidiaries
     On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary. Its legal headquarters is at 103 Springer Building, 3411 Silverside Road, Wilmington, DE. RID buys, holds and sells investment securities. At December 31, 2006, total assets of RID were $38 million, of which $2 million was held in cash and cash equivalents and $36 million was held in investment securities.
     Royal Bancshares, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Its legal headquarters is at 732 Montgomery Avenue, Narberth, PA. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2006, total assets of CSC were $44 million. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC.
     On June 23, 2003, Royal Bancshares, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. Its legal headquarters is at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation. At December 31, 2006, total assets of RIA prior to consolidation under FIN 46(R) were $14 million.
     On October 27, 2004, Royal Bancshares formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities.
     On July 25, 2005, Royal Bancshares through its wholly owned subsidiary Royal Bank formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Its legal headquarters is 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. At December 31, 2006, total assets of Royal Leasing were $13 million.
     On September 1, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed RBA ABL Group, LP (“ABL”). Royal Bank holds a 60% ownership interest in ABL. Its legal headquarters is 732 Montgomery Avenue, Narberth, Pennsylvania 19072. ABL was formed to originate asset based loans. At December 31, 2006, total assets of ABL were $683 thousand.
     On October 1, 2006, Royal Bancshares through its wholly owned subsidiary Royal Bank formed RBA Capital, LP (“RBA Capital”). Royal Bank holds a 60% ownership interest in RBA Capital. Its legal headquarters is 150 North Radnor Chester Road, Radnor Pennsylvania 19087. RBA Capital was formed to originate structured debt. At December 31, 2006, total assets of RBA Capital were $1.4 million.
     On November 17, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Its legal headquarters is 732 Montgomery Avenue, Narberth, Pennsylvania 19072. RTL was formed to purchase and service delinquent tax certificates. At December 31, 2006, total assets of RTL were $4 million.

Website Access to Company Reports
     We post publicly available reports required to be filed with the SEC on our website, www.royalbankamerica.com, as soon as reasonably practicable after filing such reports with the SEC. The required reports are available free of charge through our website.
Products and Services with Reputation Risk
     Royal Bancshares offers a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by Royal Bancshares or any of its subsidiaries, whether legally justified or not, negative publicity with respect to any such product or service could have a negative impact on Royal Bancshares’s reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on Royal Bancshares’ reputation.
Future Acquisitions
     Royal Bancshares’ acquisition strategy consists of identifying financial institutions, insurance agencies and other financial companies with business philosophies that are similar to our business philosophies, which operate in strong markets that are geographically compatible with our operations, and which can be acquired at an acceptable cost. In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. Royal Bancshares currently has no formal commitments with respect to future acquisitions although discussions with acquisition candidates take place occasionally.
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
Environmental Compliance
     Royal Bancshares and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2006, and not expected to have a material effect on such expenditures, earnings or competitive position in 2007.
Supervision and Regulation
     Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities.
     The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulation on Royal Bancshares and its subsidiaries.
     To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. Royal Bancshares cannot determine the likelihood or timing of any such proposals or legislations or the impact they may have on Royal Bancshares and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on Royal Bancshares’ business.
     Holding Company. Royal Bancshares, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and of state securities commissions for matters relating to the offering and sale of its securities. Accordingly, if Royal Bancshares wishes to issue additional shares of its Common Stock, in order, for example, to raise capital or to grant stock options, Royal Bancshares will have to comply with the registration requirements of the Securities Act of 1933 as amended, or find an applicable exemption from registration.

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
     As a bank holding company, Royal Bancshares is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Holding Company Act. The Federal Reserve Board may also make examinations of the holding company and any or all of subsidiaries. Further, under the Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services. The so called “anti-tying” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or service from the Banks, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the Banks, its bank holding company or any subsidiary of its bank holding company.
     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to the bank holding company or any of the holding company’s subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.
     Under the Pennsylvania Banking Code of 1965, as amended, the (“Code”), Royal Bancshares is permitted to control an unlimited number of banks. However, Royal Bancshares would be required under the Holding Company Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than Royal Bank or Royal Asian, if, after such acquisition, the registrant would own or control more than 5% of the voting shares of such bank. The Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Act of 1994, which authorizes bank holding companies, subject to certain limitations and restrictions, to acquire banks located in any state.
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
     Royal Bank and Royal Asian The deposits of the Banks are insured by the FDIC. The Banks are subject to supervision, regulation and examination by the Pennsylvania Department of Banking and by the FDIC. In addition, the Banks are subject to a variety of local, state and federal laws that affect its operation.

     The Pennsylvania Department of Banking and the FDIC routinely examine Pennsylvania state-chartered, non-member banks such as the Banks in areas such as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather that Royal Bancshares’ shareholders.
     Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of banks with respect to mergers and consolidations, and the establishment of branches. Pennsylvania law permits statewide branching.
     Under the Federal Deposit Insurance Act (“FDIC Act”), the FDIC possesses the power to prohibit institutions regulated by it (such as Royal Bank and Royal Asian) from engaging in any activity that would be an unsafe and unsound banking practice or in violation of applicable law. Moreover, the FDIC Act: (i) empowers the FDIC to issue cease-and-desist or civil money penalty orders against the Banks or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorizes the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) restricts lending by the Banks to its executive officers, directors, principal shareholders or related interests thereof; and (iv) restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the FDIC Act provides that no person may acquire control of the Banks unless the FDIC has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.
     Under the Community Reinvestment Act (“CRA”), the FDIC uses a five-point rating scale to assign a numerical score for a bank’s performance in each of three areas: lending, service and investment. Under the CRA, the FDIC is required to: (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of another bank. The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank’s record of meeting the credit needs of its entire community, including low-and moderate-income neighborhoods. This evaluation will include a descriptive rate (“outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”) and a statement describing the basis for the rating. After its most recent examination of Royal Bank under CRA, the FDIC gave Royal Bank a CRA rating of satisfactory.
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
     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Banks. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of either Royal Bank or Royal Asian. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.
     Under Bank Secrecy Act (“BSA”), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions in any one day of which the Bank are aware that exceed $10,000 in the aggregate. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.
Federal Deposit Insurance Corporation Improvement Act of 1991
     General. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDIC Improvement Act”) includes several provisions that have a direct impact on Royal Bank and Royal Asian. The most significant of these provisions are discussed below.

     The FDIC is required to conduct periodic full-scope, on-site examinations of Royal Bank and Royal Asian. In order to minimize losses to the deposit insurance funds, the FDIC Improvement Act establishes a format to monitor FDIC-insured institutions and to enable “prompt corrective action” by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDIC Improvement Act establishes five “capital” categories. They are: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The overall goal of these capital measures is to impose scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized.
     Under current regulations, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level. Royal Bank and Royal Asian are presently categorized as a “well-capitalized” institution.
     An “adequately capitalized” institution is one that meets the required minimum capital levels, but does not meet the definition of a “well-capitalized” institution. The existing capital rules generally require banks to maintain a Tier 1 Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement is measured in the form of Tier 1 capital, this also will mean that a bank would need to maintain at least 4% Tier 1 risk-based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed “adequately capitalized.”
     An “undercapitalized” institution is one that fails to meet one or more of the required minimum capital levels for an “adequately capitalized” institution. Under the FDIC Improvement Act, an “undercapitalized” institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other restrictions may be imposed.
     A “critically undercapitalized” institution is one that has a tangible equity (Tier 1 capital) ratio of 2% or less. In addition to the same restrictions and prohibitions that apply to “undercapitalized” and “significantly undercapitalized” institutions, any institution that becomes “critically undercapitalized” is prohibited from taking the following actions without the prior written approval of its primary federal supervisory agency: engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions; amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution’s market area. In addition, a “critically undercapitalized” institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.
     Real Estate Lending Guidelines. Pursuant to the FDIC Improvement Act, the FDIC has issued real estate lending guidelines that establish loan-to-value (“LTV”) ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If a bank does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. In addition to establishing the LTV ratios, the FDIC’s real estate guidelines require all real estate loans to be based upon proper loan documentation and a recent independent appraisal of the property.
     The FDIC’s guidelines establish the following limits for LTV ratios:

Loan Category	LTV Limit
Raw Land	65%
Land Development
Construction:
Commercial, Multifamily (includes condos and co-ops), and other
Nonresidential	80%
Improved Property	85%
Owner occupied 1-4 Family and Home Equity (without credit enhancements)	90%
     The guidelines provide exceptions to the LTV ratios for government-backed loans; loans facilitating the sale of real estate acquired by the lending institution in the normal course of business; loans where the Bank’s decision to lend is not based on the offer of real estate as collateral and such collateral is taken only out of an abundance of caution; and loans renewed, refinanced, or restructured by the original lender to the same borrower, without the advancement of new money. The regulation also allows institutions to make a limited amount of real estate loans that do not conform to the proposed

LTV ratios. Under this exception, each Banks would be allowed to make real estate loans that do not conform to the LTV ratio limits, up to an amount not to exceed 100% of their total capital.
     Truth in Savings Act. The FDIC Improvement Act also contains the Truth in Savings Act. The purpose of this Act is to require the clear and uniform disclosure of the rates of interest that are payable on deposit accounts by the Banks and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. This Act requires the Banks to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned, (2) the amount of interest earned, (3) the amount of any fees and charges imposed and (4) the number of days in the reporting period. This Act allows for civil lawsuits to be initiated by customers if the Banks violates any provision or regulation under this Act.
Gramm-Leach-Bliley Act of 1999. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two anti-affiliation provisions of the Glass-Steagall Act:
•	Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and

•	Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.
     In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state insurance law. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. It revises and expands the framework of the Holding Company Act to permit a holding company to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
     In general, the Financial Services Modernization Act:
•	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

•	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the CRA; and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
     In order for Royal Bancshares to take advantage of the ability to affiliate with other financial service providers, Royal Bancshares must become a “Financial Holding Company.” To become a Financial Holding Company, a company must file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve Board must determine that each insured depository institution subsidiary of Royal Bancshares has at least a “satisfactory” CRA rating. Royal Bancshares currently meets the requirements to make an election to become a Financial Holding Company. Royal Bancshares’

management has not determined at this time whether it will seek an election to become a Financial Holding Company. Royal Bancshares continues to examine its strategic business plan to determine whether, based, among other factors, on market conditions, the relative financial conditions of Royal Bancshares and its subsidiaries, regulatory capital requirements and general economic conditions, Royal Bancshares desires to utilize any of the expanded powers provided in the Financial Service Modernization Act.
     The Financial Services Modernization Act also includes a new section of the FDIC Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Pennsylvania permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Banks will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, either bank must be well-capitalized, and either bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.
     Although the long-range effect of the Financial Services Modernization Act cannot be predicted, Royal Bancshares and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Royal Bancshares and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Royal Bancshares and the Banks.
     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted (“SOX”). The stated goals of the SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
     SOX, is the most far-reaching U.S. securities legislation enacted in some time. SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating too many of SOX’s new requirements, the final scope of the requirements remains to be determined.
     The SOX addresses, among other matters:
-	New requirements for audit committees of reporting companies, including independence, expertise, and responsibilities;

-	Certification of financial statements by the chief executive officer and chief financial officer;

-	The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

-	Increased disclosure and reporting obligations for the reporting company and their directors and executive officers with other banks regulatory requirements;

-	Disclosure of off-balance sheet transactions;

-	A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

-	Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

-	“Real time” filing of periodic reports;

-	The formation of an independent public accounting oversight board;

-	New standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; and

-	Various increased civil and criminal penalties for fraud and other violations of securities laws.
     Section 404 of SOX requires Royal Bancshares to include in its Annual Report on Form 10-K for fiscal years ending after November 15, 2004, a report by its management and an attestation report by its independent registered public accounting firm on the adequacy of Royal Bancshares’ internal control over financial reporting. Management’s internal control report must, among other things, set forth management’s assessment of the effectiveness of Royal Bancshares’ internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. See Item 9A of this Report.
Regulation W. Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Sections 23A and 23B of Federal Reserve Act. The FDIC Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. Royal Bancshares is considered to be an affiliate of Royal Bank and Royal Asian. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:
-	To an amount equal to 10% of either Bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

-	To an amount equal to 20% of either Bank’s capital and surplus, in the case of covered transactions with all affiliates.
     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:
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
     Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of either Banks capital and surplus.
FDIC Insurance Assessments
     For many years, the FDIC has had a risk-related premium schedule for all insured depository institutions that resulted in the assessment of deposit insurance premiums based on capital and supervisory measures. For the past several years, the Banks, along with a majority of the banks in the country, were in the category of institutions that paid no deposit insurance premiums. As a result of the Federal Deposit Insurance Reform Act passed in 2006, all banks will be assessed deposit premiums beginning January, 2007.
     Under the new risk-related premium schedule established by the Reform Act, the FDIC assigns each depository institution to one of several supervisory groups based on both capital adequacy and the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. As of December 31, 2006, the Banks were assigned to the lowest risk group for purposes of calculating insurance assessments.
     The present 2007 Deposit Insurance Fund assessment rates range from $0.05 to $0.07 for those institutions with the least risk, up to $0.43 for every $100 of insured deposits for institutions deemed to have the highest risk. The FDIC will adjust the rates periodically to maintain the Deposit Fund reserve ratio at between 1.15% to 1.50%. Even though the Banks, together with the majority of all other US banks, are being assessed premiums of 5 to 7 basis points, Royal Bank America, together with most banks in existence prior to 1996, has been assigned a “credit” for past FDIC premiums paid. Royal Bank’s credit is expected to be greater than all deposit premiums that would be due for 2007. Royal Asian will not be assigned a credit because it was formed after 1996.
     In addition to deposit insurance, the Banks are also subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Banks (and all other banks) for the first quarter of 2007 is an annual rate of $.0122 for each $100 of deposits. The Financing Corporation bonds are expected to be paid off in 2017.
     The Deposit Insurance Reform Act resulted in a number of changes. It merged the former BIF and SAIF into a single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all other accounts (presently limited to $100,000 per account) by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. The required reserve ratio will depend upon the growth of insured deposits at all banks in the U.S., the number and size of any bank failures, if any, and the FDIC’s assessment of the risk in the banking industry at any given time. Based upon these variables, as well as the specific condition of the Banks in the future, the assessment assigned to the Banks could increase or decrease in the future.
Other Legislation
     In addition to the Federal Deposit Insurance Reform Act described above, the Financial Services Regulatory Relief Act of 2006 was also enacted. This legislation is a wide ranging law that affects many previously enacted financial regulatory laws. The overall intent of the law is to simplify regulatory procedures and requirements applicable to all banks, and to conform conflicting provisions. The Relief Act conforms a number of separate statutes to provide equal definitions and treatment for national banks, state banks, and for federal savings banks in a number of respects. The law streamlines certain reporting requirements, and provides for bank examinations on an 18 month schedule for smaller banks that qualify. The law also authorizes the Federal Reserve to pay interest to banks for the required deposit reserves maintained by banks at the Federal Reserve, but such interest would not begin to be paid until 2012. While this law has many facets that should benefit the Banks overall, the individual provisions of this law are not considered currently material to the Banks when considered alone.
     Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. Royal Bancshares cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business or the business of the Banks in the future.
Monetary Policy
     The earnings of Royal Bank and Royal Asian are affected by the policies of regulatory authorities including the Federal Reserve Board. An important function of the Federal Reserve System is to influence the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities, changes in reserve requirements against member bank deposits and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans and investments and deposits. Their use may also affect rates charged on loans or paid for deposits.
     The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on its reserve requirements, deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect either Banks’ operations in the future. The effect of such policies and regulations upon the future business and earnings of either Banks cannot be predicted.
Effects of Inflation
     Inflation can impact the country’s overall economy, which in turn can impact the business and revenues of Royal Bancshares and its subsidiary. Inflation has some impact on Royal Bancshares’ operating costs. Unlike many industrial companies, however, substantially all of Royal Bancshares’ assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on Royal Bancshares’ performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.
Critical Accounting Policies, Judgments and Estimates
     The accounting and reporting policies of Royal Bancshares conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to loans, the allowance for loan losses and deferred tax assets. The policies which significantly affect the determination of Royal Bancshares’ financial position, results of operations and cash flows are summarized in Note A “Summary of Significant Accounting Polices” of the Notes to Consolidated Financial Statements and are discussed in the section captioned “Recent Accounting Pronouncements” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.
     Royal Bancshares considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts of timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.
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

Available Information
     Upon a shareholder’s written request, a copy of Royal Bancshares’ Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act Rule 13a-1, may be obtained without charge from Jeffrey T. Hanuscin, Chief Financial Officer, Royal Bancshares of Pennsylvania, Inc. 732 Montgomery Avenue, Narberth, PA 19072 or on our website www.royalbankamerica.com.
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
     Royal Bancshares may not be able to sustain its growth. Various factors (discussed below) such as increased size, economic conditions, regulatory and legislative considerations, competition and the ability to find and retain employees who can make Royal Bancshares’ community-focused operating model successful, may impede its ability to expand its market presence. If we experience a significant decrease in our growth rate, our results of operations and financial condition may be adversely affected.
Our business is subject to the success of the local economies and real estate markets in which we operate.
     Our success significantly depends on the growth in population, income levels, loans and deposits and on the continued stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be adversely affected. Adverse economic conditions in our specific market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, over 91% of which is secured by real estate, could reduce our growth rate, affect the ability of customers to repay their loans and generally affect our financial condition and results of operations. Royal Bancshares is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.
Our concentration of commercial and construction loans is subject to unique risks that could adversely affect our earnings.
     Our commercial and construction loan portfolio was $546 million at December 31, 2006, comprising 91% of total loans. Commercial and construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.
Our ability to pay dividends depends primarily on dividends from our banking subsidiary, which are subject to regulatory limits.
     We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of our assets are held by our direct and indirect subsidiaries.
     Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries. Our two banking subsidiaries, Royal Bank and Royal Asian, are our primary source of dividends. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank and Royal Asian to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2006, approximately $20 million was available without the need for regulatory approval for the payment of dividends to us from our banking subsidiary. There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.
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
     In attracting business and consumer deposits, Royal Bank and Royal Asian face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.
     Royal Bancshares’ banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over Royal Bancshares’ banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share and adversely affect our earnings and financial condition.
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
     Royal Bancshares seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices often include: analysis of a borrower’s credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, Royal Bancshares may incur losses on loans that meet these criteria.
Negative publicity could damage our reputation and adversely impact our business and financial results.
     Reputation risk, or the risk to Royal Bancshares’ earnings and capital from negative publicity, is inherent in our business. Negative publicity can result from Royal Bancshares’ actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose Royal Bancshares to litigation and regulatory action. Although Royal Bancshares takes steps to minimize reputation risk in dealing with customers and other constituencies, Royal Bancshares, as a larger diversified financial services company with a high industry profile, is inherently exposed to this risk.

Risks Related to Our Industry
Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
     Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.
Future governmental regulation and legislation could limit our future growth.
     Royal Bancshares and our subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of Royal Bancshares and our subsidiaries. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. Any changes to these laws may negatively affect our ability to expand our services and to increase the value of our business. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on Royal Bancshares, these changes could be materially adverse to shareholders.
Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect the Royal Bancshares’ financial results.
     Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect our operations, and Royal Bancshares may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.
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
     Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 64% of our fully diluted outstanding common stock as of February 28, 2007. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause Royal Bancshares to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     On January 29, 2007, Royal Bancshares received a letter from the Securities and Exchange Commission, stating that the Commission has completed its review of Form 10-K and the related Form 10-K/A for the fiscal year ended December 31, 2004 and relating filings and the Commission has no further comments.

ITEM 2. PROPERTIES
     Royal Bank has seventeen banking offices, which are located in Pennsylvania and New Jersey.
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

Main Street Office
213 Main Street
Fort Lee, NJ 07024
     Royal Asian Bank has five offices located in Pennsylvania and New Jersey.
Royal Asian Bank

Northeast Office	Cheltenham Office	Upper Darby Office
6526 Castor Avenue	418 Oak Lane	7001 West Chester Pike
Philadelphia, PA 19149	Philadelphia, PA 19126	Upper Darby, PA 19082

Fort Lee Office	Palisades Park (3)
1550 Lemoine Avenue	232 Broad Street
Fort Lee, NJ 07024	Palisades Park, NJ 07650

(1)	Owned

(2)	Used for employee training

(3)	Expected opening date is March 22, 2007.
     Royal Bank owns eleven of the above properties, one property is subject to a mortgage. The remaining eight properties are leased with expiration dates between 2007 and 2012. During 2006, Royal Bank made aggregate lease payments of approximately $592,000. Royal Asian’s five properties are leased with expiration dates between 2007 and 2012. During 2006, Royal Asian made aggregate lease payments of approximately $224,000. Royal Bancshares believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for the Bank’s purposes. Royal Bancshares also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.
     Royal Bank has filed for regulatory approval to sell its branch at 213 Main Street, Fort Lee, New Jersey to Wilshire State Bank.

ITEM 3. LEGAL PROCEEDINGS
     Management, after consulting with Royal Bancshares’ legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position or results of operation of Royal Bancshares. There are no proceedings pending other than routine litigation incident to the business of Royal Bancshares. In addition, no material proceedings are known to be contemplated by governmental authorities against Royal Bancshares.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Royal Bancshares’ shareholders during the fourth calendar quarter of 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED SECURITY HOLDER MATTER, AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Royal Bancshares’ Class A Common Stock commenced trading on the NASDAQ Global Market under the symbol RBPAA. There is no market for Royal Bancshares’ Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the range of high and low closing prices for Royal Bancshares’ stock as reported by NASDAQ.
Closing Prices

2006	High	Low
First Quarter	$23.810	$21.524
Second Quarter	23.810	21.000
Third Quarter	26.190	22.390
Fourth Quarter	26.457	22.762

2005	High	Low
First Quarter	$26.125	$20.402
Second Quarter	22.876	20.542
Third Quarter	23.193	20.550
Fourth Quarter	22.876	20.812
     The approximate number of recorded holders of Royal Bancshares’ Class A and Class B Common Stock, as of February 28, 2007, is shown below:

Title of Class	Number of Record Holders
Class A Common Stock	334
Class B Common Stock	143

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

(c)
Number of securities
	(a)		remaining available for
	Number of securities to	(b)	future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))

Outside Directors Stock Option Plan
Equity compensation plan approved by stockholders	102,552	$18.41	—

Equity compensation plan not approved by stockholders	—	—	—

Total	102,552	$18.41	—

(c)
Number of securities
	(a)		remaining available for
	Number of securities to	(b)	future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))

Employee Stock Option Plan
Equity compensation plan approved by stockholders	853,804	$19.48	—

Equity compensation plan not approved by stockholders	—	—	—

Total	853,804	$19.48	—
Dividends
     Subject to certain limitations imposed by law, the Board of Directors of Royal Bancshares may declare a dividend on shares of Class A or Class B Common Stock.
     Stock dividends. On January 16, 2002, the Board of Directors of Royal Bancshares declared a 6% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on February 8, 2002, to shareholders of record on January 28, 2002. The stock dividend resulted in the issuance of 517,635 additional shares of Class A common stock and 108,282 additional shares of Class B common stock.
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
     On December 18, 2005, the Board of Directors of Royal Bancshares declared a 2% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 17, 2006, to shareholders of record on January 4, 2006. The stock dividend resulted in the issuance of 205,120 additional shares of Class A common stock and 19,426 additional shares of Class B common stock. There were 20,117 Class B shares deferred (agreed to by the Tabas Family Trust) until the 2006 Annual Shareholders Meeting where Management requested the company’s shareholders to approve amending the Company’s Articles of Incorporation to increase the number of Class B shares authorized. The 20,117 deferred Class B common stock were issued on June 27, 2006.
     On December 20, 2006, the Board of Directors of Royal Bancshares declared a 5% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 17, 2007, to shareholders of record on January 3, 2007. The stock dividend resulted in the issuance of 526,825 additional shares of Class A common stock and 100,345 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements
     Cash Dividends. Royal Bancshares paid cash dividends in each quarter of 2006 and 2005 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $14.3 million and $12.9 million for 2006 and 2005, respectively. The following table sets forth on a quarterly basis dividends paid to holders of each Class A and Class B Common Stock for 2006 and 2005, adjusted to give effect to the stock dividends paid.

	Cash Dividends Per Share
2006	Class A	Class B
First Quarter	$0.26190	$0.30119
Second Quarter	$0.26190	$0.30119
Third Quarter	$0.26190	$0.30119
Fourth Quarter	$0.27381	$0.31489

	Cash Dividends Per Share
2005	Class A	Class B
First Quarter	$0.23810	$0.27381
Second Quarter	$0.23810	$0.27381
Third Quarter	$0.23810	$0.27381
Fourth Quarter	$0.26190	$0.30119
     Future dividends must necessarily depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of Royal Bancshares considers dividend policy. Cash necessary to fund dividends available for dividend distributions to the shareholders of Royal Bancshares must initially come from dividends paid by Royal Bank to Royal Bancshares. Therefore, the restrictions on Royal Bank’s dividend payments are directly applicable to Royal Bancshares. Under the Pennsylvania Banking Code of 1965, as amended, Royal Bank places a restriction on the availability of capital surplus for payment of dividends.
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

COMMON STOCK PERFORMANCE GRAPH
ROYAL BANCSHARES OF PENNSYLVANIA, INC.
     The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2001, (with all dividends reinvested), in each of the following:
-	Royal Bancshares of Pennsylvania, Inc. Class A common stock;

-	The stock of all United States companies trading on the NASDAQ Global Market;

-	Common stock of 2006 Peer Group consists of nineteen banks headquartered in the Mid-Atlantic region, trade on the major exchange and have total assets between $750 million and $1.5 billion.

-	SNL Bank and Thrift Index
The above graph was prepared by SNL Financial

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Royal Bancshares of Pennsylvania, Inc.	100.00	117.93	151.15	173.32	158.10	196.75
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank and Thrift Index	100.00	93.96	127.39	142.66	144.89	169.30
Royal Bancshares Peer Group*	100.00	130.64	173.82	181.03	174.69	205.85

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial and operating information for Royal Bancshares should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Item 8:

	Years ended December 31,
	(in thousands, except per share data)
	2006	2005	2004	2003	2002
Income Statement Data (in thousands)
Interest income	$93,006	$76,460	$67,541	$72,320	$77,104
Interest expense	46,372	31,796	27,301	29,941	36,491

Net interest income	46,634	44,664	40,240	42,379	40,613
Provision for loan losses	1,803	1	6	674	250

Net interest income after loan losses	44,831	44,663	40,234	41,705	40,363
Gains on sale of loans	379	508	480	637	767
Gains on sale of real estate	2,129	2,494	2,102	568	455
Gains on investment securities	383	227	810	719	790
Income related to equity investments (“VIE”)	6,627	19,418	7,133	—	—
Other income	2,453	2,179	2,635	1,780	1,188

Total other income	11,971	24,826	13,160	3,704	3,200
Income before other expenses & income taxes	56,802	69,489	53,394	45,409	43,563
Non-interest expense
Salaries and benefits	13,451	13,488	10,767	9,958	9,440
Expenses related to equity investments (“VIE”)	1,606	262	4,780	—	—
Other	9,595	10,98	9,345	8,929	9,481

Total operating expenses	24,652	24,731	24,892	18,887	18,921

Minority interest	567	68	555	—	—

Income before taxes	31,583	44,690	27,947	26,522	24,642
Incomes taxes	10,015	12,637	7,914	7,996	7,237

Net income	$21,568	$32,053	$20,033	$18,526	$17,405

Basic earnings per share (1)	$1.60	$2.39	$1.50	$1.40	$1.32

Diluted earnings per share (1)	$1.59	$2.37	$1.48	$1.39	$1.29

(1)	Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 5% stock dividend in December 2006, 2% stock dividend in December 2005, a 2% stock dividend in December 2004, a 2% stock dividend in January 2004, a 3% stock dividend in 2003, and a 6% stock dividend in 2002.

	As of December 31,
Balance Sheet Data (in thousands)	2006	2005	2004	2003	2002
Total assets	$1,356,311	$1,301,019	$1,205,274	$1,154,410	$1,088,484
Total average assets(2)	1,317,688	1,258,137	1,194,008	1,160,354	1,048,875
Loans, net	591,503	539,360	454,775	500,131	564,264
Total deposits	859,457	697,409	742,382	791,059	820,840
Total average deposits	761,267	699,540	761,899	825,204	770,148
Total borrowings(1)	301,203	427,130	304,023	212,000	124,500
Total average borrowings (1)	377,139	350,662	281,747	183,339	137,460
Total stockholders’ equity	163,254	155,508	140,876	134,833	121,331
Total average stockholders’ equity	158,732	145,601	137,622	127,728	114,655
Return on average assets	1.6%	2.5%	1.7%	1.6%	1.7%
Return on average equity	13.6%	22.0%	14.6%	14.5%	15.2%
Average equity to average assets	12.1%	11.6%	11.5%	11.0%	10.9%
Cash dividend payout ratio	66.1%	40.1%	60.9%	61.1%	60.8%

(1)	Includes obligations through VIE equity investments and subordinated debt.

(2)	Includes premises and equipment of VIE.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Royal Bancshares and related notes (see Item 8).
Financial Condition
     Total assets increased $55.3 million, or 4%, to $1.4 billion at December 31, 2006 from $1.3 billion at year-end 2005.
     Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents increased $51.5 million, to $82.4 million at December 31, 2006. The average balance of cash and cash equivalents was approximately $24.8 million for 2006 versus $16.3 million for 2005. The majority of this average balance is held in non-interest-bearing accounts with the Federal Reserve Bank as collateral for deposit processing and operating cash held at the branches. The excess cash is invested daily in overnight and federal funds. The average balance of these funds that earn interest was $8.2 million in 2006. The increase in the balance of cash and cash equivalents at year end was primarily due to larger balances maintained with the Federal Reserve Bank along with pending funding needs.
     Investment Securities Held to Maturity. Held to maturity (“HTM”) investment securities represents approximately 21% of average earning assets during 2006 and consist of primarily government agency bonds, collateral debt obligation bonds and corporate debt securities of investment grade quality, at the time of purchase. During 2006, HTM investment securities decreased by $38 thousand to $255.4 million at December 31, 2006, from $255.4 million at December 31, 2005. The decrease was primarily due to principal payments on mortgage-backed securities.
     Investment Securities Available for Sale. Available for Sale (“AFS”) investment securities represent 25% of average earning assets during 2006 and primarily consist of government secured agency bonds, government secured mortgaged-backed securities, capital trust security issues of regional banks, domestic corporate debt and third party managed equity funds. At December 31, 2006, AFS investment securities were $302.0 million as compared to $326.2 million at December 31, 2005, a decrease of $24.2 million. This decrease was primarily due to maturities and calls on bonds along with principal payments from mortgage backed securities from the existing portfolio.
     Loans. Royal Bancshares’ primary earning assets are loans, representing approximately 51% of average earning assets during 2006. The loan portfolio consists primarily of business demand loans and commercial mortgages secured by real estate and to a significantly lesser extent, residential loans comprised of one to four family residential, leases and home equity loans. During 2006, total loans increased $53.4 million to $603.0 million at December 31, 2006 from $549.6 million at December 31, 2005 primarily due to an increased demand for commercial and construction loans products that were being offered at competitive rates coupled with an increase in volume from Royal Asian, Royal Leasing and the Equity/Mezzanine division.
     Allowance for loan losses. Royal Bancshares considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. Management determines the allowance for loan losses with the objective of maintaining a reserve level sufficient to absorb estimated probable credit losses. Management has determined Royal Bancshares’s balance in the allowance for loan losses based on management’s detailed analysis and review of loan portfolio. Management considers all known relevant internal and external factors that may affect loan collectibility. The periodic analysis and review includes an evaluation of the loan portfolio in relation to historical loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management’s assumptions as to future delinquencies, recoveries and losses. Management’s evaluation is inherently subjective and all of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s assessments, Royal Bancshares may be required to make additional provisions for loan losses that could adversely impact earnings in future periods.
     During 2006, the allowance for loan loss increased $1.2 million to $11.5 million at December 31, 2006 from $10.3 million at December 31, 2005. Of the $1.8 million provision taken during the year, $849 thousand was attributed to specific loans and the remainder to loan growth during 2006. The level of allowance for loan loss reserve represents approximately 1.90% of total loans at December 31, 2006 versus 1.87% at December 31, 2005. As of December 31, 2006, Royal Bancshares had four loans totaling of $6.0 million that are considered to be potential problem loans with an allocated reserve of $1.8 million. The increase in the percentage in the allowance for loan losses was related to an increase in the balance of mezzanine loans, which management determined to apply a higher level of reserve based on a higher risk inherent in these types of loans. At December 31, 2006, Royal Bancshares had approximately $25.9 million in mezzanine loans with a allocated reserve of $1.7 million. Management believes that, based on information currently available, including the potential problem loans, the allowance for loan loss is sufficient to cover losses inherent in Royal Bancshares’s loan portfolio at this time. No assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.
Analysis of the Allowance for Loan losses by loan type

	December 31, 2006		December 31, 2005
		Percent of		Percent of
	Reserve	loans	Reserve	loans
	Amount	in each	Amount	in each
	(in	category to	(in	category to
	thousands)	total loans	thousands)	total loans
Domestic
Construction loans	$4,526	29.93%	$3,397	31.43%
Single family residential	$845	6.71%	$925	7.74%
Tax certificates	—	5.18%	—	6.44%
Real estate — non-residential	$5,165	48.14%	$5,132	43.19%
Real estate — multi-family	$56	0.99%	$277	4.51%
Commercial and industrial	$559	6.70%	$494	5.45%
Installment loans to
individual	$11	0.18%	$41	0.70%
Lease financing	$293	2.17%	$75	0.54%
Foreign	—	—%	—	00%
Unallocated	$—	N/A	($65)	N/A

	$11,455	100.00%	$10,276	100.00%

     Deposits. Royal Bancshares’ deposits are an important source of funding. Total deposits increased $162.1 million, or 23%, from $697.4 million at December 31, 2005 to $859.5 million at December 31, 2006. This increase in deposits is primarily as a result of attractive certificate of deposits rates offered during 2006. At December 31, 2006, brokered deposits were $170.0 million as compared to $152.0 million at December 31, 2005. Certificate of deposit accounts increased $183.2 million, or 57%, from $321.9 million at December 31, 2005 to $505.1 million at December 31, 2006. The increase in brokered deposits and certificates of deposits was primarily due to attractive certificate of deposits rates offered during 2006. Other deposit categories comprised of demand, NOW, money markets and savings deposits decreased $21.1 million during 2006 from their balances at December 31, 2005. The decrease in other deposit categories was primarily due to significant market competition along with a shift of deposits to certificates of deposit.
     FHLB Borrowings. Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Long-term FHLB borrowings decreased $62.0 million to $187.5 million at December 31, 2006 from $249.5 million at December 31, 2005 due to two convertible advances being called by the FHLB. At December 31, 2006, short term FHLB borrowings were $53.0 million which represents a decrease of $51.5 million from the $104.5 million at December 31, 2005. This decrease was a result of Royal Bancshares using excess cash on hand to pay down overnight borrowings. The average balance of borrowings during 2006 was $250.8 million versus $312.9 million for 2005.
     Other Borrowings. During 2004, Royal Bancshares completed a private placement of trust preferred securities in the aggregate amount of $25 million for a term of 30 years with a call feature of 5 years. These securities are eligible to be called in October 2009 by Royal Bancshares. The maturity date of these securities is October 2034. During 2006, Royal Bancshares entered into a borrowing relationship with PNC Bank in the amount of $5.6 million. In addition, as result of the adoption of FIN 46(R) Royal Bancshares consolidated into its statement of condition $29.3 million of debt related to real estate equity investment of which none is guaranteed by Royal Bancshares.
     Other Liabilities . During 2006, Royal Bancshares as a result of Financial Accounting Standards Board No. 158 increased its unfunded pension obligation by $3.9 million. In addition, accounts payable for Royal Leasing and CSC increased $1.5 million.

     Stockholders’ Equity. Shareholders’ equity increased $7.7 million or 5% in 2006 to $163.3 million primarily due to net income of $21.6 million which was partially offset by $14.3 million in cash dividends paid in 2006. In addition, Royal Bancshares recorded $2.5 million for unrecognized benefit obligation, net of tax, as component of accumulated other comprehensive loss as a result of the adoption FASB Statement No. 158.
Results of Operations
     General. Royal Bancshares’ results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits. Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.
     Net Income. Net income in 2006 was $21.6 million as compared to $32.1 million in 2005 and $20.0 million in 2004. Basic earnings per share were $1.60, $2.39 and $1.50 for 2006, 2005, and 2004, respectively. The $10.5 million decrease in net income for 2006 represents a 33% decrease from 2005, and is primarily attributable to gains from the sale of two apartment complexes which Royal Bancshares held an equity ownership in 2005 and $1.7 million reduction in tax expense with respect to a valuation allowance against a deferred tax asset derived from net operating loss carryovers. The $12.1 million increase in net income for 2005 represents a 60% increase over 2004 and was primarily due to the equity gains. This transaction was disclosed through a Form 8-K filing on October 20, 2005.
     Net Interest Income. Net interest income is Royal Bancshares’ primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on assets and liabilities. In turn, these factors are influenced by the pricing and mix of Royal Bancshares’ interest-earning assets and funding sources. Additionally, net interest income is affected by market and economic conditions, which influence rates on loan and deposit growth.
     Net interest income was $46.6 million in 2006 as compared to $44.7 million in 2005. The increase in net interest income in 2006 of $1.9 million was primarily due to an increase in both the average balance and yield on earning assets offset by the increase the average balance in deposits and borrowings and the yield paid on these balances. Royal Bancshares reported a decline of net interest margin to 3.87% during 2006 from 4.03% in 2005. This decrease is primarily due an increase of rates paid on deposits and borrowings.
     Net interest income was $44.7 million in 2005 as compared to $40.2 million in 2004. The increase in net interest income in 2005 of $4.5 million was primarily due an increase in both the average balance and yield on earning assets along with a one time exit fee in the amount of $1.3 million collected during the second quarter of 2005.
Loans and Mortgages

	2006	2005	2004
Average loan outstanding	$618,591,000	$510,349,000	$471,526,000
Interest and fees on loans	$63,379,000	$46,995,000	$40,044,000
Average Yield	10.25%	9.21%	8.49%
     Royal Bancshares continues to originate both fixed rate and variable rate loans. At December 31, 2006, variable rate loans represented 59% of total loans. Together with some match funding of fixed rate deposits to fixed rate loans, variable rate loans have helped Royal Bancshares manage interest rate risk. During 2006 interest income earned on loans increased $16.4 million over 2005 of which $10.6 million was attributed to increased volume and $5.8 million was attributed to increased interest rates.
     In 2006, the average balance of loans increased $108.2 million to $618.6 million in 2006, primarily due to an increased demand for commercial and construction loans products that are being offered at competitive rates coupled with an increase in volume from Royal Asian of approximately $29.2 million, Royal Leasing of approximately $10.5 million and the Equity/Mezzanine division of approximately $5.6 million. The average yield on loans increased by 104 basis points in 2006 primarily due to the increases in the prime rate and a $1.5 million prepayment fee collected during 2006.
     In 2005, the average balance of loans increased $38.8 million to $510.3 million in 2005, primarily due an increase in the lending staff, offering additional lending products and the addition of the Royal Asian Division. The average yield on loans increased by 72 basis points in 2005 primarily due to the increases in the prime rate and the $1.3 million exit fee collected in the second quarter of 2005.

HTM Investment Securities

	2006	2005	2004
Average HTM investment securities	$255,448,000	$237,701,000	$141,799,000
Interest income	$11,830,000	$10,122,000	$6,365,000
Average yield	4.63%	4.26%	4.49%
     HTM investment securities are comprised primarily of taxable corporate debt issues and US government agencies. The corporate debt issues are investment grade at the time of purchase. It is Royal Bancshares’ intention to hold these securities to maturity.
     In 2006, the yield on HTM investment securities increased 37 basis points to 4.63% from 4.26% in 2005. This increase was primarily due to $50 million of collateralized debt obligations purchased during 2005 which have a floating rate that resets on a quarterly basis.
     In 2005, the yield on HTM investment securities decreased 23 basis points to 4.26% from 4.49% in 2004. This decrease was primarily due to the increase in the average balance of U.S. government agency bonds held during the year. The government bonds were purchased with lower yields.
AFS Investment Securities

	2006	2005	2004
Average AFS investment securities	$323,172,000	$355,005,000	$399,361,000
Interest and dividend income	$17,377,000	$19,229,000	$20,621,000
Average yield	5.38%	5.42%	5.16%
     AFS investment securities are comprised primarily of government secured mortgage-backed securities, government agency bonds, non-rated and rated capital trust security issues of regional banks, rated domestic and equity funds.
     In 2006, the average balance of AFS investment securities decreased $31.8 million to $323.2 million primarily due to a reduction of the average balance because of maturing and calls of securities. The 4 basis point decrease in average yield is primarily due to the securities that matured or were called being at a higher yield than the portfolio average yield.
     In 2005, the average balance of AFS investment securities decreased $44.4 million to $355.0 million primarily due to maturities and the repayment of principal from existing mortgaged backed securities. The 26 basis point increase in average yield is primarily due to securities with a lower yield maturing.
Interest Expense on NOW and Money Market Deposits

	2006	2005	2004
Average NOW & Money Market deposits	$286,392,000	$355,387,000	$461,076,000
Interest expense	$8,927,000	$7,457,000	$7,965,000
Average cost of funds	3.12%	2.10%	1.73%
     In 2006, the average cost of funds on NOW and money market deposits increased 102 basis points to 3.12% from 2.10% in 2005 primarily due to an increase in the interest rate paid on these deposits.
     In 2005, the average cost of funds on NOW and money market deposits increased 37 basis points to 2.10% from 1.73% in 2004 primarily due to increasing rates to stay competitive with the market.
Interest Expense on Time Deposits

	2006	2005	2004
Average time deposits	$393,685,000	$254,031,000	$218,756,000
Interest expense	$18,503,000	$9,965,000	$8,577,000
Average cost of funds	4.70%	3.92%	3.92%

     In 2006, the average balance of time deposits increased $139.7 million to $393.7 million. This increase in average time deposits is primarily due to attractive certificate of deposits rates offered during 2006.
     In 2005, the average balance of time deposits increased $35.3 million to $254.0 million. The increase in average time deposits is primarily due to the $50 million brokered deposit used in an investment leverage strategy.
     At December 31, 2006, 57% of time deposits were comprised of certificates of deposits accounts with balances of $100,000 or more, while in 2005, 63% of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more.
Provision for Possible Loan Losses
     The provision for loan losses is an amount charged to expense to provide for future losses on existing loans. In order to determine the amount of the provision for loan loss, Royal Bancshares’ conducts a quarterly review of the loan portfolio to evaluate overall credit quality. This evaluation consists of an analysis of individual loans and overall risk characteristics and size of the loan, and takes into consideration current economic and market conditions, changes in non-performing loans, the capability of specific borrowers to repay loan obligations as well as current collateral values.
     During 2006, a provision for loan losses was recorded for $1.8 million, as compared to $1 thousand in 2005. Included in the provision for 2006 was $849 thousand relating to specific loans and the remainder was related to growth.
     In 2005, a provision for loan losses was recorded for $1 thousand, as compared to the $6 thousand in 2004. Both provisions were due to charge offs relating to delinquent tax liens held by CSC. Management determined that no additional provision was needed based on its analysis of the reserve for possible loan losses according to documentation required under SAB 102. Net charge-offs were $2.2 million in 2005 as compared to net recoveries of $87 thousand in 2004.
Non-Interest Income
     Non-interest income includes service charges on depositors’ accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and traveler’s checks, and similar activities. In addition, other forms of non-interest income are derived from changes in the cash value of BOLI, and income relating to the VIE’s which Royal Bank has an investment. Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities and other real estate owned, from period to period these sources of income may vary considerably. Service charges on depositors’ accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.
     In 2006, total non-interest income decreased $12.9 million to $12.0 million at December 31, 2006. This decrease is primarily due to a $12.8 million reduction of income related to gains from the sale of equity investments in real estate and a $365 thousand decline from the gains on the sale of other real estate. During 2006 Royal Bancshares recorded $847 from BOLI compared to the $845 recorded during 2005.
     In 2005, total non-interest income increased $11.7 million to $24.8 to million at December 31, 2005. This increase was primarily due to income earned from Royal Bancshares investment in VIE of approximately $12.3 million in excess of the total from 2004. During 2005 Royal Bancshares recorded a pretax $16.7 million gain from the sale of two apartment complexes.
Non-Interest Expense
     Non-interest expense includes compensation and employee benefits, occupancy, advertising, FDIC insurance, state taxes, depreciation, and other expenses such as auditing, automatic teller machines (ATMs), data processing, legal, outside service charges, postage, printing and other expenses relating to other real estate owned. Effective 2004, Royal Bancshares through the adoption of FIN46(R) consolidates the operating expenses related to equity investments.
     Non-interest expense decreased $79 thousand to $24.7 million in 2006, from $24.7 million in 2005. Salaries and employee benefits decreased $37 thousand to $13.5 million in 2006. During 2006, Royal Bancshares recorded $733 thousand in expenses due to the adoption of FASB 123(R) related to the expensing of stock options. During 2005 a one time expense in the amount of $930 thousand for the pension plan was recorded. Occupancy expense increased $33 thousand to $1.6 million in 2006. Other operating expenses decreased $1.4 million to $8.0 million in 2006. During 2006 a

$592 thousand credit was recorded partially reversing a $675 thousand charge related to the decline in the fair value of interest rate swaps that was recorded in 2005. In addition, during 2005 the company recorded a $424 thousand expense for an asset write-down.
     Non-interest expenses decreased $161 thousand to $24.7 million in 2005, from $24.9 million in 2004. Salaries and benefits increased $2.7 million primarily due to the increase in the lending staff and Royal Asian Division, an increase to the Company’s Profit Sharing Plan due to the results for the year, and a one time charge of approximately $1 million related to modifications to the company’s pension plan. Expenses related to equity investments decreased $4.5 million during 2005. This was primarily due to the deconsolidation of three VIE’s during the second and fourth quarters. During 2005, the Company had taken some one time charges; $675 thousand for the decline in the fair value of interest rate swaps and $424 thousand for an asset write-down.
Accounting for Income Taxes
     The provision for federal income taxes was $10.0 million in 2006 compared to $12.6 million for 2005, and $7.9 million for 2004 representing an effective tax rate of 32%, 28% and 28%, respectively. During 2005, a $1.7 million reduction in tax expense was recorded as a result of the favorable completion of an IRS audit, with respect to a valuation allowance against a deferred tax asset derived from net operating loss carryovers.
Accounting for Debt and Equity Securities
     Royal Bancshares accounts for investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires investments in securities to be classified in one of three categories; held to maturity, trading or available for sale. Debt securities that Royal Bancshares has the intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As Royal Bancshares does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of shareholders’ equity and excluded from the determination of net income.
Asset Liability Management
     The primary functions of asset-liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. This process is overseen by the Asset-Liability Committee (“ALCO”) which monitors and controls, among other variables, the liquidity, balance sheet structure and interest rate risk of the consolidated company within policy parameters established and outlined in the ALCO Policy which are reviewed by the Board of Directors at least annually. Additionally, the ALCO committee meets periodically and reports on liquidity, interest rate sensitivity and projects financial performance in various interest rate scenarios.
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
     Royal Bancshares generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 2006, 2005 and 2004 was 41%, 32% and 39%, respectively. Management believes that Royal Bancshares’ liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.

     Contractual Obligations and Other Commitments. The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2006.

		Less than			More than 5
(in thousands)	Total	1 year	1-3 years	4-5 years	years
FHLB Advances	$240,500	$53,000	$15,000	$92,500	$80,000
Operating leases	2,559	741	1,263	509	46
PNC Bank	6,588				6,588
Interest rate swaps	60,588	—	5,000	50,000	5,588
Pension Obligation	22,156	36	542	1,086	20,492
Commitments to extend credit	131,712	131,712	—	—	—
Standby letters of credit	4,862	4,528	334	—	—
Subordinated debt	25,774	—	—	—	25,774
Time deposits	505,080	244,523	150,543	107,060	2,954

Total	$999,819	$434,540	$172,682	$251,155	$141,442

     Interest-Rate Sensitivity. Interest rate sensitivity is a function of the repricing characteristics of the financial institution’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The interest sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment. Ideally, the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk.
     The interest rate sensitivity analysis is an important management tool, however, it does have some inherent shortcomings. It is a “static” analysis. Although certain assets and liabilities may have similar maturities or repricing, they may react in different degrees to changes in market interest rates. Additionally, repricing characteristics of certain assets and liabilities may vary substantially within a given period.
          The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2006, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2006, Royal Bancshares is in an asset sensitive positive of $85.2 million, which indicates assets will reprice somewhat faster than liabilities within one year.
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
     Royal Bancshares currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount of $60.6 million on which interest payments are based is not exchanged. During the third quarter ended September 30, 2005 Royal Bancshares recorded an expense in the amount of $676,000 in other operating expenses which reflects the fair value of the interest rate swaps resulting from Royal Bancshares not meeting the upfront documentation and the effectiveness assessment requirements of SFAS 133. As of October 1, 2005 and each quarter thereafter, Royal Bancshares had completed documentation determining the effectiveness of each hedge using the shortcut method or the Volatility Reduction Measure (“VRM”). It was determined that these swaps are to be effective and should be treated as a fair value hedge, the previously recorded expense was reduced by $592,000 through December 31, 2006.

Interest Rate Sensitivity
(in millions)

	Days		1 to 5	Over 5	Non-rate
	0 - 90	91 - 365	Years	Years	Sensitive	Total

Assets (1)
Interest-bearing deposits in banks	$66.8	$0.0	$0.0	$0.0	$13.4	$80.2
Federal funds sold	2.2	0.0	0.0	0.0	0.0	2.2
Investment securities:
Available for sale	23.4	66.3	123.0	89.1	0.2	302.0
Held to maturity	1.0	165.0	89.4	0.0	0.0	255.4

Total investment securities	24.4	231.3	212.4	89.1	0.2	557.4
Loans:(2)
Fixed rate	18.1	28.9	161.5	35.5	0.0	244.0
Variable rate	290.3	48.6	20.1	0.0	(11.5)	347.5

Total loans	308.4	77.5	181.6	35.5	(11.5)	591.5
Other assets(3)	11.3	22.9	0.0	0.0	90.8	125.0

Total Assets	$413.1	$331.7	$394.0	$124.6	$92.9	$1,356.3

Liabilities & Capital
Deposits:
Non interest bearing deposits	$0.0	$0.0	$0.0	$0.0	$61.0	$61.0
Interest bearing deposits	32.0	261.5	0.0	0.0	0.0	293.5
Certificate of deposits	23.9	220.6	230.5	30.0	0.0	505.0

Total deposits	55.9	482.1	230.5	30.0	61.0	859.5
Borrowings	121.5	0.0	107.5	42.9	29.3	301.2
Other liabilities	0.1	0.0	0.0	0.0	32.2	32.3
Capital	0.0	0.0	0.0	0.0	163.3	163.3

Total liabilities & capital	$177.5	$482.1	$338.0	$72.9	$285.8	$1,356.3

Net interest rate GAP	$235.6	$(150.4)	$56.0	$51.7	$(192.9)

Cumulative interest rate GAP	$235.6	$85.2	$141.2	$192.9	$0.0

GAP to total assets	17%	-11%

GAP to total equity	144%	-92%

Cumulative GAP to total assets	17%	6%

Cumulative GAP to total equity	144%	52%

(1)	Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	Reflects principal maturing within the specified periods for fixed and repricing for variable rate loans; includes nonperforming loans.

(3)	Includes FHLB stock.
     The method of analysis of interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changes in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets have provisions, which limit changes in interest rates each time the interest rate changes and for the entire term of the loan. Additionally, prepayments and withdrawals experienced in the event of a change in interest rates may deviate significantly from those assumed in the interest rate sensitivity table. Additionally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.

Capital Adequacy
     The table shown below sets forth Royal Bancshares’ consolidated capital level and performance ratios:

				Regulatory
	2006	2005	2004	Minimum
Capital Level
Leverage ratio	14.9%	14.2%	13.9%	3.0%
Risk based capital ratio:
Tier 1	19.2%	18.8%	19.2%	4.0%
Total	20.4%	19.8%	20.4%	8.0%

Capital Performance
Return on average assets	1.6%	2.5%	1.7%	—
Return on average equity	13.6%	22.0%	14.6%	—
     Royal Bancshares’ sources of capital have been derived from the issuance of stock as well as retained earnings. While Royal Bancshares has not had a stock offering since 1986, total stockholders’ equity has increased primarily due to steady increases in retained earnings. At December 31, 2006, Royal Bancshares had an average equity to average asset ratio of 12.1%. Royal Bancshares has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital.
     The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2006, Royal Bancshares was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for Royal Bancshares to be considered well capitalized, as defined by the banking regulators, Royal Bancshares must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2006, Royal Bancshares met the criteria for a well capitalized institution, and management believes that, under current regulations, Royal Bancshares will continue to meet its minimum capital requirements in the foreseeable future.
Management Options to Purchase Securities
     In May 2001, the directors of Royal Bancshares approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the “Plan”). The shareholders in connection with the formation of the holding company re-approved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,800,000 shares of Royal Bancshares’ Class A common stock (but not in excess of 19% of outstanding shares). In May 2006, the shareholders approved an increase of the number of shares of Class A Common Stock available for issuance under the Plan by 150,000 to 1,800,000 and extended the plan for an additional year At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. At December 31, 2006, 853,804 of the options that have been granted are outstanding, which are exercisable at 20% per year. At December 31, 2006, options covering 390,819 shares were exercisable.
     In May 2001, the directors of Royal Bancshares approved an amended non-qualified Outside Directors’ Stock Option Plan. The shareholders in connection with the formation of the holding company reapproved this Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which is exercisable one year from the grant date. The options are granted at the fair market value at the date of the grant. At December 31, 2006, 102,552 of the options that have been granted are outstanding. At December 31, 2006, options covering 85,227 shares were exercisable.

Average Balances
     The following table represents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned and paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$7,361	$377	5.12%	$1,789	$56	3.13%	$34,702	$409	1.18%
Federal funds	844	43	5.09%	2,079	58	2.79%	8,644	102	1.18%
Investment securities
Held to maturity	255,448	11,830	4.63%	237,701	10,122	4.26%	141,799	6,365	4.49%
Available for sale	323,172	17,377	5.38%	355,005	19,229	5.42%	399,361	20,621	5.16%

Total investment securities	578,620	29,207	5.05%	592,706	29,351	4.95%	541,160	26,986	4.99%
Loans
Commercial demand loans	372,623	33,889	9.09%	259,216	20,605	7.95%	199,645	14,241	7.13%
Real estate secured	233,816	28,158	12.04%	247,762	26,181	10.57%	267,757	25,504	9.53%
Other loans	12,152	1,332	10.96%	3,371	209	6.20%	4,124	299	7.25%

Total loans	618,591	63,379	10.25%	510,349	46,995	9.21%	471,526	40,044	8.49%

Total interest earnings assets	1,205,416	93,006	7.72%	1,106,923	76,460	6.91%	1,056,032	67,541	6.40%
Non interest earnings assets
Cash & due from banks	16,559			12,470			9,720
Other assets	109,031			151,738			142,455
Allowance for loan loss	(11,066)			(11,165)			(12,503)
Unearned discount	(2,252)			(1,829)			(1,696)

Total non-interest earning assets	112,272			151,214			137,976

Total assets	$1,317,688			$1,258,137			$1,194,008

Liabilities & Shareholders’ Equity
Deposits:
Savings	$18,549	$98	0.53%	$21,814	$127	0.58%	$24,278	$152	0.63%
Now	59,472	1,473	2.48%	33,732	307	0.91%	34,181	244	0.71%
Money market	226,920	7,454	3.28%	321,655	7,150	2.22%	426,895	7,721	1.81%
Time deposits	393,685	18,503	4.70%	254,031	9,965	3.92%	218,756	8,577	3.92%

Total interest bearing deposits	698,626	27,528	3.94%	631,232	17,549	2.78%	704,110	16,694	2.37%
Federal funds	—	—	—	—	—	—	—	—	—
Borrowings	308,236	14,051	4.56%	312,952	12,225	3.91%	221,741	8,744	3.94%
Obligation through VIE equity investments	43,129	3,108	7.21%	11,936	557	4.67%	55,558	1,639	2.95%
Subordinated debt	25,774	1,685	6.54%	25,774	1,465	5.68%	4,448	224	5.06%

Total interest bearing liabilities	1,075,765	46,372	4.31%	981,894	31,796	3.24%	985,857	27,301	2.77%

Non interest bearing deposits	62,641			68,308			57,789
Other liabilities	20,550			62,334			12,740

Total liabilities	1,158,956			1,112,536			1,056,386
Stockholders’ equity	158,732			145,601			137,622

Total liabilities and Stockholders’ equity	$1,317,688			$1,258,137			$1,194,008

Net interest income		$46,634			$44,664			$40,240

Net interest margin			3.87%			4.03%			3.81%

(1)    Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.
(The remainder of the page is intentionally left blank)

     The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the years ended December 31, 2006 and 2005, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	2006 Vs 2005			2005 Vs 2004
	Changes due to:			Changes due to:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income

Interest bearing deposits in banks	$281	$40	$321	($622)	$269	($353)
Federal funds sold	(58)	43	(15)	(115)	71	(44)
Investments securities
Held to maturity	829	879	1,708	4,101	(344)	3,757
Available for sale	(2,069)	217	(1,852)	(2,368)	976	(1,392)

Total investment securities	(1,240)	1,096	(144)	1,733	632	2,365
Loans
Commercial demand loans	9,188	4,275	13,463	4,600	1,764	6,364
Mortgages secured by real estate	(1,280)	1,502	222	(1,990)	2,667	677
Other loans	2,664	36	2,700	(50)	(40)	(90)

Total loans	10,572	5,813	16,385	2,560	4,391	6,951

Total increase in interest income	9,555	6,992	16,547	3,556	5,363	8,919

Interest expense

Deposits
Savings	$(18)	$(11)	$(29)	($17)	($8)	($25)
Now and Money Market	(1,657)	3,094	1,437	(1,400)	892	(508)
Time deposits	6,271	2,300	8,571	1,387	1	1,388

Total deposits	4,596	5,383	9,979	(30)	885	855
Borrowings	853	1,194	2,047	1,999	1,084	3,083

Total increase in interest expense	5,449	6,577	12,026	1,969	1,969	3,938

Total increase in net interest income	$4,106	$415	$4,521	$1,587	$3,394	$4,981

Loans
     The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
	(in thousands)
	2006		2005		2004		2003		2002
Loans
Comm’l and Industrial	$43,019	7%	$30,075	5%	$37,468	8%	$18,343	3%	$6,963	1%
Const & land development	183,534	30%	177,102	32%	109,129	23%	107,463	21%	82,736	14%
Single family residential	43,338	7%	41,900	8%	48,020	10%	60,366	12%	119,667	21%
Other real estate secured	319,894	53%	296,051	53%	273,099	58%	326,523	63%	354,875	61%
Leases –net of unearned income	13,404	2%	2,623	1%	—	—	—	—	—	—
Other	1,333	1%	3,868	1%	3,322	1%	4,512	1%	14,613	3%

Total gross loans	604,522	100%	551,619	100%	471,038	100%	517,207	100%	578,854	100%
Unearned income	(1,564)		(1,983)		(1,540)		(1,203)		(1,082)
Discount on loans purchased	—		—		—		(290)		(1,038)

	602,958		549,636		469,498		515,714		576,734
Allowance for loan loss	(11,455)		(10,276)		(12,519)		(12,426)		(12,470)

Total net loans	$591,503		$539,360		$456,979		$503,288		$564,264

Analysis of Allowance for Loan Loss

	Year ending December 31,
	(in thousands)
	2006	2005	2004	2003	2002
Total Loans	$602,958	$549,636	$469,498	$515,714	$576,734

Daily average loan balance	$618,591	$510,349	$471,526	$562,765	$617,156

Allowance for loan loss:
Balance at the beginning of the year	$10,276	$12,519	$12,426	$12,470	$11,888
Charge offs by loan type:
Single family residential	631	142	197	444	775
Other real estate secured	5	2,162	1	—	103
Tax certificates	25	1	6	74	—
Commercial and industrial	—	28	—	22	47
Other loans	84	2	—	271	—

Total charge offs	745	2,335	204	811	925
Recoveries by loan type:
Single family residential	100	68	249	49	100
Other real estate secured	14	7	1	3	167
Tax certificates	—	—	—	—	—
Commercial and industrial	2	12	37	26	19
Other loans	5	4	4	15	971

Total recoveries	121	91	291	93	1,257

Loan (charge off’s) recoveries	(624)	(2,244)	87	(718)	332
Provision for loan loss	1,803	1	6	674	250

Balance at end of year	$11,455	$10,276	$12,519	$12,426	$12,470

Net charge offs to average loans	(0.10%)	(0.44%)	0.02%	(0.13%)	0.05%

Allowance to total loans at year-end	1.90%	1.87%	2.67%	2.41%	2.16%

     Royal Bancshares considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. Management determines the allowance for loan losses with the objective of maintaining a reserve level sufficient to absorb estimated probable credit losses inherent within the loan portfolio. Management has determined the balance in the allowance for loan losses based on management’s detailed analysis and review of the loan portfolio. Management considers all known relevant internal and external factors that may affect loan collectibility. The periodic analysis and review includes an evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future economic conditions, recoveries and losses. Management’s evaluation is inherently subjective and all of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s assessments, additional provisions for loan losses may be required that could adversely impact earnings in future periods.
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
     While Royal Bancshares’ believes that it has established an adequate allowance for loan losses, there can be no assurance that the regulators, in reviewing Royal Bancshares’ loan portfolio, will not request Royal Bancshares to materially increase its allowances for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependant upon future events and, as such, further additions to the level of specific and general loss allowances could become necessary.

Loans and Lease Financing Receivables
     The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

	As of December 31,
	(in thousands)
	2006	2005	2004
Loans secured by real estate
Construction and land development	$186,163	$177,102	$109,129
Secured by 1-4 family residential properties:
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	4,585	10,070	7,369
All other loans secured by 1-4 family residential properties:
Secured by first liens	33,868	28,327	36,136
Secured by junior liens	4,885	4,306	4,515
Secured by multi family (5 or more) residential properties	6,082	24,804	15,256
Secured by non-farm nonresidential properties	311,183	270,444	257,843
Commercial and industrial loans to US addresses	43,019	30,075	37,468
Loans to individuals for household, family, and other personal expenditures	1,088	1,061	1,346
Obligations of state and political subdivisions in the US	78	1,268	1,769
Lease financing receivables (net of unearned income)	13,404	2,623	—
All other loans	167	1,539	207
Less: Any unearned income on loans listed above	1,564	1,983	1,540

Total loans and leases, net of unearned income	$602,958	$549,636	$469,498

Credit Quality
     The following table presents the principal amounts of non-accruing loans and other real estate.

	As of December 31,
	(in thousands)
	2006	2005	2004	2003	2002
Non-accruing loans (1)	$6,560	$4,371	$4,526	$11,328	$11,908
Other real estate	924	3,834	5,424	4,371	1,444

Total nonperforming assets	$7,484	$8,205	$9,950	$15,699	$13,352

Nonperforming assets to total assets	0.55%	0.63%	0.83%	1.36%	1.23%

Nonperforming loans to total loans	1.09%	0.79%	0.96%	2.20%	2.06%

Allowance for loan loss to nonperforming loans	174.62%	235.09%	276.54%	109.69%	104.72%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.

Investment Securities
     The contractual maturity distribution and weighted average rate of Royal Bancshares’ investments held to maturity and available for sale portfolios at December 31, 2006 are presented in the following table. Weighted average rates on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%.

	As of December 31, 2006
	(in thousands)
			After 1 year but		After 5 years, but
	Within 1 year		within 5 years		within 10 years		After 10 years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Securities held to maturity

Mortgage backed securities	$—	—%	$11	10.9%	$35	5.4%	$83	4.9%	$129	5.5%
Agencies	35,000	3.2%	160,000	3.8%	—	—%	—	—%	195,000	3.8%
Other securities	60,300	7.6%	—	—%	—	—%	—	—%	60,300	7.6%

Total	$95,300	6.0%	$160,011	3.9%	$35	5.4%	$83	4.9%	$255,429	4.7%

Available for sale

Mortgage backed securities	$—	—%	$4	7.5%	$—	—%	$26,986	4.8%	$26,990	4.8%
CMO’S	—	—%	—	—%	—	—%	19,717	5.1%	19,717	5.1%
Agencies	—	—%	57,634	3.8%	—	—%	43,938	4.9%	101,572	4.3%
Trust Preferred	921	8.0%	—	—%	—	—%	40,564	9.8%	41,485	9.7%
Other securities	80,869	4.43%	30,062	7.5%	—	—%	1,341	6.0%	112,272	5.3%

Total	$81,790	4.5%	$87,700	5.1%	$—	—%	$132,546	6.4%	$302,036	5.5%

     The following table represents the consolidated book values and approximate fair value at December 31, 2006, 2005 and 2004, respectively, for each major category of Royal Bancshares’ investment securities portfolio for held to maturity securities and available for sale securities.
(The remainder of this page is intentionally left blank)

	As of December 31,
	(in thousands)
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities held to maturity

Mortgage backed securities	$129	$129	$167	$167	$232	$232
US agencies	195,000	192,180	195,000	190,829	185,000	184,267
Other securities	60,300	61,940	60,300	62,202	26,995	27,366

Total	$255,429	$254,249	$255,467	$253,198	$212,227	$211,865

Securities available for sale

Mortgage backed securities	$47,701	$46,707	$56,628	$55,892	$81,303	$81,669
US agencies	104,980	101,572	104,979	101,698	94,997	93,305
Trust preferred securities	38,657	41,485	36,174	39,733	37,196	39,562
Other securities	110,343	112,272	129,854	128,866	141,679	146,398

Total	$301,681	$302,036	$327,635	$326,189	$355,175	$360,934

Deposits
     The average balance of Royal Bancshares’ deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	(in thousands)
	2006		2005		2004
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non interest bearing	$62,641	—%	$68,308	—%	$57,789	—%
Interest bearing (NOW)	59,472	2.48%	33,732	0.91%	34,181	0.71%
Money market deposits	226,920	3.28%	321,655	2.22%	426,895	1.81%
Savings deposits	18,549	0.53%	21,814	0.58%	24,278	0.63%
Certificate of deposit	393,685	4.70%	254,031	3.92%	218,756	3.92%

Total deposits	$761,267		$699,540		$761,899

      The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
	(in thousands)
	2006	2005
Maturity

Three months or less	$6,980	$8,523
Over three months through twelve months	86,167	41,534
Over twelve months through five years	191,398	152,566
Over five years	940	988

Total	$285,485	$203,611

Short and Long Term Borrowings

	Year ending December 31,
	(in thousands)
	2006	2005	2004	2003	2002
Short term borrowings	$53,000	$104,500	$17,500	$—	$3,000

Long term borrowings:
Other borrowings	5,587	—	—	—	—
Obligations through VIE equity investments (1)	29,342	47,356	56,249	—
Subordinated debt	25,774	25,774	25,774	—	—
FHLB advances	187,500	249,500	204,500	212,000	124,500

Total borrowings	$301,203	$427,130	$304,023	$212,000	$127,500

(1)	This obligation is consolidated from requirements under FIN (46) R of which $0 is guaranteed by Royal Bancshares.
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
As of December 31, 2006 (Dollars in Thousands)

	Market Value of	Percent of
Changes in Rates	Portfolio Equity	Change
+ 200 basis points	162,073	-0.7%
+ 100 basis points	163,015	-0.1%
Flat rate	163,254	0%
- 100 basis points	153,278	-6.1%
- 200 basis points	139,768	-14.4%
     The assumptions used in evaluating the vulnerability of earnings and capital to changes in interest rates are based on management’s considerations of past experience, current position and anticipated future economic conditions. The interest rate sensitivity of assets and liabilities as well as the estimated effect of changes in interest rates on the market value of portfolio equity could vary substantially if different assumptions are used or actual experience differs from what the calculations may be based.
(The remainder of the page was intentionally left blank)

RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2006, Royal Bancshares adopted SFAS No. 123 (revised 2004), “Share-based Payment” (SFAS 123R). Prior to January 1, 2006, Royal Bancshares accounted for its stock-based compensation plans under a fair value-based method of accounting. The adoption of SFAS 123R impacted the recognition of stock compensation for any awards granted to retirement-eligible employees and the presentation of cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) in the Consolidated Statement of Cash Flows. For additional information, see Note L of the Consolidated Financial Statements.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Royal Bancshares adopted this guidance on January 1, 2007. The adoption did not have any effect on Royal Bancshares’ financial position or results of operations.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset- An Amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Royal Bancshares adopted this statement effective January 1, 2007. The adoption did not have a material effect on Royal Bancshares’ financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Royal Bancshares is continuing to evaluate the impact of this interpretation, but does not expect that the guidance will have a material effect on Royal Bancshares financial position or results of operations.
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specific benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Royal Bancshares is continuing to evaluate the impact of this consensus, which may require Royal Bancshares to recognize an additional liability and compensation expense related to is BOLI policies.
     In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. Royal Bancshares is continuing to evaluate the impact of this consensus, but does not expect that the guidance will have material effect on Royal Bancshares’ consolidated financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a frame work for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. Royal Bancshares is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position or results of operations.
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or the balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. Royal Bancshares has analyzed SAB No. 108 and determined that adoption of it did not impact on the reported financial position or results of operations.
     On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (“OCI”). SFAS 158 further requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service cost credits, and transition assets or obligations as a component of Accumulated OCI. This statement was effective as December 31, 2006. The adoption of SFAS 158 reduced Accumulated OCI by approximately $2.5 million after tax in 2006.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value of Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Royal Bancshares of Pennsylvania, Inc.
Narberth, Pennsylvania
     We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and its subsidiaries as of December 31, 2006, and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
     As discussed on Note A to the consolidated financial statements, Royal Bancshares of Pennsylvania, Inc. adopted the provision of Financial Accounting Standards Board No. 123 (revised) Share Based Payments on January 1, 2006.
     As discussed on Note A to the consolidated financial statements, Royal Bancshares of Pennsylvanian, Inc. adopted the provisions of Financial Accounting Standards Board No. 158 Employers Accounting for Defined Benefits Pension and Other Post Retirement Plans in 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Royal Bancshares of Pennsylvania, Inc. internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
Beard Miller Company LLP
Reading, Pennsylvania
March 14, 2007

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Cash on hand	$13,426	$14,357
Interest bearing deposits	66,810	2,738
Federal funds sold	2,200	13,800

Total cash and cash equivalents	82,436	30,895

Investment securities held to maturity (fair value of $254,249 and $253,198 in 2006 and 2005, respectively)	255,429	255,467
Investment securities available for sale — at fair value	302,036	326,189
Federal Home Loan Bank stock, at cost	11,276	17,073
Loans held for sale	—	803
Loans	602,958	549,636
Less allowance for loan losses	11,455	10,276

Net loans	591,503	539,360

Premises and equipment, net	7,766	8,373
Real estate owned via equity investments	42,514	58,209
Accrued interest receivable	16,494	14,843
Bank owned life insurance	22,906	22,059
Other assets	23,951	27,748

Total assets	$1,356,311	$1,301,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$61,002	$75,754
Interest bearing	798,455	621,655

Total deposits	859,457	697,409

Accrued interest payable	10,654	6,606
Other liabilities	18,593	11,879
Borrowings	246,087	354,000
Obligations related to equity investments in real estate	29,342	47,356
Subordinated debentures	25,774	25,774

Total liabilities	1,189,907	1,143,024

Minority interests	3,150	2,487
Stockholders’ equity
Common stock
Class A, par value $2.00 per share; authorized, 18,000,000 shares; issued, 11,287,462 and 10,699,592 shares in 2006 and 2005, respectively	22,575	21,400
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,108,827 and 1,992,957 shares in 2006 and 2005, respectively	211	199
Undistributed Class B shares	—	2
Additional paid in capital	121,542	104,285
Retained earnings	23,464	32,827
Accumulated other comprehensive loss	(2,273)	(940)

	165,519	157,773
Treasury stock — at cost, 215,388 Class A shares in 2006 and 2005	(2,265)	(2,265)

Total stockholders’ equity	163,254	155,508

Total liabilities and stockholders’ equity	$1,356,311	$1,301,019

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Years ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Interest income
Loans, including fees	$63,379	$46,995	$40,044
Investment securities:
-Taxable interest	29,132	29,276	26,911
-Tax exempt interest	75	75	75
Deposits in banks	377	56	409
Federal funds sold	43	58	102

TOTAL INTEREST INCOME	93,006	76,460	67,541

Interest expense
Deposits	27,528	17,549	16,918
Borrowings	15,736	13,690	8,744
Obligations related to equity investments in real estate	3,108	557	1,639

TOTAL INTEREST EXPENSE	46,372	31,796	27,301

NET INTEREST INCOME	46,634	44,664	40,240

Provision for loan losses	1,803	1	6

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,831	44,663	40,234

Other income
Service charges and fees	1,404	1,293	1,496
Gains on sale of investment securities available for sale	383	227	810
Income related to equity investments in real estate	6,627	19,418	7,133
Income from bank owned life insurance	847	845	966
Gains on sale of other real estate	2,129	2,494	2,102
Gains on sale of loans	379	508	480
Other income	202	41	173

	11,971	24,826	13,160

Other expenses
Salaries and employee benefits	13,451	13,488	10,767
Occupancy and equipment	1,644	1,611	1,509
Expenses related to equity investments	1,606	262	4,780
Pennsylvania state shares tax	1,082	992	906
Other operating expenses	6,869	8,378	6,930

	24,652	24,731	24,892

Minority interest	567	68	555

INCOME BEFORE INCOME TAXES	31,583	44,690	27,947

Income taxes	10,015	12,637	7,914

NET INCOME	$21,568	$32,053	$20,033

Per share data
Net income — basic	$1.60	$2.39	$1.50

Net income — diluted	$1.59	$2.37	$1.48

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

									Accumulated
					Un-		Additional		other
	Class A common stock		Class B common stock		Distributed		Paid in	Retained	comprehensive	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	B-shares		Capital	Earnings	income (loss)	stock	income
Balance, December 31, 2003	10,027	$20,054	1,909	$191	—	—	$85,448	$24,990	$6,415	$(2,265)
Net income for the year ended December 31, 2004	—	—	—	—			—	20,033	—	—	$20,033
Conversion of Class B common stock to Class A common stock	10	20	(1)	(1)			—	(19)	—	—	—
2% stock dividends declared	196	392	31	3			5,842	(6,236)	—	—	—
Cash in lieu of fractional shares	—	—	—	—			—	(11)	—	—	—
Stock options exercised	44	87	—	—			416	—	—	—	—
Tax effect of stock options exercised	—	—	—	—			331	—	—	—	—
Cash dividends on common stock (Class A $0.95, Class B $1.10)	—	—	—	—			—	(12,199)	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—			—	—	(2,616)	—	(2,616)

Comprehensive income											$17,417

Balance, December 31, 2004	10,277	20,553	1,939	194		—	92,037	26,558	3,799	(2,265)
Net income for the year ended December 31, 2005	—	—	—	—			—	32,053	—	—	$32,053
Conversion of Class B common stock to Class A common stock	6	11	(4)	(1)			—	(11)	—	—	—
2% stock dividends declared (January)	201	402	39	3	22		6,481	(6,887)	—	—	—
2% stock dividends declared (December)	206	412	19	3		2	5,599	(6,015)
Cash in lieu of fractional shares	—	—	—	—		—	—	(12)	—	—	—
Stock options exercised	10	22	—	—		—	115	—	—	—	—
Tax effect of stock options exercised	—	—	—	—		—	53	—	—	—	—
Cash dividends on common stock (Class A $0.98, Class B $1.12)	—	—	—	—			—	(12,859)	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—		—	—	—	(4,739)	—	(4,739)

Comprehensive income											$27,314

Balance, December 31, 2005	10,700	21,400	1,993	199	22	2	104,285	32,827	(940)	(2,265)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity — Continued
Years ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehensive	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	B-shares	Capital	earnings	income (loss)	stock	Income
Balance, December 31, 2005	10,700	$21,400	1,993	$199	$2	104,285	$32,827	$(940)	$(2,265)
Net income for the year ended December 31, 2006	—	—	—	—		—	21,568	—	—	$21,568
Conversion of Class B common stock to Class A common stock	5	11	(5)	(1)		—	(10)	—	—	—
5% stock dividends declared (December)	527	1,054	100	11		15,588	(16,653)	—	—	—
Undistributed shares registered (20 shares)			20	2	(2)	22
Cash in lieu of fractional shares	—	—	—	—	—	—	(12)	—	—	—
Stock option expense						733
Stock options exercised	55	110	—	—	—	556	—	—	—	—
Tax effect of stock options exercised	—	—	—	—	—	358	—	—	—	—
Adjustment, to initially apply FASB No. 158, net of tax	—	—	—	—	—	—	—	(2,504)	—	—
Cash dividends on common stock (Class A $1.11, Class B $1.28)	—	—	—	—		—	(14,256)	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	—	1,171	—	1,171

Comprehensive income										$22,739

Balance, December 31, 2006	11,287	$22,575	2,108	$211	$—	$121,542	$23,464	$(2,273)	$(2,265)

The accompanying notes are an integral part of this statement.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year ended December 31,

	2006	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$21,568	$32,053	$20,033
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,454	1,307	2,633
Stock compensation expense	733	—	—
Provision for loan losses	1,803	1	6
Amortization of premiums and discounts on loans, mortgage-backed securities and investments	(2,415)	(1,106)	7,577
Income tax benefit on stock options	—	53	331
(Benefit)provision for deferred income taxes	(1,937)	189	(1,442)
Gains on sale other real estate	(2,129)	(2,494)	(2,102)
Gains on sale of loans	(379)	(508)	(480)
Gains on sales of investment securities available for sale	(383)	(227)	(810)
Gains on sales of premises and equipment – VIE’s	—	(16,779)	—
Gain from refinance of assets – VIE	—	(1,892)	—
Distributions from equity investments	(645)	—	—
Income from bank owned life insurance	(847)	(845)	(966)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,651)	(1,400)	719
Decrease (increase) in other assets	9,938	9,061	(8,225)
Increase (decrease) in accrued interest payable	4,048	1,004	(2,131)
Increase in other liabilities	3,614	3,807	3,335

Net cash provided by operating activities	32,772	22,224	18,478

Cash flows from investing activities
Proceeds from calls and maturities of investment securities held to maturity	38	46,685	153,714
Purchases of investment securities held to maturity	—	(90,025)	(255,150)
Proceeds from calls and maturities of investment securities available for sale	40,408	38,066	60,836
Proceeds from sales of investment securities available for sale	4,613	13,897	27,860
Purchase (redemption) of Federal Home Loan Bank stock	5,797	(5,973)	307
Purchases of investment securities available for sale	(19,363)	(25,137)	(13,812)
Net (increase) decrease in loans	(51,028)	(84,372)	46,256
Purchases of premises and equipment	(848)	(900)	(596)
Net proceeds from sale of premises and equipment – VIE’s	15,695	88,171	—
Net cash disbursed to partners – VIE’s	—	(22,068)	—
Distributions from equity investments	645	—	—
Purchases of premises and equipment through VIE	—	(58,691)	(66,990)

Net cash used in investing activities	(4,043)	(100,347)	(47,575)

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
Year ended December 31,

	2006	2005	2004
	(In thousands)
Cash flows from financing activities
Decrease in non-interest bearing and interest bearing demand deposits and savings accounts	$(21,088)	$(164,396)	$(14,295)
Increase (decrease) in time deposits	183,135	119,424	(34,382)
Principal payments on mortgage	(65)	(63)	(60)
Proceeds from subordinated debentures, net	—	—	25,000
Cash dividends in lieu of fractional shares	(11)	(12)	(11)
(Repayments) proceeds from short term borrowings	(51,500)	87,000	17,500
(Repayments) proceeds from long term borrowings	(56,413)	45,000	(7,500)
Mortgage debt incurred – VIE’s	—	65,097	56,249
Repayment of mortgage debt – VIE’s	(18,014)	(57,472)	—
Income tax benefit on stock options	358	—	—
Issuance of common stock under stock option plans	666	190	834
Cash dividends paid	(14,256)	(12,859)	(12,199)

Net cash provided by financing activities	22,812	81,909	31,136

Net increase in cash and cash equivalents	51,541	3,786	2,039

Cash and cash equivalents at beginning of year	30,895	27,109	25,070

Cash and cash equivalents at end of year	$82,436	$30,895	$27,109

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$42,324	$30,792	$29,432

Income taxes	$8,958	$13,450	$8,705

(The remainder of the page was intentionally left blank)
The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares”), through its wholly owned subsidiaries Royal Bank America (Royal Bank) and Royal Asian Bank (“Royal Asian”), (collectively known as the “Banks”), offers a full range of banking services to individual and corporate customers located in Pennsylvania, New Jersey and Delaware. The Banks compete with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of both Banks with respect to one or more of the services it renders.
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Royal Bancshares and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Asian (effective July 17, 2006) and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, and the following which are owned 60% by Royal Bank America: Royal Bank America Leasing, LP, RBA ABL Group, LP, RBA Capital, LP, Crusader Servicing Corporation and Royal Tax Lien Services, LLC. Both of Royal Bancshares’ Trusts’ are not consolidated as further discussed in Note A-19. All significant inter-company transactions and balances have been eliminated.
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 applied immediately to interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46(R) with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of Special Purpose Entities (SPE). Royal Bancshares currently has no SPEs. Royal Bancshares adopted the provisions of FIN 46 effective for the period ended March 31, 2004, which required Royal Bancshares to consolidate its investments in real estate partnerships and deconsolidate its investment in two trusts. Prior to FIN 46 and 46(R), Royal Bancshares accounted for its investments in the real estate partnerships under the equity method of accounting.
Royal Bancshares’ investments in real estate partnerships and trusts are further discussed in Note A -19.
2. Recent Accounting Pronouncements
On January 1, 2006, Royal Bancshares adopted SFAS No. 123 (revised 2004), “Share-based Payment” (SFAS 123R). Prior to January 1, 2006, Royal Bancshares accounted for its stock-based compensation plans under a fair value-based method of accounting. The adoption of SFAS 123R impacted the recognition of stock compensation for any awards granted to retirement-eligible employees and the presentation of cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) in the Consolidated Statement of Cash Flows. For additional information, see Note L of the Consolidated Financial Statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statemtent amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Royal Bancshares adopted this guidance on January 1, 2007. The adoption did not have any effect on Royal Bancshares’ financial position or results of operations.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets”- An Amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Royal Bancshares adopted this statement effective January 1, 2007. The adoption will not have a material effect on Royal Bancshares’ financial position or results of operations.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 31, 2006 and will be adopted by Royal Bancshares in the first quarter of 2007. Royal Bancshares is currently assessing the impact, if any, of FIN 48.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specific benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Royal Bancshares is continuing to evaluate the impact of this consensus, which may require Royal Bancshares to recognize an additional liability and compensation expense related to its BOLI policies.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. Royal Bancshares is continuing to evaluate the impact of this consensus, but does not expect that the guidance will have material effect on Royal Bancshares’ consolidated financial position or results of operations.
In September 2006, the FASB issued FASB SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a frame work for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. Royal Bancshares is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position or results of operations.
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or the balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. Royal Bancshares has analyzed SAB No. 108 and determined that adoption of it did not impact on the reported financial position or results of operations.
On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (“OCI”). SFAS 158 further requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service cost credits, and transition assets or obligations as a component of Accumulated OCI. This statement was effective as December 31, 2006. The adoption of SFAS 158 reduced Accumulated OCI by approximately $2.5 million after tax in 2006.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In February 2007, the FASB issued SFAS No. 159, The Fair Value of Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. Royal Bancshares is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.
3. Investment Securities
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
4. Loans held for sale
During 2006, Royal Bancshares closed its residential mortgage division and discontinued originating mortgages for resale on the secondary market. The previously held loans are classified as loans held for sale and are carried at the lower of cost or estimated fair value. Fair value from prior periods were determined by the purchase price quoted in the sales agreement.
5. Transfer of Financial Assets
Royal Bancshares accounts for the transfer of financial assets in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have be isolated from Royal Bancshares, (2) the transferee obtains the right (free of conditions that constrain it from taken advantage of that right) to pledge or exchange the transferred assets, and (3) Royal Bancshares does not maintain effective control over the transferred asset through an agreement to repurchase them before maturity.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
6. Loans and Allowance for Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Decreases in the allowance result from management’s determination that the allowance for loan losses exceeds their estimates of potential loan loss. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
Royal Bancshares accounts for guarantees in accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Royal Bancshares has financial and performance letters of credit. Financial letters of credit require a company to make a payment if the customer’s condition deteriorates, as defined in agreements. Performance letters of credits require Royal Bancshares to make payments if the customer fails to perform certain non-financial contractual obligations.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
7. Other Real Estate
Royal Bancshares carries other real estate at the fair market value less estimated costs for the disposition of the property. Management will monitor cases in which the property value exceeds the book value. Costs relating to holding the property are expensed when incurred. Other real estate owned of approximately $924,000 and $3,834,000 at December 31, 2006 and 2005, respectively, is included in other assets on the consolidated balance sheets. Real estate acquired in settlement of loans during 2006, 2005 and 2004 was approximately $1,285,000, $5,053,000 and $5,535,000, respectively.
8. Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the accelerated methods over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Expected term included lease options periods to the extent that the exercise of such options is reasonably assured.
9. Bank-Owned Life Insurance
Royal Bank has purchased life insurance policies on certain executives. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income.
10. Income Taxes
Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, investments in partnerships, accrued pension liability, deferred compensation plans, asset valuation reserves and net operating loss carryovers. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Royal Bancshares and its subsidiaries file a consolidated federal tax return.
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
12. Stock Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The costs are measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Royal Bancshares recorded compensation expense relating to stock options of $733,000 during 2006.
Royal Bancshares adopted SFAS No. 123(R) on January 1, 2006, under the modified prospective method. Compensation cost has been measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the non-vested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Company was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No. 123(R).
At December 31, 2005, Royal Bancshares had both a director and employee stock-based compensation plan, which are more fully described in Note L. The Company had applied Accounting Principles Board Opinion No. 25 and related Interpretations, in accounting for the stock option plan prior to January 1, 2006. Under APB Opinion No. 25, stock options issued under the Company’s stock option plan had no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
13. Benefit Plans
Royal Bancshares has a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees. Net pension expense consists of service costs and interest costs. Royal Bancshares accrues pension costs as incurred.
In September 2006, the FASB issued Statement No. 158, as an amendment to FASB Statements No. 87, 88, 106 and 132R. Statement No. 158 requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of Statement No. 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. In addition, Statement No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The adoption of Statement No. 158 as of December 31, 2006 resulted in an increase to the benefit obligation of $3.9 million and a decrease to accumulated other comprehensive income by $2.5 million, net of taxes.
14. Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
15. Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments consist primarily of investment securities, loans, deposits and borrowings.
16. Advertising Costs
Royal Bancshares’ expensed advertising costs of $427,000, $360,000 and $289,000 for 2006, 2005 and 2004, respectively.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
17. Comprehensive Income
Royal Bancshares reports comprehensive income which includes net income as well as certain other items, which result in a change to equity during the period.
The income tax effects allocated to comprehensive gains (losses) is as follows (in thousands):

	December 31, 2006
		Tax	Net of
	Before tax	(benefit)	tax
	amount	expense	amount
Unrealized gains on securities
Unrealized holding gains arising during period	$2,185	$765	$1,420
Less reclassification adjustment for gains realized in net income	383	134	249

Other comprehensive gain, net	$1,802	$631	$1,171

	December 31, 2005
		Tax	Net of
	Before tax	(benefit)	tax
	amount	expense	amount
Unrealized losses on securities
Unrealized holding losses arising during period	$(6,978)	$(2,387)	$(4,591)
Less reclassification adjustment for gains realized in net income	227	79	148

Other comprehensive loss, net	$(7,205)	$(2,466)	$(4,739)

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

	December 31, 2004
		Tax	Net of
	Before tax	(benefit)	tax
	amount	expense	amount
Unrealized losses on securities
Unrealized holding losses arising during period	$(3,150)	$(1,069)	$(2,081)
Less reclassification adjustment for gains realized in net income	810	275	535

Other comprehensive loss, net	$(3,960)	$(1,344)	$(2,616)

The components of accumulated other comprehensive income (loss) at December 31, 2006, 2005 and 2004 are as follows:

(in thousands)	2006	2005	2004
Unfunded benefit obligation	$(2,504)	$—	$—
Unrealized gains (losses) on “AFS” investments	231	(940)	3,799

Accumulated other comprehensive (loss) income	$(2,273)	$(940)	$3,799

(Continued)
18. Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications had no effect on net income
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
19. Variable Interest Entities (VIE)
Real estate owned via equity investments
Royal Bancshares, together with a real estate development company, formed Brook View Investors, L.L.C. (“Brook View”) in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions converted to 50% for Royal Bancshares and 50% for the development company. On October 19, 2005, Brook View sold the apartment buildings for approximately $23.7 million, which resulted in Royal Bancshares recording an after tax gain of approximately $3.3 million. As a result of the sale, Royal Bancshares discontinued consolidating the financial statements of Brook View during the fourth quarter 2005.
Royal Bancshares, together with a real estate development company, formed Burrough’s Mill Apartment, L.L.C. (“Burrough’s Mill”) in December 2001. Burrough’s Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions converted to 50% for Royal Bancshares and 50% for the development company. On October 19, 2005, Burroughs Mill sold the apartment buildings which resulted in Royal Bancshares recording an after tax gain of approximately $7.6 million. As a result of the sale Royal Bancshares discontinued consolidating the financial statements of Burrough’s Mill during the fourth quarter 2005.
Royal Bancshares, together with a real estate development company, formed Main Street West Associates, L.P. (“Main Street”) in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. Royal Bancshares invested 93% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions converted to 50% for Royal Bancshares and 50% for the development company. On June 30, 2005, Main Street sold the property for approximately $5.3 million and paid back Royal Bancshares’s original investment plus the accrued preferred return in full. As a result of the return of capital Royal Bancshares discontinued consolidating the financial statements of Main Street during the second quarter 2005.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Royal Bancshares, together with a real estate investment company, formed 212 C Associates, L.P. (“212 C”) in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. Royal Bancshares invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions converted to 50% for Royal Bancshares and 50% for the investment company. On June 7, 2005, 212 C refinanced the debt for approximately $19.1 million which resulted in a distribution to Royal Bancshares of approximately $4.0 million which paid back Royal Bancshares’s original investment and accrued preferred return. In addition, Royal Bancshares received a profit of $1.8 million as result of this distribution. As a result of the transaction, Royal Bancshares no longer qualifies as the primary beneficiary and discontinued consolidating this VIE during the second quarter 2005.
Royal Bancshares, together with a real estate development company, formed Royal Scully Associates, G.P. (“Royal Scully”) in September 2005. Royal Scully was formed to convert an apartment complex into condominiums in Blue Bell, Pennsylvania. The development company is the general partner of the project. Royal Bancshares invested 66% of initial capital contributions, or $2.5 million, with the development company holding the remaining equity interest. In addition Royal Bancshares holds two notes totaling $9.2 million with a competitive term and interest rate. Upon the repayment of the initial capital contributions and a preferred return, distributions will convert to 50% for Royal Bancshares and 50% for the development company. In consolidating the financial statements of Royal Scully into Royal Bancshares the period of November to November for the years presented are used due to the availability of the company’s financial statements. At December 31, 2006 Royal Scully had total assets of $44.5 million of which $42.5 million is real estate as reflected on the consolidated balance sheet and total borrowings of $38.5 million, of which $9.2 million relates to notes discussed above and of which $-0- is guaranteed by Royal Bancshares. Royal Bancshares has determined that Royal Scully is a VIE and it is the primary beneficiary. Royal Bancshares’ exposure to loss due to its investment in and receivables due from Royal Scully is $12.7 million at December 31, 2006.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Trust Preferred Securities
Management previously determined that Royal First Capital Trust I/II (“Trusts”) utilized for the Royal Bancshares $25,774,000 of pooled trust preferred securities issuance, qualifies as a variable interest entities under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to Royal Bancshares. The Trusts hold, as their sole asset, subordinated debentures issued by Royal Bancshares in 2006.
Royal Bancshares does not consolidate the Trusts as FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if Royal Bancshares has the right to a majority of the Trusts expected returns. The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774,400. In addition, the income received on the Royal Bancshares’ common stock investments is included in other income. The adoption of FIN 46(R) did not have a material impact on Royal Bancshares’ financial position or results of operations. The Federal Reserve Bank has issued final guidance on the regulatory treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as a part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.
20. Interest Rate Swaps
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
Royal Bancshares currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts in which a series of interest flows are exchanged over a prescribed period. The notional amount of $60.6 million on which interest payments are based is not exchanged. During the third quarter ended September 30, 2005 Royal Bancshares recorded an expense in the amount of $676,000 in other operating expenses which reflects the fair value of the interest rate swaps resulting from Royal Bancshares not meeting the upfront documentation and the effectiveness assessment requirements of SFAS 133. As of October 1, 2005 and each quarter thereafter, Royal Bancshares had completed documentation determining the effectiveness of each hedge using the shortcut method or the Volatility Reduction Measure (“VRM”). Since it was determined that these swaps are effective and should be treated as a fair value hedge, the previously recorded expense was reduced by $592,000 through December 31, 2006.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
At December 31, 2006 and 2005, the information pertaining to outstanding interest rate swap agreements used to hedge fixed rate loans and investments is as follows:

	December 31,
(in thousands)	2006	2005
Notional Amount	$60,588	$60,000
Weighted average pay rate	5.524%	4.40%
Weighted average receive rate	4.575%	3.87%
Weighted average maturity (years)	4.6	4.5
Fair value of interest rate swaps	($1,074)	($1,281)
The change in the notional amount of the swaps from 2005 to 2006 is related to $5.6 million of new contracts during 2006 offset by $5.0 million of the swaps which were in existence at the end of 2005 maturing during 2006. The fair value on the interest rate swaps included above is estimated by a third party using characteristics such as the current interest environment in conjunction with the remaining term.
Collateral Requirements
At December 31, 2006, Royal Bancshares was required to maintain collateral in the amount of $1.1 million related to the unrealized loss on interest rate swaps. The collateral is in the form of a government sponsored mortgage-backed security.
21. Restrictions on Cash and Amounts Due From Banks
Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $6,818,000 and $7,668,000, respectively. At December 31, 2006 Royal Asian was not required to maintain an average balance with the Federal Reserve Bank.
22. Federal Home Loan Bank Stock
Federal law requires that a member institution of the Federal Home Loan Bank System to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost.
23. Significant Concentration of Credit Risk
Most of Royal Bancshares’ activities are with customers located with in Pennsylvania, New Jersey and Delaware region of the country. Note C discusses the types of securities in which Royal Bancshares invests in. Note D discusses the types of securities in which Royal Bancshares engages. Royal Bancshares does not have any significant concentration to any one industry or customers.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE B – SEGMENT INFORMATION
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
Royal Bancshares’ community banking segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Banks to fund them with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer lending.
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
As a result of FIN 46(R), as of December 31, 2006 and 2005 Royal Bancshares is reporting on a consolidated basis its interest in one equity investment as a VIE, which has different characteristics than the community banking segment. Royal Bancshares has an investment in an apartment complex that is being converted into condominiums.
As of December 31, 2004, Royal Bancshares reported on a consolidated basis its interest in four equity investments as VIE’s, which have different characteristics that the community banking segment. Royal Bancshares had investments in two apartment complexes and two buildings leased as a commercial office space.
The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE B – SEGMENT INFORMATION — Continued
Selected segment information and reconciliations to consolidated financial information are as follows:

	Community	Tax Lien	Equity
(in thousands)	Bank	Operation	Investments	Consolidated
December 31, 2006
Total assets	$1,268,104	$43,672	$44,535	$1,356,311

Total deposits	859,457	—	—	859,457

Interest income	88,459	4,547	—	93,006
Interest expense	39,941	3,323	3,108	46,372

Net interest income (losses)	48,518	1,224	(3,108)	46,634
Provision for loan losses	1,778	25	—	1,803
Total non-interest income	3,871	1,473	6,627	11,971
Total non-interest expense	20,882	2,164	1,606	24,652
Minority interest expense	567	—	—	567
Income taxes	9,115	230	670	10,015

Net Income	$20,047	$278	$1,243	$21,568

December 31, 2005
Total assets	$1,187,825	$52,162	$61,032	$1,301,019

Total deposits	697,409	—	—	697,409

Interest income	71,733	4,727		76,460
Interest expense	28,377	2,862	557	31,796

Net interest income (losses)	43,356	1,865	(557)	44,664
Provision for loan losses	—	1	—	1
Total non-interest income	3,827	1,581	19,418	24,826
Total non-interest expense	21,683	2,786	262	24,731
Minority interest expense	68	—	—	68
Income taxes	5,830	297	6,510	12,637

Net Income	$19,602	$362	$12,089	$32,053

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE B – SEGMENT INFORMATION – Continued

	Community	Tax Lien	Equity
(in thousands)	Bank	Operation	Investments	Consolidated
December 31, 2004
Total assets	$1,088,031	$50,196	$67,047	$1,205,274

Total deposits	742,382	—	—	742,382

Interest income	62,621	4,920		67,541
Interest expense	23,775	1,896	1,630	27,301

Net interest income (losses)	38,846	3,024	(1,630)	40,240
Provision for loan losses	—	6	—	6
Total non-interest income	4,800	1,227	7,133	13,160
Total non-interest expense	16,740	3,372	4,780	24,892
Minority interest expense	555	—	—	555
Income taxes	7,272	389	253	7,914

Net Income	$19,079	$484	$470	$20,033

Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $3,323,000, $2,862,000 and $1,896,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest paid to the Community Banking segment by the Equity Investment was approximately $0, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of Royal Bancshares’ investment securities held to maturity and available for sale are summarized as follows (in thousands):

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held to maturity
Other securities	$60,300	$2,065	$(425)	$61,940
U.S. government agencies	195,000	—	(2,820)	192,180
Mortgage backed securities	129	—	—	129

	$255,429	$2,065	$(3,245)	$254,249

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities available for sale
Preferred and common stock	$15,961	$1,703	$(62)	$17,602
Corporate bonds	81,247	174	(382)	81,039
U.S. government agencies	104,980	—	(3,408)	101,572
Trust preferred securities	38,657	2,828	—	41,485
Mortgage backed securities	47,701	10	(1,004)	46,707
Other securities	13,135	496	—	13,631

	$301,681	$5,211	$(4,856)	$302,036

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES — Continued

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held to maturity
Corporate securities	$60,300	$1,902	$—	$62,202
U.S. government agencies	195,000	—	(4,171)	190,829
Mortgage backed securities	167	—	—	167

	$255,467	$1,902	$(4,171)	$253,198

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities available for sale
Preferred and common stock	$5,129	$88	$—	$5,217
Corporate bonds	109,564	670	(1,700)	108,534
U.S. government agencies	104,979	—	(3,281)	101,698
Trust preferred securities	36,174	3,559	—	39,733
Foreign bonds	2,995	20	—	3,015
Mortgage backed securities	56,628	126	(862)	55,892
Other securities	12,166	81	(147)	12,100

	$327,635	$4,544	$(5,990)	$326,189

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES — Continued
The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2006
	Held to maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Within 1 year	$35,000	$34,493	$61,176	$60,977
After 1 but within 5 years	220,311	219,638	89,742	87,700
After 5 but within 10 years	35	35	13,779	13,749
After 10 years	83	83	117,927	118,801
No contractual maturity	—	—	19,057	20,809

	$255,429	$254,249	$301,681	$302,036

Proceeds from the sale of investment securities available for sale during 2006, 2005 and 2004 were $4,613,000, $13,897,000 and $27,860,000, respectively, resulting in gross realized gains (losses) of $383,000 ($0), $300,000 ($73,000) and $900,000 ($90,000) and during 2006, 2005 and 2004, respectively. Royal Bancshares recorded a tax expense equivalent to 35% of the gains which resulted in a tax expense of $134,000, $79,000 and $284,000 during 2006, 2005, and 2004, respectively.
As of December 31, 2006, investment securities with a book value of $173,618,000 were pledged as collateral to secure advances with the Federal Home Loan Bank.
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES — Continued
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	value	losses	value	losses	value	losses

Held to maturity
US government agencies	$—	$—	$192,180	$(2,820)	$192,180	$(2,820)
Other securities	24,575	(425)	—	—	24,575	(425)

Total held to maturity	$24,575	$(425)	$192,180	$(2,820)	$216,755	$(3,245)

Available for Sale
US government agencies	$—	$—	$101,572	$(3,408)	$101,572	$(3,408)
Mortgage backed securities	11,962	(274)	33,801	(730)	45,763	(1,004)
Corporate bonds	10,538	(9)	37,032	(373)	47,570	(382)
Preferred and common stock	830	(62)	—	—	830	(62)

Total available for sale	$23,330	$(345)	$172,405	$(4,511)	195,735	$(4,856)

Total temporarily impaired securities	$47,905	$(770)	$364,585	$(7,331)	$412,490	$(8,101)

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES – Continued
In management’s opinion the unrealized losses reflect changes in interest rates subsequent to the purchase of specific securities. At December 31, 2006, there were 25 securities in the less than twelve month category and 36 in the twelve or more month category and of the $412 million fair value of investments, $321 million consisted of government bonds and government secured mortgage backed securities which maintain an AAA rating. Royal Bancshares has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairments of the securities.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	value	losses	value	losses	value	losses

Held to Maturity
US government agencies	$108,426	$(1,574)	$82,403	$(2,597)	$190,829	$(4,171)

Total held to maturity	$108,426	$(1,574)	$82,403	$(2,597)	$190,829	$(4,171)

Available for Sale
US government agencies	$9,886	$(114)	$91,812	$(3,167)	$101,698	$(3,281)
Mortgage backed securities	22,387	(381)	17,992	(481)	40,379	(862)
Corporate bonds	51,312	(1,700)	—	—	51,312	(1,700)
Other bonds	10,121	(147)	—	—	10,121	(147)

Total available for sale	$93,706	$(2,342)	$109,804	$(3,648)	$203,510	$(5,990)

Total temporarily impaired securities	$202,132	$(3,916)	$192,207	$(6,245)	$394,339	$(10,161)

(The remainder of the page was intentionally left blank)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE D — LOANS
Major classifications of loans are as follows (in thousands):

	2006	2005
Commercial and industrial	$43,019	$30,075
Construction and land development	183,534	177,102
Single family and residential	43,338	41,900
Other real estate secured	319,894	296,051
Leases (net of unearned income)	13,404	2,623
Other	1,333	3,868

	604,522	551,619

Less
Unearned income	(1,564)	(1,983)

Total loans	$602,958	$549,636

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $6,560,000 and $4,371,000 at December 31, 2006 and 2005, respectively. If interest had been accrued, such income would have been approximately $683,000, $506,000 and $209,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Management believes it has adequate collateral to limit its credit risk with these loans.
Royal Bancshares granted loans to the officers and directors of Royal Bancshares and to their associates. In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $11,434,000 and $13,338,000 at December 31, 2006 and 2005, respectively. During 2006, 1 new loan totaling $500,000 was made and repayments totaled $2,404,000.
Impaired loans which include loans on which the accrual of interest has been discontinued, was approximately $14,608,000 and $10,003,000 at December 31, 2006 and 2005, respectively. Royal Bancshares identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The income recognized on impaired loans during 2006, 2005 and 2004 was $641,000, $-0- and $-0-, respectively. The average balance of impaired loans at December 31, 2006, 2005 and 2004 was $13,776,000, $13,471,000, and $12,045,000, respectively. At December 31, 2006 there was $3,645,000 of the allowance for possible loan loss reserved specifically for impaired loans. At December 31, 2005 there was $1,473,000 of the allowance for possible loan loss reserved specifically for impaired loans.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE D — LOANS — Continued
Total cash collected on impaired loans during 2006, 2005 and 2004, was $2,561,000, $3,001,000 and $919,000 of which $1,920,000, $3,001,000 and $919,000 was credited to the principal balance outstanding on such loans, respectively. Royal Bancshares’ policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. Royal Bancshares recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Royal Bancshares. If these factors do not exist, Royal Bancshares does not recognize income.
Royal Bancshares grants commercial and real estate loans primarily in the greater Philadelphia metropolitan area. Royal Bancshares has concentrations of credit risk in real estate development loans at December 31, 2006. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the economic sector.
Changes in the allowance for loan losses were as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$10,276	$12,519	$12,426
Charge-offs	(745)	(2,335)	(204)
Recoveries	121	91	291

Net (charge-offs) recoveries	(624)	(2,244)	87
Provision for loan losses	1,803	1	6

Balance at end of year	$11,455	$10,276	$12,519

NOTE E — PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows (in thousands):

	Estimated
	Useful
	Lives	2006	2005
Land	—	$2,396	$2,396
Buildings and leasehold improvements	5 - 31.5 years	7,854	7,764
Furniture, fixtures and equipment	3 - 7 years	5,772	5,225

		16,022	15,385
Less accumulated depreciation and amortization		8,256	7,012

		$7,766	$8,373

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE E — PREMISES AND EQUIPMENT—Continued
Depreciation and amortization in expense, related to premises and equipment, was approximately $1,242,000, $1,300,000 and $977,000 for the years ended 2006, 2005 and 2004, respectively. Depreciation and amortization related to equity investments is not included in the above table.
NOTE F — DEPOSITS
Deposits are summarized as follows (in thousands):

	2006	2005
Demand	$61,002	$75,754
NOW and money market	276,190	279,602
Savings	17,185	20,109
Time, $100,000 and over	285,485	203,611
Other time	219,595	118,333

	$859,457	$697,409

Maturities of time deposits for the next five years and thereafter are as follows (in thousands):

2007	$244,523
2008	126,872
2009	23,671
2010	73,682
2011	33,378
Thereafter	2,954

$505,080

NOTE G — BORROWINGS
1. Advances from the Federal Home Loan Bank
At December 31, 2006, advances from the Federal Home Loan Bank (FHLB) totaling $240,500,000 will mature within one day to seven years. The advances are collateralized by FHLB stock, government agencies and mortgage-backed securities. These advances had a weighted average interest rate of 4.67%. The average balance of advances with the FHLB during 2006 and 2005, was $306,207,000 and $312,779,000, respectively. Royal Bancshares available borrowing capacity is based on qualified collateral as of December 31, 2006. The available borrowing capacity at December 31, 2006 was approximately $300 million.
At December 31, 2005, advances from the Federal Home Loan Bank (FHLB) totaling $354,000,000 will mature within one day to eight years. These advances had a weighted average interest rate of 4.20%.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE G — BORROWINGS — Continued
Outstanding FHLB borrowings mature as follows with their corresponding weighted average rates (in thousands):

2007	5.44%	$53,000
2008	—	—
2009	5.58%	15,000
2010	5.30%	92,500
2011	—	—
Thereafter	3.27%	80,000

		$240,500

2. Other borrowings
Royal Bancshares has a note payable with PNC Bank at December 31, 2006 in the amount of $5.6 million with a maturity date of August 25, 2016. The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.
As of December 31, 2006, investment securities with a book value of $10,000,000 were pledged as collateral to secure borrowings with the PNC Bank.
3. Unsecured federal funds advances
Royal Bank has a $10 million credit line with Wachovia Bank that matures in 2007. As of December 31, 2006, $0 was outstanding. Royal Bank has a $60 million credit line with PNC Bank that matures in 2007. As of December 31, 2006, $0 was outstanding.
4. Subordinated Debentures
On October 27, 2004, Royal Bancshares completed a private placement of an aggregate of $25.0 million of Trust Preferred Securities through two newly-formed Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”). As part of this transaction, Royal Bancshares issued an aggregate principal amount of $12,887,000 of floating rate junior subordinate debt securities to Trust I, which debt securities bear an interest rate of 7.51% at December 31, 2006, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12,887,000 of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities bear an initial interest rate of 5.80% until December 2009 and then which will reset quarterly at 3-month LIBOR plus 2.15%.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE G — BORROWINGS — Continued
Each of Trust I and Trust II issued an aggregate principal amount of $12,500,000 of capital securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and an aggregate principal amount of $387,000 of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to Royal Bancshares. Royal Bancshares has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities
NOTE H — LEASE COMMITMENTS
Royal Bancshares leases various premises under non-cancelable operating lease agreements, which expire through 2012 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31,

2007	$741,000
2008	725,000
2009	538,000
2010	342,000
2011	167,000
Thereafter	46,000

$2,559,000

Rental expense for all leases was approximately $816,000, $716,000 and $664,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE I — COMMON STOCK
Each holder of Class A and Class B common stock is entitled to one vote for each Class A share and ten votes for each Class B share held. Holders of either class of common stock are entitled to conversion equivalent per share dividends when declared.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE I — COMMON STOCK...Continued
The Class B shares may not be transferred in any manner except to the holder’s immediate family. Class B shares may be converted to Class A shares at the rate of 1.15 to 1.
On December 20, 2006, Royal Bancshares’ Board of Directors declared a 5% stock dividend to shareholders of Class “A” and Class “B” of record on January 3, 2007, which was paid on January 17, 2007. All weighted average and per share information has been retroactively restated.
NOTE J — INCOME TAXES
The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

	2006	2005	2004
Income tax expense (benefit)
Current	$11,952	$12,448	$9,356
Deferred federal tax	(1,937)	189	(1,442)

	$10,015	$12,637	$7,914

The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2006, 2005, and 2004 is as follows (in thousands):

	2006	2005	2004
Computed tax expense at statutory rate	$11,054	$15,642	$9,781
Tax-exempt income	(257)	(361)	(466)
Low-income housing tax credit	(544)	(545)	(545)
Nondeductible expense	65	—	—
Reduction of valuation allowance	—	(1,761)	—
Other, net	(303)	(338)	(619)
Effect of 35% rate bracket	—	—	(237)

Applicable income tax expense	$10,015	$12,637	$7,914

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE J — INCOME TAXES -Continued
Deferred tax assets and liabilities consist of the following (in thousands):

	2006	2005
Deferred tax assets
Allowance for loan losses	$4,009	$3,597
Asset valuation reserves	431	431
Goodwill from Knoblauch State Bank	270	539
Investment in partnerships	511	—
Accrued pension liability	3,546	1,806
Accrued stock-based compensation	256	—
Net operating loss carryovers from Knoblauch State Bank	1,585	1,761
Unrealized losses on investment securities available for sale	—	506
Other	29	—

	10,637	8,640

Deferred tax liabilities
Unrealized gains on investment securities available for sale	124	—
Penalties on delinquent tax certificates	156	182
Deferred tax related to VIE’s	—	662
Other	227	321

	507	1,165

Net deferred tax asset, included in other assets	$10,130	$7,475

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE J — INCOME TAXES — Continued
Royal Bancshares has approximately $22 million of net operating loss carryovers from the acquisition of Knoblauch State Bank (KSB) of which $5.7 million have been utilized through December 31, 2006, $4.5 million will be utilized in future years and $12 million will expire unused. These losses will fully expire in 2009. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code.
During 2005 Royal Bancshares recorded an approximate $1.7 million decrease in tax expense, resulting from the completion of an IRS audit, with respect to a valuation allowance against the deferred tax asset derived from these net operating loss carryovers.
In addition, Royal Bancshares has approximately December 31, 2006 $15.7 million of tax goodwill from the acquisition of KSB. Royal Bancshares has deducted $9.9 million of goodwill for tax purposes through December 31, 2006. Approximately $770,000 million of the remaining goodwill will be deductible effective 2010. Approximately $5.0 million of goodwill will expire unused. The utilization of this goodwill for tax purposes was subject to the limitations under Section 382 of the Internal Revenue Code. For 2006, 2005 and 2004 approximately $1,353,000 has been utilized for tax purposes, in Connection with the KSB net operating loss carryovers and tax good will.
NOTE K — EARNINGS PER SHARE
Basic and diluted EPS are calculated as follows (in thousands, except per share data):

	2006
		Average
	Income	shares	Per share
	(numerator)	(denominator)	amount
Basic EPS
Income available to common shareholders	$21,568	13,460	$1.60

Effect of dilutive securities
Stock options	—	111	(.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$21,568	13,571	$1.59

All options to purchase shares of common stock were included in the computation of 2006 diluted EPS because the exercise price was less than the average market price of the common stock.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE K — EARNINGS PER SHARE — Continued

	2005
		Average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$32,053	13,437	$2.39

Effect of dilutive securities
Stock options	—	100	(0.02)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$32,053	13,537	$2.37

All options to purchase shares of common stock were included in the computation of 2005 diluted EPS because the exercise price was less than the average market price of the common stock.

	2004
		Average
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$20,033	13,393	$1.50

Effect of dilutive securities
Stock options	—	109	(0.02)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$20,033	13,502	$1.48

All options to purchase shares of common stock were included in the computation of 2004 diluted EPS because the exercise price was less than the average market price of the common stock.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK COMPENSATION PLANS
Under Royal Bancshares’ Director’s and Employee’s Stock Option Plan, Royal Bancshares may grant options to its directors, officers and employees for up to 2,050,000 shares of common stock. The incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of Royal Bancshares’ stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. Effective January 1, 2006, Royal Bancshares adopted SFAS No. 123(R); “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the year ended December 31, 2006, Royal Bancshares recognized $733,000 in compensation expense for stock options.
Prior to the adoption of SFAS No. 123(R), Royal Bancshares presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash flows. SFAS No. 123(R) requires the cash flows resulting from all tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $358,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash flow if the Company had not adopted SFAS No. 123(R).
The following table illustrates the effect on Royal Bancshares’ reported net income and earnings per share, if Royal Bancshares had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation prior to the adoption date:

	Years Ended
	December 31,
(in thousands)	2005	2004
Net income, as reported	$32,053	$20,033
Less: Stock-based compensation costs under fair value based method for all awards, net of tax	(682)	(490)

Pro forma net income	31,371	19,543

Earnings per share –Basic As Reported	$2.39	$1.50
Pro forma	2.33	1.46
Earnings per share –Diluted As Reported	2.37	1.48
Pro forma	2.32	1.45
The fair value of each option grant is estimated on the dated of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Dividend yield	4.090%	4.845%	4.090%
Expected life	7 years	7 years	7 years
Expected volatility	24.470%	26.640%	25.970%
Risk-free interest rate	4.710%	4.690%	4.216%
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK COMPENSATION PLANS -Continued
The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Royal Bancshares’ history and expectation of dividend payouts.
1. Outside Directors’ Stock Option Plan
Royal Bancshares adopted a non-qualified outside Directors’ Stock Option Plan (the “Directors’ Plan”). Under the terms of the Directors’ Plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually. The options are exercisable one year after the date of grant date and must be exercised within ten years of the grant.
A summary of the status of the Directors’ Plan is presented below:

	Years Ended December 31,
	2006			2005		2004
		Weighted			Weighted		Weighted
		Average	Average(1)		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value	Shares	Price	Shares	Price

Outstanding at beginning of year	95,621	$17.65		84,509	$16.14	76,389	$13.92
Granted	17,325	21.78		17,672	21.70	18,025	22.38
Exercised	(10,394)	17.96		(6,560)	9.79	(9,905)	10.77

Outstanding at end of year	102,552	$18.41	$807,084	95,621	$17.65	84,509	$16.14

Options exercisable at end of year	85,227	$17.72	$729,351
Weighted-average fair value of options granted during the year		$4.91			$4.27		$4.90

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2006. This amount changes based on the changes in the market value in Royal Bancshares’ stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK COMPENSATION PLANS —Continued
Information pertaining to options outstanding at December 31, 2006 is as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	Outstanding	life (years)	price	exercisable	price
$9.13	2,258	0.2	$9.13	2,258	$9.13
$10.59 - $18.28	50,529	4.4	$15.56	50,529	$15.27
$21.78 – $22.39	49,765	8.2	$22.01	32,440	$22.14

	102,552			85,227

The following table provides detail for non-vested shares under the Directors Plan as of December 31, 2006:

	Number	Weighted Average
	of	Grant Date Fair
	Shares	Value
Non-vested options December 31, 2005	17,672	$21.70
Granted	17,325	21.78
Vested	(17,672)	21.70

Non-vested options December 31, 2006	17,325	21.78
There were a total of 17,325 unvested options at December 31, 2006, with a fair value of approximately $85,000 and approximately $42,000 remained to be recognized in expense. The total intrinsic value for options that were exercised during 2006, 2005, and 2004, was $83,000, $92,000 and $137,000, respectively.
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
A summary of the status of the Plan is presented below:

	Years Ended December 31,
	2006			2005		2004
		Weighted			Weighted		Weighted
		Average	Average		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value (1)	Shares	Price	Shares	Price

Outstanding at beginning of year	774,029	$18.68		635,679	$17.90	458,851	$14.71
Granted	157,500	21.78		160,650	21.46	273,518	22.38
Exercised	(46,877)	14.14		(5,668)	13.83	(37,103)	10.76
Forfeited	(30,848)	22.01		(16,632)	21.71	(59,587)	19.15

Outstanding at end of year	853,804	$19.48	$5,805,867	774,029	$18.68	635,679	$17.90

Options exercisable at end of year	390,819	$17.04	$3,610,239
Weighted-average fair value of options granted during the year		$4.91			$4.27		$4.90

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2006. This amount changes based on the changes in the market value in Royal Bancshares’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK OPTION PLANS — Continued
     Information pertaining to options outstanding at December 31, 2006 is as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	Outstanding	life (years)	price	exercisable	price
$9.13	14,015	0.2	$9.13	14,015	$9.13
$10.58 - $18.27	311,146	4.8	15.26	255,176	14.99
$21.78 – $22.39	528,643	8.0	22.07	121,628	22.26

	853,804			390,819

The following table provides detail for non-vested shares under the Employees’ Plan as of December 31, 2006:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Non-vested options December 31, 2005	460,956	$20.42
Granted	157,500	21.78
Vested	(124,623)	28.30
Forfeited/ expired	(30,848)	22.01

Non-vested options December 31, 2006	462,985	$21.35
There were a total of 462,985 unvested options at December 31, 2006, with a fair value of approximately $2,165,000 and approximately $1,797,000 remained to be recognized in expense. The total intrinsic value for options that were exercised during 2006, 2005, and 2004, was $521,000, $49,000 and $81,000, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE M — PENSION PLANS
Royal Bancshares has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. Royal Bancshares-sponsored pension plan provides retirement benefits under pension trust agreements and under contracts with insurance companies. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment. Royal Bancshares’ policy is to fund pension costs allowable for income tax purposes. On December 31, 2006, Royal Bancshares adopted SFAS 158 which requires the recognition of a plan’s over-funded or under-funded status as an asset liability with an offsetting adjustment to Accumulated OCI. SFAS 158 requires the determination of the fair values of a plans assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. These amounts were previously netted against the plan’s funded status in Royal Bancshares Consolidated Balance Sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as components of net periodic benefits cost. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of Accumulated OCI. Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.
The incremental effect of applying SFAS No 158 on individual lines of consolidated balance sheet at December 31, 2006 was

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
Deferred tax asset	$8,782	$1,348	$10,130
Total assets	1,354,963	1,348	1,356,311
Benefit obligation	7,052	3,851	10,903
Other liabilities	1,186,055	3,852	1,189,907
Accumulated other comprehensive Income, net of tax	231	(2,504)	(2,273)
Total stockholders equity	165,758	(2,504)	163,254
The following table sets forth the plan’s funded status and amounts recognized in Royal Bancshares’ consolidated balance sheets (in thousands):

	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$6,244	$4,303
Service cost	773	1,725
Interest cost	347	248
Other changes	(312)	(32)

Benefits obligation at end of year	7,052	6,244

Amounts recognized in accumulated other comprehensive income, pre tax	3,851	—

Total recognized benefit obligation	$10,903	$6,244

Weighted-average assumptions used to determine benefit obligations, end of year
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE M — PENSION PLANS—Continued

	December 31
	2006	2005
Discount rate	5.41%	6.00%
Rate of compensation increase	4.00%	4.00%
Net pension cost included the following components (in thousands):

	2006	2005	2004
Service cost	$773	$1,477	$570
Interest cost	347	248	205

Net periodic benefit cost	$1,120	$1,725	$775

Benefit payments projected to be made from the Nonqualified Pension Plan are as follows:

Non Qualified
(amounts in thousand)	Pension Plans (1)
2007	$36
2008	64
2009	478
2010	510
2011	576
Thereafter	20,492

$22,156

(1)	Benefits payments expected to be made from insurance policies owned by Royal Bank. The cash surrender value for these policies was approximately $1,427,000 and $1,462,000 as of December 31, 2006 and 2005, respectively.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE M — PENSION PLANS—Continued
Defined Contribution Plan
Royal Bancshares has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with Royal Bancshares matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit. Matching contributions to the plan were approximately $206,000, $155,000 and $162,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE N — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK — Continued
Royal Bancshares’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Royal Bancshares uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments
The contract amounts are as follows (in thousands):

	December 31.
	2006	2005
Financial instruments whose contract amounts represent credit risk
Open-end lines of credit	$103,169	$148,226
Commitments to extend credit	28,543	28,189
Standby letters of credit and financial guarantees written	4,862	3,228
Financial Instruments whose notional amount exceed the amount the amount of credit risk
Interest rate swap agreements	$60,588	$60,000
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
Standby letters of credit are conditional commitments issued by Royal Bancshares to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 2007. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Royal Bancshares holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is approximately 75%.
Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts in the event of a termination.

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
Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2006 and 2005 were as follows:
Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows (in thousands):

	2006		2005
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount
Cash and cash equivalents	$82,436	$82,436	$30,895	$30,895
Investment securities held to maturity	254,249	255,429	253,198	255,467
Investment securities available for sale	302,036	302,036	326,189	326,189
Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows (in thousands):

	2006		2005
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount
Deposits with stated maturities	$513,335	$505,080	$327,879	$321,944
Borrowings	245,648	246,087	355,547	354,000
Subordinated debt	25,774	25,774	25,774	25,774
Obligations from equity investments	29,342	29,342	47,356	47,356
(Continue)

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

	2006		2005
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors, as follows (in thousands):

	2006		2005
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount
Loans held for sale	$—	$—	$803	$803
Loans, net	583,504	591,503	538,804	539,360
The fair value of accrued interest receivable and payable approximates carrying amounts.
The fair value of interest rate swaps are based upon the estimated amount Royal Bancshares would receive or pay to terminate the contract or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swaps as of December 31, 2006 was a negative $1.1 million on a notional amount $60.6 million. The fair value of the interest rate swaps as of December 31, 2005 was a negative $1.3 million on a notional amount $60 million.
Royal Bancshares’ remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of Royal Bancshares’s deposits is required by SFAS No. 107.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE P – LEGAL CONTINGENCIES
Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on Royal Bancshares’ consolidated financial statements.
NOTE Q — REGULATORY MATTERS
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
In addition, dividends paid by Royal Bank and Royal Asian to Royal Bancshares would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
2. Capital Ratios
Royal Bancshares and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Royal Bancshares’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Royal Bancshares must meet specific capital guidelines that involve quantitative measures of Royal Bancshares’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Royal Bancshares and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE Q — REGULATORY MATTERS — Continued
Quantitative measures established by regulations to ensure capital adequacy require Royal Bancshares and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2006, management believes that the Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2006, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category.
Royal Bancshares’ and the Banks’ actual capital amounts (in thousands) and ratios are also presented in the table.

	2006
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$203,190	20.38%	$79,757	8.00%	N/A	N/A
Royal Bank	150,274	16.44	73,112	8.00	$91,390	10.00%
Royal Asian	15,493	25.29	4,901	8.00	6,126	10.00

Tier I capital (to risk- weighted assets)
Company (consolidated)	191,735	19.23	39,879	4.00	N/A	N/A
Royal Bank	139,599	15.28	36,556	4.00	54,834	6.00
Royal Asian	14,727	24.04	2,450	4.00	3,676	6.00

Tier I capital(to average assets, leverage)
Company (consolidated)	191,735	14.92	38,547	3.00	N/A	N/A
Royal Bank	139,599	11.23	37,286	3.00	62,143	5.00
Royal Asian	14,727	23.03	1,918	3.00	3,197	5.00
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE Q — REGULATORY MATTERS — Continued

	2005
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$193,125	19.80%	$78,021	8.00%	N/A	N/A
Royal Bank	141,673	14.86	76,247	8.00	$95,309	10.00%

Tier I capital (to risk- weighted assets)
Company (consolidated)	182,849	18.75	39,010	4.00	N/A	N/A
Royal Bank	131,397	13.79	38,123	4.00	57,185	6.00

Tier I capital(to average assets, leverage)
Company (consolidated)	182,849	14.24	38,528	3.00	N/A	N/A
Royal Bank	131,397	10.43	37,790	3.00	62,983	5.00
NOTE R — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
Condensed financial information for the parent company only follows (in thousands).
CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
Assets Cash	$7,932	$24,119
Investment in Non bank subsidiaries — at equity	43,109	19,699
Investment in Royal Bank America — at equity	113,814	130,009
Investment in Royal Asian – at equity	14,804	—
Loans, net	5,899	4,682
Other assets	3,470	2,773

	$189,028	$181,282

Subordinated debentures	$25,774	$25,774
Stockholders’ equity	163,254	155,508

	$189,028	$181,282

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE R — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY — Continued
CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004
Income
Equity in undistributed net earnings of subsidiaries	$6,845	$19,160	$7,888
Dividends from subsidiary banks	14,267	12,859	12,199
Other income	826	173	—

Total income	21,938	32,192	20,087

Expenses
Other expenses	125	121	83
Income tax expense (benefit)	245	18	(29)

Total expenses	370	139	54

Net income	$21,568	$32,053	$20,033

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE R — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY — Continued
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$21,568	$32,053	$20,033
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed earnings from subsidiaries	(6,845)	(19,160)	(7,888)
Operating expenses	125	121	83
Non-cash income tax (benefit) expense	245	18	(29)

Net cash provided by operating activities	15,093	13,032	12,199

Cash flows from investing activities
Investment in Royal Asian	(15,000)	—	—

Net cash used in investing activities	(15,000)	—	—

Cash flows from financing activities
Loan funding	(1,217)	(4,695)	—
Cash dividends paid	(14,267)	(12,859)	(12,199)
Proceeds from subordinated debentures	—	—	25,000
Issuance of common stock under stock option plan	666	190	834
Income tax benefit on stock options	358	—	—
Other, net	(1,820)	(1,875)	(283)

Net cash (used in) provided by financing activities	(16,280)	(19,239)	13,352

Net increase (decrease) in cash	(16,187)	(6,207)	25,551

Cash at beginning of year	24,119	30,326	4,775

Cash at end of year	$7,932	$24,119	$30,326

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE S — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following summarizes the consolidated results of operations during 2006 and 2005, on a quarterly basis, for Royal Bancshares (in thousands, except per share data):

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$23,475	$25,430	$22,688	$21,413
Net interest income	11,196	13,045	11,059	11,334
Provision for loan losses	202	303	963	335

Net interest income after provision	10,994	12,742	10,096	10,999
Non interest income	2,137	3,936	2,900	2,998
Non interest expenses	5,564	7,061	6,408	6,186
Income before income taxes	7,567	9,617	6,588	7,811

Net income	$5,121	$6,515	$4,586	$5,346

Net income per share
Basic	$0.31	$0.51	$0.36	$0.42
Diluted	$0.31	$0.50	$0.36	$0.42

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$20,281	$19,645	$19,330	$17,204
Net interest income	12,297	10,894	11,635	9,838
Provision for loan losses	—	—	—	1

Net interest income after provision	12,297	10,894	11,635	9,837
Non interest income	15,039	3,294	3,880	2,613
Non interest expense	3,345	7,526	7,569	6,359
Income before income taxes	23,991	6,662	7,946	6,091

Net income	$15,587	$4,903	$7,242	$4,321

Net income per share
Basic	$1.15	$0.37	$0.55	$0.32
Diluted	$1.14	$0.37	$0.54	$0.32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2006. Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.
Management’s Report on Internal control Over Financial Reporting
     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934.
     As of December 31, 2006, management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2006, during the quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that has materially affected, or is likely to materially affect our internal control over financial reporting.
     Beard Miller Company LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Royal Bancshares of Pennsylvania, Inc.
Narberth, Pennsylvania
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Royal Bancshares of Pennsylvania, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Royal Bancshares of Pennsylvania, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the asses of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Royal Bancshares of Pennsylvania, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Royal Bancshares of Pennsylvania, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2006 and the related statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion.

Beard Miller Company LLP Reading, Pennsylvania March 14, 2007

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
     The information required in this Item, relating to directors, executive officers, and control persons is set forth in Royal Bancshares’ Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders under the headings “Remuneration of Directors and Officers and Other Transactions”, which pages are incorporated herein by reference.
(The remainder of the page was intentionally left blank)

ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item, relating to executive compensation, is set forth in the Royal Bancshares’ Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders, under the heading “Renumeration of Directors and Officers and Other Transactions”, which pages are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in Royal Bancshares’ Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders, under the heading “Information About Nominees, Continuing Directors and Executive Officers”, which pages are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in Royal Bancshares’ Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders, under the headings “Interest of Management and Others in Certain Transactions”, which pages are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item appears under the heading “AUDIT FEES” of the Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
(The remainder of the page was intentionally left blank)

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a.) 1. Financial Statements
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
(b.) .   The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

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

10.1
Stock Option and Appreciation Right Plan. As amended on March 15, 2006 (Incorporated by reference to the Registrant’s Registration Statement No. 333-135226, on form S-8 filed with the Commission on June 22, 2006).

10.2
Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-129894, on form S-8 filed with the Commission on November 22, 2005).

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

10.4
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

10.9
Employment agreement between Royal Bank America and Edward Shin, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

11.	Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note K, “Per Share Information”.

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note P, “Regulatory Matters.”)

14.	Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ROYAL BANCSHARES OF PENNSYLVANIA, INC.

/s/ Joseph P. Campbell
Joseph P. Campbell
Chief Executive Officer
March 12, 2007.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

By: /s/ Joseph P. Campbell	March 12, 2007

Joseph P. Campbell
CEO/ President/Director

By: /s/ Jeffrey T. Hanuscin	March 12, 2007
Jeffrey T. Hanuscin
Chief Financial Officer
Principal Accounting Officer

By: /s/ James J. McSwiggan	March 12, 2007
James J. McSwiggan
Chief Operating Officer/ Director

By: /s/ Robert R. Tabas	March 12, 2007
Robert R. Tabas
Chairman of the Board

By: /s/ Albert Ominsky	March 12, 2007
Albert Ominsky
Director

SIGNATURES

By: /s/ Anthony Micale	March 12, 2007
Anthony Micale
Director

By: /s/ Gregory Reardon	March 12, 2007
Gregory Reardon
Director

By: /s/ Murray Stempel, III	March 12, 2007
Murray Stempel, III
Chief Lending Officer/ Director

By: /s/ John M. Decker	March 12, 2007
John M. Decker
Executive Vice President/Director

By: /s/ Carl M. Cousins	March 12, 2007
Carl M. Cousins
Director

By:	March 12, 2007
Jack R. Loew
Director

By: /s/ Howard Wurzak	March 12, 2007
Howard Wurzak
Director

SIGNATURES

By: /s/ Evelyn R. Tabas	March 12, 2007
Evelyn R. Tabas
Director

By: /s/ Mitchell L. Morgan	March 12, 2007
Mitchell L. Morgan
Director

By: /s/ Edward B. Tepper	March 12, 2007
Edward B. Tepper
Director

By: /s/ Linda Tabas Stempel	March 12, 2007
Linda Tabas Stempel
Director

By: /s/ Patrick McCormick	March 12, 2007
Patrick McCormick
Director

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX

2.	Purchase and Assumption Agreement, dated as of March 12, 2001, among Royal Bank of Pennsylvania, Crusader Holding Corporation, Crusader Savings Bank, F.S.B. and Asset Investment Corporation. (Incorporated by reference to Exhibit 2 to Registrant’s Report on Form 8-K, filed with the Commission on March 15, 2001.)

3(i)	Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No. 0-26366 on Form S-4.)

3(ii)	By-laws. (Incorporated by reference to Exhibit 99 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 13, 2001.)

4.1	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.))

4.2	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.))

4.3	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.4	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.5	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.6	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1	Stock Option and Appreciation Right Plan. As amended on March 15, 2006 (Incorporated by reference to the Registrant’s Registration Statement No. 333-135226, on form S-8 filed with the Commission on June 22, 2006).

10.2	Stock Option and Appreciation Right Plan. (Incorporated by reference to the Registrant’s Registration Statement No. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement No. 333-129894, on form S-8 filed with the Commission on April 5, 1997).

10.4	Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Joseph P. Campbell, President and Chief Executive Officer, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.5	Employment agreement between Royal Bancshares of Pennsylvania, Inc. and James J. McSwiggan, Executive Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.6	Employment agreement between Royal Bank America and Robert R. Tabas, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.7	Employment agreement between Royal Bancshares of Pennsylvania, Inc. and Murray Stempel, Senior Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.8	Employment agreement between Royal Bancshares of Pennsylvania, Inc. and John Decker, Senior Vice President, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.9	Employment agreement between Royal Bank America and Edward Shin, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

11.	Statement Re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note K, “Per Share Information”.)

12.	Statements re: Computation of Ratios. (Included at Item 8 here of, Note P, “Regulatory Matters.”)

14.	Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

21.	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.