Form 10-Q
period 2007-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2007-05-15
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2007
$2.00 par value	11,300,595

Class B Common Stock	Outstanding at April 30, 2007
$.10 par value	2,108,538

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 — CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to Vote Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EMPLOYMENT AGREEMENT DATED BETWEEN ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND JOSEPH P. CAMPBELL
EMPLOYMENT AGREEMENT BETWEEN ROYAL BANCSHARES PENNSYLVANIA, INC. AND JAMES J. MCSWIGGAN, JR.
EMPLOYMENT AGREEMENT BETWEEN ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND MURRAY STEMPEL, III
EMPLOYMENT AGREEMENT BETWEEN ROYAL BANCSHARES OF PENNSYLVANIA, INC AND JOHN M. DECKER
EMPLOYMENT AGREEMENT BETWEEN ROYAL BANCSHARES OF PENNSYLVANIA, INC AND ROBERT R. TABAS
EMPLOYMENT AGREEMENT BETWEEN ROYAL BANCSHARES OF PENNSYLVANIA, INC AND EDWARD SHIN
CERTIFICATION OF JOSEPH P. CAMPBELL, CHIEF EXECUTIVE OFFICER
CERTIFICATION OF GREGG J. WAGNER, CHIEF FINANCIAL OFFICER
CERTIFICATION OF JOSEPH P. CAMPBELL, CHIEF EXECUTIVE OFFICER
CERTIFICATION OF GREGG J. WAGNER, CHIEF FINANCIAL OFFICER

     PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2007	Dec. 31, 2006
ASSETS
Cash and due from banks	$18,880	$13,426
Interest bearing deposits	20,240	66,810
Federal funds sold	3,600	2,200

Total cash and cash equivalents	42,720	82,436

Investment securities held to maturity (“HTM”) (fair value of $256,941 at March 31, 2007 and $254,249 at December 31, 2006)	257,423	255,429
Investment securities available for sale (“AFS”) at fair value	297,061	302,036
FHLB Stock, at cost	8,719	11,276
Loans	629,384	602,958
Less allowance for loan losses	11,648	11,455

Net Loans	617,736	591,503

Premises and equipment, net	7,873	7,766
Real estate owned via equity investments	38,522	42,514
Accrued interest receivable	17,553	16,494
Bank owned life insurance	23,121	22,906
Other assets	27,507	23,951

Total Assets	$1,338,235	$1,356,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$69,567	$61,002
Interest bearing	825,432	798,455

Total deposits	894,999	859,457

Accrued interest payable	13,594	10,654
Other liabilities	18,429	18,593
Borrowings	193,034	246,087
Obligations related to equity investments in real estate	24,995	29,342
Subordinated debentures	25,774	25,774

Total liabilities	1,170,825	1,189,907

Minority interests	3,213	3,150

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 11,291,361 at March 31, 2007 and 11,287,462 at December 31, 2006	22,583	22,575
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,108,744 at March 31, 2007 and 2,108,827 at December 31, 2006	211	211
Additional paid in capital	121,758	121,542
Retained earnings	23,194	23,464
Accumulated other comprehensive loss	(1,284)	(2,273)

	166,462	165,519
Treasury stock – at cost, shares of Class A, 215,388 at March 31, 2007 and December 31, 2006.	(2,265)	(2,265)

Total stockholders’ equity	164,197	163,254

Total liabilities and stockholders’ equity	$1,338,235	$1,356,311

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three-months ended
	March 31,
(in thousands, except per share data)	2007	2006
Interest income
Loans, including fees	$14,397	$14,096
Investment securities held to maturity	2,953	2,856
Investment securities available for sale:
Taxable interest	4,012	4,411
Tax exempt interest	18	18
Deposits in banks	541	12
Federal funds sold	44	20

TOTAL INTEREST INCOME	21,965	21,413

Interest expense
Deposits	9,098	5,464
Borrowings	2,676	4,004
Obligations related to equity investments in real estate	255	611

TOTAL INTEREST EXPENSE	12,029	10,079

NET INTEREST INCOME	9,936	11,334

Provision for loan losses	212	335

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,724	10,999

Other income
Service charges and fees	300	354
Net gains on sales of investment securities available for sale	—	83
Income related to equity investments in real estate	1,308	778
Gains on sales of other real estate	236	1,493
Gains on sales of loans	167	43
Income from bank owned life insurance	215	210
Other income	97	37

TOTAL OTHER INCOME	2,323	2,998

Other expenses
Salaries and wages	2,676	2,445
Employee benefits	718	635
Stock Option Expense	162	178
Occupancy and equipment	447	404
Expenses related to equity investments in real estate	432	276
Other operating expenses	2,151	2,329

TOTAL OTHER EXPENSE	6,586	6,267

Minority interest	196	(81)

INCOME BEFORE INCOME TAXES	5,265	7,811

Income taxes	1,640	2,465

NET INCOME	$3,625	$5,346

Per share data
Net income – basic	$0.27	$0.40

Net income – diluted	$0.27	$0.40

Cash dividends– Class A shares	$0.2875	$0.2619

Cash dividends– Class B shares	$0.330625	$0.30119

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Months ended March 31, 2007
(UNAUDITED)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	earnings	(loss)	stock	income
Balance, January 1, 2007	11,287	$22,575	2,108	$211	$121,542	$23,464	$(2,273)	$(2,265)
Net income	—	—	—	—	—	3,625	—	—	$3,625
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Issuance of un-distributed shares			—	—
Cash in lieu of fractional shares	—	—	—	—	—	(14)	—	—	—
Cash dividends on common stock (Class A $0.2875 Class B $0.330625)	—	—	—	—	—	(3,881)	—	—	—
Unrecognized benefit obligation	—	—	—	—	—	—	41	—	41
Stock options exercised	4	8	—	—	41
Stock option expense	—	—	—	—	162	—	—	—	—
Tax benefit stock options	—	—	—	—	13	—	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	948	—	948

Comprehensive income									$4,614

Balance, March 31, 2007	11,291	$22,583	2,108	$211	$121,758	$23,194	$(1,284)	$(2,265)

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Months ended March 31, 2006
(UNAUDITED)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	B-shares	Capital	earnings	(loss)	Stock	income
Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)
Net income	—	—	—	—		—	5,346	—	—	$5,346
5% Stock dividend	527	1,054	100	11		15,588	(16,653)
Conversion of Class B common stock to Class A common stock	1	1	(1)	—		—	(1)	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	—	(12)	—	—	—
Cash dividends on common stock (Class A $0.2619 Class B $0.30119)	—	—	—	—		—	(3,511)	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—		—	—	(1,510)	—	(1,510)

Comprehensive income										$3,836

Balance, March 31, 2006	11,228	$22,455	2,092	$210	$2	$119,873	$17,996	$(2,450)	$(2,265)

The accompanying notes are an integral part of the financial statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31,
(in thousands)

	2007	2006
Cash flows from operating activities
Net income	$3,625	$5,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	291	291
Stock compensation expense	162	178
Provision for loan losses	212	335
Net accretion of discounts and premiums on loans, mortgage-backed securities and investments	(799)	1,494
Provision (benefit) for deferred income taxes	117	(1,998)
Gains on sales of other real estate	(236)	(1,493)
Gains on sales of loans	(167)	(43)
Net gains on sales of investment securities	—	(83)
Distributions from equity investments	(86)	—
Income from bank owned life insurance	(215)	(210)
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,059)	(1,007)
Increase in other assets	(382)	(408)
Increase in accrued interest payable	2,940	761
Decrease in other liabilities	(18)	(1,950)

Net cash provided by operating activities	4,385	1,213

Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	6	—
Proceeds from calls/maturities of AFS investment securities	6,858	13,951
Proceeds from sales of AFS investment securities	—	1,595
Purchase of AFS investment securities	(328)	(185)
Purchase of HTM investment securities	(2,000)	—
Redemption of FHLB Stock	2,557	1,011
Net increase in loans	(26,014)	(40,570)
Purchase of premises and equipment	(332)	(77)
Net proceeds from sale of premises and equipment – VIE	779	—
Distributions from equity investments	86	—
Purchase of premises and equipment relating to — VIE	—	(550)

Net cash used in investing activities	(18,388)	(24,825)

Cash flows from financing activities:
Decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(16,706)	(5,417)
Increase in certificates of deposit	52,248	26,898
Mortgage payments	(22)	(21)
Repayments from short term borrowings	(53,000)	(5,000)
Repayments from long term borrowings	(53)	—
Mortgage debt incurred — VIE	—	59
Repayment of mortgage debt – VIE	(4,347)	—
Income tax benefit on stock options	13	—
Cash dividends	(3,881)	(3,511)
Cash in lieu of fractional shares	(14)	(12)
Issuance of common stock under stock option plans	49	—

Net cash provided by financing activities	(25,713)	12,996
NET (USED IN) IN CASH AND CASH EQUIVALENTS	(39,716)	(10,616)
Cash and cash equivalents at beginning of period	82,436	30,895

Cash and cash equivalents at end of period	$42,720	$20,279

Supplemental Disclosure
Taxes paid	$100	$4,500

Interest paid	$9,089	$6,031

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Asian Bank (effective July 17, 2006, prior thereto, a division of Royal Bank America) and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, and its five 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, Royal Bank America Leasing, LP, RBA ABL Group, LP and RBA Capital, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FASB Interpretation (“FIN”) No. 46(R). These financial statements reflect the historical information of the Company. All significant inter-company transactions and balances have been eliminated.
1.	The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

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
Community Banking
The Company’s Community Banking segment which includes Royal Bank and Royal Asian Bank (“the Banks”) consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Banks to fund them with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer lending.
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

Equity investments
As of March 31, 2007 and 2006, the Company is reporting on a consolidated basis its interest in one equity investment in real estate as a Variable Interest Entity (“VIE”) which has different characteristics than the Community Banking segment. The Company has an equity investment in an apartment complex that is being converted into condominiums.
The Company’s investments in VIE’s is further discussed in Note 10.
The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2007 and 2006.

	Three months ended March 31, 2007
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,249,476	$47,377	$41,382	$1,338,235

Total deposits	894,999	—	—	894,999

Interest income	$20,667	$1,298	—	$21,965
Interest expense	10,874	900	255	12,029

Net interest income (loss)	9,793	398	(255)	9,936
Provision for loan losses	212	—	—	212
Total non-interest income	1,031	214	1,078	2,323
Total non-interest expense	5,648	506	432	6,586
Minority interest	196	—	—	196
Income tax expense	1,466	37	137	1,640

Net income	$3,302	$69	$254	$3,625

	Three months ended March 31, 2006
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,208,009	$48,340	$60,424	$1,316,773

Total deposits	718,890	—	—	718,890

Interest income	$20,195	$1,218	$—	$21,413
Interest expense	8,630	838	611	10,079

Net interest income	11,565	380	(611)	11,334
Provision for loan losses	333	2	—	335
Total non-interest income	1,686	582	730	2,998
Total non-interest expense	5,232	759	276	6,267
Minority interest	(81)	—	—	(81)
Income tax expense	2,425	95	(55)	2,465

Net income (loss)	$5,342	$106	($102)	$5,346

     Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $900,000 and $838,000 for the three-month periods ended March 31, 2007 and 2006. Interest paid to the Community Banking segment by the Equity Investment segment was approximately $230,000 for each of the three-month periods ended March 31, 2007 and 2006.

3.	Per Share Information

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. The Company has two classes of common stock currently outstanding. The classes are A and B, of which a share of Class B is convertible into 1.15 shares of Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. On December 20, 2006 the Board of Directors of Royal Bancshares declared a 5% stock dividend on both its Class A common stock and Class B common stock shares payable on January 17, 2007. On December 22, 2005, the Board of Directors of Royal Bancshares declared a 2% stock dividend on both its Class A common stock and Class B common Stock shares payable on January 17, 2006. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (in thousands, except per share data):

	Three months ended March 31, 2007
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$3,625	13,499	$0.27
Effect of dilutive securities
Stock options	—	94	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$3,625	13,593	$0.27

	Three months ended March 31, 2006
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$5,346	13,426	$0.40
Effect of dilutive securities
Stock options	—	108	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$5,346	13,534	$0.40

No options were anti-dilutive for the three-month periods ended March 31, 2007 and March 31, 2006.

Note:	The stock dividend declared on December 20, 2006 and payable on January 17, 2007 resulted in the issuance of 526,825 additional shares of Class A common stock and 100,345 additional shares of Class B common stock.
4.	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income, which includes net income as well as certain other items, which results in changes to equity during the period (in thousands).

	Before	Tax	Net of
	Tax	(expense)	Tax
March 31, 2007	Amount	Benefit	Amount
Unrealized gains on securities
Unrealized holding gains arising during period	$1,460	$512	$948
Less reclassification adjustment for gains realized in net income	—	—	—

Unrealized gains on investment securities	$1,460	$512	$948
Adjustment to pension plan obligation	63	22	41

Other comprehensive income	$1,523	$534	$$989

	Before	Tax	Net of
	Tax	(expense)	Tax
March 31, 2006	Amount	Benefit	Amount
Unrealized loss on securities
Unrealized holding loss arising during period	$(2,406)	$(842)	$(1,564)
Less reclassification adjustment for gains realized in net income	83	29	54

Other comprehensive loss, net	$(2,323)	$(813)	$ $(1,510)

5.	Investment Securities:

The carrying value and approximate market value of investment securities at March 31, 2007 are as follows:

	Amortized	Gross	Gross	Approximate
	Purchased	Unrealized	Unrealized	Fair	Carrying
(in thousands)	Cost	Gains	Losses	Value	Value
Held to maturity:
Mortgage Backed	$123	$—	$—	$123	$123
US Agencies	195,000	—	(2,044)	192,956	195,000
Other Securities	62,300	1,987	(425)	63,862	62,300

	$257,423	$1,987	($2,469)	$256,941	$257,423

Available for sale:
Mortgage Backed	$26,548	$—	($579)	$25,969	$25,969
CMO’s	19,397	23	(280)	19,140	19,140
US Agencies	104,981	—	(2,767)	102,214	102,214
Other securities	144,317	5,716	(295)	149,738	149,738

	$295,243	$5,739	($3,921)	$297,061	$297,061

6.	Allowance for Loan Losses:

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
(in thousands)	2007	2006

Balance at beginning period	$11,455	$10,276

Charge-offs
Single family residential	(1)	(122)
Non-residential	—	—
Tax certificates	—	(2)
Commercial and Industrial	(25)	—
Other loans	—	—

Total charge-offs	(26)	(124)

Recoveries
Single family residential	4	55

	Three months ended March 31,
(in thousands)	2007	2006
Non-residential	3	3
Tax certificates	—	—
Commercial and Industrial	—	—
Other loans	—	5

Total recoveries	7	63

Net Loan (charge off’s) recoveries	(19)	(61)

Provision for loan losses	212	335

Balance at the end of period	$11,648	$10,550

7.	Pension Plan

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

Net periodic defined benefit pension expense for the three-months ended March 31, 2007 and 2006 included the following components:

	Three months ended
	March 31,
(in thousands)	2007	2006
Service cost	$115	$70
Prior service cost	24	23
Interest cost	95	85

Net periodic benefit cost	$234	$178

The total accumulated benefit obligation under the plan including adjustments is estimated to be $11.0 million at March 31, 2007. This accumulated obligation is the present value of the amounts potentially payable under the plan as computed by actuary calculations made by our third party plan administrator.

8.	Stock Option Plans

Outside Directors’ Stock option Plan

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

The following table presents the activity related to the Director’s Plan for the three months ended March 31, 2007.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2006	102,552	$18.41
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding at March 31, 2007	102,552	$18.41	5.9	$547,628
Options exercisable at March 31, 2007	85,227	$17.72	5.2	$513,919
The following table provides detail for non-vested shares under the Directors Plan at March 31, 2007:

		Weighted
		Average
		Exercise
	Options	Price

Non-vested options — December 31, 2006	17,325	$21.78
Granted	—	—
Vested	—	—
Forfeited/expired	—	—

Non-vested options — March 31, 2007	17,325	$21.78
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
The following table presents the activity related to Employee Stock Option Plan for the three months ended March 31, 2007.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2006	853,804	$19.48
Granted	—	—
Exercised	(6,772)	9.15
Forfeited	—	—

Options outstanding at March 31, 2007	847,032	$19.56	6.5	$3,555,410
Options exercisable at March 31, 2007	384,047	$17.18	5.9	$2,523,524
As of March 31, 2007, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested options under the plans.

The following table provides detail for non-vested shares under the Employee Plan at March 31, 2007:

		Weighted
		Average
		Exercise
	Options	Price

Non-vested options — December 31, 2006	462,985	$21.35
Granted	—	—
Vested	—	—
Forfeited/expired	—	—

Non-vested options — March 31, 2007	462,985	$21.35
9.	Interest Rate Swaps

For asset/liability management purposes, the Company uses interest rate swaps which are agreements between the Company and another party (known as a counterparty) where one stream of future interest payments is exchanged for another based on a specified principal amount (known as notional amount). The Company will use interest rate swaps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process, are linked to specific liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

The Company currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts in which a series of interest flows are exchanged over a prescribed period. Effective October 1, 2005, the Company has completed documentation determining the effectiveness of each hedge using the Volatility Reduction Measure (“VRM”) on a quarterly basis.

At March 31, 2007 and December 31, 2006, the information pertaining to outstanding interest rate swap agreements used to hedge fixed rate loans and investments is as follows:

	March 31,	Dec. 31,
(in thousands)	2007	2006

Notional Amount	$60,559	$60,588
Weighted average pay rate	5.576%	5.524%
Weighted average receive rate	4.759%	4.575%
Weighted average maturity (years)	4.6	4.6
Fair value relating to interest rate swaps	($570)	($1,074)
     The fair value on the interest rate swaps included above is estimated by a third party using characteristics such as the current interest environment in conjunction with the remaining term.
10.	Variable Interest Entities (“VIE”)

Real estate owned via equity investments

In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of March 31, 2007, the company has one VIE which is consolidated into the Company’s financial statements. Royal Scully Associates, L.P. (“Royal Scully”) met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners.

In September 2005, the Company, together with a real estate development company, formed Royal Scully. Royal Scully was formed to convert an apartment complex into condominiums in Blue Bell, Pennsylvania. The development company is the general partner of Royal Scully. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company holding the remaining equity interest. In addition, the Company holds two notes totaling $9.2 million with a competitive term and interest rate. Upon the repayment of the initial capital contributions and preferred return, distributions will convert to 50% for the Company and 50% for the development company. In consolidating the financial statements of Royal Scully into the Company the period of December 2006 to February 2007 is used due to the availability of the Royal Scully’s financial statements. At March 31, 2007, Royal Scully had total assets of $41.4 million of which $38.5 is real estate as reflected on the consolidated balanced sheet and total borrowings of $34.2 million, of which $9.2 million relates to notes discussed above and of which $-0- is guaranteed by the Company. The Company’s exposure to loss due to its investment in and receivables due from Royal Scully is $13.5 million at March 31, 2007.
Trust Preferred Securities
Management previously determined that Royal Bancshares Trust I/II (“Trusts”) utilized for the Royal Bancshares $25.8 million of pooled trust preferred securities issuance, qualifies as a variable interest entities under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to Royal Bancshares. The Trusts hold, as their sole asset, subordinated debentures issued by Royal Bancshares in 2006.
Royal Bancshares does not consolidate the Trusts as FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if Royal Bancshares has the right to a majority of the Trusts expected returns. The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774,000. In addition, the income received on the Royal Bancshares’ common stock investments is included in other income. The adoption of FIN 46(R) did not have a material impact on Royal Bancshares’ financial position or results of operations. The Federal Reserve Bank has issued final guidance on the regulatory treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as a part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.
11. Change in Accounting Principle
The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

12. Commitments, Contingencies and Concentrations
The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The contract amounts are as follows (in thousands):

	March 31, 2007	December 31, 2006

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$134,394	$103,169
Commitment to extend credit	$27,315	$28,543
Standby letters of credit and financial guarantees written	$9,567	$4,862
Financial instruments whose notional amount exceed the amount of credit risk:
Interest rate swap agreements	$60,559	$60,588
13. Reclassifications and Restatement for 5% Stock Dividend
Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform with the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassification. All applicable amounts in these consolidated financial statements (including stock options and earnings per share information) have been restated for a 5% stock dividend paid January 17, 2007.
14. Recent accounting pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on Royal Bancshares’ financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset- An Amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company adopted this statement effective January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specific benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which may require the Company to recognize an additional liability and compensation expense related to its BOLI policies.
In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company is continuing to evaluate the impact of this consensus, but does not expect that the guidance will have material effect on the Company’s consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a frame work for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position or results of operations.
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or the balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and determined that adoption of it did not impact on the reported financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value of Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The Company did not elect to early adopt SFAS No. 159. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.
In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month periods ended March 31, 2007 and March 31, 2006. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s 2006 Form 10-K.

FORWARD-LOOKING STATEMENTS
From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes”, “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, Royal Bancshares notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in Royal Bancshares forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations: business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.
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
Note A to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2006) lists significant accounting policies used in the development and presentation of the Company’s financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company is an investor in a variable interest entity and is required to report its investment in the variable interest entity on a consolidated basis under FIN 46(R). The variable interest entity is responsible for providing its financial information to the Company. We complete an internal review of this financial information. This review requires substantive judgment and estimation. The Company has identified accounting for allowance for loan losses, deferred tax assets and derivative securities as among the most critical accounting policies and estimates in that they are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.
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

Consolidated Net Income
Net income for the first quarter of 2007 of $3.6 million was $1.7 million, or 32% lower than the first quarter of 2006 net income of $5.3 million. The lower net income earned during the first quarter of 2007 was primarily the result of the continued pressures on funding costs and the reduction in interest income related to transferring two loans to non-accrual status during the first quarter of 2007. A reduction in gains on the sale of other real estate owned in the first quarter of 2007, compared to the first quarter in 2006 was partially offset by higher net income recognized by our equity investment in real estate.. Basic earnings per share and diluted earnings per share were both $.27 for the first quarter of 2007. Basic earnings per share and diluted earnings per share were both $.40 for the first quarter of 2006. The three month period ended March 31, 2007 return on average assets and return on average equity we 1.1% and 9.0%, respectively. During the first quarter of 2006 the return on average assets was 1.7% and the average return on equity was 13.9%.
Interest Income
The first quarter of 2007 interest income grew $552,000, or 2.6%, compared to the first quarter of 2006. The first quarter interest income included a $780,000 reduction related to transferring two loans to non-accrual status during the quarter. These loans are well collateralized and the bank expects to recover principal in full. The increase in net interest income is primarily due to higher average balances in loans and cash, partially offset by a reduction in average investments. The growth in average loan balances contributed $764,000 to the increase in interest income. This growth was partially offset by a $233,000 reduction in interest income related to the lower rate earned on loans. The lower rate was the result the impact of the non-accrual interest adjustment described above. The growth in interest income related to cash was $553,000 and investment interest income decreased $302,000 as a result of lower average balances, which reflects management’s continued strategy to fund higher yielding loans with maturing investments securities.
Interest Expense
Interest expense increased $2.0 million to $12.0 million for the quarter ended March 31, 2007 compared to the same period in 2006. The increase in interest expense was the result of an increase in average deposits along with higher interest rates paid on deposits and borrowings. The increase was partially offset by a $356,000 reduction in interest expense related to a equity investment in real estate. Excluding interest expense related to the variable interest entity, interest expense grew $2.3 million or 24.4%. Average deposits grew 25.9% during the first quarter of 2007, compared to the first quarter of 2006. This increase was primarily a result of the growth average certificates of deposits through promotions offering attractive rates. Higher rates in NOW and money market accounts also contributed to the higher interest expense in the first quarter of 2007. The increase in deposits was used to fund the growth in loans and offset maturing Federal Home Loan Bank borrowings.
Net Interest Margin
The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated, exclusive of interest on obligations related to the variable interest entity:

	For the three months ended			For the three months ended
	March 31, 2007			March 31, 2006
	Average			Average
(amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$43,264	$585	5.49%	$2,727	$32	4.79%
Investments securities	566,721	6,983	5.00%	585,740	7,285	5.04%
Loans	607,854	14,627	9.76%	574,045	14,096	9.96%

Earning assets	1,217,839	22,195	7.39%	1,162,512	21,413	7.47%

Non earning assets	85,615			83,862

Total average assets	$1,303,454			$1,246,374

	For the three months ended			For the three months ended
	March 31, 2007			March 31, 2006
	Average			Average
(in thousands)	Balance	Interest	Yield	Balance	Interest	Yield
Deposits	$888,249	9,098	4.15%	$705,293	5,464	3.14%
Borrowings	225,247	2,676	4.82%	363,545	4,004	4.47%

Total interest bearing liabilities	1,113,496	11,774	4.29%	1,068,838	9,468	3.59%

Non-interest bearing liabilities and equity	189,958			177,536

Total average liabilities and equity	$1,303,454			$1,246,374

Net interest margin		$10,421	3.47%		$11,945	4.17%

Rate Volume Analysis
The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the three month period ended March 31, 2007, as compared to the respective period in 2006, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2007 vs. 2006
	Increase (decrease)
(in thousands)	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	$526	$3	$529
Federal funds sold	24	—	24
Investments securities
Held to maturity	9	88	97
Available for sale	(366)	(33)	(399)

Total Investments securities	(357)	55)	(302)
Loans
Commercial demand loans	828	(433)	395
Mortgages	(88)	109	21
Residential and home equity	(129)	12	(117)
Leases receivables	320	(12)	308
Tax certificates	(3)	84	81
Other loans	(15)	7	(8)
Loan fees	(149)	—	(149)

Total loans	764	(233)	531

Total increase in interest income	957	(175)	782

INTEREST EXPENSE
Deposits
NOW and money market	(97)	553	456
Savings	(3)	(1)	(4)
Time deposits	2,391	791	3,182

Total deposits	2,291	1,343	3,634
Trust preferred	—	22	22
Borrowings	(1,551)	201	(1,350)

Total increase in interest expense	740	1,566	2,306

Total increase (decrease) in net interest income	$217	($1,741)	($1,524)

Provision for Loan Losses
The allowance for loan losses was $212,000 during the first quarter of 2007, compared to $335,000 during the same period in 2006. The allowance for loan losses to total loans ratio increased to 1.85 at March 31, 2007, from 1.75 at March 31, 2006.
Non-interest Income
First quarter 2007 Non-interest income of $2.3 million decreased $675,000 over the $3.0 million earned during the first quarter of 2006. This decrease was due lower gains on sales of other real estate owned of $1.3 million, partially offset by a $530,000 increase in income related to equity investments in real estate. The growth in income related to equity investments in real estate is directly associated to the increased activity in the Royal Scully VIE described in notes 2 and 10. The decrease in gains on sales of other real estate was primarily related to a $949,000 gain from the sale of a property during the first quarter of 2006.
Non-interest Expense
The first quarter of 2007 non-interest expense of $6.6 million increased $300,000 from the first quarter of 2006 other expense of $6.3 million. Contributing to this increase were higher salary and benefit expense of $231,000 and $83,000, respectively. These increases were related to both planned staffing and merit increases. Expenses related to equity investments in real estate grew $156,000 as a result of increased activity within the equity investment. Various reductions in other operating expenses resulted in a $178,000 decrease in the first quarter of 2007, compared to the same period in 2006.
Income tax expense
Total income tax expense for the three-months ended March 31, 2007 was $1.6 million as compared to $2.5 million for the same period in 2006. The lower tax expense recorded during the first quarter of 2007 is due to the lower level of income before income taxes. The effective tax rate for the three months ended March 31, 2007, was 31.2% compared to the 31.6% for the same period in 2006.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets as of March 31, 2007 decreased $18 million from December 31, 2006. The decrease in lower yielding interest bearing deposits and investment securities were partially offset by an increase in loans. The reduction in assets was related to the planned decrease in Federal Home Loan Bank borrowings during the first quarter of 2007.
Loans
Total loans increased $26.4 million from the $603.0 million level at December 31, 2006 to $629.4 million at March 31, 2007. This increase is primarily due to an increase in secured other real estate loans and commercial and industrial loans, partially offset by a decrease in construction and land development loans.

     The following table represents loan balances by type:

(in thousands)	March 31, 2007	Dec. 31, 2006
Commercial and industrial loans	$53,493	$43,019
Construction and land development	174,158	183,534
Single family residential	44,247	43,338
Other real estate secured	342,586	319,894
Leases	15,000	13,404
Other loans	1,431	1,333

Total gross loans	630,915	604,522
Deferred fees	(1,531)	(1,564)

Total loans	$629,384	$602,958

Non-performing loans

(AMOUNTS IN THOUSANDS)	MARCH 31, 2007	DECEMBER 31, 2006
Non-accruing loans (1)	$21,993	$6,560
Other real estate owned	1,082	924

Total nonperforming assets	$23,075	$7,484

Nonperforming assets to total assets	1.72%	0.55%
Nonperforming loans to total loans	3.18%	1.09%
Allowance for loan loss to non-accruing loans	52.96%	174.62%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
Loans on which the accrual of interest has been discontinued was $22.0 million at March 31, 2007, as compared to $6.6 million at December 31, 2006, an increase of $15.4 million. This increase is primarily the result of transferring four construction loans to non-accrual status during the first quarter of 2007. Two of these loans representing $8.2 million were related to one customer for a condominium building in Maryland. The foreclosure process has begun and the loans are well collateralized and the Company expects to recover principal in full. Two other loans to another customer in the amount of $6.9 million were also classified as impaired during the first quarter of 2007. These loans are secured by a condominium building in New Jersey. The Company has established an aggressive plan to payoff this loan and expects to recover principal in full.
Impaired loans which include loans on which the accrual of interest has been discontinued, was $29.4 million and $14.6 million at March 31, 2007 and December 31, 2006, respectively. The $14.8 million increase in impaired loans was the result of the addition of five loans totaling $15.5 million, offset by the payoff of five loans in the amount of $300,000 and payments on other impaired loans of $400,000. The $15.5 million of loans added to impaired loans during the first quarter includes the four construction loans mentioned above. The income recognized on impaired loans was $178,000 during the first quarter of 2007. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The average balance of impaired loans was $29.2 million during the first quarter of 2007 and the allowance for possible loan loss reserved specifically for impaired loans was $769,000 at March 31, 2007.
Allowance for Loan Losses
The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. Management determines the allowance for loan losses with the objective of maintaining a reserve level sufficient to absorb estimated probable credit losses. Management has determined the Company’s balance in the allowance for loan losses based on management’s detailed analysis and review of loan portfolio. Management considers all known relevant internal and external factors that may affect loan collectibility. The periodic analysis and review includes an evaluation of the loan portfolio in relation to historical loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management’s assumptions as to future delinquencies, recoveries and losses. Management’s evaluation is inherently subjective and all of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s assessments, the Company may be required to make additional provisions for loan losses that could adversely impact earnings in future periods.
The allowance for loan losses increased $193,000 to $11.6 million at March 31, 2007 from $11.5 million at December 31, 2006. The $193,000 increase was attributed to recording a provision of $212,000 offset by net charge offs of $19,000. The amount of the allowance for loan losses represents 1.85% of total loans at March 31, 2007 versus 1.90% at December 31, 2006. Management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company’s loan portfolio at this time. No assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.
An analysis of the Allowance for Loan losses by loan type is set forth below:

	March 31, 2007		December 31, 2006
				Percent of
		Percent of		loans
		loans		in each
	Amount	in each	Amount	category
	(in	category to	(in	to total
	thousands)	total loans	thousands)	loans
Domestic
Commercial and industrial	$809	8.50%	$559	6.70%
Construction and land development	3,238	27.68%	4,526	29.93%
Single family residential	1,298	7.03%	845	6.71%
Real Estate – non-residential	5,668	47.27%	5,165	48.14%
Real Estate – multi-family	247	1.55%	56	0.99%
Tax certificates	—	5.36%	—	5.18%
Lease financing	374	2.38%	293	2.17%
Installment loans to individuals	14	0.23%	11	0.18%
Foreign	—	0.00%	—	0.00%
Unallocated	—	N/A	—	N/A
	$11,648	100.00%	$11,455	100.00%

Investment Securities
Total investment securities decreased $3.0 million to $554.5 million at March 31, 2007, from $557.5 million at December 31, 2006. This decrease is primarily due to maturities and calls of investments along with principal repayments from mortgage backed securities during the first three months of 2007 that were not replaced due to the funds being utilized to fund loan growth.
Cash and Cash Equivalents
Total cash and cash equivalents decreased $39.7 million from the $82.4 million level at December 31, 2006 to $42.7 million at March 31, 2007 due to a reduction in interest bearing deposits. This decrease was the result of the planned decline in Federal Home Loan Bank advances.
Deposits
Total deposits, the primary source of funds, increased $35.5 million to $895.0 million at March 31, 2007, from $859.5 million at December 31, 2006. This growth was primarily related the planned increase in time deposits through attractive promotions. Time deposits under $100,000 grew $33.0 million, time deposits over $100,000 increased $19.3 million and non-interest bearing demand deposits grew $8.5 million. Savings deposits grew $300,000 during the first quarter of 2007. Partially offsetting these increases was a decrease to NOW and money market accounts of $25.6 million.
     The following table represents ending deposit balances by type.

(in thousands)	March 31, 2007	Dec. 31, 2006
Demand (non-interest bearing)	$69,567	$61,002
NOW and Money Markets	250,604	276,190
Savings	17,501	17,185
Time deposits (over $100)	304,754	285,485
Time deposits (under $100)	252,573	219,595

Total deposits	$894,999	$859,457

Borrowings
Total borrowings decreased $53.1 million to $193.0 million at March 31, 2007, from $246.1 million at December 31, 2006. This reduction is attributed to a $53.0 million decrease in overnight borrowings with the Federal Home Loan Bank resulting from increased deposits which have a lower cost.
Obligations Related to Equity Investments in Real Estate
As a result of the adoption of FIN 46(R) the Company consolidated into its statement of condition $25.0 million of debt at March 31, 2007 and $29.3 million of debt at December 31, 2006 related to real estate equity investment of which none is guaranteed by the Company.
Stockholders’ Equity
Consolidated stockholders’ equity increased $900,000 to $164.2 million at March 31, 2007 from $163.3 million at December 31, 2006. This increase is primarily due an increase in accumulated other comprehensive income related to a decrease in losses in the available for sale portfolio of approximately $948,000. Net income for the first quarter of 2007 was $3.6 million and the dividend paid during the first quarter of 2007 was $3.9 million.

CAPITAL ADEQUACY
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At March 31, 2007, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.
The table below provides a comparison of The Company and Royal Bank’s risk-based capital ratios and leverage ratios for March 31, 2007 and the year ended December 31, 2006:

	March 31, 2007
					To be
					well
					capitalize
					d under
					prompt
			For capital		corrective
			Adequacy		action
	Actual	Actual	Purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$203,398	20.01%	$81,3	91 8.00%	N/A	N/A
Royal Bank	150,342	16.03%	75,1	13 8.00%	$93,891	10.00%
Royal Asian	15,715	24.53%	5,1	26 8.00%	6,407	10.00%

Tier I Capital (to risk-weighted assets
Company (consolidated)	$191,750	18.87%	$40,6	96 4.00%	N/A	N/A
Royal Bank	139,474	14.87%	37,5	56 4.00%	$56,335	6.00%
Royal Asian	14,935	23.31%	2,5	63 4.00%	3,844	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$191,750	14.39%	$39,9	77 3.00%	N/A	N/A
Royal Bank	139,474	11.07%	37,8	24 3.00%	$63,039	5.00%
Royal Asian	14,935	17.70%	2,5	31 3.00%	4,218	5.00%

	December 31, 2006
					To be
					well
					capitalize
					d under
					prompt
			For capital		corrective
			Adequacy		action
	Actual	Actual	Purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$203,190	20.38%	$79,757	8.00%	N/A	N/A
Royal Bank	150,274	16.44%	73,112	8.00%	$91,390	10.00%
Royal Asian	15,493	25.29%	4,901	8.00%	6,126	10.00%

Tier I Capital (to risk-weighted assets
Company (consolidated)	$191,735	19.23%	$39,879	4.00%	N/A	N/A
Royal Bank	139,599	15.28%	36,556	4.00%	$54,834	6.00%
Royal Asian	14,727	24.04%	2,450	4.00%	3,676	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$191,735	14.92%	$38,547	3.00%	N/A	N/A
Royal Bank	139,599	11.23%	37,286	3.00%	$62,143	5.00%
Royal Asian	14,727	23.03%	1,918	3.00%	3,197	5.00%
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
The liquidity ratio of the Company remains adequate at approximately 36% and exceeds the Company’s target ratio set forth in the Asset/Liability Policy. The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.
In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2007:

Interest Rate Sensitivity

	Days		1 to 5	Over 5	Non-rate
(in millions)	0 – 90	91 – 365	Years	Years	Sensitive	Total
Assets
Interest-bearing deposits in banks	$22.4	$0.0	$0.0	$0.0	$16.7	$39.1
Federal funds sold	3.6	0.0	0.0	0.0	0.0	3.6
Investment securities:
Available for sale	41.6	53.7	122.7	76.8	2.3	297.1
Held to maturity	60.0	105.1	92.3	0.0	0.0	257.4

Total investment securities	101.6	158.8	215.0	76.8	2.3	554.5
Loans:
Fixed rate	24.1	47.0	163.3	40.6	0.0	275.0
Variable rate	304.3	50.6	1.8	0.1	(14.3)	342.5

Total loans	328.4	97.6	165.1	40.7	(14.3)	617.5
Other assets	8.7	23.1	0.0	0.0	91.7	123.5

Total Assets	$464.7	$279.5	$380.1	$117.5	$96.4	$1,338.2

Liabilities & Capital
Deposits:
Non interest bearing deposits	$0.0	$0.0	$0.0	$0.0	$69.6	$69.6
Interest bearing deposits	31.2	93.6	143.3	0.0	0.0	268.1
Certificate of deposits	71.4	261.8	221.2	2.9	0.0	557.3

Total deposits	102.6	355.4	364.5	2.9	69.6	895.0
Borrowings (1)	48.9	50.0	0.0	119.9	25.0	243.8
Other liabilities	0.1	0.0	0.0	0.0	35.1	35.2
Capital	0.0	0.0	0.0	0.0	164.2	164.2

Total liabilities & capital	$151.6	$405.4	$364.5	$122.8	$293.9	$1,338.2

Net interest rate GAP	$313.1	$(125.9)	$15.6	$(5.3)	($197.5)

Cumulative interest rate GAP	$313.1	$187.2	$202.8	$197.5

GAP to total assets	23%	(9)%

GAP to total equity	190%	(77)%

Cumulative GAP to total assets	23%	14%

Cumulative GAP to total equity	190%	114%

(1)	The $25.0 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
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
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as March 31, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.
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
(b) Changes in internal controls.
There has not been any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.
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

Item 6. Exhibits
(a)

3.1	Articles of Incorporation of the Company

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006.

10.1	Employment Agreement dated September 11, 2006 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Joseph P. Campbell, President and Chief Executive Officer of the Corporation and the Bank.

10.2	Employment Agreement dated September 22, 2006 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and James J. McSwiggan, Jr, Chief Operating Officer of the Corporation and the Bank.

10.3	Employment Agreement dated February 22, 2007 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Murray Stempel, III, Executive Vice President and Chief Lending Officer of the Corporation and the Bank.

10.4	Employment Agreement dated February 23, 2007 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and John Decker, Executive Vice President Mezzanine/Equity Lending of the Corporation and the Bank.

10.5	Employment Agreement dated February 22, 2007 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Robert R. Tabas, Executive Vice President the Corporation and the Bank.

10.6	Employment Agreement dated February 22, 2007 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Asian Bank (“Bank”) and Edward Shin, President of Royal Asian Bank.

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on May 14, 2007.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Gregg J. Wagner, Chief Financial Officer of Royal Bancshares of Pennsylvania on May 14, 2007.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on May 14, 2007.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gregg J. Wagner, Chief Financial Officer of Royal Bancshares of Pennsylvania on May 14, 2007.

99.1	Royal Bancshares of Pennsylvania, Inc. announced net income for three months ended March 31, 2007 and declaration of cash dividend on April 20, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)

Dated: May 14, 2007	/s/Gregg J. Wagner

Gregg J. Wagner
Chief Financial Officer