Form 10-Q
period 2007-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2007-08-09
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2007

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
Yes ☐ No. ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2007

$2.00 par value	11,000,067

Class B Common Stock	Outstanding at July 31, 2007

$.10 par value	2,108,538

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Royal Bancshares of Pennsylvania Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	June 30, 2007	December 31, 2006

Assets
Cash and due from banks	$13,844	$13,426
Interest bearing deposits	67,130	66,810
Federal funds sold	1,000	2,200

Total cash and cash equivalents	81,974	82,436
Investment securities held to maturity (fair value of $197,621 at June 30, 2007 and $254,249 at December 31, 2006	197,418	255,429
Investment securities available for sale (“AFS”) at fair value	316,224	302,036
FHLB Stock, at cost	8,719	11,276

Loans	629,166	602,958
Less allowance for loan losses	11,739	11,455

Net Loans	617,427	591,503
Premises and equipment, net	7,709	7,766
Real estate owned via equity investments	35,542	42,514
Accrued interest receivable	16,972	16,494
Bank owned life insurance	23,354	22,906
Other assets	25,641	23,951

Total Assets	$1,330,980	$1,356,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$71,482	$61,002
Interest bearing	820,133	798,455

Total deposits	891,615	859,457

Accrued interest payable	14,714	10,654
Other liabilities	15,909	18,593
Borrowings	192,996	246,087
Obligations related to equity investments in real estate	22,809	29,342
Subordinated debentures	25,774	25,774

Total liabilities	1,163,817	1,189,907
Minority interests	3,442	3,150

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 11,305,372 at June 30, 2007 and 11,287,462 at December 31, 2006	22,611	22,575
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,108,538 at June 30, 2007 and 2,108,827 at December 31, 2006	211	211
Additional paid in capital	121,908	121,542
Retained earnings	23,593	23,464
Accumulated other comprehensive loss	(790)	(2,273)

	167,533	165,519
Treasury stock — at cost, shares of Class A, 288,588 at June 30, 2007 and 215,388 at December 31, 2006	(3,812)	(2,265)

Total stockholders’ equity	163,721	163,254

Total liabilities and stockholders’ equity	$1,330,980	$1,356,311

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006

Interest Income
Interest income
Loans, including fees	$15,359	$15,494	$29,756	$29,590
Investment securities held to maturity	2,882	2,944	5,835	5,800
Investment securities available for sale:
Taxable interest	3,940	4,215	7,952	8,626
Tax exempt interest	19	19	37	37
Deposits in banks	824	11	1,365	23
Federal funds sold	44	5	88	25

TOTAL INTEREST INCOME	23,068	22,688	45,033	44,101

Interest expense
Deposits	9,816	6,385	18,914	11,848
Borrowings	2,615	4,355	5,291	8,358
Obligations related to equity investments in real estate	264	889	519	1,501

TOTAL INTEREST EXPENSE	12,695	11,629	24,724	21,707

NET INTEREST INCOME	10,373	11,059	20,309	22,394
Provision for loan losses	159	963	371	1,299

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,214	10,096	19,938	21,095

Other income
Service charges and fees	387	354	687	708
Net gains on investment securities available for sale	733	161	733	244
Income related to equity investments in real estate	1,052	1,331	2,360	2,109
Gains on sales of other real estate	450	81	686	1,574
Gains on sales of loans	22	174	189	217
Income from bank owned life insurance	233	214	448	425
Other income	29	585	126	621

TOTAL OTHER INCOME	2,906	2,900	5,229	5,898

Other expenses
Salaries and wages	2,695	2,541	5,371	4,986
Employee benefits	850	641	1,568	1,276
Stock Option Expense	15	178	177	357
Occupancy and equipment	449	400	896	804
Expenses related to equity investments in real estate	556	490	1,379	609
Other operating expenses	2,122	2,144	3,882	4,632

TOTAL OTHER EXPENSE	6,687	6,394	13,273	12,664

Minority interest	189	14	385	(68)

INCOME BEFORE INCOME TAXES	6,244	6,588	11,509	14,397
Income taxes	1,961	2,002	3,601	4,465

NET INCOME	$4,283	$4,586	$7,908	$9,932

Per share data
Net income – basic	$0.32	$0.34	$0.59	$0.74

Net income – diluted	$0.32	$0.34	$0.58	$0.73

Cash dividends– Class A shares	$0.287500	$0.261900	$0.57500	$0.52380

Cash dividends– Class B shares	$0.330625	$0.301190	$0.66125	$0.60238

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Six Months ended June 30, 2007
(UNAUDITED)

							Accumulated
					Additional		other
(in thousands, except per share data)	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	earnings	(loss)	stock	Income

Balance, January 1, 2007	11,287	$22,575	2,108	$211	$121,542	$23,464	$(2,273)	$(2,265)
Adjustment related to adoption of of FASB No. 158, net of taxes							1,006
Net income	—	—	—	—	—	7,908	—	—	$7,908
Cash in lieu of fractional shares	—	—	—	—	—	(14)	—	—	—
Stock dividend adjustment	—	—	—	—	(13)	13	—	—	—
Cash dividends on common stock (Class A $0.5750 Class B $0.66125)	—	—	—	—	—	(7,778)	—	—	—
Purchase of treasury stock								(1,547)
Adjustment to net periodic pension cost	—	—	—	—	—	—	56	—	56
Stock options exercised	18	36	—	—	140
Stock option expense	—	—	—	—	177	—	—	—	—
Tax benefit stock options	—	—	—	—	62	—	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	421	—	421

Comprehensive income									$8,385

Balance, June 30, 2007	11,305	$22,611	2,108	$211	$121,908	$23,593	$(790)	$(3,812)

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
Six Months ended June 30, 2006
(UNAUDITED)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	B-Shares	Capital	earnings	(loss)	stock	Income

Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)
Net income	—	—	—	—	—		9,932	—	—	$9,932
5% Stock dividend	527	1,054	100	11	—	15,575	(16,640)
Conversion of Class B common stock to Class A Common stock Class A Common stock	4	7	(3)	—	—	—	(8)	—	—	—
Issuance of undistributed shares	—	—	20	2	(2)	—	—	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	—	(11)	—	—	—
Cash dividends on common stock (Class A $0.52380 Class B $0.60238	—	—	—	—	—	—	(7,037)	—	—	—
Stock options exercised	4	8	—	—	—	51	—	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—	—	—	—	(2,532)	—	(2,532)

Comprehensive income										$7,400

Balance, June 30, 2006	11,235	$22,469	2,110	$212	$—	$119,911	$19,063	$(3,472)	$(2,265)

The accompanying notes are an integral part of the financial statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30,
(in thousands)

	2007	2006
Cash flows from operating activities
Net income	$7,908	$9,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	572	749
Stock compensation expense	177	357
Provision for loan losses	371	1,299
Net accretion of discounts and premiums on loans, mortgage-backed securities and investments	(1,189)	6,359
Provision (benefit) for deferred income taxes	106	(3,451)
Gains on sales of other real estate	(686)	(1,574)
Gains on sales of loans	(189)	(217)
Net gains on sales of investment securities	(733)	(244)
Income from equity investments	(86)	—
Income from bank owned life insurance	(448)	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(478)	(668)
Decrease in other assets	4,171	1,788
Increase in accrued interest payable	4,060	973
Decrease in other liabilities	(720)	(1,203)

Net cash provided by operating activities	12,836	14,100

Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	60,011	—
Proceeds from calls/maturities of AFS investment securities	38,627	25,552
Proceeds from sales of AFS investment securities	—	4,230
Purchase of AFS investment securities	(51,652)	(18,375)
Purchase of HTM investment securities	(2,000)	—
Redemption of FHLB Stock	2,557	658
Net increase in loans	(25,255)	(87,885)
Purchase of premises and equipment	(405)	(299)
Net proceeds from sale of premises and equipment – VIE	1,339	—
Distributions from equity investments	86	—
Net decrease in premises and equipment relating to VIE	—	3,586

Net cash provided (used) by investing activities	23,308	(72,533)

Cash flows from financing activities:
Decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(16,515)	(15,172)
Increase in certificates of deposit	48,673	76,208
Mortgage payments	(39)	(37)
Repayments from short term borrowings	(53,000)	—
Repayments from long term borrowings	(91)	(1,500)
Repayment of mortgage debt – VIE	(6,533)	(1,703)
Income tax benefit on stock options	62	—
Cash dividends	(7,778)	(7,037)
Cash in lieu of fractional shares	(14)	(11)
Purchase of treasury stock	(1,547)	—
Issuance of common stock under stock option plans	176	59

Net cash (used) provided by financing activities	(36,606)	50,807
Net decrease in cash and cash equivalents	(462)	(7,626)
Cash and cash equivalents at beginning of period	82,436	30,895

Cash and cash equivalents at end of period	$81,974	$23,269

Supplemental Disclosure
Taxes paid	$2,736	$1,500

Interest paid	$20,665	$20,734

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
1.	The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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
     Tax lien operation
The Company’s Tax Lien Operation, which includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking segment. The Company’s Tax Lien Operation consists of purchasing delinquent tax certificates from local municipalities at auction. The tax lien segment is in the business of purchasing delinquent tax liens from municipalities and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property. The tax lien operation earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties.

Equity investments
As of June 30, 2007 and 2006, the Company is reporting on a consolidated basis its interest in one equity investment in real estate as a Variable Interest Entity (“VIE”) which has different characteristics than the Community Banking segment. The Company has an equity investment in an apartment complex that is being converted into condominiums.
The Company’s investments in VIE’s is further discussed in Note 10.
The following table presents selected financial information for reportable business segments for the three month periods ended June 30, 2007 and 2006.

	Three months ended June 30, 2007
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Consolidated
Total assets	$1,234,530	$57,048	$39,402	$1,330,980

Total deposits	891,615	—	—	891,615

Interest income	$21,842	$1,226	$—	$23,068
Interest expense	11,529	902	264	12,695

Net interest income (loss)	10,313	324	(264)	10,373
Provision for loan losses	159	—	—	159
Total non-interest income	1,655	431	820	2,906
Total non-interest expense	6,277	17	393	6,687
Minority interest	189	—	—	189
Income tax expense	1,717	187	57	1,961

Net income	$3,626	$551	$106	$4,283

	Three months ended June 30, 2006
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Consolidated
Total assets	$1,266,871	$44,886	$47,452	$1,359,209

Total deposits	758,445	—	—	758,445

Interest income	$21,601	$1,087	$—	$22,688
Interest expense	9,907	832	890	11,629

Net interest income	11,694	255	(890)	11,059
Provision for loan losses	962	1	—	963
Total non-interest income	1,356	213	1,331	2,900
Total non-interest expense	5,714	247	433	6,394
Minority interest	14	—	—	14
Income tax expense	1,970	29	3	2,002

Net income (loss)	$4,390	$191	$5	$4,586

     Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $902,000 and $832,000 for the three-month periods ended June 30, 2007 and 2006. Interest paid to the Community Banking segment by the Equity Investment segment was approximately $230,000 for each of the three-month periods ended June 30, 2007 and 2006.
     The following table presents selected financial information for reportable business segments for the six month periods ended June 30, 2007 and 2006.

	Six months ended June 30, 2007
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Consolidated
Total assets	$1,234,530	$57,048	$39,402	$1,330,980

Total deposits	891,615	—	—	891,615

Interest income	$42,509	$2,524	$—	$45,033
Interest expense	22,403	1,802	519	24,724

Net interest income (loss)	20,106	722	(519)	20,309
Provision for loan losses	371	—	—	371
Total non-interest income	2,686	645	1,898	5,229
Total non-interest expense	11,925	523	825	13,273
Minority interest	385	—	—	385
Income tax expense	3,183	224	194	3,601

Net income	$6,928	$620	$360	$7,908

	Six months ended June 30, 2006
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Consolidated
Total assets	$1,266,871	$44,886	$47,452	$1,359,209

Total deposits	758,445	—	—	758,445

Interest income	$41,796	$2,305	$—	$44,101
Interest expense	18,537	1,670	1,501	21,708

Net interest income	23,259	635	(1,501)	22,393
Provision for loan losses	1,295	3	—	1,298
Total non-interest income	2,994	795	2,109	5,898
Total non-interest expense	11,233	722	709	12,664
Minority interest	(68)	—	—	(68)
Income tax expense	4,376	124	(35)	4,465

Net income (loss)	$9,417	$581	$(66)	$9,932

     Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $1,802,000 and $1,670,000 for the six-month periods ended June 30, 2007 and 2006. Interest paid to the Community Banking segment by the Equity Investment segment was approximately $460,000 for each of the six-month periods ended June 30, 2007 and 2006.
3.	Per Share Information

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. The Company has two classes of common stock currently outstanding. The classes are A and B, of which a share of Class B is convertible into 1.15 shares of Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. On December 20, 2006 the Board of Directors of the Company declared a 5% stock dividend on both its Class A common stock and Class B common stock shares payable on January 17, 2007. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (in thousands, except per share data):

	Three months ended June 30, 2007
(dollars in thousands, except for per share data)	Income	Average shares	Per share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$4,283	13,495	$0.32
Effect of dilutive securities:
Stock options	—	67	—

Diluted EPS
Income available to common shareholders plus
assumed exercise of options	$4,283	13,562	$0.32

	Three months ended June 30, 2006
(dollars in thousands, except for per share data)	Income	Average shares	Per share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$4,586	13,441	$0.34
Effect of dilutive securities:
Stock options	—	107	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$4,586	13,548	$0.34

	Six months ended June 30, 2007
(dollars in thousands, except for per share data)	Income	Average shares	Per share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$7,908	13,497	$0.59
Effect of dilutive securities:
Stock options	—	80	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$7,908	13,577	$0.58

	Six months ended June 30, 2006
(dollars in thousands, except for per share data)	Income	Average shares	Per share
	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$9,932	13,439	$0.74
Effect of dilutive securities:
Stock options	—	111	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$9,932	13,550	$0.73

Note:	The stock dividend declared on December 20, 2006 and paid on January 17, 2007 resulted in the issuance of 526,825 additional shares of Class A common stock and 100,345 additional shares of Class B common stock.
4.	Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income, which includes net income as well as certain other items, which results in changes to equity during the period.

(in thousands)	Before	Tax	Net of
	Tax	(expense)	Tax
June 30, 2007	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$1,382	$484	$898
Less reclassification adjustment for gains realized in net income	733	256	477

Unrealized gains on investment securities	$649	$228	$421
Adjustment to net periodic pension cost	86	30	56
Adjustment related to adoption of FASB No. 158	1,547	541	1,006

Other comprehensive income	$2,282	$799	$1,483

(in thousands)	Before	Tax	Net of
	Tax	(expense)	Tax
June 30, 2006	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding losses arising during period	$(4,140)	$(1,449)	$(2,691)
Less reclassification adjustment for gains realized in net income	244	85	159

Other comprehensive income	$(3,896)	$(1,364)	$(2,532)

The projected pension obligation was reduced from $2.5 million to $1.4 million during the second quarter of 2007, to reflect the Company’s projected benefit obligation.

5.	Investment Securities:

The carrying value and approximate market value of investment securities at June 30, 2007 are as follows:

	Amortized	Gross	Gross	Approximate
	Purchased	Unrealized	Unrealized	Fair	Carrying
(in thousands)	Cost	Gains	Losses	Value	Value

Held to maturity:
Mortgage Backed	$118	$—	$—	$118	$118
US Agencies	135,000	—	(1,802)	133,198	135,000
Other Securities	62,300	2,005	—	64,305	62,300

Total Held to Maturity	$197,418	$2,005	$(1,802)	$197,621	$197,418

Available for sale:
Mortgage Backed	$34,662	$43	$(1,010)	$33,695	$33,695
CMO’s	33,234	140	(458)	32,916	32,916
US Agencies	124,981	—	(3,576)	121,405	121,405
Other securities	122,343	6,213	(348)	128,208	128,208

Total Available for Sale	$315,220	$6,396	$(5,392)	$316,224	$316,224

6.	Allowance for Loan Losses:
Changes in the allowance for loan losses were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Balance at beginning period	$11,648	$10,550	$11,455	$10,276

Charge-offs
Single family residential	(50)	(50)	(51)	(173)
Non-residential	—	—	—	(2)
Tax certificates	—	(1)	—	(1)
Commercial and Industrial	(44)	—	(69)	—
Other loans	—	—	—	—

Total charge-offs	(94)	(51)	(120)	(176)

Recoveries
Single family residential	19	2	23	57
Non-residential	1	1	4	4
Tax certificates	—	—	—	—
Commercial and Industrial	6	1	6	1
Other loans	—	—	—	5

Total recoveries	26	4	33	67

Net Loan (charge offs) recoveries	(68)	(47)	(87)	(109)

Provision for loan losses	159	963	371	1,299

Balance at the end of period	$11,739	$11,466	$11,739	$11,466

7.	Pension Plan

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

Net periodic defined benefit pension expense for the three-months and six-month periods ended June 30, 2007 and 2006 included the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Service cost	$154	$70	$257	$140
Interest cost	148	85	246	170
Amortization of prior service cost	30	23	47	47
Amortization of actuarial loss	23	—	39	—

Net periodic benefit cost	$355	$178	$589	$357

The total projected benefit obligation under the plan is estimated to be $9.0 million at June 30, 2007. This projected benefit obligation is the present value of the amounts potentially payable under the plan as computed by actuary calculations made by our third party plan administrator.

8.	Stock Option Plans

Outside Directors’ Stock option Plan

The Company has adopted a non-qualified Outside Directors’ Stock Option Plan (the “Director’s Plan”). Under the terms of the Director’s Plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which are exercisable one year after the grant date. The options were granted at the fair market value at the date of the grant. The ability to issue new grants under this plan has expired. See the discussion below concerning the 2007 Long- Term Incentive Plan.
The following table presents the activity related to the Director Plan for the six months ended June 30, 2007.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2006	102,552	$18.41
Granted	—	—
Exercised	(2,258)	9.13
Forfeited	—	—

Options outstanding at June 30, 2007	100,294	$18.62	5.8	$109,437

Options exercisable at June 30, 2007	100,294	$18.62	5.8	$109,437

As of June 30, 2007, there were no non-vested shares under the Director’s Plan.
Employee Stock Option Plan and Appreciation Right Plan
The Company has adopted a Stock Option and Appreciation Right Plan (the “Employee Plan”). The Employee Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,800,000 shares of Royal Bancshares’ Class A common stock (but not in excess of 19% of outstanding shares). The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. The ability to issue new grants under the plan has expired. See the discussion below concerning the 2007 Long-Term Incentive Plan.

The following table presents the activity related to the Employee Plan for the six months ended June 30, 2007.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2006	853,804	$19.47
Granted	—	—
Exercised	(14,334)	9.21
Forfeited	—	—

Options outstanding at June 30, 2007	839,470	$19.65	6.3	$54,461

Options exercisable at June 30, 2007	519,080	$17.72	5.7	$1,032,969

The following table provides detail for non-vested shares under the Employee Plan at June 30, 2007.

		Weighted
		Average
		Exercise
	Options	Price

Non-vested options – December 31, 2006	462,985	$21.35
Granted	—	—
Vested	(142,595)	20.40
Forfeited/expired	—	—

Non-vested options — June 30, 2007	320,390	$21.21

   As of June 30, 2007, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested options under the Director Plan and the Employee Plan.
The 2007 Long-Term Incentive Plan was approved at the May 16, 2007 Annual Meeting. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock, subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of June 30, 2007, no shares from this plan have been granted.
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
At June 30, 2007 and December 31, 2006, the information pertaining to outstanding interest rate swap agreements used to hedge fixed rate loans and investments is as follows:

	June 30,	Dec. 31,
(in thousands)	2007	2006

Notional Amount	$60,539	$60,588
Weighted average pay rate	5.57%	5.52%
Weighted average receive rate	4.76%	4.58%
Weighted average maturity (years)	4.1	4.6
Fair value relating to interest rate swaps	$(849)	$(1,074)
The fair value on the interest rate swaps included above is estimated by a third party using characteristics such as the current interest environment in conjunction with the remaining term.
10.	Variable Interest Entities (“VIE”)

Real estate owned via equity investments
In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of June 30, 2007, the company has one VIE which is consolidated into the Company’s financial statements. Royal Scully Associates, L.P. (“Royal Scully”) met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners.
In September 2005, the Company, together with a real estate development company, formed Royal Scully. Royal Scully was formed to convert an apartment complex into condominiums in Blue Bell, Pennsylvania. The development company is the general partner of Royal Scully. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company holding the remaining equity interest. In addition, the Company holds two notes totaling $9.2 million with a competitive term and interest rate. Upon the repayment of the initial capital contributions and preferred return, distributions will convert to 50% for the Company and 50% for the development company. The Company utilizes the period of December 2006 to May 2007 in consolidating the financial statements of Royal Scully. At June 30, 2007, Royal Scully had total assets of $39.4 million of which $35.5 million is real estate as reflected on the consolidated balanced sheet and total borrowings of $32.0 million, of which $9.2 million relates to notes discussed above and of which $-0- is guaranteed by the Company. The Company’s exposure to loss due to its investment in and receivables due from Royal Scully is $13.8 million at June 30, 2007.
Trust Preferred Securities
Management previously determined that Royal Bancshares Trust I/II (“Trusts”) utilized for the Company’s $25.8 million of pooled trust preferred securities issuance, qualifies as a variable interest entities under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2006.
The Company does not consolidate the Trusts as FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts expected returns. The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774,000. In addition, the income received on the common stock investments is included in other income.

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
The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.
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
The contract amounts are as follows (in thousands):

	June 30, 2007	Dec. 31, 2006

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$104,171	$103,169
Commitment to extend credit	17,232	28,543
Standby letters of credit and financial guarantees written	8,465	4,862
Financial instruments whose notional amount exceed the amount of credit risk:
Interest rate swap agreements	60,496	60,588
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

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value of Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company did not elect to early adopt SFAS No. 157. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

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

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. The SOP is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. We are evaluating the effect of adopting SOP 07-1 on our Consolidated Financial Statements.

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are evaluating the effect of adopting FSP FIN 39-1 on our Consolidated Financial Statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP did not have a material impact on our consolidated financial statements or disclosures.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month and six-month periods ended June 30, 2007 and June 30, 2006. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s 2006 Form 10-K.
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
Consolidated Net Income
The second quarter of 2007 net income of $4.3 million was $303,000 or 6.6% lower than the second quarter of 2006 net income of $4.6 million. The lower net income earned during the second quarter of 2007 was primarily the result of the continued pressures on funding costs and the reduction in interest income related to an increase in non-accruing loans during 2007. Non-accruing loans increased from $6.6 million at December 31, 2006 to $29.1 million at June 30, 2007. Management is closely monitoring these loans and believes they are adequately collateralized. Basic earnings per share and diluted earnings per share were both $.32 for the second quarter of 2007. Basic earnings per share and diluted earnings per share were both $.34 for the second quarter of 2006. The three month period ended June 30, 2007 return on average assets and return on average equity were 1.28% and 10.49%, respectively. During the second quarter of 2006 the return on average assets was 1.38% and the average return on equity was 11.82%.
Net income for the year to date period ending June 30, 2007 of $7.9 million was $2.0 million lower than the same period in 2006. The lower net income was also attributed to the higher funding costs and the impact of the increase in non-accruing loans during 2007. The six months ended June 30, 2007 basic earnings per share and diluted earnings per share were $.59 and $.58, respectively. The six months ended June 30, 2006 basic earnings per share was $.74 and diluted earnings per share was $.73. The six month period ended June 30, 2007 return on average assets and return on average equity were 1.19% and 9.75%, respectively. The six month period ending June 30, 2006 return on average assets was 1.52% and the average return on equity was 12.85%.
Interest Income
The second quarter of 2007 interest income grew $380,000, or 1.7%, compared to the second quarter of 2006. Cash and cash equivalent interest income increased $852,000, and was partially offset by a $337,000 decrease in investment interest income and a $135,000 reduction in loan interest income. The $135,000 lower loan interest income earned in the second quarter of 2007, was primarily due to the $728,000 reduction related to non-accruing loans. During 2007, six loans in excess of $1.0 million each were added to non-accruing status. Year to date June 30, 2007 total interest income decreased $932,000, primarily as a result of the $2.0 million reduction related to the non-accruing loans mentioned above.
Interest Expense
Interest expense increased $1.1 million to $12.7 million for the quarter ended June 30, 2007 compared to the same period in 2006. The increase in interest expense was the result of an increase in average deposits along with higher interest rates paid on deposits. The increase was partially offset by a $626,000 reduction in interest expense related to an equity investment in real estate. Excluding interest expense related to the variable interest entity, interest expense grew $1.7 million or 15.7%. Average deposits grew 20.7% in the second quarter of 2007, compared to the second quarter of 2006. This increase was primarily a result of the growth average certificates of deposits through promotions featuring attractive rates. Higher rates in NOW and money market accounts also contributed to the higher interest expense in the second quarter of 2007. The increase in deposits was used to offset maturing Federal Home Loan Bank borrowings. Year to date June 30, 2007 interest expense increased $3.0 million compared to the same period in 2006. This increase was partially offset by a $1.0 million reduction in interest expense related to an equity investment in real estate. Excluding the interest expense related to the variable interest entity, interest expense grew $4.0 million or 19.8%. This increase was primarily due to the increase in overall funding cost and the increase in the mix of higher costing certificates of deposits during 2007.
Net Interest Margin

The second quarter 2007 net interest margin of 3.56% was lower than the second quarter 2006 net interest margin of 3.99%, though it was higher than the first quarter of 2007 net interest margin of 3.47%. The year to date 2007 net interest margin of 3.51% was below the 4.09% experienced in the same period in 2006.
The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated, exclusive of interest on obligations related to the variable interest entity. The loans outstanding include non-accruing loans. The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and loans using the federal statutory tax rate of 35% for each period presented.

	For the three months ended			For the three months ended
	June 30, 2007			June 30, 2006
(in thousands)	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$65,596	$868	5.31%	$1,339	$16	4.79%
Investments securities	537,032	6,841	5.11%	573,973	7,177	5.02%
Loans	623,430	15,592	10.03%	626,463	15,495	9.92%

Earning assets	1,226,058	23,301	7.62%	1,201,775	22,688	7.57%

Non earning assets	86,043			82,621

Total average assets	$1,312,101			$1,284,396

Deposits	$896,814	9,816	4.39%	$743,310	6,385	3.45%
Borrowings	218,843	2,615	4.79%	363,110	4,355	4.81%

Total interest bearing liabilities	1,115,657	12,431	4.47%	1,106,420	10,740	3.89%

Non-interest bearing liabilities and equity	196,444			177,976

Total average liabilities and equity	$1,312,101			$1,284,396

Net interest margin		$10,870	3.56%		$11,948	3.99%

	For the six months ended			For the six months ended
	June 30, 2007			June 30, 2006
(in thousands)	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$54,492	$1,454	5.38%	$2,029	$49	4.87%
Investments securities	551,794	13,824	5.05%	580,399	14,462	5.03%
Loans	615,685	30,218	9.90%	596,470	29,590	10.00%

Earning assets	1,221,971	45,496	7.51%	1,178,898	44,101	7.54%

Non earning assets	85,794			86,766

Total average assets	$1,307,765			$1,265,664

Deposits	$892,166	18,914	4.28%	$724,048	11,848	3.30%
Borrowings	222,028	5,291	4.81%	363,385	8,358	4.64%

Total interest bearing liabilities	1,114,194	24,205	4.38%	1,087,433	20,206	3.75%

Non-interest bearing liabilities and equity	193,571			178,231

Total average liabilities and equity	$1,307,765			$1,265,664

Net interest margin		$21,291	3.51%		$23,895	4.09%

Rate Volume Analysis
The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the three-month and six-month periods ended June 30, 2007, as compared to the respective period in 2006, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	$812	$1	$813	$1,334	$9	$1,343
Federal funds sold	39	—	39	62	1	63
Investments securities
Held to maturity	(166)	90	(76)	(91)	127	36
Available for sale	(481)	221	(260)	(643)	(32)	(675)

Total Investments securities	204	312	516	662	105	767
Loans
Commercial demand loans	(170)	(169)	(339)	560	(501)	59
Commercial mortgages	(25)	(258)	(283)	(116)	(146)	(262)
Residential and home equity	(110)	69	(41)	(244)	85	(159)
Leases receivables	353	(19)	334	673	(31)	642
Tax certificates	47	92	139	45	174	219
Other loans	(14)	4	(10)	(29)	10	(19)
Loan fees	297	—	297	148	—	148

Total loans	378	(281)	97	1,037	(409)	628

Total increase in interest income	582	31	613	1,699	(304)	1,395

INTEREST EXPENSE
Deposits
NOW and money market	(298)	646	348	(489)	1,294	805
Savings	(3)	(1)	(4)	(6)	(2)	(8)
Time deposits	2,457	630	3,087	4,856	1,413	6,269

Total deposits	2,156	1,275	3,431	4,361	2,705	7,066
Trust preferred	—	15	15	—	28	28
Borrowings	(1,601)	(154)	(1,755)	(3,195)	100	(3,095)

Total increase in interest expense	555	1,136	1,691	1,166	2,833	3,999

Total increase (decrease) in net interest income	$27	$(1,105)	$(1,078)	$533	$(3,137)	$(2,604)

Provision for Loan Losses
The provision for loan losses was $159,000 during the second quarter of 2007 and $371,000 year to date as of June 30, 2007, compared to $963,000 and $1,299,000 during the respective periods in 2006. The allowance for loan losses to total loans ratio increased to 1.87% at June 30, 2007, from 1.80% at June 30, 2006.
Non-interest Income
The second quarter 2007 non-interest income of $2.9 million was even with the second quarter of 2006. Higher net gains on investment securities available for sale and gains on the sale of other real estate were offset by lower operating income related to the equity investment in real estate and gains recognized on non-consolidated equity investments. The consolidated equity investment in real estate is associated with the Royal Scully VIE described in notes 2 and 10. The year to date June 30, 2007 non-interest income was $669,000 lower than the $5.2 million recorded in 2006. This reduction in non-interest income was related to higher gains on the sale of other real estate in the first half of 2006, compared to the same period in 2007.
Non-interest Expense
The second quarter of 2007 non-interest expense of $6.7 million increased $293,000, or 4.6% from the second quarter of 2006. Year to date June 30, 2007 non-interest expenses of $13.3 million was $609,000, or 4.8% higher than the same period in 2006. These increases were associated with both the opening of a new Royal

Asian Bank branch in the first quarter of 2007 and the addition of two specialty lending subsidiaries, Royal Bank America Asset Based Lending and RBA Capital during the second half of 2006. These increases were partially offset by lower expenses associated with the equity investment in real estate.
Income Tax Expense
Total income tax expense for the second quarters of 2007 and 2006 were both $2.0 million. The effective tax rate for the second quarter of 2007 was 31.4% compared to the 30.4% for the same period in 2006. The year to date June 30, 2007 effective tax rate of 31.3%, compared to 31.0% effective tax rate for the same period in 2006. The higher effective tax rates recorded during 2007 reflect the lower level of tax free loan interest recorded in 2007, compared to 2006.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets as of June 30, 2007 decreased $25.3 million from December 31, 2006. A $46.4 million decrease in investment securities was partially offset by a $26.2 increase in higher yielding loans. Also contributing to this decrease was a $7.0 million reduction in real estate associated with the equity investment in real estate. The lower level of assets was related to the planned decrease in Federal Home Loan Bank borrowings during the first half of 2007.
Loans
Total loans increased $26.2 million from the $603.0 million level at December 31, 2006 to $629.2 million at June 30, 2007. This increase is primarily due to an increase in secured other real estate loans, commercial and industrial loans and leases, which was partially offset by a decrease in construction and land development loans.
The following table represents loan balances by type:

(amounts in thousands)	June 30, 2007	Dec. 31, 2006

Commercial and industrial loans	$63,967	$43,019
Construction and land development	159,755	183,534
Single family residential	45,536	43,338
Other real estate secured	340,010	319,894
Leases	19,840	13,404
Other loans	1,581	1,333

Total gross loans	630,689	604,522
Deferred fees	(1,523)	(1,564)

Total loans	$629,166	$602,958

Non-performing loans

(in thousands)	June 30, 2007	Dec. 31, 2006

Non-accruing loans (1)	$29,089	$6,560
Other real estate owned	971	924

Total nonperforming assets	$30,060	$7,484

Nonperforming assets to total assets	2.26%	0.55%

Nonperforming loans to total loans	4.62%	1.09%

Allowance for loan loss to non-accruing loans	40.36%	174.62%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
Loans on which the accrual of interest has been discontinued was $29.1 million at June 30, 2007, as compared to $6.6 million at December 31, 2006, an increase of $22.5 million. This increase is primarily the result of transferring three construction loans, two construction mezzanine loans and one asset based loan to non-accrual status during the first half of 2007. One construction loan in the amount of $4.8 million was sold at auction on May 29, 2007 and should settle during the third quarter of 2007 at approximately the outstanding loan amount. Two of these loans (one construction and one construction mezzanine loan) representing $8.2 million were related to one customer for a condominium building in Maryland. We anticipate a payment of approximately $490,000 in the third quarter on the sale of one of the condominiums. Two other loans (one construction and one construction mezzanine loan) to another customer in the amount of $6.9 million were also added to non-accruing status during 2007. These loans are secured by a condominium building in New Jersey. A loan loss reserve in the amount of $129,000 has been allocated to these loans. The asset based loan in the amount of $3.1 million was added to non-accruing status in June 2007. We are continuing to collect payments on this loan and have allocated a $307,000 loan loss reserve to it.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The total of impaired loans at June 30, 2007 was $28.0 million and the average year to date June 30, 2007 impaired loans was $23.7 million. The allowance for loan losses related to impaired loans was $796,000 at June 30, 2007. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. The income recognized on impaired loans was $303,000 for the first six months of 2007.
The balance of impaired loans at December 31, 2006 was $14.6 million. The allowance for loan losses related to these impaired loans was $3.6 million. The average balance of impaired loans was $13.8 million during 2006 and the income recognized on impaired loans during 2006 was $641,000.
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
The allowance for loan losses increased $284,000 to $11.7 million at June 30, 2007 from $11.5 million at December 31, 2006. The $284,000 increase was attributed to recording a provision of $371,000 offset by net charge offs of $87,000. The amount of the allowance for loan losses represents 1.87% of total loans at June 30, 2007 versus 1.90% at December 31, 2006. Management believes that, based on information currently available, the allowance for loan loss is sufficient to cover losses inherent in the Company’s loan portfolio at this time. As noted in the review of the non-performing loans section of this report, the Company has experienced a significant increase in non-accruing loans during the first six months of 2007. Management is aggressively managing these loans in an effort to reduce the level of non-accrual loans. Management has allocated specific loan loss reserves to the loans when they believe the loans are not adequately collateralized. No assurances can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.
An analysis of the Allowance for Loan losses by loan type is set forth below:

	June 30, 2007		December 31, 2006
		Percent of		Percent of
		loans		loans
	Amount	in each	Amount	in each
	in	category to	in	category to
	thousands	total loans	thousands	total loans

Domestic
Commercial and industrial	$1,202	10.19%	$559	6.70%
Construction and land development	3,662	25.45%	4,526	29.93%
Single family residential	1,320	7.23%	845	6.71%
Real Estate – non-residential	4,935	45.24%	5,165	48.14%
Real Estate – multi-family	102	1.59%	56	0.99%
Tax certificates	—	6.89%	—	5.18%
Lease financing	503	3.16%	293	2.17%
Installment loans to individuals	15	0.25%	11	0.18%
Foreign	—	N/A	—	N/A
Unallocated	—	N/A	—	N/A

Total	$11,739	100.00%	$11,455	100.00%

Investment Securities
Total investment securities decreased $46.4 million to $522.4 million at June 30, 2007, from the level at December 31, 2006. This decrease is primarily due to maturities and calls of investments along with principal repayments from mortgage backed securities during the first six months of 2007. These proceeds were primarily used to fund loan growth.
Cash and Cash Equivalents
Total cash and cash equivalents decreased $462,000 from the $82.4 million level at December 31, 2006 to $82.0 million at June 30, 2007 due to a reduction in federal funds sold.
Deposits
Total deposits, the primary source of funds, increased $32.2 million to $891.6 million at June 30, 2007, from the level at December 31, 2006. This growth was primarily related to the planned increase in time deposits through promotions featuring attractive rates. Time deposits under $100,000 grew $28.2 million, time deposits over $100,000 increased $20.4 million and non-interest bearing demand deposits grew $10.5 million. Partially offsetting these increases was a decrease to NOW and money market accounts of $26.2 million and a $749,000 reduction in savings accounts.
     The following table represents ending deposit balances by type:

(in thousands)	June 30, 2007	Dec. 31, 2006
Demand (non-interest bearing)	$71,482	$61,002
NOW and Money Markets	249,944	276,190
Savings	16,436	17,185
Time deposits (over $100)	305,959	285,485
Time deposits (under $100)	247,794	219,595

Total deposits	$891,615	$859,457

Borrowings
Total borrowings decreased $53.1 million to $193.0 million at June 30, 2007, from $246.1 million at December 31, 2006. This reduction is attributed to a $53.0 million decrease in overnight borrowings with the Federal Home Loan Bank resulting from increased deposit funding. The Company’s investment in VIE’s is further discussed in Note 10.
Obligations Related to Equity Investments in Real Estate
As a result of the adoption of FIN 46(R) the Company consolidated into its statement of condition $22.8 million of debt at June 30, 2007 and $29.3 million of debt at December 31, 2006 related to real estate equity investment of which none is guaranteed by the Company.
Stockholders’ Equity
Consolidated stockholders’ equity increased $467,000 to $163.7 million at June 30, 2007 from $163.3 million at December 31, 2006. This increase is primarily due a decrease in the loss in accumulated other comprehensive income related to an increase in gains in the available for sale portfolio of approximately $421,000 and an adjustment related to the adoption of FASB No. 158 of $1.0 million. Additional paid in capital grew $366,000 as a result of stock options exercised during the first half of 2007. These increases were partially offset by the $1.5 million increase in treasury stock. Net income for the first six months of 2007 was $7.9 million and the dividends paid during the first six months of 2007 was $7.8 million.
CAPITAL ADEQUACY
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At June 30, 2007, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.
The table below provides a comparison of The Company and Royal Bank’s risk-based capital ratios and leverage ratios for June 30, 2007 and the year ended December 31, 2006:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
June 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$203,565	20.51%	$79,405	8.00%	N/A	N/A
Royal Bank	151,515	16.49%	73,508	8.00%	$91,885	10.00%
Royal Asian	15,673	21.86%	5,735	8.00%	7,168	10.00%

Tier I Capital (to risk-weighted assets)
Company (consolidated)	$191,826	19.33%	$39,702	4.00%	N/A	N/A
Royal Bank	140,513	15.29%	36,754	4.00%	$55,131	6.00%
Royal Asian	14,936	20.84%	2,867	4.00%	4,301	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$191,826	14.31%	$40,210	3.00%	N/A	N/A
Royal Bank	140,513	11.14%	37,828	3.00%	$63,047	5.00%
Royal Asian	14,936	14.05%	3,189	3.00%	5,315	5.00%

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$203,190	20.38%	$79,757	8.00%	N/A	N/A
Royal Bank	150,274	16.44%	73,112	8.00%	$91,390	10.00%
Royal Asian	15,493	25.29%	4,901	8.00%	6,126	10.00%

Tier I Capital (to risk-weighted assets)
Company (consolidated)	$191,735	19.23%	$39,879	4.00%	N/A	N/A
Royal Bank	139,599	15.28%	36,556	4.00%	$54,834	6.00%
Royal Asian	14,727	24.04%	2,450	4.00%	3,676	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$191,735	14.92%	$38,547	3.00%	N/A	N/A
Royal Bank	139,599	11.23%	37,286	3.00%	$62,143	5.00%
Royal Asian	14,727	23.03%	1,918	3.00%	3,197	5.00%
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
The liquidity ratio of the Company remains adequate at approximately 43% and exceeds the Company’s target ratio set forth in the Asset/Liability Policy. The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.
In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2007:

Interest Rate Sensitivity

(in millions)	Days		1 to 5	Over 5	Non-rate
	0 – 90	91 – 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$67.2	$—	$—	$—	$13.8	$81.0
Federal funds sold	1.0	—	—	—	—	1.0
Investment securities:
Available for sale	31.1	45.7	144.8	93.6	1.0	316.2
Held to maturity	30.1	100.3	67.0	—	—	197.4

Total investment securities	61.2	146.0	211.8	93.6	1.0	513.6
Loans:
Fixed rate	20.1	47.9	184.4	35.1	—	287.5
Variable rate	291.1	37.7	12.7	0.1	(11.7)	329.9

Total loans	311.2	85.6	197.1	35.2	(11.7)	617.4
Other assets	8.7	23.4	—	—	85.9	118.0

Total Assets	$449.3	$255.0	$408.9	$128.8	$89.0	$1,331.0

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$71.5	$71.5
Interest bearing deposits	29.6	88.7	148.1	—	—	266.4
Certificate of deposits	56.6	286.4	207.7	3.0	—	553.7

Total deposits	86.2	375.1	355.8	3.0	71.5	891.6
Borrowings (1)	48.4	50.0	120.4	—	22.8	241.6
Other liabilities	0.1	—	—	—	34.0	34.1
Capital	—	—	—	—	163.7	163.7

Total liabilities & capital	$134.7	$425.1	$476.2	$3.0	$292.0	$1,331.0

Net interest rate GAP	$314.6	$(170.1)	$(67.3)	$125.8	$(203.0)

Cumulative interest rate GAP	$314.6	$144.5	$77.2	$203.0

GAP to total assets	24%	-13%

GAP to total equity	192%	-104%

Cumulative GAP to total assets	24%	11%

Cumulative GAP to total equity	192%	88%

(1)	The $22.8 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
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
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities

Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as June 30, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.
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
(b) Changes in internal controls.
There has not been any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
     The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2007:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	may yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Repurchased	Share	Programs	Programs
April 1, 2007 through April 30, 2007	—	$—	—	—
May 1, 2007 through May 31, 2007	17,900	$20.46	17,900	652,100
June 1, 2007 through June 30, 2007	55,300	$21.34	55,300	596,800
1.	Transactions are reported as of settlement dates.

2.	The Company’s current stock repurchase program was approved by its Board of Directors and announced on May 16, 2007.

3.	The number of shares approved for repurchase under the Company’s current stock repurchase program is 670,000.

4.	The Company’s current stock repurchase program has no expiration date.

5.	The Company did not have a stock repurchase plan or program expire during the period covered by the table.

6.	The Company did not have a stock repurchase plan or program that is has determined to terminate prior to expiration or under which it does not intend to make further purchases.
Item 3. Default Upon Senior Securities
     None
Item 4. Submission of Matters to Vote Security Holders
     On Wednesday, May 16, 2007, the Annual Meeting of Shareholders’ of the Company was convened in Philadelphia, PA at 6:30 P.M. to consider the following matters.
1.	The following nominees were elected as Class II Directors of the Registrant to serve for a three year term. There was no solicitation in opposition to the nominees of the Board of Directors. The votes cast with respect to each individual nominees were as follows:

Name	For	Withhold
Anthony Micale	27,711,491	400,723
Mitchell Morgan	27,731,691	380,523
Albert Ominsky	27,727,721	384,493
Gregory Reardon	27,731,473	380,741
Robert Tabas	27,160,358	951,856
2.	Approval of the 2007 Long-Term Incentive Plans. The votes cast in this matter were as follows:

For	23,724,812
Against	2,046,732
Abstain	80,952
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
Item 6. Exhibits
     (a)
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s registration Statement on Form S-4 No. 0-26366.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006.

10.1	Employment Agreement dated September 11, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Joseph P. Campbell, President and Chief Executive Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.2	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and James J. McSwiggan, Jr, Chief Operating Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.3	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Murray Stempel, III, Executive Vice President and Chief Lending Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.4	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and John Decker, Executive Vice President Mezzanine/Equity Lending of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.5	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Robert R. Tabas, Executive Vice President the Corporation and the Bank.

(Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.6	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Asian Bank (“Bank”) and Edward Shin, President of Royal Asian Bank. (Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.7	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007.

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 8, 2007.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Gregg J. Wagner, Chief Financial Officer of Royal Bancshares of Pennsylvania on August 8, 2007.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on August 8, 2007.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gregg J. Wagner, Chief Financial Officer of Royal Bancshares of Pennsylvania on August 8, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)

Dated: August 8, 2007	/s/ Gregg J. Wagner
Gregg J. Wagner
Chief Financial Officer