Form 10-Q
period 2007-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2008-01-29
CIK 922487

WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2007

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
Yes ☐ No. ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 31, 2007
$2.00 par value	11,329,431

Class B Common Stock	Outstanding at December 31, 2007
$.10 par value	2,096,646

     PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
Royal Bancshares of Pennsyvania Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30, 2007	December 31, 2006

Assets
Cash and due from banks	$8,038	$13,426
Interest bearing deposits	18,461	66,810
Federal funds sold	1,000	2,200

Total cash and cash equivalents	27,499	82,436
Investment securities held to maturity (fair value of $168,764 at September 30, 2007 and $254,249 at December 31, 2006	167,411	255,429
Investment securities available for sale (“AFS”) at fair value	371,275	302,036
FHLB Stock, at cost	10,067	11,276

Total investment securities and FHLB Stock	548,753	568,741

Loans and leases	610,529	592,214
Less allowance for loan and lease losses	15,621	11,455

Net loans and leases	594,908	580,759

Premises and equipment, net	7,726	7,766
Accrued interest receivable	15,696	16,494
Real estate owned via equity investment	24,469	42,514
Investment in real estate joint ventures	5,132	10,744
Bank owned life insurance	23,549	22,906
Other assets	35,480	23,951

Total Assets	$1,283,212	$1,356,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$81,127	$61,002
Interest bearing	782,086	798,455

Total deposits	863,213	859,457

Accrued interest payable	16,016	10,654
Other liabilities	14,389	18,593
Borrowings	192,957	246,087
Obligations related to real estate owned via equity investment	20,088	29,342
Subordinated debentures	25,774	25,774

Total liabilities	1,132,437	1,189,907
Minority interests	1,825	3,150

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 11,322,321 at September 30, 2007 and 11,287,462 at December 31, 2006	22,645	22,575
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,096,647 at September 30, 2007 and 2,108,827 at December 31, 2006	210	211
Additional paid in capital	122,138	121,542
Retained earnings	8,892	23,464
Accumulated other comprehensive income (loss)	1,090	(2,273)

	154,975	165,519

Treasury stock — at cost, shares of Class A, 398,488 at September 30, 2007 and 215,388 at December 31, 2006	(6,025)	(2,265)

Total stockholders’ equity	148,950	163,254

Total liabilities and stockholders’ equity	$1,283,212	$1,356,311

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006

Interest income
Loans and leases, including fees	$14,863	$17,627	$42,143	$46,867
Investment securities held to maturity	2,200	3,016	8,035	8,816
Investment securities available for sale:
Taxable interest	4,721	4,309	12,673	12,972
Tax exempt interest	19	—	56	—
Deposits in banks	498	13	1,863	36
Federal funds sold	47	6	135	31

TOTAL INTEREST INCOME	22,348	24,971	64,905	68,722

Interest expense
Deposits	9,437	7,357	28,351	19,206
Borrowings	2,680	4,070	7,971	12,429
Obligations related to real estate owned via equity investments	133	499	468	1,649

TOTAL INTEREST EXPENSE	12,250	11,926	36,790	33,284

NET INTEREST INCOME	10,098	13,045	28,115	35,438
Provision for loan losses	6,896	303	7,267	1,601

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,202	12,742	20,848	33,837

Other income
Service charges and fees	358	388	1,045	1,096
Net gains on investment securities available for sale	—	9	733	253
Revenue related to real estate owned via equity investments	908	2,694	3,043	5,336
Gains on sales related to real estate joint ventures	—	—	350	—
Gains on sales of other real estate	165	480	851	2,054
Gains on sales of loans and leases	138	54	328	271
Income from bank owned life insurance	195	201	643	625
Other income	83	110	122	199

TOTAL OTHER INCOME	1,847	3,936	7,115	9,834

Other expenses
Salaries and wages	2,685	2,504	8,056	7,490
Employee benefits	753	686	2,321	1,961
Stock option expense	154	188	331	545
Occupancy and equipment	509	414	1,405	1,218
Expenses related to real estate owned via equity investments	316	533	1,142	1,243
Impairment related to real estate joint venture	5,927	—	5,927	—
Impairment related to real estate owned via equity investments	8,261	—	8,261	—
Other operating expenses	2,193	2,137	6,546	6,668

TOTAL OTHER EXPENSE	20,798	6,462	33,989	19,125

Minority interests	(1,941)	599	(1,232)	532

INCOME (LOSS) BEFORE INCOME TAXES	(13,808)	9,617	(4,794)	24,014
Income (benefit) taxes	(4,628)	3,102	(1,900)	7,567

NET (LOSS) INCOME	$(9,180)	$6,515	$(2,894)	$16,447

Per share data
Net income (loss) — basic	$(0.69)	$0.48	$(0.21)	$1.22

Net income (loss) — diluted	$(0.69)	$0.48	$(0.21)	$1.21

Cash dividends— Class A shares	$0.287500	$0.261900	$0.862500	$0.785700

Cash dividends— Class B shares	$0.330625	$0.301190	$0.991875	$0.903600

The accompanying notes are an integral part of these statements.

3

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Nine Months ended September 30, 2007
(UNAUDITED)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	earnings	income (loss)	stock	Income

Balance, January 1, 2007	11,287	$22,575	2,109	$211	$121,542	$23,464	$(2,273)	$(2,265)
Adjustment related to adoption of of FASB No. 158, net of taxes							1,006
Net loss	—	—	—	—	—	(2,894)	—	—	$(2,894)
Stock conversion	14	28	(12)	(1)		(27)
Cash in lieu of fractional shares	—	—	—	—	—	(13)	—	—	—
Stock dividend adjustment	—	—	—	—	(12)	12	—	—	—
Cash dividends on common stock (Class A $0.8625 Class B $0.991875)	—	—	—	—	—	(11,650)	—	—	—
Purchase of treasury stock								(3,760)
Stock options exercised	21	42	—	—	181
Stock option expense	—	—	—	—	331	—	—	—	—
Tax benefit stock options	—	—	—	—	96	—	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	2,357	—	2,357

Comprehensive loss									$(537)

Balance, September 30, 2007	11,322	$22,645	2,097	$210	$122,138	$8,892	$1,090	$(6,025)

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Nine Months ended September 30, 2006
(UNAUDITED)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	B-Shares	Capital	earnings	Income (loss)	stock	Income

Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)
Net income	—	—	—	—	—		16,447	—	—	$16,447
5% Stock dividend	527	1,054	100	11	—	15,575	(16,640)
Conversion of Class B common stock to Class A Common stock	4	8	(4)	—	—	—	(9)	—	—	—
Issuance of undistributed shares	—	—	20	2	(2)	—	—	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	—	(11)	—	—	—
Cash dividends on common stock (Class A $0.7857 Class B $0.9036)	—	—	—	—	—	—	(10,559)	—	—	—
Stock options exercised	51	102	—	—	—	649	—	—	—	—
Stock option expense	—	—	—	—	—	545	—	—	—
Tax benefit stock options	—	—	—	—	—	240	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	—	545	—	545

Comprehensive income										$16,992

Balance, September 30, 2006	11,282	$22,564	2,109	$212	$—	$121,294	$22,055	$(395)	$(2,265)

The accompanying notes are an integral part of the financial statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30,
(in thousands)

	2007	2006
Cash flows from operating activities
Net (loss) income	$(2,894)	$16,447
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	888	1,142
Stock compensation expense	331	545
Provision for loan losses	7,267	1,601
Net accretion of discounts and premiums on loans, mortage-backed securities and investments	(2,299)	(1,746)
Benefit for deferred income taxes	(3,265)	(678)
Gains on sales of other real estate	(851)	(2,054)
Gain on sales of real estate joint ventures	(350)	—
Gains on sales of loans	(328)	(271)
Net gains on sales of investment securities	(733)	(253)
Distibution from investments in real estate	(167)	(153)
Gain from sale of premises of real estate owned via equity investment	(1,901)	(2,731)
Impairment related to real estate owned via equity investments	8,261	—
Income from bank owned life insurance	(643)	(625)
Impairment related to real estate joint ventures	5,927
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	798	(1,940)
(Increase) decrease in other assets	(8,498)	6,634
Increase in accrued interest payable	5,362	2,329
Minority Interest	(1,325)	—
(Decrease) increase in other liabilities	(2,473)	391

Net cash provided by operating activities	3,107	18,638

Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	90,018	—
Proceeds from calls/maturities of AFS investment securities	57,910	33,257
Proceeds from sales of AFS investment securities	1,050	4,230
Purchase of AFS investment securities	(124,160)	(18,375)
Purchase of HTM investment securities	(2,000)	—
Redemption of FHLB Stock	1,209	3,658
Net increase in loans	(19,322)	(54,341)
Purchase of premises and equipment	(700)	(406)
Net proceeds from sale premises of real estate owned via equity investments	16,256	16,067
Distributions from real estate owned via equity investments	167	153
Net decrease in real estate joint ventures	35	—
Net increase in real estate owned via equtiy investments	(4,719)	—

Net cash provided by (used) in investing activities	15,744	(15,757)

Cash flows from financing activities:
Decrease in non-interset bearing and interest bearing demand deposits and savings accounts	(18,407)	(16,107)
Increase in certificates of deposit	22,163	101,406
Mortgage payments	(56)	—
Repayments from short term borrowings	(53,000)	—
Repayments from long term borrowings	(130)	(80,375)
Repayment of mortgage debt of real estate owned via equity investments	(9,254)	(14,951)
Income tax benefit on stock options	96	240
Cash dividends	(11,650)	(10,559)
Cash in lieu of fractional shares	(13)	(11)
Purchase of treasury stock	(3,760)	—
Issuance of common stock under stock option plans	223	751

Net cash used in financing activities	(73,788)	(19,606)
Net decrease in cash and cash equivalents	(54,937)	(16,725)
Cash and cash equivalents at beginning of period	82,436	30,895

Cash and cash equivalents at end of period	$27,499	$14,170

Supplemental Disclosure
Taxes paid	$4,700	$4,900

Interest paid	$31,428	$31,764

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
1. Accounting Policies and Restatement
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.
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
     Included in the operating results for the nine months ended September 30, 2007 is a $1.6 million reduction to net income related to the following accounting errors: a $1.1 million accounting error related to investments in real estate joint ventures (see footnote 12 for a discussion of the investment in real estate joint ventures), a $900,000 reduction in net income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment and an increase in net income of $400,000 related to an error in the accounting for deferred loan costs per Statement of Financial Accounting Standards (SFAS ) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Of the $1.6 million, approximately $1.0 million relates to 2006 and prior periods. In our opinion, the adjustments to 2006 and prior years operating results are immaterial, and no restatements for 2006 and prior years were made. However, in our opinion, the $600,000 of adjustments related to 2007 net income is material for the first and second quarters of 2007. Reported net income for the first quarter of 2007 of $3.6 million has been reduced by $1.3 million for a restated first quarter 2007 net income of $2.3 million. The first quarter of 2007 adjustment included the $1.0 million related to 2006 and prior years. Reported net income for the second quarter of 2007 of $4.3 million has been reduced by $300,000 for a restated second quarter 2007 net income of $4.0 million.
     2. Segment Information
     Community Banking

The Company’s Community Banking segment which includes Royal Bank America and Royal Asian Bank (“the Banks”) consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Banks to fund them with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer lending.
Tax lien operation
     The Company’s Tax Lien Operation, which includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking segment. The Company’s Tax Lien Operation consists of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property. The tax lien operation earns income based on interest rates (determined at auction) and penalties assigned by the municipality along with gains on sale of foreclosed properties.
Equity investments
          As of September 30, 2007 and 2006, the Company is reporting on a consolidated basis its interest in one equity investment in real estate as a Variable Interest Entity (“VIE”) which has different characteristics than the Community Banking segment. Royal Scully Associates, L.P. (“the Partnership”) met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows during the third quarter of 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007 (the impairment). The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. The Company’s investment in this entity is further discussed in Note 10.
     The following table presents selected financial information for reportable business segments for the three month periods ended September 30, 2007 and 2006.

	Three months ended September 30, 2007
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Consolidated

Total assets	$1,207,122	$55,083	$20,245	$1,282,450

Total deposits	863,213	—	—	863,213

Interest income	$20,702	$1,646	$—	$22,348
Interest expense	11,024	1,093	133	12,250

Net interest income (loss)	9,678	553	(133)	10,098
Provision for loan losses	6,896	—	—	6,896
Total non-interest income	906	165	776	1,847
Total non-interest expense	6,078	216	316	6,610
Impairment-real estate joint venture	5,927	—	—	5,927
Impairment-real estate owned via equity invest.	—	—	8,261	8,261
Minority interest	169	—	(2,110)	(1,941)
Income tax (benefit) expense	(1,620)	184	(3,192)	(4,628)

Net (loss) income	$(6,866)	$318	$(2,632)	$(9,180)

	Three months ended September 30, 2006
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Consolidated

Total assets	$1,224,139	$42,302	$35,228	$1,301,669

Total deposits	782,708	—	—	782,708

Interest income	$23,869	$1,102	$—	$24,971
Interest expense	10,609	818	499	11,926

Net interest income (loss)	13,260	284	(499)	13,045
Provision for loan losses	281	22	—	303
Total non-interest income	701	586	2,649	3,936
Total non-interest expense	5,535	393	534	6,462
Minority interest	20	—	579	599
Income tax expense	2,594	103	405	3,102

Net income	$4,952	$352	$1,211	$6,515

     Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $1.1 million and $818,000 for the three-month periods ended September 30, 2007 and 2006, respectively.
     The following table presents selected financial information for reportable business segments for the nine month periods ended September 30, 2007 and 2006.

	Nine months ended September 30, 2007
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Consolidated

Total assets	$1,207,122	$55,083	$20,245	$1,282,450

Total deposits	863,213	—	—	863,213

Interest income	$60,735	$4,170	$—	$64,905
Interest expense	33,427	2,895	468	36,790

Net interest income	27,308	1,275	(468)	28,115
Provision for loan losses	7,267	—	—	7,267
Total non-interest income	3,631	810	2,674	7,115
Total non-interest expense	17,921	739	1,141	19,801
Impairment-real estate joint venture	5,927	—	—	5,927
Impairment-real estate owned via equity invest.	—	—	8,261	8,261
Minority interest	277	—	(1,509)	(1,232)
Income tax expense (benefit)	690	408	(2,998)	(1,900)

Net income (loss)	$(1,143)	$938	$(2,689)	$(2,894)

	Nine months ended September 30, 2006
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Consolidated

Total assets	$1,224,139	$42,302	$35,228	$1,301,669

Total deposits	782,708	—	—	782,708

Interest income	$65,315	$3,407	$—	$68,722
Interest expense	29,147	2,488	1,649	33,284

Net interest income (loss)	36,168	919	(1,649)	35,438
Provision for loan losses	1,576	25	—	1,601
Total non-interest income	3,695	1,381	4,758	9,834
Total non-interest expense	16,650	1,232	1,243	19,125
Minority interest	3	—	529	532
Income tax expense	6,993	204	370	7,567

Net income	$14,112	$839	$1,496	$16,447

     Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $2.9 million and $2.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.
3.	Per Share Information
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. The Company has two classes of common stock currently outstanding. The classes are A and B, of which a share of Class B is convertible into 1.15 shares of Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. On December 20, 2006 the Board of Directors of the Company declared a 5% stock dividend on both its Class A common stock and Class B common stock shares payable on January 17, 2007. The Company was in a loss position for the three month and nine month periods ended September 30, 2007. The common stock equivalents of stock options were not included in the computation of diluted earnings per share as they were anti-dilutive. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (in thousands, except per share data):

	Three months ended September 30, 2007
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(7,765)	13,397	$(0.58)

	Three months ended September 30, 2006
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$6,515	13,464	$0.48
Effect of dilutive securities:
Stock options	—	150	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$6,515	13,614	$0.48

	Nine months ended September 30, 2007
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(1,479)	13,463	$(0.11)

	Nine months ended September 30, 2006
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$16,447	13,448	$1.22
Effect of dilutive securities:
Stock options	—	121	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$16,447	13,569	$1.21

Note:	The stock dividend declared on December 20, 2006 and paid on January 17, 2007 resulted in the issuance of 526,825 additional shares of Class A common stock and 100,345 additional shares of Class B common stock.
4. Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income, which includes net income as well as certain other items, which results in changes to equity during the period.

(in thousands)	Before	Tax	Net of
	Tax	(expense)	Tax
	Amount	Benefit	Amount
September 30, 2007
Unrealized gains on securities:
Unrealized holding gains arising during period	$4,232	$1,482	$2,750
Less reclassification adjustment for gains realized in net income	733	256	477

Unrealized gains on investment securities	$3,499	$1,226	$2,273
Adjustment to net periodic pension cost	129	45	84

Other comprehensive income	$3,628	$1,271	$2,357

(in thousands)	Before	Tax	Net of
	Tax	(expense)	Tax
	Amount	Benefit	Amount
September 30, 2006
Unrealized gains on securities:
Unrealized holding gains arising during period	$1,091	$381	$710
Less reclassification adjustment for gains realized in net income	253	88	165

Other comprehensive income	$838	$293	$545

5. Investment Securities:
     The carrying value and approximate fair value of investment securities at September 30, 2007 are as follows:

	Amortized	Gross	Gross	Approximate
	Purchased	Unrealized	Unrealized	Fair	Carrying
(in thousands)	Cost	Gains	Losses	Value	Value

Held to maturity:
Mortgage Backed	$111	$—	$—	$111	$111
US Agencies	105,000	—	(711)	104,289	105,000
Other Securities	62,300	2,064	—	64,364	62,300

Total Held to Maturity	$167,411	$2,064	$(711)	$168,764	$167,411

Available for sale:
Mortgage Backed	$33,393	$174	$(655)	$32,912	$32,912
CMO’s	66,952	728	(336)	67,344	67,344
US Agencies	114,982	47	(1,414)	113,615	113,615
Other securities	152,082	6,623	(1,301)	157,404	157,404

Total Available for Sale	$367,409	$7,572	$(3,706)	$371,275	$371,275

6. Allowance for Loan Losses:
     Changes in the allowance for loan losses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Balance at beginning period	$11,739	$11,466	$11,455	$10,276

Charge-offs
Commercial and Industrial	(18)	—	(87)	—
Construction and land development	(3,113)	—	(3,113)	—
Single family residential	(22)	—	(73)	(173)
Leases	(91)	(11)	(91)	(10)
Tax Certificates	—	(27)		(30)

Total charge-offs	(3,244)	(38)	(3,364)	(213)

Recoveries
Commercial and Industrial	194	1	200	2
Construction and land development	34	—	34	—
Single family residential	2	33	25	90
Single family residential - mezzanine Real Estate — non-residential	—	3	4	7
Leases	—	—	—	5
Tax Certificates		4		4

Total recoveries	230	41	263	108

Net Loan (charge offs) recoveries	(3,014)	3	(3,101)	(105)

Provision for loan losses	6,896	303	7,267	1,601

Balance at the end of period	$15,621	$11,772	$15,621	$11,772

     The majority of the charged off loans during the third quarter and year-to-date are related to one customer with one construction loan and one construction mezzanine loan. These loans became 90 days past due during the first quarter of 2007 and were classified as impaired during the first quarter of 2007. An appraisal received during the first quarter of 2007 provided a gross retail sellout value of this property which supported its value. The Company received a payment of approximately $490,000 in the third quarter on the sale of one of the condominiums. The company received a new appraisal during the third quarter. This new appraisal resulted in the charge-off of the $1.3 million construction mezzanine loan and a $1.8 million partial charge-off of the construction loan during the third quarter of 2007. The Company defines a mezzanine loan as a financing that bridges the gap between private equity investment and the traditional bank loan. Generally, it is a secured junior mortgage lien along with a pledge of ownership interest in a project. In substantially all mezzanine loans, a personal guarantee of the principal individual is obtained.
7. Pension Plan
The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.
Net periodic defined benefit pension expense for the three-months and nine-month periods ended September 30, 2007 and 2006 included the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Service cost	$128	$241	$385	$428
Interest cost	123	90	369	260
Amortization of prior service cost	23	—	70	—
Amortization of actuarial loss	20	—	59	—

Net periodic benefit cost	$294	$331	$883	$688

The total projected benefit obligation under the plan including adjustments is estimated to be $9.3 million at September 30, 2007. This projected benefit obligation is the present value of the amounts potentially payable under the plan as computed by actuary calculations made by our third party plan administrator.
8. Stock Option Plans
     Outside Directors’ Stock option Plan
The Company has adopted a non-qualified Outside Directors’ Stock Option Plan (the “Directors’ Plan”). Under the terms of the Directors’ Plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which are exercisable one year after the grant date and must be exercised within ten years of the grant. The options were granted at the fair market value at the date of the grant. The ability to issue new grants under this plan has expired. See the discussion below concerning the 2007 Long-Term Incentive Plan.
The following table presents the activity related to the Directors’ Plan for the nine months ended September 30, 2007.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2006	102,552	$18.41
Granted	—	—
Exercised	(2,258)	9.13
Forfeited	—	—

Options outstanding at September 30, 2007	100,294	$18.62	5.5	$331,087

Options exercisable at September 30, 2007	100,294	$18.62	5.5	$331,087

As of September 30, 2007, there were no non-vested shares under the Director’s Plan.
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

The following table presents the activity related to the Employee Plan for the nine months ended September 30, 2007.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
Options outstanding at December 31, 2006	853,804	$19.47
Granted	—	—
Exercised	(23,590)	11.53
Forfeited	(29,255)	21.60

Options outstanding at September 30, 2007	800,959	$19.63	6.1	$1,837,382

Options exercisable at September 30, 2007	480,569	$18.57	5.1	$1,609,376

The following table provides detail for non-vested shares under the Employee Plan at September 30, 2007.

		Weighted
		Average
		Exercise
	Options	Price
Non-vested options — December 31, 2006	462,985	$21.35
Granted	—	—
Vested	(142,595)	21.68
Forfeited/expired	—	—

Non-vested options — September 30, 2007	320,390	$21.20

Long-Term Incentive Plan
The 2007 Long-Term Incentive Plan was approved by Shareholders at the May 16, 2007 Annual Meeting. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock, subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of September 30, 2007, 73,440 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. The fair value of each 2007 option grant is estimated on the date of grant using the Black-Scholes option-pricing model weighted-average assumptions including a dividend yield of 4.85%, expected life of 7 years, expected volatility of 28.83% and a risk-free interest rate of 4.58%.

The following table presents the activity related to the 2007 Long-Term Incentive Plan for the nine months ended September 30, 2007:

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value
Options outstanding at December 31, 2006	—	$—
Granted	73,440	20.08
Exercised	—	—
Forfeited	—	—

Options outstanding at September 30, 2007	73,440	$20.08	9.8	$135,130

Options exercisable at September 30, 2007	—	$—	—	$—

The following table provides detail for non-vested shares under the 2007 Long-Term Incentive Plan at September 30, 2007.

		Weighted
		Average
		Exercise
	Options	Price
Non-vested options — December 31, 2006	—	$—
Granted	73,440	20.08
Vested	—	—
Forfeited/expired	—	—

Non-vested options — September 30, 2007	73,440	$20.08

     As of September 30, 2007, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested options under the Directors’ Plan, the Employee Plan and the 2007 Long-Term Incentive Plan. The total intrinsic value for options that were exercised during 2007 was $276,000.
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
The Company currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts in which a series of interest flows are exchanged over a prescribed period. Each quarter the Company uses the Volatility Reduction Measure (“VRM”) to determine the effectiveness of their fair value hedges.
At September 30, 2007 and December 31, 2006, the information pertaining to outstanding interest rate swap agreements used to hedge fixed rate loans and investments is as follows:

	September 30,	December 31,
(in thousands)	2007	2006

Notional amount	$60,502	$60,588
Weighted average pay rate	5.60%	5.52%
Weighted average receive rate	4.75%	4.58%
Weighted average maturity (years)	3.9	4.6
Fair value relating to interest rate swaps	$274	$(1,074)
     The fair value on the interest rate swaps included above is estimated by using characteristics such as the current interest environment and present value of future payments between the Company and its counterparties.
Currently the Company has one cash flow hedge that qualified for the short cut method at the inception of the hedge. The fair value of the cash flow hedge as of September 30, 2007 was deemed not to have a material impact on the financial statements as a whole.
10. Real Estate Owned via Equity Investment
     In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of September 30, 2007, the company has one VIE which is consolidated into the Company’s financial statements. Royal Scully Associates, L.P. (“the Partnership”) met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners. In September 2005, the Company, together with a real estate development company, formed the Partnership. The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of September 30, 2007, the Partnership also had $20.1 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company utilizes the period of December 2006 to August 2007 in consolidating the financial statements of the Partnership for the nine month period ending September 30, 2007.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows as of September 30, 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007 which resulted in the Partnership recording an $8.3 million impairment charge. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. The Company recognized a $6.0 million reduction in pre-tax income associated with its share of the impairment recognized by the Partnership.
At September 30, 2007, the Partnership had total assets of $28.8 million of which $24.5 million is real estate as reflected on the consolidated balance sheet and total borrowings of $29.3 million, of which $9.2 million relates to the Company’s mezzanine loans discussed above. None of the third part borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in this Partnership. The $6.0 million impairment charge recognized during the third quarter of 2007 contributed to the overall net reduction in the Company’s investment in this project of $5.0 million.

11. Trust Preferred Securities
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
12. Investment in Real Estate Joint Ventures
The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans in the third quarter of 2007. As a result of this review, the Company determined two (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company has reclassified these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. As of December 31, 2006, one investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. As of September 30, 2007 the investment in the construction of an office and residential building was $5.1 million. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter. This impairment was charged to operating expenses during the third quarter.
13. Commitments, Contingencies and Concentrations
The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The contract amounts are as follows (in thousands):

	Sept. 30, 2007	Dec. 31, 2006

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$128,484	$103,169
Commitment to extend credit	59,197	28,543
Standby letters of credit and financial guarantees written	7,394	4,862
Financial instruments whose notional amount exceed the amount of credit risk:
Interest rate swap agreements	60,502	60,588
14. Reclassifications and Restatement for 5% Stock Dividend
In addition to the matter described in note 12, certain items in the consolidated financial statements and accompanying notes have been reclassified to conform with the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassification. All applicable amounts in these consolidated financial statements (including stock options and earnings per share information) have been restated for a 5% stock dividend paid January 17, 2007.
15. Recent accounting pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on Company’s financial position or results of operations.
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
In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

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
The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any material uncertain tax positions that it believes should be recognized in the financial statements.
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
In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is evaluating the effect of adopting FSP FIN 39-1 on our Consolidated Financial Statements.
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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s 2006 Form 10-K
FORWARD-LOOKING STATEMENTS
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
Consolidated Net Income
During the third quarter of 2007 the Company experienced a net loss of $9.2 million, a decrease of $15.7 million compared to third quarter of 2006 net income of $6.5 million. The reduction in net income was primarily the result of a $6.6 million increase in the provision for loan losses, a $6.0 million charge in recognition of an impairment in an equity investment in a condominium project (see note 10) and a $5.9 million loss (see note 12) recorded to operating expenses for an investment in a real estate joint venture. In addition, interest income decreased as a result of non-accruing loans increasing from $6.6 million at December 31, 2006 to $22.5 million at September 30, 2007. As a result of the continued slowdown in the housing market, the Company has experienced a weakening in the performance of real estate related loans and real estate investments. Non-performing loans are reviewed in the Credit Risk Management section of this report. Basic loss per share and diluted loss per share were both ($.69) for the third quarter of 2007. The net loss in the third quarter of 2007 is also the result of the increase in funding cost experienced during this period, compared to the same period in 2006. Basic earnings per share and diluted earnings per share were both $.48 for the third quarter of 2006.
The Company posted a year to date net loss of $2.9 million for the period ended September 30, 2007, compared to net income of $16.4 million for the same period in 2006. This reduction in net income was due to a $5.7 million increase in the provision for loan losses, the $6.0 million charge in recognition of an impairment in an equity investment in a condominium project and the $5.9 million loss recorded for an investment in a real estate joint venture. The nine months ended September 30, 2007 basic loss per share and diluted earnings per share were both ($.21). The nine months ended September 30, 2006 basic earnings per share was $1.22 and diluted earnings per share was $1.21.
     Included in the operating results for the nine months ended September 30, 2007 is a $1.6 million reduction to net income related to the following accounting errors: a $1.1 million accounting error related to investments in real estate joint ventures (see footnote 12 for a discussion of the investment in real estate joint ventures), a $900,000 reduction in net income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment and an increase in net income of $400,000 related to an error in the accounting for deferred loan costs per Statement of Financial Accounting Standards (SFAS ) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Of the $1.6 million, approximately $1.0 million relates to 2006 and prior periods. In our opinion, the adjustments to 2006 and prior years operating results are immaterial, and no restatements for 2006 and prior years were made. However, in our opinion, the $600,000 of adjustments related to 2007 net income is material for the first and second quarters of 2007. Reported net income for the first quarter of 2007 of $3.6 million has been reduced by $1.3 million for a restated first quarter 2007 net income of $2.3 million. The first quarter of 2007 adjustment included the $1.0 million related to 2006 and prior years. Reported net income for the second quarter of 2007 of $4.3 million has been reduced by $300,000 for a restated second quarter 2007 net income of $4.0 million.

Interest Income
The third quarter of 2007 interest income decreased $2.6 million, or 10.5%, compared to the third quarter of 2006. Contributing to this decrease was a reduction in loan interest income of $2.7 million during this period. The decrease in loan interest income included $1.7 million of lower loan prepayment and exit fees collected. The remaining decrease in interest income on loans is the result of the impact of the increase in the loans classified as non-accruing during the third quarter of 2007, compared to the same quarter of 2006. Partially offsetting this reduction in interest income was an increase in deposit in banks interest income of $485,000. Year to date September 30, 2007 total interest income decreased $3.8 million due a $1.8 million reduction in loan prepayment and exit fees collected and the increase in non-accruing loans during 2007.
Interest Expense
Interest expense increased $324,000 to $12.3 million for the quarter ended September 30, 2007 compared to the same period in 2006. The increase in interest expense was the result of a $690,000 increase in deposit and borrowing interest expense, partially offset by the $366,000 reduction in interest expense related to real estate owned via equity investment in the third quarter of 2007. The $690,000, or 6.0% increase in deposit and borrowing interest expense is the result of a $2.1million increase in interest expense related to deposits, partially offset by a $1.4 million decrease in borrowings interest expense. The higher level of deposit interest expense was due to the increase in overall average deposits and the higher rates paid on the deposits in 2007. Average deposits grew 12.0% in the third quarter of 2007, compared to the third quarter of 2006. This increase was primarily a result of the growth in average certificates of deposits through promotions featuring attractive rates. The increase in deposits was used to offset maturing Federal Home Loan Bank borrowings. The average rate paid on interest bearing deposits of 4.33% during the third quarter of 2007 was 55 basis points higher than the same period in 2006. Year to date September 30, 2007 interest expense increased $3.5 million, or 10.5% compared to the same period in 2006. Excluding the interest expense related to real estate owned via equity investment, interest expense grew $4.7 million or 14.8%. This increase was primarily due to the increase in overall funding cost and the increase in the mix of higher costing certificates of deposits during 2007. The year-to-date September 30, 2007 average rate paid on interest bearing deposits of 4.29% was 82 basis points higher than the same period in 2006.
Net Interest Margin
The third quarter 2007 net interest margin of 3.41% was lower than the third quarter 2006 net interest margin of 4.46% and the year to date 2007 net interest margin of 3.17% was below the 4.17% experienced in the same period in 2006. These reductions were primarily the result of the increase in non-performing loans, a decrease in loan fees earned and the higher funding costs experienced in 2007.
The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated, exclusive of interest on obligations related to real estate owned via equity investment. The loans outstanding include non-accruing loans. The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and loans using the federal statutory tax rate of 35% for each period presented.

	For the three months ended			For the three months ended
	September 30, 2007			September 30, 2006
	Average			Average
(in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$39,955	$545	5.41%	$1,201	$19	5.96%
Investments securities	531,389	6,940	5.18%	580,343	7,325	5.01%
Loans	620,310	14,863	9.51%	623,985	17,627	11.21%

Earning assets	1,191,654	22,348	7.44%	1,205,529	24,971	8.22%

Non earning assets	88,849			75,161

Total average assets	$1,280,503			$1,280,690

Deposits	$864,447	9,437	4.33%	$772,129	7,357	3.78%
Borrowings	221,321	2,680	4.80%	332,058	4,070	4.86%

Total interest bearing liabilities	1,085,768	12,117	4.43%	1,104,187	11,427	4.11%

Non-interest bearing liabilities and equity	194,735			176,503

Total average liabilities and equity	$1,280,503			$1,280,690

Net interest margin		$10,231	3.41%		$13,544	4.46%

	For the nine months ended			For the nine months ended
	September 30, 2007			September 30, 2006
	Average			Average
(in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$49,593	$1,998	5.39%	$1,750	$67	5.09%
Investments securities	544,918	20,764	5.10%	581,887	21,788	5.01%
Loans	610,111	42,143	9.24%	604,235	46,867	10.37%

Earning assets	1,204,622	64,905	7.20%	1,187,872	68,722	7.74%

Non earning assets	93,956			82,856

Total average assets	$1,298,578			$1,270,728

Deposits	$883,279	28,351	4.29%	$740,766	19,206	3.47%
Borrowings	221,789	7,971	4.81%	352,315	12,429	4.72%

Total interest bearing liabilities	1,105,068	36,322	4.40%	1,093,081	31,635	3.87%

Non-interest bearing liabilities and equity	193,510			177,647

Total average liabilities and equity	$1,298,578			$1,270,728

Net interest margin		$28,583	3.17%		$37,087	4.17%

Rate Volume Analysis
The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three-month and nine-month periods ended September 30, 2007, as compared to the respective period in 2006, into amounts attributable to both rates and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	$487	$(2)	$485	$1,825	$2	$1,827
Federal funds sold	41	—	41	104	—	104
Investments securities
Held to maturity	(997)	181	(816)	(1,067)	286	(781)
Available for sale	239	191	430	(243)	—	(243)

Total Investments securities	(230)	370	140	619	288	907
Loans
Commercial demand loans	(727)	(1,325)	(2,052)	(589)	(3,735)	(4,324)
Commercial mortgages	203	38	241	89	(110)	(21)
Residential and home equity	(109)	20	(89)	(353)	105	(248)
Leases receivables	300	(25)	275	970	(53)	917
Tax certificates	438	107	545	470	294	764
Other loans	7	(2)	5	(22)	8	(14)
Loan fees	(1,688)	—	(1,688)	(1,798)	—	(1,798)

Total loans	(1,576)	(1,187)	(2,763)	(1,233)	(3,491)	(4,724)

Total decrease in interest income	(1,806)	(817)	(2,623)	(614)	(3,203)	(3,817)

INTEREST EXPENSE
Deposits
NOW and money market	(447)	392	(55)	(1,116)	1,865	749
Savings	(3)	(1)	(4)	(9)	(2)	(11)
Time deposits	1,750	389	2,139	6,626	1,781	8,407

Total deposits	1,300	780	2,080	5,501	3,644	9,145
Trust preferred	—	(3)	(3)	—	25	25
Borrowings	(1,282)	(105)	(1,387)	(4,479)	(4)	(4,483)

Total increase in interest expense	18	672	690	1,022	3,665	4,687

Total decrease in net interest income	$(1,824)	$(1,489)	$(3,313)	$(1,636)	$(6,868)	$(8,504)

Credit Risk Management
The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.
The formula allowance, which is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon the average of the two highest years out of the historical loss experienced over the prior five years. The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio including: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, and (5) changes in economic conditions on both a local and national level.
The specific allowance is used to allocate an allowance when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company’s calculation of the potential loss in individual loans. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio when management becomes aware that losses incurred may exceed those determined by application of the risk factors.
The amount of the allowance is reviewed and approved by the CEO, COO and CFO on a monthly basis. The provision for loan losses was $6.9 million in the third quarter of 2007 compared to $303,000 in the same period in 2006. The provision for loan and lease losses totaled $7.3 million for the first nine months of 2007 compared to $1.6 million in the same period of 2006. During the third quarter of 2007, the Company experienced the impact of the deteriorating economic conditions as it pertains to real estate related loans.
The increase in the reserve was primarily the result of a $6.3 million specific allowance established based on the Company’s calculation of potential losses in individual loans during the third quarter of 2007. The specific allowance related to five loans in the amount of $3.6 million classified as impaired during the third quarter was $943,000. These loans included three construction loans with a specific allowance of $458,000 and two non-residential loans with a specific allowance of $485,000.
During the third quarter, the Company also added $5.4 million in additional specific allowances on loans classified as impaired prior to this most recent quarter. Theses loans had outstanding balances of $12.7 million at September 30, 2007. Loans classified as impaired prior to the third quarter of 2007 included two construction mezzanine loans which added $3.0 million of specific allowance and one construction loan which added $2.0 million of specific allowance. The company reduced the reserves of two other construction loans impaired prior to the third quarter of 2007 by $295,000. A specific allowance of $655,000 was added for a commercial loan classified as impaired prior to the third quarter. Loans classified as impaired as of September 30, 2007 are reviewed in detail in the non-performing loan section.
The Company added $612,000 of formula allowances during the third quarter of 2007, primarily as a result of changes to risk factors described below.
The allowance for loan and lease losses was 2.56% of total loans and leases at September 30, 2007 and 1.93% at December 31, 2006. The allowance increased during the first nine months of 2007 by $4.1 million from $11.5 million at December 31, 2006, to $15.6 million at September 30, 2007. The increase in the allowance during the first nine months of 2007 was primarily the result of a $6.3 million specific allowance discussed above. The Company experienced net charge-offs of $3.1 million during the first nine months of 2007, compared to $105,000 during the first nine months of 2006. The Company had net charge-offs of $3.0 million in the third quarter of 2007, compared to a net recovery of $3,000 in the same period in 2006. The majority of the charged off loans during the third quarter and year-to-date are related to one customer with one construction loan and one construction mezzanine loan. An appraisal received during the first quarter of 2007 provided a gross retail sellout value of this property which supported its value. The Company received a payment of approximately $490,000 in the third quarter on the sale of one of the condominiums. The company received a new appraisal during the third quarter. This new appraisal resulted in the charge-off of the $1.3 million construction mezzanine loan and a $1.8 million partial charge-off of the construction loan during the third quarter of 2007.

Through the continued monitoring of the market and a review of a new appraisal during the third quarter, the Company determined these loans were impaired. This impairment resulted in a charge-off of the $1.3 million construction mezzanine loan and a $1.8 million partial charge-off of the construction loan during the third quarter of 2007.
Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first nine months of 2007, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included increasing the risk factors as a result of deteriorating economic conditions on both a local and national level as it pertains to construction and single family residential loans. The Company also increased the risk factors associated with the rise in the trends in delinquencies of both construction and multi-family real estate loans.
Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Balance at beginning period	$11,739	$11,466	$11,455	$10,276

Charge-offs
Commercial and Industrial	(18)	—	(87)	—
Construction and land development	(3,113)	—	(3,113)	—
Single family residential	(22)	—	(73)	(173)
Leases	(91)	(11)	(91)	(10)
Tax Certificates	—	(27)		(30)

Total charge-offs	(3,244)	(38)	(3,364)	(213)

Recoveries
Commercial and Industrial	194	1	200	2
Construction and land development	34	—	34	—
Single family residential	2	33	25	90
Single family residential — mezzanine
Real Estate — non-residential	—	3	4	7
Leases	—	—	—	5
Tax Certificates		4		4

Total recoveries	230	41	263	108

Net Loan (charge offs) recoveries	(3,014)	3	(3,101)	(105)

Provision for loan losses	6,896	303	7,267	1,601

Balance at the end of period	$15,621	$11,772	$15,621	$11,772

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	September 30, 2007		December 31, 2006
		Percent of		Percent of
		outstanding		outstanding
	Allowance	loans	Allowance	loans
	Amount	in each	Amount	in each
	(in	category to	(in	category to
	thousands)	total loans	thousands)	total loans

Commercial and industrial	$2,048	10.59%	$559	7.24%
Construction and land development	4,481	26.02%	4,267	29.09%
Constr. and land develop. — mezzanine	2,427	1.11%	259	0.87%
Single family residential	920	5.21%	845	7.30%
Real Estate — non-residential	4,769	43.93%	4,265	45.17%
Real Estate — non-res. — mezzanine	199	1.84%	794	1.39%
Real Estate — multi-family	70	1.30%	56	0.67%
Real Estate — multi-family -mezzanine	7	0.05%	106	0.36%
Tax certificates	165	6.50%	—	5.43%
Lease financing	520	3.20%	293	2.26%
Other	15	0.25%	11	0.22%

Total	$15,621	100.00%	$11,455	100.00%

Non-performing assets

	September 30,	December 31,
(in thousands)	2007	2006

Non-accruing loans (1)	$22,481	$6,560
Other real estate owned	804	924

Total nonperforming assets	$23,285	$7,484

Nonperforming assets to total assets	1.82%	0.55%

Nonperforming loans to total loans	3.68%	1.11%

Allowance for loan loss to non-accruing loans	69.49%	174.62%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
Loans on which the accrual of interest has been discontinued was $22.5 million at September 30, 2007, as compared to $6.6 million at December 31, 2006, an increase of $15.9 million. The following is a detail listing of the significant additions to non-accruing loans during the first nine months of 2007:
First Quarter 2007 new non-accruing loans:
•	Two loans (one construction and one construction mezzanine loan) representing $8.2 million were related to one customer for a condominium building. These loans became 90 days past due during the first quarter of 2007 and were classified as impaired during the first quarter of 2007. An appraisal received during the first quarter of 2007 provided a gross retail sellout value of this property which supported its value. The Company received a payment of approximately $490,000 in the third quarter on the sale of one of the condominiums. The company received a new appraisal during the third quarter. This new appraisal resulted in the charge-off of the $1.3 million construction mezzanine loan and a $1.8 million partial charge-off of the construction loan during the third quarter of 2007.

•	Two loans (one construction and one construction mezzanine loan) in the amount of $6.9 million were added to non-accruing status during the first quarter of 2007. These loans are secured by a 36 unit condominium building. These loans became 90 days past due during the first quarter of 2007 and were classified as impaired during the first quarter of 2007. The customer was waiting for a Certificate of Occupancy and had seven agreements of sale on the condominiums as of March 31, 2007. As of the end of the third quarter the borrower had not obtained the Certificate of Occupancy and the Company received and reviewed a new appraisal for these loans. Based on this appraisal, a specific allowance of $2.0 million was added for these loans.
Second Quarter 2007 new non-accruing loans:
•	A commercial loan in the amount of $3.1 million was added to non-accruing status in June 2007. As of September 30, 2007 the loan has been paid down to $1.3 million and a specific allowance of $961,000 was added for this loan. This loan was classified as an impaired loan during the second quarter of 2007. We are continuing to collect payments on this loan.

•	A $4.8 million construction loan for a 9 unit condominium building was added to non-accruing loans during the second quarter of 2007. The principal of this loan was paid in full during the third quarter of 2007.
Third Quarter 2007 new non-accruing loans:
•	A $770,000 construction loan to build a four unit condominium building was declared in default in September 2007 and added to non-accrual loans. This loan was classified as impaired during the third quarter of 2007. A specific allowance of $278,000 has been established for this loan.

•	A construction loan for land in the amount of $630,000 was added to non-accruing loans in September 2007. This loan was classified as impaired during the third quarter of 2007. The Company added a specific allowance of $180,000 based on the results of an appraisal.

•	Two non-residential real estate loans in the amount of $1.4 million and one $757,000 construction loan to the same borrower were added to non-accruing status in September as a result of the loan being in default during the third quarter. These loans were classified as impaired during the third quarter of 2007. The Company added a specific allowance of $485,000 to the non-residential loans based on the results of an appraisal.
Non-Accruing Loans:

	Total
	Loan	Specifc
(in thousands)	Balance	Reserve

Construction & Land Development	$15,883	$458
Construction & Land Develop. — Mezzanine	2,584	1,962
Real Estate-Non-Residential	1,530	485
Commercial & Industrial	1,589	961
Single Family Residential	568	195
Other	327	—

Total	$22,481	$4,061

Non-Accruing Loans:

	12/31/06	1st Qtr 2007	2nd Qtr 2007	3rd Qtr 2007	Year to date 9/30/07		9/30/07
(in thousands)	Balance	Additions	Additions	Additions	Payments	Charge-offs	Balance

Construction & Land Develop.	$5,241	$12,922	$4,754	$2,156	$(6,077)	$(3,113)	$15,883
Constr.& Develop.-mezzanine	—	2,584	—	—	—	—	2,584
Real Estate-Non-Residential	448	—	100	1,384	(402)	—	1,530
Commercial & Industrial	—	26	3,110	263	(1,723)	(87)	1,589
Single Family Residential	871	48	59	91	(428)	(73)	568
Leasing	—	—	498	—	(80)	(91)	327

Total	$6,560	$15,580	$8,521	$3,894	$(8,710)	$(3,364)	$22,481

Impaired Loans
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The total of impaired loans at September 30, 2007 was $21.3 million and the average year to date September 30, 2007 impaired loans was $25.7 million. The detail concerning loans classified as impaired during 2007 is noted in the non-accrual loan section. The allowance for loan losses related to impaired loans was $4.0 million at September 30, 2007. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. The income recognized on impaired loans was $293,000 for the first nine months of 2007.
The balance of impaired loans at December 31, 2006 was $14.6 million. The allowance for loan losses related to these impaired loans was $3.6 million. The average balance of impaired loans was $13.8 million during 2006 and the income recognized on impaired loans during 2006 was $641,000.
Non-interest Income
The third quarter 2007 non-interest income of $1.8 million was $2.1 million lower than the third quarter of 2006. This reduction was primarily the result of the $1.8 million lower operating income related to real estate owned via an equity investment and a $315,000 reduction in gains from the sales of other real estate. The consolidated real estate owned via an equity investment is associated with the Partnership described in notes 2 and 10. The year to date September 30, 2007 non-interest income was $2.7 million lower than the $9.8 million recorded in 2006. This reduction in non-interest income was related to both lower income related to equity investments in real estate and lower gains on sales of other real estate, partially offset by higher gains on investment securities available for sale and gains on the sale of property related to real estate joint ventures in first nine months of 2007, compared to the same period in 2006.
Non-interest Expense
The third quarter of 2007 net balance of non-interest expense and minority interest of $18.9 million increased $11.8 million from the third quarter of 2006. This increase is related mainly to an impairment charge of $6.0 related to real estate owned via an equity investment in a condominium project (see footnote 10) and a $5.9 million loss reserve (see footnote 12) recorded for an investment in a real estate joint venture. Year to date September 30, 2007 net non-interest expenses and minority interest of $32.8 million was $13.1 million higher than the same period in 2006. This increase was also associated with the $6.0 million impairment charge related to real estate owned via an equity investment in a condominium project and the $5.9 million impairment charge for an investment in a real estate joint venture (see footnote 12). Also contributing to the increase in other expenses were higher salary and occupancy expenses related to the opening of a new Royal Asian Bank branch in the first quarter of 2007 and the addition of two specialty lending subsidiaries, RBA Asset Based Lending and RBA Capital during the second half of 2006.
Income Tax Expense
Total income tax benefit for the third quarter of 2007 was $4.6 million compared to a tax expense of $3.1 million in the third quarter of 2006. The effective tax rate for the third quarter of 2007 was (33.5%) compared to the 32.3% for the same period in 2006. The year to date September 30, 2007 effective tax rate was (39.6%), compared to 31.5% effective tax rate for the same period in 2006. The higher effective tax benefit recorded during 2007 reflects the impact of the loss recorded in 2007 and the impact of tax free income.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets as of September 30, 2007 decreased $73.1 million from December 31, 2006. This decrease is due to a $54.9 million reduction in cash and cash equivalents resulting from a planned decrease in Federal Home Loan Bank borrowings during the first nine months of 2007. In addition, assets held in Royal Scully, an equity investment in real estate, decreased approximately $18.0 million due to sales of condominiums and an impairment recorded during the third quarter of 2007.

Loans
Total loans increased $18.3 million from the $592.2 million level at December 31, 2006 to $610.5 million at September 30, 2007. This increase is primarily due to an increase in commercial and industrial loans, tax certificates and leases, which was partially offset by a decrease in both construction and land development loans and single family residential loans.
The following table represents loan balances by type:

	September 30,	December 31,
(amounts in thousands)	2007	2006

Commercial and industrial	$64,841	$43,019
Construction and land development	159,240	172,745
Const. and land develop. — mezzanine	6,823	5,177
Single family residential	31,861	43,338
Real Estate — non-residential	268,873	268,162
Real Estate — non-res. — mezzanine	11,269	8,283
Real Estate — multi-family	7,949	3,953
Real Estate — multi-family — mezzanine	300	2,129
Tax certificates	39,754	32,235
Leases	19,590	13,404
Other	1,512	1,333

Total gross loans	612,012	593,778
Deferred fees, net	(1,483)	(1,564)

Total loans	$610,529	$592,214

Investment Securities
Total investment securities decreased $18.8 million to $538.7 million at September 30, 2007, from the level at December 31, 2006. This decrease is primarily due to maturities and calls of investments along with principal repayments from mortgage backed securities during the first nine months of 2007. These proceeds were primarily used to fund loan growth and reduced Federal Home Loan Bank borrowings.
Cash and Cash Equivalents
Total cash and cash equivalents decreased $54.9 from $82.4 million at December 31, 2006 to $27.5 million at September 30, 2007. These funds were used to reduce borrowings from the Federal Home Loan Bank during the nine months of 2007.
Investment in Real Estate Joint Ventures
The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans in the third quarter of 2007. As a result of this review, the Company determined two (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company has reclassified these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. As of December 31, 2006, one investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. As of September 30, 2007 the investment in the construction of an office and residential building was $5.1 million. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter. This impairment was charged to operating expenses during the third quarter.

Deposits
Total deposits, the primary source of funds, increased $3.8 million to $863.2 million at September 30, 2007, from the level at December 31, 2006. This growth was primarily related to the planned increase in time deposits through promotions featuring attractive rates offered during the first half of 2007. Time deposits under $100,000 grew $10.8 million, time deposits over $100,000 increased $11.4 million and non-interest bearing demand deposits grew $20.1 million. Partially offsetting these increases was a decrease to NOW and money market accounts of $37.0 million and a $1.5 million reduction in savings accounts.
     The following table represents ending deposit balances by type:

	September 30,	December 31,
(in thousands)	2007	2006
Demand (non-interest bearing)	$81,127	$61,002
NOW and Money Markets	239,157	276,190
Savings	15,687	17,185
Time deposits (over $100)	296,850	285,485
Time deposits (under $100)	230,392	219,595

Total deposits	$863,213	$859,457

Borrowings
Total borrowings decreased $53.1 million to $193.0 million at September 30, 2007, from $246.1 million at December 31, 2006. This reduction is attributed to a $53.1 million decrease in overnight borrowings with the Federal Home Loan Bank resulting from excess cash on hand.
Obligations Related to Equity Investments in Real Estate
As a result of the adoption of FIN 46(R) the Company consolidated into its balance sheet $20.1 million of debt at September 30, 2007 and $29.3 million of debt at December 31, 2006 related to a real estate equity investment of which none is guaranteed by the Company.
Stockholders’ Equity
Consolidated stockholders’ equity decreased $14.3 million to $149.0 million at September 30, 2007 from $163.3 million at December 31, 2006. This decrease is primarily the result of the loss the Company experienced in the first nine months of 2007, the payment of cash dividends, and the purchase of Treasury Stock.
CAPITAL ADEQUACY
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At September 30, 2007, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.
The table below provides a comparison of the Company, Royal Bank and Royal Asian’s risk-based capital ratios and leverage ratios for September 30, 2007 and the year ended December 31, 2006:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
September 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk — weighted assets)
Company (consolidated)	$186,388	18.61%	$80,134	8.00%	N/A	N/A
Royal Bank	136,574	15.00%	72,824	8.00%	$91,031	10.00%
Royal Asian	15,519	21.68%	5,727	8.00%	7,159	10.00%

Tier I Capital (to risk — weighted assets)
Company (consolidated)	$173,916	17.36%	$40,067	4.00%	N/A	N/A
Royal Bank	125,161	13.75%	36,412	4.00%	$54,618	6.00%
Royal Asian	14,800	20.67%	2,864	4.00%	4,295	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$173,916	13.33%	$39,134	3.00%	N/A	N/A
Royal Bank	125,161	10.24%	36,668	3.00%	$61,114	5.00%
Royal Asian	14,800	14.24%	3,118	3.00%	5,197	5.00%

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk — weighted assets)
Company (consolidated)	$203,190	20.38%	$79,757	8.00%	N/A	N/A
Royal Bank	150,274	16.44%	73,112	8.00%	$91,390	10.00%
Royal Asian	15,493	25.29%	4,901	8.00%	6,126	10.00%

Tier I Capital (to risk — weighted assets)
Company (consolidated)	$191,735	19.23%	$39,879	4.00%	N/A	N/A
Royal Bank	139,599	15.28%	36,556	4.00%	$54,834	6.00%
Royal Asian	14,727	24.04%	2,450	4.00%	3,676	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$191,735	14.92%	$38,547	3.00%	N/A	N/A
Royal Bank	139,599	11.23%	37,286	3.00%	$62,143	5.00%
Royal Asian	14,727	23.03%	1,918	3.00%	3,197	5.00%
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
The liquidity ratio of the Company remains adequate at approximately 46% and exceeds the Company’s target ratio set forth in the Asset/Liability Policy. The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, US Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.
In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2007:

Interest Rate Sensitivity
(in millions)

	Days		1 to 5	Over 5	Non-rate
	0 — 90	91 — 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$14.5	$—	$—	$—	$12.0	$26.5
Federal funds sold	1.0	—	—	—	—	1.0
Investment securities:
Available for sale	63.5	44.9	169.1	89.9	3.8	371.2
Held to maturity	50.0	50.0	67.4	—	—	167.4

Total investment securities	113.5	94.9	236.5	89.9	3.8	538.6
Loans:
Fixed rate	11.0	52.3	176.4	33.4	—	273.1
Variable rate	290.7	38.3	6.2	2.2	(15.6)	321.8

Total loans	301.7	90.6	182.6	35.6	(15.6)	594.9
Other assets	10.1	23.4	—	—	88.7	122.2

Total Assets	$440.8	$208.9	$419.1	$125.5	$88.9	$1,283.2

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$81.1	$81.1
Interest bearing deposits	31.8	95.5	127.6	—	—	254.9
Certificate of deposits	124.9	211.1	188.3	2.9	—	527.2

Total deposits	156.7	306.6	315.9	2.9	81.1	863.2
Borrowings (1)	48.4	50.0	120.4	—	20.0	238.8
Other liabilities	0.1	—	—	—	32.1	32.2
Capital	—	—	—	—	149.0	149.0

Total liabilities & capital	$205.2	$356.6	$436.3	$2.9	$282.2	$1,283.2

Net interest rate GAP	$235.6	$(147.7)	$(17.2)	$122.6	$(193.3)

Cumulative interest rate GAP	$235.6	$87.9	$70.7	$193.3

GAP to total assets	18%	-12%

GAP to total equity	158%	-99%

Cumulative GAP to total assets	18%	7%

Cumulative GAP to total equity	158%	59%

(1)	The $20.0 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
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
ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, and the identification of the material weaknesses in the Company’s internal control over financial reporting described below, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as September 30, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.
(b) Changes in Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 and identified the following material weaknesses in the Company’s internal control over financial reporting related to accounting for impaired loans and their specific related reserves, and accounting for investments in real estate joint ventures and partnerships. The Company did not have adequate internal control over financial reporting to properly account for such impaired loans and their related specific reserves as of September 30, 2007 in accordance with Statement of Financial Accounting Standards No. 114 (SFAS No. 114) and SEC Staff Accounting Bulletin No. 102 (SAB No. 102), due primarily to documentation deficiencies and the failure to obtain updated appraisals. The Company did not have sufficient policies and procedures in place to properly account for investments in real estate joint ventures in accordance to American Institute of Certified Public Accountants Practice Bulletin 1 and for real estate partnerships in accordance to SFAS No. 66, Accounting for Sales of Real Estate and Accounting Research Bulletin No. 51, Consolidated Financial Statements.
A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
However, in connection with identification of the material weakness described above relating to impaired loans, the Company engaged an independent third party consultant to assist the Company in completing the financial reporting for impaired loans and their related specific reserves as of September 30, 2007 in accordance with SFAS No. 114 and SAB No. 102. The Company has also taken the following steps during the fourth quarter of 2007 to strengthen its internal control over financial reporting with respect to financial reporting for impaired loans:
•	The Company appointed a new head of its Special Assets Division. This division is responsible for the management of impaired loans.

•	The Company hired a Chief Credit Officer. This new position will have primary responsibility for the credit function in connection with the Company’s lending activities.

•	The Company engaged an independent third party consultant to assist in the preparation of an updated allowance for loan and lease policy. This updated policy will include policies and procedures related to the financial reporting for impaired loans.
The Company has also revised its policies and procedures relating to accounting for investments in joint ventures and for real estate partnerships.
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
     The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended September 30, 2007:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	may yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Repurchased	Share	Programs	Programs

July 1, 2007 through July 31, 2007	25,500	$18.90	25,500	571,300
August 1, 2007 through August 31, 2007	49,600	$20.34	49,600	521,700
September 1, 2007 through September 30, 2007	34,800	$20.75	34,800	486,900

Total	109,900	$20.14	109,900

1.	Transactions are reported as of settlement dates.

2.	The Company’s current stock repurchase program was approved by its Board of Directors and announced on

May 16, 2007.

3.	The number of shares approved for repurchase under the Company’s current stock repurchase program is 670,000.

4.	The Company’s current stock repurchase program has no expiration date.

5.	The Company did not have a stock repurchase plan or program expire during the period covered by the table.

6.	The Company did not have a stock repurchase plan or program that is has determined to terminate prior to expiration or under which it does not intend to make further purchases.
Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to Vote Security Holders

None
Item 5. Other Information
None
Item 6. Exhibits
     (a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s registration Statement on Form S-4 No. 0-26366.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006.

10.1	Employment Agreement dated September 11, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Joseph P. Campbell, President and Chief Executive Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.2	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and James J. McSwiggan, Jr, Chief Operating Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.3	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Murray Stempel, III, Executive Vice President and Chief Lending Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.4	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and John Decker, Executive Vice President Mezzanine/Equity Lending of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.5	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Robert R. Tabas, Executive Vice President the Corporation and the Bank. (Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.6	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Asian Bank (“Bank”) and Edward Shin, President of Royal Asian Bank. (Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.7	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007.

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on January 28, 2008.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Gregg J. Wagner, Chief Financial Officer of Royal Bancshares of Pennsylvania on January 28, 2008.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on January 28, 2008.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gregg J. Wagner, Chief Financial Officer of Royal Bancshares of Pennsylvania on January 28, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: January 28, 2008	/s/ Gregg J. Wagner
Gregg J. Wagner
Chief Financial Officer