Form 10-Q/A
period 2007-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2008-03-17
CIK 922487

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
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

Explanatory Note
As discussed in Note 1, Note 13 and Note 15 to the notes to consolidated financial statements included herein, Royal Bancshares of Pennsylvania, Inc. (the “Company”) is amending its financial statements, notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-Q for the quarter end March 31, 2007. As further described in a current report on Form 8-K filed on January 29, 2008, the restatement is the result of accounting errors related to investments in real estate joint ventures, the consolidation of an investment in real estate owned via an equity investment and the accounting for deferred loan costs (see notes 1, 13 and 15).
The Form 10-Q as amended hereby continues to speak as of the date of the originally filed Form 10-Q, and the disclosures have not been updated to speak as of any later date. Information not affected by the restatement of financial statements or information as of and for the three months ended March 31, 2007 is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q.
For convenience, the entire Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 has been refiled in this Form 10-Q/A. Pursuant to SEC Rule 12b-15, in connection with this filing, the Company is filing updated Exhibits 3.1, 3.2, 32.1 and 32.2.

     PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS

Royal Bancshares of Pennsyvania Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31, 2007	December 31, 2006

Assets
Cash and due from banks	$18,880	$13,426
Interest bearing deposits	20,240	66,810
Federal funds sold	3,600	2,200

Total cash and cash equivalents	42,720	82,436
Investment securities held to maturity (fair value of $256,941 at March 31, 2007 and $254,249 at December 31, 2006	257,423	255,429
Investment securities available for sale (“AFS”) at fair value	297,062	302,036
FHLB Stock, at cost	8,719	11,276

Total investments securities and FHLB stock	563,204	568,741

Loans	619,160	592,214
Less allowance for loan losses	11,648	11,455

Net Loans	607,512	580,759

Premises and equipment, net	7,873	7,766
Accrued interest receivable	15,957	16,494
Real estate owned via equity investments	38,522	42,514
Investment in real estate joint ventures	10,636	10,744
Bank owned life insurance	23,121	22,906
Other assets	26,405	23,951

Total Assets	$1,335,950	$1,356,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$69,567	$61,002
Interest bearing	825,432	798,455

Total deposits	894,999	859,457

Accrued interest payable	13,594	10,654
Other liabilities	17,153	18,593
Borrowings	193,034	246,087
Obligations related to equity investments in real estate	24,995	29,342
Subordinated debentures	25,774	25,774

Total liabilities	1,169,549	1,189,907

Minority interests	3,502	3,150

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 11,291,362 at March 31, 2007 and 11,287,462 at December 31, 2006	22,583	22,575
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,108,744 at March 31, 2007 and 2,108,827 at December 31, 2006	211	211
Additional paid in capital	121,758	121,542
Retained earnings	21,896	23,464
Accumulated other comprehensive loss	(1,284)	(2,273)

	165,164	165,519

Treasury stock — at cost, shares of Class A, 288,588 at March 31, 2007 and 215,388 at December 31, 2006	(2,265)	(2,265)

Total stockholders’ equity	162,899	163,254

Total liabilities and stockholders’ equity	$1,335,950	$1,356,311

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006

Interest income
Loans and leases, including fees	$11,892	$14,096
Investment securities held to maturity	2,953	2,856
Investment securities available for sale:
Taxable interest	4,012	4,411
Tax exempt interest	18	18
Deposits in banks	541	12
Federal funds sold	44	20

TOTAL INTEREST INCOME	19,460	21,413

Interest expense
Deposits	9,098	5,464
Borrowings	2,676	4,004
Obligations related to real estate owned via equity investsments	184	611

TOTAL INTEREST EXPENSE	11,958	10,079

NET INTEREST INCOME	7,502	11,334
Provision for loan losses	212	335

NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	7,290	10,999

Other income
Service charges and fees	300	354
Net gains on investment securities available for sale	—	83
Income related to real estate owned via equity investments	1,275	778
Gains on sales related to real estate joint ventures	350	—
Gains on sales of other real estate	236	1,493
Gains on sales of loans and leases	167	43
Income from bank owned life insurance	215	210
Other income	10	37

TOTAL OTHER INCOME	2,553	2,998

Other expenses
Salaries and wages	2,180	2,445
Employee benefits	718	635
Stock Option Expense	162	178
Occupancy and equipment	447	404
Expenses related to real estate owned via equity investments	432	276
Other operating expenses	2,151	2,329

TOTAL OTHER EXPENSE	6,090	6,267

Minority interest	485	(81)

INCOME BEFORE INCOME TAXES	3,268	7,811
Income taxes	941	2,465

NET INCOME	$2,327	$5,346

Per share data
Net income — basic	$0.17	$0.40

Net income — diluted	$0.17	$0.40

Cash dividends— Class A shares	$0.287500	$0.261900

Cash dividends— Class B shares	$0.330625	$0.301190

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Months ended March 31, 2007
(UNAUDITED)

							Accumulated
					Additional		Other
	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	earnings	(loss)	stock	Income

Balance, January 1, 2007	11,287	$22,575	2,108	$211	$121,542	$23,464	$(2,273)	$(2,265)
Net income	—	—	—	—	—	2,327	—	—	$2,327
Cash in lieu of fractional shares	—	—	—	—	—	(14)	—	—	—
Stock dividend adjustment	—	—	—	—	—	—	—	—	—
Cash dividends on common stock (Class A $0.28750 Class B $0.330625)	—	—	—	—	—	(3,881)	—	—	—
Purchase of treasury stock								—
Adjustment to net periodic pension cost	—	—	—	—	—	—	41	—	41
Stock options exercised	4	8	—	—	41
Stock option expense	—	—	—	—	162	—	—	—	—
Tax benefit stock options	—	—	—	—	13	—	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	948	—	948

Comprehensive income									$3,316

Balance, March 31, 2007	11,291	$22,583	2,108	$211	$121,758	$21,896	$(1,284)	$(2,265)

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Months ended March 31, 2006
(UNAUDITED)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehens	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	B-Shares	Capital	earnings	(loss)	stock	Income

Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)
Net income	—	—	—	—	—		5,346	—	—	$5,346
5% Stock dividend	527	1,054	100	11	—	15,588	(16,653)	—	—	—
Conversion of Class B common stock to Class A Class A Common stock	1	1	(1)	—	—	—	(1)	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	—	(12)	—	—	—
Cash dividends on common stock (Class A $0.2619 Class B $0.30119)	—	—	—	—	—	—	(3,511)	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—	—	—	—	(1,510)	—	(1,510)

Comprehensive income										$3,836

Balance, March 31, 2006	11,228	$22,455	2,092	$210	$2	$119,873	$17,996	$(2,450)	$(2,265)

The accompanying notes are an integral part of the financial statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31,
(in thousands)

	2007	2006
Cash flows from operating activities
Net income	$2,327	$5,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	291	291
Stock compensation expense	162	178
Provision for loan losses	212	335
Net accretion of discounts and premiums on loans, mortage-backed securities and investments	(799)	1,494
Benefit for deferred income taxes	(117)	(1,998)
Gains on sales of other real estate	(236)	(1,493)
Gains on sales of real estate joint ventures	(350)	—
Gains on sales of loans	(167)	(43)
Net gains on sales of investment securities	—	(83)
Gains from sale of premise of real estate owned via equity investment	(779)	—
Income from equity investments	(86)	(47)
Income from bank owned life insurance	(215)	(210)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	537	(1,007)
(Increase) decrease in other assets	(2,194)	(408)
Increase in accrued interest payable	2,940	761
Increase in minority interest	352	—
Decrease in other liabilities	(1,322)	(1,950)

Net cash provided by operating activities	556	1,166

Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	6	—
Proceeds from calls/maturities of AFS investment securities	6,857	13,951
Proceeds from sales of AFS investment securities	—	1,595
Purchase of AFS investment securities	(328)	(185)
Purchase of HTM investment securities	(2,000)	—
Redemption of FHLB Stock	2,557	1,011
Net increase in loans	(26,534)	(40,570)
Purchase of premises and equipment	(332)	(77)
Net investment in real estate	458	—
Proceeds from sale of premises and equipment related to real estate owned via equtiy investment	6,814	—
Distributions from equity investments	86	47
Net increase in premises and equipment related to real estate owned via equity investment	(2,109)	(550)

Net cash used in in investing activities	(14,525)	(24,778)

Cash flows from financing activities:
Decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(16,706)	(5,417)
Increase in certificates of deposit	52,248	26,898
Mortgage payments	(56)	(21)
Repayments from short term borrowings	(53,000)	(5,000)
Repayments from long term borrowings	(53)	—
Repayment of mortgage debt related to real estate owned via equity investment	(4,347)	—
Mortgage debt incurred related to real estate owned via equity investment	—	59
Income tax benefit on stock options	13	—
Cash dividends	(3,881)	(3,511)
Cash in lieu of fractional shares	(14)	(12)
Issuance of common stock under stock option plans	49	—

Net cash (used in) provided by financing activities	(25,747)	12,996
Net decrease in cash and cash equivalents	(39,716)	(10,616)
Cash and cash equivalents at beginning of period	82,436	30,895

Cash and cash equivalents at end of period	$42,720	$20,279

Supplemental Disclosure
Taxes paid	$100	$4,500

Interest paid	$8,835	$6,031

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
     Included in the operating results for the three months ended March 31, 2007 is a $1.3 million reduction to net income related to the following accounting errors: a $800,000 reduction in net income resulting from an accounting error related to investments in real estate joint ventures (see note 13 for a discussion of the investment in real estate joint ventures), a $900,000 reduction in net income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment and an increase in net income of $400,000 related to an error in the accounting for deferred loan costs per Statement of Financial Accounting Standards (SFAS ) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Of the $1.3 million total adjustment to net income relating to these accounting errors, approximately $1.0 million relates to 2006 and prior periods. In our opinion, the adjustments to 2006 and prior years operating results are immaterial, and no restatements for 2006 and prior years were made. Reported net income for the first quarter of 2007 of $3.6 million has been reduced by $1.3 million for a restated first quarter 2007 net income of $2.3 million.
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

Equity investments
          As of March 31, 2007 and 2006, the Company is reporting on a consolidated basis its interest in one equity investment in real estate as a Variable Interest Entity (“VIE”) which has different characteristics than the Community Banking segment. Royal Scully Associates, L.P. (“the Partnership”) met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners. The Company’s investment in this entity is further discussed in Note 10.
(The remainder of the page was intentionally left)

     The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2007 and 2006.

	Three months ended March 31, 2007
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,247,191	$47,377	$41,382	$1,335,950

Total deposits	894,999	—	—	894,999

Interest income	$18,162	$1,298	$—	$19,460
Interest expense	10,875	900	183	11,958

Net interest income (loss)	7,287	398	(183)	7,502
Provision for loan losses	212	—	—	212
Total non-interest income	1,261	214	1,078	2,553
Total non-interest expense	5,151	506	433	6,090
Minority interest	(25)	25	485	485
Income tax expense	262	37	642	941

Net income (loss)	$2,948	$44	$(665)	$2,327

	Three months ended March 31, 2006
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,208,009	$48,340	$60,424	$1,316,773

Total deposits	718,890	—	—	718,890

Interest income	$20,195	$1,218	$—	$21,413
Interest expense	8,630	838	611	10,079

Net interest income	11,565	380	(611)	11,334
Provision for loan losses	333	2	—	335
Total non-interest income	1,686	582	730	2,998
Total non-interest expense	5,232	759	276	6,267
Minority interest	(3)	—	(78)	(81)
Income tax expense	2,425	95	(55)	2,465

Net income (loss)	$5,264	$106	$(24)	$5,346

     Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $900,000 and $838,000 for the three-month periods ended March 31, 2007 and 2006. Interest paid to the Community Banking segment by the Equity Investment segment was approximately $230,000 for each of the three month periods ended March 31, 2007 and 2006.
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

	Three months ended March 31, 2007
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$2,327	13,499	$0.17
Effect of dilutive securities:
Stock options	—	94	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$2,327	13,593	$0.17

	Three months ended March 31, 2006
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$5,346	13,426	$0.40
Effect of dilutive securities:
Stock options	—	108	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$5,346	13,534	$0.40

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

(in thousands)	Before	Tax	Net of
	Tax	(expense)	Tax
March 31, 2007	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$1,460	$512	$948
Less reclassification adjustment for gains realized in net income	—	—	—

Unrealized gains on investment securities	$1,460	$512	$948
Adjustment to net periodic pension cost	63	22	41

Other comprehensive income	$1,523	$534	$989

(in thousands)	Before	Tax	Net of
	Tax	(expense)	Tax
March 31, 2006	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding losses arising during period	$(2,406)	$(842)	$(1,564)
Less reclassification adjustment for gains realized in net income	83	29	54

Other comprehensive income	$(2,323)	$(813)	$(1,510)

5.	Investment Securities:
     The carrying value and approximate market value of investment securities at March 31, 2007 are as follows:

	Amortized	Gross	Gross	Approximate
	Purchased	Unrealized	Unrealized	Fair	Carrying
(in thousands)	Cost	Gains	Losses	Value	Value

Held to maturity:
Mortgage Backed	$123	$—	$—	$123	$118
US Agencies	195,000	—	(2,044)	192,956	195,000
Other Securities	62,300	1,987	(425)	63,862	62,300

Total Held to Maturity	$257,423	$1,987	$(2,469)	$256,941	$257,423

Available for sale:
Mortgage Backed	$26,548	$—	$(579)	$25,969	$25,969
CMO’s	19,397	23	(280)	19,140	19,140
US Agencies	104,981	—	(2,767)	102,214	102,214
Other securities	144,318	5,716	(295)	149,739	149,739

Total Available for Sale	$295,244	$5,739	$(3,921)	$297,062	$297,062

6.	Allowance for Loan Losses:
     Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
(in thousands)	2007	2006
Balance at beginning period	$11,455	$10,276

Charge-offs
Single family residential	(1)	(122)
Non-residential	—	—
Tax certificates	—	(2)
Commercial and Industrial	(25)	—
Other loans	—	—

Total charge-offs	(26)	(124)

Recoveries
Single family residential	4	55
Non-residential	3	3
Tax certificates	—	—
Commercial and Industrial	—	—
Other loans	—	5

Total recoveries	7	63

Net Loan (charge offs) recoveries	(19)	(61)

Provision for loan losses	212	335

Balance at the end of period	$11,648	$10,550

7.	Pension Plan

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

Net periodic defined benefit pension expense for the three-months ended March 31, 2007 and 2006 included the following components:

	Three months ended
	March 31,
(in thousands)	2007	2006

Service cost	$115	$70
Interest cost	95	85
Amortization of prior service cost	24	23

Net periodic benefit cost	$234	$178

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
(The remainder of the page was intentionally left blank)

The following table presents the activity related to the Director Plan for the three months ended March 31, 2007.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2006	102,552	$18.41
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding at March 31, 2007	102,552	$18.41	5.9	$547,628

Options exercisable at March 31, 2007	85,227	$17.72	5.2	$513,919

As of March 31, 2007, the vested shares under the Director’s Plan are as follows:

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

The following table presents the activity related to the Employee Plan for the three months ended March 31, 2007.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2006	853,804	$19.48
Granted	—	—
Exercised	(6,772)	9.15
Forfeited	—	—

Options outstanding at March 31, 2007	847,032	$19.56	6.5	$3,555,410

Options exercisable at March 31, 2007	384,047	$17.18	5.9	$2,523,524

The following table provides detail for non-vested shares under the Employee Plan at March 31, 2007.

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
At March 31, 2007 and December 31, 2006, the information pertaining to outstanding interest rate swap agreements used to hedge fixed rate loans and investments is as follows:

	March 31,	Dec. 31,
(in thousands)	2007	2006

Notional Amount	$60,559	$60,588
Weighted average pay rate	5.58%	5.52%
Weighted average receive rate	4.76%	4.58%
Weighted average maturity (years)	4.6	4.6
Fair value relating to interest rate swaps	$(570)	$(1,074)

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
In September 2005, the Company, together with a real estate development company, formed the Partnership. The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of March 31, 2007, the Partnership also had $25.0 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distributions, if any. The Company utilizes the period of December 2006 to February 2007 in consolidating the financial statements of the Partnership for the three month period ending March 31, 2007.
At March 31, 2007, Royal Scully had total assets of $41.4 million of which $38.5 is real estate as reflected on the consolidated balanced sheet and total borrowings of $34.2 million, of which $9.2 million relates to the Company’s notes discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in Royal Scully.
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
13. Investment in Real Estate Joint Ventures
As discussed in Note 1, the restatement of the Company’s Form 10-Q for the quarter end March 31, 2007 includes amending its financial statements for an accounting error related to investments in real estate joint ventures. The Company determined two (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company has reclassified these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. As of December 31, 2006, one investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. As of March 31, 2007 the investment in the construction of an office and residential building was $4.8 million. The balance of the investment in the construction of a 55 unit condominium building was $5.8 million.
14. Commitments, Contingencies and Concentrations
The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The contract amounts are as follows (in thousands):

	March 31, 2007	Dec. 31, 2006

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$134,394	$103,169
Commitment to extend credit	27,315	28,543
Standby letters of credit and financial guarantees written	9,567	4,862
Financial instruments whose notional amount exceed the amount of credit risk:
Interest rate swap agreements	60,559	60,588
15. Reclassifications and Restatement for 5% Stock Dividend
Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform with the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassification. All applicable amounts in these consolidated financial statements (including stock options and earnings per share information) have been restated for a 5% stock dividend paid January 17, 2007.

As discussed in Note 1 and Note 13 to consolidated financial statements included herein, the Company is amending its financial statements, notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-Q for the quarter end March 31, 2007. The following information describes the changes made to the Company’s financial statements:
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As	As	As	As
	Reported	Restated	Reported	Restated
	In March 31,	For March 31,	In March 31,	For March 31,
	2007	2007	2007	2007
	Form 10-Q	Form 10-Q	Form 10-Q	Form 10-Q
	March 31, 2007	March 31, 2007	December 31, 2006	December 31, 2006

Assets
Loans	$629,384	$619,160	$602,958	$592,214
Net Loans	617,736	607,512	591,503	680,759

Accrued interest receivable	17,533	15,957	16,494	16,494
Investment in real estate joint ventures	—	10,636	—	10,744
Total Assets	$1,338,235	$1,335,950	$1,356,311	$1,356,311

Liabilities
Other liabilities	18,429	17,153	18,593	18,593
Total liabilities	1,170,825	1,169,549	1,189,907	1,189,907

Minority interests	3,213	3,502	3,150	3,150

Stockholders’ equity
Retained earnings	23,194	21,896	23,464	23,464
Total stockholders’ equity	164,197	162,899	163,254	163,254
Total liabilities and stockholders’ equity	$1,338,235	$1,335,950	$1,356,311	$1,356,311

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	As	As
	Reported	Restated
	In March 31,	For March 31,
	2007	2007
(in thousands, except per share data)	Form 10-Q	Form 10-Q

Interest income
Loans and leases, including fees	$14,397	$11,892
TOTAL INTEREST INCOME	21,965	19,460

Interest expense
Obligations related to real estate owned via equity investsments	255	184
TOTAL INTEREST EXPENSE	12,029	11,958

NET INTEREST INCOME	9,936	7,502
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	9,724	7,290

Other income
Revenue related to real estate owned via equity investments	1,308	1,275
Gains on sales related to real estate joint ventures	—	350
Other income	97	10
TOTAL OTHER INCOME	2,323	2,553

Other expenses
Salaries and wages	2,676	2,180
TOTAL OTHER EXPENSE	6,586	6,090

Minority interest	196	485

INCOME BEFORE INCOME TAXES	5,265	3,268
Income taxes	1,640	941
NET INCOME	$3,625	$2,327

Per share data
Net income — basic	$0.27	$0.17
Net income — diluted	$0.27	$0.17

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Months ended March 31, 2007
(UNAUDITED)

	Three Months Ended
	March 31, (in thousands)
	As	As
	Reported	Restated
	In March 31,	For March 31,
	2007	2007
	Form 10-Q	Form 10-Q

Retained Earnings	$23,194	$21,896
Net Income	$3,625	$2,327
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31,
(in thousands)

	As	As
	Reported	Restated
	In March 31,	For March 31,
	2007	2007
	Form 10-Q	Form 10-Q
	March 31, 2007	March 31, 2007

Cash flows from operating activities:
Net income	$3,625	$2,327
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of real estates joint ventures	—	(350)
Gains form sale of premise of real estate owned via equity investment	—	(779)
Income from equity investments	—	(86)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,059)	537
Increase in other assets	(382)	(2,194)
Increase in minority interest	—	352
Decrease in other liabilities	(18)	(1,322)
Net cash provided by operating activities	4,385	556

Cash flows from investing activities:
Net increase in loans	(26,014)	(26,534)
Net investment in real estate	—	458
Proceeds from sale of premises and equipment of real estate owned via equity investment	779	6,814
Net increase in premises and equipment relating to real estate owned via equity investment	—	(2,109)
Distributions from equity investments	—	86
Net cash provided (used) in investing activities	(18,388)	(14,525)

Cash flows from financing activities:
Mortgage payments	(22)	(56)
Net cash provided by financing activities	(25,713)	(25,747)
Supplemental Disclosure:
Interest paid	$9,089	$8,835

16. Recent accounting pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on Royal Bancshares’ financial position or results of operations.
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
Consolidated Net Income
Net income for the first quarter of 2007 of $2.3 million was $3.0 million, or 56.6% lower than the first quarter of 2006 net income of $5.3 million. The lower net income earned during the first quarter of 2007 was the result of a $1.0 million reduction to net income related to accounting errors in 2006 and prior years, a $780,000 reduction in interest income related to transferring two loans to non-accrual status during the first quarter of 2007 and the continued pressures on funding costs. Gains on sales of other real estate were $1.3 million lower during the first quarter of 2007, compared to the same quarter of 2006. These reductions were partially offset by higher net income recognized by our equity investment in real estate. Basic earnings per share and diluted earnings per share were both $.17 for the first quarter of 2007. Basic earnings per share and diluted earnings per share were both $.40 for the first quarter of 2006.
Interest Income

The first quarter of 2007 interest income decreased $2.0 million, or 9.1%, compared to the first quarter of 2006. Included in the first quarter interest income were $1.9 million of reductions related to the following accounting errors in 2006: a $1.2 accounting error related to investments in real estate joint ventures (see footnote 13 for a discussion of the investment in real estate joint ventures), a $781,000 reduction in interest income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment and an increase in interest income of $92,000 related to an error in the accounting for deferred loan cost per statement of Financial Accounting Standards (SFAS no. 91), “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Also contributing to the lower interest income was a $780,000 reduction related to transferring two loans to non-accrual status during the quarter. Investment interest income decreased $302,000 as a result of lower average balances, which reflects management’s strategy to fund higher yielding loans with maturing investment securities. Partially offsetting these reductions in interest income was a $553,000 increase in income earned on cash balances and loan interest income related to the $23.2 million increase in average loans in the first quarter of 2007, compared to the same period in 2006.
Interest Expense
Interest expense increased $2.0 million to $12.0 million for the quarter ended March 31, 2007 compared to the same period in 2006. The increase in interest expense was the result of an increase in average deposits along with higher interest rates paid on deposits and borrowings. The increase was partially offset by a $427,000 reduction in interest expense related to real estate owned via equity investments. Excluding interest expense related to the real estate owned via equity investments, interest expense grew $2.3 million or 24.4%. Average deposits grew 25.9% during the first quarter of 2007, compared to the first quarter of 2006. This increase was primarily a result of the growth in average certificates of deposits through promotions offering attractive rates. Higher rates in NOW and money market accounts also contributed to the higher interest expense in the first quarter of 2007. The increase in deposits was used to fund the growth in loans and offset maturing Federal Home Loan Bank borrowings.
Net Interest Margin
The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated, exclusive of interest on obligations related to the variable interest entity:
(The remainder of this page was intentionally left blank)

	For the three months ended			For the three months ended
	March 31, 2007			March 31, 2006
	Average			Average
(in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$43,264	$585	5.48%	$2,727	$32	4.79%
Investments securities	566,721	6,983	5.00%	585,740	7,285	5.04%
Loans	597,218	11,892	8.08%	574,045	14,096	9.96%

Earning assets	1,207,203	19,460	6.54%	1,162,512	21,413	7.47%

Non earning assets	96,251			83,862

Total average assets	$1,303,454			$1,246,374

Deposits	$888,249	9,098	4.15%	$705,293	5,464	3.14%
Borrowings	225,247	2,676	4.82%	363,545	4,004	4.47%

Total interest bearing liabilities	1,113,496	11,774	4.29%	1,068,838	9,468	3.59%

Non-interest bearing liabilities and equity	189,958			177,536

Total average liabilities and equity	$1,303,454			$1,246,374

Net interest margin		$7,686	2.58%		$11,945	4.17%

(The remainder of the page was intentionally left blank)

Rate Volume Analysis
The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the three month period ended March 31, 2007, as compared to the respective period in 2006, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2007 vs. 2006
	Increase (decrease)
(in thousands)	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	$526	$3	$529
Federal funds sold	24	—	24
Investments securities
Held to maturity	9	88	97
Available for sale	(366)	(33)	(399)

Total Investments securities	193	58	251
Loans
Commercial demand loans	432	(3,182)	(2,750)
Commercial mortgages	(88)	109	21
Residential and home equity	(129)	12	(117)
Leases receivables	320	(13)	307
Tax certificates	(3)	84	81
Other loans	(15)	7	(8)
Loan fees	262	—	262

Total loans	779	(2,983)	(2,204)

Total increase (decrease) in interest income	972	(2,925)	(1,953)

INTEREST EXPENSE
Deposits
NOW and money market	(97)	553	456
Savings	(3)	(1)	(4)
Time deposits	2,391	791	3,182

Total deposits	2,291	1,343	3,634
Trust preferred	—	22	22
Borrowings	(1,550)	200	(1,350)

Total increase in interest expense	741	1,565	2,306

Total increase (decrease) in net interest income	$231	$(4,490)	$(4,259)

Provision for Loan Losses
The provision for loan losses was $212,000 during the first quarter of 2007, compared to $335,000 during the same period in 2006. The amount of the allowance for loan losses represents 1.88% of total loans at March 31, 2007 versus 1.93% at December 31, 2006. During the first quarter of 2007, the bank reduced the specific reserve allocation for an impaired loan by $1.0 million. It was determined the principal and interest for this loan would be collected in full, as a result of a planned settlement during April of 2007. The customer was making regular interest payments on this loan. The $1.0 million reduction in the specific reserve allocation for the impaired loan and the $212,000 allowance for loan losses funded the formula allowance reflecting historical losses, as adjusted by credit category for the $26.9 million increase in loans during the first quarter of 2007.
Non-interest Income
First quarter 2007 non-interest income of $2.6 million decreased $445,000 over the $3.0 million earned during the first quarter of 2006. This decrease was due to lower gains on sales of other real estate owned of $1.3 million, partially offset by a $497,000 increase in income related to real estate owed via equity investments and an increase of $350,000 in gains on sales related to real estate joint ventures. The growth in income related to real estate owned via equity investments is directly associated to the increased activity in the Royal Scully VIE described in notes 2 and 10. The decrease in gains on sales of other real estate was primarily related to a $949,000 gain from the sale of one property during the first quarter of 2006.
Non-interest Expense
The first quarter of 2007 non-interest expense of $6.1 million decreased $200,000 from the first quarter of 2006 other expense of $6.3 million. Contributing to this decrease was lower salary expenses of $265,000 related to the $496,000 correction of an error in the accounting for deferred loan costs per Statement of Financial Accounting Standards No. 91 in 2006 and prior years. This reduction in salary expenses was partially offset by an increase in salary expenses related to both planned staffing and merit increases. Various reductions in other operating expenses resulted in a $178,000 decrease in the first quarter of 2007, compared to the same period in 2006. Partially offsetting these decreases was a $156,000 increase in real estate owned via equity investments as a result of increased activity in the equity investment.
Income tax expense
Total income tax expense for the three-months ended March 31, 2007 was $941,000 as compared to $2.5 million for the same period in 2006. The lower tax expense recorded during the first quarter of 2007 is due to the lower level of income before income taxes. The effective tax rate for the three months ended March 31, 2007, was 28.7% compared to the 31.6% for the same period in 2006.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets as of March 31, 2007 decreased $20.4 million from December 31, 2006. This decrease is the result of a reduction in both lower yielding interest bearing deposits and investment securities. Partially offsetting these reductions was an increase in loans during this period. The overall reduction in assets was related to the planned decrease in Federal Home Loan Bank borrowings used to fund earning assets, during the first quarter of 2007.

Loans
Total loans increased $27.0 million from the $592.2 million level at December 31, 2006 to $619.2 million at March 31, 2007. This increase is primarily due to an increase in non-residential real estate loans and commercial and industrial loans, partially offset by a decrease in construction and land development loans.
     The following table represents loan balances by type:

(amounts in thousands)	March 31, 2007	Dec. 31, 2006

Commercial and industrial loans	$53,493	$43,019
Construction and land development	168,771	177,922
Single family residential	44,247	43,338
Real estate non-residential	337,749	314,762
Lease financing	15,000	13,404
Other loans	1,431	1,333

Total gross loans	620,691	593,778
Deferred fees	(1,531)	(1,564)

Total loans	$619,160	$592,214

Non-performing loans

(in thousands)	31-Mar-07	Dec. 31, 2006

Non-accruing loans (1)	$22,173	$6,748
Other real estate owned	1,082	924

Total nonperforming assets	$23,255	$7,672

Nonperforming assets to total assets	1.74%	0.57%

Nonperforming loans to total loans	3.58%	1.14%

Allowance for loan loss to non-accruing loans	52.53%	169.75%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
Loans on which the accrual of interest has been discontinued was $22.2 million at March 31, 2007, as compared to $6.7 million at December 31, 2006, an increase of $15.5 million. This increase is primarily the result of transferring two construction loans and two construction mezzanine loans to non-accrual status during the first quarter of 2007:
First Quarter 2007 new non-accruing loans:
•	Two loans (one construction and one construction mezzanine loan) representing $8.2 million were related to one customer for a condominium building. These loans became 90 days past due during the first quarter of 2007 and were classified as impaired during the first quarter of 2007. An appraisal received during the first quarter of 2007 provided a gross retail sellout value of this property which supported its value, therefore the loan did not require a specific reserve allocation.
•	Two loans (one construction and one construction mezzanine loan) in the amount of $6.9 million were added to non-accruing status during the first quarter of 2007. These loans are secured by a 36 unit condominium building. These loans became 90 days past due during the first quarter of 2007 and were classified as impaired during the first quarter of 2007. The Company measured the fair value of this loan based on the observable market price of the condominium building based on the fact there were agreements of sale on 19% of the 36 condominium units, therefore the loan did not require a specific reserve allocation. The customer was waiting for a Certificate of Occupancy and had seven agreements of sale on the condominiums as of March 31, 2007.

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The total of impaired loans was $28.6 million and $13.5 million at March 31, 2007 and December 31, 2006, respectively. The $15.1 million increase in impaired loans was the result of the addition of two construction loans and two construction mezzanine non-accruing loans mentioned above totaling $15.5 million, partially offset by principal payments on other impaired loans. The income recognized on impaired loans was $178,000 during the first quarter of 2007. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. The average balance of impaired loans was $28.6 million during the first quarter of 2007 and the allowance for possible loan loss reserved specifically for impaired loans was $698,000 at March 31, 2007.
As part of a review of the reported impaired loans at December 31, 2006, the Company discovered $1.1 million of loans were included in the reported impaired loans in error. The adjusted impaired loans at December 31, 2006 were $13.5 million. Also as part of the review, the Company discovered $180,000 of loans should have been included in non-accrual loans. The adjusted non-accrual loans at December 31, 2006 were $6.7 million.
Allowance for Loan Losses
The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. Management determines the allowance for loan losses with the objective of maintaining a reserve level sufficient to absorb estimated probable credit losses. Management has determined the Company’s balance in the allowance for loan losses based on management’s detailed analysis and review of loan portfolio. Management considers all known relevant internal and external factors that may affect loan collectability. The periodic analysis and review includes an evaluation of the loan portfolio in relation to historical loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management’s assumptions as to future delinquencies, recoveries and losses. Management’s evaluation is inherently subjective and all of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s assessments, the Company may be required to make additional provisions for loan losses that could adversely impact earnings in future periods.
The allowance for loan losses increased $193,000 to $11.6 million at March 31, 2007 from $11.5 million at December 31, 2006. The $193,000 increase was attributed to recording a provision of $212,000 offset by net charge offs of $19,000. The amount of the allowance for loan losses represents 1.88% of total loans at March 31, 2007 versus 1.93% at December 31, 2006. During the first quarter of 2007, the Company reduced the specific reserve allocation for an impaired loan by $1.0 million. It was determined the principal and interest for this loan would be collected in full, as a result of a planned settlement during April of 2007. The customer was making regular interest payments on this loan. As described above, there were four loans which contributed to the $15.1 million increase in non-accruing loans at March 31, 2007, compared to December 31, 2006. These loans did not require specific reserve allocations. The $1.0 million reduction in a specific reserve allocation for an impaired loan and the $212,000 allowance for loan losses funded the formula allowance reflecting historical losses, as adjusted by credit category for the $26.9 million increase in loans during the first quarter of 2007.
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
An analysis of the Allowance for Loan losses by loan type is set forth below:

	March 31, 2007		December 31, 2006
		Percent of		Percent of
		loans		loans
	Amount	in each	Amount	in each
	in	category to	in	category to
	thousands	total loans	thousands	total loans

Commercial and industrial loans	$809	8.62%	$559	6.70%
Construction and land development	3,238	27.19%	4,526	29.93%
Single family residential	1,298	7.13%	845	6.71%
Real estate -non residential	5,668	47.40%	5,165	48.14%
Real estate -multi-family	247	1.57%	56	0.99%
Tax certificates	—	5.44%	—	5.18%
Lease financing	374	2.42%	293	2.17%
Other loans	14	0.23%	11	0.18%

Total	$11,648	100.00%	$11,455	100.00%

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
Investment in Real Estate Joint Ventures
As discussed in Note 1, the restatement of the Company’s Form 10-Q for the quarter end March 31, 2007 includes amending its financial statements for an accounting error related to investments in real estate joint ventures. The Company determined two (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company has reclassified these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. As of December 31, 2006, one investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. As of March 31, 2007 the investment in the construction of an office and residential building was $4.8 million. The balance of the investment in the construction of a 55 unit condominium building was $5.8 million.

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
Stockholders’ Equity
Consolidated stockholders’ equity decreased $355,000 to $162.9 million at March 31, 2007 from $163.3 million at December 31, 2006. This decrease is primarily the result of a decrease in retained earnings, partially offset by an increase in accumulated other comprehensive income related to a decrease in losses in the available for sale portfolio of approximately $948,000. The decrease in retained earnings is the result of the net income for the first quarter of 2007 of $2.3 million was lower than the dividend paid during the first quarter of 2007 of $3.9 million.
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
The table below provides a comparison of The Company and Royal Bank’s risk-based capital ratios and leverage ratios for March 31, 2007 and the year ended December 31, 2006:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$203,221	19.96%	$81,454	8.00%	N/A	N/A
Royal Bank	150,281	16.03%	74,992	8.00%	$93,740	10.00%
Royal Asian	15,673	21.86%	5,735	8.00%	7,168	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$191,573	18.82%	$40,727	4.00%	N/A	N/A
Royal Bank	139,413	14.87%	37,496	4.00%	$56,244	6.00%
Royal Asian	14,936	20.84%	2,867	4.00%	4,301	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$191,573	14.35%	$40,040	3.00%	N/A	N/A
Royal Bank	139,413	11.04%	37,887	3.00%	$63,145	5.00%
Royal Asian	14,936	14.05%	3,189	3.00%	5,315	5.00%

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$203,190	20.38%	$79,757	8.00%	N/A	N/A
Royal Bank	150,274	16.44%	73,112	8.00%	$91,390	10.00%
Royal Asian	15,493	25.29%	4,901	8.00%	6,126	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$191,735	19.23%	$39,879	4.00%	N/A	N/A
Royal Bank	139,599	15.28%	36,556	4.00%	$54,834	6.00%
Royal Asian	14,727	24.04%	2,450	4.00%	3,676	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$191,735	14.92%	$38,547	3.00%	N/A	N/A
Royal Bank	139,599	11.23%	37,286	3.00%	$62,143	5.00%
Royal Asian	14,727	23.03%	1,918	3.00%	3,197	5.00%
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

Interest Rate Sensitivity

	Days		1 to 5	Over 5	Non-rate
(in millions)	0 - 90	91 - 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$22.4	$—	$—	$—	$16.7	$39.1
Federal funds sold	3.6	—	—	—	—	3.6
Investment securities:
Available for sale	41.6	53.7	122.7	76.8	2.3	297.1
Held to maturity	60.0	105.1	92.3	—	—	257.4

Total investment securities	101.6	158.8	215.0	76.8	2.3	554.5
Loans:
Fixed rate	24.1	42.2	156.9	40.6	—	263.8
Variable rate	304.3	50.6	1.8	0.1	(13.1)	343.7

Total loans	328.4	92.8	158.7	40.7	(13.1)	607.5
Other assets	8.7	23.1	—	—	99.5	131.3

Total Assets	$464.7	$274.7	$373.7	$117.5	$105.4	$1,336.0

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$69.6	$69.6
Interest bearing deposits	31.2	93.6	143.3	—	—	268.1
Certificate of deposits	71.4	261.8	221.2	2.9	—	557.3

Total deposits	102.6	355.4	364.5	2.9	69.6	895.0
Borrowings (1)	48.9	50.0	—	119.9	25.0	243.8
Other liabilities	0.1	—	—	—	34.2	34.3
Capital	—	—	—	—	162.9	162.9

Total liabilities & capital	$151.6	$405.4	$364.5	$122.8	$291.7	$1,336.0

Net interest rate GAP	$313.1	$(130.7)	$9.2	$(5.3)	$(186.3)

Cumulative interest rate GAP	$313.1	$182.4	$191.6	$186.3

GAP to total assets	23%	-10%

GAP to total equity	192%	-80%

Cumulative GAP to total assets	23%	14%

Cumulative GAP to total equity	192%	112%

(1)	The $25.0 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
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

Item 6. Exhibits
(a)
3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i) of the Company’s Registration Statement on Form S-4 No. 0-26366.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006.

10.1	Employment Agreement dated September 11, 2006 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Joseph P. Campbell, President and Chief Executive Officer of the Corporation and the Bank.

10.2	Employment Agreement dated September 22, 2006 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and James J. McSwiggan, Jr, Chief Operating Officer of the Corporation and the Bank.

10.3	Employment Agreement dated February 22, 2007 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Murray Stempel, III, Executive Vice President and Chief Lending Officer of the Corporation and the Bank.

10.4	Employment Agreement dated February 23, 2007 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and John Decker, Executive Vice President Mezzanine/Equity Lending of the Corporation and the Bank.

10.5	Employment Agreement dated February 23, 2007 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Robert R. Tabas, Executive Vice President the Corporation and the Bank.

10.6	Employment Agreement dated February 22, 2007 by an among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Asian Bank (“Bank”) and Edward Shin, President of Royal Asian Bank.

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on March 17, 2008.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by James J. McSwiggan, Chief Financial Officer of Royal Bancshares of Pennsylvania on March 17, 2008.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Chief Executive Officer of Royal Bancshares of Pennsylvania on March 17, 2008.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James J. McSwiggan, Chief Financial Officer of Royal Bancshares of Pennsylvania on March 17, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)

Dated: March 17, 2008	/s/ James McSwiggan
James McSwiggan
Principal Financial Officer