Form 10-Q/A
period 2007-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2008-03-17
CIK 922487

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

Explanatory Note
As discussed in Note 1, Note 13 and Note 15 to the notes to consolidated financial statements included herein, Royal Bancshares of Pennsylvania, Inc. (the “Company”) is amending its financial statements, notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-Q for the quarter end June 30, 2007. As further described in a current report on Form 8-K filed on January 29, 2008, the restatement is the result of accounting errors related to investments in real estate joint ventures, the consolidation of an investment in real estate owned via an equity investment and the accounting for deferred loan costs (see notes 1, 13 and 15).
The Form 10-Q as amended hereby continues to speak as of the date of the originally filed Form 10-Q, and the disclosures have not been updated to speak as of any later date. Information not affected by the restatement of financial statements or information as of and for the three and six months ended June 30, 2007 is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q.
For convenience, the entire Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 has been refiled in this Form 10-Q/A. Pursuant to SEC Rule 12b-15, in connection with this filing, the Company is filing updated Exhibits 3.1, 3.2, 32.1 and 32.2.

Royal Bancshares of Pennsyvania Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	June 30, 2007	December 31, 2006

Assets
Cash and due from banks	$13,844	$13,426
Interest bearing deposits	67,130	66,810
Federal funds sold	1,000	2,200

Total cash and cash equivalents	81,974	82,436
Investment securities held to maturity (fair value of $197,621 at June 30, 2007 and $254,249 at December 31, 2006	197,418	255,429
Investment securities available for sale (“AFS”) at fair value	316,224	302,036
FHLB Stock, at cost	8,718	11,276

Total investments securities and FHLB stock	522,360	568,741

Loans	618,725	592,214
Less allowance for loan losses	11,739	11,455

Net Loans	606,986	580,759

Premises and equipment, net	7,709	7,766
Accrued interest receivable	14,968	16,494
Real estate owned via equity investments	35,542	42,514
Investment in real estate joint ventures	10,889	10,744
Bank owned life insurance	23,354	22,906
Other assets	24,376	23,951

Total Assets	$1,328,158	$1,356,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$71,482	$61,002
Interest bearing	820,133	798,455

Total deposits	891,615	859,457

Accrued interest payable	14,714	10,654
Other liabilities	14,386	18,593
Borrowings	192,996	246,087
Obligations related to equity investments in real estate	22,809	29,342
Subordinated debentures	25,774	25,774

Total liabilities	1,162,294	1,189,907

Minority interests	3,767	3,150

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 11,305,372 at June 30, 2007 and 11,287,462 at December 31, 2006	22,611	22,575
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,108,827 at June 30, 2007 and 2,108,827 at December 31, 2006	211	211
Additional paid in capital	121,908	121,542
Retained earnings	21,969	23,464
Accumulated other comprehensive loss	(790)	(2,273)

	165,909	165,519
Treasury stock — at cost, shares of Class A, 288,588 at June 30, 2007 and 215,388 at December 31, 2006	(3,812)	(2,265)

Total stockholders’ equity	162,097	163,254

Total liabilities and stockholders’ equity	$1,328,158	$1,356,311

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)
	2007	2006	2007	2006

Interest income
Loans and leases, including fees	$14,892	$15,494	$26,784	$29,590
Investment securities held to maturity	2,882	2,944	5,835	5,800
Investment securities available for sale:
Taxable interest	3,940	4,215	7,952	8,626
Tax exempt interest	19	19	37	37
Deposits in banks	824	11	1,365	23
Federal funds sold	44	5	88	25

TOTAL INTEREST INCOME	22,601	22,688	42,061	44,101

Interest expense
Deposits	9,816	6,385	18,914	11,848
Borrowings	2,615	4,355	5,291	8,358
Obligations related to real estate owned via equity investsments	151	889	335	1,501

TOTAL INTEREST EXPENSE	12,582	11,629	24,540	21,707

NET INTEREST INCOME	10,019	11,059	17,521	22,394
Provision for loan losses	159	963	371	1,299

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	9,860	10,096	17,150	21,095

Other income
Service charges and fees	386	354	686	708
Net gains on investment securities available for sale	733	161	733	244
Income related to real estate owned via equity investments	860	1,331	2,135	2,109
Gains on sales related to real estate joint ventures	—	—	350	—
Gains on sales of other real estate	450	81	686	1,574
Gains on sales of loans and leases	22	174	189	217
Income from bank owned life insurance	233	214	448	425
Other income	30	585	40	621

TOTAL OTHER INCOME	2,714	2,900	5,267	5,898

Other expenses
Salaries and wages	2,695	2,541	4,875	4,986
Employee benefits	850	641	1,568	1,276
Stock Option Expense	15	178	177	357
Occupancy and equipment	449	400	896	804
Expenses related to real estate owned via equity investments	393	490	825	609
Other operating expenses	2,203	2,144	4,354	4,632

TOTAL OTHER EXPENSE	6,605	6,394	12,695	12,664

Minority interest	224	14	709	(68)

INCOME BEFORE INCOME TAXES	5,745	6,588	9,013	14,397
Income taxes	1,787	2,002	2,728	4,465

NET INCOME	$3,958	$4,586	$6,285	$9,932

Per share data
Net income – basic	$0.29	$0.34	$0.47	$0.74
Net income – diluted	$0.29	$0.34	$0.46	$0.73

Cash dividends– Class A shares	$0.287500	$0.261900	$0.575000	$0.523800

Cash dividends– Class B shares	$0.330625	$0.301190	$0.661250	$0.602380

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Six Months ended June 30, 2007
(UNAUDITED)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	earnings	(loss)	stock	Income

Balance, January 1, 2007	11,287	$22,575	2,108	$211	$121,542	$23,464	$(2,273)	$(2,265)
Adjustment related to adoption of FASB No. 158, net of taxes	—	—	—	—	—	—	1,006	—
Net income	—	—	—	—	—	6,285	—	—	$6,285
Cash in lieu of fractional shares	—	—	—	—	—	(14)	—	—	—
Stock dividend adjustment	—	—	—	—	(13)	13	—	—	—
Cash dividends on common stock (Class A $0.5750 Class B $0.66125)	—	—	—	—	—	(7,779)	—	—	—
Purchase of treasury stock								(1,547)
Adjustment to net periodic pension cost	—	—	—	—	—	—	57	—	57
Stock options exercised	18	36	—	—	140
Stock option expense	—	—	—	—	177	—	—	—	—
Tax benefit stock options	—	—	—	—	62	—	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	420	—	420

Comprehensive income									$7,768

Balance, March 31, 2007	11,305	$22,611	2,108	$211	$121,908	$21,969	$(790)	$(3,812)

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Six Months ended June 30, 2006
(UNAUDITED)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	B-Shares	Capital	earnings	(loss)	stock	Income

Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)
Net income	—	—	—	—	—		9,932	—	—	$9,932
5% Stock dividend	527	1,054	100	11	—	15,575	(16,640)	—	—	—
Conversion of Class B common stock to Class A Common stock Class A Common stock	4	7	(3)	—	—	—	(8)	—	—	—
Cash in lieu of fractional shares	—	—	—		—	—	(11)	—	—	—
Issuance of undistributed shares	—	—	20	2	(2)	—	—	—	—	—
Cash dividends on common stock (Class A $0.52380 Class B $0.60238)	—	—	—	—	—	—	(7,037)	—	—	—
Stock options exercised	4	8	—	—	—	51	—	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—	—	—	—	(2,532)	—	(2,532)

Comprehensive income										$7,400

Balance, June 30, 2006	11,235	$22,469	2,110	$212	$—	$119,911	$19,063	$(3,472)	$(2,265)

The accompanying notes are an integral part of the financial statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30,
(in thousands)

	2007	2006
Cash flows from operating activities
Net income	$6,285	$9,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	572	749
Stock compensation expense	177	357
Provision for loan losses	371	1,299
Net accretion of discounts and premiums on loans, mortage-backed securities and investments	(1,190)	6,359
Benefit for deferred income taxes	(106)	(3,451)
Gains on sales of other real estate	(686)	(1,574)
Gains on sales of real estates joint ventures	(350)	—
Gains on sales of loans	(189)	(217)
Net gains on sales of investment securities	(733)	(244)
Gains form sale of premise of real estate owned via equity investment	(1,339)	—
Income from equity investments	(86)	—
Income from bank owned life insurance	(448)	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,526	(668)
Decrease in other assets	126	1,788
Increase in accrued interest payable	4,060	973
Increase in minority interest	617	—
Decrease in other liabilities	(2,496)	(1,203)

Net cash provided by operating activities	6,111	14,100

Cash flows from investing activities
Proceeds from calls/maturities of HTM investment securities	60,011	—
Proceeds from calls/maturities of AFS investment securities	37,577	25,552
Proceeds from sales of AFS investment securities	1,050	4,230
Purchase of AFS investment securities	(51,652)	(18,375)
Purchase of HTM investment securities	(2,000)	—
Redemption of FHLB Stock	2,558	658
Net increase in loans	(25,558)	(87,885)
Purchase of premises and equipment	(405)	(299)
Net investment in real estate	205	—
Proceeds from sale of premises and equipment relateing to real estated owned via equity investment	11,510	—
Distributions from equity investments	86	—
Net (increase)decrease in premises and equipment relateing to real estate owned via equity investment	(3,308)	3,586

Net cash provided by (used in) investing activities	30,074	(72,533)

Cash flows from financing activities:
Decrease in non-interset bearing and interest bearing demand deposits and savings accounts	(16,516)	(15,172)
Increase in certificates of deposit	48,674	76,208
Mortgage payments	(79)	(37)
Repayments from short term borrowings	(53,000)	—
Repayments from long term borrowings	(91)	(1,500)
Repayment of mortgage debt related to real estate owned via equity investment	(6,533)	(1,703)
Income tax benefit on stock options	62	—
Cash dividends	(7,779)	(7,037)
Cash in lieu of fractional shares	(14)	(11)
Purchase of treasury stock	(1,547)	—
Issuance of common stock under stock option plans	176	59

Net cash (used in) provided by financing activities	(36,647)	50,807
Net decrease in cash and cash equivalents	(462)	(7,626)
Cash and cash equivalents at beginning of period	82,436	30,895

Cash and cash equivalents at end of period	$81,974	$23,269

Supplemental Disclosure
Taxes paid	$2,736	$1,500

Interest paid	$20,145	$20,734

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
     Included in the operating results for the three months ended June 30, 2007 is a $1.6 million reduction to net income related to the following accounting errors: a $1.1 million reduction in net income resulting from an accounting error related to investments in real estate joint ventures (see note 13 for a discussion of the investment in real estate joint ventures), a $900,000 reduction in net income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment and an increase in net income of $400,000 related to an error in the accounting for deferred loan costs per Statement of Financial Accounting Standards (SFAS ) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Of the $1.6 million total adjustment to net income relating to these accounting errors, approximately $1.0 million relates to 2006 and prior periods. In our opinion, the adjustments to 2006 and prior years operating results are immaterial, and no restatements for 2006 and prior years were made. Reported net income for the first quarter of 2007 of $3.6 million has been reduced by $1.3 million for a restated first quarter 2007 net income of $2.3 million. The first quarter of 2007 adjustment includes the $1.0 million related to 2006 and prior years. Reported net income for the second quarter of 2007 of $4.3 million has been reduced by $300,000 for a restated second quarter 2007 net income of $4.0 million.
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

The Company’s investments in VIE’s is further discussed in Note 10.

The following table presents selected financial information for reportable business segments for the three month periods ended June 30, 2007 and 2006.

	Three months ended June 30, 2007
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,231,708	$57,048	$39,402	$1,328,158

Total deposits	891,615	—	—	891,615

Interest income	$21,375	$1,226	$—	$22,601
Interest expense	11,528	902	152	12,582

Net interest income (loss)	9,847	324	(152)	10,019
Provision for loan losses	159	—	—	159
Total non-interest income	1,463	431	820	2,714
Total non-interest expense	6,196	17	392	6,605
Minority interest	65	43	116	224
Income tax expense	1,244	187	356	1,787

Net income (loss)	$3,646	$508	$(196)	$3,958

	Three months ended June 30, 2006
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,266,871	$44,886	$47,452	$1,359,209

Total deposits	758,445	—	—	758,445

Interest income	$21,601	$1,087	$—	$22,688
Interest expense	9,907	832	890	11,629

Net interest income	11,694	255	(890)	11,059
Provision for loan losses	962	1	—	963
Total non-interest income	1,356	213	1,331	2,900
Total non-interest expense	5,714	247	433	6,394
Minority interest	(29)	15	28	14
Income tax expense	1,970	29	3	2,002

Net income (loss)	$4,433	$176	$(23)	$4,586

     Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $902,000 and $832,000 for the three-month periods ended June 30, 2007 and 2006.

     The following table presents selected financial information for reportable business segments for the six month periods ended June 30, 2007 and 2006.

	Six months ended June 30, 2007
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,231,708	$57,048	$39,402	$1,328,158

Total deposits	891,615	—	—	891,615

Interest income	$39,537	$2,524	$—	$42,061
Interest expense	22,403	1,802	335	24,540

Net interest income	17,134	722	(335)	17,521
Provision for loan losses	371	—	—	371
Total non-interest income	2,724	645	1,898	5,267
Total non-interest expense	11,347	523	825	12,695
Minority interest	40	68	601	709
Income tax expense	1,505	224	999	2,728

Net income (loss)	$6,595	$552	$(862)	$6,285

	Six months ended June 30, 2006
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investments	Consolidated
Total assets	$1,266,871	$44,886	$47,452	$1,359,209

Total deposits	758,445	—	—	758,445

Interest income	$41,796	$2,305	$—	$44,101
Interest expense	18,537	1,670	1,501	21,708

Net interest income	23,259	635	(1,501)	22,393
Provision for loan losses	1,295	3	—	1,298
Total non-interest income	2,994	795	2,109	5,898
Total non-interest expense	11,233	722	709	12,664
Minority interest	(75)	57	(50)	(68)
Income tax expense	4,376	124	(35)	4,465

Net income (loss)	$9,424	$524	$(16)	$9,932

     Interest paid to the Community Banking segment by the Tax Lien Operation was approximately $1,802,000 and $1,670,000 for the six-month periods ended June 30, 2007 and 2006.
3.	Per Share Information

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. The Company has two classes of common stock currently outstanding. The classes are A and B, of which a share of Class B is convertible into 1.15 shares of Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. On December 20, 2006 the Board of Directors of the Company declared a 5% stock dividend on both its Class A common stock and Class B common stock shares payable on January 17, 2007. On December 22, 2005, the Board of Directors of the Company declared a 2% stock dividend on both its Class A common stock and Class B common Stock shares payable on January 17, 2006. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows (in thousands, except per share data):

	Three months ended June 30, 2007
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$3,958	13,495	$0.29
Effect of dilutive securities:
Stock options	—	67	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$3,958	13,562	$0.29

	Three months ended June 30, 2006
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$4,586	13,441	$0.34
Effect of dilutive securities:
Stock options	—	107	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$4,586	13,548	$0.34

	Six months ended June 30, 2007
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$6,285	13,497	$0.47
Effect of dilutive securities:
Stock options	—	80	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$6,285	13,577	$0.46

	Six months ended June 30, 2006
	Income	Average shares	Per share
(dollars in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$9,932	13,439	$0.74
Effect of dilutive securities:
Stock options	—	111	(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$9,932	13,550	$0.73

Note:	The stock dividend declared on December 20, 2006 and paid on January 17, 2007 resulted in the issuance of 526,825 additional shares of Class A common stock and 100,345 additional shares of Class B common stock.
4.	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income, which includes net income as well as certain other items, which results in changes to equity during the period.

	Before	Tax	Net of
	Tax	(expense)	Tax
(in thousands)	Amount	Benefit	Amount
June 30, 2007
Unrealized gains on securities:
Unrealized holding gains arising during period	$1,379	$483	$896
Less reclassification adjustment for gains realized in net income	733	257	476

Unrealized gains on investment securities	$646	$226	$420
Adjustment to net periodic pension cost	87	30	57

Other comprehensive income	$733	$256	$477

	Before	Tax	Net of
	Tax	(expense)	Tax
(in thousands)	Amount	Benefit	Amount
June 30, 2006
Unrealized gains on securities:
Unrealized holding losses arising during period	$(4,140)	$(1,449)	$(2,691)
Less reclassification adjustment for gains realized in net income	244	85	159

Other comprehensive income	$(3,896)	$(1,364)	$(2,532)

The accumulated other comprehensive income unrecognized pension obligation was reduced from $2.5 million to $1.4 million during the second quarter of 2007, to reflect the Company’s projected benefit obligation.
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

The total projected benefit obligation under the plan including adjustments is estimated to be $9.0 million at June 30, 2007. This projected benefit obligation is the present value of the amounts potentially payable under the plan as computed by actuary calculations made by our third party plan administrator.

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

The following table presents the activity related to the Employee Plan for the three six ended June 30, 2007.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2006	853,804	$19.47
Granted	—	—
Exercised	(14,334)	9.21
Forfeited	—	—
	-
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
In September 2005, the Company, together with a real estate development company, formed the Partnership. The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company holding the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of June 30, 2007, the Partnership also had a $22.8 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company utilizes the period of December 2006 to May 2007 in consolidating the financial statements of Royal Scully.

At June 30, 2007, Royal Scully had total assets of $39.4 million of which $35.5 million is real estate as reflected on the consolidated balanced sheet and total borrowings of $32.0 million, of which $9.2 million relates to notes discussed above. None of the third party borrowings are guaranteed by the Company. The Company’s has made an investment of $11.7 million in Royal Scully.
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
13. Investment in Real Estate Joint Ventures
As discussed in Note 1, the restatement of the Company’s Form 10-Q for the quarter end June 30, 2007 includes amending its financial statements for an accounting error related to investments in real estate joint ventures. The Company determined two (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company has reclassified these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. As of December 31, 2006, one investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. As of June 30, 2007 the investment in the construction of an office and residential building was $5.0 million. The balance of the investment in the construction of a 55 unit condominium building was $5.9 million.
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

================================================================================

15. Reclassifications and Restatement
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
As discussed in Note 1 and Note 13 to consolidated financial statements included herein, the Company is amending its financial statements, notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-Q for the quarter end June 30, 2007. The following information describes the changes made to the Company’s financial statements:
Royal Bancshares of Pennsyvania Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	As	As	As	As
	Reported	Restated	Reported	Restated
	In June 30	For June 30	In June 30	For June 30
	2007	2007	2007	2007
	Form 10-Q	Form 10-Q	Form 10-Q	Form 10-Q
	June 30, 2007	June 30, 2007	December 31, 2006	December 31, 2006

Assets
Loans	$629,166	$618,725	$602,958	$592,214
Net Loans	617,427	606,986	591,503	580,759

Accrued interest receivable	16,972	14,968	16,494	16,494
Investment in real estate joint ventures	—	10,889	—	10,744
Total Assets	1,330,980	1,328,158	1,356,311	1,356,311

Liabilities
Other liabilities	15,909	14,386	18,593	18,593
Total liabilities	1,163,817	1,162,294	1,189,907	1,189,907

Minority interests	3,442	3,767	3,150	3,150

Stockholders’ equity
Retained earnings	23,593	21,969	23,464	23,464
Total stockholders’ equity	163,721	162,097	163,254	163,254
Total liabilities and stockholders’ equity	$1,330,980	$1,328,158	$1,356,311	$1,356,311

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	As	As	As	As
	Reported	Restated	Reported	Restated
	In June 30	For June 30	In June 30	For June 30
	2007	2007	2007	2007
(in thousands, except per share data)	Form 10-Q	Form 10-Q	Form 10-Q	Form 10-Q

Interest income
Loans and leases, including fees	$15,359	$14,892	$29,756	$26,784
TOTAL INTEREST INCOME	23,068	22,601	45,033	42,061

Interest expense
Obligations related to real estate owned via equity investsments	264	151	519	335
TOTAL INTEREST EXPENSE	12,695	12,582	24,724	24,540

NET INTEREST INCOME	10,373	10,019	20,309	17,521
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	10,214	9,860	19,938	17,150

Other income
Revenue related to real estate owned via equity investments	1,052	860	2,360	2,135
Gains on sales related to real estate joint ventures	—	—	—	350
Other income	29	30	126	40
TOTAL OTHER INCOME	2,906	2,714	5,229	5,267

Other expenses
Salaries and wages	2,695	2,695	5,371	4,875
Expenses related to real estate owned via equity investments	556	393	1,379	825
Other operating expenses	2,122	2,203	3,882	4,354
TOTAL OTHER EXPENSE	6,687	6,605	13,273	12,695

Minority interest	189	224	385	709

INCOME BEFORE INCOME TAXES	6,244	5,745	11,509	9,013
Income taxes	1,961	1,787	3,601	2,728
NET INCOME	$4,283	$3,958	$7,908	$6,285

Per share data
Net income – basic	$0.32	$0.29	$0.59	$0.47
Net income – diluted	$0.32	$0.29	$0.58	$0.46

Royal Bancshares of Pennsylvania, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Six Months ended June 30, 2007
(UNAUDITED)

	Six Months Ended
	June 30,
	(in thousands)
	As	As
	Reported	Restated
	In June 30	For June 30
	2007	2007
	Form 10-Q	Form 10-Q

Retained Earnings	$23,593	$21,969
Net Income	$7,908	$6,285
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended June 30,
(in thousands)

	As	As
	Reported	Restated
	In June 30	For June 30
	2007	2007
	Form 10-Q	Form 10-Q
	June 30, 2007	June 30, 2007

Cash flows from operating activities
Net income	$7,908	$6,285
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of real estates joint ventures	—	(350)
Gains form sale of premise of real estate owned via equity investment	—	(1,339)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(478)	1,526
Decrease in other assets	4,171	126
Increase in minority interest	—	617
Decrease in other liabilities	(720)	(2,496)
Net cash provided by operating activities	12,836	6,111

Cash flows from investing activities
Net increase in loans	(25,255)	(25,558)
Purchase of premises and equipment	(405)	(405)
Net investment in real estate	—	205
Proceeds from sale of premises and equipment of real estate owned via equity investment	1,339	11,510
Net increase in premises and equipment relateing to real estate owned via equity invest.	—	(3,308)
Net cash provided (used) in investing activities	23,308	30,074

Cash flows from financing activities:
Mortgage payments	(39)	(79)
Net cash used by financing activities	(36,606)	(36,647)
Supplemental Disclosure
Interest paid	$20,665	$20,145

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
In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP will not have a material impact on our consolidated financial statements or disclosures.
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
Consolidated Net Income
The second quarter of 2007 net income of $4.0 million was $628,000 or 13.7% lower than the second quarter of 2006 net income of $4.6 million. The lower net income earned during the second quarter of 2007 was primarily the result of the continued pressures on funding costs and the reduction in interest income related to an increase in non-accruing loans during 2007. Non-accruing loans increased from $6.7 million at December 31, 2006 to

$29.1 million at June 30, 2007. Management is closely monitoring these loans. Basic earnings per share and diluted earnings per share were both $.29 for the second quarter of 2007. Basic earnings per share and diluted earnings per share were both $.34 for the second quarter of 2006.
Net income for the year to date period ending June 30, 2007 of $6.3 million was $3.6 million lower than the same period in 2006. The lower net income earned during the second quarter of 2007 was the result of $1.0 million reduction to net income related to accounting errors in 2006 and prior years, a decrease in interest income related to transferring loans to non-accrual status during the first six months of 2007 and the continued pressures on funding costs. The six months ended June 30, 2007 basic earnings per share and diluted earnings per share were $.47 and $.46, respectively. The six months ended June 30, 2006 basic earnings per share was $.74 and diluted earnings per share was $.73.
Interest Income
The second quarter of 2007 interest income decreased $87,000, compared to the second quarter of 2006. A $602,000 decrease in loan interest income and a $337,000 reduction in investment interest income were partially offset by a $852,000 increase in cash and cash equivalent interest income. The $602,000 lower loan interest income earned in the second quarter of 2007, was primarily due to the $728,000 reduction related to non-accruing loans, partially offset by interest income related to the $13.4 million increase in earnings assets in the second quarter of 2007 compared to the same period in 2006. During 2007, six loans in excess of $1.0 million each were added to non-accruing status.
Year to date June 30, 2007 total interest income decreased $2.0 million. Included in interest income were $1.9 million of reductions related to the following accounting errors in 2006: a $1.2 accounting error related to investments in real estate joint ventures (see footnote 13 for a discussion of the investment in real estate joint ventures), a $781,000 reduction in interest income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment and an increase in interest income of $92,000 related to an error in the accounting for deferred loan cost per statement of Financial Accounting Standards (SFAS no. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Also contributing to this decrease was a $2.0 million reduction related to the non-accruing loans mentioned above. Partially offsetting these reductions was the increase in interest income related to the $32.2 million increase in average earning assets in the first six months of 2007, compared to the same period in 2006.
Interest Expense
Interest expense increased $953,000 to $12.6 million for the quarter ended June 30, 2007 compared to the same period in 2006. The increase in interest expense was the result of an increase in average deposits along with higher interest rates paid on deposits. The increase was partially offset by a $738,000 reduction in interest expense related to an equity investment in real estate. Excluding interest expense related to the variable interest entity, interest expense grew $1.7 million or 15.7%. Average deposits grew 20.7% in the second quarter of 2007, compared to the second quarter of 2006. This increase was primarily a result of the growth average certificates of deposits through promotions featuring attractive rates. Higher rates in NOW and money market accounts also contributed to the higher interest expense in the second quarter of 2007. The increase in deposits was used to offset maturing Federal Home Loan Bank borrowings. Year to date June 30, 2007 interest expense increased $2.8 million compared to the same period in 2006. Interest expense related to an equity investment in real estate decreased $1.2 million. Excluding the interest expense related to the variable interest entity, interest expense grew $4.0 million or 19.8%. This increase was primarily due to the increase in overall funding cost and the increase in the mix of higher costing certificates of deposits during 2007.
Net Interest Margin
The second quarter 2007 net interest margin of 3.36% was lower than the second quarter 2006 net interest margin of 3.99%, though it was higher than the first quarter of 2007 net interest margin of 2.58. The year-to- date 2007 net interest margin of 2.97% was below the 4.09% experienced in the same period in 2006. The year-to-date 2007 net interest margin was impacted by the 2006 accounting errors recorded in the first quarter.

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

	For the three months ended			For the three months ended
	June 30, 2007			June 30, 2006
	Average			Average
(in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$65,596	$868	5.31%	$1,339	$16	4.79%
Investments securities	537,032	6,841	5.11%	573,973	7,177	5.02%
Loans	612,541	14,892	9.75%	626,463	15,495	9.92%

Earning assets	1,215,169	22,601	7.46%	1,201,775	22,688	7.57%

Non earning assets	96,932			82,621

Total average assets	$1,312,101			$1,284,396

Deposits	$896,814	9,816	4.39%	$743,310	6,385	3.45%
Borrowings	218,843	2,615	4.79%	363,110	4,355	4.81%

Total interest bearing liabilities	1,115,657	12,431	4.47%	1,106,420	10,740	3.89%

Non-interest bearing liabilities and equity	196,444			177,976

Total average liabilities and equity	$1,312,101			$1,284,396

Net interest margin		$10,170	3.36%		$11,948	3.99%

	For the six months ended			For the six months ended
	June 30, 2007			June 30, 2006
	Average			Average
(in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$54,492	$1,453	5.38%	$2,029	$49	4.87%
Investments securities	551,794	13,824	5.05%	580,399	14,462	5.03%
Loans	604,796	26,784	8.93%	596,470	29,590	10.00%

Earning assets	1,211,082	42,061	7.00%	1,178,898	44,101	7.54%

Non earning assets	96,683			86,766

Total average assets	$1,307,765			$1,265,664

Deposits	$892,166	18,914	4.28%	$724,048	11,848	3.30%
Borrowings	222,028	5,291	4.81%	363,385	8,358	4.64%

Total interest bearing liabilities	1,114,194	24,205	4.38%	1,087,433	20,206	3.75%

Non-interest bearing liabilities and equity	193,571			178,231

Total average liabilities and equity	$1,307,765			$1,265,664

Net interest margin		$17,856	2.97%		$23,895	4.09%

Rate Volume Analysis
The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the three-month and six-month periods ended June 30, 2007, as compared to the respective period in 2006, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	$812	$1	$813	$1,333	$9	$1,342
Federal funds sold	39	—	39	62	1	63
Investments securities
Held to maturity	(152)	90	(62)	(92)	127	35
Available for sale	(496)	221	(275)	(642)	(32)	(674)

Total Investments securities	203	312	515	661	105	766
Loans
Commercial demand loans	(196)	(664)	(860)	560	(3,743)	(3,183)
Commercial mortgages	(25)	(258)	(283)	(116)	(146)	(262)
Residential and home equity	(288)	69	(219)	(244)	85	(159)
Leases receivables	353	(19)	334	673	(31)	642
Tax certificates	47	92	139	45	174	219
Other loans	(14)	4	(10)	(29)	10	(19)
Loan fees	297	—	297	(44)	—	(44)

Total loans	174	(776)	(602)	845	(3,651)	(2,806)

Total increase in interest income	377	(464)	(87)	1,506	(3,546)	(2,040)

INTEREST EXPENSE
Deposits
NOW and money market	(298)	646	348	(489)	1,294	805
Savings	(3)	(1)	(4)	(6)	(2)	(8)
Time deposits	2,457	630	3,087	4,856	1,413	6,269

Total deposits	2,156	1,275	3,431	4,361	2,705	7,066
Trust preferred	—	15	15	—	28	28
Borrowings	(1,602)	(153)	(1,755)	(3,195)	100	(3,095)

Total increase in interest expense	554	1,137	1,691	1,166	2,833	3,999

Total increase (decrease) in net interest income	$(177)	$(1,601)	$(1,778)	$340	$(6,379)	$(6,039)

Provision for Loan Losses
The provision for loan losses was $159,000 during the second quarter of 2007 and $371,000 year to date as of June 30, 2007, compared to $963,000 and $1,299,000 during the respective periods in 2006. The allowance for loan losses to total loans ratio was 1.90% at June 30, 2007, compared to from 1.93% at December 31, 2006. During the first quarter of 2007, the bank reduced the specific reserve allocation for an impaired loan by $1.0 million. It was determined the principal and interest for this loan would be collected in full, as a result of a planned settlement during April of 2007. The customer was making regular interest payments on this loan. The principal and interest related to this loan were paid in full on April 6, 2007. The $1.0 million reduction in the specific reserve allocation for the impaired loan and the $371,000 allowance for loan losses funded the formula allowance reflecting historical losses, as adjusted by credit category for the $26.5 million increase in loans during the first quarter of 2007.
Non-interest Income
The second quarter 2007 non-interest income of $2.7 million was $186,000 lower than the second quarter of 2006. Lower income related to real estate owned via equity investments and other income were partially offset by increases in net gains on investments securities available for sale and gains on sales of other real estate. The year to date June 30, 2007 non-interest income was $631,000 lower than the $5.9 million recorded in 2006. This decrease was the result of both lower gains on sales of other real estate and other income, partially offset by higher net gains on investment securities available for sale.
Non-interest Expense
The second quarter of 2007 non-interest expense of $6.6 million increased $211,000, or 3.3% from the second quarter of 2006. These increases were associated with the opening of a new Royal Asian Bank branch in the first quarter of 2007, the addition of two specialty lending subsidiaries, Royal Bank America Asset Based Lending and RBA Capital during the second half of 2006 and higher expenses related to real estate owned via equity investments. Year to date June 30, 2007 non-interest expenses of $12.7 million was even with the same period in 2006.
Income Tax Expense
Total income tax expense for the second quarters of 2007 was $1.8 million compared to $2.0 million in the same period in 2006. The effective tax rate for the second quarter of 2007 was 31.1% compared to the 30.4% for the same period in 2006. The year to date June 30, 2007 effective tax rate of 30.3%, compared to 31.0% effective tax rate for the same period in 2006.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets as of June 30, 2007 decreased $28.2 million from December 31, 2006. A $46.4 million decrease in investment securities and FHLB stock was partially offset by a $26.5 increase in higher yielding loans. Also contributing to this decrease was a $7.0 million reduction in real estate associated with the equity investment in real estate. The lower level of assets was related to the lower funding sources due to the planned decrease in Federal Home Loan Bank borrowings during the first half of 2007.

Loans
Total loans increased $26.5 million from the $592.2 million level at December 31, 2006 to $618.7 million at June 30, 2007. This increase is primarily due to an increase in secured other real estate loans, commercial and industrial loans and leases, which was partially offset by a decrease in construction and land development loans.
The following table represents loan balances by type:

(amounts in thousands)	June 30, 2007	Dec. 31, 2006

Commercial and industrial loans	$63,967	$43,019
Construction and land development	154,151	177,627
Single family residential	45,536	43,338
Other real estate secured	335,173	315,057
Leases	19,840	13,404
Other loans	1,581	1,333

Total gross loans	620,248	593,778
Deferred fees	(1,523)	(1,564)

Total loans	$618,725	$592,214

Non-performing loans

(in thousands)	30-Jun-07	Dec. 31, 2006

Non-accruing loans (1)	$29,089	$6,748
Other real estate owned	971	924

Total nonperforming assets	$30,060	$7,672

Nonperforming assets to total assets	2.26%	0.57%

Nonperforming loans to total loans	4.70%	1.14%

Allowance for loan loss to non-accruing loans	40.36%	169.75%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
Loans on which the accrual of interest has been discontinued was $29.1 million at June 30, 2007, as compared to $6.7 million at December 31, 2006, an increase of $22.4 million. The following is a detail listing of the significant additions to non-accruing loans during the first six months of 2007:
First Quarter 2007 new non-accruing loans:
•	Two loans (one construction and one construction mezzanine loan) representing $8.2 million were related to one customer for a condominium building. These loans became 90 days past due during the first quarter of 2007 and were classified as impaired during the first quarter of 2007. An appraisal received during the first quarter of 2007 provided a gross retail sellout value of this property which supported its value, therefore the loan did not require a specific reserve allocation.

•	Two loans (one construction and one construction mezzanine loan) in the amount of $6.9 million were added to non-accruing status during the first quarter of 2007. These loans are secured by a 36 unit condominium building. These loans became 90 days past due during the first quarter of 2007 and were classified as impaired during the first quarter of 2007. The Company measured the fair value of this loan based on the observable market price of the condominium building based on the fact there were agreements of sale on 19% of the 36 condominium units, therefore the loan did not require a specific reserve allocation. The customer was waiting for a Certificate of Occupancy and had seven agreements of sale on the condominiums as of March 31, 2007.

Second Quarter 2007 new non-accruing loans:
•	A commercial loan in the amount of $3.1 million was added to non-accruing status in June 2007. This loan was classified as an impaired loan during the second quarter of 2007. The borrower is continuing to make payments on this loan.

•	A $4.8 million construction loan for a 9 unit condominium building was added to non-accruing loans and impaired loans during the second quarter of 2007.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The total of impaired loans at June 30, 2007 was $28.0 million, a $14.5 million increase over the $13.5 million balance of impaired loans at December 31, 2006. The average year to date June 30, 2007 impaired loans was $23.7 million. The $14.5 million increase is a result of the addition of the 6 loans in the amount of $23.0 million mentioned above, partially offset by $8.1 million of impaired loans paid off during the second quarter of 2007. The allowance for loan losses related to impaired loans was $796,000 at June 30, 2007. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. The income recognized on impaired loans was $303,000 for the first six months of 2007.
The balance of impaired loans at December 31, 2006 was $13.5 million. The allowance for loan losses related to these impaired loans was $3.6 million. The average balance of impaired loans was $13.8 million during 2006 and the income recognized on impaired loans during 2006 was $641,000.
As part of a review of the reported impaired loans at December 31, 2006, the Company discovered $1.1 million of loans were not included in the reported impaired loans in error. The adjusted impaired loans at December 31, 2006 were $13.5 million. Also as part of the review, the Company discovered $180,000 of loans should have been included in non-accrual loans. The adjusted non-accrual loans at December 31, 2006 were $6.7 million.
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

The allowance for loan losses increased $284,000 to $11.7 million at June 30, 2007 from $11.5 million at December 31, 2006. The $284,000 increase was attributed to recording a provision of $371,000 offset by net charge offs of $87,000. The amount of the allowance for loan losses represents 1.90% of total loans at June 30, 2007 versus 1.93% at December 31, 2006. During the first quarter of 2007, the Company reduced the specific reserve allocation for an impaired loan by $1.0 million. It was determined the principal and interest for this loan would be collected in full, as a result of a planned settlement during April of 2007. The customer was making regular interest payments on this loan. The principle and interest related to this loan were paid in full on April 6, 2007. As described above, there were six loans which contributed to the $14.5 million increase in impaired loans at June 30, 2007, compared to December 31, 2006. These loans required specific reserve allocations of $307,000. This net $693,000 reduction in a specific reserve allocation for impaired loans and the $212,000 net growth in the allowance for loan losses funded the formula allowance reflecting historical losses, as adjusted by credit category for the $26.5 million increase in loans during the first half of 2007.
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
An analysis of the Allowance for Loan losses by loan type is set forth below:

	June 30, 2007		December 31, 2006
		Percent of		Percent of
		loans		loans
	Amount	in each	Amount	in each
	in	category to	in	category to
	thousands	total loans	thousands	total loans

Domestic
Commercial and industrial loans	$1,202	10.31%	$559	6.70%
Construction and land development	3,662	24.85%	4,526	29.93%
Single family residential	1,320	7.34%	845	6.71%
Real estate -non residential	4,935	45.47%	5,165	48.14%
Real estate -multi-family	102	1.61%	56	0.99%
Tax certificates	—	6.97%	—	5.18%
Leases	503	3.20%	293	2.17%
Installment loans to individual	15	0.25%	11	0.18%

Total	$11,739	100.00%	$11,455	100.00%

Investment Securities
Total investment securities and FHLB stock decreased $46.4 million to $522.4 million at June 30, 2007, from the level at December 31, 2006. This decrease is primarily due to maturities and calls of investments along with principal repayments from mortgage backed securities during the first six months of 2007. These proceeds were primarily used to fund loan growth.
Cash and Cash Equivalents
Total cash and cash equivalents decreased $462,000 from the $82.4 million level at December 31, 2006 to $82.0 million at June 30, 2007 due to a reduction in federal funds sold.
Investment in Real Estate Joint Ventures
As discussed in Note 1, the restatement of the Company’s Form 10-Q for the quarter end June 30, 2007 includes amending its financial statements for an accounting error related to investments in real estate joint ventures. The

Company determined two (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company has reclassified these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. As of December 31, 2006, one investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. As of June 30, 2007 the investment in the construction of an office and residential building was $5.0 million. The balance of the investment in the construction of a 55 unit condominium building was $5.9 million.
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
Stockholders’ Equity
Consolidated stockholders’ equity decreased $1.2 to $162.1 million at June 30, 2007 from $163.3 million at December 31, 2006. This decrease is primarily related to the $7.8 million year-to-date dividend payments exceeding the year-to-date net income of $6.3 million. A $1.5 million increase in treasury stock also contributed to the decrease in stockholders’ equity. Accumulated other comprehensive income grew $1.5 million related to an increase in gains in the available for sale portfolio of approximately $421,000 and an adjustment related to the adoption of FASB No. 158 of $1.1 million. Additional paid in capital grew $366,000 as a result of stock option activity.

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
The table below provides a comparison of The Company and Royal Bank’s risk-based capital ratios and leverage ratios for June 30, 2007 and the year ended December 31, 2006:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
June 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$202,308	20.44%	$79,179	8.00%	N/A	N/A
Royal Bank	150,494	16.42%	73,317	8.00%	$91,647	10.00%
Royal Asian	15,673	21.86%	5,735	8.00%	7,168	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$190,569	19.25%	$39,590	4.00%	N/A	N/A
Royal Bank	139,492	15.22%	36,659	4.00%	$54,988	6.00%
Royal Asian	14,936	20.84%	2,867	4.00%	4,301	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$190,569	14.22%	$40,210	3.00%	N/A	N/A
Royal Bank	139,492	11.06%	37,828	3.00%	$63,047	5.00%
Royal Asian	14,936	14.05%	3,189	3.00%	5,315	5.00%

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$203,190	20.38%	$79,757	8.00%	N/A	N/A
Royal Bank	150,274	16.44%	73,112	8.00%	$91,390	10.00%
Royal Asian	15,493	25.29%	4,901	8.00%	6,126	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$191,735	19.23%	$39,879	4.00%	N/A	N/A
Royal Bank	139,599	15.28%	36,556	4.00%	$54,834	6.00%
Royal Asian	14,727	24.04%	2,450	4.00%	3,676	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$191,735	14.92%	$38,547	3.00%	N/A	N/A
Royal Bank	139,599	11.23%	37,286	3.00%	$62,143	5.00%
Royal Asian	14,727	23.03%	1,918	3.00%	3,197	5.00%
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

Interest Rate Sensitivity

	Days		1 to 5	Over 5	Non-rate
(in millions)	0 – 90	91 – 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$67.2	$—	$—	$—	$13.8	$81.0
Federal funds sold	1.0	—	—	—	—	1.0
Investment securities:
Available for sale	31.1	45.7	144.8	93.6	1.0	316.2
Held to maturity	30.1	100.3	67.0	—	—	197.4

Total investment securities	61.2	146.0	211.8	93.6	1.0	513.6
Loans:
Fixed rate	20.1	43.1	178.8	35.1	—	277.1
Variable rate	291.1	37.7	12.7	0.1	(11.7)	329.9

Total loans	311.2	80.8	191.5	35.2	(11.7)	607.0
Other assets	8.7	23.4	—	—	93.5	125.6

Total Assets	$449.3	$250.2	$403.3	$128.8	$96.6	$1,328.2

					`

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$71.5	$71.5
Interest bearing deposits	29.6	88.7	148.1	—	—	266.4
Certificate of deposits	56.6	286.4	207.7	3.0	—	553.7

Total deposits	86.2	375.1	355.8	3.0	71.5	891.6
Borrowings (1)	48.4	50.0	120.4	—	22.8	241.6
Other liabilities	0.1	—	—	—	32.8	32.9
Capital	—	—	—	—	162.1	162.1

Total liabilities & capital	$134.7	$425.1	$476.2	$3.0	$289.2	$1,328.2

Net interest rate GAP	$314.6	$(174.9)	$(72.9)	$125.8	$(192.6)

Cumulative interest rate GAP	$314.6	$139.7	$66.8	$192.6

GAP to total assets	24%	-13%

GAP to total equity	194%	-108%

Cumulative GAP to total assets	24%	11%

Cumulative GAP to total equity	194%	86%

(1)	The $22.8 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
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
     The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2007:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			as Part of	may yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Repurchased	Share	Programs	Programs

April 1, 2007 through April 30, 2007	—	$—	—	—

May 1, 2007 through May 31, 2007	17,900	$20.46	17,900	652,100

June 1, 2007 through June 30, 2007	55,300	$21.34	55,300	596,800

	73,200	$21.12	73,200

1.	Transactions are reported as of settlement dates.

2.	The Company’s current stock repurchase program was approved by its Board of Directors and announced on May 16, 2007.

3.	The number of shares approved for repurchase under the Company’s current stock repurchase program is 670,000.

4.	The Company’s current stock repurchase program has no expiration date.

5.	The Company did not have a stock repurchase plan or program expire during the period covered by the table.

6.	The Company did not have a stock repurchase plan or program that is has determined to terminate prior to expiration or under which it does not intend to make further purchases.
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
Item 6. Exhibits
(a)
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s registration Statement on Form S-4 No. 0-26366.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006.

10.1	Employment Agreement dated September 11, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Joseph P. Campbell, President and Chief Executive Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.2	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and James J. McSwiggan, Jr, Chief Operating Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.3	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Murray Stempel, III, Executive Vice President and Chief Lending Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.4	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and John Decker, Executive Vice President Mezzanine/Equity Lending of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.5	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Bank America (“Bank”) and Robert R. Tabas, Executive Vice President the Corporation and the Bank. (Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.6	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (“Corporation”), Royal Asian Bank (“Bank”) and Edward Shin, President of Royal Asian Bank. (Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q dated March 31, 2007, as filed on May 15, 2007.)

10.7	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007.)

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Principal Executive Officer of Royal Bancshares of Pennsylvania on March 17, 2008.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by James McSwiggan, Principal Financial Officer of Royal Bancshares of Pennsylvania on March 17, 2008.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Principal Executive Officer of Royal Bancshares of Pennsylvania on March 17, 2008.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James McSwiggan, Principal Financial Officer of Royal Bancshares of Pennsylvania on March 17, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: March 17, 2008	/s/ James McSwiggan
James McSwiggan
Principal Financial Officer