Form 10-K
period 2007-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2008-03-17
CIK 922487

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(610) 668-4700
(Issuer’s telephone number, including area code)
(Former name, former address and former year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which Registered	Title of Each Class
The NASDAQ Global Market	Class A Common Stock ($2.00 par value)
Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange on Which Registered	Title of Each Class
None	Class B Common Stock ($0.10 par value)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contended, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐       Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of Registrant’s Common Stock held by non-affiliates is $93,208,097 based on the June 30, 2007 closing price of the Registrant’s Common Stock of $19.71 per share.
As of February 29, 2008, the Registrant had 11,329,431 and 2,096,646 shares outstanding of Class A and Class B common stock, respectively.

Documents Incorporated by Reference
Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on May 21, 2008—Part III.
Forward-Looking Statements
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
PART I
ITEM 1. BUSINESS
Royal Bancshares
     Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”), is a Pennsylvania business corporation and a two bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). Royal Bancshares is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA.

On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. On July 17, 2006 Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank The principal activities of Royal Bancshares is supervising Royal Bank and Royal Asian, collectively known as the Banks, which engages in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey and Delaware. Royal Bancshares also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. During 2005, Royal Bancshares received permission to offer mezzanine loans by the Federal Reserve Board. At December 31, 2007, Royal Bancshares had consolidated total assets of approximately $1.3 billion, total deposits of approximately $770 million and shareholders’ equity of approximately $146 million. Royal Bancshares’ two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated under FASB Interpretation No. 46(R).
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
     Service Area. Royal Bank’s primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, Southern and Northern New Jersey and the State of Delaware. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from sixteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers the states of Pennsylvania, New Jersey, New York, Florida, Washington DC, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Bank will do business with clients located outside of its service area. Royal Bank has loans in twenty-nine states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, PA.
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
     Employees. Royal Bank employed approximately 160 persons on a full-time equivalent basis as of December 31, 2007.
     Deposits. At December 31, 2007, total deposits of Royal Bank were distributed among demand deposits (9%), money market deposit, savings and Super Now accounts (37%) and time deposits (54%). At year-end 2007, deposits decreased $95 million to $728 million, from year-end 2006, or 11.5%, primarily due to a decrease in time deposits. Included in Royal Banks’ deposits are approximately $30 million of intercompany deposits that are eliminated out through consolidation.
     Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
     Lending. At December 31, 2007, Royal Bank had a total loan portfolio of $588 million, representing 50% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At year-end 2007, loans increased $36.0 million from year end 2006.
Royal Asian Bank
     Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-

chartered bank on July 17, 2006. Royal Asian is an insured bank by the Federal Deposit Insurance Corporation (the “FDIC”).
     Royal Asian derives its income principally from interest charged on loans and fees received in connection with the other services. Royal Asian’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, and the repayment of outstanding loans provide the majority funds for activities.
     Service Area. Royal Asian’s primary service area includes Philadelphia County, Northern New Jersey, and New York City. The service area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Asian serves this area from six branches located throughout Philadelphia, Northern New Jersey, and New York City. Royal Asian also considers the states of Pennsylvania, New Jersey, New York, Washington DC, California, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Asian will do business with clients located outside of its service area.
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
     Employees. Royal Asian employed approximately 31 persons on a full-time equivalent basis as of December 31, 2007.
     Deposits. At December 31, 2007, total deposits of Royal Asian were distributed among demand deposits (11%), money market deposit, savings and Super Now accounts (26%) and time deposits (63%). At year-end 2007 total deposits were $72 million.
     Lending. At December 31, 2007, Royal Asian had a total loan portfolio of $64 million, representing 74% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, construction, and installment loans.
     Business results. The net interest income of Royal Asian increased 122% in 2007, to $3.7 million dollars from $1.6 million dollars in 2006. The provision for loan losses was $208 thousand dollars in 2007, an increase of 27% from 2006. Royal Asian had no material loan charge-offs during 2007.
     Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Asian intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Asian’s size, objective of profit maintenance and stable capital structure.
Non-Bank Subsidiaries
     On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary. Its legal headquarters is at 1105 N. Market Street, Suite

1300, Wilmington, DE 19899. RID buys, holds and sells investment securities. At December 31, 2007, total assets of RID were $61 million, of which $6 million was held in cash and cash equivalents and $32 million was held in investment securities. During 2007, RID net interest income of $1.5 million dollars, an increase of 140% from $614 thousand dollars in 2006, non-interest income for 2007 was $4.8 million dollars, principally from gains on sale of securities, versus $244 thousand dollars in 2006. Net income was $4.1 million dollars, an increase of $3.5 million dollars from the $552 thousand dollars in 2006. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.
     Royal Bancshares, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Its legal headquarters is at 732 Montgomery Avenue, Narberth, PA. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2007, total assets of CSC were $30.7 million. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. In 2007, CSC had net interest income of $507 thousand dollars, provision for lien losses of $75 thousand dollars, non-interest income of $1.1 million dollars, principally from gains on the sale of ORE property, non-interest expense of $786 thousand dollars and net income of $431 thousand dollars. During 2006, CSC had net interest income of $1.2 million dollars, provision for lien losses of $25 thousand dollars, non-interest income of $1.5 million dollars, principally from gains on the sale of ORE property, non-interest expense of $2.2 million dollars and net income of $278 thousand dollars.
     On June 23, 2003, Royal Bancshares, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. Its legal headquarters is at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation. At December 31, 2007, total assets of RIA prior to consolidation under FIN 46(R) were $7 million. During 2007, RIA had a net loss of $3.9 million dollars, a decrease of $5.1million dollars from the 2006 net income of $1.2 million dollars. The principal reason for this decrease was a charge to earnings taken in 2007 for asset impairment arising from an equity investment in real estate. See Footnote A-1 in the financial statements included in Item 8 for a further discussion on this matter.
     On October 27, 2004, Royal Bancshares formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities.
     On July 25, 2005, Royal Bancshares through its wholly owned subsidiary Royal Bank formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Its legal headquarters is 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $150,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. To date, during 2006 and 2007 neither sales nor purchases of lease portfolios have been material. At December 31, 2007, total assets of Royal Leasing were $19.2 million. During 2007, Royal Leasing had net interest income of $934 thousand dollars, an 88% increase from the $498 thousand dollars in 2006; provision for lease losses of $746 thousand dollars versus $385 thousand dollars in 2006; non-interest income of $375 thousand dollars (principally from gain on sales of leases), an increase of $282 thousand dollars from the $93 thousand dollars in 2006; non-interest expense of $351 thousand dollars a 37% decrease from the $558 in 2006 and net income of $137 thousand dollars, an increase of $366 thousand dollars from the net loss of $229 of 2006. The provision for lease losses added during 2007 was mostly attributed to growth in the lease portfolio.
     On September 1, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed RBA ABL Group, LP (“ABL”). Royal Bank holds a 60% ownership interest in ABL. Its legal headquarters is 732

Montgomery Avenue, Narberth, Pennsylvania 19072. ABL was formed to originate asset based loans. At December 31, 2007, total assets of ABL were $1.2 million. Royal Bank discontinued operating ABL in January 2008, with no material impact on operating results.
     On October 1, 2006, Royal Bancshares through its wholly owned subsidiary Royal Bank formed RBA Capital, LP (“RBA Capital”). Royal Bank holds a 60% ownership interest in RBA Capital. Its legal headquarters is 150 North Radnor Chester Road, Radnor Pennsylvania 19087. RBA Capital was formed to originate structured debt. By structured debt, we mean that the main business line of RBA Capital is it extends loans to other lenders (“RBA Loan”). These other lenders are typically not financial institutions, but rather individuals or smaller corporations or partnerships that make small loans including, but not limited to, loans to contractors, home buyers or the purchasers of smaller, owner occupied, commercial real estate buildings (“Discounted Loans”). The Discounted Loans can also be small construction or improvement loans. The lender is required to have equity in each Discounted Loan so as to afford RBA Capital a safe and prudent maximum loan to value ratio for its portion of the RBA Loan extended for the respective Discounted Loan. The Discounted Loans are then pledged to RBA Capital as collateral for its RBA Loan. RBA Capital typically originates its loans through internal sales staff and advertising in trade publications. RBA Capital on occasion will refer loans to Royal Bank, or for certain larger loans it originates, participate with Royal Bank in the loan. Royal Bank pays RBA Capital a referral fee for loans referred from RBA Capital or for loans participated with RBA Capital. All transactions between Royal Bank and RBA Capital are on commercially reasonable terms at market rates and terms that would be paid, received or granted by unrelated third-parties. At December 31, 2007, total assets of RBA Capital were $33.2 million. For 2007, RBA Capital had net interest income of $766 thousand dollars, provision for loan losses of $166 thousand dollars, non-interest income of $136 thousand dollars, non-interest expense of $762 thousand dollars and a net loss of $4 thousand dollars. Income and expenses for 2006 were not material as the company was formed during October 2006.
     On November 17, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Its legal headquarters is 732 Montgomery Avenue, Narberth, Pennsylvania 19072. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2007, total assets of RTL were $32.5 million. During 2007, RTL had net interest income of $1.3 million dollars, provision for lien losses of $75 thousand dollars, non-interest expense of $769 thousand dollars and net income of $281 thousand dollars. Income and expenses for 2006 were not material as the company formed during November 2006.
     On November 21, 2007, Royal Bancshares established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for Royal Bancshares and its affiliates. At December 31, 2007, total assets of Royal Captive Insurance were $1.5 million.
     On June 16, 2006 Royal Bancshares, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At December 31, 2007 Royal Preferred LLC had total assets of approximately $21 million.
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
Concentrations, Seasonality
     Royal Bancshares does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate. Royal Bancshares has seen a deterioration in economic conditions as it pertains to real estate loans. Construction loans and non-residential real estate loans represent 69% and 25%, respectively of the $25.4 million in non-accrual loans at December 31, 2007. The business of Royal Bancshares and its subsidiaries is not seasonal in nature.
Environmental Compliance
     Royal Bancshares and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2007, and not expected to have a material effect on such expenditures, earnings or competitive position in 2008.
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
     The Pennsylvania Department of Banking and the FDIC routinely examine Pennsylvania state-chartered, non-member banks such as the Banks in areas such as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather than Royal Bancshares’ shareholders.
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
     Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act, repeals the two anti-affiliation provisions of the Glass-Steagall Act:
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
     SOX, is the most far-reaching U.S. securities legislation enacted in some time. SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of SOX’s requirements, the final scope of the requirements remains to be determined.

     SOX addresses, among other matters:
–	Requirements for audit committees of reporting companies, including independence, expertise, and responsibilities;

–	Certification of financial statements by the chief executive officer and chief financial officer;

–	The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

–	Increased disclosure and reporting obligations for the reporting company and their directors and executive officers with other banks regulatory requirements;

–	Disclosure of off-balance sheet transactions;

–	A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

–	Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

–	“Real time” filing of periodic reports;

–	The formation of an independent public accounting oversight board;

–	New standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; and

–	Various increased civil and criminal penalties for fraud and other violations of securities laws.
     Section 404 of SOX requires Royal Bancshares to include in its Annual Report on Form 10-K, a report by its management and an audit report by its independent registered public accounting firm on the effectiveness of Royal Bancshares’ internal control over financial reporting. Management’s internal control report must, among other things, set forth management’s assessment of the effectiveness of Royal Bancshares’ internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. For a description of material weaknesses identified by the Company see Item 9A of this Report.
     Regulation W. Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Sections 23A and 23B of Federal Reserve Act. The FDIC Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. Royal Bancshares is considered to be an affiliate of Royal Bank and Royal Asian. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:
–	To an amount equal to 10% of either Bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

–	To an amount equal to 20% of either Bank’s capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:
–	A loan or extension of credit to an affiliate;

–	A purchase of, or an investment in, securities issued by an affiliate;

–	A purchase of assets from an affiliate, with some exceptions;

–	The acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

–	This issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
     In addition, under Regulation W:
–	A bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

–	Covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

–	With some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.
     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.
     Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of either Banks’ capital and surplus.
FDIC Insurance Assessments
     For many years, the FDIC has had a risk-related premium schedule for all insured depository institutions that resulted in the assessment of deposit insurance premiums based on capital and supervisory measures. For the past several years, the Banks, along with a majority of the banks in the country, were in the category of institutions that paid no deposit insurance premiums. As a result of the Federal Deposit Insurance Reform Act passed in 2006, all banks have been assessed deposit premiums since January, 2007.
     Under the new risk-related premium schedule established by the Reform Act, the FDIC assigns each depository institution to one of several supervisory groups based on both capital adequacy and the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. As of December 31, 2007, the Banks were assigned to the lowest risk group for purposes of calculating insurance assessments.
     The present 2008 Deposit Insurance Fund assessment rates range from $0.05 to $0.07 for those institutions with the least risk, up to $0.43 for every $100 of insured deposits for institutions deemed to have the highest risk. The FDIC will adjust the rates periodically to maintain the Deposit Fund reserve ratio at 1.15% to 1.50%. Even though the Banks, together with the majority of all other US banks, are being assessed premiums of 5 to 7 basis points, Royal Bank America, together with most banks in existence prior to 1996, has been assigned a “credit” for past FDIC premiums paid. Royal Bank’s credit is expected to be greater than all deposit premiums that would be due for 2008. Royal Asian has not been assigned a credit because it was formed after 1996.

     In addition to deposit insurance, the Banks are also subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Banks (and all other banks) for the first quarter of 2008 is an annual rate of $.0122 for each $100 of deposits. The Financing Corporation bonds are expected to be paid off in 2017.
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
Critical Accounting Policies, Judgments and Estimates
     The accounting and reporting policies of Royal Bancshares conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to loans, the allowance for loan losses, deferred tax assets, and other than temporary impairment of investment securities. The policies which significantly affect the determination of Royal Bancshares’ financial position, results of operations and cash flows are summarized in Note A “Summary of Significant Accounting Polices” of the Notes to Consolidated Financial Statements and are discussed in the section captioned “Recent Accounting Pronouncements” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.
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
     The Company considers the other-than-temporary impairment on investment securities determination involves higher degree of judgment and complexity than its other significant accounting policies. An investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings.  Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.  The guidance further requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” a partnership in which the Company is an investor determined that the carrying value of long-lived assets became impaired during the third quarter of 2007, which resulted in our investment in real estate partnership to record an impairment of $8.5 million. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.
     The Company has identified three acquisition, development and construction loans as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of financial Accounting Standards No. 66, Accounting for Sales of Real Estate. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building; another investment for $2.5 million was to fund the acquisition of a marina and the third investment for $5.9 million was to fund the construction of a 55 unit condominium building. As of December 31, 2007, the investment in the 55 unit condominium building was impaired for the full $5.9 million dollar amount during the third quarter of 2007. This impairment was charged to operating expenses at that time.
Available Information
     Upon a shareholder’s written request, a copy of Royal Bancshares’ Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act

Rule 13a-1, may be obtained without charge from our Chief Executive Officer, Royal Bancshares of Pennsylvania, Inc. 732 Montgomery Avenue, Narberth, PA 19072 or on our website www.royalbankamerica.com.
ITEM 1A. RISK FACTORS.
     An investment in our common stock involves risks. Before making an investment decision, investors should carefully consider the risks described below in conjunction with the other information in this report, including our consolidated financial statements and related notes. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occurs, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and investors may lose all or part of their investment.
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
     Our success significantly depends on the growth in population, income levels, loans and deposits and on the continued stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be adversely affected. Adverse economic conditions in our specific market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, over 85% of which is secured by real estate, could reduce our growth rate, affect the ability of customers to repay their loans and generally affect our financial condition and results of operations. Royal Bancshares is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.
Our concentration of commercial and construction loans is subject to unique risks that could adversely affect our earnings.
     Our commercial and construction loan portfolio was $256 million at December 31, 2007, comprising 39% of total loans. Commercial and construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.
Our ability to pay dividends depends primarily on dividends from our banking subsidiary, which are subject to regulatory limits.
     We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of our assets are held by our direct and indirect subsidiaries.
     Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries. Our two banking subsidiaries, Royal Bank and Royal Asian, are our primary source of dividends. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank and Royal Asian to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2007, approximately $8.5 million was available without the need for regulatory approval for the payment of dividends to us from our banking subsidiary. There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.
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
     Royal Bancshares’ banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over Royal Bancshares’ banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.
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
In the third and fourth quarters of 2007, we identified and reported certain material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement of such financial statements or our filings with the Securities and Exchange Commission may not be timely. Such events could negatively affect our stock price.
     We are required to evaluate the effectiveness of our internal control over financial reporting as of the end of each quarter and as of the end of the year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our management concluded that there were material weaknesses in our internal control over financial reporting as of December 31, 2007. See the discussion included in Part II, Item 9A of this Annual Report on Form 10-K for additional information regarding our internal control over financial reporting.
     We cannot assure you that the material weaknesses identified in this Annual Report on Form 10-K will be adequately remedied or will be fully remedied by any specific date. In addition, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to timely meet our reporting obligations. A failure to timely meet our reporting obligations could, among other things, cause us to be ineligible for continued listing of our Class A common stock on Nasdaq. Such events could negatively affect our stock price.
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
Changes in accounting standards could impact earnings.
     The regulatory bodies that set accounting standards, including the FASB and SEC, periodically change the financial accounting and reporting standards that govern the preparation of Royal Bancshares’s consolidated financial statements. These accounting changes are difficult to predict and can materially impact how it records and reports its financial condition and operation results. It is also possible that Royal Bancshares could be required to apply a new or revised accounting standard on a retroactive basis, resulting in a restatement of prior period financial statement.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
     Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
     These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by any unauthorized override of the controls. Thus, because of the inherent limitations in our control systems, misstatements due to error or fraud may occur and not be detected.
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
     Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 64% of our fully diluted outstanding common stock as of February 29, 2008. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause Royal Bancshares to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     On September 19, 2007 Royal Bancshares received a comment letter from the Securities and Exchange Commission concerning our December 31, 2006 Form 10-K, March 31, 2007 Form 10-Q, and the June 30, 2007 Form 10-Q. Royal Bancshares responded to this comment letter on February 22, 2008. As of the date of this Form 10-K, Royal Bancshares has not received a response from the Commission with regard to such comments, or such comments remain unresolved.
     On February 1, 2008 Royal Bancshares received a comment letter from the Securities and Exchange Commission relating to our Form 8-K filed on January 29, 2008, Royal Bancshares responded to this comment Letter on February 13, 2008. . As of the date of this Form 10-K, Royal Bancshares has not received a response from the Commission with regard to such comments, and such comments remain unresolved.
ITEM 2. PROPERTIES
     Royal Bank has sixteen banking offices, which are located in Pennsylvania and New Jersey.
Royal Bank America

Narberth Office (1)	Villanova Office	King of Prussia Office (1)
732 Montgomery Avenue	801 East Lancaster Avenue	Rt. 202 at Wilson Road
Narberth, PA 19072	Villanova, PA 19085	King of Prussia, PA 19406

Walnut Street Office	Shillington Office	Bridgeport Office (1)
1230 Walnut Street	516 East Lancaster Avenue	105 W. 4th Street
Philadelphia, PA 19107	Shillington, PA 19607	Bridgeport, PA 19406

Fairmont Office (1)	Trooper Office (1)	Henderson Road Office
401 Fairmont Avenue	Trooper and Egypt Roads	Bielder and Henderson Roads
Philadelphia, PA 19123	Trooper, PA 19401	King of Prussia, PA 19406

Castor Office (1)	Reading Office	Phoenixville Office (1)
6331 Castor Avenue	501 Washington Avenue	808 Valley Forge Road
Philadelphia, PA 19149	Reading, PA 19601	Phoenixville, PA 19460

15th Street Office	Jenkintown Office (1)	Turnersville Office
30 South Street	600 Old York Road	3501 Black Horse Pike
Philadelphia, PA 19102	Jenkintown, PA 19046	Turnersville, NJ 08012

Grant Avenue Office (1)	Narberth Training Center (1)(2)	Storage Facility (1)
1650 Grant Avenue	814 Montgomery Avenue	3836 Spring Garden Street
Philadelphia, PA 19115	Narberth, PA 19072	Philadelphia, PA 19104
     Royal Asian Bank has six offices located in Pennsylvania, New Jersey, and New York.
Royal Asian Bank

Northeast Office	Cheltenham Office	Upper Darby Office
6526 Castor Avenue	418 Oak Lane	7001 West Chester Pike
Philadelphia, PA 19149	Philadelphia, PA 19126	Upper Darby, PA 19082

Fort Lee Office	Palisades Park	Flushing Branch
1550 Lemoine Avenue	232 Broad Street	136-52 37th Avenue
Fort Lee, NJ 07024	Palisades Park, NJ 07650	Flushing, NY 11354

(1)	Owned

(2)	Used for employee training
     Royal Bank owns eleven of the above properties; one property is subject to a mortgage. The remaining seven properties are leased with expiration dates between 2008 and 2012. During 2007, Royal Bank made aggregate lease payments of approximately $595,000. Royal Asian’s six properties are leased with expiration dates between 2008 and2011. During 2007, Royal Asian made aggregate lease payments of approximately $348,000. Royal Bancshares believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for its purposes. Royal Bancshares also owns a property located at 144 Narberth Avenue, Narberth, PA, which may serve as a site for future expansion.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Royal Bancshares’ shareholders during the fourth calendar quarter of 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Royal Bancshares’ Class A Common Stock is traded on the NASDAQ Global Market under the symbol RBPAA. There is no market for Royal Bancshares’ Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the range of high and low closing prices for Royal Bancshares’ Class A Common Stock as reported by NASDAQ.
Closing Prices

2007	High	Low
First Quarter	$26.790	$22.920
Second Quarter	23.930	19.100
Third Quarter	24.440	18.020
Fourth Quarter	23.610	10.380

2006	High	Low
First Quarter	$23.810	$21.524
Second Quarter	23.810	21.000
Third Quarter	26.190	22.390
Fourth Quarter	26.457	22.762
     The approximate number of recorded holders of Royal Bancshares’ Class A and Class B Common Stock, as of February 29, 2008, is shown below:

Title of Class	Number of Record Holders
Class A Common Stock	313
Class B Common Stock	145
Securities Authorized for Issuance Under Equity Compensation Plans
     The following three tables disclose the number of outstanding options, restricted stock, warrants and rights granted by Royal Bancshares to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under the plans. The tables provide this information separately for equity compensation plans that have and have not been approved by security holders.

(c)
Number of securities
	(a)		remaining available for
	Number of securities to	(b)	future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))

Outside Directors Stock Option Plan
Equity compensation plan approved by stockholders	100,294	$18.62	—

Equity compensation plan not approved by stockholders	—	—	—

Total	100,294	$18.62	—

(c)
Number of securities
	(a)		remaining available for
	Number of securities to	(b)	future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))

Employee Stock Option Plan
Equity compensation plan approved by stockholders	799,831	$19.63	—

Equity compensation plan not approved by stockholders	—	—	—

Total	799,831	$19.63	—

(c)
Number of securities
	(a)		remaining available for
	Number of securities to	(b)	future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))

2007 Long Term Incentive Plan
Equity compensation plan approved by stockholders	95,622	$18.39	904,378

Equity compensation plan not approved by stockholders	—	—	—

Total	95,622	$18.39	904,378
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
     On December 20, 2006, the Board of Directors of Royal Bancshares declared a 5% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 17, 2007, to shareholders of record on January 3, 2007. The stock dividend resulted in the issuance of 526,825 additional shares of Class A common stock and 100,345 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements
     Cash Dividends. Royal Bancshares paid cash dividends in each quarter of 2007 and 2006 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $15.5 million and $14.3 million for 2007 and 2006, respectively. The following table sets forth on a quarterly basis dividends paid to holders of each Class A and Class B Common Stock for 2007 and 2006, adjusted to give effect to the stock dividends paid.

	Cash Dividends Per Share
2007	Class A	Class B
First Quarter	$0.28750	$0.330625
Second Quarter	$0.28750	$0.330625
Third Quarter	$0.28750	$0.330625
Fourth Quarter	$0.28750	$0.330625

	Cash Dividends Per Share
2006	Class A	Class B
First Quarter	$0.26190	$0.30119
Second Quarter	$0.26190	$0.30119
Third Quarter	$0.26190	$0.30119
Fourth Quarter	$0.27381	$0.31489
     Future dividends must necessarily depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of Royal Bancshares considers dividend policy. Cash necessary to fund dividends available for dividend distributions to the shareholders of Royal Bancshares must initially come from dividends paid to it by its subsidiaries, including Royal Bank. Therefore, the restrictions on Royal Bank’s dividend payments are directly applicable to Royal Bancshares. Under the Pennsylvania Banking Code of 1965, dividends may not be paid except from “accumulated net earnings” (generally, retained earnings). Federal banking regulators also have policies that insured banks and bank holding companies should only pay dividends out of current operating earnings, with some exceptions.
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
COMMON STOCK PERFORMANCE GRAPH
ROYAL BANCSHARES OF PENNSYLVANIA, INC.
     The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2002, (with all dividends reinvested), in each of the following:
–	Royal Bancshares of Pennsylvania, Inc. Class A common stock;

–	The stock of all United States companies trading on the NASDAQ Global Market;

–	Common stock of 2007 Peer Group consists of twenty banks headquartered in the Mid-Atlantic region, trade on a major exchange and have total assets between $750 million and $1.5 billion.

–	SNL Bank and Thrift Index
Total Return Performance

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Royal Bancshares of Pennsylvania, Inc.	$100.00	$128.17	$146.96	$134.06	$166.83	$73.75
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank and Thrift Index	100.00	135.57	151.82	154.20	180.17	137.40
Royal Bancshares Peer Group*	100.00	134.49	138.46	134.75	151.23	127.44

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial and operating information for Royal Bancshares should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Item 8:

	Year ended December 31,
	(In thousands, except share data)
	2007	2006	2005	2004	2003
Income Statement Data
Interest income	$86,736	$93,006	$76,460	$67,541	$72,320
Interest expense	48,873	46,372	31,796	27,301	29,941

Net interest income	37,863	46,634	44,664	40,240	42,379
Provision for loan losses	13,026	1,803	1	6	674

Net interest income after loan losses	24,837	44,831	44,663	40,234	41,705
Gains on sale of loans	404	379	508	480	637
Gains on sale of real estate	1,111	2,129	2,494	2,102	568
Gains on investment securities	5,358	383	227	810	719
Gain on sale of premises & equipment related to real estate owned via equity investments	1,860	3,036	16,779	—	—
Income related to real estate owned via equity investments	1,384	3,591	747	7,133	—
Gain from refinance of assets related to real estate owned via equity investments	—	—	1,892	—	—
Other income	2,771	2,453	2,179	2,635	1,780

Total other income	12,888	11,971	24,826	13,160	3,704
Income before other expenses & income taxes	37,725	56,802	69,489	53,394	45,409
Non-interest expense
Salaries and benefits	12,215	13,451	13,488	10,767	9,958
Expenses related to RE owned via equity investments	1,590	1,606	262	4,780	—
Impairment related to real estate joint venture	5,927	—	—	—	—
Impairment related to real estate owned via equity investments	8,500	—	—	—	—
Other	11,800	9,595	10,981	9,345	8,929

Total operating expenses	40,032	24,652	24,731	24,892	18,887

Minority interest	(1,303)	567	68	555	—
Income (loss) before taxes	(1,004)	31,583	44,690	27,947	26,522
Income taxes	(1,568)	10,015	12,637	7,914	7,996

Net income	$564	$21,568	$32,053	$20,033	$18,526

Basic earnings per share (1)	$0.04	$1.60	$2.39	$1.50	$1.40

Diluted earnings per share (1)	$0.04	$1.59	$2.37	$1.48	$1.39

(1)	The weighted average number of shares used in the calculation of earnings per share has been adjusted to reflect a 5% stock dividend in December 2006, a 2% stock dividend in December 2005, a 2% stock dividend in December 2004, a 2% stock dividend in January 2004, and a 3% stock dividend in 2003.

	Year ended December 31,
	(in thousands)
	2007	2006	2005	2004	2003
Balance Sheet Data
Total Assets	1,278,475	1,356,311	1,301,019	1,205,274	1,154,410
Total average assets (2)	1,314,361	1,317,688	1,258,137	1,194,008	1,160,354
Loans, net	625,193	580,759	539,360	454,775	500,131
Total deposits	770,152	859,457	697,409	742,382	791,059
Total average deposits	869,884	761,267	699,540	761,899	825,204
Total borrowings (1)	339,251	301,203	427,130	304,023	212,000
Total average borrowings (1)	254,757	377,139	350,662	281,747	183,339
Total stockholders’ equity	146,367	163,254	155,508	140,876	134,833
Total average stockholders’ equity	158,695	158,372	145,601	137,622	127,728
Return on average assets	0.04%	1.6%	2.5%	1.7%	1.6%
Return on average equity	0.4%	13.6%	22.0%	14.6%	14.5%
Average equity to average assets	12.1%	12.1%	11.6%	11.5%	11.0%

(1)	Includes obligations through VIE equity investments and subordinated debt.

(2)	Includes premises and equipment of VIE.

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Royal Bancshares and related notes (see Item 8).
     Our national economy significantly deteriorated during the second half of 2007. The housing market deteriorated materially and due to the sub-prime crisis there was a significant tightening of credit available in the marketplace. A down turn in home sales, especially new construction, caused real estate values to fall. This had a significant adverse impact on residential developers as a lack of buyers materially increased project costs such as interest carry and marketing. A significant portion of our loan portfolio is comprised of loans secured by commercial real estate, including loans to residential developers. As a result of the deteriorating home sales market, several residential development loans in our portfolio became non-performing during the third and fourth quarter. As a result, we determined the need to add to our loan loss reserves and incurred loan charge-offs, as discussed in greater detail below. In addition, one of our subsidiaries, Royal Investments America, is a limited partner in an apartment to condominium conversion project. This project experienced a downturn in sales and as a result, the partnership determined that its assets became impaired. As a result, we incurred an impairment loss during the third and fourth quarter as discussed below.
     A material residential mortgage crisis occurred during the later part of 2007, particularly in sub-prime mortgages. As a result, many residential mortgage lenders experienced significant losses in their residential mortgage loan portfolios. Royal Bancshares shut down its residential mortgage loan division and discontinued originating residential mortgages for sale during the second quarter in 2006. Because of this decision, Royal Bancshares did not have any material losses arising from residential mortgage loans during 2007.
Financial Condition
     Total assets decreased $77.8 million, or 5.7%, to $1.3 billion at December 31, 2007 from $1.4 billion at year-end 2006.
     Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents decreased $71.5 million, to $10.9 million at December 31, 2007. The average balance of cash and cash equivalents was approximately $50.4 million for 2007 versus $24.8 million for 2006. The majority of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds. The excess cash is invested daily in overnight and federal funds. The average balance of these funds that earn interest was $35.2 million in 2007. The decrease in the balance of cash and cash equivalents at year end was primarily due to excess cash used to pay down overnight advances with the Federal Home Loan Bank of Pittsburgh (“FHLB”).
     Investment Securities Held to Maturity. Held to maturity (“HTM”) investment securities represents approximately 17% of average earning assets during 2007 and consist of primarily government agency bonds, collateral debt obligation bonds and corporate debt securities of investment grade quality, at the time of purchase. During 2007, HTM investment securities decreased by $112.5 million to $142.9 million at December 31, 2007, from $255.4 million at December 31, 2006. This decrease was primarily due to agency bonds being called during the year.
     Investment Securities Available for Sale. Available for Sale (“AFS”) investment securities represent 28% of average earning assets during 2007 and primarily consist of government secured agency bonds, government secured mortgaged-backed securities, capital trust security issues of regional banks, domestic corporate debt and third party managed equity funds. At December 31, 2007, AFS investment securities were $375.3 million as compared to $302.0 million at December 31, 2006, an increase of $73.3 million. This increase was primarily due to excess cash resulting from deposit growth that occurred during the first two quarters of 2007 being invested in collateralized mortgage obligations and mortgaged-backed securities.

     Loans. Royal Bancshares’ primary earning assets are loans, representing approximately 52% of average earning assets during 2007. The loan portfolio consists primarily of business demand loans and commercial mortgages secured by real estate and to a significantly lesser extent, residential loans comprised of one to four family residential, leases and home equity loans. During 2007, total loans increased $52.3 million to $644.5 million at December 31, 2007 from $592.2 million at December 31, 2006 primarily due to an increased demand for commercial loans that were being offered at competitive rates coupled with an increase in volume from Royal Asian, Royal Leasing and RBA Capital.
     During the fourth quarter of 2007, management decided to curtail mezzanine lending to residential developments and to curtail other types of mezzanine lending. Further deterioration in the home building sector could have a significant adverse impact on these types of loans leading to elevated risk levels and credit losses. We believe this decision will lead to a reduction of losses in future periods, although losses could arise from our existing portfolio during 2008.
     Commercial and construction loans make up a significant portion of our loan portfolio. At December 31, 2007 they represented 39% of total loans. Management believes our current loan loss reserve is adequate to cover losses arising from commercial and construction loans; however, we will continue to monitor these loans, with emphasis on residential development loans, throughout future periods due to recent deteriorating market conditions to determine the impact these loans will have on our loan loss reserve.
     Allowance for loan losses. The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish an adequate level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.
     The Company uses three major components in determining the appropriate value of the loan and lease loss allowance: standards required under SFAS No. 114, historical loss factor and environmental factor. Utilizing standards required under SFAS No. 114 loans are evaluated for impairment on an individual basis the for such things as current collateral values, all known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Once a loan is determined to be impaired (or is classified) such loans will be deducted from the portfolio and the net remaining balance will used in the historical and environmental analysis.
     When reviewing non-classified loans a historical factor is determined by all major loan categories and taken the average charge-offs of the two highest years over a five year period. In addition the Company performs a migration analysis to validate the allowance amount for substandard and doubtful loans that are not determined to be impaired loans. The economic factor uses two categories. The first category is based on economic conditions determined by statistical data published by the Federal Reserve Board. The second category is based on loan concentration and loan size.
     The specific allowance is used to adjust the reserve for a loan when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral.

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
     Analysis of the Allowance for Loan and Lease Losses:

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES

Analysis of Allowance for Loan Loss

	Year ending December 31,
	(in thousands)
	2007	2006	2005	2004	2003
Total Loans	$644,475	$592,214	$549,636	$469,498	$515,714

Daily average loan balance	$636,612	$618,591	$510,349	$471,526	$562,765

Allowance for loan loss:
Balance at the beginning of the year	$11,455	$10,276	$12,519	$12,426	$12,470
Charge offs by loan type:
Single family residential	195	631	142	197	444
Construction and land development	2,408	—	—	—	—
Construction and land develop-mezzanine	1,579	—	—	—	—
Real Estate — non-residential	294	5	2,162	1	—
Leases	286	11	—	—	—
Commercial and industrial	704	—	28	—	22
Tax certificates	—	25	1	6	74
Other	—	73	2	—	271

Total charge offs	5,466	745	2,335	204	811
Recoveries by loan type:
Construction and land development	34	—	—	—	—
Single family residential	28	100	68	249	49
Real Estate — non-residential	4	14	7	1	3
Commercial and industrial	201	2	12	37	26
Other	—	5	4	4	15

Total recoveries	267	121	91	291	93

Loan (charge offs) recoveries	(5,199)	(624)	(2,244)	87	(718)
Provision for Loan Loss	13,026	1,803	1	6	674

Balance at end of year	$19,282	$11,455	$10,276	$12,519	$12,426

Net charge offs to average loans	-0.82%	-0.10%	-0.44%	0.02%	-0.13%

Allowance to total loans at year-end	2.99%	1.93%	1.87%	2.67%	2.41%

     Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	(in thousands)
	2007		2006		2005		2004
		% of		% of		% of		% of
		loans in		loans in		loans in		loans in
		each		each		each		each
	Reserve	category to	Reserve	category to	Reserve	category to	Reserve	category to
(in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial and industrial	$2,124	12%	$559	7%	$494	5%	$964	8%
Construction and land development	7,674	40%	4,117	29%	3,230	31%	1,699	23%

Constr. and land develop. - mezzanine	2,493	13%	409	1%	167	1%	19	0%

Single family residential	1,014	5%	845	7%	925	8%	1,163	10%
Real Estate — non-residential	4,746	25%	4,941	46%	4,758	41%	6,761	46%
Real Estate — non-res. - mezzanine	204	1%	224	1%	374	1%	351	2%

Real Estate — multi-family	59	0%	36	1%	145	4%	99	3%
Real Estate — multi-family -mezzanine	6	0%	20	1%	132	1%	—	0%

Tax certificates	185	0%	—	5%	—	6%	—	7%
Lease financing	763	4%	293	2%	75	1%	—	0%
Other	14	0%	11	0%	41	1%	63	1%
Unallocated	—	0%	—	0%	(65)	0%	1,400	0%

Total	$19,282	100%	$11,455	100%	$10,276	100%	$12,519	100%

     The amount of the allowance is reviewed and approved by the CEO, COO and CFO on a monthly basis. The provision for loan losses was $13.0 million in 2007 compared to $1.8 million in 2006. The increase in the reserve was primarily the result of a $7.8 million specific provision based on the Company’s calculation of potential losses in individual impaired loans during 2007. The remaining 2007 provision of $5.2 million was the formula allowance reflecting historical losses, as adjusted by credit category. The increase in the provision for loan and lease losses during 2007 is a reflection of the impact of the deteriorating economic conditions as it pertains to real estate related loans. This is shown by the $18.7 million increase in non-accrual loans from $6.7 million at December 31, 2006 to $25.4 million at December 31, 2007. Construction loans and non-residential real estate loans represented 69% and 25% of the total December 31, 2007 non-accrual loans, respectively. The downturn in the real estate market is also reflected in the charge-offs of construction and land development loans and construction and land development mezzanine loans. These two loan categories represented $4.0 million or 73% of total charge-offs in 2007.
     The Company recorded a $1.8 million provision for loan and lease losses in 2006. The construction loan provision of $501,000 was primarily the result of the addition of five mezzanine construction loans in the amount of $10.3 million during 2006. The non-mezzanine construction loan provision was $148,000.
     The 2006 provision associated with non-residential real estate loans was $1.0 million. This provision included the specific reserve related to the addition of one non-residential real estate impaired loan during 2006. The remaining non-residential real estate provision in 2006 is due to the non-specific provision related to the non-residential real estate mezzanine loan growth of $3.4 million and the non-residential real estate loan increase of $48.5 million.
     The $218,000 provision for leases is the result of the $10.8 million increase in leases during 2006.
     The remaining 2006 loan category provisions were related to the increase or decrease in the individual loan categories experienced during 2006. The 0.10% net charge offs experienced during 2006 did not materially impact the historical provision requirement for any loan category.

     The $1,000 provision in 2005, compared to the 17.1% actual loan growth in 2005 is the result of the reduction in the allowance for loan losses associated with two impaired loans paid off during 2005 and the allocation of the entire December 31, 2004 unallocated reserve to different loan categories during 2005 as a result of the growth in loans.
     The allowance for loan losses related to specific loans at December 31, 2004 of $4.4 million was reduced to $1.7 million at December 31, 2005. This reduction was primarily due to the payoff of two impaired loans during 2005. The total allowance for loan losses for these two loans at December 31, 2004 was $2.8 million and the actual loss on these loans experienced during 2005 was $2.2 million. The resulting $600,000 in additional allowance was used to fund both the increase in allowance related to the growth in loans and the increase in the allowance related to the growth in the 2005 historical loss reserve. The Company’s $1.4 million unallocated allowance at December 31, 2004 was also used to fund the growth in loans and the increase in the historical loss reserve in 2005. The resulting $2.0 million in reserves from these two factors made it unnecessary for the Company to increase its provision for loan losses above the $1,000 in 2005.
     As noted in the 2004 Form 10-K, management identified a material weakness in Royal Bancshares’ internal control over financial reporting. Royal Bancshares’ analysis of the allowance for loan losses for impaired loans was based on classifications of loans into various categories and loss percentages that are commonly used for regulatory purposes. For non-classified loans, the reserve is based on what Royal Bancshares deems to be appropriate. This estimate was not supported by documentation discussed in the FFIEC’s July 2001 policy statement and SAB No. 102, which include trends in loan categories, such as delinquencies, restructurings, concentrations and volume, and actual charge-off and recovery histories to the net charge-off estimates. As a result of this material weakness described below, the Company cannot present the allowance for loan and leases losses by loan type as of December 31, 2003.
     Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During 2007, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included increasing the risk factors as a result of deteriorating economic conditions on both a local and national level as it pertains to construction and land development loans, non-residential real estate loans and single family residential loans. The Company also increased the risk factors associated with the rise in the trends in delinquencies of both construction and multi-family real estate loans. The risk factors were also increased for both construction and land development mezzanine loans and non-residential real estate loans mezzanine loans. In addition, the company has identified three acquisition, development and construction loans as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of financial Accounting Standards No. 66, Accounting for Sales of Real Estate. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building; another investment for $2.4 million was to fund the acquisition of a marina and the third investment for $5.9 million was to fund the construction of a 55 unit condominium building. As of December 30, 2007, the investment in the 55 unit condominium building was impaired for the full $5.9 million dollar amount during the third quarter of 2007. This impairment was charged to operating expenses at that time. See Footnote A-9 to the financial statements attached hereto for further discussion on these real estate joint venture investments.
     Deposits. Royal Bancshares’ deposits are an important source of funding. Total deposits decreased $89.3 million, or 10.4%, from $859.5 million at December 31, 2006 to $770.2 million at December 31, 2007. This decrease in deposits is primarily as a result of management’s decision to replace higher costing time deposits with lower costing advances with the FHLB. At December 31, 2007, brokered deposits were $167.7 million as compared to $170.0 million at December 31, 2006. Time deposit accounts decreased $60.3 million, or 12%, from $505.1 million at December 31, 2006 to $444.8 million at December 31, 2007. The decrease in time deposits was primarily due the aforementioned management decision. Other deposit categories comprised of demand, NOW, money markets and savings deposits decreased $27.0 million during 2007 from their balances at December 31, 2006. The decrease in other deposit categories was primarily due to significant market competition.
     FHLB Borrowings. Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Short term advances increased $49 million to $102 million at December 31, 2007 from $53 million at December 31, 2006. This increase was due primarily to reducing funding cost by allowing higher costing certificate of deposits to mature and replacing them with lower costing overnight advances. Long term advances for the periods ending December 31, 2007 and 2006 were $187.5 million.
     Other Borrowings. During 2004, Royal Bancshares completed a private placement of trust preferred securities in the aggregate amount of $25 million for a term of 30 years with a call feature of 5 years. These securities are eligible to be called in October 2009 by Royal Bancshares. The maturity date of these securities is October 2034. During 2006, Royal Bancshares entered into a borrowing relationship with PNC Bank in the amount of $5.6 million. Monthly payments reduced this balance to $5.4 million at December 31, 2007. In addition, as result of the adoption of FIN 46(R) Royal Bancshares consolidated into its statement of condition $18.6 million of debt related to real estate equity investment of which none is guaranteed by Royal Bancshares.
     Other Liabilities. At December 31, 2007, other liabilities decreased $6.4 million from December 31, 2006. This was mainly due to a decrease in expenses accrued but unpaid of approximately $3.6 million and a decrease of $1.7 million related to unfunded pension plan obligations.
     Stockholders’ Equity. Stockholders’ equity decreased $16.9 million or 10.3% in 2007 to $146.4 million primarily due to the Company’s planned repurchase of its common stock as well as cash dividend payments of $15.5 million paid during 2007 which exceeded 2007 net income of $564 thousand.
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
     Net Income. Net income in 2007 was $564 thousand as compared to $21.6 million in 2006 and $32.1 million in 2005. Basic earnings per share were $0.04, $1.60, and $2.39 for 2007, 2006, and 2005, respectively. The $21.0 million decrease in net income for 2007 compared to 2006 was attributable to an increase in the provision for loan and lease losses of $11.2 million over the amount recorded in 2006. The increased provision was a result of the Company’s evaluation of its loan and lease portfolio which has been significantly impacted by the continued slowdown in the housing market and the weakening economy. Non-performing loans increased $18.7 million to $25.4 million at December 31, 2007. In addition, a $6.2 million charge in recognition of impairment in an equity investment in a condominium project and a $5.9 million charge related to impairment in a real estate joint venture were recorded to other operating expenses during 2007. The $10.5 million, or 33% decrease in net income for 2006, as compared to 2005, is primarily attributable to gains from the sale of two apartment complexes which Royal Bancshares held an equity ownership in 2005. Also contributing to this decrease was a$1.8 million reduction in 2005 tax expense with respect to a valuation allowance against a deferred tax asset derived from net operating loss carryovers.
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
     The Banks utilize the effective yield interest method for recognizing interest income as required by SFAS 91. This pronouncement also guides our accounting for nonrefundable fees and costs associated with lending activities such as discounts, premiums, and loan origination fees. In the case of loan restructurings, if the terms of the new loan resulting from a loan refinancing or restructuring other than a troubled debt restructuring are at lease as favorable to the Banks as the terms for comparable loans to other customers with similar collection risks who are not refinancing or restructuring a loan with the Banks, the refinanced loan is accounted for as a new loan. This condition is met if the new loan’s effective yield is at least equal to the effective yield for such loans. Any unamortized net fees or costs and any prepayment penalties from the original loan shall be recognized in interest income when the new loan is granted.
     Net interest income was $37.9 million in 2007 as compared to $46.6 million in 2006. The decrease in net interest income in 2007 of $8.7 million was primarily due to the increase in non-performing loans during 2007 as well as a decrease in loan fee income of approximately $3.0 million. During 2006, the Company collected a $1.5 million prepayment fee from a borrower. As a result of the items noted above, the net interest margin of 3.11% in 2007 was lower than the 3.87% net interest margin in 2006.
     Net interest income was $46.6 million in 2006 as compared to $44.7 million in 2005. The increase in net interest income in 2006 of $1.9 million was primarily due to an increase in both the average balance and yield on earning assets offset by the increase in the average balance in deposits and borrowings and the yield paid on these balances. Royal Bancshares reported a decline of net interest margin to 3.87% during 2006 from 4.03% in 2005. This decrease is primarily due an increase of rates paid on deposits and borrowings.
     Accounting errors: Included in the operating results is a $1.0 million reduction to net income related to the following accounting errors: a $667,000 reduction in net income resulting from an accounting error related to investments in real estate joint ventures, a $417,000 reduction in net income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment and an increase in net income of $60,000 related to an error in the accounting for deferred loan costs per Statement of Financial Accounting Standards (SFAS ) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
     Business Segments. Under SFAS No. 131, Segment Reporting, management of Royal Bancshares has identified its reportable operating segment as “Community Banking”. The segment consists of commercial and retail banking, conducted through Royal Bank and Royal Asian. Two other business lines, while not meeting the quantitative thresholds for requiring disclosure, have different characteristics from the Community Bank segment, and therefore for clarity, are disclosed as business segments. For the Community Bank segment: During 2007, it had total assets of $1.2 million dollars, a decrease of 6% from the $1.3 million dollars in assets in 2006. Total deposits decreased 10% from 2006, to $770 thousand dollars. Net interest income during 2007 was $36 million dollars, down 26% from $48 million dollars for 2006. This was principally due to the interest rate market and an increase in non-performing loans. For 2007, non-interest income was $9 million dollars, an increase of 133% from the $4 million dollars in 2006. This was mostly attributed to gains on the sale of securities. Non-interest expense in 2007 was $22 million dollars, increasing 7% from $21 million dollars in 2006. This was primarily attributed to charges taken for impairments of investments in real estate joint ventures. Net income was $3.7 million dollars in 2007 versus $20.5 million dollars during 2006. For the Tax Lien segment: total assets in 2007 were $63 million dollars, an increase of 45% from $44 million dollars in 2006. Net interest income was $2.4 million dollars during 2007, an increase over the $1 million dollar result in 2006 of 97%. Non-interest income was $1 million dollars in 2007, down 27% from the $1.4 million dollars reported in 2006. Non-interest income is derived mostly from gains on sale of ORE property. Non-interest expense was $1.6 million dollars during 2007, a 24% decrease from 2006. Net income was $1 million dollars in 2007 versus $167 thousand dollars in 2006, an increase of 486%. For the Equity Investment segment: total assets closed 2007 at $22.7 million dollars, down 49% from the $44.5 million dollars in 2006. Net losses of $4.2 million dollars were recorded in 2007 versus net income of $831 thousand dollars in 2006. Both the decrease in assets and net income are mostly caused by the partnership making a determination that asset impairment of $8.5 million dollars occurred during the third quarter of 2007, resulting from the downturn in the market for homes that occurred during the last half of 2007.
     Impairments of Investments in Real Estate Joint Ventures. During 2007, Royal Bank incurred an impairment expense of $5.9 million dollars relating to an investment in a real estate joint venture for the construction of a 55 unit condominium project. RIA, a subsidiary of Royal Bank, is a limited partner in an apartment to condominium project. During 2007 this partnership made a determination that because of a downturn in the market for homes, its assets became impaired by approximately $8.5 million dollars. Because of this impairment, RIA recognized a $6.2 million dollar reduction in pre-tax income. RIA has $5.6 million dollars as the remaining amount of its investment in this project. Since RIA is a limited partner and does not guarantee any partnership debt, $5.6 million dollars is the maximum remaining exposure in this investment. See Footnote A-9 and A-20 to the financial statements attached hereto for further discussion on these matters.
     On March 10, 2008, the Partnership received a letter of intent from a new lender to refinance the mortgages above. The new mortgages would be for the lesser of $21,492,000 or 65% of the appraised net “discounted sell out” value of the remaining units. The mortgages would have a term of 24 months, with one 12 month extension option. The mortgages would bear interest at 30 day Libor plus 300 basis points, but not less then 6.25%. Closing if the loan is subject to a customary diligence process by the bank.
Loans and Mortgages

	2007	2006	2005
Average loan outstanding	$636,612,000	$618,591,000	$510,349,000
Interest and fees on loans	$56,518,000	$63,379,000	$46,995,000
Average Yield	8.88%	10.25%	9.21%
     Royal Bancshares continues to originate both fixed rate and variable rate loans. At December 31, 2007, variable rate loans represented 62% of total loans. During 2007 interest income earned on loans decreased $6.9 million from 2006, of which $700 thousand was attributed to increased volume and $6.2 million was attributed to a decrease in interest rates earned.
     In 2006, the average balance of loans increased $108.2 million to $618.6 million, primarily due to an increased demand for commercial and construction loans products offered at competitive rates coupled with an increase in volume from Royal Asian of approximately $29.2 million, Royal Leasing of approximately $10.5 million and the Equity/Mezzanine division of approximately $5.6 million. The average yield on loans increased by 104 basis points in 2006 primarily due to the increases in the prime rate and a $1.5 million prepayment fee collected during 2006.
HTM Investment Securities

	2007	2006	2005
Average HTM investment securities	$205,686,000	$255,448,000	$237,701,000
Interest income	$10,032,000	$11,830,000	$10,122,000
Average yield	4.88%	4.63%	4.26%
     HTM investment securities are comprised primarily of taxable corporate debt issues and US government agencies. The corporate debt issues are investment grade at the time of purchase. It is Royal Bancshares’ intention to hold these securities to maturity.
     In 2007, the yield on HTM investment securities increased 25 basis points to 4.88% from 4.63% in 2006. This increase was primarily due to $50 million of collateralized debt obligations which have a floating rate that resets on a quarterly basis as well as agency bonds with lower yields being called or maturing.
     In 2006, the yield on HTM investment securities increased 37 basis points to 4.63% from 4.26% in 2005. This increase was primarily due to $50 million of collateralized debt obligations purchased during 2005 which have a floating rate that resets on a quarterly basis.
AFS Investment Securities

	2007	2006	2005
Average AFS investment securities	$338,620,000	$323,172,000	$355,005,000
Interest and dividend income	$18,143,000	$17,377,000	$19,229,000
Average yield	5.36%	5.38%	5.42%

     AFS investment securities are comprised primarily of government secured mortgage-backed securities, government agency bonds, non-rated and rated capital trust security issues of regional banks, rated domestic and equity funds.
     In 2007, the average balance of AFS investment securities increased $15.4 million to $338.6 million primarily due to excess cash on hand as a result of maturities and calls of HTM securities being reinvested in AFS investment securities. The 2 basis point decrease in average yield is primarily due to the securities that matured or were called being at a higher yield than the portfolio average yield.
     In 2006, the average balance of AFS investment securities decreased $31.8 million to $323.2 million primarily due to a reduction of the average balance because of maturing and calls of securities. The 4 basis point decrease in average yield is primarily due to the securities that matured or were called being at a higher yield than the portfolio average yield.
Interest Expense on NOW and Money Market Deposits

	2007	2006	2005
Average NOW & Money Market deposits	$252,896,000	$286,392,000	$355,387,000
Interest expense	$9,671,000	$8,927,000	$7,457,000
Average cost of funds	3.82%	3.12%	2.10%
     In 2007, the average cost of funds on NOW and money market deposits increased 70 basis points to 3.82% from 3.12% in 2006 primarily due to increasing rates required to remain competitive with the market.
     In 2006, the average cost of funds on NOW and money market deposits increased 102 basis points to 3.12% from 2.10% in 2005 primarily due to an increase in the interest rate paid on these deposits.
Interest Expense on Time Deposits

	2007	2006	2005
Average time deposits	$531,965,000	$393,685,000	$254,031,000
Interest expense	$27,384,000	$18,503,000	$9,965,000
Average cost of funds	5.15%	4.70%	3.92%
     In 2007, the average balance of time deposits increased $138.3 million to $532.0 million. The increase in average time deposits included a $50 million brokered deposit used in an investment leverage strategy during June of 2006 as well as attractive rates offered during the first nine months of 2007.
     In 2006, the average balance of time deposits increased $139.7 million to $393.7 million. This increase in average time deposits is primarily due to attractive certificate of deposits rates offered during 2006.
     At December 31, 2007, 60% of time deposits were comprised of certificates of deposits accounts with balances of $100,000 or more, while in 2006, 57% of time deposits were comprised of certificates of deposit accounts with balances of $100,000 or more.
Provision for Possible Loan Losses
     The provision for possible loan losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The amount of provision for possible loan losses is based upon the estimation of management as to the appropriateness of the allowance for loan and lease losses. See Footnote A-5 of the financial statements included in Item 8 for a discussion on how management estimates the appropriateness of the allowance for loan losses. Additionally, the section on Credit Quality below provides additional information on the current loan portfolio.
     The provision for loan losses was $13.0 million in 2007 compared to $1.8 million in 2006. The increase in the reserve was primarily the result of a $7.8 million specific provision based on the Company’s calculation of potential losses in individual impaired loans during 2007. The remaining 2007 provision of $5.2 million was the formula allowance reflecting historical losses, as adjusted by credit category.
     The Company recorded a $1.8 million provision for loan and lease losses in 2006. The provision included a $238,000 specific reserve for impaired loans and the remaining provision was used for the formula allowance reflecting historical losses, as adjusted, by credit category.
     The $1,000 provision in 2005, compared to the 17.1% actual loan growth in 2005, is the result of the reduction in the allowance for loan losses associated with two impaired loans paid off during 2005 and the allocation of the entire December 31, 2004 unallocated reserve to different loan categories during 2005 as a result of the growth in loans.
Non-Interest Income
     Non-interest income includes service charges on depositors’ accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and traveler’s checks, and similar activities. In addition, other forms of non-interest income are derived from changes in the cash value of BOLI, and income relating to real estate owned via equity investment. Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities, other real estate owned, and real estate owned via equity investments. From period to period these sources of income may vary considerably. Service charges on depositors’ accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.
     In 2007, total non-interest income increased $917 thousand to $12.9 million from December 31, 2006. This increase was attributed to a $5.3 million increase in gains from the sale of available for sale securities, which was partially offset by a $1.1 million reduction in gains from the sale of other real estate owned, a $1.9 reduction in the gains from the sale of premises and equipment related to real estate owned via equity investments, and a $1.4 million decrease in income related to real estate owned via equity investments.
     In 2006, non-interest income decreased $12.9 million from 2005 to $12.0 million. This decrease was primarily attributed to a decrease in gains from the sale of premises and equipment related to real estate owned via equity investments of $13.7 million and a decrease of $1.9 million related to a gain from the refinance of assets related to real estate owned via equity investments. These decreases were partially offset by a $2.8 million increase in income related to real estate owned via equity investments.
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
     Non-interest expense increased $15.3 million to $40.0 million in 2007, compared to $24.7 million in 2006. Contributing to this increase was an $8.5 million recognition of impairment in real estate owned via an equity investment and a $5.9 million charge related to impairment in a real estate joint venture. Increases in other operating expenses, occupancy and equipment expenses and employee benefits also contributed to this increase. Partially offsetting these increases was a decrease in salaries and wages related to an accounting error in the accounting for deferred loan costs per Statement of Financial Accounting Standards (SFAS) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Accruing Loans and Initial Direct Costs of Leases.”

     Non-interest expense decreased $79 thousand to $24.7 million in 2006, from $24.7 million in 2005. Salaries and employee benefits decreased $77 thousand to $12.7 million in 2006. During 2006, Royal Bancshares recorded $733 thousand in expenses due to the adoption of FASB 123(R) related to the expensing of stock options. During 2005 a one time expense in the amount of $930 thousand for the pension plan was recorded. Occupancy expense increased $33 thousand to $1.6 million in 2006. Other operating expenses decreased $1.4 million to $8.0 million in 2006. During 2006 a $592 thousand credit was recorded partially reversing a $675 thousand charge related to the decline in the fair value of interest rate swaps that was recorded in 2005. In addition, during 2005 the Company recorded a $424 thousand expense for an asset write-down.
Accounting for Income Taxes
     The Company recorded a $1.6 million tax benefit in 2007, compared to tax expense of $10.0 million in 2006. The 2007 tax benefit was the result of the Company recording a $1.0 million loss before income taxes during 2007 and the tax benefit associated with the organization of the Royal Captive Insurance Company during 2007, and tax exempt income.
     The provision for federal income taxes was $10.0 million in 2006 compared to $12.6 million for 2005, and $7.9 million for 2004 representing an effective tax rate of 32% and 28%, respectively. During 2005, a $1.7 million reduction in tax expense was recorded as a result of the favorable completion of an IRS audit, with respect to a valuation allowance against a deferred tax asset derived from net operating loss carryovers.
Royal Bancshares is subject to the income tax laws of the United States, the Commonwealth of Pennsylvania and the states and municipalities in which it does business. Federal, State and local tax laws are complex and subject to different interpretations by the taxpayer and the respective taxing authority. In establishing a provision for income tax expense, Royal Bancshares must make judgments and interpretations about the application of these inherently complex tax laws. The actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations and upon final determination from audit by the respective taxing authority. Assessments of tax could arise in several years following the filing of tax returns. Royal Bancshares reviews its tax expense and underlying estimates on a quarterly basis and makes appropriate adjustments as current information arises.
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

     Royal Bancshares generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 2007, 2006 and 2005 was 38%, 41%, and 32%, respectively. Management believes that Royal Bancshares’ liquidity position continues to be adequate, continues to be in excess of its peer group level and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.
     Contractual Obligations and Other Commitments. The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2007.

		Less than			More than 5
(in thousands)	Total	1 year	1-3 years	4-5 years	years

FHLB advances	$289,500	$102,000	$107,500	$30,000	$50,000
Operating leases	2,523	990	1,288	245	—
PNC Bank — note payable	5,411	—	—	—	5,411
Benefit Obligations	5,802	56	678	891	4,177
Commitments to extend credit	27,006	27,006	—	—	—
Standby letters of credit	6,886	6,886	—	—	—
Subordinated debt	25,774	—	—	—	25,774
Time deposits	444,783	298,582	107,949	35,215	3,037

Total	$807,685	$435,520	$217,415	$66,351	$88,399

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
     The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2007, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2007, Royal Bancshares is in an asset sensitive positive of $78.7 million, which indicates assets will reprice somewhat faster than liabilities within one year.
     Interest Rate Swaps. For asset/liability management purposes, the Company uses interest rate swaps which are agreements between the Company and another party (known as a counterparty) where one stream of future interest payments is exchanged for another based on a specified principal amount (known as notional amount). The Company will use interest rate swaps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process, are linked to specific liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.
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
     The notional amount of $60.5 million on which interest payments are based is not exchanged. During the third quarter ended September 30, 2005 Royal Bancshares recorded an expense in the amount of $676,000 in other operating expenses which reflects the fair value of the interest rate swaps resulting from Royal Bancshares not meeting the upfront documentation and the effectiveness assessment requirements of SFAS 133. As of October 1, 2005 and each quarter thereafter, Royal Bancshares had completed documentation determining the effectiveness of each hedge using the shortcut method or the Volatility Reduction Measure (“VRM”). It was determined that these swaps are to be effective and should be treated as a fair value hedge; the previously recorded expense was reduced by $84,000 during 2007.

Interest Rate Sensitivity

	Days		1 to 5	Over 5	Non-rate
(in millions)	0–90	91–365	Years	Years	Sensitive	Total

Assets (1)
Interest-bearing deposits in banks	$1.1	$—	$—	$—	$8.8	$9.9
Federal funds sold	1.0	—	—	—	—	1.0
Investment securities:
Available for sale	67.3	41.0	170.5	97.1	(0.6)	375.3
Held to maturity	70.0	50.4	22.5	—	—	142.9

Total investment securities	137.3	91.4	193.0	97.1	(0.6)	518.2
Loans: (2)
Fixed rate	28.5	56.2	147.8	38.5	—	271.0
Variable rate	287.0	40.4	46.7	—	(19.9)	354.2

Total loans	315.5	96.6	194.5	38.5	(19.9)	625.2
Other assets (3)	13.5	23.8	—	—	86.9	124.2

Total Assets	$468.4	$211.8	$387.5	$135.6	$75.2	$1,278.5

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$59.6	$59.6
Interest bearing deposits	31.2	93.3	160.1	—	—	284.6
Certificate of deposits	126.8	158.8	137.4	3.0	—	426.0

Total deposits	158.0	252.1	297.5	3.0	59.6	770.2
Borrowings (1)	141.3	50.0	129.4	—	18.6	339.3
Other liabilities	0.1	—	—	—	22.5	22.6
Capital	—	—	—	—	146.4	146.4

Total liabilities & capital	$299.4	$302.1	$426.9	$3.0	$247.1	$1,278.5

Net interest rate GAP	$169.0	$(90.3)	$(39.4)	$132.6	$(171.9)

Cumulative interest rate GAP	$169.0	$78.7	$39.3	$171.9

GAP to total assets	13%	-7%

GAP to total equity	115%	-62%

Cumulative GAP to total assets	13%	6%

Cumulative GAP to total equity	115%	54%

(1)	Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	Reflects principal maturing within the specified periods for fixed and repricing for variable rate loans; includes nonperforming loans.

(3)	Includes FHLB stock.
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
Capital Adequacy
     The table shown below sets forth Royal Bancshares’ consolidated capital level and performance ratios:

				Regulatory
	2007	2006	2005	Minimum
Capital Level
Leverage ratio	13.6%	14.9%	14.2%	3.0%
Risk based capital ratio:
Tier 1	17.0%	19.2%	18.8%	4.0%
Total	18.3%	20.4%	19.8%	8.0%

Capital Performance
Return on average assets	0.04%	1.6%	2.5%
Return on average equity	0.36%	13.6%	22.0%
     Royal Bancshares’ sources of capital have been derived from the issuance of stock as well as retained earnings. While Royal Bancshares has not had a stock offering since 1986, total stockholders’ equity has increased primarily due to steady increases in retained earnings. At December 31, 2007, Royal Bancshares had an average equity to average asset ratio of 12.1%. Royal Bancshares has no current plans to raise capital through new stock offerings and indeed, seeks ways to leverage its existing capital.
     The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2007, Royal Bancshares was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for Royal Bancshares to be considered well capitalized, as defined by the banking regulators, Royal Bancshares must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2007, Royal Bancshares met the criteria for a well capitalized institution, and management believes that, under current regulations, Royal Bancshares will continue to meet its minimum capital requirements in the foreseeable future.
Management Options to Purchase Securities
     The 2007 Long-Term Incentive Plan was approved by Shareholders at the May 16, 2007 Annual Meeting. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock, subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of December 31, 2007, a combination of options and restricted stock totaling 95,622 shares have been granted from this plan. The stock option strike price is equal to the fair market value at the date of the grant. For employees, the options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For directors, options are exercisable one year from the grant date and expire 10 years from the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company stock price at the date of the grant and performance goals to be achieved. The restricted stock becomes fully vested three years after the date of grant.
For outside directors, the stock options vest 100% one year from the grant date. Restricted stock will vest three years from the grant date, if Royal Bancshares achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.
     In May 2001, the directors of Royal Bancshares approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the “Plan”). The shareholders in connection with the formation of the holding company re-approved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,800,000 shares of Royal Bancshares’ Class A common stock (but not in excess of 19% of outstanding shares). In May 2006, the shareholders approved an increase of the number of shares of Class A Common Stock available for issuance under the Plan by 150,000 to 1,800,000 and extended the plan for an additional year At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. At December 31, 2007, 799,831 of the options that have been granted are outstanding, which are exercisable at 20% per year. At December 31, 2007, options covering 479,441 shares were exercisable. The ability to grant new options under this plan has expired.
     In May 2001, the directors of Royal Bancshares approved an amended non-qualified Outside Directors’ Stock Option Plan. The shareholders in connection with the formation of the holding company re-approved this Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which is exercisable one year from the grant date. The options are granted at the fair market value at the date of the grant. At December 31, 2007, 100,294 of the options that have been granted are outstanding, and all are exercisable. The ability to grant new options under this plan has expired.
(The remainder of the page intentionally left blank.)

Average Balances
     The following table represents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned and paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Average Balances and Margin Earned

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
Assets (in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest bearing deposits	$35,158	$1,896	5.39%	$7,361	$377	5.12%	$1,789	$56	3.13%
Federal funds	2,900	147	5.07%	844	43	5.09%	2,079	58	2.79%
Investment securities
Held to maturity	205,686	10,032	4.88%	255,448	11,830	4.63%	237,701	10,122	4.26%
Available for sale	338,620	18,143	5.36%	323,172	17,377	5.38%	355,005	19,229	5.42%

Total investment securities	544,306	28,175	5.18%	578,620	29,207	5.05%	592,706	29,351	4.95%
Loans
Commercial demand loans	376,002	31,874	8.48%	372,623	33,889	9.09%	259,216	20,605	7.95%
Real estate secured	238,929	22,187	9.29%	233,816	28,158	12.04%	247,762	26,181	10.57%
Other loans	21,681	2,457	11.33%	12,152	1,332	10.96%	3,371	209	6.20%

Total loans	$636,612	$56,518	8.88%	$618,591	$63,379	10.25%	$510,349	$46,995	9.21%

Total interest earnings assets	1,218,976	86,736	7.12%	1,205,416	93,006	7.72%	1,106,923	76,460	6.91%

Non interest earnings assets
Cash & due from banks	12,369			16,559			12,470
Other assets	97,649			109,031			151,738
Allowance for loan loss	(12,405)			(11,066)			(11,165)
Unearned discount	(2,228)			(2,252)			(1,829)

Total non-interest earning assets	95,385			112,272			151,214

Total assets	$1,314,361			$1,317,688			$1,258,137

Liabilities & Shareholders’ Equity
Deposits
Savings	$16,461	$85	0.52%	$18,549	$98	0.53%	$21,814	$127	0.58%
Now	52,975	1,185	2.24%	59,472	1,473	2.48%	33,732	307	0.91%
Money market	199,921	8,486	4.24%	226,920	7,454	3.28%	321,655	7,150	2.22%
Time deposits	531,965	27,384	5.15%	393,685	18,503	4.70%	254,031	9,965	3.92%

Total interest bearing deposits	801,322	37,140	4.63%	698,626	27,528	3.94%	631,232	17,549	2.78%
Federal funds	—	—	0.00%	—	—		—	—
Borrowings	205,823	9,374	4.55%	308,236	14,051	4.56%	312,952	12,225	3.91%
Obligation through VIE equity investments	23,160	623	2.69%	43,129	3,108	7.21%	11,936	557	4.67%
Subordinated debt	25,774	1,736	6.74%	25,774	1,685	6.54%	25,774	1,465	5.68%

Total interest bearing liabilities	1,056,079	48,873	4.63%	1,075,765	46,372	4.31%	981,894	31,796	3.24%

Non interest bearing deposits	68,562			62,641			68,308
Other liabilities	31,025			20,550			62,334

Total liabilities	1,155,666			1,158,956			1,112,536
Stockholders’ equity	158,695			158,732			145,601

Total liabilities and Stockholders’ equity	$1,314,361			$1,317,688			$1,258,137

Net interest income		$37,863			$46,634			$44,664

Net interest margin			3.11%			3.87%			4.03%

(1)	Nonaccruing loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

(2)	Portions of interest related to obligations through VIE are capitalized on the VIE’s books

     The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest expense on obligation through VIE of $623,000 and $3,108,000 for the years ended December 31, 2007 and 2006 respectively, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	2007 versus 2006			2006 versus 2005
	Changes due to:			Changes due to:
in thousands	Volume	Rate	Total	Volume	Rate	Total

Interest income

Short term earning assets
Interest bearing deposits in banks	$1,504	$15	$1,519	$281	$40	$321
Federal funds sold	104	—	104	(58)	43	(15)

Total short term earning assets	1,608	15	1,623	223	83	306

Investments securities
Held to maturity	(2,256)	458	(1,798)	829	879	1,708
Available for sale	814	(48)	766	(2,069)	217	(1,852)

Total Investments securities	(1,442)	410	(1,032)	(1,240)	1,096	(144)

Loans
Commercial demand loans	380	(6,962)	(6,582)	9,188	4,275	13,463
Commercial mortgages	278	(33)	245	—	—	—
Residential and home equity loans	(340)	(17)	(357)	(1,280)	1,502	222
Leases receivables	892	256	1,148	—	—	—
Real estate tax liens	649	557	1,206	—	—	—
Other loans	(18)	(4)	(22)	2,664	36	2,700
Loan fees	(2,499)	—	(2,499)	—	—	—

Total loans	(658)	(6,203)	(6,861)	10,572	5,813	16,385

Total increase (decrease) in interest income	$(492)	$(5,778)	$(6,270)	$9,555	$6,992	$16,547

Interest expense
Deposits					—
NOW and money market	$(842)	$1,578	$736	$(1,657)	$3,094	$1,437
Savings	(8)	(5)	(13)	(18)	(11)	(29)
Time deposits	5,227	3,662	8,889	6,271	2,300	8,571

Total deposits	4,377	5,235	9,612	4,596	5,383	9,979

Borrowings
Borrowings	(4,307)	(367)	(4,674)	853	1,194	2,047
Trust preferred	—	48	48	—	—	—

Total Borrowings	(4,307)	(319)	(4,626)	853	1,194	2,047

Total increase (decrease) in interest expense	70	4,916	4,986	5,449	6,577	12,026

Total increase (decrease) in net interest income	$(562)	$(10,694)	$(11,256)	$4,106	$415	$4,521

(The remainder of the page intentionally left blank.)
Loans
     The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
	(in thousands)
	2007		2006		2005		2004		2003
Loans
Commercial and industrial	$77,856	12%	$43,019	7%	$30,075	5%	$37,468	8%	$18,343	4%
Construction and land development	171,653	27%	172,745	29%	173,757	31%	108,749	23%	107,463	21%
Constr. and land develop. - mezzanine	6,443	1%	5,177	1%	3,345	1%	380	0%	—	0%
Single family residential	42,286	7%	43,338	7%	41,900	8%	48,020	10%	60,366	12%
Real Estate — non-residential	261,350	40%	268,162	46%	228,222	41%	216,396	46%	266,782	51%
Real Estate — non-res. - mezzanine	11,978	2%	8,283	1%	7,477	1%	7,028	2%	—	0%
Real Estate — multi-family	6,887	1%	3,953	1%	22,158	4%	15,256	3%	21,728	4%
Real Estate — multi-family -mezzanine	275	0%	2,129	1%	2,646	1%	—	0%	—	0%
Tax certificates	46,090	7%	32,235	5%	35,548	6%	34,419	7%	38,013	7%
Lease financing	19,778	3%	13,404	2%	2,623	1%	—	0%	—	0%
Other	1,424	0%	1,333	0%	3,868	1%	3,322	1%	4,512	1%

Total gross loans	$646,020	100%	$593,778	100%	$551,619	100%	$471,038	100%	$517,207	100%
Unearned income	(1,545)		(1,564)		(1,983)		(1,540)		(1,203)
Discount on loans purchased	—		—						(290)

	$644,475		$592,214		$549,636		$469,498		$515,714
Allowance for loan loss	(19,282)		(11,455)		(10,276)		(12,519)		(12,426)

Total net loans	$625,193		$580,759		$539,360		$456,979		$503,288

Credit Quality
     The following table presents the principal amounts of non-accruing loans and other real estate:

	Year ending December 31,
	(in thousands)
	2007	2006	2005	2004	2003
Non-accruing loans (1)	$25,401	$6,748	$4,371	$4,526	$11,328
Other real estate owned	1,048	924	3,834	5,424	4,371

Total nonperforming assets	$26,449	$7,672	$8,205	$9,950	$15,699

Nonperforming assets to total assets	2.07%	0.57%	0.63%	0.83%	1.36%

Nonperforming loans to total loans	3.94%	1.14%	0.79%	0.96%	2.20%

Allowance for loan loss to non-accruing loans	75.91%	169.75%	235.09%	276.54%	109.69%

(1)	Generally, a loan is placed in non-accruing status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.
Loans on which the accrual of interest has been discontinued were $25.4 million at December 31, 2007, as compared to $6.7 million at December 31, 2006, an increase of $18.7 million. The following is a detail listing of the significant additions to non-accruing loans during the 2007:
First Quarter 2007 new non-accruing loans:
•	Two loans (one construction and one construction mezzanine loan) representing $8.2 million were related to one customer for a condominium building. These loans became 90 days past due during the first quarter of 2007 and were classified as impaired during the first quarter of 2007. An appraisal received during the first quarter of 2007 provided a gross retail sellout value of this property which supported its value. The Company received a payment of approximately $490,000 in the third quarter on the sale of one of the condominiums. The company received a new appraisal during the third quarter. This new appraisal resulted in the charge-off of the $1.3 million construction mezzanine loan and a $1.8 million partial charge-off of the construction loan during the third quarter of 2007. The Company added a specific allowance of $1.3 million in the fourth quarter, based in part by the decision to proceed with the foreclosure process and corresponding collateral value based on an updated appraisal.

•	Two loans (one construction and one construction mezzanine loan) in the amount of $6.9 million were added to non-accruing status during the first quarter of 2007. These loans are secured by a 36 unit condominium building. These loans became 90 days past due during the first quarter of 2007 and were classified as impaired during the first quarter of 2007. The customer was waiting for a Certificate of Occupancy and had seven agreements of sale on the condominiums as of March 31, 2007. As of the end of the third quarter the borrower had not obtained the Certificate of Occupancy and the Company received and reviewed a new appraisal for these loans. Based on this appraisal, a specific allowance of $2.0 million was added for these loans. The Company charged-off $304,000 of this loan during the fourth quarter.
Second Quarter 2007 new non-accruing loans:
•	A commercial loan in the amount of $3.1 million was added to non-accruing status in June 2007. As of September 30, 2007 the loan has been paid down to $1.3 million and a specific allowance of $961,000 was added for this loan. This loan was classified as an impaired loan during the second quarter of 2007. We are continuing to collect payments on this loan. The Company charged-off $739,000 of this loan during the fourth quarter of 2007. The Company has a specific reserve to cover the $593,000 outstanding balance of this loan at December 31, 2007.

•	A $4.8 million construction loan for a 9 unit condominium building was added to non-accruing loans during the second quarter of 2007. The principal of this loan was paid in full during the third quarter of 2007.
Third Quarter 2007 new non-accruing loans:
•	A $770,000 construction loan to build a four unit condominium building was declared in default in September 2007 and added to non-accrual loans. This loan was classified as impaired during the third quarter of 2007. The Company charged-off $448,000 of this loan during the fourth quarter of 2007.

•	A construction loan for land in the amount of $630,000 was added to non-accruing loans in September 2007. This loan was classified as impaired during the third quarter of 2007. The Company added a specific allowance of $180,000 based on the results of an appraisal.

•	Two non-residential real estate loans in the amount of $1.4 million and one $757,000 construction loan to the same borrower were added to non-accruing status in September as a result of the loan being in default during the third quarter. These loans were classified as impaired during the third quarter of 2007. The Company added a specific allowance of $485,000 to the non-residential loans based on the results of an appraisal. The Company charged-off $294,000 of this loan during the fourth quarter of 2007.
Fourth Quarter 2007 new non-accruing loans:
•	A construction loan for land in the amount of $4.3 million was added to non-accruing loans and classified as impaired in December. The Company added a specific allowance of $50,000 based on the results of an appraisal.

•	A $408,000 construction loan to convert an apartment building into condominiums was added to non-accruing loans and classified as impaired in December. The Company added a specific allowance of $33,000 based on the results of an appraisal.

•	Two non-residential real estate loans to one customer in the amount of $564,000 were added to non-accrual and classified as impaired during December 2007. A specific allowance was not required for these loans.

•	A $196,000 non-residential real estate loan was added to non-accrual and classified as impaired during December 2007. A specific allowance was not required for this loan.
Potential Problem Loans
     Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $5.7 million and $16.4 million at December 31, 2007 and 2006, respectively.

Non-Accruing Loans:

	12/31/06	1st Qtr 2007	2nd Qtr 2007	3rd Qtr 2007	4th Qtr 2007	Year to date 12/31/07		12/31/07
(in thousands)	Balance	Additions	Additions	Additions	Additions	Payments	Charge-offs	Balance

Construction & Land Develop.	$5,241	$11,647	$4,754	$2,156	$408	$(6,720)	$(2,286)	$15,200
Constr.& Develop.-mezzanine	—	3,859	—	—	—	—	(1,579)	2,280
Real Estate-Non-Residential	448	—	100	1,384	5,159	(409)	(340)	6,342
Commercial & Industrial	188	26	2,922	263	24	(1,980)	(826)	617
Single Family Residential	871	48	59	91	24	(488)	(73)	532
Leasing	—	—	498	—	103	(80)	(91)	430

Total	$6,748	$15,580	$8,333	$3,894	$5,718	$(9,677)	$(5,195)	$25,401

     Loans on which the accrual of interest has been discontinued was $25.4 million at December 31, 2007, as compared to $6.7 million at December 31, 2006, an increase of $18.7 million. This increase is the result of the addition of $33.5 million of new non-accrual loans during 2007, partially offset by $9.6 million in payments collected and charge-offs of $5.2 million. This increase was primarily due to the net addition of $12.2 million of construction related loans. The $22.8 million of construction loans added to non-accrual status were reduced by $6.8 million of payments and $3.8 million of charge-offs. The increase in real estate non residential loans of $5.9 million was the result of the addition of $6.6 million of loans, partially offset by payments and charge-offs of $409,000 and $340,000, respectively. Commercial and industrial non-accrual loans increased $429,000 as a result of the addition of $3.2 million of loans, partially offset by payments and charge-offs of $2.0 million and $826,000, respectively. The net increase in non-accruing leases was $430,000 and the Company experienced a $339,000 decrease in non-accruing single family residential loans.
     Royal Bancshares granted loans to the officers and directors of Royal Bancshares and to their associates. In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $4,333,000 and $11,434,000 at December 31, 2007 and 2006, respectively. During 2007, no new loans were made and repayments totaled $7,101,000.
     The Company classifies its leases as capital leases, in accordance to Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended by SFAS 98 and 145. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
     The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method.
     The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The total of impaired loans at December 31, 2007 was $24.4 million and the average year to date December 31, 2007 impaired loans was $22.8 million. The specific reserve related to impaired loans was $4.6 million at December 31, 2007. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. The income recognized on impaired loans was $763,000 during 2007. Total cash collected on impaired loans during 2007 was $16.6 million, which included $15.8 million credited to principal balance outstanding. The income recognized on impaired loans during 2007 was the result of the Company receiving principal and interest payments in full on impaired loans.
     The balance of impaired loans at December 31, 2006 was $13.5 million. The income recognized on impaired loans during 2006 and 2005 was $641,000 and $0, respectively. The average balance of impaired loans at December 31, 2006 was $13.8 million. At December 31, 2006 there was $3.6 million of specific reserves for impaired loans.

     Total cash collected on impaired loans during 2006 and 2005 was $2,561,000 and $3,001,000, of which $1,920,000 and $3,001,000 was credited to the principal balance outstanding on such loans, respectively.
     Royal Bancshares grants commercial and real estate loans primarily in the greater Philadelphia metropolitan area. Royal Bancshares has concentrations of credit risk in real estate development loans at December 31, 2007. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the economic sector.
(The remainder of the page intentionally left blank.)
Loans and Lease Financing Receivables
     The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

	As of December 31,
	(in thousands)
	2007	2006	2005
Loans secured by real estate:
Construction and land development	$173,192	$172,745	$164,557
Construction and land development — mezzanine	4,904	5,177	12,545
Secured by 1-4 family residential properties:
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	2,094	4,585	10,070
All other loans secured by 1-4 family residential properties:
Secured by first liens	32,485	33,868	28,327
Secured by junior liens	7,707	4,885	4,306
Secured by multi family (5 or more) residential properties	6,887	3,953	22,158
Secured by multi family (5 or more) res. Properties — mezzanine	275	2,129	2,646
Secured by non-farm nonresidential properties	262,550	268,162	227,419
Secured by non-farm nonresidential properties — mezzanine	10,778	8,283	7,477
Tax certificates	46,090	32,235	35,548
Commercial and industrial loans	77,793	43,019	30,075
Loans to individuals for household, family, and other personal expenditures	1,157	1,088	1,061
Obligations of state and political subdivisions in the U.S.	63	78	1,268
Lease financing receivables (net of unearned income)	19,778	13,404	2,623
All other loans	267	167	1,539
Less: net deferred loan fees	1,545	1,564	1,983

Total loans and leases, net of unearned income	$644,475	$592,214	$549,636

Credit Classification Process
     The loan review function is outsourced to a third party vendor which applies the Company’s loan rating system to specific credits. The risk classifications include Pass, Substandard, Doubtful, and Loss. Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Loan Review Committee for discussion. Minutes outlining in detail the Committee’s findings and recommendations are issued after each meeting for follow-up by individual loan officers. The Committee is comprised of the voting members of the Officers’ Loan Committee. The new position of Chief Credit Officer will be the primary bank officer dealing with the third party vendor during the reviews.
     All loans are subject to initial loan review. Additional review is undertaken with respect to loans providing potentially greater exposure. This is accomplished by:
      a. Reviewing all loans of $1 million or more annually;
      b. Reviewing 25% of all loans from $500,000 up to $1 million annually;
      c. Reviewing 2% of all loans below $500,000 annually; and
      d. Reviewing any loan requested specifically by bank management
     Loans on the Bank’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of the assigned officer and monthly attention of the Special Assets Committee.
     A watch list is maintained and reviewed at each meeting of the Loan Review Committee. Loans are added to the watch list, even though current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board on a monthly basis. Loans may be removed from the watch list if the Loan Review Committee determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Bank’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.
     All loans, at the time of presentation to the appropriate loan committee, are given an initial loan “risk” rating by the Chief Credit Officer. From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.
Investment Securities
     The contractual maturity distribution and weighted average rate of Royal Bancshares’ investments held to maturity and available for sale portfolios at December 31, 2007 are presented in the following table. Weighted average rates on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%.

	As of December 31, 2007
	(in thousands)
			After 1 year, but		After 1 year, but
	Within 1 year		within 5 years		within 5 years		After 10 Years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Securities held to maturity

Mortgage backed securities	$—	0.0%	$8	11.0%	$38	6.3%	$59	6.0%	$105	6.5%
Agencies	50,000	3.5%	30,000	4.2%	—	0.0%	—	0.0%	80,000	3.8%
Other debt securities	275	4.0%	62,525	7.7%	—	0.0%	—	0.0%	62,800	7.7%

Total held to maturity	$50,275	3.5%	$92,533	6.6%	$38	6.3%	$59	6.0%	$142,905	5.5%

Available for sale

Mortgage backed securities	$—	0.0%	$1	7.5%	$21	6.0%	$33,263	4.9%	$33,285	4.9%
Agencies	—	0.0%	59,847	3.8%	10,009	5.0%	35,024	4.9%	104,880	4.3%
CMO’s	—	0.0%	—	0.0%	—	0.0%	83,126	5.4%	83,126	5.4%
Trust Preferred	—	0.0%	—	0.0%	3,096	7.9%	41,004	9.4%	44,100	9.3%
Other securities	48,980	2.9%	53,577	5.6%	7,380	6.4%	—	0.0%	109,937	4.5%

Total Available for Sale	$48,980	2.9%	$113,425	4.6%	$20,506	5.9%	$192,417	6.1%	$375,328	5.2%

     The following tables represent the consolidated book values and approximate fair value at December 31, 2007, 2006 and 2005, respectively, for each major category of Royal Bancshares’ investment securities portfolio for held to maturity securities and available for sale securities.

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Fair	Carrying
	cost	gains	losses	value	value
Investment securities held to maturity
Mortgage backed securities	$105	$—	$—	$105	$105
U.S. government Agencies	80,000	13	(234)	79,779	80,000
Other debt securities	62,800	1,512	(740)	63,572	62,800

Total held to maturity	$142,905	$1,525	$(974)	$143,456	$142,905

Investment securities available for sale
Mortgage backed securities	$33,090	$383	$(187)	33,285	$33,285
U.S. government agencies	104,982	51	(153)	104,880	104,880
Preferred and common stock	20,696	17	(821)	19,892	19,892
CMOs	82,316	965	(155)	83,126	83,126
Corporate bonds	86,205	464	(1,241)	85,428	85,428
Trust preferred securities	44,118	2,151	(2,169)	44,100	44,100
Other securities	4,557	60	—	4,617	4,617

Total Available for Sale	$375,964	$4,091	$(4,726)	$375,328	$375,328

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Fair	Carrying
	cost	gains	losses	value	value
Investment securities held to maturity
Mortgage backed securities	$129	$—	$—	$129	$129
U.S. government Agencies	195,000	—	(2,820)	192,180	195,000
Other debt securities	60,300	2,065	(425)	61,940	60,300

	$255,429	$2,065	$(3,245)	$254,249	$255,429

Investment securities available for sale
Mortgage backed securities	$27,630	$—	$(709)	$26,921	$26,921
U.S. government agencies	104,980	—	(3,408)	101,572	101,572
Preferred and common stock	15,961	1,703	(62)	17,602	17,602
CMOs	20,071	10	(295)	19,786	19,786
Corporate bonds	81,247	174	(382)	81,039	81,039
Trust preferred securities	38,657	2,828	—	41,485	41,485
Other securities	13,135	496	—	13,631	13,631

Total Available for Sale	$301,681	$5,211	$(4,856)	$302,036	$302,036

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair	Carrying
	cost	gains	losses	value	value
Investment securities held to maturity
Mortgage backed securities	$167	$—	$—	$167	$167
U.S. government Agencies	195,000	—	(4,171)	190,829	195,000
Other debt securities	60,300	1,902	—	62,202	60,300

	$255,467	$1,902	$(4,171)	$253,198	$255,467

Investment securities available for sale
Mortgage backed securities	$56,628	$126	$(862)	$55,892	$—
U.S. government agencies	104,979	—	(3,281)	101,698	—
Preferred and common stock	5,129	88	—	5,217	—
Corporate bonds	109,564	670	(1,700)	108,534	—
Trust preferred securities	36,174	3,559	—	39,733	—
Foreign Bonds	2,995	20		3,015	—
Other securities	12,166	81	(147)	12,100	—

Total Available for Sale	$327,635	$4,544	$(5,990)	$326,189	$—

Deposits
     The average balance of Royal Bancshares’ deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	(in thousands)
	2007		2006		2005
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits
Non interest bearing	$68,562	—	$62,641	—	$68,308	—
Interest bearing (NOW)	52,975	2.24%	59,472	2.48%	33,732	0.91%
Money market deposits	199,921	4.24%	226,920	3.28%	321,655	2.22%
Savings deposits	16,461	0.52%	18,549	0.53%	21,814	0.58%
Certificate of deposit	531,965	5.15%	393,685	4.70%	254,031	3.92%

Total deposits	$869,884		$761,267		$699,540

     The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
	(in thousands)
	2007	2006
Three months or less	$48,139	$6,980
Over three months through twelve months	98,630	86,167
Over twelve months through five years	117,787	191,397
Over five years	694	940

Total	$265,250	$285,484

Short and Long Term Borrowings

	Year ending December 31,
	(in thousands)
	2007	2006	2005	2004	2003
Short term borrowings	$102,000	$53,000	$104,500	$17,500	$—
Long term borrowings
Other borrowings	5,411	5,587	—	—	—
Obligations through RE owned via equity invest(1)	18,566	29,342	47,356	56,249	—
Subordinated debt	25,774	25,774	25,774	25,774	—
FHLB advances	187,500	187,500	249,500	204,500	212,000

Total borrowings	$339,251	$01,203	$427,130	$304,023	$212,000

(1)	This obligation is consolidated from requirements under FIN (46) R of which $0 is guaranteed by Royal Bancshares.
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

As of December 31, 2007 (dollars in Thousands)
	Market Value of	Percent of
Changes in Rates	Portfolio Equity	Change
+ 200 basis points	138,756	-5.2%
+ 100 basis points	144,504	-1.3%
Flat rate	146,367	—
- 100 basis points	141,993	-3.0%
- 200 basis points	131,724	-10.0%
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
RECENT ACCOUNTING PRONOUNCEMENTS
     See Footnote A in the financial statements attached hereto for a discussion on recent accounting pronouncements.
(The remainder of the page was intentionally left blank)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Royal Bancshares of Pennsylvania, Inc.
Narberth, Pennsylvania
We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. Royal Bancshares of Pennsylvania, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Bancshares of Pennsylvania, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed on Note A to the consolidated financial statements, Royal Bancshares of Pennsylvania, Inc. adopted the provisions of Financial Accounting Standards Board No. 123 (revised) Share Based Payments on January 1, 2006.
As discussed in Note A to the consolidated financial Statements, Royal Bancshares of Pennsylvania, Inc. adopted the provisions of Financial Accounting Standards Board No. 158 Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Royal Bancshares of Pennsylvania, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an adverse opinion.
Beard Miller Company LLP
Reading, Pennsylvania
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Royal Bancshares of Pennsylvania, Inc.
Narberth, Pennsylvania
We have audited Royal Bancshares of Pennsylvania Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Royal Bancshares of Pennsylvania, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (1) the Company did not have adequate controls over accounting for impaired loans and their related specific allowances as of December 31, 2007 in accordance with Statement of Financial Accounting Standards No. 114 (SFAS No. 114) and SEC Staff Accounting Bulletin No. 102 (SAB No. 102), due primarily to documentation deficiencies and the failure to obtain updated appraisals (2) the Company did not have sufficient policies and procedures in place to properly account for investments in real estate joint ventures in accordance to American Institute of Certified Public Accountants Practice Bulletin 1 and for real estate partnerships in accordance to SFAS No. 66, Accounting for Sales of Real Estate and Accounting Research Bulletin No. 51, Consolidated Financial Statements and (3) a lack of effective controls over the financial statement reporting process, including controls to ensure that footnote disclosures are complete and accurate, and timely preparation and review of the financial statements and related footnotes.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Royal Bancshares of Pennsylvania Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and, and cash flows of Royal Bancshares of Pennsylvania, Inc. and subsidiaries, and our report dated March 17, 2008 expressed an unqualified opinion.
Beard Miller Company LLP
Reading, Pennsylvania
March 17, 2008

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands, except share data)
ASSETS
Cash on hand	$8,785	$13,426
Interest bearing deposits	1,120	66,810
Federal funds sold	1,000	2,200

Total cash and cash equivalents	10,905	82,436

Investment securities held to maturity (fair value of $143,456 and $254,249 in 2007 and 2006, respectively)	142,905	255,429
Investment securities available for sale at fair value	375,328	302,036
Federal Home Loan Bank stock, at cost	13,462	11,276

Total investment securities and FHLB stock	531,695	568,741

Loans and leases	644,475	592,214
Less allowance for loan and lease losses	19,282	11,455

Net loans and leases	625,193	580,759

Premises and equipment, net	7,441	7,766
Accrued interest receivable	15,256	16,494
Real estate owned via equity investment	23,967	42,514
Investment in real estate joint ventures	7,739	10,744
Bank owned life insurance	23,781	22,906
Other assets	32,498	23,951

Total Assets	$1,278,475	$1,356,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$59,573	$61,002
Interest bearing	710,579	798,455

Total deposits	770,152	859,457

Accrued interest payable	8,600	10,654
Borrowings	294,911	246,087
Obligations related to real estate owned via equity investment	18,566	29,342
Subordinated debentures	25,774	25,774
Other liabilities	12,238	18,593

Total liabilities	1,130,241	1,189,907

Minority interests	1,867	3,150
Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 11,329,431 and 11,287,462 shares in 2007 and 2006, respectively	22,659	22,575
Class B, par value $0.10 per share; authorized, 3,000,0000 shares; issued, 2,096,646 and 2,108,827 in 2007 and 2006, respectively	210	211
Additional paid in capital	122,578	121,542
Retained earnings	8,527	23,464
Accumulated other comprehensive loss	(1,582)	(2,273)

	152,392	165,519

Treasury stock - 398,488 and 215,388 Class A shares, at cost, in 2007 and 2006	(6,025)	(2,265)

Total stockholders’ equity	146,367	163,254

Total liabilities and stockholders’ equity	$1,278,475	$1,356,311

     The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Interest income
Loans and leases, including fees	$56,518	$63,379	$46,995
Investment securities held to maturity	10,032	11,830	10,122
Investment securities available for sale:
Taxable interest	18,068	17,302	19,154
Tax exempt interest	75	75	75
Deposits in banks	1,896	377	56
Federal funds sold	147	43	58

TOTAL INTEREST INCOME	86,736	93,006	76,460

Interest expense
Deposits	37,140	27,528	17,549
Borrowings	11,110	15,736	13,690
Obligations related to real estate owned via equity investments	623	3,108	557

TOTAL INTEREST EXPENSE	48,873	46,372	31,796

NET INTEREST INCOME	37,863	46,634	44,664

Provision for loan losses	13,026	1,803	1

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,837	44,831	44,663

Other income
Service charges and fees	1,348	1,404	1,293
Net gains on investment securities available for sale	5,358	383	227
Gain on sale of premises and equipment related to real estate owned via equity investments	1,860	3,036	16,779
Gains on sales related to real estate joint ventures	350	—	—
Income related to real estate owned via equity investments	1,384	3,591	747
Gain from refinance of assets related to real estate owned via equity investments	—	—	1,892
Gains on sales of other real estate	1,111	2,129	2,494
Gains on sales of loans and leases	404	379	508
Income from bank owned life insurance	875	847	845
Other income	198	202	41

TOTAL OTHER INCOME	12,888	11,971	24,826

Other expenses
Salaries and wages	9,220	9,931	10,094
Employee benefits	2,995	2,787	3,394
Stock option expense	657	733	—
Occupancy and equipment	1,873	1,644	1,611
Expenses related to real estate owned via equity investments	1,590	1,606	262
Impairment of real estate joint venture	5,927	—	—
Impairment of real estate owned via equity investments	8,500	—	—
Pennsylvania shares tax	1,158	1,082	992
Other operating expenses	8,112	6,869	8,378

TOTAL OTHER EXPENSE	40,032	24,652	24,731

Minority interests	(1,303)	567	68

(LOSS) INCOME BEFORE INCOME TAXES	(1,004)	31,583	44,690

(Benefit) income taxes	(1,568)	10,015	12,637

NET INCOME	$564	$21,568	$32,053

Per share data
Net income — basic	$0.04	$1.60	$2.39

Net income — diluted	$0.04	$1.59	$2.37

Cash dividends — Class A shares	$1.15	$1.11	$0.98

Cash dividends — Class B shares	$1.32	$1.28	$1.12

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2007, 2006, 2005
(In thousands, except dividend per share data)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	earnings	income (loss)	stock	Income

Balance, January 1, 2007	11,287	$22,575	2,108	$211	$121,542	$23,464	$(2,273)	$(2,265)

Net Income for the year ended December 31, 2007						564			$564
Adjustment related to adoption of FASB No. 158, net of taxes							1,006
Conversion of Class B common stock to Class A common stock	14	28	(12)	(1)		(27)
Cash in lieu of fractional shares						(14)
Stock dividend adjustment			1		(13)	13
Stock options exercised	28	56			278
Stock option expense					657
Tax benefit stock options					114
Purchase of treasury stock								(3,760)
Cash dividends on common stock (Class A $1.15, Class B $1.3225)						(15,473)
Other comprehensive loss, net of reclassifications and taxes							(315)		(315)

Comprehensive income									$249

Balance, December 31, 2007	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)

The accompanying notes are an integral part of these statements.
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2007, 2006, 2005
(In thousands, except dividend per share data)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehensive	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	B-Shares	Capital	earnings	income (loss)	stock	Income

Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)

Net Income for the year ended December 31, 2006							21,568			$21,568
Conversion of Class B common stock to Class A common stock	5	11	(5)	(1)			(10)
Stock Dividend, 5%, declared (December)	527	1,054	100	11		15,588	(16,653)
Undistributed shares registered (20 shares)			20	2	(2)	22
Cash in lieu of fractional shares							(12)
Stock option exercised	55	110				556
Stock options expense						733
Tax benefit stock options						358
Adjustment, to initially apply FASB No. 158, net of tax								(2,504)
Cash dividends on common stock (Class A $1.11, Class B $1.28)							(14,256)
Other comprehensive income, net of reclassifications and taxes								1,171		1,171

Comprehensive income										$22,739

Balance, December 31, 2006	11,287	$22,575	2,108	$211	$—	$121,542	$23,464	$(2,273)	$(2,265)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2007, 2006, 2005
(In thousands, except dividend per share data)

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	Paid in	Retained	comprehensive	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	B-Shares	Capital	earnings	income (loss)	stock	Income

Balance, January 1, 2005	10,277	$20,553	$1,939	$194		$92,037	$26,558	$3,799	$(2,265)
Net Income for the year ended December 31, 2005							32,053			$32,053
Conversion of Class B common stock to Class A common stock	6	11	(4)	(1)			(11)
Stock Dividend, 2%, declared (January)	201	402	39	3		6,481	(6,887)
Stock Dividend, 2%, declared (December)	206	412	19	3	2	5,599	(6,015)
Cash in lieu of fractional shares							(12)
Stock options exercised	10	22				115
Tax benefit stock options						53
Cash dividends on common stock (Class A $0.98 Class B $1.12)							(12,859)
Other comprehensive income, net of reclassifications and taxes								(4,739)		(4,739)

Comprehensive income										$27,314

Balance, December 31, 2005	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$564	$21,568	$32,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,306	1,454	1,307
Stock compensation expense	657	733	—
Provision for loan losses	13,026	1,803	1
Amortization of premiums and discounts on loans, mortgage-backed securities and investments	(2,793)	(2,415)	(1,106)
Income tax benefit on stock options	—	—	53
(Benefit) provision for deferred income taxes	(4,118)	(1,937)	189
Gains on sales of other real estate	(1,111)	(2,129)	(2,494)
Gains from sales related to real estate owned via equity investment	(264)	—	—
Gain on sales of real estate joint ventures	(350)	—	—
Gains on sales of loans	(404)	(379)	(508)
Net gains on sales of investment securities	(5,358)	(383)	(227)
Distributions from investments in real estate	(167)	(645)	—
Gain from sale of premises of real estate owned via equity investment	(1,860)	(3,036)	(16,779)
Impairment of real estate owned via equity investments	8,500	—	—
Gain from refinance of assets — Variable Interest Entity	—	—	(1,892)
Income from bank owned life insurance	(875)	(847)	(845)
Impairment of real estate joint venture	5,927	—	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,238	(1,651)	(1,400)
(Increase) decrease in other assets	(2,502)	9,938	9,061
(Decrease) increase in accrued interest payable	(2,054)	4,048	1,004
Minority Interest	(1,283)	—	—
(Decrease) increase in other liabilities	(4,235)	3,614	3,807

Net cash provided by operating activities	3,844	29,736	22,224

Cash flows from investing activities
Proceeds from calls and maturities of investment securities held to maturity	115,024	38	46,685
Purchases of investment securities held to maturity	(2,500)	—	(90,025)
Proceeds from calls/maturities of investment securities available for sale	105,041	40,408	38,066
Proceeds from sales of investment securities available for sale	20,773	4,613	13,897
Purchase of investment securities available for sale	(194,839)	(19,363)	(25,137)
(Purchase) redemption of Federal Home Loan Bank stock	(2,186)	5,797	(5,973)
Net increase in loans	(57,524)	(57,404)	(93,509)
Proceeds from sale of OREO	2,174	6,376	9,137
Purchase of premises and equipment	(728)	(848)	(900)
Net proceeds from sale of premises of real estate owned via equity investments	19,368	26,303	88,171
Net cash disbursed to partners in real estate owned via equity investments	—	—	(22,068)
Distributions from real estate owned via equity investments	167	645	—
Net increase in real estate joint ventures	(2,572)	—	—
Net increase in real estate owned via equity investments	(7,451)	(7,572)	(58,691)

Net cash (used) in investing activities	(5,253)	(1,007)	(100,347)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
	(In thousands, except share data)
Cash flows from financing activities:
Decrease in non-interest bearing and interest bearing demand deposits and savings accounts	$(29,009)	$(21,088)	$(164,396)
Increase (decrease) in certificates of deposit	(60,296)	183,135	119,424
Principal payments on mortgage	(67)	(65)	(63)
Repayments from short term borrowings	49,000	(51,500)	87,000
Repayments from long term borrowings	(175)	(56,413)	45,000
Mortgage debt incurred for real estate owned via equity investments	—	—	65,097
Repayment of mortgage debt of real estate owned via equity investments	(10,776)	(18,014)	(57,472)
Income tax benefit on stock options	114	358	—
Cash dividends paid	(15,473)	(14,256)	(12,859)
Cash in lieu of fractional shares	(14)	(11)	(12)
Purchase of treasury stock	(3,760)	—	—
Issuance of common stock under stock option plans	334	666	190

Net cash provided by (used in) financing activities	$(70,122)	$22,812	$81,909

Net increase (decrease) in cash and cash equivalents	(71,531)	51,541	3,786

Cash and cash equivalents at beginning of period	82,436	30,895	27,109

Cash and cash equivalents at end of period	$10,905	$82,436	$30,895

Supplemental Disclosure
Cash paid during the year for Interest	$50,927	$42,324	$30,792

Income taxes	$6,814	$8,958	$13,450

Transfer of loans to foreclosed assets	$1,188	$1,285	$5,053

The accompanying notes are an integral part of these statements.
(The remainder of the page was intentionally left blank)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares”), through its wholly owned subsidiaries Royal Bank America (Royal Bank) and Royal Asian Bank (“Royal Asian”), (collectively known as the “Banks”), offers a full range of banking services to individual and corporate customers located in Midatlantic states. The Banks compete with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of both Banks with respect to one or more of the services it renders.
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Royal Bancshares and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Captive Insurance Company, Royal Preferred, LLC, Royal Asian (effective July 17, 2006), and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, and the following which are owned 60% by Royal Bank America: Royal Bank America Leasing, LP, RBA ABL Group, LP, RBA Capital, LP, Crusader Servicing Corporation and Royal Tax Lien Services, LLC. Both of Royal Bancshares’ Trusts are not consolidated as further discussed in Note A-19. All significant inter-company transactions and balances have been eliminated.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenditures for the period. Therefore, actual results could differ significantly from those estimates.
The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the valuation of deferred tax assets, real estate owned via equity investment, investment in real estate joint ventures, and other than temporary impairment losses on investment securities. In connection with the allowance for loan losses estimate, when circumstances warrant, management obtains independent appraisals for significant properties. However, future changes in real estate market conditions and the economy could affect Royal Bancshares’ allowance for loan losses.
In addition to being subject to competition from other financial institutions, Royal Bancshares is subject to regulations of certain federal agencies and, accordingly, it is periodically examined by those regulatory authorities.

(The remainder of the page was intentionally left blank.)
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
In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under insurance contracts. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. This did not have a material effect on Royal Bancshares’ consolidated financial position or results of operations.
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
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or the balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. Royal Bancshares adoption of SAB No. 108 in 2006 did not impact the 2006 reported financial position or results of operations. Royal Bancshares applied SAB No. 108 in considering the effects of prior year misstatements when quantifying misstatements in the 2006 and 2007 financial statements (see note 18).
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value of Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. Royal Bancshares did not elect early adoption of SFAS No. 157. Royal Bancshares is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.
In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. Royal Bancshares does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Royal Bancshares is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.
In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Royal Bancshares is evaluating the effect of adopting FSP FIN 39-1 on our Consolidated Financial Statements.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Royal Bancshares is currently assessing the impact of FAS 160 on its financial statements.
In December 2007, the FASB issued FASB Statement No. 141(Revised 2007) (FASB 141(R)), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. FAS 141(R) may not be adopted before that date. Royal Bancshares is currently assessing the impact of FAS 141(R) on its financial statements.
SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB No. 110 is effective January 1, 2008. Royal Bancshares does not expect SAB No.110 to have a material impact on its consolidated financial statements.
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Royal Bancshares to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value line.
4. Transfer of Financial Assets
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
5. Loans and Allowance for Loan Losses
The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by credit category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.
The formula allowance, which is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories that are classified as either doubtful, substandard, or special mention. This formula incorporates the average of the two highest years of the historical loss experienced over the prior five years. The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio including: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, and (5) changes in economic conditions on both a local and national level.
A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company’s calculation of the potential loss in individual loans. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio when management becomes aware that losses incurred may exceed those determined by application of the risk factors.
Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Accretion of unearned discounts on loans has been added to the related interest income. Accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of interest is doubtful and generally when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, accrued interest for the current and prior years is reversed.
The Bank utilizes the effective yield interest method for recognizing interest income as required by SFAS 91. This pronouncement also guides our accounting for nonrefundable fees and costs associated with lending activities such as discounts, premiums, and loan origination fees. In the case of loan restructurings, if the terms of the new loan resulting from a loan refinancing or restructuring other than a troubled debt restructuring are at lease as favorable to the Bank as the
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
terms for comparable loans to other customers with similar collection risks who are not refinancing or restructuring a loan with the Bank, the refinanced loan is accounted for as a new loan. This condition is met if the new loan’s effective yield is at least equal to the effective yield for such loans. Any unamortized net fees or costs and any prepayment penalties from the original loan shall be recognized in interest income when the new loan is granted.
Royal Bancshares accounts for guarantees in accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Royal Bancshares has financial and performance letters of credit. Financial letters of credit require a company to make a payment if the customer’s condition deteriorates, as defined in agreements. Performance letters of credits require Royal Bancshares to make payments if the customer fails to perform certain non-financial contractual obligations.
6. Other Real Estate
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Other real estate owned of approximately $1,048,000 and $924,000 at December 31, 2007 and 2006, respectively, is included in other assets on the consolidated balance sheets. Real estate acquired in settlement of loans during 2007, 2006, and 2005 was approximately $1,188,000, $1,285,000 and $5,053,000, respectively.
7. Premises and Equipment
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
8. Investments in Real Estate Joint Ventures
The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans in the third quarter of 2007. As a result of this review, the Company determined three (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. The Company has reclassified these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. As of December 31, 2006, one investment in the amount of $4.7 million was to fund the
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
purchase of property for construction of an office and residential building and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. As of December 31, 2007 the investment in the construction of an office and residential building was $5.2 million. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007. This impairment was charged to operating expenses during the third quarter. Included in the December 31, 2007 investments in real estate joint ventures was a loan for a marina in Ohio in the amount of $2.5 million.
9. Bank-Owned Life Insurance
Royal Bank has purchased life insurance policies on certain executives. These policies are reflected on the balance sheet at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income.
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
12. Stock Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The costs are measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Royal Bancshares recorded compensation expense relating to stock options of $657,000 and $733,000 during 2007 and 2006, respectively.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
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
At December 31, 2007, the Company had a director stock-based, an employee stock-based, and a long term incentive compensation plans, which are more fully described in Note L. The Company had applied Accounting Principles Board Opinion No. 25 and related Interpretations, in accounting for the stock option plans prior to January 1, 2006. Under APB Opinion No. 25, stock options issued under the Company’s stock option plan had no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.
13. Benefit Plans
Royal Bancshares has a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees. Net pension expense consists of service costs and interest costs. Royal Bancshares accrues pension costs as incurred.
In September 2006, the FASB issued Statement No. 158, as an amendment to FASB Statements No. 87, 88, 106 and 132R. Statement No. 158 requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of Statement No. 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. In addition, Statement No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The adoption of Statement No. 158 as of December 31, 2006 resulted in an increase to the benefit obligation of $3.8 million and a decrease to accumulated comprehensive income by $2.5 million.
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
16. Advertising Costs
Advertising costs are expensed as incurred. Royal Bancshares’ advertising costs were $376,000, $427,000, and $360,000 for 2007, 2006, and 2005, respectively.
17. Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and adjustments to net periodic pension cost which are also recognized as separate components of equity.

	Year ended December 31, 2007
		Tax	Net of
	Before tax	(benefit)	tax
	amount	expense	amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$4,369	$1,529	$2,840
Less reclassification adjustment for gains realized in net income	5,358	1,875	3,483

Unrealized losses on investment securities	(989)	(346)	(643)
Unrecognized benefit obligation expense:
Actuarial gains	333	117	216
Less reclassification adjustment for amortization	172	60	112

	505	177	328

Other comprehensive loss, net	$(484)	$(169)	$(315)

	Year ended December 31, 2006
		Tax	Net of
	Before tax	(benefit)	tax
	amount	expense	amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$2,185	$765	$1,420
Less reclassification adjustment for gains realized in net income	383	134	249

Other comprehensive income, net	$1,802	$631	$1,171

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

	Year ended December 31, 2005
		Tax	Net of
	Before tax	(benefit)	tax
	amount	expense	amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(6,978)	$(2,387)	$(4,591)
Less reclassification adjustment for gains	—	—	—
realized in net income	227	79	148

Other comprehensive loss, net	$(7,205)	$(2,466)	$(4,739)

The components of accumulated other comprehensive loss at December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Unrecognized benefit obligation	$(1,267)	$(2,504)	$—
Unrealized (losses) gains on “AFS” investments	(643)	231	(940)
Adjustment to net periodic pension cost	328	—	—

Accumulated other comprehensive loss	$(1,582)	$(2,273)	$(940)

18. Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year’s presentation. These reclassifications had no effect on net income. In 2006 and 2005, the Bank reflected $6.6 million and $19.4 million in “Income related to equity investments in real estate” in the Consolidated Statements of Income. In this year’s presentation of 2007 to 2006 and 2005, in these statements, “Income related to equity investments in real estate” has been separated into three components for comparative purposes: “Gain from sale of premises of real estate owned via equity investment,” “Gain from refinance of assets – Variable Interest Entity,” and “Income related to equity investments in real estate.” The $19.4 million in 2005 “Income related to equity investments in real estate” has been reflected as $16.8 million, $1.9 million, and $.7 million, respectively for the three categories for 2005. The $6.6 million aggregated amount for 2006 has been reflected as $3.0 million, $0, and $3.6 million for the same comparative presentation purposes.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans in the third quarter of 2007. As a result of this review, the Company determined three (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” The Company has reclassified these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. As of December 31, 2006, one investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. As of December 31, 2007 the investment in the construction of an office and residential building was $5.2 million. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007. This impairment was charged to operating expenses during the third quarter. Included in the December 31, 2007 and 2006 investments in real estate joint ventures was a loan for a marina in Ohio in the amount of $2.5 million.
Included in the operating results for the year ended December 31, 2007 is a $1.0 million reduction to net income related to the following accounting errors: a $667,000 accounting error related to investments in real estate joint ventures, a $417,000 reduction in net income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment, and an increase in net income of $60,000 related to an error in the accounting for deferred loan costs per Statement of Financial Accounting Standards (SFAS ) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
19. Variable Interest Entities (VIE)
Real estate owned via equity investments
The Company, together with third party real estate development companies, form variable interest entities (VIEs) to construct various real estate development projects. These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with SFAS 67 and account for capitalized interest on those projects in accordance with SFAS 34, as amended by SFAS 58.
In accordance with SFAS 66, the full accrual method is used to recognize profit on real estate sales. Profits on the sales of this real estate are recorded when cash in excess of the amount of the original investment is received, and calculation of same is made in accordance with the terms of the partnership agreement. The Company is no longer obligated to perform significant activities after the sale to earn profits, and there is no continuing involvement with the property. The usual risks and rewards of ownership in the transaction had passed to the acquirer.
Royal Bancshares, together with a real estate development company, formed Brook View Investors, L.L.C. (“Brook View”) in May 2001. Brook View was formed to construct 13 apartment buildings with a total of 116 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions converted to 50% for Royal Bancshares and 50% for the development company. On October 19, 2005, Brook View sold the apartment buildings for approximately $23.7 million, which resulted in Royal Bancshares recording an after tax gain of approximately $3.3 million. The sale of this property was to an unrelated third party on a non recourse basis. As a result of the sale, Royal Bancshares discontinued consolidating the financial statements of Brook View during the fourth quarter 2005.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Royal Bancshares, together with a real estate development company, formed Burrough’s Mill Apartment, L.L.C. (“Burrough’s Mill”) in December 2001. Burrough’s Mill was formed to construct 32 apartment buildings with a total of 308 units in a gated apartment community. The development company is the general partner of the project. Royal Bancshares invested 60% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions converted to 50% for Royal Bancshares and 50% for the development company. On October 19, 2005, Burroughs Mill sold the apartment buildings which resulted in Royal Bancshares recording an after tax gain of approximately $7.6 million. The sale of this property was to an unrelated third party on a non recourse basis. As a result of the sale Royal Bancshares discontinued consolidating the financial statements of Burrough’s Mill during the fourth quarter 2005.
Royal Bancshares, together with a real estate development company, formed Main Street West Associates, L.P. (“Main Street”) in February 2002. Main Street was formed to acquire, maintain, improve, and operate office space located in Norristown, Pennsylvania. The development company is the general partner of the project. Royal Bancshares invested 93% of initial capital contributions with the development company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions converted to 50% for Royal Bancshares and 50% for the development company. On June 30, 2005, Main Street sold the property for approximately $5.3 million and paid back Royal Bancshares’s original investment plus the accrued preferred return in full. The sale of this property was to an unrelated third party on a non recourse basis. As a result of the return of capital Royal Bancshares discontinued consolidating the financial statements of Main Street during the second quarter 2005.
Royal Bancshares, together with a real estate investment company, formed 212 C Associates, L.P. (“212 C”) in May 2002. 212 C was formed to acquire, hold, improve, and operate office space located in Lansdale, Pennsylvania. The investment company is the general partner of the project. Royal Bancshares invested 90% of initial capital contributions with the investment company holding the remaining equity interest. Upon the repayment of the initial capital contributions and a preferred return, distributions converted to 50% for Royal Bancshares and 50% for the investment company. On June 7, 2005, 212 C refinanced on a non-recourse basis the debt for approximately $19.1 million with a third party lender which resulted in a distribution to Royal Bancshares of approximately $4.0 million which paid back Royal Bancshares’s original investment and accrued preferred return. In addition, Royal Bancshares received a profit of $1.8 million as result of this distribution. As a result of the transaction, Royal Bancshares no longer qualifies as the primary beneficiary and discontinued consolidating this VIE during the second quarter 2005.
In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of December 31, 2007, the company has one VIE which is consolidated into the Company’s financial statements. Royal Scully Associates, L.P. (“the Partnership”) met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners. In September 2005, the Company, together with a real estate development company, formed the Partnership. The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of December 31, 2007, the Partnership also had $18.6 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows as of December 31, 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007 which resulted in the Partnership recording an $8.5 million impairment charge. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. The Company recognized a $6.2 million reduction in pre-tax income associated with its share of the impairment recognized by the Partnership.
At December 31, 2007, the Partnership had total assets of $26.3 million of which $24.0 million is real estate as reflected on the consolidated balance sheet and total borrowings of $27.8 million, of which $9.2 million relates to the Company’s mezzanine loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in this Partnership. The $6.2 million impairment charge recognized during 2007 contributed to the overall net reduction in the Company’s investment in this project of $5.6 million.
On March 10, 2008, the Partnership received a letter of intent from a new lender to refinance the mortgages above. The new mortgages would be for the lesser of $21,492,000 or 65% of the appraised net “discounted sell out” value of the remaining units. The mortgages would have a term of 24 months, with one 12 month extension option. The mortgages would bear interest at 30 day Libor plus 300 basis points, but not less then 6.25%. Closing if the loan is subject to a customary diligence process by the bank.
Trust Preferred Securities
Management previously determined that Royal First Capital Trust I/II (“Trusts”), utilized for the Royal Bancshares’ $25,774,000 of pooled trust preferred securities issuance, qualifies as a variable interest entities under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to Royal Bancshares. The Trusts hold, as their sole asset, subordinated debentures issued by Royal Bancshares in 2004.
the remainder of page was intentionally left blank
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
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
Currently the Company has one cash flow hedge that qualifies for the short cut method at the inception of the hedge. The fair value of the cash flow hedge as of December 31, 2007 was deemed not to have a material impact on the financial statements as a whole.
At December 31, 2007 and 2006, the information pertaining to outstanding interest rate swap agreements used to hedge fixed rate loans and investments is as follows:

	December 31,
(in thousands)	2007	2006
Notional amounts	$60,502	$60,588
Weighted average pay rate	5.53%	5.52%
Weighted average receive rate	4.75%	4.58%
Weighted average maturity (years)	3.6	4.6
Fair value relating to interest rate swaps	$336	$(1,074)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The change in the notional amount of the swaps from 2006 to 2007 is related to the amortization of a cash flow hedge swap during 2007. The fair value on the interest rate swaps included above is estimated by using characteristics such as the current interest environment and the present value of future payments between the Company and its counterparties.
Collateral Requirements
At December 31, 2007, Royal Bancshares was required to maintain collateral related to the market value changes on interest rate swaps. The collateral is in the form of a government sponsored mortgage-backed security.
21. Restrictions on Cash and Amounts Due From Banks
Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $100,000 and $6,818,000, respectively. At December 31, 2007 Royal Asian was not required to maintain an average balance with the Federal Reserve Bank.
22. Federal Home Loan Bank Stock
Federal law requires that a member institution of the Federal Home Loan Bank System to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost.
23. Significant Concentration of Credit Risk
Most of Royal Bancshares’ activities are with customers located within Pennsylvania, New Jersey and Delaware. Note C discusses the types of securities in which Royal Bancshares invests. Note D discusses the types of lending in which Royal Bancshares engages. No substantial portion of loans or investments are concentrated within a single industry or group of related industries. Royal Bancshares’ commercial portfolio has a concentration in loans to commercial real estate investors and developers. There are numerous risks associated with commercial loans that could impact the borrower’s ability to repay on a timely basis. They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity. Royal Bancshares has seen a deterioration in economic conditions as it pertains to real estate loans. Construction loans and non-residential real estate loans represent 69% and 25%, respectively of the $25.4 million in non-accrual loans at December 31, 2007.
Royal Bancshares attempts to mitigate these risks by making an analysis of the borrower’s business and industry history, its financial position, as well as that of the business owner. The Company will also require the borrower to provide financial information on the operation of the business periodically over the life of the loan. In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.

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
As a result of FIN 46(R), as of December 31, 2007 and 2006 Royal Bancshares is reporting on a consolidated basis its interest in one real estate owned via an equity investment, which has different characteristics than the community banking segment. Royal Bancshares has an investment in an apartment complex that is being converted into condominiums.
The accounting policies used in this disclosure of business segments are the same as those described in the summary of significant accounting policies.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE B – SEGMENT INFORMATION — Continued
Selected segment information and reconciliations to consolidated financial information are as follows:

	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investment	Consolidated
December 31, 2007
Total assets	$1,192,553	$63,211	$22,711	$1,278,475

Total deposits	770,152			770,152

Interest income	$81,034	$5,702	$—	$86,736
Interest expense	44,961	3,289	623	48,873

Net interest income (loss)	36,073	2,413	(623)	37,863
Provision for loan losses	12,876	150	—	13,026
Total non-interest income	9,005	1,069	2,814	12,888
Total non-interest expense	22,371	1,644	1,590	25,605
Impairment-real estate joint venture	5,927	—	—	5,927
Impairment-real estate owned via equity investment	—	—	8,500	8,500
Minority interest	34	173	(1,510)	(1,303)
Income tax expense (benefit)	132	536	(2,236)	(1,568)

Net income (loss)	$3,738	$979	$(4,153)	$564

December 31, 2006
Total assets	$1,268,104	$43,672	$44,535	$1,356,311

Total deposits	859,457	—	—	859,457

Interest income	$88,459	$4,547	$—	$93,006
Interest expense	39,941	3,323	3,108	46,372

Net interest income (loss)	48,518	1,224	(3,108)	46,634
Provision for loan losses	1,778	25	—	1,803
Total non-interest income	3,871	1,473	6,627	11,971
Total non-interest expense	20,882	2,164	1,606	24,652
Minority interest	(178)	111	634	567
Income tax expense	9,337	230	448	10,015

Net income	$20,570	$167	$831	$21,568

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE B – SEGMENT INFORMATION – Continued

	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investment	Consolidated
December 31, 2005
Total assets	$1,187,825	$52,162	$61,032	$1,301,019

Total deposits	697,409	—	—	697,409

Interest income	$71,733	$4,727	$—	$76,460
Interest expense	28,377	2,862	557	31,796

Net interest income (loss)	43,356	1,865	(557)	44,664
Provision for loan losses	—	1	—	1
Total non-interest income	3,827	1,581	19,418	24,826
Total non-interest expense	21,683	2,786	262	24,731
Minority interest	(41)	145	(36)	68
Income tax expense	5,818	297	6,522	12,637

Net income	$19,723	$217	$12,113	$32,053

Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $3,289,000, $3,323,000, and $2,862,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of Royal Bancshares’ investment securities held to maturity and available for sale are summarized as follows (in thousands):

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Fair	Carrying
	cost	gains	losses	value	value
Investment securities held to maturity
Mortgage backed securities	$105	$—	$—	$105	$105
U.S. government agencies	80,000	13	(234)	79,779	80,000
Other debt securities	62,800	1,512	(740)	63,572	62,800

Total held to maturity	$142,905	$1,525	$(974)	$143,456	$142,905

Investment securities available for sale
Mortgage backed securities	$33,090	$383	$(188)	33,285	$33,285
U.S. government agencies	104,982	51	(153)	104,880	104,880
Preferred and common stock	20,696	17	(821)	19,892	19,892
CMOs	82,316	965	(155)	83,126	83,126
Corporate bonds	86,205	464	(1,241)	85,428	85,428
Trust preferred securities	44,118	2,151	(2,168)	44,100	44,100
Other securities	4,557	60	—	4,617	4,617

Total available for Sale	$375,964	$4,091	$(4,726)	$375,328	$375,328

The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES — Continued

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Fair	Carrying
	cost	gains	losses	value	value
Investment securities held to maturity
Mortgage backed securities	$129	$—	$—	$129	$129
U.S. government agencies	195,000	—	(2,820)	192,180	195,000
Other debt securities	60,300	2,065	(425)	61,940	60,300

	$255,429	$2,065	$(3,245)	$254,249	$255,429

Investment securities available for sale
Mortgage backed securities	$27,630	$—	$(709)	$26,921	$26,921
U.S. government agencies	104,980	—	(3,408)	101,572	101,572
Preferred and common stock	15,961	1,703	(62)	17,602	17,602
CMOs	20,071	10	(295)	19,786	19,786
Corporate bonds	81,247	174	(382)	81,039	81,039
Trust preferred securities	38,657	2,828	—	41,485	41,485
Other securities	13,135	496	—	13,631	13,631

Total available for Sale	$301,681	$5,211	$(4,856)	$302,036	$302,036

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES — Continued
The amortized cost and fair value of investment securities at December 31, 2007, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2007
	Held to maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Within 1 year	$50,275	$50,051	$24,918	$24,465
After 1 but within 5 years	92,532	93,307	113,972	113,422
After 5 but within 10 years	38	38	22,519	20,507
After 10 years	60	60	189,234	192,418
No contractual maturity	—	—	25,321	24,516

	$142,905	$143,456	$375,964	$375,328

Proceeds from the sales of investment securities available for sale during 2007, 2006 and 2005 were $20,713,000, $4,613,000, and $13,897,000, respectively, resulting in gross realized gains (losses) of $5,358,000 ($0), $383,000 ($0), and $300,000 ($73,000) during 2007, 2006, and 2005, respectively. Royal Bancshares recorded a tax expense equivalent to 35% of the gains which resulted in a tax expense of $1,875,300, $134,000, and $79,000 during 2007, 2006, and 2005, respectively.
As of December 31, 2007, investment securities with a book value of $53,555,000 were pledged as collateral to secure advances with the Federal Home Loan Bank.
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES — Continued
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	value	losses	value	losses	value	losses

Investment securities held to maturity
U.S. government Agencies	$—	$—	$69,767	$(234)	$69,767	$(234)
Other debt securities	9,260	(740)	—	—	9,260	(740)

Total held to maturity	$9,260	$(740)	$69,767	$(234)	$79,027	$(974)

Investment securities available for sale
U.S. government agencies	—	—	59,847	(153)	59,847	(153)
Mortgage backed securities	$—	$—	$22,987	$(188)	$22,987	$(188)
Preferred and common stock	19,048	(699)	786	(122)	19,834	(821)
CMO’s	3,187	(1)	16,218	(154)	19,405	(155)
Corporate bonds	33,226	(1,135)	7,406	(106)	40,632	(1,241)
Trust Preferreds	5,096	(2,168)	—	—	5,096	(2,168)
Other	1,316	—	—	—	1,316	—

Total Available for Sale	$61,873	$(4,003)	$107,244	$(723)	$169,117	$(4,726)

Total temporarily impaired securities	$71,133	$(4,743)	$177,011	$(957)	$248,144	$(5,700)

In management’s opinion the unrealized losses on debt securities reflect changes in interest rates subsequent to the purchase of specific securities. At December 31, 2007, there were 16 securities in the less than twelve month category and 19 in the twelve or more month category and of the $248 million fair value of investments, $153 million consisted of government bond, government secured mortgage backed securities which maintain an AAA rating, and $39.2 million consisted of preferred and common stock ownership in financial institutions and separately managed account. Royal Bancshares has the ability and intent to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairments of the securities.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE C — INVESTMENT SECURITIES – Continued
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2006	value	losses	value	losses	value	losses

Investment securities held to maturity
U.S. government Agencies	$—	$—	$192,180	$(2,820)	$192,180	$(2,820)
Other debt securities	24,575	(425)	—	—	24,575	(425)

Total held to maturity	$24,575	$(425)	$192,180	$(2,820)	$216,755	$(3,245)

Investment securities available for sale
U.S. government agencies	$—	$—	$101,572	(3,408)	$101,572	$(3,408)
Mortgage backed securities	11,962	(274)	14,901	(435)	26,863	(709)
Preferred and common stock	830	(62)	—	—	830	(62)
CMO’s	—	—	18,900	(295)	18,900	(295)
Corporate bonds	10,538	(9)	37,032	(373)	47,570	(382)

Total Available for Sale	$23,330	$(345)	$172,405	$(4,511)	$195,735	$(4,856)

Total temporarily impaired securities	$47,905	$(770)	$364,585	$(7,331)	$412,490	$(8,101)

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE D – LOANS AND LEASES
Major classifications of loans are as follows (in thousands):
Loans and Lease Financing Receivables

	As of December 31,
	(in thousands)
	2007	2006
Loans secured by real estate:
Construction and land development	$173,192	$172,745
Construction and land development — mezzanine	4,904	5,177
Secured by 1-4 family residential properties:
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	2,094	4,585
All other loans secured by 1-4 family residential properties:
Secured by first liens	32,485	33,868
Secured by junior liens	7,707	4,885
Secured by multi family (5 or more) residential properties	6,887	3,953
Secured by multi family (5 or more) res. Properties — mezzanine	275	2,129
Secured by non-farm nonresidential properties	262,550	268,162
Secured by non-farm nonresidential properties — mezzanine	10,778	8,283
Tax certificates	46,090	32,235
Commercial and industrial loans	77,793	43,019
Loans to individuals for household, family, and other personal expenditures	1,157	1,088
Obligations of state and political subdivisions in the U.S.	63	78
Lease financing receivables (net of unearned income)	19,778	13,404
All other loans	267	167
Less: Net deferred loan fees	1,545	1,564

Total loans and leases, net of unearned income	$644,475	$592,214

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $25,400,000 and $6,560,000 at December 31, 2007 and 2006, respectively. If interest had been accrued, such income would have been approximately $2,970,000, $683,000, and $506,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Management believes it has adequate collateral to limit its credit risk with these loans.
Royal Bancshares granted loans to the officers and directors of Royal Bancshares and to their associates. In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $4,326,000 and $11,434,000 at December 31, 2007 and 2006, respectively. During 2007 there were no new loans approved.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE D – LOANS AND LEASES
The Company classifies its leases as capital leases, in accordance to Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, as amended by SFAS 98 and 145. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The total of impaired loans at December 31, 2007 was $24.4 million and the average year to date December 31, 2007 impaired loans were $22.8 million. The specific reserve related to impaired loans was $4.6 million at December 31, 2007. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. The income recognized on impaired loans was $763,000 during 2007. The income recognized on impaired loans during 2007 was the result of the Company receiving principal and interest payments in full on impaired loans.
The balance of impaired loans at December 31, 2006 was $13.5 million. The income recognized on impaired loans during 2006 and 2005 was $641,000 and $0, respectively. The average balance of impaired loans at December 31, 2006 was $13.8 million. At December 31, 2006 there was $3.6 million of specific reserves for impaired loans.
Total cash collected on impaired loans during 2006, 2005 and 2004, was $2,561,000, $3,001,000 and $919,000 of which $1,920,000, $3,001,000 and $919,000 were credited to the principal balance outstanding on such loans, respectively.
Royal Bancshares’ policy for interest income recognition on impaired loans is to recognize income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Royal Bancshares. If these factors do not exist, Royal Bancshares does not recognize income.
Royal Bancshares grants commercial and real estate loans primarily in the greater Philadelphia metropolitan area. Royal Bancshares has concentrations of credit risk in real estate development loans at December 31, 2007. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the economic sector.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE D — LOANS AND LEASES — Continued
Changes in the allowance for loan and lease losses were as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Balance at the beginning of the year	$11,455	$10,276	$12,519
Charge-offs	(5,466)	(745)	(2,335)
Recoveries	267	121	91

Net charge-offs	(5,199)	(624)	(2,244)
Provision for loan losses and leases	13,026	1,803	1

Balance at the end of year	$19,282	$11,455	$10,276

NOTE E — PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows (in thousands):

	Estimated
	Useful
	Lives	2007	2006
Land	—	$2,396	$2,396
Buildings and leasehold improvements	5 - 31.5 years	8,149	7,854
Furniture, fixtures and equipment	3 - 7 years	6,198	5,772

		16,743	16,022
Less accumulated depreciation and amortization		9,302	8,256

		$7,441	$7,766

Depreciation and amortization in expense, related to premises and equipment, was approximately $1,053,000, $1,242,000, and $1,300,000 for the years ended 2007, 2006, and 2005, respectively. Depreciation and amortization related to real estate owned via equity investments is not included in the above table.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – Continued
NOTE F – DEPOSITS
Deposits are summarized as follows (in thousands):

	2007	2006
Demand	$59,573	$61,002
NOW	52,766	52,585
Money Market	197,678	223,606
Savings	15,352	17,185
Time, $100 and over	265,250	285,484
Other time	179,533	219,595

	$770,152	$859,457

Maturities of time deposits for the next five years and thereafter are as follows (in thousands):

2008	$298,582
2009	33,195
2010	74,754
2011	33,312
2012	1,903
Thereafter	3,037

$444,783

(The remainder of the page was intentionally left blank)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE G — BORROWINGS
1. Advances from the Federal Home Loan Bank
At December 31, 2007, advances from the Federal Home Loan Bank (FHLB) totaling $289,500,000 will mature within one day to six years. The advances are collateralized by FHLB stock, government agencies and mortgage-backed securities. These advances had a weighted average interest rate of 4.42%. The average balance of advances with the FHLB during 2007 was $200,276,000. Royal Bancshares available borrowing capacity is based on qualified collateral as of December 31, 2007. The remaining borrowing capacity at December 31, 2007 was approximately $246 million.
At December 31, 2006, advances from the Federal Home Loan Bank (FHLB) totaling $240,500,000 will mature within one day to seven years. These advances had a weighted average interest rate of 4.67%. The average balance of advances with FHLB during 2006 was $306,207,000.
Outstanding FHLB borrowings mature as follows with their corresponding weighted average rates (in thousands):

2008	4.36%	$102,000
2009	5.58%	15,000
2010	5.30%	92,500
2011	0.00%	—
2012	4.32%	30,000
Thereafter	2.64%	50,000

		$289,500

2. Other borrowings
Royal Bancshares has a note payable with PNC Bank at December 31, 2007 in the amount of $5.4 million with a maturity date of August 25, 2016. The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly. The interest rate at December 31, 2007 and 2006 was 4.95%and 5.47%, respectively.
As of December 31, 2007, investment securities with a book value of $10,000,000 were pledged as collateral to secure borrowings with the PNC Bank.
3. Unsecured federal funds advances
Royal Bank has a $10 million credit line with Wachovia Bank that matures in 2008. As of December 31, 2007 and 2006, $0 was outstanding. Royal Bank has a $60 million credit line with PNC Bank that matures in 2008. As of December 31, 2007 and 2006, $0 was outstanding.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE G — BORROWINGS – Continued
4. Subordinated Debentures
On October 27, 2004, Royal Bancshares completed a private placement of an aggregate of $25.0 million of Trust Preferred Securities through two newly-formed Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts). As part of this transaction, Royal Bancshares issued an aggregate principal amount of $12,877,000 of floating rate junior subordinate debt securities to Trust I, which debt securities bear an interest rate of 7.14% at December 31, 2007, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12,887,000 of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities bear an initial interest rate of 5.80% until December 2009 and then which will reset quarterly at 3-month LIBOR plus 2.15%.
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
NOTE H — LEASE COMMITMENTS
Royal Bancshares leases various premises under non-cancelable operating lease agreements, which expire through 2012 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31:

2008	$990,043
2009	779,036
2010	509,161
2011	199,295
2012	45,841
Thereafter	—

$2,523,376

Rental expense for all leases was approximately $1,057,000, $816,000, and $716,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
On December 20, 2006, Royal Bancshares’ Board of Directors declared a 5% stock dividend to shareholders of Class “A” and Class “B” of record on January 3, 2007, which was paid on January 17, 2007. All weighted average and per share information has been retroactively restated. No stock dividends were declared in 2007. On May 16, 2007, the Company’s Board of Directors authorized the repurchase of up to 670,000 shares of the Company’s common stock. For the year ended December 31, 2007, 183,100 shares were repurchased at an average price of $20.54.
NOTE J — INCOME TAXES
The components of the income tax expense included in the consolidated statements of income are as follows (in thousands):

	2007	2006	2005
Income tax expense (benefit)
Current	$2,620	$11,952	$12,448
Deferred	(4,188)	(1,937)	189

	$(1,568)	$10,015	$12,637

The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2007, 2006, and 2005 is as follows (in thousands):
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE J — INCOME TAXES -Continued

Computed tax expense at statutory rate	$(351)	$11,054	$15,642
Tax-exempt income	(229)	(257)	(361)
Low-income housing tax credit	—	(544)	(545)
Nondeductible expense	78	65	—
Bank Owned Life insurance	(875)	(847)	(845)
Insurance Premium Cap I	(1,118)	—	—
Reduction of valuation allowance	—	—	(1,761)
Other, net	927	544	507

Applicable income tax expense (benefit)	$(1,568)	$10,015	$12,637

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE J — INCOME TAXES — Continued
Deferred tax assets and liabilities consist of the following (in thousands):

	2007	2006
Deferred tax assets
Allowance for loan losses	$6,749	$4,009
Asset valuation reserves	431	431
Goodwill from Knoblauch State Bank	—	270
Investment in partnerships	1,957	511
Accrued pension liability	3,239	3,546
Accrued stock-based compensation	486	256
Net operating loss carryovers from Knoblauch State Bank	1,409	1,585
Unrealized losses on investment securities available for sale	222	—
Other	—	29

	14,493	10,637

Deferred tax liabilities
Unrealized gains on investment securities available for sale	—	124
Penalties on delinquent tax certificates	183	156
Accretion on investments	369	206
Prepaid Deductions	170	—
Other	1	21

	723	507

Net deferred tax asset, included in other assets	$13,770	$10,130

(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE J — INCOME TAXES — Continued
Royal Bancshares has approximately $22 million of net operating loss carryovers from the acquisition of Knoblauch State Bank (KSB) of which $6.2 million have been utilized through December 31, 2007, $4.0 million will be utilized in future years and $12 million will expire unused. These losses will fully expire in 2009. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code.
During 2005 Royal Bancshares recorded an approximate $1.7 million decrease in tax expense, resulting from the completion of an IRS audit, with respect to a valuation allowance against the deferred tax asset derived from these net operating loss carryovers.
In addition, Royal Bancshares had approximately $15.7 million of tax goodwill from the acquisition of KSB. Royal Bancshares has fully deducted all allowable amounts of goodwill for tax purposes through December 31, 2007. The utilization of this goodwill for tax purposes was subject to the limitations under Section 382 of the Internal Revenue Code. For 2007 approximately $770,000, and for 2006 and 2005 approximately $1,353,000 has been utilized for tax purposes in connection with the KSB net operating loss carryovers and tax goodwill.
Royal Bancshares adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Bank had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes”, Royal Bancshares recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Royal Bancshares applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.
Royal Bancshares is subject to income taxes in the U. S. and various state and local jurisdictions. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE K — EARNINGS PER SHARE
Basic and diluted EPS are calculated as follows (in thousands, except per share data):

	2007
		Average shares
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS	$564	13,433	$0.04
Income available to common shareholders
Effect of dilutive securities:	—	14	0.00

Stock options

Diluted EPS
Income available to common shareholders plus	$564	13,447	$0.04

All options to purchase shares of common stock were included in the computation of 2007 diluted EPS.
(The remainder of this page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE K — EARNINGS PER SHARE — Continued

	2006
		Average shares
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS	$21,568	13,460	$1.60
Income available to common shareholders
Effect of dilutive securities:	—	111	(0.01)

Stock options

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$21,568	13,571	$1.59

All options to purchase shares of common stock were included in the computation of 2006 diluted EPS because the exercise price was less than the average market price of the common stock.

	2005
		Average shares
	Income	shares	Per share
	(numerator)	(denominator)	Amount
Basic EPS	$32,053	13,437	$2.39
Income available to common shareholders
Effect of dilutive securities:	—	100	(0.02)

Stock options

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$32,053	13,537	$2.37

All options to purchase shares of common stock were included in the computation of 2005 diluted EPS because the exercise price was less than the average market price of the common stock.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK COMPENSATION PLANS
Under Royal Bancshares’ Director’s and Employee’s Stock Option Plan, Royal Bancshares may grant options to its directors, officers and employees for up to 2,050,000 shares of common stock. Non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of Royal Bancshares’ stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. Effective January 1, 2006, Royal Bancshares adopted SFAS No. 123(R); “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. Royal Bancshares recognized compensation expense for stock options in the amounts of $657,000 and $733,000 for December 31, 2007 and 2006, respectively.
Prior to the adoption of SFAS No. 123(R), Royal Bancshares presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Cash Flow Statement of Cash flows. SFAS No. 123(R) requires the cash flows resulting from all tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $114,000 and $358,000 for December 31, 2007 and 2006, respectively, excess tax benefits classified as a financing cash inflow would have been classified as an operating cash flow if the Company had not adopted SFAS No. 123(R).
The following table illustrates the effect on Royal Bancshares’ reported net income and earnings per share, if Royal Bancshares had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation prior to the adoption date:

Year Ended
December 31,
(in thousands)	2005
Net income, as reported	$32,053
Less: Stock-based compensation costs under fair value based method for all awards, net of tax	(682)

Pro forma net income	31,371

Earnings per share –Basic As Reported	$2.39
Pro forma	2.33
Earnings per share –Diluted As Reported	2.37
Pro forma	2.32
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK COMPENSATION PLANS — Continued

	(1) 2007	(2)2007	2006	2005
Dividend yield	4.85%	4.85%	4.09%	4.85%
Expected life	7.5 years	5.5 years	7 years	7 years
Expected volatility	29.68%	26.35%	24.47%	26.64%
Risk-free interest rate	4.79%	4.58%	4.71%	4.69%

(1)	Amounts represent weighted average assumption for options granted during 2007 to employees under the Long Terrm Incentive Plan.

(2)	Amounts represent weighted average assumption for options granted during 2007 to directors under the Long Terrm Incentive Plan.
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK COMPENSATION PLANS -Continued
     A summary of the status of the Directors’ Plan is presented below:

		2007				2006			2005
		Weighted	Weighted			Weighted			Weighted
		Average	Average	Average		Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value (1)	Options	Price	Value (1)	Options	Price

Options outstanding at beginning of year	102,552	$18.41			95,621	$17.65		84,509	$16.41
Granted	—	—			17,325	21.78		17,672	21.70
Exercised	(2,258)	9.13			(10,394)	17.96		(6,560)	9.79
Forfeited	—	—			—	—		—	—

Options outstanding at the end of the year	100,294	$18.62	5.3	$—	102,552	$18.41	$807,084	95,621	$17.65

Options exercisable at the end of the year	100,294	$18.62	5.3	$—	85,227	$17.72	$729,351	—	$18.62

Weighted-average fair value of options granted during the year		$—		$—		$4.91			$4.27

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2007. This amount changes based on the changes in the market value in Royal Bancshares’ stock.
Information pertaining to options outstanding at December 31, 2007 is as follows:

	Options outstanding
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	price	Term (yrs)

$10.57	4,178	$10.57	1.3
$11.72 - $17.91	31,321	$14.42	3.0
$18.27 - $22.38	64,795	$21.14	6.9

	100,294	$18.62	5.3

As of December 31, 2007 all outstanding shares are fully vested (exercisable). The ability to grant new options under this plan has expired.
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
A summary of the status of the Plan is presented below:

		2007			2006			2005
		Weighted	Weighted			Weighted			Weighted
		Average	Average	Average		Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value (1)	Options	Price	Value (1)	Options	Price

Options outstanding at beginning of year	853,804	$19.47			774,029	$18.68		635,679	$17.90
Granted	—	—			157,500	21.78		160,650	21.46
Exercised	(24,718)	11.83			(46,877)	14.14		(5,668)	13.83
Forfeited	(29,255)	21.60			(30,848)	22.01		(16,632)	21.71

Options outstanding at the end of the year	799,831	$19.63	5.9	$—	853,804	$19.48	$5,806,867	774,029	$18.68

Options exercisable at the end of the year	479,441	$18.57	4.9	$—	390,819	$17.04	$3,610,239	—	$—

Weighted-average fair value of options granted during the year		$—		$—		$4.91			$4.27

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2007. This amount changes based on the changes in the market value in Royal Bancshares’ stock.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE L — STOCK OPTION PLANS – Continued
Information pertaining to options outstanding at December 31, 2007 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remainin	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price

$10.57	16,094	$10.57	1.3	16,094	$10.57
$11.72 - $17.91	191,292	$14.68	3.5	191,292	$14.68
$18.27 - $22.38	592,445	$21.50	6.9	272,055	$21.17

	799,831	$19.63	5.9	479,441	$18.57

The following table provides detail for non-vested shares under the Employees’ Plan as of December 31, 2007:

	Number	Weighted average
	of shares	grant date fair value
Non-vested options December 31, 2006	462,985	$21.35
Granted	—	—
Vested	142,595	21.68

Non-vested options December 31, 2007	320,390	$21.20

There were a total of 320,390 unvested options at December 31, 2007, with a $1,455,000 fair value and approximately $1,300,000 remained to be recognized in expense. The total intrinsic value for options that were exercised during 2007, 2006, and 2005, was $277,000, $521,000 and $49,000, respectively. The ability to grant new options under this plan has expired.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – Continued
NOTE L — STOCK OPTION PLANS – Continued
3. Long Term Incentive Plan
The 2007 Long-Term Incentive Plan was approved by Shareholders at the May 16, 2007 Annual Meeting. The plan consists of both a restricted and an unrestricted stock option plan. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock, subject to customary anti-dilution adjustments, or approximately 9.0% of the total outstanding shares of the Class A common stock.
As of December 31, 2007, 76,940 shares from the unrestricted plan have been granted. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant date. Directors options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date.
A summary of the status of the unrestricted portion of the Plan is presented below:

2007
		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options	Price	Term (yrs)

Options outstanding at beginning of year	—	$—	—
Granted	76,940	20.08
Exercised	—	—
Forfeited	—	—

Options outstanding at the end of the year	76,940	$20.08	9.6

Options exercisable at the end of the year	—	$—	—

Weighted-average fair value of options granted during the year		$4.12

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – Continued
NOTE L — STOCK OPTION PLANS – Continued
There were a total of 76,940 unvested options at December 31, 2007, with a $317,000 fair value and approximately $257,000 remained to be recognized in expense.
Under the aforementioned Long-Term Incentive Plan, approved by shareholders in May 2007, Royal Bancshares is authorized to grant share-based incentive compensation awards for corporate performance to employees. These awards may be granted in form of shares of Royal Bancshares common stock and performance-restricted restricted stock.
The vesting of awards is contingent upon meeting certain return on asset and return on equity goals. The awards are not permitted to be transferred during the restricted time period of three years from the date of the award and are subject to forfeiture to the extent that the performance restrictions are not satisfied.
Awards are also forfeited if the employee terminates his or her service prior to the end of the restricted time period, unless such termination is in accordance with Royal Bancshares’ mandatory retirement age.
Vested awards are converted to shares of Royal Bancshares common stock at the end of the restricted time period.
The fair market value of each employee based award is estimated based on the fair market of Royal Bancshares’ common stock on the date of the grant and probable performance goals to be achieved forfeitures. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed. Aggregate information regarding the performance based awards as of December 31, 2007 is presented below:

	2007
		Weighted
		Average
		Exercise
	Options	Price

Unvested at the beginning of year	—	$—
Granted	18,682	11.43
Exercised	—	—
Forfeited	—	—

Unvested at the end of the year	18,682	$11.43

Compensation expense recognized for the year ended December 31, 2007, for performance base awards was approximately $7,000. There was approximately $207,000 of total unrecognized expense related to unvested performance base awards as of December 31, 2007, that is expected to be recognized our a period of three years.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements -Continued
NOTE M — PENSION PLANS
Royal Bancshares has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. Royal Bancshares-sponsored pension plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment. Royal Bancshares’ policy is to fund pension costs allowable for income tax purposes. On December 31, 2006, Royal Bancshares adopted SFAS 158 which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated OCI. SFAS 158 requires the determination of the fair values of a plans assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. These amounts were previously netted against the plan’s funded status in Royal Bancshares Consolidated Balance Sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as components of net periodic benefits cost. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of Accumulated OCI. Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE M — PENSION PLANS-Continued
The following table sets forth the plan’s funded status and amounts recognized in Royal Bancshares’ consolidated balance sheets (in thousands):

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$8,541	$6,244
Service cost	513	773
Interest cost	491	347
Benefits paid	(56)	(16)
Actuarial loss (gain)	(333)	1,193

Benefits obligation at end of year	$9,156	$8,541

Unrecognized prior service cost	721	815
Unrecognized actuarial loss	1,077	3,036

	$1,798	$3,851

Weighted-average assumptions used to determine benefit obligations, end of year:

	December 31,
	2007	2006
Discount rate	5.75%	5.41%
Rate of compensation increase	4.00%	4.00%
Net pension cost included the following components (in thousands):

	2007	2006	2005
Service cost	$513	$773	$1,477
Interest cost	491	347	248
Amortization prior service cost	94	—	—
Amortization prior service gain	80	—	—

Net periodic benefit cost	$1,178	$1,120	$1,725

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE M — PENSION PLANS-Continued

Non Qualified
(amounts in thousands)	Pension Plans (1)
2008	$56
2009	321
2010	357
2011	426
2012	465
Thereafter	4177

$5,802

(1)  Benefit payments expected to be made form insurance policies owned by Royal Bank. The cash surrender value for these policies was approximately $1,554,000 $1,427,000 as of December 31, 2007, and 2006, respectively.
Defined Contribution Plan
Royal Bancshares has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with Royal Bancshares matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit. Matching contributions to the plan were approximately $235,000, $206,000, and $155,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE N — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK — Continued
Royal Bancshares’ exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Royal Bancshares uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The contract amounts are as follows (in thousands):

	December 31,
	2007	2006

Financial instruments whose contract amounts represent credit risk
Open-end lines of credit	$135,166	$103,169
Commitments to extend credit	27,006	28,543
Standby letters of credit and financial guarantees written	6,886	4,862
Financial instruments whose notional amount exceed the amount of credit risk	—
Interest rate swap agreements	60,502	$60,588
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
Standby letters of credit are conditional commitments issued by Royal Bancshares to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 2008. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Royal Bancshares holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is approximately 75%.
Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts in the event of a termination.
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For Royal Bancshares, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many of such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is Royal Bancshares’ general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, Royal Bancshares had to use significant estimations and present value calculations to prepare this disclosure.
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
Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts at December 31, 2007 and 2006 were as follows:
Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices as follows (in thousands):

	2007		2006
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount
Cash and cash equivalents	$10,905	$10,905	$82,436	$82,436
Investment securities held to maturity	143,456	142,905	254,249	255,429
Investment securities available for sale	375,328	375,328	302,036	302,036
Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities, as follows (in thousands):

	2007		2006
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount
Deposits with stated maturities	$446,911	$444,783	$513,335	$505,080
Borrowings	300,402	294,911	245,648	246,087
Subordinated debt	25,774	25,774	25,774	25,774
Obligations from equity investments	18,566	18,566	29,342	29,342
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

	2007		2006
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	—	—	—
Fair value of the net loan portfolio has been estimated using present value cash flow, discounted at the treasury rate adjusted for non-interest operating costs and giving consideration to estimated prepayment risk and credit loss factors is as follows (in thousands):

	2007		2006
	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount
Loans, net	$624,290	$625,193	$583,504	$580,759
The fair value of accrued interest receivable and payable approximates carrying amounts.
The fair value of interest rate swaps are based upon the estimated amount Royal Bancshares would receive or pay to terminate the contract or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swaps as of December 31, 2007 was an asset of $336,000 on a notional amount $60.5 million. The fair value of the interest rate swaps as of December 31, 2006 was a liability of $1.1 million on a notional amount $60.6 million.
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
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE Q — REGULATORY MATTERS — Continued
Quantitative measures established by regulations to ensure capital adequacy require Royal Bancshares and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2007, management believes that the Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2007, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category.
Royal Bancshares’ and the Banks’ actual capital amounts (in thousands) and ratios are also presented in the table.

	2007
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$186,932	18.27%	$81,833	8.00%	N/A	N/A
Royal Bank	133,944	14.48%	74,007	8.00%	$92,509	10.00%
Royal Asian	15,587	21.46%	5,810	8.00%	7,262	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$174,065	17.02%	$40,916	4.00%	N/A	N/A
Royal Bank	122,297	13.22%	37,004	4.00%	55,505	6.00%
Royal Asian	14,679	20.21%	2,905	4.00%	4,357	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$174,065	13.57%	$38,493	3.00%	N/A	N/A
Royal Bank	122,297	10.23%	35,882	3.00%	59,803	5.00%
Royal Asian	14,679	15.68%	2,809	3.00%	4,682	5.00%
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE Q — REGULATORY MATTERS — Continued

	2006
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$203,190	20.38%	$79,757	8.00%	N/A	N/A
Royal Bank	150,274	16.44%	73,112	8.00%	$91,390	10.00%
Royal Asian	15,493	25.29%	4,901	8.00%	6,126	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$191,735	19.23%	$39,879	4.00%	N/A	N/A
Royal Bank	139,599	15.28%	36,556	4.00%	$54,834	6.00%
Royal Asian	14,727	24.04%	2,450	4.00%	3,676	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$191,735	14.92%	$38,547	3.00%	N/A	N/A
Royal Bank	139,599	11.23%	37,286	3.00%	$62,143	5.00%
Royal Asian	14,727	23.03%	1,918	3.00%	3,197	5.00%
(The remainder of the page was intentionally left blank)
(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE R — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
     Condensed financial information for the parent company only follows (in thousands).
CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Cash	$4,221	$7,932
Investment in Non bank subsidiaries — at equity	48,644	43,109
Investment in Royal Bank America — at equity	96,970	113,814
Investment in Royal Asian — at equity	14,863	14,804
Loans, net	6,489	5,899
Other assets	954	3,470

	$172,141	$189,028

Subordinated debentures	$25,774	$25,774
Stockholders’ equity	146,367	163,254

	$172,141	$189,028

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE R — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2007	2006	2005
Income
Dividends from subsidiary banks	$15,474	$14,267	$12,859
Other income	98	826	173

Total Income	15,572	15,093	13,032

Expenses
Other expenses	220	125	121
Interest on subordinated debentures	1,736	1,685	1,465

Total Expenses	1,956	1,810	1,586

Income before income taxes and equity in undistributed net loss	13,616	13,283	11,446

Income tax expense (benefit)	(43)	245	18

Equity in undistributed net (loss) earnings	(13,095)	8,530	20,625

Net Income	$564	$21,568	$32,053

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE R — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY — Continued
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$564	$21,568	$32,053
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (losses) earnings from subsidiaries	14,831	(6,845)	(19,160)
Operating expenses	220	125	121
Non-cash income tax (benefit) expense	(43)	245	18

Net cash provided by operating activities	15,572	15,093	13,032

Cash flows from investing activities
Investment in Royal Asian	—	(15,000)	—

Net cash (used) in investing activities	—	(15,000)	—

Cash flows from financing activities:
Loan Funding	(590)	(1,217)	(4,695)
Cash dividends paid	(15,473)	(14,256)	(12,859)
Issuance of common stock under stock option plan	334	666	190
Purchase of treasury stock	(3,760)	—	—
Income tax benefit on stock options	114	358	—
Other, net	92	(1,831)	(1,875)

Net cash used in financing activities	(19,283)	(16,280)	(19,239)

Net decrease in cash and cash equivalents	(3,711)	(16,187)	(6,207)

Cash and cash equivalents at beginning of period	7,932	24,119	30,326

Cash and cash equivalents at end of period	$4,221	$7,932	$24,119

(Continued)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — Continued
NOTE S — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following summarizes the consolidated results of operations during 2007 and 2006, on a quarterly basis, for Royal Bancshares (in thousands, except per share data):
Summary of Quarterly Results

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$22,327	$22,348	$22,601	$19,460
Net interest income	10,244	10,098	10,019	7,502
Provision for loan losses	5,759	6,896	159	212
Net interest income after provision	4,485	3,202	9,860	7,290
Non interest income	5,774	1,847	2,714	2,553
Non interest expenses	6,468	18,857	6,829	6,575
Income before income taxes	3,791	(13,808)	5,745	3,268
Net income	$3,459	$(9,180)	$3,958	$2,327

Net income (loss) per share
Basic	$0.27	$(0.69)	$0.29	$0.17

Diluted	$0.27	$(0.69)	$0.29	$0.17

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$23,475	$25,430	$22,688	$21,413
Net interest income	11,196	13,045	11,059	11,334
Provision for loan losses	202	303	963	335
Net interest income after provision	10,994	12,742	10,096	10,999
Non interest income	2,137	3,936	2,900	2,998
Non interest expenses	5,564	7,061	6,408	6,186
Income before income taxes	7,567	9,617	6,588	7,811
Net income	$5,121	$6,515	$4,586	$5,346

Net income per share
Basic	$0.38	$0.48	$0.34	$0.40

Diluted	$0.38	$0.48	$0.34	$0.39

(Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, and the identification of the material weaknesses in the Company’s internal control over financial reporting described below, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as December 31, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.
Changes in Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2007 due to the material weaknesses described below.
     As described in Item 4 of Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, management identified the following material weaknesses that existed as of September 30, 2007.
•	The Company did not have adequate internal control over financial reporting to properly account for such impaired loans and their related specific reserves as of September 30, 2007 in accordance with Statement of Financial Accounting Standards No. 114 (SFAS No. 114) and SEC Staff Accounting Bulletin No. 102 (SAB No. 102), due primarily to documentation deficiencies and the failure to obtain updated appraisals; and

•	The Company did not have sufficient policies and procedures in place to properly account for investments in real estate joint ventures in accordance to American Institute of Certified Public Accountants Practice Bulletin 1 and for real estate partnerships in accordance to SFAS No. 66, Accounting for Sales of Real Estate and Accounting Research Bulletin No. 51, Consolidated Financial Statements.

•	A lack of effective controls over the financial statement reporting process, including controls to ensure that footnote disclosures are complete and accurate, and timely preparation and review of the financial statements and related footnotes.
     A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended December 31, 2007, the Company initiated the following corrective changes to its internal control over financial reporting to remediate the material weaknesses that existed at September 30, 2007:
•	The Company appointed a new head of its Special Assets Division. This division is responsible for the management of impaired loans;

•	The Company hired a Chief Credit Officer. This new position will have primary responsibility for the credit function in connection with the Company’s lending activities;

•	The Company engaged an independent third party consultant to assist in the preparation of an updated allowance for loan and lease policy. This updated policy will include policies and procedures related to the financial reporting for impaired loans; and

•	The Company revised its policies and procedures relating to accounting for investments in joint ventures and real estate partnerships.
While the Company has made progress in remediating the material weaknesses in its internal control over financial reporting, all remedial actions taken during the quarter ended December 31, 2007 have not been fully implemented, and, by their nature, such actions require a period of time to become fully effective. Management also identified a material weakness regarding certain of the Company’s financial reporting processes that existed at December 31, 2007. This weakness relates to a lack of effective controls over the financial statement reporting process, including controls to ensure that footnote disclosures are complete and accurate, and timely preparation and review of the financial statements and footnotes. Management has taken the following steps to remediate this weakness: 1) it is expanding the financial department staff by two people, 2) it has augmented the process with the use of third-party advisors to assist the financial staff as needed and 3) it is adding new technology to facilitate financial statement preparation and the financial reporting process.
There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above to remediate the material weaknesses that were identified as of September 30, 2007 [and December 31, 2007.].
Beard Miller Company LLP, an independent registered public accounting firm, has audited the financial statements included in this annual report, and has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2007, which is included herein.
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

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
     The information required in this Item, relating to directors, executive officers, and control persons is set forth in Royal Bancshares’ Proxy Statement to be used in connection with the 2008 Annual Meeting of Shareholders under the headings “Remuneration of Directors and Officers and Other Transactions”, which pages are incorporated herein by reference.
(The remainder of the page was intentionally left blank)

ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item, relating to executive compensation, is set forth in the Royal Bancshares’ Proxy Statement to be used in connection with the 2008 Annual Meeting of Shareholders, under the heading “Renumeration of Directors and Officers and Other Transactions”, which pages are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in Royal Bancshares’ Proxy Statement to be used in connection with the 2008 Annual Meeting of Shareholders, under the heading “Information About Nominees, Continuing Directors and Executive Officers”, which pages are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in Royal Bancshares’ Proxy Statement to be used in connection with the 2008 Annual Meeting of Shareholders, under the headings “Interest of Management and Others in Certain Transactions”, which pages are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item appears under the heading “AUDIT FEES” of the Proxy Statement to be used in connection with the 2008 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
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
(b.)	.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.
2	Purchase and Assumption Agreement, dated as of March 12, 2001, among Royal Bank of Pennsylvania, Crusader Holding Corporation, Crusader Savings Bank, F.S.B. and Asset Investment Corporation. (Incorporated by reference to Exhibit 2 to Registrant’s Report on Form 8-K, filed with the Commission on March 15, 2001.)

3(i)	Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No. 0-26366 on Form S-4.)

3(ii)	By-laws. (Incorporated by reference to Exhibit 99 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 13, 2001.)

4.1	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.))

4.2	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.))

4.3	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.4	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.5	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.6	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1	Stock Option and Appreciation Right Plan. As amended on March 15, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-135226, on form S-8 filed with the Commission on June 22, 2006).

10.2	Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-129894, on form S-8 filed with the Commission on November 22, 2005).

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

10.4	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Joseph P. Campbell, President and Chief Executive Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.5	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and James J. McSwiggan, Jr., Chief Operating Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.6	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Murray Stempel, II, Executive Vice President and Chief Lending Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.7	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and John Decker, Executive Vice President Mezzanine/Equity Lending of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.8	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Robert R. Tabas, Executive Vice President of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.9	Employment agreement between Royal Bank America and Edward Shin, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.10	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007).

11.	Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note K, “Per Share Information”.

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note P, “Regulatory Matters.”)

14.	Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ROYAL BANCSHARES OF PENNSYLVANIA, INC.

/s/ Joseph P. Campbell Joseph P. Campbell
Chief Executive Officer
March 17, 2008.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

By: /s/ Joseph P. Campbell	March 17, 2008
Joseph P. Campbell
CEO/ President/Director

By:/s/ James J. McSwiggan	March 17, 2008
James J. McSwiggan
Chief Operating Officer/ Director
Interim Chief Financial Officer
(Principal Accounting Officer)

By: /s/ Robert R. Tabas	March 17, 2008
Robert R. Tabas
Chairman of the Board

By: /s/ Albert Ominsky	March 17, 2008
Albert Ominsky
Director

By: /s/ Anthony Micale	March 17, 2008
Anthony Micale
Director

By: /s/ Gregory Reardon	March 17, 2008
Gregory Reardon
Director

By: /s/ Murray Stempel, III	March 17, 2008
Murray Stempel, III
Chief Lending Officer/ Director

By: /s/ John M. Decker	March 17, 2008
John M. Decker
Director

By: /s/ Carl M. Cousins	March 17, 2008
Carl M. Cousins
Director

By: /s/ Howard Wurzak	March 17, 2008
Howard Wurzak
Director

By: /s/ Evelyn R. Tabas	March 17, 2008
Evelyn R. Tabas
Director

By: /s/ Mitchell L. Morgan	March 17, 2008
Mitchell L. Morgan
Director

By: /s/ Edward B. Tepper	March 17, 2008
Edward B. Tepper
Director

By: /s/ Linda Tabas Stempel	March 17, 2008
Linda Tabas Stempel
Director

By: /s/ Patrick McCormick	March 17, 2008
Patrick McCormick
Director

By: /s/ Samuel Goldstein	March 17, 2008
Samuel Goldstein
Director

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX
2	Purchase and Assumption Agreement, dated as of March 12, 2001, among Royal Bank of Pennsylvania, Crusader Holding Corporation, Crusader Savings Bank, F.S.B. and Asset Investment Corporation. (Incorporated by reference to Exhibit 2 to Registrant’s Report on Form 8-K, filed with the Commission on March 15, 2001.)

3(i)	Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement No. 0-26366 on Form S-4.)

3(ii)	By-laws. (Incorporated by reference to Exhibit 99 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 13, 2001.)

4.1	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.))

4.2	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.))

4.3	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.4	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.5	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.7	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1	Stock Option and Appreciation Right Plan. As amended on March 15, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-135226, on form S-8 filed with the Commission on June 22, 2006).

10.2	Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-129894, on form S-8 filed with the Commission on November 22, 2005).

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).

10.4	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Joseph P. Campbell, President and Chief Executive Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.5	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and James J. McSwiggan, Jr., Chief Operating Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.6	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Murray Stempel, II, Executive Vice President and Chief Lending Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.7	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and John Decker, Executive Vice President Mezzanine/Equity Lending of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.8	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Robert R. Tabas, Executive Vice President of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)

10.9	Employment agreement between Royal Bank America and Edward Shin, entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)

10.10	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007).

11.	Statement Re: Computation of Earnings Per Share. Included at Item 8, hereof, Note K, “Per Share Information”.

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note P, “Regulatory Matters.”)

14.	Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.