Form 10-Q
period 2008-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2008-05-09
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: March 31, 2008

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2008
$2.00 par value	11,344,134

Class B Common Stock	Outstanding at April 30, 2008
$.10 par value	2,096,545

PART I — FINANCIAL STATEMENTS

ITEM 1 FINANCIAL STATEMENTS
Royal Bancshares of Pennsylvania Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars in thousands, except share data)	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$10,370	$8,785
Interest bearing deposits	507	1,120
Federal funds sold	1,000	1,000

Total cash and cash equivalents	11,877	10,905
Investment securities held to maturity (fair value of $73,393 at March 31, 2008 and $143,456 at December 31, 2007)	72,900	142,905
Investment securities available for sale (“AFS”) at fair value	347,565	375,328
FHLB Stock, at cost	11,834	13,462

Total investment securities and FHLB stock	432,299	531,695

Loans and leases	651,068	644,475
Less allowance for loan and lease losses	21,961	19,282

Net loans and leases	629,107	625,193

Premises and equipment, net	7,368	7,441
Accrued interest receivable	13,843	15,256
Real estate owned via equity investment	23,798	23,967
Investment in real estate joint ventures	7,872	7,739
Bank owned life insurance	23,999	23,781
Other assets	34,654	32,498

Total Assets	$1,184,817	$1,278,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$55,695	$59,573
Interest bearing	634,243	710,579

Total deposits	689,938	770,152

Accrued interest payable	7,874	8,600
Borrowings	286,349	294,911
Obligations related to real estate owned via equity investment	17,954	18,566
Subordinated debentures	25,774	25,774
Other liabilities	12,157	12,238

Total liabilities	1,040,046	1,130,241
Minority interests	2,014	1,867

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 11,329,542 at March 31, 2008 and 11,329,431 at December 31, 2007	22,659	22,659
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,096,549 at March 31, 2008 and 2,096,646 at December 31, 2007	210	210
Additional paid in capital	122,750	122,578
Retained earnings	7,569	8,527
Accumulated other comprehensive (loss)	(4,406)	(1,582)

	148,782	152,392

Treasury stock — at cost, shares of Class A, 398,488 at March 31, 2008 and 398,488 at December 31, 2007	(6,025)	(6,025)

Total stockholders’ equity	142,757	146,367

Total liabilities and stockholders’ equity	$1,184,817	$1,278,475

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007
Interest income
Loans and leases, including fees	$13,684	$11,892
Investment securities held to maturity	1,296	2,953
Investment securities available for sale:
Taxable interest	5,055	4,012
Tax exempt interest	19	18
Deposits in banks	14	541
Federal funds sold	4	44

TOTAL INTEREST INCOME	20,072	19,460

Interest expense
Deposits	6,934	9,098
Borrowings	3,193	2,676
Obligations related to real estate owned via equity investments	46	184

TOTAL INTEREST EXPENSE	10,173	11,958

NET INTEREST INCOME	9,899	7,502
Provision for loan losses	3,281	212

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,618	7,290

Other income
Service charges and fees	292	300
Net (losses) on investment securities available for sale	(50)	—
Income related to real estate owned via equity investments	687	1,275
Gains on sales related to real estate joint ventures	—	350
Gains on sales of other real estate	60	236
Gains on sales of loans and leases	63	167
Income from bank owned life insurance	218	215
Other income	22	10

TOTAL OTHER INCOME	1,292	2,553

Other expenses
Salaries and wages	2,593	2,180
Employee benefits	798	718
Stock option expense	172	162
Occupancy and equipment	515	447
Expenses related to real estate owned via equity investments	176	432
Other operating expenses	2,432	2,151

TOTAL OTHER EXPENSE	6,686	6,090

Minority interests	65	485

INCOME BEFORE INCOME TAXES	1,159	3,268
Income taxes	116	941

NET INCOME	$1,043	$2,327

Per share data
Net income — basic	$0.08	$0.17

Net income — diluted	$0.08	$0.17

Cash dividends — Class A shares	$0.150000	$0.287500

Cash dividends — Class B shares	$0.172500	$0.330625

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Months ended March 31, 2008
(UNAUDITED)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except dividend per share data)	Shares	Amount	Shares	Amount	Capital	earnings	income (loss)	stock	Income

Balance, January 1, 2008	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)	$—
Net income for the three months ended March 31, 2008	—	—	—	—	—	1,043	—	—	1,043
Cash dividends on common stock (Class A $0.15 Class B $0.1725)	—	—	—	—	—	(2,001)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	172	—	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—	—	—	(2,824)	—	(2,824)

Comprehensive loss									$(1,781)

Balance, March 31, 2008	11,329	$22,659	2,097	$210	$122,750	$7,569	$(4,406)	$(6,025)

The accompanying notes are an integral part of these statements.

Royal Bancshares of Pennsylvania Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three Months ended March 31, 2007
(UNAUDITED)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except dividend per share data)	Shares	Amount	Shares	Amount	Capital	earnings	income (loss)	stock	Income

Balance, January 1, 2007	11,287	$22,575	2,108	$211	$121,542	$23,464	$(2,273)	$(2,265)	$—
Net income for the three months ended March 31, 2007	—	—	—	—	—	2,327	—	—	2,327
Cash in lieu of fractional shares	—	—	—	—	—	(14)	—	—	—
Cash dividends on common stock (Class A $0.28750 Class B $0.330625)	—	—	—	—	—	(3,881)	—	—	—
Stock options exercised	4	8	—	—	41	—	—	—	—
Stock option expense	—	—	—	—	162	—	—	—	—
Tax benefit stock options	—	—	—	—	13	—	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	989	—	989

Comprehensive income									$3,316

Balance, March 31, 2007	11,291	$22,583	2,108	$211	$121,758	$21,896	$(1,284)	$(2,265)

Royal Bancshares of Pennsylvania Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended March 31,
(in thousands)

	2008	2007
Cash flows from operating activities
Net income	$1,043	$2,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232	291
Stock compensation expense	172	162
Provision for loan losses	3,281	212
Net amortization (accretion) of discounts and premiums on loans, mortage-backed securities and investments	275	(799)
(Benefit) provision for deferred income taxes	(625)	(117)
Gains on sales of other real estate	(60)	(236)
Gain on sales of real estate joint ventures	—	(350)
Gains on sales of loans	(63)	(167)
Net losses on sales of investment securities	50	—
Gain from sale of premises of real estate owned via equity investment	(510)	(779)
Income from equity investments	(177)	(86)
Income from bank owned life insurance	(218)	(215)
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,413	537
Decrease (increase) in other assets	197	(2,194)
(Decrease) increase in accrued interest payable	(726)	2,940
Minority Interest	147	352
Increase (decrease) in other liabilities	471	(1,322)

Net cash provided by operating activities	4,902	556

Cash flows from investing activities
Proceeds from calls and maturities of held to maturity investment securities	70,005	6
Proceeds from calls and maturities of available for sale investment securities	30,391	6,857
Purchase of available for sale investment securities	(7,327)	(328)
Purchase of held to maturity investment securities	—	(2,000)
Redemption of Federal Home Loan Bank Stock	1,628	2,557
Net increase in loans	(7,907)	(26,534)
Purchase of premises and equipment	(159)	(332)
Net investment in real estate	—	458
Net proceeds from sale premises of real estate owned via equity investments	1,361	6,814
Distributions from real estate owned via equity investments	177	86
Proceeds from sales of foreclosed real estate	141	—
Net increase in real estate owned via equity investments	(851)	(2,109)

Net cash provided by (used in) investing activities	87,459	(14,525)

Cash flows from financing activities:
Decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(23,286)	(16,706)
(Decrease) increase in certificates of deposit	(56,928)	52,248
Mortgage payments	—	(56)
Repayments from short term borrowings	(8,562)	(53,000)
Repayments from long term borrowings	—	(53)
Repayment of mortgage debt of real estate owned via equity investments	(612)	(4,347)
Income tax benefit on stock options	—	13
Cash dividends	(2,001)	(3,881)
Cash in lieu of fractional shares	—	(14)
Issuance of common stock under stock option plans	—	49

Net cash used in financing activities	(91,389)	(25,747)
Net increase (decrease) in cash and cash equivalents	972	(39,716)
Cash and cash equivalents at beginning of period	10,905	82,436

Cash and cash equivalents at end of period	$11,877	$42,720

Supplemental Disclosure
Taxes paid	$—	$100

Interest paid	$10,899	$8,835

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc’s wholly owned subsidiary, Royal Preferred, LLC, Royal Captive Insurance Company, Royal Asian Bank (effective July 17, 2006, prior thereto, a division of Royal Bank America) and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, and its five 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, Royal Bank America Leasing, LP, RBA ABL Group, LP and RBA Capital, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FASB Interpretation (“FIN”) No. 46(R). These financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.
1. Accounting Policies
     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.
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
2. Segment Information
          Royal Bancshares has three reportable operating segments, Community Banking, Tax Liens and Equity Investments; and two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing and RBA Capital (“Other” in the segment table below).
     SFAS No. 131, “Segment Reporting,” established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. Royal Bancshares’ chief operating decision maker is the President and Chief Executive Officer. Royal Bancshares has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that makes equity investments in real estate and extends mezzanine loans to real estate projects. At March 31, 2008 and 2007, one such equity investment in real estate meets the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting on a consolidated basis said investment as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to our partners. The VIE is included below in the Equity Investment category.

     The Company also has two other operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the above segments, and from each other. These non-reportable segments are RBA Capital and RBA Leasing; and are included in the “Other” category below.
Community Banking
     The Company’s Community Banking segment which includes Royal Bank America and Royal Asian Bank (“the Banks”) consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Banks to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk. While the Banks make very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans.
Tax lien operation
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
Equity investments
          In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows during the third quarter of 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007. Further impairment occurred during the fourth quarter of 2007. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. Royal Bancshares’ investment in this entity is further discussed in Note 11 below.
Other segments
          RBA Capital and RBA Leasing are reported in this category. RBA Capital is a “re-discount” lender. RBA Leasing is a small ticket leasing company. Neither RBA Capital nor RBA Leasing met the threshold requirements under SFAS 131 that would preclude them from being combined and reported below as “Other segments”. See the “Non-Bank Subsidiary” section above for further discussion on these subsidiaries.
          The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2008 and 2007.
(The balance of this page left blank intentionally)

	Three months ended March 31, 2008
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,047,635	$62,536	$18,245	$56,401	$1,184,817

Total deposits	$689,938	$—	$—	$—	$689,938

Interest income	$16,929	$1,739	$—	$1,404	$20,072
Interest expense	8,440	907	46	780	10,173

Net interest income (loss)	$8,489	$832	$(46)	$624	$9,899
Provision for loan losses	2,608	—	—	673	3,281
Total non-interest income	463	82	575	172	1,292
Total non-interest expense	5,731	316	176	463	6,686
Minority interest	—	153	—	(88)	65
Income tax (benefit) expense	(104)	215	124	(119)	116

Net income (loss)	$717	$230	$229	$(133)	$1,043

	Three months ended March 31, 2007
(in thousands)	Community	Tax Lien	Equity
	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,225,429	$47,377	$41,382	$21,762	$1,335,950

Total deposits	$894,999	$—	$—	$—	$894,999

Interest income	$17,594	$1,298	$—	$568	$19,460
Interest expense	10,559	900	183	316	11,958

Net interest income (loss)	$7,035	$398	$(183)	$252	$7,502
Provision for loan losses	142	—	—	70	212
Total non-interest income	1,134	214	1,078	127	2,553
Total non-interest expense	4,927	506	433	224	6,090
Minority interest	(47)	25	485	22	485
Income tax expense	232	37	642	30	941

Net income (loss)	$2,915	$44	$(665)	$33	$2,327

     Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $907,000 and $900,000 for the three month periods ended March 31, 2008 and 2007, respectively.
     Interest income earned by the Community Banking segment related to the Other Segment was approximately $780,000 and $316,000 for the three month periods ended March 31, 2008 and 2007, respectively.
3. Per Share Information
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. On December 20, 2006, the Board of Directors of the Company declared a 5% stock dividend on both its Class A common stock and Class B common stock shares payable on January 17, 2007. The common stock equivalents of stock options were not included in the computation of diluted earnings per share if they were anti-dilutive. At March 31, 2008, 358,311 stock options were anti-dilutive. All share and per share information has been restated to reflect this dividend. Basic and diluted EPS are calculated as follows:

	Three months ended March 31, 2008
	Income	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$1,043	13,342	$0.08
Effect of dilutive securities:
Stock options	—	22	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$1,043	13,364	$0.08

	Three months ended March 31, 2007
	Income	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$2,327	13,499	$0.17
Effect of dilutive securities:
Stock options	—	94	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$2,327	13,593	$0.17

See Note 8 below for a discussion on the Company’s stock option and restricted stock plan.
4.	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income, which includes net income as well as certain other items, including unrealized gains and losses on available for sale securities, which results in changes to equity during the period.
(The balance of this page left blank intentionally)

(in thousands)
	Before	Tax	Net of
	Tax	(benefit)	tax
	Amount	expense	amount
March 31, 2008
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(4,324)	$(1,513)	$(2,811)
Less reclasification adjustment for (losses) realized in net income	(50)	(18)	(32)

Unrealized losses on investment securities	$(4,374)	$(1,531)	$(2,843)
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	29	10	19

Other comprehensive loss	$(4,345)	$(1,521)	$(2,824)

(in thousands)
	Before	Tax	Net of
	Tax	(benefit)	tax
	Amount	expense	amount
March 31, 2007
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$1,460	$512	$948
Less reclasification adjustment for gains (losses) realized in net income	—	—	—

Unrealized gains on investment securities	$1,460	$512	$948
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	63	22	41

Other comprehensive income	$1,523	$534	$989

5.	Investment Securities:

The carrying value and approximate fair value of investment securities at March 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
(in thousands)	Cost	Gains	Losses	Value	Value

Held to maturity:
Mortgage backed securities	$100	$—	$—	$100	$100
U.S. government agencies	10,000	9	—	10,009	10,000
Other debt securities	62,800	484	—	63,284	62,800

Total held to maturity	$72,900	$493	$—	$73,393	$72,900

Available for sale:
Mortgage backed securities	$31,160	$645	$—	$31,805	$31,805
CMO’s	80,784	1,714	1,138	81,360	81,360
U.S. government agencies	80,000	44	—	80,044	80,044
Other debt securities	160,648	2,494	8,786	154,356	154,356

Total Available for Sale	$352,592	$4,897	$9,924	$347,565	$347,565

The carrying value and approximate fair value of investment securities at December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
(in thousands)	Cost	Gains	Losses	Value	Value

Held to maturity:
Mortgage backed securities	$105	$—	$—	$105	$105
U.S. government agencies	80,000	13	(234)	79,779	80,000
Other debt securities	62,800	1,512	(740)	63,572	62,800

Total held to maturity	$142,905	$1,525	$(974)	$143,456	$142,905

Available for sale:
Mortgage backed securities	$33,089	$383	$(187)	$33,285	$33,285
CMO’s	82,316	965	(155)	83,126	83,126
U.S. government agencies	104,982	51	(153)	104,880	104,880
Other debt securities	155,576	2,692	(4,231)	154,037	154,037

Total Available for Sale	$375,963	$4,091	$(4,726)	$375,328	$375,328

6.	Allowance for Loan Losses:

Changes in the allowance for loan losses were as follows:

	Three months ended
	March 31
(in thousands)	2008	2007
Balance at beginning period	$19,282	$11,455

Charge-offs by loan type
Commercial and Industrial	(568)	(25)
Construction and land development	—	—
Construction and land development — mezzanine	—	—
Single family residential	(34)	(1)
Real estate — non-residential real estate — mezzanine	—	—
Leases	—
Tax Certificates	—

Total charge-offs	(602)	(26)

Recoveries by loan type
Commercial and Industrial	—	—
Construction and land development	—	—
Single family residential	—	4
Single family residential — mezzanine	—	—
Real Estate — non-residential	—	3
Leases	—	—
Tax Certificates	—	—

Total recoveries	—	7

Net Loan (charge offs)	(602)	(19)

Provision for loan losses	3,281	212

Balance at the end of period	$21,961	$11,648

     There were $602,000 of charge-offs during the first quarter of 2008. These charge-offs were primarily attributed to an asset based loan that became non-performing during 2007. The Company defines a mezzanine loan as a financing that bridges the gap between private equity investment and the traditional bank loan. Generally, it is a secured junior mortgage lien along with a pledge of ownership interest in a project. In substantially all mezzanine loans, a personal guarantee of the principal individual is obtained.
7.	Pension Plan

The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three-month periods ended March 31, 2008 and 2007 included the following components:

	Three months ended
	March 31,
(in thousands)	2008	2007

Service cost	$118	$115
Interest cost	132	95
Amortization of prior service cost	23	24
Amortization of actuarial loss	6	—

Net periodic benefit cost	$279	$234

8.	Stock Option Plans

Outside Directors’ Stock Option Plan

The Company previously adopted a non-qualified Outside Directors’ Stock Option Plan (the “Directors’ Plan”). Under the terms of the Directors’ Plan, 250,000 shares of Class A stock were authorized for grants. Each director was entitled to a grant of an option to purchase 1,500 shares of stock annually, which are exercisable one year after the grant date and must be exercised within ten years of the grant. The options were granted at the fair market value at the date of the grant. The ability to issue new grants under this plan has expired. See the discussion below concerning the 2007 Long-Term Incentive Plan.
     The following table presents the activity related to the Directors’ Plan for the three months ended March 31, 2008.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2007	100,294	$18.62	5.3	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding at March 31, 2008	100,294	$18.62	5.0	$—

Options exercisable at March 31, 2008	98,719	$18.55	4.9	$—

As of March 31, 2008, there were 1,575 non-vested options under the Director’s Plan at a weighted average strike price of $21.78.

     Employee Stock Option Plan and Appreciation Right Plan
          The Company previously adopted a Stock Option and Appreciation Right Plan (the “Employee Plan”). The Employee Plan is an incentive program under which Company officers and other key employees were awarded additional compensation in the form of options to purchase under the Employee Plan, up to 1,800,000 shares of Royal Bancshares’ Class A common stock (but not in excess of 19% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. The ability to issue new grants under the plan has expired. See the discussion below concerning the 2007 Long- Term Incentive Plan.
          The following table presents the activity related to the Employee Plan for the three months ended March 31, 2008.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2007	799,831	$19.63	5.9
Granted	—	—
Exercised	—	—
Forfeited	(54,026)	21.01

Options outstanding at March 31, 2008	745,805	$19.55	5.8	$376,764

Options exercisable at March 31, 2008	520,990	$18.52	5.0	$376,764

          The following table provides detail for non-vested options under the Employee Plan at March 31, 2008.

		Weighted
		Average
		Exercise
	Options	Price

Non-vested options – December 31, 2007	320,390	$21.20
Granted	—	—
Vested	(81,178)	21.20
Forfeited/expired	(143,397)	21.01

Non-vested options — March 31, 2008	224,815	$21.04

Long-Term Incentive Plan
          The 2007 Long-Term Incentive Plan was approved by Shareholders at the May 16, 2007 Annual Meeting. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of March 31, 2008, 69,019 stock options and 16,041 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The fair value of each 2007 stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model weighted-average assumptions including a dividend yield of 4.85%, expected life of 7.5 years, expected volatility of 29.68% and a risk-free interest rate of 4.95%. The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if Royal Bancshares achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.

          The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the three months ended March 31, 2008:

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2007	76,940	$20.08	9.6
Granted	—	—
Exercised	—	—
Forfeited	(7,921)	20.08

Options outstanding at March 31, 2008	69,019	$20.08	9.3	$—

Options exercisable at March 31, 2008	—	$—	—	$—

          The following table provides detail for non-vested options under the 2007 Long-Term Incentive Plan at March 31, 2008.

		Weighted
		Average
		Exercise
	Options	Price

Non-vested options – December 31, 2007	76,940	$20.08
Granted	—	—
Vested	—	—
Forfeited/expired	(7,921)	20.08

Non-vested options — March 31, 2008	69,019	$20.08

     There were a total of 304,654 unvested options as of March 31, 2008,with a $0 fair value and approximately $1.1 million of total unrecognized compensation cost related to non-vested options under the Directors’ Plan, the Employee Plan and the 2007 Long-Term Incentive Plan.
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
          At March 31, 2008 and December 31, 2007, the information pertaining to outstanding interest rate swap agreements used to hedge fixed rate loans and investments is as follows:

	March 31,	December 31,
(dollars in thousands)	2008	2007

Notional amounts	$55,452	$60,502
Weighted average pay rate	5.27%	5.53%
Weighted average receive rate	4.59%	4.75%
Weighted average maturity (years)	3.5	3.6
Fair value relating to interest rate swaps	$(4)	$336

          The fair value on the interest rate swaps included above is estimated by using characteristics such as the current interest environment and present value of future payments between the Company and its counterparties.
          Currently the Company has one cash flow hedge that qualified for the short cut method at the inception of the hedge. The fair value of the cash flow hedge as of March 31, 2008 was $605,000. The fair value of the cash flow hedge as of March 31, 2008 was deemed not to have a material impact on the financial statements as a whole.
10. Fair Value Measurements
          On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company has not elected to measure any additional financial instruments at fair value under this statement, and as such, SFAS 159 will result in no impact on our consolidated financial position or results of operations.
          On September 15, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements,” which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs, those base on assumptions by management based on hypothetical transactions in the absence of market inputs (level 3 measurements). The Statement requires the Company to utilize valuation techniques consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 requires expanded disclosure about fair value measurements that have a significant portion of the value determined using these unobservable inputs. Royal Bancshares adopted SFAS No. 157 effective with its fiscal year beginning January 1, 2008. The Company expects no material impact to its consolidated financial position, results of operations, or cash flow as a result of the adoption of SFAS 157.
          The three levels of the fair value hierarchy under SFAS No. 157 are described below:
 Basis of Fair Value Measurement:

Level 1 -	Unadjusted quoted prices for identical, unrestricted assets or liabilities in active markets that are accessible at the measurement date;

Level 2 -	Quoted prices for similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement, but unobservable (i.e., supported by little or no market activity). These inputs reflect the Company’s assumptions about what market participants would assume in pricing an asset or liability based upon the best available information. Under these circumstances, management is obligated to develop a hypothetical exit price from the perspective of a market participant.
          A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
          The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

          The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy.  As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.
          The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy.
          Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
          The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values as of March 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	for Identical	Observable	Unobservable	Balance as
	Assets	Inputs	Inputs	of March 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Impaired Loans	$—	$—	$41,910	$41,910
Investment securities available for sale	10,051	269,363	68,151	347,565

Liabilities
Interest rate swap agreements	$—	$(4)	$—	$(4)
          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Investment
Securities
Available for
Sale
Assets
Beginning Balance December 31, 2007	$68,969
Total gains/(losses) — (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(1,707)
Purchases, issuances, and settlements	889
Transfers in and/or out of Level 3	—

Ending balance March 31, 2008	$68,151

          Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
          The fair value of investment securities for 2008 is described and presented above under SFAS 157 guidelines.  The methodology for arriving at fair values of investment securities for 2008 is not materially different from the methodology utilized in 2007.
          Management’s determination of the appropriate valuation of loans is based on periodic evaluations of the portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts of timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change.
          Loan market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports.  Field examiner reviews are conducted based on the loan exposure and reliance on this type of collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
          Impaired loans totaled $41.9 million at March 31, 2008, compared to $24.4 million at December 31, 2007.  The Company increased impaired loans by $18.0 million from December 31, which was offset by payments and charge-offs of $655,000 and $568,000, respectively. See the Non-accruing Loans table in the Credit Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value.  These characteristics classify interest rate swap agreements as Level 2 as represented in SFAS No. 157.
11. Real Estate Owned via Equity Investment
          The Company, together with third party real estate development companies, forms variable interest entities (VIEs) to construct various real estate development projects. These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with Statement of Financial Accounting Standards (SFAS) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, and account for capitalized interest on those projects in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, “Capitalization of Interest Cost”, as amended by Statement of Financial Accounting Standards (SFAS) No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method”.
          In accordance with Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate”, the full accrual method is used by the VIEs to recognize profit on real estate sales. Profits on the sales of this real estate are recorded by the VIEs when cash in excess of the amount of the original investment is received, and calculation of same is made in accordance with the terms of the partnership agreement. Neither the VIEs nor the Company are obligated to perform significant activities after the sale to earn profits, and there is no continuing involvement with the property. The usual risks and rewards of ownership in the transaction have passed to the acquirer.
          In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of March 31, 2008, the Company has one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FIN 46(R)

based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of February 29, 2008, the Partnership also had $18.0 million outstanding of senior debt with another bank. This senior debt matures in October 2008. The general partner of the Partnership is considering requesting that the existing senior debt lender extend this loan. In addition, a term sheet to replace this financing has been received by the general partner from another bank, independent from the current lender. The general partner is pursuing the negotiation of terms for this new financing. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company utilized the period of January 1, 2008 to February 29, 2008 in consolidating the financial statements of the Partnership for the three month period ending March 31, 2008.
          In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows as of September 30, 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007 which resulted in the Partnership recording an $8.3 million impairment charge. Further impairment in the approximate amount of $200,000 was recorded during the fourth quarter of 2007. No further impairment of this asset occurred during the first quarter of 2008. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. During the third and fourth quarters of 2007, the Company recognized a $6.2 million reduction in pre-tax income associated with its share of the impairment recognized by the Partnership.
          At February 29, 2008, the Partnership had total assets prior to consolidation under FIN 46 (R) of approximately $26 million of which $24 million is real estate as reflected on the consolidated balance sheet and total borrowings of $27.2 million, of which $9.2 million relates to the Company’s mezzanine loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in this Partnership. The $6.2 million impairment charge recognized during the third and fourth quarters of 2007 contributed to reduce the Company’s investment in this project to $5.6 million. With both its equity investment and its mezzanine loans, the Company invested 90% of the equity and subordinate funds required by the Partnership for the acquisition of the condominium project. In the event additional equity is required by the Partnership, a capital call to the partners could be made. While a capital call of up to 90% of additional capital could be made upon the Company, the Company has no obligation to make such additional investment. Management of the Company would evaluate the overall impact of making or not making any such additional investment and decide on the most prudent course of action that is in the best interest of the Company and its shareholders.
          The Partnership had nine closings during the first quarter 2008 and accepted ten more agreements of sale on which closing is expect to occur during second quarter of 2008. As noted above, under the provisions of SFAS 144, the Partnership recorded an $8.5 million impairment charge for its long-lived assets during 2007. Pursuant to the requirements of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, if losses applicable to the minority interest in the Partnership exceed the minority interest in the equity capital of the Partnership, such losses of the minority interest should be charged against the majority interest, as there is no obligation of the minority interest to make good such losses. Accordingly, since the portion of the $8.5 million impairment charge attributed to the minority interest exceeded the minority interest in the equity capital of the Partnership, approximately $2.0 million of the impairment charge recorded in 2007 by the Partnership, attributed to the minority interest, was charged against the majority interest of the Company during 2007. ARB No. 51 further provides that if future earnings do materialize, the majority interest should be credited to the extent of such losses attributed to the minority interest but which were previously absorbed by the majority interest. Therefore, pursuant to the requirements of ARB No. 51, the Company recorded 100% of the income from the Partnership arising during January and February 2008, a net of $353,000, primarily attributed to gains from sales of condominium units of $510,000, offset by losses from incidental rental operations and other expenses. All sales were to unrelated third-parties at fair market value and on a non-recourse basis. We were not required to apply the requirements of paragraphs 33 and 34 of SFAS 66, because we did not retain an equity interest in the real estate. The Company did not have an equity interest in the buyers and buyers were independent from the Company.

12. Trust Preferred Securities
          Management previously determined that Royal Bancshares Trust I/II (“Trusts”) utilized for the Company’s $25.8 million of pooled trust preferred securities issuance, qualifies as a variable interest entities under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004.
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
13. Investment in Real Estate Joint Ventures
          The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans during 2007. As a result of this review, the Company determined three (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The Company has reclassified two of these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. The third investment in the amount of $2.5 million was classified as an investment in a real estate joint venture at December 31, 2007 and was to fund the acquisition of a marina project. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007. This impairment was charged to operating expenses during the third quarter 2007. As of March 31, 2008 the investment in the construction of an office and residential building was $5.4 million, and the balance of the marina investment was $2.5 million, for a total investment in real estate joint ventures of $7.9 million.
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
          The contract amounts are as follows (in thousands):

	March 31, 2008	December 31, 2007

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$130,950	$135,166
Commitment to extend credit	18,188	27,006
Standby letters of credit and financial guarantees written	5,736	6,886
Financial instruments whose notional amount exceed the amount of credit risk	—	—
Interest rate swap agreements	55,452	60,502

15. Reclassifications
          Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform with the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassification.
16. Recent accounting pronouncements
          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 applies to life insurance arrangements that provide an employee with a specific benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has evaluated the impact of this consensus and has concluded it does not have a material impact on the Company’s financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a frame work for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In March 2008, the FASB issued FSP FAS 157-2 to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). Assets and liabilities currently reported or disclosed at fair value on a recurring basis in the Company’s financial statements include investment securities, impaired loans, loans held for sale and derivatives. The Company does not expect any material impact on its financial statements upon partial adoption of FAS 157 for its fiscal year beginning January 1, 2008 and thereafter.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value of Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company did not elect to early adopt SFAS No. 159. The Company is not electing to measure any additional financial instruments at fair value under this statement and therefore the adoption of FASB Statement No. 159 did not have a material impact on our consolidated financial position or results of operations.
          In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company has evaluated the impact of EITF 06-11 and has concluded it is not applicable and therefore did not have a material impact on its financial position, results of operations or cash flows.
          In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company evaluated the impact of EITF 06-10 on its consolidated financial position and results of operations and concluded it is not applicable and therefore did not have a material effect on the Company’s financial statements.
          In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of FSP FIN 39-1 is not applicable to the Company and therefore did not have a material impact on the Company’s financial statements.

          In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Royal Bancshares is currently assessing the impact of FAS 160 on its financial statements.
          In December 2007, the FASB issued FASB Statement No. 141(Revised 2007) (FASB 141(R)), “Business Combinations.” FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. FAS 141(R) may not be adopted before that date. Royal Bancshares is currently assessing the impact of FAS 141(R) on its financial statements.
          SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31,2007. SAB No.110 is effective January 1, 2008. The adoption of SAB No. 110 did not have a material impact on the Company’s financial statements.
          In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard amends FASB Statement No. 133 and is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Royal Bancshares is currently assessing the impact of FASB 161 on its financial statements.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month periods ended March 31, 2008 and March 31, 2007. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Form 10-K.
FORWARD-LOOKING STATEMENTS
          From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes”, “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, Royal Bancshares notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in Royal Bancshares forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.
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
          Note A to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2007) lists significant accounting policies used in the development and presentation of the Company’s financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company is an investor in a variable interest entity and is required to report its investment in the variable interest entity on a consolidated basis under FIN 46(R). The variable interest entity is responsible for providing its financial information to the Company. We complete an internal review of this financial information. This review requires substantive judgment and estimation. The Company has identified accounting for allowance for loan losses, deferred tax assets, other than temporary impairment on investments securities, accounting for acquisition, development and construction loans and derivative securities as among the most critical accounting policies and estimates in that they are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.
Unresolved Staff Comments
          On September 19, 2007 Royal Bancshares received a comment letter from the Securities and Exchange Commission concerning our December 31, 2006 Form 10-K, March 31, 2007 Form 10-Q, and the June 30, 2007 Form 10-Q. Royal Bancshares responded to this comment letter on February 22, 2008. As of the date of this Form 10-Q, Royal Bancshares has not received a response from the Commission with regard to such comments, and such comments remain unresolved.
          On February 1, 2008 Royal Bancshares received a comment letter from the Securities and Exchange Commission concerning our Form 8-K filed on January 29, 2008. Royal Bancshares responded to this comment letter on February 13, 2008. As of the date of this Form 10-Q, Royal Bancshares has not received a response from the Commission with regard to such comments, and such comments remain unresolved.
Financial Highlights and Business Results
          On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. On July 17, 2006, Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. The principal activities of Royal Bancshares is supervising Royal Bank and Royal Asian, collectively known as the Banks, which engage in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey and Delaware. Royal Bancshares also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. At March 31, 2008, Royal Bancshares had consolidated total assets of approximately $1.2 billion, total deposits of approximately $690 million and shareholders’ equity of approximately $143 million. Royal Bancshares had interest income of $20.1 million at March 31, 2008, an increase of 3.1% from the $19.5 million for the three-months ended March 31, 2007. Interest expense for the three months ended March 31, 2008 was $10.2 million, a decrease of $1.8 million, or 14.9%, from the three months ended March 31, 2007. Net income at March 31, 2008 was $1.0 million, a 55.2% decrease from the earnings of $2.3 million reported for the quarter ended March 31, 2007.
          The chief sources of revenue for Royal Bancshares are interest income from extending loans and interest income from investing in security instruments, mostly through its subsidiaries Royal Bank and Royal Asian. Both Royal Bank and Royal Asian principally generate commercial real estate loans secured by first mortgage liens. These types of loans make up 37% and 77% of the loan portfolios of Royal Bank and Royal Asian at March 31, 2008, respectively. Additionally, Royal Bank and Royal Asian offer construction loans, including construction loans for commercial real estate projects and for residential home development. At March 31, 2008, construction loans comprised 17.7% and 10.4%, respectively, of the Royal Bank and Royal Asian loan portfolios. Land development loans at March 31, 2008 comprised 12.6% and 2.1% of the loan portfolios of Royal Bank and Royal Asian, respectively. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we are experiencing now, adversely impacts the commercial rental or home sales market. During 2005, Royal Bancshares received permission to offer loans, including mezzanine loans, by the Federal Reserve Board. Royal Bank also offers mezzanine loans. Mezzanine loans are typically inherently more risky, higher rewarding, loans. They are often secured by subordinate lien positions with loan to value ratios typically between 75% and 95% of collateral value. Royal Bancshares and its subsidiaries do not typically offer mezzanine loans for purposes other than the acquisition or construction of projects related to real estate. On occasion, Royal Bancshares has extended mezzanine financing on a project where Royal Bank extended senior debt financing. During the fourth quarter of 2007, management of Royal Bancshares made a decision to curtail mezzanine lending due to the elevation of risk given the current economic conditions. At March 31, 2008, Royal Bancshares had $15.3 million in mezzanine loans outstanding, and the percentage of mezzanine loans in the Royal Bancshares consolidated loan portfolio was 2.4% of the portfolio. Mezzanine loans inherently carry more risk and accordingly at March 31, 2008, the portion of the Company’s loan loss reserve attributed to mezzanine loans is $3.5 million, or 22.9% of outstanding mezzanine loans. Net earnings of Royal Bancshares are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn a spread. Please see the Net Interest Margin section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.
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
          During the third quarter of 2006, Royal Bank formed a subsidiary, RBA ABL Group, LP, to originate asset based loans. The Bank owns 60% of the subsidiary. During the fourth quarter of 2006, Royal Bank formed a subsidiary, Royal Tax Lien Services, LLC, to purchase and service delinquent tax liens. The Bank owns 60% of the subsidiary. During the fourth quarter of 2006, Royal Bank formed a subsidiary, RBA Capital, LP, to originate structured or re-discounted debt. The Bank owns 60% of the subsidiary.
          Royal Bank derives its income principally from interest charged on loans, interest earned on investment securities, and fees received in connection with the origination of loans and other services. Royal Bank’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, investment maturities, loan sales and the repayment of outstanding loans provide the majority of funds for activities.
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
          Employees. Royal Bank employed approximately 165 people on a full-time equivalent basis as of March 31, 2008.
          Deposits. At March 31, 2008, total deposits of Royal Bank were distributed among demand deposits (9.0%), money market deposit, savings and Super Now accounts (38.2%) and time deposits (52.8%). At March 31, 2008, deposits decreased $76.5 million to $652.1 million, from year-end 2007, or 10.5%, primarily due to a decrease in time deposits. Included in Royal Banks’ deposits are approximately $475,000 of intercompany deposits that are eliminated out through consolidation.
          Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
          Lending. At March 31, 2008, Royal Bank, including its subsidiaries, had a total loan portfolio of $588.4 million, representing 53.8% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At March 31, 2008, loans increased $9.6 million from year end 2007.
          Business results. Total interest income of Royal Bank for the quarter ended March 31, 2008 was $18.6 million compared to $18.8 million for the quarter ended March 31, 2007. Interest expense was $9.6 million for the quarter ended March 31, 2008, as compared to $11.1 million at March 31, 2007, a decrease of 13.4%. Net income for Royal Bank for the quarter ended March 31, 2008 was $1.0 million, a 60.9% decrease from $2.7 million for the quarter ended March 31, 2007. Total assets of Royal Bank were $1.1 billion at March 31, 2008. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, RBA Capital, Royal Bank America Leasing, Royal Tax Lien Services, and Crusader Servicing Corporation.
Royal Asian Bank
          Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. Royal Asian is an insured bank by the Federal Deposit Insurance Corporation (the “FDIC”). Royal Asian derives its income principally from interest charged on loans and fees received in connection with the other services. Royal Asian’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, and the repayment of outstanding loans provide the majority of funds for activities.
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
          Employees. Royal Asian employed approximately 33 people on a full-time equivalent basis as of March 31, 2008.
          Deposits. At March 31, 2008, total deposits of Royal Asian were distributed among demand deposits (12.8%), money market deposit, savings and Super Now accounts (25.3%) and time deposits (61.9%). At the end of the first quarter 2008, total deposits were $70.6 million.
          Lending. Royal Asian had a total loan portfolio of $59.9 million, representing 69.6% of total assets at March 31, 2008. The loan portfolio is categorized into commercial demand, commercial mortgages, construction, and installment loans.
          Business results. Total interest income of Royal Asian decreased 12.3% at March 31, 2008, to $1.5 million from $1.7 million at March 31, 2007. Interest expense was $617,000 at March 31, 2008, as compared to $737,000 at March 31, 2007, a decrease of 16.4%. Net income for Royal Asian at March 31, 2008 was $36,000, a 72.5% decrease from the $131,000 at March 31, 2007. Total assets of Royal Asian were $86.1 at March 31, 2008.
          Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Asian intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Asian’s size, objective of profit maintenance and stable capital structure.
Non-Bank Subsidiaries
          Royal Investments of Delaware
          On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, DE 19899. RID buys, holds and sells investment securities.
          Business results. Total interest income of RID increased 49% at March 31, 2008, to $548,000 from $367,000 at March 31, 2007. Net income for RID for the quarter ended March 31, 2008 was $152,000, a 195% increase from $52,000 for the quarter ended March 31, 2007. At March 31, 2008, total assets of RID were $60.4 million, of which $7.1 million was held in cash and cash equivalents and $30.1 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. Royal Bank has extended loans to RID, secured by securities and as per the provisions of Regulation W. At March 31, 2008, the amount due Royal Bank from RID was $13.9 million.
          Crusader Servicing Corporation
          Royal Bancshares, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, PA 19072. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. During 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18 million, which was used by SMI to purchase a tax lien portfolio at a discount. The SMI loan has since been paid down to $6.8 million dollars at March 31, 2008. During the first quarter of 2008, the servicer of the SMI portfolio was terminated. RTL began to fully service the SMI portfolio at that time. Following the termination of the relationship with the other servicer, CSC conducted an evaluation of the estimated fair market value of all properties subject to SMI liens, as well as an evaluation of the fair market value of OREO property in the SMI portfolio. The SMI liens and OREO property were evaluated as one portfolio as the liens have common characteristics. As a result of this evaluation, CSC determined that the total estimated fair market value of the property subject to SMI liens, plus the estimated fair market value of the OREO property, less disposition costs, was approximately $17 million. Since the outstanding balance of the CSC loan to SMI is $6.8 million and is secured by real property having an approximate fair market value of $17 million, no provision for lien losses was recorded.

          Business results. Net interest income of CSC increased 19% for the quarter ended March 31, 2008, to $213,000 from $179,000 for the quarter ended March 31, 2007. Net income for CSC at March 31, 2008 was $64,000 versus $4,000 for the same period in 2007. At March 31, 2008, total assets of CSC were $29 million, of which $27.9 million was held in tax liens. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W. At March 31, 2008, the amount due Royal Bank from CSC was $24.4 million.
          Royal Investments America
          On June 23, 2003, Royal Bancshares, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by the FDIC and Pennsylvania Department of Banking by regulation.
          Business results. At March 31, 2008, total assets of RIA prior to consolidation under FIN 46(R) were $7.5 million. During the first quarter of 2008, RIA had net income of $309,000 compared to a net loss of $28,000 during the same period in 2007. During the third quarter and fourth quarters of 2007, the partnership in which RIA is a limited partner made a determination that its principal asset, an equity investment in real estate consisting of a condominium conversion project became impaired in the amount of $8.5 million. RIA took a charge during the third and fourth quarter of 2007 in the approximate aggregate amount of $6.2 million as a result. No further impairment occurred during the first quarter of 2008.
          Royal Bank has extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2008, the amount due Royal Bank from RIA was $150,000.
          Royal Bank America Leasing, LP
          On July 25, 2005, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $200,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first quarters of 2008 and 2007, neither sales nor purchases of lease portfolios were material.
          Business results. At March 31, 2008, total assets of Royal Leasing were $19.0 million, including $18.7 million in net leases, as compared to $14.5 million in assets, including $14.4 million in leases at March 31, 2007. During the quarter ended March 31, 2008, Royal Leasing had total interest income of $607,000, a 40.5% increase from $432,000 in the same period in 2007; provision for lease losses of $119,000 versus $36,000 in the first quarter of 2007; non-interest income of $129,000 (principally from gain on sales of leases), an increase of $2,000 from $127,000 in 2007; and non-interest expense of $189,000, a 329.5% increase from $44,000 at the end of the first quarter 2007. The primary reason for the increase in non-interest expense was due to an increase in indirect leasing costs. Net income for the first quarter of March 2008 was $86,000, a decrease of $64,000 from net income of $150,000 during the first quarter of 2007. The decrease in net income was mostly attributed to the provision for lease losses added during the first quarter of 2008 for four small ticket leases that became 90 days delinquent during the quarter.
          Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2008, the amount due Royal Bank from RBA Leasing was $17.4 million.
          RBA ABL Group, LP
          On September 1, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed RBA ABL Group, LP (“ABL”). Royal Bank holds a 60% ownership interest in ABL. Legal headquarters are 732 Montgomery Avenue, Narberth, Pennsylvania 19072. ABL was formed to originate asset based loans. Royal Bank discontinued operating ABL in January 2008, with no material impact on operating results. The one outstanding loan relationship at ABL was transferred to Royal Bank.

          RBA Capital, LP
          On October 1, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed RBA Capital, LP (“RBA Capital”). Royal Bank holds a 60% ownership interest in RBA Capital. Legal headquarters are 150 North Radnor Chester Road, Radnor Pennsylvania 19087. RBA Capital was formed to lend to lenders on a re-discounted basis. By on a re-discounted basis, we mean the main business line of RBA Capital is to extend loans to other lenders (“RBA Loan”). These other lenders are typically not financial institutions, but rather individuals, smaller corporations, or partnerships (“Borrowing Lender”) that make small loans including, but not limited to, loans to contractors, home buyers or the purchasers of smaller, owner occupied, commercial real estate buildings (“Discounted Loans”). The Discounted Loans can also be small construction or improvement loans. The lender is required to have equity in each Discounted Loan so as to afford RBA Capital a prudent maximum loan to value ratio for its portion of the RBA Loan extended for the respective Discounted Loan. By way of an example, if a Borrowing Lender wanted to extend financing for one of its borrowers to purchase property for $100,000, the Borrowing Lender would not lend the full purchase price to its borrower, but rather would impose a loan to value (“LTV”) limit, generally discounting the purchase price by 15% to maintain a maximum LTV of 85%, thereby lending $85,000 to its borrower for the purchase. The Borrowing Lender would then borrow funds from RBA Capital to fund loan advances to its borrower. RBA Capital would not lend 100% of the Borrowing Lender’s loan advances, but would instead “re-discount” those advances by generally striving to maintain a 65% LTV ratio, and would in this example lend $65,000 to the Borrowing Lender. The Discounted Loans are then pledged to RBA Capital as collateral for its RBA Loan. RBA Capital typically originates its loans through internal sales staff and advertising in trade publications. RBA Capital on occasion will refer loans to Royal Bank, or for certain larger loans it originates, participate with Royal Bank in the loan. Royal Bank pays RBA Capital a referral fee for loans referred from RBA Capital or for loans participated with RBA Capital. All transactions between Royal Bank and RBA Capital are on commercially reasonable terms at market rates and terms that would be paid, received or granted by unrelated third-parties.
          Business results. At March 31, 2008, total assets of RBA Capital were $37.5 million, of which $16,000 was held in cash and cash equivalents and $37.2 million was held in net loans. Total assets of RBA Capital at March 31, 2007 were $7.2 million, of which $502,000 was held in cash and cash equivalents and $6.7 million was held in net loans. Total interest income of RBA Capital increased $662,000 at March 31, 2008, to $797,000 from $135,000 at March 31, 2007. This was mostly attributed to growth in the loan portfolio. Interest expense was $484,000 at March 31, 2008, as compared to $67,000 at March 31, 2007. The increase was due to additional borrowings needed to fund new loans. RBA Capital had a net loss at March 31, 2008 of $307,000, a $212,000 decrease from the $95,000 loss at March 31, 2007. Net income for the 2008 first quarter was adversely impacted by a provision for loan loss taken during the quarter. During the second quarter of 2007, RBA Capital extended a loan for approximately $2.9 million to a borrower to fund loans to purchasers of new construction homes in North and South Carolina. During the later part of the first quarter 2008, RBA Capital’s borrower failed to meet certain loan covenants and terms and as a result RBA Capital declared the loan in default. Upon completing an analysis of the underlying collateral value, $545,000 was taken as a provision for loan losses for this loan during the 2008 first quarter.
          Royal Bank has extended loans to RBA Capital at market interest rates, secured by the loan portfolio of RBA Capital and as per the provisions of Regulation W. At March 31, 2008, the amount due Royal Bank from RBA Capital was $37.1 million.
          Royal Tax Lien Services, LLC
          On November 17, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Legal headquarters are 732 Montgomery Avenue, Narberth, Pennsylvania 19072. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.
          Business results. Net interest income of RTL increased 184% for the quarter ended March 31, 2008, to $620,000 from $219,000 for the quarter ended March 31, 2007. This increase was largely due to additional penalty income during the first quarter. Net income for RTL for the quarter ended March 31, 2008 was $320,000 versus $65,000 for the quarter ended March 31, 2007. At March 31, 2008, total assets of RTL were $33.5 million, of which $33.5 million was held in tax liens.
          Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W. At March 31, 2008, the amount due Royal Bank from RTL was $32.4 million.

          Royal Captive Insurance Company
          On November 21, 2007, Royal Bancshares established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for Royal Bancshares and its affiliates. At March 31, 2008, total assets of Royal Captive Insurance were $1.5 million.
          Royal Preferred LLC
          On June 16, 2006 Royal Bancshares, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At March 31, 2008, Royal Preferred LLC had total assets of approximately $21 million.
          Royal Bancshares Capital Trust I and II
          On October 27, 2004, Royal Bancshares formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities.
RESULTS OF OPERATIONS
          Results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Interest income is recognized according to the effective interest yield method. Net income is also affected by the provision for loan losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses. Interest income is also affected by the level of non-performing loans.
Consolidated Net Income
          During the first quarter of 2008, the Company recorded net income of $1.0 million, a decrease of $1.3 million compared to first quarter of 2007 net income of $2.3 million. The decrease in net income was primarily the result of $3.3 million of additional provision for loan losses taken during the first quarter of 2008, offset by an increase in interest income of $612,000 and managing deposit and other borrowing costs to take advantage of the falling interest rate market resulting in a $1.8 million decrease in interest expense. As a result of the continued slowdown in the housing market, the Company has experienced a weakening in the performance of real estate related loans and real estate investments. Non-performing loans are reviewed in the Credit Risk Management section of this report. Basic earnings per share and diluted earnings per share were both $0.08 for the first quarter of 2008, as compared to basic and diluted earnings per share of $0.17 for the same quarter in 2007.
Interest Income
          Total interest income increased $612,000, or 3.1%, to $20.1 million for the quarter ended March 31, 2008 compared to the same period in 2007, The increase in interest income was primarily a result of a $1.8 million increase in interest income on loans, partially offset by a $527,000 reduction in interest from deposits in banks as a result of a $41 million decrease in the average balance of cash equivalents from quarter to quarter, and a $653,000 decrease in interest income from investments due to a decrease in the investment portfolio of $99.4 million as a result of maturities and calls. During the first quarter of 2007, two loans were transferred to non-accrual status which resulted in a decrease in interest income of approximately $780,000.

Interest Expense
          Interest expense decreased $1.8 million to $10.2 million for the quarter ended March 31, 2008 compared to the same period in 2007. The decrease in interest expense was the result of a $1.6 million decrease in deposit and borrowing interest expense and a decrease of $138,000 in interest expense related to real estate owned via equity investment in the first quarter of 2008. The $1.6 million, or 14%, decrease in deposit and borrowing interest expense is the result of a $2.2 million decrease in interest expense related to deposits, partially offset by a $517,000 increase in borrowings interest expense. The lower level of deposit interest expense was due to allowing maturing CD’s to run-off and replacing them with lower costing borrowings from the FHLB and other institutions, and the lower rates paid on the deposits in first quarter 2008. Average deposits decreased 19.4% in the first quarter of 2008, compared to the first quarter of 2007. This decrease was primarily a result of allowing certificates of deposits to run-off and replacing them with lower cost borrowings. The average balance of other borrowings increased $100.5 million, or 44.7% during March 2008 from the first quarter of 2007. The average rate paid on interest bearing deposits of 3.9% during the first quarter of 2008 was 25 basis points lower than the same period in 2007. The average rate paid on borrowings during the first quarter of 2008 was also 3.9%, down 88 basis points from March 2007.
Net Interest Margin
          The first quarter 2008 net interest margin of 3.6% was higher than the first quarter 2007 net interest margin of 2.6%. This increase was primarily the result of redeploying funds invested in securities into higher yielding loans and the impact of falling interest rates on deposit and borrowing costs experienced in 2008, and also as a result of the first quarter 2007 adjustments mentioned above. The Company was asset sensitive (positive gap for interest sensitivity purposes) during the first quarter of 2008, and therefore the interest rate reductions by the Federal Reserve during the quarter put pressure on our net interest margin. Management mitigated the impact by allowing higher costing certificates of deposit to mature and replaced those funds with lower cost borrowings from the Federal Home Loan Bank and other institutional sources.
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

	For the three months ended			For the three months ended
	March 31, 2008			March 31, 2007
	Average			Average
(in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$2,313	$18	3.21%	$43,264	$585	5.48%
Investments securities	474,658	6,370	5.40%	566,721	6,983	5.00%
Loans	651,001	13,684	8.45%	597,218	11,892	8.08%

Earning assets	1,127,972	20,072	7.16%	1,207,203	19,460	6.54%

Non earning assets	73,451			96,251

Total average assets	$1,201,423			$1,303,454

Deposits	$715,817	6,934	3.90%	$888,249	9,098	4.15%
Borrowings	325,823	3,193	3.94%	225,247	2,676	4.82%

Total interest bearing liabilities	1,041,640	10,127	3.91%	1,113,496	11,774	4.29%

Non-interest bearing liabilities and equity	159,783			189,958

Total average liabilities and equity	$1,201,423			$1,303,454

Net interest margin		$9,945	3.55%		$7,686	2.58%

Rate Volume Analysis
          The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three month period ended March 31, 2008, as compared to the respective period in 2007, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2008 vs. 2007
	Increase (decrease)
(in thousands)	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	$(298)	$(229)	$(527)
Federal funds sold	(23)	(17)	(40)
Investments securities
Held to maturity	(2,034)	377	(1,657)
Available for sale	912	132	1,044

Total short term earning assets	$(1,443)	$263	$(1,180)

Loans
Commercial demand loans	$603	$737	$1,340
Commercial mortgages	248	(117)	131
Residential and home equity	(83)	8	(75)
Leases receivables	164	(43)	121
Tax certificates	397	45	442
Other loans	(6)	(14)	(20)
Loan fees	(147)	—	(147)

Total loans	$1,176	$616	$1,792

Total decrease (increase) in interest income	$(267)	$879	$612

INTEREST EXPENSE
Deposits
NOW and money market	$(233)	$60	$(173)
Savings	(3)	—	(3)
Time deposits	(1,609)	(379)	(1,988)

Total deposits	(1,845)	(319)	(2,164)
Trust preferred	—	(34)	(34)
Borrowings	1,063	(512)	551

Total decrease in interest expense	$(782)	$(865)	$(1,647)

Total increase in net interest income	$515	$1,744	$2,259

Credit Risk Management
          The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the specific allowance for risk-rated credits on an individual or portfolio basis and (2) the formula allowance reflecting historical losses, as adjusted, by credit category.
          The Company uses three major components in determining the appropriate value of the loan and lease loss allowance: standards required under SFAS No. 114, a historical loss factor, and an environmental factor. Utilizing standards required under SFAS No. 114, loans are evaluated for impairment on an individual basis considering current collateral values, all known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Once a loan is determined to be impaired (or is classified) such loans will be deducted from the portfolio and the net remaining balance will used in the historical and environmental analysis.
          The formula allowance, which is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon the average of the two highest years out of the historical loss experienced over the prior five years. The factors used to adjust the general loss reserve address various risk characteristics of the Company’s loan and lease portfolio including: (1) trends in delinquencies, potential problem loans and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan portfolio, (4) concentrations of loans to specific industry segments, and (5) changes in economic conditions on both a local and national level. The economic factor uses two categories. The first category is based on economic conditions determined by statistical data published by the Federal Reserve Board. The second category is based on loan concentration and loan size. In addition, the Company performs a migration analysis to validate the allowance amount for substandard and doubtful loans that are not determined to be impaired loans.
          Management recognizes the higher credit risk associated with commercial and construction loans. As a result of the higher credit risk related to commercial and construction loans, the Company computes its formula allowance (which is based upon historical loss factors, as adjusted) using higher quantitative risk weighting factors than used for its consumer related loans. As an example, the Company applies an internal quantitative risk-weighting factor for construction loans which is approximately three times higher than the quantitative risk-weighting factor used for multi-family real estate loans. These higher economic risk factors for commercial and construction loans are used to compensate for the higher volatility of commercial and construction loans to changes in the economy and various real estate markets.
          Similarly, management recognizes the higher credit risk associated with mezzanine loans. The Company manages this risk, in part, usually obtaining a mortgage on the project’s real estate property and by having each borrower enter into a personal guarantee to cover the loan amount, but recognizes a subordinate mortgage or a personal guarantee may not cover a possible loss on a mezzanine loan. As a result of the higher credit risk related to mezzanine loans, the Company computes its formula allowance (which is based upon historical loss factors, as adjusted) separately for mezzanine loans within their related loan categories. As an example, the Company applies a quantitative risk-weighting factor for mezzanine non-residential real estate loans that is over twice the amount used for non-mezzanine non-residential real estate loans.
          The specific allowance is used to provide for an allowance when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company’s calculation of the potential loss in individual loans. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio when management becomes aware that losses incurred may exceed those determined by application of the risk factors.
          The amount of the allowance is reviewed and approved by the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer and Chief Financial Officer on at least a quarterly basis. The provision for loan losses was $3.3 million in the first quarter of 2008 compared to $212,000 in the same period in 2007. The deteriorating real estate market that continued from 2007 into the first quarter of 2008 caused housing sales to slow and has impacted construction loans throughout the banking industry. This weak sales market has affected construction and mezzanine loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses.
          The increase in the reserve was primarily the result of a $4.2 million specific allowance established based on the Company’s calculation of potential losses in individual loans during the first quarter of 2008, offset by a $900,000 reduction in formula allowance and classified allowance as a result of decreasing the outstanding loan balance on which they are calculated by $18.0 million, the amount of loans on which specific reserves were established during the quarter, and further offset by a $100,000 reduction in the provision due to a reduction in loans outstanding for Royal Asian Bank. The specific allowance of $4.2 million related to one commercial loan in the amount of $2.9 million, seven residential construction loans in the aggregate amount of $10.2 million, two non-residential real estate loans in the aggregate amount of $2.3 million, one residential construction mezzanine loan in the amount of $1.0 million, and two non-residential real estate mezzanine loans in the aggregate amount of $676,000, various small ticket leases in the aggregate amount of $759,000, and $465,000 of residential mortgages, all classified as impaired during the first quarter. Please see the Non-performing Assets section below for a discussion on each newly impaired loan.

          During the first quarter of 2008, the Company did not add or reduce any additional specific allowances on loans classified as impaired prior to that quarter. Loans classified as impaired as of March 31, 2008 are reviewed in detail in the non-performing loan section below.
          The Company classifies its leases as capital leases, in accordance to Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended by SFAS 98 & 145. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
          The allowance for loan and lease losses was 3.4% of total loans and leases at March 31, 2008 and 3.0% at December 31, 2007. The allowance increased during the first three months of 2008 by $1.7 million from $19.3 million at December 31, 2007, to $22.0 million at March 31, 2008. The increase in the allowance during the first three months of 2008 was primarily the result of a $4.2 million specific allowance offset by decreases in formula allowance as discussed above, charge-offs and payments made on impaired loans during the quarter. The Company experienced net charge-offs of $602,000 during the first three months of 2008, compared to $26,000 during the first three months of 2007. The majority of the charged off loans during the first quarter of 2008 are related to an asset based loan originated in 2007 where the borrower shut down its business. The Company continues to pursue collection of this loan.
          Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first three months of 2008, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included increasing the risk factors as a result of the rise in the trends in delinquencies and potential problem loans of both construction and multi-family real estate loans.
(The balance of this page left blank intentionally)

Changes in the allowance for loan and lease losses were as follows:

	March 31,	December 31,
(in thousands)	2008	2007
Balance at beginning period	$19,282	$11,455

Charge-offs
Commercial and Industrial	(568)	(704)
Construction and land development	—	(2,408)
Construction and land development-mezzanine	—	(1,579)
Real estate- non-residential	—	(294)
Real estate- non-residential — mezzanine	—	—
Single family residential	(34)	(195)
Leases	—	(286)
Tax Certificates	—	—

Total charge-offs	(602)	(5,466)

Recoveries
Commercial and Industrial	—	201
Construction and land development	—	34
Single family residential	—	28
Single family residential — mezzanine	—	—
Real Estate — non-residential	—	4
Leases	—	—
Tax Certificates	—	—

Total recoveries	—	267

Net Loan (charge offs)	(602)	(5,199)

Provision for loan losses	3,281	13,026

Balance at the end of period	$21,961	$19,282

(The balance of this page left blank intentionally)

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	March 31, 2008		December 31, 2007
		Percent of		Percent of
		outstanding		outstanding
	Allowance	loans	Allowance	loans
	Amount	in each	Amount	in each
	(in	category to	(in	category to
	thousands)	total loans	thousands)	total loans

Commercial and industrial	$2,070	12.70%	$2,124	12.00%
Construction and land development	8,875	27.90%	7,674	26.40%
Constr. and land develop. — mezzanine	3,318	0.80%	2,493	1.00%
Single family residential	884	5.50%	1,014	6.60%
Real Estate – non-residential	5,443	40.00%	4,746	40.60%
Real Estate – non-res. — mezzanine	169	1.10%	204	1.90%
Real Estate – multi-family	59	1.10%	59	1.10%
Real Estate – multi-family — mezzanine	67	0.40%	6	0.00%
Tax certificates	177	6.80%	185	7.20%
Lease financing	861	3.10%	763	3.10%
Other	38	0.60%	14	0.10%

Total	$21,961	100.00%	$19,282	100.00%

Non-performing assets

	March 31,	December 31,
(in thousands)	2008	2007

Non-accruing loans (1)	$41,910	$24,438
Other real estate owned	1,219	1,048

Total nonperforming assets	$43,129	$25,486

Nonperforming assets to total assets	3.64%	1.99%

Nonperforming loans to total loans	6.44%	3.79%

Allowance for loan loss to non-accruing loans	52.40%	78.90%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
          Loans on which the accrual of interest has been discontinued were $41.9 million at March 31, 2008, as compared to $24.4 million at December 31, 2007, an increase of $17.5 million. The primary reason for this increase was $18.7 million of loans which were identified as impaired during the first quarter 2008. See below for details on the loans. The following is a detail listing of the significant additions to non-accruing loans during the first three months of 2008. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter.
First Quarter 2008 new non-accruing loans:
•	One loan of RBA Capital in the amount of $2.9 million was related to one borrower extending loans to third-party buyers of new construction single family residences. During the first quarter of 2008, the borrower failed to meet certain loan covenants and terms and the loan was classified as impaired during the first quarter of 2008. RBA Capital has commenced foreclosure on this loan. The collateral for this loan are the assignments of notes and mortgages from the underlying third-party buyers of our borrower. Ultimately, the collateral is mostly single family housing, along with some lots for single family housing, secured by the assigned mortgages. An evaluation of the fair market value of the real estate based on appraisals and other independent information obtained during the first quarter of 2008 was made. The evaluation resulted in our establishing a specific reserve of $545,000 for the loan.

•	21 small ticket leases in the aggregate amount of $759,000 became 90 days delinquent during the quarter. Following an evaluation of the lessee’s ability to pay and the estimation of the fair market value of the leased property, a specific reserve in the amount of $120,000 was established during the first quarter 2008. The Company expects that it will charge-off a portion or all of the $120,000 reserve for these leases during the second quarter of 2008 once RBA Leasing is able to regain possession of the respective leased property and have it appraised.

•	8 small residential mortgages in the aggregate amount of $465,000 became 90 days past due and were classified as non-accruing during the first quarter of 2008. 2 single family residential loans to the same borrower in the aggregate amount of $494,500 became 90 days past due during the first quarter as the borrower stopped making loan payments due to a dispute over deposit accounts. The loans are well collateralized and the Company expects to collect these loans either by resolving the dispute directly with the borrower or via foreclosure and liquidation of the underlying collateral.

•	During April 2008 a borrower on a non-residential real estate loan in the amount of $1.4 million and a non-residential real estate mezzanine loan in the amount of $430,000 in Maryland notified the Company that the borrower could not continue making loan payments. New appraisals were received in April 2008 and based on an evaluation of these appraisals, the loans were classified as impaired and a specific reserve for loan loss in the aggregate amount of $1.4 million was established during the first quarter. The borrower also had related loans in Virginia of $923,000 for a non-residential real estate loan, $485,000 for a residential construction loan and $246,000 for a non-residential mezzanine loan. New appraisals for these loans were also received in April 2008 and based on an evaluation of these appraisals, the loans were classified as impaired and a specific reserve for loan loss in the aggregate amount of $411,000 was established during the first quarter.

•	A new appraisal for a $2.0 million residential construction loan in Philadelphia the Company had previously identified as a potential problem loan was received during April 2008. Based on an evaluation of this appraisal, the Company classified the loan as impaired during the first quarter 2008 and established a specific reserve for loan loss of $229,000.

•	New appraisals for two residential construction loans in the aggregate amount of $2.9 million in Wildwood, NJ were received on April 24, 2008. These loans were previously identified as potential problem loans. Based on an evaluation of these appraisals, the Company classified these loans as impaired during the first quarter and established a specific reserves for loan loss in the aggregate amount of $365,000.

•	A borrower on $1.0 million residential construction mezzanine loan in northern New Jersey notified the Company that the borrower was selling real estate not associated with the loan of the Company and would use a portion of the net sale proceeds to repay this loan. The closing of the sale was to take place during April 2008. On April 11th, the sale encountered a problem and the borrower notified the Company that the sale would not take place. Utilizing current market data, and an existing out of date appraisal, the Company estimates that this loan is impaired. The Company has made its best estimate as to the amount of impairment and has established a specific reserve of $298,000 for the first quarter of 2008. The Company has ordered a new appraisal on the real estate that is the collateral for this loan. The loan is secured by a mortgage in a second lien position, subordinate to a senior loan from a third party lender in the amount of $8.5 million. When the new appraisal is received, the Company will, during the second quarter of 2008, adjust the amount of impairment should its revised impairment analysis show an adjustment is necessary.

•	2 loans in the aggregate amount of $4.7 million for a residential construction project in Las Vegas, NV, are loan participations in larger loans in the aggregate amount of $34.1 million, and were to be repaid from a $38 million sale of the property. The buyer withdrew from the agreement of sale during March 2008. The Company has classified these loans as impaired during the first quarter of 2008. The Company has established an aggregate $793,000 in specific reserves for loan loss for these loans.
(The balance of this page left blank intentionally)

Non-Accruing Loans:

	Total
	Loan	Specifc
(in thousands)	Balance	Reserve

Construction & Land Development	$25,323	$3,439
Construction & Land Develop. — mezzanine	3,280	1,956
Real Estate-Non-Residential	8,011	1,342
Real Estate-Non-Residential — mezzanine	676	676
Commercial & Industrial	2,902	545
Single Family Residential	959	92
Leasing	759	120

Total	$41,910	$8,170

Non-Accruing Loans:

	12/31/07	1st Qtr 2008	Year to date 3/31/08		3/31/2008
(in thousands)	Balance	Additions	Payments	Charge-offs	Balance

Construction & Land Develop.	$15,200	$10,123	$—	$—	$25,323
Constr.& Develop. — mezzanine	2,279	1,001	—	—	3,280
Real Estate-Non-Residential	6,342	2,278	(609)	—	8,011
Real Estate-Non-Residential — mezzanine	—	676		—	676
Commercial & Industrial	617	2,902	(49)	(568)	2,902
Single Family Residential	—	959	—	—	959
Leasing	—	759	—	—	759

Total	$24,438	$18,698	$(658)	$(568)	$41,910

For the above non-accruing loans:
          The $25.3 million in construction and land development loans are secured by first mortgage liens on real property. In general, the business purpose of these loans is either the construction of commercial property such as office buildings or shopping centers, development and construction of single family residences, condominiums, town houses, or zoning and obtaining final approval of lots to be sold to other builders. In virtually all cases, the developer is required to provide a personal guarantee. At the inception of the loan, appraisals from independent, qualified third party appraisers are obtained and based on those appraisals the loan amount generally does not exceed 75% of the fair market value of the property. When the loan becomes non-performing (90 days or more delinquent), a new appraisal is obtained and a loss reserve is established or a charge-off is taken to reduce the loan amount to the appraised fair market value, less estimated disposition costs. Because of the down turn in our national economy and the softening of the housing sales market, the Company has observed a trend in the weakening of residential construction and land development loans. Homebuilders have been challenged in generating the cash flow needed to make loan payments. Many residential construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves.
          The $3.3 million non-accruing construction mezzanine loan is for the construction of 36 condominium units in New Jersey. Due to difficulties with the borrower obtaining certificates of occupancy from the municipality, units could not be sold and the loan became non-performing. The borrower has since obtained the necessary certificates of occupancy and sales have commenced. This loan is secured by a subordinate second mortgage on the property. Royal Bank also holds the senior debt on the property, a first mortgage lien in the amount of $4.3 million. This senior debt is also non-accruing and is included in the $25.3 million in construction and land development loans above. The borrower also personally guarantees the loan.
          The $8.0 million in non-accruing non-residential real estate loans are generally for income producing commercial property such as office buildings, shopping centers and the like. These loans are generally secured by first mortgage liens on real estate. The principal sponsor or business owner generally personally guarantees the loan. At the inception of the loan, appraisals from independent, qualified third party appraisers are obtained and based on those appraisals, the loan amount generally does not exceed 75% of the fair market value of the property. When the loan becomes non-performing (90 days or more delinquent), a new appraisal is obtained and a loss reserve is established or a charge-off is taken to reduce the loan amount to the appraised fair market value, less estimated disposition costs.

          The $676,000 in non-residential real estate mezzanine loans are secured by mortgages in a second lien position on land being developed into lots for residential development. The principal sponsors guarantee the loans. As of March 31, 2008, the Company has estimated that there is no value in the real property collateral securing these loans and has fully reserved for both loans.
          The $2.9 million non-performing commercial loan and the $759,000 non-performing leases are discussed above.
          The $959,000 in non-performing residential loans are generally are secured by first mortgage liens on single family homes or townhouses. When these loans become non-performing, a new appraisal is obtained and a specific reserve is established for any outstanding loan amount that exceeds 75% of the appraised fair market value.
          For non-accruing loans and all other impaired loans, following the receipt of the appraisal that is used to determine the amount of impairment, if any, our Chief Credit Officer will monitor the market in which the property is located. He will obtain information from independent sources such as broker opinion letters, sales comparables and the like to determine if the newer information continues to support the value of the property reflected in the most recent appraisal. If it does not support that value, then a new appraisal is obtained and a new analysis is made to determine if further impairment occurred.
Impaired Loans
          The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The total of impaired loans at March 31, 2008 was $41.9 million. The average balance of impaired loans during the quarter was $33.2 million. The detail concerning loans classified as impaired during 2008 is noted in the non-accrual loan section. The allowance for loan losses related to impaired loans was $8.2 million at March 31, 2008. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.
          The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing impaired loans under the accrual method.
          At March 31, 2008, all impaired loans are non-accruing. The income recognized on impaired loans was $0 for the first three months of 2008. Cash collected from impaired loans during the first quarter of 2008 was $658,000.
          The balance of impaired loans at December 31, 2007 was $24.4 million. The allowance for loan losses related to these impaired loans was $4.7 million. The average balance of impaired loans was $22.8 million during 2007 and the income recognized on impaired loans during 2007 was $763,000.
Credit Classification Process
          All loans, at the time of presentation to the appropriate loan committee, are given an initial loan “risk” rating by the Chief Credit Officer. From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, and higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.
          The loan review function is outsourced to a third party vendor which applies the Company’s loan rating system to specific credits. The risk classifications used in 2007 included Pass, Substandard, Doubtful, and Loss. During the first quarter of 2008, our Chief Credit Officer developed and obtained Board approval for a new nine point grading classification system, commonly used in the financial services industry. All loans were re-graded using this system during the quarter. Upon completion of a loan review, any loan receiving an adverse classification by the reviewer is presented to the Loan Review Committee for discussion. Minutes outlining in detail the Committee’s findings and recommendations are issued after each meeting for follow-up by individual loan officers. The Committee is comprised of the voting members of the Officers’ Loan Committee. The Chief Credit Officer is the primary bank officer dealing with the third party vendor during the reviews.
          All loans are subject to initial loan review. Additional review is undertaken with respect to loans providing potentially greater exposure. This is accomplished by:

          a. Reviewing all loans of $1 million or more annually;
          b. Reviewing 25% of all loans from $500,000 up to $1 million annually;
          c. Reviewing 2% of all loans below $500,000 annually; and
          d. Reviewing any loan requested specifically by bank management.
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
Potential Problem Loans
          Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $20.2 million and $4.4 million at March 31, 2008 and 2007, respectively. The principal reason for the increase has been a weakening of the credit quality in our commercial loan and mezzanine loan portfolio particularly related to companies in the residential homebuilder construction industry. Management has considered the trend in growth of potential problem loans and has included a factor for same in the formula used to set the Company’s general loan loss reserve.
          Residential construction loans comprise the bulk of potential problem loans, aggregating $17.5 million of the $20.2 million in total potential problem loans outstanding at March 31, 2008. The chief reason that residential constructions loans have weakened is due in large part to the poor sales market for homes, especially new construction. Homebuilders have been challenged in generating the cash flow needed to make loan payments. Many residential construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves. In addition to the concentration and historical loss components of the formula used in computing its loan loss reserve, the Company factors into its formula an additional 1.4% for economic conditions and trends with respect to residential construction loans.
Non-interest Income
          The first quarter 2008 non-interest income of $1.3 million was $1.3 million lower than the first quarter of 2007. This reduction was primarily the result of $600,000 in lower revenue related to real estate owned via equity investment and $350,000 lower gains on sales from real estate joint ventures. The consolidated real estate owned via an equity investment is associated with the Partnership described in Notes 2 and 11.
Non-interest Expense
          The first quarter of 2008 net balance of non-interest expense and minority interest of $6.8 million increased $176,000 from the first quarter of 2007. This increase is related mainly to an increase in salary and benefits of $493,000 and an increase in other expenses of $281,000, offset by a decrease in expenses related to real estate owned via equity investment of $256,000 and a decrease in minority interest of $420,000.
Income Tax Expense
          Total income tax expense for the first quarter of 2008 was $116,000 compared to a tax expense of $941,000 in the first quarter of 2007. This was primarily due to the decrease in net income in the first quarter 2008 versus 2007. The effective tax rate for the first quarter of 2008 was 10.0% compared to the 28.8% for the same period in 2007. The primary reason that the effective tax rate for the first quarter was 10.0% is that tax free income has a more significant impact due to overall earnings being lower during the quarter.

FINANCIAL CONDITION
Consolidated Assets
          Total consolidated assets as of March 31, 2008 were $1.2 billion, a decrease of $93.7 million from December 31, 2007. This decrease is due to a $99.4 million reduction in investment securities, providing funds to allow for the run-off of higher costing deposits, and the redeployment of $6.6 million into higher yielding loans during the first three months of 2008.
Loans
          Total loans increased $6.6 million from the $644.5 million level at December 31, 2007 to $651.1 million at March 31, 2008. This increase is primarily due to an increase in commercial and industrial loans, construction and land development loans, and multi-family real estate mezzanine loans, which was partially offset by a decrease in construction and land development mezzanine loans, non-residential real estate mezzanine loans and tax certificates.
          The following table represents loan balances by type:

	March 31,	December 31,
(amounts in thousands)	2008	2007

Commercial and industrial	$82,836	$77,856
Construction and land development	180,919	171,653
Const. and land develop. — mezzanine	5,451	6,443
Single family residential	35,868	42,286
Real Estate — non-residential	261,838	261,350
Real Estate — non-res. — mezzanine	7,374	11,978
Real Estate — multi-family	6,900	6,887
Real Estate — multi-family — mezzanine	2,782	275
Tax certificates	44,312	46,090
Leases	19,959	19,778
Other	4,175	1,424

Total gross loans	$652,414	$646,020
Deferred fees, net	(1,346)	(1,545)

Total loans	$651,068	$644,475

Investment Securities
          Total investment securities decreased $99.4 million to $432.3 million at March 31, 2008, from the level at December 31, 2007. This decrease is primarily due to maturities and calls of investments along with principal repayments from mortgage backed securities during the first three months of 2008. These proceeds were primarily used to fund loan growth and reduced higher costing deposits, and reduced borrowings.
Cash and Cash Equivalents
          Total cash and cash equivalents increased $1.0 million from $10.9 million at December 31, 2007 to $11.9 million at March 31, 2008, as a result of daily funding requirements.
Deposits
          Total deposits, the primary source of funds, decreased $80.2 million to $689.9 million at March 31, 2008, from December 31, 2007. The primary reason for the decrease was allowing higher costing time deposits to run off to take advantage of lower cost borrowings available from the FHLB and other institutions. Time deposits under $100,000 decreased $39.3 million, time deposits over $100,000 decreased $17.7 million and NOW and money market accounts decreased by $19.2 million at March 31, 2008.

     The following table represents ending deposit balances by type:

	March 31,	December 31,
(in thousands)	2008	2007
Demand (non-interest bearing)	$55,696	$59,573
NOW and Money Markets	231,281	250,444
Savings	15,106	15,352
Time deposits (over $100)	247,581	265,250
Time deposits (under $100)	140,274	179,533

Total deposits	$689,938	$770,152

Borrowings
          Total borrowings decreased $8.6 million to $286.3 million at March 31, 2008, from $294.9 million at December 31, 2007. This reduction is attributed to paying down borrowings with funds generated from investment securities maturities and calls.
Obligations Related to Equity Investments in Real Estate
          As a result of the adoption of FIN 46(R) the Company consolidated into its balance sheet $18.0 million of debt at March 31, 2008 and $18.6 million of debt at December 31, 2007 related to a real estate equity investment of which none is guaranteed by the Company.
Stockholders’ Equity
          Consolidated stockholders’ equity decreased $3.6 million to $142.8 million at March 31, 2008 from $146.4 million at December 31, 2007. This increase is primarily due to net earnings for the 2008 quarter offset by the payment of cash dividends and the impact on equity from other comprehensive income arising from temporary losses in the Company’s available for sale investment portfolio.
CAPITAL ADEQUACY
          The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At March 31, 2008, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.
          The table below provides a comparison of the Company, Royal Bank and Royal Asian’s risk-based capital ratios and leverage ratios for March 31, 2008 and December 31, 2007:
(The balance of this page left blank intentionally)

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
March 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk- weighted assets)
Company (consolidated)	$186,166	18.39%	$80,990	8.00%	N/A	N/A
Royal Bank	133,186	14.50%	73,458	8.00%	$91,822	10.00%
Royal Asian	15,575	22.50%	5,538	8.00%	6,922	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$173,401	17.13%	$40,495	4.00%	N/A	N/A
Royal Bank	121,589	13.24%	36,729	4.00%	$55,093	6.00%
Royal Asian	14,748	21.30%	2,769	4.00%	4,153	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$173,401	14.21%	$36,601	3.00%	N/A	N/A
Royal Bank	121,589	10.79%	33,813	3.00%	$56,355	5.00%
Royal Asian	14,478	18.11%	2,444	3.00%	4,073	5.00%

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk- weighted assets)
Company (consolidated)	$186,932	18.27%	$81,833	8.00%	N/A	N/A
Royal Bank	133,944	14.48%	74,007	8.00%	$92,509	10.00%
Royal Asian	15,587	21.46%	5,810	8.00%	7,262	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$174,065	17.02%	$40,916	4.00%	N/A	N/A
Royal Bank	122,297	13.22%	37,004	4.00%	$55,505	6.00%
Royal Asian	14,679	20.21%	2,905	4.00%	4,357	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$174,065	13.57%	$38,493	3.00%	N/A	N/A
Royal Bank	122,297	10.23%	35,882	3.00%	$59,803	5.00%
Royal Asian	14,679	15.68%	2,809	3.00%	4,682	5.00%
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

LIQUIDITY & INTEREST RATE SENSITIVITY
          Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. In addition, the FHLB is available to provide short-term liquidity when other sources are unavailable. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash and investments less reserve requirements, the sum then divided by deposits and short-term liabilities. The ratio is generally maintained at a level equal to or greater than 25%.
          The liquidity ratio of the Company remains adequate at approximately 35% and exceeds the Company’s target ratio set forth in the Asset/Liability Policy. The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, U.S. Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.
          In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements. Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2008:
Interest Rate Sensitivity
(in millions)

	Days		1 to 5	Over 5	Non-rate
	0 — 90	91 — 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$0.5	$—	$—	$—	$10.4	$10.9
Federal funds sold	1.0	—	—	—	—	1.0
Investment securities:
Available for sale	117.8	45.0	114.9	62.7	7.2	347.6
Held to maturity	60.3	0.1	12.5	—	—	72.9

Total investment securities	178.1	45.1	127.4	62.7	7.2	420.5
Loans:
Fixed rate	31.3	29.5	113.7	28.4	—	202.9
Variable rate	310.8	81.6	55.8	—	(22.0)	426.2

Total loans	342.1	111.1	169.5	28.4	(22.0)	629.1
Other assets	11.8	24.0			87.5	123.3

Total Assets	$533.5	$180.2	$296.9	$91.1	$83.1	$1,184.8

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$55.7	$55.7
Interest bearing deposits	22.4	80.7	143.3	—	—	246.4
Certificate of deposits	48.4	186.7	149.7	3.0	—	387.8

Total deposits	70.8	267.4	293.0	3.0	55.7	689.9
Borrowings (1)	121.7	—	150.4	40.0	18.0	330.1
Other liabilities	—	—	—	—	22.0	22.0
Capital	—	—	—	—	142.8	142.8

Total liabilities & capital	$192.5	$267.4	$443.4	$43.0	$238.5	$1,184.8

Net interest rate GAP	$341.0	$(87.2)	$(146.5)	$48.1	$(155.4)

Cumulative interest rate GAP	$341.0	$253.8	$107.3	$155.4

GAP to total assets	29%	-7%

GAP to total equity	239%	-61%

Cumulative GAP to total assets	29%	21%

Cumulative GAP to total equity	239%	178%

(1)	The $18.0 million in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

          The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At March 31, 2008, floating rate loans with floors and without floors were $73.6 million and $244.7 million, respectively.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.
ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
          The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, and the identification of the material weaknesses in the Company’s internal control over financial reporting described below, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings, as indicated below.
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
          As described in Item 9(A) in our annual report on Form 10-K for the year-ended December 31, 2007, Management also identified a material weakness regarding certain of the Company’s financial reporting processes that existed at December 31, 2007. This weakness relates to a lack of effective controls over the financial statement reporting process, including controls to ensure that footnote disclosures are complete and accurate and timely preparation and review of the financial statements and footnotes. Management has taken steps to remediate these weaknesses, including establishing a credit department under a newly hired Chief Credit Officer, hiring other staff members, engaging consultants and implementing new processes and procedures.
          Because the new staff was hired and processes and procedures were implemented during the fourth quarter of 2007 and in the first quarter of 2008, there has been insufficient time to validate that such processes and procedures are operating at a level to have remediated the previous material weaknesses, and that they therefore still existed as of March 31, 2008.
(b) Changes in Internal Control Over Financial Reporting
          Other than as described above, there have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered securities of the Company during the first quarter of 2008.
Stock Repurchases
There were no repurchases of Company stock during the quarter.
Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to Vote Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
     (a)
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s registration Statement on Form S-4 No. 0-26366.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006.

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 8, 2008.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by James J. McSwiggan, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 8, 2008.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 8, 2008.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James J. McSwiggan, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 8, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)

Dated: May 8, 2008	/s/ James J. McSwiggan
James J. McSwiggan
Principal Financial Officer