Form 10-Q
period 2008-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2008-08-11
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2008

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
Yes ☐ No. ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2008
$2.00 par value	11,345,127

Class B Common Stock	Outstanding at July 31, 2008
$0.10 par value	2,095,681

PART I – FINANCIAL STATEMENTS
Item 1 Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30, 2008	December 31, 2007
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$7,903	$8,785
Interest bearing deposits	2,995	1,120
Federal funds sold	1,000	1,000

Total cash and cash equivalents	11,898	10,905
Investment securities held to maturity (fair value of $46,396 at June 30, 2008 and $143,456 at December 31, 2007)	62,644	142,905
Investment securities available for sale (“AFS”) at fair value	304,295	375,328
FHLB Stock, at cost	11,662	13,462

Total investment securities and FHLB stock	378,601	531,695

Loans and leases	678,303	644,475
Less allowance for loan and lease losses	26,282	19,282

Net loans and leases	652,021	625,193

Premises and equipment, net	7,208	7,441
Accrued interest receivable	13,704	15,256
Real estate owned via equity investment	22,103	23,967
Investment in real estate joint ventures	2,520	7,739
Bank owned life insurance	29,269	23,781
Other assets	44,411	32,498

Total Assets	$1,161,735	$1,278,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$54,797	$59,573
Interest bearing	627,504	710,579

Total deposits	682,301	770,152

Accrued interest payable	7,340	8,600
Borrowings	279,298	294,911
Obligations related to real estate owned via equity investment	15,538	18,566
Subordinated debentures	25,774	25,774
Other liabilities	12,302	12,238

Total liabilities	1,022,553	1,130,241

Minority interests	2,177	1,867

Stockholders’ equity
Common stock
Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,344,257 at June 30, 2008 and 11,329,431 at December 31, 2007	22,689	22,659
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,096,438 at June 30, 2008 and 2,096,646 at December 31, 2007	210	210
Additional paid in capital	123,066	122,578
Retained earnings	5,717	8,527
Accumulated other comprehensive (loss)	(7,706)	(1,582)

	143,976	152,392

Treasury stock — at cost, shares of Class A, 498,488 at June 30, 2008 and 398,488 at December 31, 2007	(6,971)	(6,025)

Total stockholders’ equity	137,005	146,367

Total liabilities and stockholders’ equity	$1,161,735	$1,278,475

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income
Loans and leases, including fees	$12,058	$14,892	$25,742	$26,784
Investment securities held to maturity	1,041	2,882	2,337	5,835
Investment securities available for sale:
Taxable interest	4,537	3,940	9,592	7,952
Tax exempt interest	18	19	37	37
Deposits in banks	37	824	51	1,365
Federal funds sold	11	44	15	88

TOTAL INTEREST INCOME	17,702	22,601	37,774	42,061

Interest expense
Deposits	5,339	9,816	12,273	18,914
Borrowings	3,056	2,615	6,249	5,291
Obligations related to real estate owned via equity investments	57	151	103	335

TOTAL INTEREST EXPENSE	8,452	12,582	18,625	24,540

NET INTEREST INCOME	9,250	10,019	19,149	17,521
Provision for loan losses	4,531	159	7,812	371

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,719	9,860	11,337	17,150

Other income
Service charges and fees	305	386	598	686
Net (losses) gains on the sale of securities	(30)	733	(80)	733
Impairment loss on AFS securities	(2,491)	—	(2,491)	—
Income related to real estate owned via equity investments	938	860	1,625	2,135
Gains on sales related to real estate joint ventures	1,092	—	1,092	350
Gains on sales of other real estate	292	450	352	686
Gains on sales of loans and leases	43	22	106	189
Gain on sale of premises and equipment	1,991	—	1,991	—
Income from bank owned life insurance	270	233	488	448
Other income	42	30	63	40

TOTAL OTHER INCOME	2,452	2,714	3,744	5,267

Other expenses
Salaries and wages	2,397	2,695	4,990	4,875
Employee benefits	828	850	1,626	1,568
Stock option expense	172	15	344	177
Occupancy and equipment	469	449	984	896
Expenses related to real estate owned via equity investments	249	393	425	825
Other operating expenses	2,926	2,203	5,358	4,354

TOTAL OTHER EXPENSE	7,041	6,605	13,727	12,695

Minority interests	163	224	228	709

INCOME BEFORE INCOME TAXES	(33)	5,745	1,126	9,013
Income tax (benefit) expense	(185)	1,787	(69)	2,728

NET INCOME	$152	$3,958	$1,195	$6,285

Per share data
Net income – basic	$0.01	$0.29	$0.09	$0.47

Net income – diluted	$0.01	$0.29	$0.09	$0.46

Cash dividends– Class A shares	$0.150	$0.288	$0.300	$0.575

Cash dividends– Class B shares	$0.173	$0.331	$0.345	$0.661

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
And Comprehensive Loss
Six months ended June 30, 2008
(unaudited)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except dividend per share data)	Shares	Amount	Shares	Amount	Capital	earnings	income (loss)	stock	Income (Loss)

Balance, January 1, 2008	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)	$—
Net income for the six months	—	—	—	—	—		—	—	—
ended June 30, 2008						1,195			1,195
Cash dividends on common stock (Class A $0.30 Class B $0.345)	—	—	—	—	—	(4,005)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(946)	—
Stock options exercised	15	30			144
Stock option expense	—	—	—	—	344	—	—	—	—
Other comprehensive loss, net of reclassifications and taxes	—	—	—	—	—	—	(6,124)	—	(6,124)

Comprehensive loss									$(4,929)

Balance, June 30, 2008	11,344	$22,689	2,097	$210	$123,066	$5,717	$(7,706)	$(6,971)

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
And Comprehensive Income
Six months ended June 30, 2007
(unaudited)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		Paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except dividend per share data)	Shares	Amount	Shares	Amount	Capital	earnings	income (loss)	stock	Income

Balance, January 1, 2007	11,287	$22,575	2,108	$211	$121,542	$23,464	$(2,273)	$(2,265)	$—
Adjustment related to adoption of FASB No. 158, net of taxes							$1,006		$1,006
Net income for the six months ended June 30, 2007	—	—	—	—	—	6,285	—	—	6,285
Cash in lieu of fractional shares	—	—	—	—	—	(14)	—	—	—
Stock dividend adjustment	—	—	—	—	(13)	13	—	—	—
Cash dividends on common stock
(Class A $0.5750 Class B $0.66125)	—	—	—	—	—	(7,779)	—	—	—
Purchase of treasury stock								(1,547)
Stock options exercised	18	36	—	—	140	—	—	—	—
Stock option expense	—	—	—	—	177	—	—	—	—
Tax benefit stock options	—	—	—	—	62	—	—	—	—
Other comprehensive income, net of reclassifications and taxes	—	—	—	—	—	—	477	—	477

Comprehensive income									$7,768

Balance, June 30, 2007	11,305	$22,611	2,108	$211	$121,908	$21,969	$(790)	$(3,812)

The accompanying notes are an integral part of these statements

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Six months ended June 30,
(in thousands)

	2008	2007
Cash flows from operating activities
Net income	$1,195	$6,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492	572
Stock compensation expense	344	177
Provision for loan losses	7,812	371
Net amortization (accretion) of discounts and premiums on loans, mortgage-backed securities and investments	375	(1,190)
(Benefit) for deferred income taxes	(2,672)	(106)
Gains on sales of other real estate	(352)	(686)
Gain on sales of real estate joint ventures	(1,092)	(350)
Proceeds from sale of loans and leases	1,486	—
Gains on sales of loans and leases	(106)	(189)
Net losses (gains) on sales of investment securities	80	(733)
Gain from sale of real estate owned via equity investment	(1,197)	(1,339)
Gain on the sale of premises and equipment	(1,991)	—
Impairment of AFS securities	2,491	—
Income from equity investments	(237)	(86)
Income from bank owned life insurance	(488)	(448)
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,552	1,526
Decrease in other assets	4,296	126
(Decrease) increase in accrued interest payable	(1,260)	4,060
Minority Interest	310	617
Increase (decrease) in other liabilities	1,157	(2,496)

Net cash provided by operating activities	12,195	6,111

Cash flows from investing activities:
Proceeds from calls and maturities of held to maturity investment securities	80,261	60,011
Proceeds from calls and maturities of available for sale investment securities	126,220	37,577
Proceeds from sales of AFS investment securities	—	1,050
Proceeds from sale of premises and equipment	2,015	—
Purchase of available for sale investment securities	(67,612)	(51,652)
Purchase of held to maturity investment securities	—	(2,000)
Redemption of Federal Home Loan Bank Stock	1,800	2,558
Net increase in loans	(37,505)	(25,558)
Purchase of premises and equipment	(2,274)	(405)
Net investment in real estate	—	205
Net proceeds from sale of premises of real estate owned via equity investments	4,477	11,510
Distributions from real estate owned via equity investments	237	86
Proceeds from sales of foreclosed real estate	728	—
Purchase of life insurance	(5,000)	—
Net increase in real estate owned via equity investments	(3,280)	(3,308)

Net cash provided by investing activities	100,067	30,074

Cash flows from financing activities:
Decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(27,980)	(16,516)
(Decrease) increase in certificates of deposit	(59,871)	48,674
Mortgage payments	—	(79)
Repayments from short term borrowings	(79,500)	(53,000)
Proceeds from long term borrowings	65,000	—
Repayments from long term borrowings	(1,113)	(91)
Repayments of mortgage debt of real estate owned via equity investments	(3,028)	(6,533)
Income tax benefit on stock options	—	62
Cash dividends	(4,005)	(7,779)
Purchase of treasury stock	(946)	(1,547)
Cash in lieu of fractional shares	—	(14)
Issuance of common stock under stock option plans	174	176

Net cash used in financing activities	(111,269)	(36,647)
Net increase (decrease) in cash and cash equivalents	993	(462)
Cash and cash equivalents at beginning of period	10,905	82,436

Cash and cash equivalents at end of period	$11,898	$81,974

Supplemental Disclosure
Taxes paid	$—	$2,736

Interest paid	$19,885	$20,145

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc’s wholly owned subsidiary, Royal Preferred, LLC, Royal Captive Insurance Company, Royal Asian Bank (effective July 17, 2006, prior thereto, a division of Royal Bank America) and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, and its five 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, Royal Bank America Leasing, LP, RBA ABL Group, LP and RBA Capital, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under FASB Interpretation (“FIN”) No. 46 (R). These financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.
1. Accounting Policies
          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.
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
          SFAS No. 131, “Segment Reporting,” established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. Royal Bancshares’ chief operating decision maker is the President and Chief Executive Officer. Royal Bancshares has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that makes equity investments in real estate and extends mezzanine loans to real estate projects. At June 30, 2008 and 2007, one such equity investment in real estate meets the requirements for consolidation under FIN 46 (R) based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting on a consolidated basis said investment as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to our partners. The VIE is included below in the Equity Investment category.
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
          Equity investments
     In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows during the third quarter of 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007. Further impairment occurred during the fourth quarter of 2007. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. Royal Bancshares’ investment in this entity is further discussed in Note 12 below.
          Other segments
     RBA Capital and RBA Leasing are reported in this category. RBA Capital is a “re-discount” lender. RBA Leasing is a small ticket leasing company. Neither RBA Capital nor RBA Leasing met the threshold requirements under SFAS 131 that would preclude them from being combined and reported below as “Other segments.” See the “Non-Bank Subsidiary” section above for further discussion on these subsidiaries.
          The following table presents selected financial information for reportable business segments for the three and six month periods ended
      June 30, 2008 and 2007.
(The balance of this page left blank intentionally)

	Three months ended June 30, 2008
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,002,278	$77,633	$24,225	$57,599	$1,161,735

Total deposits	$682,301	$—	$—	$—	$682,301

Interest income	$14,348	$1,957	$—	$1,397	$17,702
Interest expense	6,963	758	57	674	8,452

Net interest income (loss)	$7,385	$1,199	$(57)	$723	$9,250
Provision for loan losses	4,157	22	—	352	4,531
Total non-interest income	1,193	319	813	127	2,452
Total non-interest expense	5,645	613	249	534	7,041
Minority interest	—	172	—	(9)	163
Income tax (benefit) expense	(678)	328	177	(12)	(185)

Net income (loss)	$(546)	$383	$330	$(15)	$152

	Three months ended June 30, 2007
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,197,972	$57,048	$39,402	$33,736	$1,328,158

Total deposits	$891,615	$—	$—	$—	$891,615

Interest income	$20,487	$1,226	$—	$888	$22,601
Interest expense	11,018	902	152	510	12,582

Net interest income (loss)	$9,469	$324	$(152)	$378	$10,019
Provision for loan losses	12	—	—	147	159
Total non-interest income	1,382	431	820	81	2,714
Total non-interest expense	6,131	17	392	65	6,605
Minority interest	(25)	43	116	90	224
Income tax expense	1,223	187	356	21	1,787

Net income (loss)	$3,510	$508	$(196)	$136	$3,958

(The balance of this page left blank intentionally)

	Six months ended June 30, 2008
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,002,278	$77,633	$24,225	$57,599	$1,161,735

Total deposits	$682,301	$—	$—	$—	$682,301

Interest income	$31,277	$3,696	$—	$2,801	$37,774
Interest expense	15,403	1,665	103	1,454	18,625

Net interest income (loss)	$15,874	$2,031	$(103)	$1,347	$19,149
Provision for loan losses	6,765	22	—	1,025	7,812
Total non-interest income	1,656	401	1,388	299	3,744
Total non-interest expense	11,376	929	425	997	13,727
Minority interest	—	325	—	(97)	228
Income tax (benefit) expense	(782)	543	301	(131)	(69)

Net income (loss)	$171	$613	$559	$(148)	$1,195

	Six months ended June 30, 2007
	Community	Tax Lien	Equity
(in thousands)	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,197,972	$57,048	$39,402	$33,736	$1,328,158

Total deposits	$891,615	$—	$—	$—	$891,615

Interest income	$38,082	$2,524	$—	$1,455	$42,061
Interest expense	21,578	1,802	335	825	24,540

Net interest income (loss)	$16,504	$722	$(335)	$630	$17,521
Provision for loan losses	154	—	—	217	371
Total non-interest income	2,516	645	1,898	208	5,267
Total non-interest expense	10,871	523	825	476	12,695
Minority interest	2	68	601	38	709
Income tax expense	1,454	224	999	51	2,728

Net income (loss)	$6,539	$552	$(862)	$56	$6,285

     Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $758,000 and $902,000 for the three month periods ended June 30, 2008 and 2007, respectively and $1.7 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.
     Interest income earned by the Community Banking segment related to the Other Segment was approximately $674,000 and $510,000 for the three month periods ended June 30, 2008 and 2007, respectively and $1.5 million and $825,000 for the six months ended June 30, 2008 and 2007, respectively.
     3. Per Share Information
     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. The common stock equivalents of stock options were not included in the computation of diluted earnings per share if they were anti-dilutive. At June 30, 2008, 340,671 stock options were anti-dilutive.

All share and per share information has been restated to reflect stock dividends paid in periods presented. Basic and diluted EPS are calculated as follows:

	Three months ended June 30, 2008
	Income	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$152	13,319	$0.01
Effect of dilutive securities:
Stock options	—	6	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$152	13,325	$0.01

	Three months ended June 30, 2007
	Income	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$3,958	13,495	$0.29
Effect of dilutive securities:
Stock options	—	67	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$3,958	13,562	$0.29

	Six months ended June 30, 2008
	Income	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$1,195	13,331	$0.09
Effect of dilutive securities:
Stock options	—	9	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$1,195	13,340	$0.09

	Six months ended June 30, 2007
	Income	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$6,285	13,497	$0.47
Effect of dilutive securities:
Stock options	—	80	$(0.01)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$6,285	13,577	$0.46

See Note 9 for a discussion on the Company’s stock option and restricted stock plan.

4. Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income, which includes net income as well as certain other items, including unrealized gains and losses on available for sale securities (AFS), which results in changes to equity during the period.

	Six Months Ended
	June 30, 2008
	Before	Tax	Net of
	Tax	(benefit)	tax
(in thousands)	Amount	expense	amount

Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(12,050)	$(4,218)	$(7,832)
Less adjustment for impaired investments	2,491	873	1,618
Less reclassification adjustment for losses realized in net income	80	28	52

Unrealized losses on investment securities	$(9,479)	$(3,317)	$(6,162)
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	58	20	38

Other comprehensive loss	$(9,421)	$(3,297)	$(6,124)

	Six Months Ended
	June 30, 2007
	Before		Net of
	Tax	Tax	tax
(in thousands)	Amount	expense	amount

Unrealized gains on investment securities:
Unrealized holding gains arising during period	$1,379	$483	$896
Less reclassification adjustment for gains realized in net income	733	257	476

Unrealized gains on investment securities	$646	$226	$420
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	87	30	57

Other comprehensive income	$733	$256	$477

(The balance of this page left blank intentionally)

     5. Investment Securities:
     The carrying value and approximate fair value of investment securities at June 30, 2008 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair	Carrying
(in thousands)	cost	gains	losses	value	value
Investment securities held to maturity
Mortgage backed securities	$94	$1	$—	$95	$94
U.S. government Agencies	—	—	—	—	—
CDO’s	60,000	550	(17,429)	43,121	60,000
Other debt securities	2,550	630	—	3,180	2,550

Total held to maturity	$62,644	$1,181	$(17,429)	$46,396	$62,644

Investment securities available for sale
Mortgage backed securities	$29,873	$229	$(264)	29,838	$29,838
U.S. government agencies	49,936	—	(6)	49,930	49,930
Preferred and common stock	21,774	10	(2,358)	19,426	19,426
CMOs	78,409	862	(2,668)	76,603	76,603
Corporate bonds	77,969	150	(3,202)	74,917	74,917
Trust preferred securities	40,351	1,638	(2,227)	39,762	39,762
Other securities	16,085	18	(2,284)	13,819	13,819

Total Available for Sale	$314,397	$2,907	$(13,009)	$304,295	$304,295

     The carrying value and approximate fair value of investment securities at December 31, 2007 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair	Carrying
(in thousands)	cost	gains	losses	value	value
Investment securities held to maturity
Mortgage backed securities	$105	$—	$—	$105	$105
U.S. government Agencies	80,000	13	(234)	79,779	80,000
CDOs	60,000	1,200	(740)	60,460	60,000
Other debt securities	2,800	312	—	3,112	2,800

Total held to maturity	$142,905	$1,525	$(974)	$143,456	$142,905

Investment securities available for sale
Mortgage backed securities	$33,090	$383	$(187)	33,285	$33,285
U.S. government agencies	104,982	51	(153)	104,880	104,880
Preferred and common stock	20,696	17	(821)	19,892	19,892
CMOs	82,316	965	(155)	83,126	83,126
Corporate bonds	86,205	464	(1,241)	85,428	85,428
Trust preferred securities	44,118	2,151	(2,169)	44,100	44,100
Other securities	4,557	60	—	4,617	4,617

Total Available for Sale	$375,964	$4,091	$(4,726)	$375,328	$375,328

          During the second quarter of 2008, the Company recorded an impairment charge to earnings of $2.5 million related to equity investments in two financial institutions. Based upon their level of earnings, problem loans and capital position coupled with recent stock prices, management concluded that these investments were “other than temporarily impaired.” In addition, the Company reviewed the remaining investments for potential impairment in light of the recent mark to market reductions within the available for sale (AFS) portfolio and the fair market value of investments within the held to maturity (HTM) portfolio as well as the fact that the magnitude of the decline had increased since March 31, 2008.
          The HTM portfolio had unrealized losses amounting to $17.4 million at June 30, 2008, as compared to unrealized losses of $974,000 at December 31, 2007. The significant increase in unrealized losses during the past six months ended June 30, 2008, was primarily associated with one collateralized debt obligation (CDO) due mainly to the illiquidity of the market for CDOs. The market price of the CDO was impacted by the fact that the assets backing the CDO are insured by Ambac Assurance Corporation (“Ambac”). After consulting with outside experts, and considering that the investment matures in approximately two years, that the investment has performed as expected, that Ambac has designated securities to back its obligations to provide insurance wrappers to CDOs, specifically as to the Company’s CDO, that ninety percent (90%) of the designated securities having a AAA rating at June 30, 2008 and that in the event the rating of Ambac falls to BBB+ or worse, Ambac must collateralize this CDO, management is of the opinion that this impairment was not other than temporarily impaired. To demonstrate the temporary nature of the impairment on this CDO, in August of 2008 the unrealized loss was reduced to $10.3 million versus $15.4 million at June 30, 2008. The Company has the ability and intention to hold these securities until maturity.
          The AFS portfolio had unrealized losses of $13.0 million at June 30, 2008 increased from unrealized losses of $4.7 million at December 31, 2007. The increase in unrealized losses during the past six months was comprised of declines in preferred and common stock, collateralized mortgage obligations (CMOs), corporate bonds, trust preferred securities and other securities. Preferred and common stock had unrealized losses of $2.4 million and $821,000 at June 30, 2008 and December 31, 2007, respectively. The increase in unrealized losses are primarily associated with financial institutions that have recently been impacted by a lower level of earnings and increased problem loans that have resulted in significantly lower stock prices. Except for the two impaired investments previously noted, these financial institutions are well capitalized and are expected to return to more normalized price levels once the economy improves; therefore management has concluded that the resulting change in fair market value was deemed temporary. The CMOs within the AFS portfolio had unrealized losses of $2.7 million at June 30, 2008 as compared to unrealized losses of $155,000 at December 31, 2007, that were mainly attributable to two investments that were examined for impairment through a review of the delinquencies, declining real estate values and foreclosures during the past year. In both cases the trends have been increasingly negative, however the specific tranches for each one have the ability to withstand much higher levels of credit defaults prior to experiencing impairment assuming an estimated loss severity of 40%. Corporate bonds had unrealized losses of $3.2 million and $1.2 million at June 30, 2008 and December 31, 2007, respectively, due to the recent decline in interest rates and a decline in their bond ratings given the current weak economy. Management concluded that the decline in value for this investment category was temporary. Trust preferred securities had unrealized losses of $2.2 million at both June 30, 2008 and December 31, 2007, respectively. They are primarily associated with financial institutions that have recently been impacted by a lower level of earnings, increased problem loans and significantly lower stock prices that have correspondingly negatively impacted the value of the trust preferred securities. However since the underlying financial institutions are currently well-capitalized and are expected to return to more normal level of earnings, management has concluded that they are only temporarily impaired. The decline in value associated with other securities within the AFS portfolio was mainly associated with one CDO, which was also deemed to be only temporarily impaired due to the collateral behind the CDO and the ability of the insurance agency to cover potential losses.
          Unrealized losses within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in Note 4. Gains and losses are not recorded through a gain or charge to earnings in the consolidated income statement. However if unrealized losses are determined to be other than temporarily impaired, as in the current quarter where a loss of $2.5 million was recorded on the two equity investments previously noted, a charge to earnings will be recorded instead of other comprehensive income.
          The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
6. Loans

	June 30,	December 31,
(amounts in thousands)	2008	2007
Commercial and industrial	$86,506	$77,856
Construction	105,388	92,779
Land Development	86,213	78,874
Const. and land develop. — mezzanine	5,207	6,443
Single family residential	34,676	42,286
Real Estate — non-residential	260,256	261,350
Real Estate — non-res. — mezzanine	7,142	8,749
Real Estate — multi-family	9,306	6,887
Real Estate — multi-family — mezzanine	2,233	3,504
Tax certificates	57,938	46,090
Leases	21,183	19,778
Other	3,695	1,424

Total gross loans	$679,743	$646,020
Deferred fees, net	(1,440)	(1,545)

Total loans	$678,303	$644,475

          Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $69.5 million and $25.4 million at June 30, 2008 and December 31, 2007, respectively. If interest had been accrued, such income would have been approximately $1.5 million for the six months ended June 30, 2008. Management believes it has adequate collateral to limit its credit risk with these respect to these loans.
          The Company classifies its leases as capital leases, in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended by SFAS No. 98 and No. 145. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
          The Company’s policy for income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method.
          The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The total of impaired loans at June 30, 2008 was $69.5 million and at December 31, 2007 the amount was $24.4 million. The specific reserve related to impaired loans was $11.5 million and $4.6 million at June 30, 2008 and December 31, 2007, respectively. The income recognition on impaired loans is to recognize income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. The Company did not recognize any income on impaired loans during the second quarter and first six months of 2008. The income recognized on impaired loans would have occurred if the Company had received principal and interest payments in full on impaired loans.
          The Company grants commercial and real estate loans, including construction and land development, as well as mezzanine loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at June 30, 2008. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.
(The balance of this page left blank intentionally)

7. Allowance for Loan Losses:
     Changes in the allowance for loan losses were as follows:

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Balance at beginning period	$21,961	$11,648	$19,282	$11,455

Charge-offs by loan type
Commercial and Industrial	—	(44)	(568)	(69)
Construction and land development	—	—	—	—
Construction and land development — mezzanine	—	—	—	—
Single family residential	—	(50)	(34)	(51)
Real estate — non-residential real estate — mezzanine	—	—	—	—
Leases	(241)	—	(241)	—
Tax Certificates	(22)	—	(22)	—

Total charge-offs	(263)	(94)	(865)	(120)

Recoveries by loan type
Commercial and Industrial	50	6	50	6
Construction and land development	—	—	—	—
Single family residential	3	19	3	23
Single family residential — mezzanine	—	—	—	—
Real Estate — non-residential	—	1	—	4
Leases	—	—	—	—
Tax Certificates	—	—	—	—

Total recoveries	53	26	53	33

Net Loan (charge offs)	(210)	(68)	(812)	(87)

Provision for loan losses	4,531	159	7,812	371

Balance at the end of period	$26,282	$11,739	$26,282	$11,739

          There were $602,000 and $263,000 of charge-offs during the first and second quarter of 2008, respectively. These charge-offs were primarily attributed to an asset based loan that became non-performing during 2007 and small ticket leases from the Company’s leasing subsidiary. The Company defines a mezzanine loan as a financing that bridges the gap between private equity investment and the traditional bank loan. Generally, it is a secured junior mortgage lien along with a pledge of ownership interest in a project. In substantially all mezzanine loans, a personal guarantee of the principal individual is obtained.

8. Pension Plan
          The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.
          Net periodic defined benefit pension expense for the three and six -month periods ended June 30, 2008 and 2007 included the following components:

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007

Service cost	$118	$154	$236	$257
Interest cost	132	148	264	246
Amortization of prior service cost	23	30	46	47
Amortization of actuarial loss	6	23	12	39

Net periodic benefit cost	$279	$355	$558	$589

9. Stock Option Plans
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
The following table presents the activity related to the Directors’ Plan for the six months ended June 30, 2008.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2007	100,294	$18.60	5.3	$—
Granted	—	—
Exercised	—	—
Forfeited	(4,344)	13.75

Options outstanding at June 30, 2008	95,950	$18.82	4.9	$—

Options exercisable at June 30, 2008	94,375	$18.77	4.9	$—

As of June 30, 2008, there were 1,575 non-vested options under the Director’s Plan at a weighted average strike price of $21.78.
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

The following table presents the activity related to the Employee Plan for the six months ended June 30, 2008.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2007	799,831	$19.64	5.9
Granted	—	—
Exercised	(14,588)	11.89
Forfeited	(89,056)	20.35

Options outstanding at June 30, 2008	696,187	$19.72	5.6	$—

Options exercisable at June 30, 2008	533,450	$19.03	5.1	$—

The following table provides detail for non-vested options under the Employee Plan at June 30, 2008.

		Weighted
		Average
		Exercise
	Options	Price

Non-vested options – December 31, 2007	320,390	$21.20
Granted	—	—
Vested	(140,492)	21.20
Forfeited/expired	(17,161)	21.01

Non-vested options — June 30, 2008	162,737	$21.04

Long-Term Incentive Plan
          The 2007 Long-Term Incentive Plan was approved by shareholders at the May 16, 2007 Annual Meeting. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of June 30, 2008, 67,019 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The fair value of each 2007 stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model weighted-average assumptions including a dividend yield of 4.85%, expected life of 7.5 years, expected volatility of 29.68% and a risk-free interest rate of 4.95%. The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if Royal Bancshares achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.
(The balance of this page left blank intentionally)

     The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the six months ended June 30, 2008:

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2007	76,940	$20.08	9.6
Granted	—	—
Exercised	—	—
Forfeited	(9,921)	20.08

Options outstanding at June 30, 2008	67,019	$20.08	9.1	$—

Options exercisable at June 30, 2008	—	$—	—	$—

The following table provides detail for non-vested options under the 2007 Long-Term Incentive Plan at June 30, 2008.

		Weighted
		Average
		Exercise
	Options	Price

Non-vested options – December 31, 2007	76,940	$20.08
Granted	—	—
Vested	—	—
Forfeited/expired	(9,921)	20.08

Non-vested options — June 30, 2008	67,019	$20.08

     10. Interest Rate Swaps
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
          The Company currently utilizes interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap agreements are contracts in which a series of interest flows are exchanged over a prescribed period. Currently the Company has three fair value hedges that qualify for the shortcut method at the inception of the hedge. The fair value of these hedges as of June 30, 2008 was a gain of $40,000. The fair value of these hedges as of June 30, 2008 was deemed not to have a material impact on the financial statements as a whole.
          At June 30, 2008 and December 31, 2007, the information pertaining to outstanding interest rate swap agreements is as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007

Notional amounts	$55,420	$60,502
Weighted average pay rate	3.90%	5.53%
Weighted average receive rate	4.67%	4.75%
Weight average maturity (years)	3.7	3.6
Fair value relating to interest rate swaps	$(305)	$336
          The fair value on the interest rate swaps included above is estimated by using characteristics such as the current interest environment and present value of future payments between the Company and its counterparties.

     Currently the Company has one cash flow hedge that qualified for the short cut method at the inception of the hedge. The fair value of the cash flow hedge as of June 30, 2008 was a loss of $345,000.
11. Fair Value Measurements
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
     On September 15, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements,” which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs, those based on assumptions by management based on hypothetical transactions in the absence of market inputs (level 3 measurements). The Statement requires the Company to utilize valuation techniques consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 requires expanded disclosure about fair value measurements that have a significant portion of the value determined using these unobservable inputs. Royal Bancshares adopted SFAS No. 157 effective with its fiscal year beginning January 1, 2008. The Company expects no material impact to its consolidated financial position, results of operations, or cash flow as a result of the adoption of SFAS 157.
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
     The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values as of June 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Other	Other
	for Identical	Observable	Unobservable	Balance as
	Assets	Inputs	Inputs	of June 30,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Impaired Loans	$—	$—	$69,466	$69,466
Investment securities available for sale	5,476	233,075	65,744	304,295

Liabilities
Interest rate swap agreements	$—	$(305)	$—	$(305)
     The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Investment
	Securities
	Available for	Impaired
	Sale	Loans

Assets
Beginning Balance December 31, 2007	$68,969	$24,438
Total gains/(losses) — (realized/unrealized):
Included in earnings	(2,491)	—
Included in other comprehensive loss	(1,948)	—
Purchases, issuances, and settlements	1,214	—
Transfers in and/or out of Level 3	—	45,028

Ending balance June 30, 2008	$65,744	$69,466

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
     Loan market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if the equipment has a significant value, or by using the equipment’s net book value on the business’ financial statements when the value is deemed insignificant. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Field examiner reviews are conducted based on the loan exposure and reliance on this type of collateral. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
     Impaired loans totaled $69.5 million at June 30, 2008, compared to $24.4 million at December 31, 2007. The Company increased impaired loans by $45.1 million from December 31, which was offset by payments and charge-offs of $992,000 and $865,000, respectively. Impaired loans increased by $18.7 million and $27.8 million in the first and second quarters of 2008, respectively. The largest increases in the first six months of 2008 occurred in construction, which amounted to $13.4 million, land development, which amounted to $16.3 million, and mezzanine construction and development, which amounted to $5.5 million. The softening of the housing market and the current downturn in the economy has resulted in a weakening trend for residential construction and land development loans. Loans are treated as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the agreement. When loans are non-performing, a new appraisal of the collateral associated with the residential construction and land development loans are received to determine the amount of impairment, if any, based upon the difference between the value of the collateral and the loan amount less any disposition costs. The market where the property is located is monitored and independent sources are utilized, such as broker opinion letters and sales comparables, to provide ongoing updates to the collateral value.
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
12. Real Estate Owned via Equity Investment
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
     In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of June 30, 2008, the Company has one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of May 31, 2008, the Partnership also had $15.5 million outstanding of senior debt with another bank. This senior debt matures in October 2008. The general partner of the Partnership has requested that the existing senior debt lender extend this loan and the senior debt lender has offered to extend the loan until April, 2010. In their agreement to extend the loan for eighteen months, the senior debt lender requires the partnership to fund an additional $500,000 into an interest reserve. The Partnership will need a capital contribution from the partners with Royal Investments America contributing $250,000 and the other partner in the Partnership, who is unrelated to the Company, contributing an equal amount in order to fund the interest reserve. The additional $500,000 in capital contributed to the Partnership will be repaid from cash flow after the senior debt is paid in full, but prior to any other payments to the partners. It is estimated that if the partnership continues to meet its targeted sales of four units per month, the senior debt will be repaid in full at or prior to the new maturity date. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company utilized the period of March 1, 2008 through May 31, 2008 and January 1, 2008 to May 31, 2008 in consolidating the financial statements of the Partnership for the three and six month periods, respectively for the period ending June 30, 2008.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows as of September 30, 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007 which resulted in the Partnership recording an $8.3 million impairment charge. Further impairment in the approximate amount of $200,000 was recorded during the fourth quarter of 2007. No further impairment of this asset occurred during the first half of 2008. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. During the third and fourth quarters of 2007, the Company recognized a $6.2 million reduction in pre-tax income associated with its share of the impairment recognized by the Partnership.
     At May 31, 2008, the Partnership had total assets prior to consolidation under FIN 46 (R) of approximately $24.2 million of which $22.1 million is real estate as reflected on the consolidated balance sheet and total borrowings of $27.2 million, of which $9.2 million relates to the Company’s mezzanine loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in this Partnership. The $6.2 million impairment charge recognized during the third and fourth quarters of 2007 contributed to reduce the Company’s investment in this project to $5.6 million. With both its equity investment and its mezzanine loans, the Company invested 90% of the equity and subordinate funds required by the Partnership for the acquisition of the condominium project. In the event additional equity is required by the Partnership, a capital call to the partners could be made. While a capital call of up to 90% of additional capital could be made upon the Company, the Company has no obligation to make such additional investment. Management of the Company would evaluate the overall impact of making or not making any such additional investment and decide on the most prudent course of action that is in the best interest of the Company and its shareholders.
     The Partnership had twelve closings during the second quarter 2008 and 21 closings during the first half of 2008 and has accepted 9 more agreements of sale on which closing is expect to occur during the third quarter of 2008. As noted above, under the provisions of SFAS 144, the Partnership recorded an $8.5 million impairment charge for its long-lived assets during 2007. Pursuant to the requirements of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, if losses applicable to the minority interest in the Partnership exceed the minority interest in the equity capital of the Partnership, such losses of the minority interest should be charged against the majority interest, as there is no obligation of the minority interest to make good such losses. Accordingly, since the portion of the $8.5 million impairment charge attributed to the minority interest exceeded the minority interest in the equity capital of the Partnership, approximately $2.0 million of the impairment charge recorded in 2007 by the Partnership, attributed to the minority interest, was charged against the majority interest of the Company during 2007. ARB No. 51 further provides that if future earnings do materialize, the majority interest should be credited to the extent of such losses attributed to the minority interest but which were previously absorbed by the majority interest. Therefore, pursuant to the requirements of ARB No. 51, the Company recorded 100% of the income from the Partnership arising during March through May, a net of $507,000, and during January through May, a net of $860,000, primarily attributed to gains from sales of condominium units of $687,000, and $1.2 million for the respective periods, offset by losses from incidental rental operations and other expenses. All sales were to unrelated third-parties at fair market value and on a non-recourse basis. The Company was not required to apply the requirements of paragraphs 33 and 34 of SFAS 66, because it did not retain an equity interest in the real estate. The Company did not have an equity interest in the buyers and buyers were independent from the Company.

13. Trust Preferred Securities
     Management previously determined that Royal Bancshares Trust I/II (“Trusts”) utilized for the Company’s $25.8 million of pooled trust preferred securities issuance, qualifies as a variable interest entity under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004. At June 30, 2008, the interest rates paid on Capital Trust I and Capital Trust II were 4.93% and 5.80%, respectively.
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
14. Investment in Real Estate Joint Ventures
     The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans during 2007. As a result of this review, the Company determined that three (ADC) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The Company reclassified two of these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building, which was paid off during the second quarter of 2008, which resulted in a gain on sales related to real estate joint ventures of $1.1 million, and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. The third investment in the amount of $2.5 million was classified as an investment in a real estate joint venture at December 31, 2007 and was to fund the acquisition of a marina project. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007 and the impairment was charged to operating expenses during the same quarter. As of June 30, 2008, the balance of the marina investment was $2.5 million, for a total investment in real estate joint ventures of $2.5 million.
15. Commitments, Contingencies and Concentrations
     The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The contract amounts are as follows (in thousands):

	June 30, 2008	December 31, 2007

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$136,065	$135,166
Commitment to extend credit	5,061	27,006
Standby letters of credit and financial guarantees written	6,016	6,886
Financial instruments whose notional amount exceed the amount of credit risk	—	—
Interest rate swap agreements	55,420	60,502
16. Reclassifications
     Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform with the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassification.
17. Recent accounting pronouncements
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 applies to life insurance arrangements that provide an employee with a specific benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has evaluated the impact of this consensus and has concluded it does not have a material impact on the Company’s financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets’ (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect any material impact on its consolidated financial statements from the new pronouncement.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month and six month periods ended June 30, 2008 and June 30, 2007. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Form 10-K.
FORWARD-LOOKING STATEMENTS
     From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, Royal Bancshares notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in Royal Bancshares forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.
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
     At June 30, 2008, Royal Bancshares had consolidated total assets of approximately $1.2 billion, total deposits of approximately $682.3 million and shareholders’ equity of approximately $137.0 million. Royal Bancshares had interest income of $17.7 million and $37.8 million, respectively for the three and six month periods ended June 30, 2008, reflecting decreases of $4.9 million, or 21.7%, and 4.3 million, or 10.2%, respectively from the comparable periods of 2007. The year over year decline in interest income was attributed to a lower level of investments and a 325 basis point reduction in the prime rate by the Federal Reserve since the fall of 2007 that negatively impacted prime based and variable rate loans coupled with an increase in non-performing loans that resulted in the loss of accrued interest. Interest expense for the three and six months ended June 30, 2008 was $8.5 million and $18.6 million, respectively, resulting in decreases of $4.1 million, or 32.8%, and $5.9 million, or 24.1%, respectively from the comparable periods of 2007 due to improved pricing of FHLB borrowings and deposit products as well as a reduction of funding levels, mainly higher cost time deposits. Net income for the quarter ended June 30, 2008 was $152,000, a 96.2% decrease from the earnings of $4.0 million reported for the quarter ended June 30, 2007, while net income for the six months ended June 30, 2008 was $1.2 million representing a decline of 81.0% from the earnings of $6.3 million for the comparable period of 2007. The year over year decline for both the current quarter and year to date net income was primarily associated with an increase in nonperforming loans which significantly increased the provision for loan losses and resulted in the loss of interest income associated with those nonperforming loans.
     The chief sources of revenue for Royal Bancshares are interest income from extending loans and interest income from investing in security instruments, mostly through its subsidiaries Royal Bank and Royal Asian. Both Royal Bank and Royal Asian principally generate commercial real estate loans secured by first mortgage liens. These types of loans make up 37% and 75% of the loan portfolios of Royal Bank and Royal Asian at June 30, 2008, respectively. Additionally, Royal Bank and Royal Asian offer construction loans, including construction loans for commercial real estate projects and for residential home development. At June 30, 2008, construction loans comprised 16.6% and 13.4%, respectively, of the Royal Bank and Royal Asian loan portfolios. Land development loans at June 30, 2008 comprised 14.0% and 0% of the loan portfolios of Royal Bank and Royal Asian, respectively. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we are experiencing now, adversely impacts the commercial rental or home sales market. During 2005, Royal Bancshares received permission to offer loans, including mezzanine loans, by the Federal Reserve Board. Royal Bank also offers mezzanine loans. Mezzanine loans are typically inherently more risky, higher rewarding, loans. They are often secured by subordinate lien positions with loan to value ratios typically between 75% and 95% of collateral value. Royal Bancshares and its subsidiaries do not typically offer mezzanine loans for purposes other than the acquisition or construction of projects related to real estate. On occasion, Royal Bancshares has extended mezzanine financing on a project where Royal Bank extended senior debt financing. During the fourth quarter of 2007, management of Royal Bancshares made a decision to curtail mezzanine lending due to the elevation of risk given the current economic conditions. At June 30, 2008, Royal Bancshares had $14.6 million in mezzanine loans outstanding, and the percentage of mezzanine loans in the Royal Bancshares consolidated loan portfolio was 2.1% of the portfolio. Mezzanine loans inherently carry more risk and accordingly at June 30, 2008, the portion of the

Company’s loan loss reserve attributed to mezzanine loans was $5.3 million, or 36.7% of outstanding mezzanine loans. Net earnings of Royal Bancshares are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread. Please see the Net Interest Margin section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.
Royal Bank America
     Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas Family in 1980. The deposits of Royal Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”). (Royal Bank America’s financial results are included in the “Community Banking” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
     During the third quarter of 2006, Royal Bank formed a subsidiary, RBA ABL Group, LP, to originate asset based loans. The Bank owns 60% of the subsidiary. Royal Bank discontinued operating ABL in January 2008, with no material impact on operating results. During the fourth quarter of 2006, Royal Bank formed a subsidiary, Royal Tax Lien Services, LLC, to purchase and service delinquent tax liens. The Bank owns 60% of the subsidiary. During the fourth quarter of 2006, Royal Bank formed a subsidiary, RBA Capital, LP, to originate structured or re-discounted debt. The Bank owns 60% of the subsidiary.
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
     Service Area. Royal Bank’s primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, Southern and Northern New Jersey and the State of Delaware. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from sixteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers the states of Pennsylvania, New Jersey, New York, Florida, Washington DC, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Bank will do business with clients located outside of its service area. Royal Bank has loans in twenty-seven states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, PA.
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
     Employees. Royal Bank employed approximately 171 people on a full-time equivalent basis as of June 30, 2008.

     Deposits. At June 30, 2008, total deposits of Royal Bank were distributed among demand deposits (8.6%), money market deposit, savings and Super Now accounts (36.9%) and time deposits (54.5%). At June 30, 2008, deposits decreased $99.1 million to $629.1 million, from year-end 2007, or 13.6%, primarily due to a decrease in time deposits based upon management’s decision to replace higher cost retail deposits with lower cost FHLB borrowings. Included in Royal Banks’ deposits are approximately $14.5 million of intercompany deposits that are eliminated through consolidation.
     Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
     Lending. At June 30, 2008, Royal Bank, including its subsidiaries, had a total loan portfolio of $628.7 million, representing 59.1% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At June 30, 2008, loans increased $9.6 million from year end 2007.
     Business results. Total interest income of Royal Bank for the quarter ended June 30, 2008 was $16.1 million compared to $21.3 million for the quarter ended June 30, 2007. Interest expense was $7.9 million for the quarter ended June 30, 2008, as compared to $12.5 million at June 30, 2007, a decrease of 37.2%. Net income for Royal Bank for the quarter ended June 30, 2008 was $1.8 million, a 50.8% decrease from $3.6 million for the quarter ended June 30, 2007. Total assets of Royal Bank were $1.1 billion at June 30, 2008. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, RBA Capital, Royal Bank America Leasing, Royal Tax Lien Services, and Crusader Servicing Corporation.
Royal Asian Bank
     Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. Royal Asian is an insured bank by the Federal Deposit Insurance Corporation (the “FDIC”). Royal Asian derives its income principally from interest charged on loans and fees received in connection with the other services. Royal Asian’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, and the repayment of outstanding loans provide the majority of funds for activities. (Royal Asian’s financial results are included in the “Community Banking” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
     Service Area. Royal Asian’s primary service area includes Philadelphia County, Northern New Jersey, and New York City. The service area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Asian serves this area from six branches located throughout Philadelphia, Northern New Jersey, and New York City. Royal Asian also considers the states of Pennsylvania, New Jersey, New York, Washington DC, California, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Asian will do business with clients located outside of its service area.
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
     Employees. Royal Asian employed approximately 32 people on a full-time equivalent basis as of June 30, 2008.

     Deposits. At June 30, 2008, total deposits of Royal Asian were distributed among demand deposits (13.0%), money market deposit, savings and Super Now accounts (24.9%) and time deposits (62.1%). At June 30, 2008, total deposits were $67.7 million, which amounted to a decline of $4.8 million, or 6.6%, from the level at December 31, 2007.
     Lending. Royal Asian had a total loan portfolio of $59.1 million, representing 69.8% of total assets at June 30, 2008 that declined $4.8 million, or 7.6%, from the level at December 31, 2007. The loan portfolio is comprised of commercial demand, commercial mortgages, construction, and installment loans.
     Business results. Net interest income of Royal Asian for the quarter ended June 30, 2008, amounted to $892,000, which was an increase of $106,000 from the comparable quarter of 2007. For the first half of 2008, net interest income amounted to $1.8 million consistent with the comparable period of 2007 as the decline in interest income due to lower interest rates on loans was offset by a corresponding decline in the interest rates paid on retail deposits. Net income for Royal Asian for the quarter ended June 30, 2008 was $4,500, a 96.6% decrease from $131,000 in the second quarter of 2007. For the six months ended June 30, 2008, net income amounted to $40,600 a decrease of $91,600, or 69.3%, from the comparable period of 2007 due mainly to an increase in expenses. Total assets of Royal Asian amounted to $84.7 at June 30, 2008 versus $87.8 million at December 31, 2007.
     Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Asian intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Asian’s size, objective of profit maintenance and stable capital structure.
Non-Bank Subsidiaries
     Royal Investments of Delaware
     On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, DE 19899. RID buys, holds and sells investment securities. (Royal Investments of Delaware financial results are included in the “Community Banking” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
     Business results. Total interest income of RID for the quarter ended June 30, 2008, of $592,000 declined 41.0% from $997,000 for the quarter ended June 30, 2007. For the first six months of 2008 total interest income amounted to $1.4 million resulting in a 20.0% increase from $1.1 million during the first six months of 2007. For the quarter ended June 30, 2008, RID reported a net loss of $1.4 million, compared to net income of $570,000 for the quarter ended June 30, 2007. For the first half of 2008, RID reported a net loss of $1.3 million versus net income of $622,000 in the comparable period of 2007. The decline year over year for both the second quarter and first half results were primarily related to an impairment of investment securities of $2.5 million. At June 30, 2008, total assets of RID were $58.1 million, of which $4.9 million was held in cash and cash equivalents and $29.7 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. Royal Bank has extended loans to RID, secured by securities and as per the provisions of Regulation W. At June 30, 2008, the amount due Royal Bank from RID was $12.0 million.
     Crusader Servicing Corporation
     Royal Bancshares, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, PA 19072. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. During 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount. The SMI loan has since been paid down to $6.5 million dollars at June 30, 2008. During the first quarter of 2008, the servicer of the SMI portfolio was terminated. RTL began to fully service the SMI portfolio at that time. Following the termination of the relationship with the other servicer, CSC conducted an evaluation of the estimated fair market value of all properties subject to SMI liens, as well as an evaluation of the fair market value of OREO property in the SMI portfolio. The SMI liens and OREO property were evaluated as one portfolio as the liens have common characteristics. As a result of this evaluation, CSC determined that the total estimated fair market value of the property subject to SMI liens, plus the estimated fair market value of the OREO property, less disposition costs, was approximately $17 million. Since the outstanding balance of the CSC loan to SMI is $6.5 million and is secured by real property having an approximate fair market value of $17 million, no provision for lien losses was recorded. (Crusader Servicing Corporation’s financial results are included in the “Tax Lien Operation” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
     Business results. Net interest income of CSC for the quarter ended June 30, 2008, amounted to $387,000 which resulted in an increase of $334,000, from the comparable quarter of 2007. Net interest income for the first half of 2008 of $770,000 increased $539,000, from the first half of 2007 due to a comparable increase in tax liens. Net income for CSC for the three and six months ended June 30, 2008, was $246,000 and $287,000, respectively versus $194,000 and $198,000, respectively for the comparable periods of 2007. At June 30, 2008, total assets of CSC were $27.3 million, of which $26.4 million was held in tax liens. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W. At June 30, 2008, the amount due Royal Bank from CSC was $22.9 million.
     Royal Investments America
     On June 23, 2003, Royal Bancshares, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by the FDIC and Pennsylvania Department of Banking by regulation. (Royal Investments America’s financial results are included in the “Community Banking” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
     Business results. At June 30, 2008, total assets of RIA prior to consolidation under FIN 46(R) were $9.3 million. For the quarter ended June 30, 2008, RIA had net income of $1.3 million compared to $317,000 for the comparable period of 2007 while net income for the first half of 2008 amounted to $1.6 million compared to $289,000 for the comparable six months of 2007. During the third quarter and fourth quarters of 2007, the partnership in which RIA is a limited partner made a determination that its principal asset, an equity investment in real estate consisting of a condominium conversion project became impaired in the amount of $8.5 million. RIA took a charge during the third and fourth quarter of 2007 in the approximate aggregate amount of $6.2 million as a result. No further impairment occurred during the first six months of 2008.
     Royal Bank has previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At June 30, 2008, there were no outstanding loans from Royal Bank to RIA.
     Royal Bank America Leasing, LP
     On July 25, 2005, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first six months of 2008 and 2007, neither sales nor purchases of lease portfolios were material. (Royal Bank America’s Leasing financial results are included in the “Other” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
     Business results. At June 30, 2008, total assets of Royal Leasing were $19.9 million, including $19.8 million in net leases, as compared to $19.1 million in both assets and net leases at December 31, 2007. During the quarter ended June 30, 2008, Royal Leasing had net interest income of $313,000, an increase of $222,000 from the comparable period of 2007; provision for lease losses of $350,000 versus $109,000 in the comparable quarter of 2007; non-interest income of $83,000 as compared to 57,000 in the second quarter of 2007; and non-interest expense of $240,000 versus $60,000 for the second quarter of 2007. The primary reason for the increase in non-interest expense was due to an increase in indirect leasing costs. For the three and six months ended June 30, 2008, Royal Leasing incurred losses of $127,000 and $40,000, respectively as compared to net income of $70,000 and $220,000, respectively for the comparable periods of 2007. The decline year over year was attributed to an increase in the provision for loan losses for small ticket leases that became 90 days delinquent during the first two quarters of 2008 and higher expenses related to the indirect leasing expenses.
     Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At June 30, 2008, the amount due Royal Bank from RBA Leasing was $19.3 million.
     RBA ABL Group, LP
     On September 1, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed RBA ABL Group, LP (“ABL”). Royal Bank holds a 60% ownership interest in ABL. Legal headquarters are 732 Montgomery Avenue, Narberth, Pennsylvania 19072. ABL was formed to originate asset based loans. Royal Bank discontinued operating ABL in January 2008, with no material impact on operating results. The one outstanding loan relationship at ABL was transferred to Royal Bank and sold during the second quarter for an amount equal to all sums due under the loan.
     RBA Capital, LP
     On October 1, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed RBA Capital, LP (“RBA Capital”). Royal Bank holds a 60% ownership interest in RBA Capital. Legal headquarters are 150 North Radnor Chester Road, Radnor Pennsylvania 19087. RBA Capital was formed to lend to lenders on a re-discounted basis. By on a re-discounted basis, we mean the main business line of RBA Capital is to extend loans to other lenders (“RBA Loan”). These other lenders are typically not financial institutions, but rather individuals, smaller corporations, or partnerships (“Borrowing Lender”) that make small loans including, but not limited to, loans to contractors, home buyers or the purchasers of smaller, owner occupied, commercial real estate buildings (“Discounted Loans”). The Discounted Loans can also be small construction or improvement loans. The lender is required to have equity in each Discounted Loan so as to afford RBA Capital a prudent maximum loan to value ratio for its portion of the RBA Loan extended for the respective Discounted Loan. By way of an example, if a Borrowing Lender wanted to extend financing for one of its borrowers to purchase property for $100,000, the Borrowing Lender would not lend the full purchase price to its borrower, but rather would impose a loan to value (“LTV”) limit, generally discounting the purchase price by 15% to maintain a maximum LTV of 85%, thereby lending $85,000 to its borrower for the purchase. The Borrowing Lender would then borrow funds from RBA Capital to fund loan advances to its borrower. RBA Capital would not lend 100% of the Borrowing Lender’s loan advances, but would instead “re-discount” those advances by generally striving to maintain a 65% LTV ratio, and would in this example lend $65,000 to the Borrowing Lender. The Discounted Loans are then pledged to RBA Capital as collateral for its RBA Loan. RBA Capital typically originates its loans through internal sales staff and advertising in trade publications. RBA Capital on occasion will refer loans to Royal Bank, or for certain larger loans it originates, participate with Royal Bank in the loan. Royal Bank pays RBA Capital a referral fee for loans referred from RBA Capital or for loans participated with RBA Capital. All transactions between Royal Bank and RBA Capital are on commercially reasonable terms at market rates and terms that would be paid, received or granted by unrelated third-parties. (RBA Capital’s financial results are included in the “Other” segment within segment reporting of Note 2 to the Consolidated Financial Statements)
     Business results. At June 30, 2008, total assets of RBA Capital were $37.7 million versus $33.3 million at December 31, 2007. Net loans amounted to $37.4 million at June 30, 2008, an increase of $4.4 million, or 13.4%, from $33.0 million at December 31, 2007. Net interest income of $409,000 for the second quarter of 2008 increased $253,000, or 162%, from the comparable quarter of 2007 due principally to growth in the loan portfolio. For the first half of 2008, net interest income amounted to $723,000, reflecting an increase, mainly associated with loan growth, of $499,000, or 223%, above the comparable period of 2007. RBA Capital had net income for the second quarter of 2008 of $103,000 versus a loss of $29,000 in the comparable quarter of 2007. The improvement was due to an increase in net interest income as noted, as the loan portfolio more than doubled year over year. Net income for the first half of 2008 was a loss of $204,000 versus a loss of $124,000 for the comparable period of 2007 as the first half of 2008 was adversely impacted by a provision for loan loss taken during the first quarter. During the second quarter of 2007, RBA Capital extended a loan for approximately $2.9 million to a borrower to fund loans to purchasers of new construction homes in North and South Carolina. During the first quarter of 2008, RBA Capital’s borrower failed to meet certain loan covenants and terms and as a result RBA Capital declared the loan in default. Upon completing an analysis of the underlying collateral value, $545,000 was taken as a provision for loan losses for this loan during the 2008 first quarter.
     Royal Bank has extended loans to RBA Capital at market interest rates, secured by the loan portfolio of RBA Capital and as per the provisions of Regulation W. At June 30, 2008, the amount due Royal Bank from RBA Capital was $37.2 million.

     Royal Tax Lien Services, LLC
     On November 17, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Legal headquarters are 732 Montgomery Avenue, Narberth, Pennsylvania 19072. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute. (Royal Tax Lien Services’ financial results are included in the “Tax Lien Operation” segment for segment reporting purposes within Note 2 to the Consolidated Financial Statements)
     Business results. Net interest income of RTL of $1.1 million for the quarter ended June 30, 2008, increased $685,000, or 166%, for the comparable quarter of 2007 largely due to increased interest on certificates and penalty income year over year associated with a significant increase in tax liens. For the first half of 2008, net interest income of $2.2 million increased $1.4 million, or 182%, above the comparable period of 2007 due to the significant growth in tax liens year over year. Net income for RTL of $331,000 for the quarter ended June 30, 2008 increased $224,000, or 211%, from the comparable quarter of 2007 due to a significant increase in tax liens year over year. For the six months ended 2008 net income for RTL of $651,000 amounted to an increase of $480,000, or 280%, above the comparable period of 2007 again due to the growth in tax liens for RTL over the past year. At June 30, 2008, total assets of RTL were $50.3 million, of which the majority was held in tax liens as compared to total assets at December 31, 2007 of $49.6 million, of which the majority was held in tax liens.
     Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W. At June 30, 2008, the amount due Royal Bank from RTL was $32.4 million.
     Royal Captive Insurance Company
     On November 21, 2007, Royal Bancshares established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for Royal Bancshares and its affiliates. At June 30, 2008, total assets of Royal Captive Insurance were $1.4 million.
     Royal Preferred LLC
     On June 16, 2006 Royal Bancshares, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At June 30, 2008, Royal Preferred LLC had total assets of approximately $21 million.
     Royal Bancshares Capital Trust I and II
     On October 27, 2004, Royal Bancshares formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2008 amounted to 4.93% and 5.80%, respectively for Capital Trust I and Capital Trust II.
(The financial results for Royal Captive Insurance, Royal Preferred LLC and Royal Bancshares Capital Trust I and II are all included in the “Community Banking” segment of segment reporting in Note 2 to the Consolidated Financial Statements)
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
Consolidated Net Income
     During the second quarter of 2008, the Company recorded net income of $152,000, a decrease of $3.8 million compared to the comparable quarter of 2007 net income of $4.0 million. The decrease in net income was primarily the result of a decline in interest income year over year of $4.9 million related to a decline in interest earning assets as well as an increase in nonperforming loans, a $4.4 million increase in the provision for loan losses taken during the second quarter of 2008 relative to the comparable quarter of 2007, a year over year decline in noninterest income of $256,000 (the net result of an impairment loss on investment securities partially offset by gains on the sale of assets and real estate joint ventures) and an increase of $285,000 in noninterest expense related to legal and professional fees as well as higher FDIC insurance. As a result of the continued slowdown in the housing market, the Company has experienced a weakening in the performance of real estate related loans and real estate investments. Non-performing loans are reviewed in the Credit Risk Management section of this report. Basic earnings per share and diluted earnings per share were both $0.01 for the second quarter of 2008, as compared to basic and diluted earnings per share of $0.29 for the same quarter of 2007.
     For the six months ended June 30, 2008, net income amounted to $1.2 million, which resulted in a decline of $5.1 million from the comparable period of 2007. This decline was primarily attributable to the provision for loan losses which increased from $371,000 in the first half of 2007 to $7.8 million in the first half of 2008. As previously noted, the slowdown in the housing market has impacted the performance of real estate related loans, primarily construction, and real estate investments. Net interest income in the first half of 2008 of $19.1 million increased $1.6 million from the first half of 2007 due to a shift in the mix of interest earning assets to higher yielding loans and the benefit of lower rates on deposits and borrowings offsetting the decline in variable rate loans resulting from a 325 basis point decline in the prime rate. In addition, noninterest income was negatively impacted in the first half of 2008 relative to the prior year’s comparable period, due to an impairment loss on available for sale securities of $2.5 million in the second quarter that was partially offset by gains on the sale of assets. Noninterest expense of $13.7 million increased $1.0 million, or 8.1%, due to increases associated with legal and professional fees increasing year over year and the increased premiums for FDIC insurance initiated in July of 2007. Basic and diluted earnings per share were both $0.09 for the first six months of 2008, while basic and diluted earnings per share were $0.47 and $0.46, respectively for the comparable period of 2007.
Interest Income
     Total interest income for the second quarter of 2008 amounted to $17.7 million representing a decline of $4.9 million, or 21.7%, from the level of the comparable quarter of 2007. The decrease reflected a decline in the overall level of average earning assets as well as the yield on the earning assets. Average interest earning assets of $1.1 billion in the second quarter of 2008 declined by $156.9 million, or 12.9%, from the average during the second quarter of 2007 primarily due to average investment securities of $379.2 million declining by $157.8 million, or 29.4%, from the second quarter of 2007 average of $537.0 million. The decline was mainly driven by maturities and calls of agency bonds within the investment portfolio during the past two quarters. Additionally, average loans for the second quarter of 2008 of $671.1 million increased by $58.6 million, or 9.6%, from the average of the second quarter of 2007 and were mostly offset by the decline of average cash equivalents, mainly interest bearing deposits, by $57.7 million year over year. Loan growth occurred primarily in commercial and industrial, construction and land development, and tax certificates which were partially offset by a decline in single family residential loans. The reduction in cash equivalents provided a source of funding the growth. The yield on average interest earning assets for the second quarter of 2008 of 6.73% declined by 73 basis points from the level recorded during the comparable quarter of 2007. The 73 basis point reduction was comprised of year over year declines of 287 and 252 basis points for cash equivalents (2.44% versus 5.31%) and loans (7.23% versus 9.75%), respectively that were partially offset by a year over year increase in investments of 82 basis points (5.93% versus 5.11%). Lower interest rates on cash equivalents and loans reflected the general market decline in interest rates over the past three quarters and the impact on variable rate loans while the interest rate increase in investments reflected a shift in the investment portfolio to higher yielding investments throughout the second half of 2007. During the first six months of 2008 loans transferred to non-accrual status resulted in a decrease in interest income of approximately $1.4 million.
     For the six months ended June 30, 2008, total interest income amounted to $37.8 million versus $42.1 million for the comparable period of 2007 resulting in a decline of $4.3 million, or 10.2%. As with the second quarter results, the decrease was attributable to both a lower level and yield in average interest earning assets year over year for the comparable six month results. Average interest earning assets for the first six months of 2008 of $1.1 billion declined $117.5 million, or 9.7%, from the average of the comparable period of 2007 as cash equivalents declined by $49.4 million, or 90.6%, and investments declined by $126.7 million, or 23.0%, which were partially offset by an increase in loans of $58.6 million, or 9.7%, year over year. The growth in the higher yielding loan portfolio was funded by a reduction of the lower yielding cash equivalents and the decline in the lower yielding investments that resulted from maturities and calls on securities within the investment portfolio. In addition, the Company allowed the balance sheet to contract by not aggressively pricing the maturing retail time deposits to maintain strong capital ratios during the current weak economy and especially weak housing market. The yield on average interest earning assets for the six months ended June 30, 2008, was 6.95% versus 7.00% for the comparable period of 2007. The overall 5 basis point reduction was comprised of a 113 basis point decline in the yield on loans, a 278 basis point decline in cash equivalents and a 61 basis point increase in investment securities. The yield on interest earning assets declined only modestly despite the significant reduction in the loan yield due to the shift in the mix of interest earning assets.

The balances on the higher yielding loan portfolio (7.80% yield) increased while the balances on the generally lower yielding assets, investments (5.66% yield) and cash equivalents (2.60% yield), declined.
Interest Expense
     Interest expense decreased $4.1 million to $8.5 million for the quarter ended June 30, 2008 compared to the same period in 2007. The change in interest expense resulted from interest bearing liabilities declining by 95 basis points year over year and was primarily attributable to a reduction in the interest rates paid for deposits, which declined by 122 basis points from 4.39% in the second quarter of 2007 to 3.17% in the second quarter of 2008, and borrowings, which declined by 45 basis points from 4.79% in the second quarter of 2007 to 4.34% in the second quarter of 2008. In addition, the interest expense related to real estate owned via equity investment in the second quarter of 2008 amounted to $57,000 versus $151,000 in the comparable quarter of 2007. The general decline in market interest rates during the past nine months that corresponded to the Federal Reserve’s 325 basis point reduction in the prime rate contributed significantly to the reduction in interest rates for both deposits and borrowings, primarily from the FHLB. The lower level of interest expense was also related to allowing maturing higher cost retail certificates of deposits to run-off and utilizing cost-effective FHLB advances. Average deposits of $676.6 million in the second quarter of 2008 decreased $220.3 million, or 24.6%, as compared to the second quarter of 2007. This decrease was primarily a result of allowing maturing certificates of deposit to run-off and replacing them with lower cost borrowings. Therefore, the average balance of other borrowings increased $64.4 million, or 29.4%, during the second quarter of 2008 from the comparable quarter of 2007.
     For the six months ended June 30, 2008, interest expense of $18.6 million amounted to a reduction of $5.9 million, or 24.1%, from $24.5 million for the six months ended June 30, 2007. The decrease in interest expense was due to a 66 basis point decline in interest bearing liabilities year over year and was attributable mainly to a reduction in the interest rates paid for deposits, which declined by 73 basis points from 4.28% in the first six months of 2007 to 3.55% in the first six months of 2008, and borrowings, which declined by 68 basis points from 4.81% in the first half of 2007 to 4.13% in the comparable period of 2008. Consistent with the current quarter’s results, the first half of 2008 also benefitted from the general decline in market interest rates and the shift in the mix of interest bearing liabilities from higher cost certificates of deposits to a more cost effective use of FHLB advances. The interest expense related to real estate owned via equity investment amounted to $103,000 for the first six months of 2008 and declined by $232,000 from the comparable period of 2007. Average deposits of $696.2 million in the first six months of 2008 declined by $196.0 million, or 22.0%, from the level of the comparable period of 2007.
Net Interest Margin
     The net interest margin in the second quarter of 2008 of 3.54% improved 18 basis points from the comparable quarter of 2007 of 3.36%. The impact of falling interest rates on deposit and borrowing costs during the past few quarters contributed to this improvement, however the Company was asset sensitive (positive gap for interest sensitivity purposes) during the second quarter of 2008, and therefore the recent interest rate reductions by the Federal Reserve added to the already existing net interest margin compression. Management mitigated this impact by redeploying funds invested in securities into higher yielding loans, reducing the overall size of the balance sheet by not replacing matured and called investment securities thereby increasing the concentration of higher yielding loans as a percentage of total assets, and allowing higher cost certificates of deposit to mature and utilizing more cost-effective FHLB advances.
     The net interest margin of 3.54% for the six month period ended June 30, 2008, increased 57 basis points from 2.97% in the comparable period of 2007. Again the lower concentration of lower yielding investment securities and the higher concentration of higher yielding loans coupled with the replacement of higher cost certificates of deposits with lower cost borrowings from the FHLB resulted in a substantial improvement to the net interest margin year over year.
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

(The balance of this page left blank intentionally)

	For the three months ended			For the three months ended
	June 30, 2008			June 30, 2007
	Average			Average
(in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$7,910	$48	2.44%	$65,596	$868	5.31%
Investments securities	379,239	5,596	5.93%	537,032	6,841	5.11%
Loans	671,092	12,058	7.23%	612,541	14,892	9.75%

Earning assets	1,058,241	17,702	6.73%	1,215,169	22,601	7.46%

Non earning assets	77,631			96,932

Total average assets	$1,135,872			$1,312,101

Deposits	$676,557	5,339	3.17%	$896,814	9,816	4.39%
Borrowings	283,197	3,056	4.34%	218,843	2,615	4.79%

Total interest bearing liabilities	959,754	8,395	3.52%	1,115,657	12,431	4.47%

Non-interest bearing liabilities and equity	176,118			196,444

Total average liabilities and equity	$1,135,872			$1,312,101

Net interest margin		$9,307	3.54%		$10,170	3.36%

(The balance of this page left blank intentionally)

	For the six months ended			For the six months ended
	June 30, 2008			June 30, 2007
	Average			Average
(in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$5,112	$66	2.60%	$54,492	$1,453	5.38%
Investments securities	425,099	11,966	5.66%	551,794	13,824	5.05%
Loans	663,391	25,742	7.80%	604,796	26,784	8.93%

Earning assets	1,093,602	37,774	6.95%	1,211,082	42,061	7.00%

Non earning assets	75,046			96,683

Total average assets	$1,168,648			$1,307,765

Deposits	$696,187	12,273	3.55%	$892,166	18,914	4.28%
Borrowings	304,510	6,249	4.13%	222,028	5,291	4.81%

Total interest bearing liabilities	1,000,697	18,522	3.72%	1,114,194	24,205	4.38%

Non-interest bearing liabilities and equity	167,951			193,571

Total average liabilities and equity	$1,168,648			$1,307,765

Net interest margin		$19,252	3.54%		$17,856	2.97%

Rate Volume Analysis
     The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and six month periods ended June 30, 2008, as compared to the respective period in 2007, into amounts attributable to both rates and volume variances.

	For the three months ended
	June 30,
	2008 vs. 2007
	Increase (decrease)
(in thousands)	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	$(353)	$(434)	$(787)
Federal funds sold	(10)	(23)	(33)
Investments securities
Held to maturity	(2,867)	1,026	(1,841)
Available for sale	195	401	596

Total short term earning assets	$(3,035)	$970	$(2,065)

Loans
Commercial demand loans	$494	$(2,471)	$(1,977)
Commercial mortgages	131	(809)	(678)
Residential and home equity	(86)	(60)	(146)
Leases receivables	78	(76)	2
Tax certificates	392	6	398
Other loans	(7)	(20)	(27)
Loan fees	(406)	—	(406)

Total loans	$596	$(3,430)	$(2,834)

Total decrease in interest income	$(2,439)	$(2,460)	$(4,899)

INTEREST EXPENSE
Deposits
NOW and money market	$(235)	$(881)	$(1,116)
Savings	(2)	1	(1)
Time deposits	(2,111)	(1,249)	(3,360)

Total deposits	(2,348)	(2,129)	(4,477)
Trust preferred	—	(80)	(80)
Borrowings	687	(166)	521

Total decrease in interest expense	$(1,661)	$(2,375)	$(4,036)

Total decrease in net interest income	$(778)	$(85)	$(863)

	For the six months ended
	June 30,
	2008 vs. 2007
	Increase (decrease)
(in thousands)	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	$(617)	$(697)	$(1,314)
Federal funds sold	(27)	(46)	(73)
Investments securities
Held to maturity	(4,705)	1,207	(3,498)
Available for sale	1,186	454	1,640

Total short term earning assets	$(4,163)	$918	$(3,245)

Loans
Commercial demand loans	$963	$(1,294)	$(331)
Commercial mortgages	374	(870)	(496)
Residential and home equity	(165)	(55)	(220)
Leases receivables	14	109	123
Tax certificates	788	52	840
Other loans	(13)	(34)	(47)
Loan fees	(445)	—	(445)

Total loans	$1,516	$(2,092)	$(576)

Total decrease in interest income	$(2,647)	$(1,174)	$(3,821)

INTEREST EXPENSE
Deposits
NOW and money market	$(363)	$(1,243)	$(1,606)
Savings	(5)	1	(4)
Time deposits	(3,796)	(1,235)	(5,031)

Total deposits	(4,164)	(2,477)	(6,641)
Trust preferred	—	(114)	(114)
Borrowings	1,686	(615)	1,071

Total decrease in interest expense	$(2,478)	$(3,206)	$(5,684)

Total (decrease) increase in net interest income	$(169)	$2,032	$1,863

Credit Risk Management
     The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the specific allowance for risk-rated credits on an individual or portfolio basis and (2) the formula allowance reflecting historical losses, as adjusted for factors related to relevant economic and other trends, by credit category.
     The Company uses three major components in determining the appropriate value of the loan and lease loss allowance: standards required under SFAS No. 114, an historical loss factor, and an environmental factor. Utilizing standards required under SFAS No. 114, loans are evaluated for impairment on an individual basis considering current collateral values, all known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Once a loan is determined to be impaired (or is classified) such loans will be deducted from the portfolio and the net remaining balance will used in the historical and environmental analysis.

     The formula allowance, which is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon the average of the two highest years out of the historical loss experienced over the prior five years. The factors used to adjust the general loss reserve address various risk characteristics of the Company’s loan and lease portfolio including: (1) trends in delinquencies, potential problem loans and other non-performing loans, (2) changes in the growth trends of categories of loans comprising the loan portfolio, (3) concentrations of loans to specific industry segments, and (4) changes in economic conditions on both a local and national level. The economic factor uses two categories. The first category is based on economic conditions determined by statistical data published by the Federal Reserve Board. The second category is based on loan concentration and loan size. In addition, the Company performs a migration analysis to validate the allowance amount for special mention, substandard and doubtful loans that are not determined to be impaired loans.
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
     Similarly, management recognizes the higher credit risk associated with mezzanine loans. The Company manages this risk, in part, usually obtaining a mortgage on the project’s real estate property and by having each borrower enter into a personal guarantee to cover the loan amount, but recognizes a subordinate mortgage or a personal guarantee may not cover a possible loss on a mezzanine loan. As a result of the higher credit risk related to mezzanine loans, the Company computes its formula allowance (which is based upon historical loss factors, as adjusted) separately for mezzanine loans within their related loan categories. As an example, the Company applies a quantitative risk-weighting factor for mezzanine non-residential real estate loans that is almost twice the amount used for non-mezzanine non-residential real estate loans.
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
     The amount of the allowance is reviewed and approved by the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer and Chief Financial Officer on at least a quarterly basis. The provision for loan losses was $4.5 million in the second quarter of 2008 compared to $159,000 in the comparable quarter of 2007. The deteriorating real estate market that continued from 2007 into the first half of 2008 caused housing sales to slow and has negatively impacted construction loans throughout the banking industry. This weak sales market has affected land development, construction and mezzanine loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses.
     The increase in the reserve amounted to $4.3 million during the second quarter of 2008 and $7.0 million for the first six months of 2008. The increase was primarily associated with an increase of $3.3 million and $6.9 million in the specific allowance related to an increase in impaired loans for the second quarter and first six months of 2008, respectively. Impaired loans increased $27.6 million during the second quarter of 2008 and $45.0 million for the first half of 2008. Additionally, reserves increased during the second quarter of 2008 as the formula factor for potential problem loan trends increased 40 to 100 basis points for most of the loan segments within the portfolio. The specific allowance of $3.3 million mainly related to one construction loan in the amount of $3.8 million, one residential construction loans in the aggregate amount of $6.5 million, two residential construction mezzanine loans in the amount of $2.3 million, and two non-residential real estate mezzanine loans in the aggregate amount of $3.8 million, all classified as impaired during the second quarter. Please see the Non-performing Assets section for a discussion on each newly impaired loan. Loans classified as impaired as of June 30, 2008 are reviewed in detail in the non-performing loan section below.
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

     The allowance for loan and lease losses was 3.9% of total loans and leases at June 30, 2008 and 3.0% at December 31, 2007. The allowance increased during the first six months of 2008 by $7.0 million from $19.3 million at December 31, 2007, to $26.3 million at June 30, 2008. The increase in the allowance during the first six months of 2008 was primarily the result of $7.5 million in additional specific reserves offset by charge-offs and payments made on impaired loans during the quarter. The Company experienced net charge-offs in the second quarter and first six months of 2008 of $210,000 and $812,000, respectively, compared to $68,000 and $87,000, respectively, during the comparable periods of 2007. The majority of the charged off loans during the first half of 2008 were related to an asset based loan originated in 2007. The Company continues to pursue collection of this loan and the small ticket leases within the Leasing subsidiary.
     Management believes that the allowance for loan losses is adequate at June 30, 2008. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first six months of 2008, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included increasing the risk factors as a result of the rise in the trends in delinquencies and potential problem loans of construction, non-residential, and all mezzanine loans.
Changes in the allowance for loan and lease losses were as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2008	June 30, 2008
Balance at beginning period	$21,961	$19,282

Charge-offs
Commercial and Industrial	—	(568)
Construction	—	—
Land Development	—	—
Construction and land development-mezzanine	—	—
Real estate- non-residential	—	—
Real estate- non-residential — mezzanine	—	—
Single family residential	—	(34)
Leases	(241)	(241)
Tax Certificates	(22)	(22)

Total charge-offs	(263)	(865)

Recoveries
Commercial and Industrial	50	50
Construction and land development	—	—
Land Development	—	—
Single family residential	3	3
Single family residential — mezzanine	—	—
Real Estate — non-residential	—	—
Leases	—	—
Tax Certificates	—	—

Total recoveries	53	53

Net Loan (charge offs)	(210)	(812)

Provision for loan losses	4,531	7,812

Balance at the end of period	$26,282	$26,282

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	June 30, 2008		December 31, 2007
		Percent of		Percent of
		outstanding		outstanding
	Allowance	loans	Allowance	loans
	Amount	in each	Amount	in each
	(in	category to	(in	category to
	thousands)	total loans	thousands)	total loans

Commercial and industrial	$2,333	8.88%	$2,124	12.00%
Construction	3,233	12.30%	7,674	26.40%
Land Development	6,164	23.45%	—	0.00%
Constr. and land develop. — mezzanine	5,291	20.13%	2,493	1.00%
Single family residential	829	3.15%	1,014	6.60%
Real Estate – non-residential	7,045	26.81%	4,746	40.60%
Real Estate – non-res. — mezzanine	46	0.18%	204	1.90%
Real Estate – multi-family	98	0.37%	59	1.10%
Real Estate – multi-family -mezzanine	8	0.03%	6	0.00%
Tax certificates	232	0.88%	185	7.20%
Lease financing	991	3.77%	763	3.10%
Other	12	0.05%	14	0.10%

Total	$26,282	100.00%	$19,282	100.00%

Non-performing assets

	June 30,	December 31,
(in thousands)	2008	2007
Non-accruing loans (1)	$69,466	$24,438
Other real estate owned	1,122	1,048

Total nonperforming assets	$70,588	$25,486

Nonperforming assets to total assets	6.08%	1.99%

Nonperforming loans to total loans	10.24%	3.79%

Allowance for loan loss to non-accruing loans	37.83%	78.90%

Total Loans	678,303	644,475
Total Assets	1,161,735	1,278,475
Allowance for Loan Losses	26,282	19,282

ALL / Loans & Leases (MD & A)	3.87%	2.99%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
     Loans on which the accrual of interest has been discontinued were $69.5 million at June 30, 2008, as compared to $24.4 million at December 31, 2007, an increase of $45.1 million. The primary reason for this increase was new loans that were identified as impaired during the first six months of 2008. See below for details on these impaired loans. The following is a detailed listing of the significant additions to non-accruing loans during the first six months of 2008. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter.

First half of 2008 new non-accruing loans:
▪	One loan of RBA Capital in the amount of $2.9 million was related to one borrower extending loans to third-party buyers of new construction single family residences. During the first quarter of 2008, the borrower failed to meet certain loan covenants and terms and the loan was classified as impaired during the first quarter of 2008. RBA Capital has commenced foreclosure on this loan. The collateral for this loan are the assignments of notes and mortgages from the underlying third-party buyers of our borrower. Ultimately, the collateral is mostly single family housing, along with some lots for single family housing, secured by the assigned mortgages. An evaluation of the fair market value of the real estate based on appraisals and other independent information obtained during the first quarter of 2008 was made. The evaluation resulted in our establishing a specific reserve of $545,000 for the loan.

▪	21 small ticket leases in the aggregate amount of $759,000 became 90 days delinquent during the first quarter. Following an evaluation of the lessee’s ability to pay and the estimation of the fair market value of the leased property, a specific reserve of $120,000 was established during the first quarter of 2008. At the end of the second quarter there were a total of 20 small ticket leases in the aggregate amount of $694,000 resulting in a slight decline in the impairment with an increase in the specific reserve to $201,000. The Company had lease charge-offs of $241,000 during the second quarter of 2008 since RBA Leasing was able to regain possession of the respective leased property and have it appraised.

▪	Residential mortgages in the aggregate amount of $959,000 became 90 days past due and were classified as non-accruing during the first quarter of 2008 and considered impaired. 2 single family residential loans to the same borrower in the aggregate amount of $494,500 became 90 days past due during the first quarter as the borrower stopped making loan payments due to a dispute over deposit accounts. The loans are well collateralized and the Company expects to collect these loans either by resolving the dispute directly with the borrower or via foreclosure and liquidation of the underlying collateral. Therefore, no specific reserves have been established for these residential mortgages. At June 30, 2008, the impairment for residential mortgage loans amounted to $587,000.

▪	During April 2008 a borrower on a non-residential real estate loan in the amount of $1.4 million and a non-residential real estate mezzanine loan in the amount of $430,000 in Maryland notified the Company that the borrower could not continue making loan payments. New appraisals were received in April 2008 and based on an evaluation of these appraisals, the loans were classified as impaired and a specific reserve for loan loss in the aggregate amount of $1.4 million was established during the first quarter. The borrower also had related loans in Virginia of $923,000 for a non-residential real estate loan, $485,000 for a residential construction loan and $246,000 for a non-residential mezzanine loan. New appraisals for these loans were also received in April 2008 and based on an evaluation of these appraisals, the loans were classified as impaired and a specific reserve for loan loss in the aggregate amount of $411,000 was established during the first quarter and was increased to $1.0 million during the second quarter of 2008. The Company initiated foreclosure proceedings in July of 2008.

▪	A new appraisal for a $2.0 million residential construction loan in Philadelphia the Company had previously identified as a potential problem loan was received during April 2008. Based on an evaluation of this appraisal, the Company classified the loan as impaired during the first quarter 2008 and established a specific reserve for loan loss of $229,000.

▪	New appraisals for two residential construction loans in the aggregate amount of $2.9 million in Wildwood, New Jersey were received on April 24, 2008. These loans were previously identified as potential problem loans. Based on an evaluation of these appraisals, the Company classified these loans as impaired during the first quarter and established a specific reserves for loan loss in the aggregate amount of $365,000.

▪	A borrower on $1.0 million residential construction mezzanine loan in northern New Jersey notified the Company that the borrower was selling real estate not associated with the loan of the Company and would use a portion of the net sale proceeds to repay this loan. The closing of the sale was to take place during April 2008. On April 11th, the sale encountered a problem and the borrower notified the Company that the sale would not take place. Utilizing current market data, and an existing out of date appraisal, the Company estimates that this loan is impaired. The Company has made its best estimate as to the amount of impairment and has established a specific reserve of $298,000 for the first quarter of 2008. The loan is secured by a mortgage in a second lien position, subordinate to a senior loan from a third party lender in the amount of $8.5 million. A new appraisal for the real estate that is the collateral for this loan was received by the Company during the second quarter of 2008 resulting in an increase to the specific reserve to $1.0 million.

▪	2 loans in the aggregate amount of $4.7 million for a residential construction project in Las Vegas, Nevada, are loan participations in larger loans in the aggregate amount of $34.1 million, and were to be repaid from a $38 million sale of the property. The buyer withdrew from the agreement of sale during March 2008. The Company classified these loans as impaired during the first quarter of 2008 and established a specific reserve for loan loss for these loans. During the second quarter the impairment was increased to $1.0 million and foreclosure is dependent upon the agreement of all five banks that have participated in this loan.

▪	A $6.5 million land development loan in Virginia that is participated with another bank, consists of 834 acres of land subdivided into 50 lots for single family detached development, a 147 acre parcel, two open space parcels and one small house. Based upon the delay in the developer’s re-subdivision plan, a zoning issue and the weak housing market, the Company has classified this loan participation as impaired during the second quarter of 2008 and has established a specific reserve for loan loss of $360,000 based upon the current estimated sales prices less estimated expenses.

▪	A land development loan amounting to $3.8 million in Lehigh County, Pennsylvania, consists of 113 lots under agreement to a national home builder. 20 lots have been sold with 93 remaining and the builder has been selling 1.5 lots per month. A new appraisal has been ordered in June of 2008 and the loan has been classified as impaired. Based upon the current estimated sales price less estimated expenses a specific reserve of $171,000 was established in the second quarter of 2008.

▪	Two loans, one a residential construction loan of $7.0 million and the other a $1.7 million construction mezzanine loan, in North Carolina, for the construction of the first two buildings of a five building condominium project and certain site improvements. The project consists of 198 units and to date there have been minimal sales therefore, during the second quarter of 2008 the Company classified these loans as impaired and established a specific reserve of $772,000.

▪	A residential construction mezzanine loan in New Jersey, amounting to $2.2 million to finance the borrower’s ongoing real estate activities. The Company has a second lien position on an 80 condominium unit project that consists of 32 units that are near completion and a second lien on a commercial property in New Jersey. The Company has filed a complaint against the guarantor and has been requested a six month extension on this loan, which has not yet been approved pending a review of guarantor’s intentions. The Company has classified this loan as impaired during the second quarter of 2008 and based upon the recently received appraisals has not established a specific reserve for this loan.

▪	Two residential construction loans totaling $2.4 million for a single family residence in suburban Philadelphia was classified as impaired in the second quarter of 2008. The loan is secured by a first mortgage and second mortgage lien on the land and the construction has been completed. During July of 2008 the property was sold and the Company was repaid in full.

▪	Two commercial mezzanine loans totaling $3.8 million for a real estate development project in Florida, for the development of a two acre parcel of commercial waterfront land with two rental homes, two vacant commercial structures and eight boat slips into a concept plan that includes the following: 40 room hotel, three waterfront restaurants, 75,000 square feet of retail space and 15,000 square feet of office space and 109 fractional ownership villas. Based upon the last appraisal and the estimated sales price associated with this project, the Company classified this loan as impaired during the second quarter of 2008 and established a specific reserve of $462,000. The Company was recently notified that its first mortgage has recently paid off placing its second mortgage in first position. Upon receipt of confirmation that its mortgage is now in first position, which is expected during the third quarter, the Company may reverse this specific reserve upon further collateral analysis.
(The balance of this page left blank intentionally)

Non-Accruing Loans:

	June 30, 2008
	Total
	Loan	Specific
(in thousands)	Balance	Reserve

Construction	$20,321	$626
Land Development	24,615	3,526
Construction & Land Develop. — mezzanine	7,806	4,040
Real Estate-Non-Residential	8,011	1,439
Real Estate-Non-Residential — mezzanine	4,429	1,138
Commercial & Industrial	3,003	545
Single Family Residential	587	2
Leasing	694	201

Total	$69,466	$11,517

Non-Accruing Loans:

	December 31, 2007	1st Quarter 2008	2nd Quarter	Year to Date June 30, 2008
(in thousands)	Balance	Additions	Additions	Payments	Charge-offs	Balance

Construction	$6,907	$7,844	$5,570	$—	$—	$20,321
Land Development	8,293	2,279	14,043	—	—	24,615
Constr.& Develop.-mezzanine	2,279	1,001	4,527	—	—	7,807
Real Estate-Non-Residential	6,342	2,278	—	(609)	—	8,011
Real Estate-Non-Residential — mezzanine	—	676	3,753	—	—	4,429
Commercial & Industrial	617	2,902	101	(99)	(518)	3,003
Single Family Residential	—	959	(342)	—	(31)	586
Leasing	—	759	176	—	(241)	694
Tax Certificates	—	—	—	—	(22)	—

Total	$24,438	$18,698	$27,828	$(708)	$(812)	$69,466

For the above non-accruing loans:
     The $20.3 million in construction and $24.6 million in land development loans (see brief description in bullet points noted above) are secured by first mortgage liens on real property. In general, the business purpose of these loans is either the construction of commercial property such as office buildings or shopping centers, development and construction of single family residences, condominiums, town houses, or zoning and obtaining final approval of lots to be sold to other builders. In virtually all cases, the developer is required to provide a personal guarantee. At the inception of the loan, appraisals from independent, qualified third party appraisers are obtained and based on those appraisals the loan amount generally does not exceed 75% of the fair market value of the property. When the loan becomes non-performing (90 days or more delinquent), a new appraisal is obtained and a loss reserve is established or a charge-off is taken to reduce the loan amount to the appraised fair market value, less estimated disposition costs. Because of the downturn in our national economy and the softening of the housing sales market, the Company has observed a trend in the weakening of residential construction and land development loans. Homebuilders have been challenged in generating the cash flow needed to make loan payments. Many residential construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves.
     Of the $7.8 million in non-accruing construction mezzanine loans, $3.3 million is for the construction of 36 condominium units in New Jersey. Due to difficulties with the borrower obtaining certificates of occupancy from the municipality, units could not be sold and the loan became non-performing. The borrower has since obtained the necessary certificates of occupancy and sales efforts have commenced. This loan is secured by a subordinate second mortgage on the property. Royal Bank also holds the senior debt on the property, a first mortgage lien in the amount of $4.3 million. This senior debt is also non-accruing and is included in the $25.3 million in construction and land development loans above. The borrower also personally guarantees the loan. The balance of the loans was for two projects in New Jersey that are noted above in new non-accruing loans that occurred in the second quarter.
     The $8.0 million in non-accruing non-residential real estate loans are generally for income producing commercial property such as office buildings and shopping centers. These loans are generally secured by first mortgage liens on real estate. The principal sponsor or business owner generally personally guarantees the loan. At the inception of the loan, appraisals from independent, qualified third party appraisers are obtained and based on those appraisals, the loan amount generally does not exceed 75% of the fair market value of the property. When the loan becomes non-performing (90 days or more delinquent), a new appraisal is obtained and a loss reserve is established or a charge-off is taken to reduce the loan amount to the appraised fair market value, less estimated disposition costs.

     The $4.4 million in non-residential real estate mezzanine loans are comprised of a development loan secured by a mortgage in a first lien position on a hotel/retail/office space in the amount of $3.8 million and is discussed above, while the two remaining loans of $676,000 are secured by mortgages in second lien positions on land being developed into lots for residential development. The principal sponsors guarantee the loans. As of June 30, 2008, the Company has estimated that there is no value in the real property collateral securing the loans with a second lien position and has fully reserved for the loans in the amount of $676,000.
     The $3.0 million non-performing commercial loans and the $694,000 non-performing leases are discussed above.
     The $587,000 in non-performing residential loans are generally are secured by first mortgage liens on single family homes or townhouses. When these loans become non-performing, a new appraisal is obtained and a specific reserve is established for any outstanding loan amount that exceeds 75% of the appraised fair market value.
     For non-accruing loans and all other impaired loans, following the receipt of the appraisal that is used to determine the amount of impairment, if any, our Chief Credit Officer monitors the market in which the property is located. He obtains information from independent sources such as broker opinion letters and sales comparables to determine if the newer information continues to support the value of the property reflected in the most recent appraisal. If the information does not support that value, then a new appraisal is obtained and a new analysis is made to determine if further impairment occurred.
     Impaired Loans
     The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The total of impaired loans at June 30, 2008 was $69.5 million as compared to $24.4 million at December 31, 2007. The average balance of impaired loans during the second quarter and first six months of 2008 was $55.7 million and $47.0 million, respectively. The detail concerning loans classified as impaired during 2008 is noted in the non-accrual loan section. The specific reserves included in the allowance for loan losses related to impaired loans was $11.5 million at June 30, 2008 as compared to $4.6 million at December 31, 2007. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.
     The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing impaired loans under the accrual method.
     At June 30, 2008, all impaired loans were non-accruing. The income recognized on impaired loans was $0 for the first six months of 2008. Cash collected from impaired loans during the first six months of 2008 was $1.5 million.
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
     Potential Problem Loans
     Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $30.2 million and $20.2 million at June 30, 2008 and March 31, 2008, respectively. The principal reason for the increase has been a weakening of the credit quality in our commercial loan and mezzanine loan portfolio particularly related to companies in the residential homebuilder construction industry. Management has considered the trend in growth of potential problem loans and has included a factor for same in the formula used to set the Company’s general loan loss reserve.
     Residential construction and land development loans comprise the bulk of potential problem loans, aggregating $16.1 million of the $30.2 million in total potential problem loans outstanding at June 30, 2008. The chief reason that residential constructions loans have weakened is due in large part to the poor sales market for homes, especially new construction. Homebuilders and developers have been challenged in generating the cash flow needed to make loan payments. Many residential construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves. In addition to the concentration and historical loss components of the formula used in computing its loan loss reserve, which amounted to 1.86%, the Company factors into its formula an additional 1.7% for economic conditions and potential problem loan trends, for a total of 3.56% with respect to residential construction and land development loans.
     Non-interest Income
     Non-interest income of $2.5 million for the quarter ended June 30, 2008 was $262 thousand lower than the comparable quarter of 2007. This reduction was mainly associated with a $2.5 million impairment loss on investment securities and a year over year linked quarter decline of $763,000 on gains on the sale of investment securities which were partially offset by a gain of $2.0 million on the sale of premises and equipment and a $1.1 million gain on a sale from real estate joint ventures. The impairment loss on investment securities (available for sale) was related to two bank stock investments that have experienced significant reduction in market value and are deemed to be other than temporarily impaired based on their current level of equity and future expected earnings. During the second quarter of 2008 the Company lost $30,000 on sales of investment securities while gains of $733,000 were recorded in the second quarter of 2007. Gains on the sale of real estate joint ventures amounted to $1.1 million for the second quarter of 2008 due to the sale of one of the Company’s investments and a gain of $2.0 million related to the sale of a property previously intended for the Company’s expansion. There were no gains recorded for either category during the comparable quarter of 2007.
     For the six months ended June 30, 2008, non-interest income amounted to $3.7 million as compared to $5.3 million for the comparable period of 2007. The $1.5 million decline was primarily attributable to the impairment loss of $2.5 million on investment securities previously noted, a net reduction in securities gains of $813,000 year over year (a loss of $80,000 in 2008 versus a gain of $733,000 in 2007) and a revenue decline of $510,000 associated with real estate owned via equity investment, partially offset by the $2.0 million asset sale gain previously mentioned and a net change in gains on the sale of real estate joint ventures of $742,000 (gain of $1.1 million in 2008 versus a gain of $350,000 in 2007). The consolidated real estate owned via an equity investment is associated with the Partnership described in Notes 2 and 11.
     Non-interest Expense
     Non-interest expense for the second quarter of 2008 amounted to $7.0 million resulting in an increase of $436,000, or 6.6%, from the comparable quarter of 2007. Salary and benefits expense of $3.2 million for the second quarter of 2008 declined by $320,000, or 9.0%, primarily due to a reduction in projected management bonuses based upon lower current year earnings relative to 2007. Expenses related to real estate owned via equity investments of $249,000 were $144,000 below the comparable quarter of 2007 due to a lower level of units sold in 2008 relative to 2007 from an equity investment. Other operating expenses of $2.9 million increased by $723,000, or 32.8%, from the linked quarter of 2007, and were primarily attributable to increased legal fees, professional fees, recruiting expenses for senior management and higher FDIC insurance. Legal fees increased $255,000 from the prior year due to the increased level of impaired loans, while professional fees increased $545,000 from the second quarter of 2007 due to consulting expense and appraisals of loans and collateral associated with recovering those loans. The FDIC insurance of $190,000 for the current quarter increased $141,000, or 288%, above the comparable quarter of 2007 due to an increase in July of 2007 in the FDIC’s insurance premium rates on deposits.
     For the six months ended June 30, 2008 non-interest expense of $13.7 million amounted to an increase of $1.0 million, or 8.1%, above the level of the comparable period of 2007. Salary and benefits expense of $6.6 million in the first half of 2008 increased $173,000, or 2.7%, above the level of the comparable period of 2007 as annual merit increases and staffing increases in 2008 were partially offset by lower projected management bonuses based upon lower current year earnings as compared to 2007. Other operating expense of $5.4 million for the first half of 2008 increased $1.0 million, or 23.1%, as FDIC expense, professional fees and legal fees increased $174,000, $545,000 and $255,000, respectively. The FDIC expense increase reflects the increased insurance premiums implemented in July of 2007 while legal and professional expenses were related to a higher level of impaired loans in 2008.
     Income Tax Expense
     Total income tax benefit amounted to $185,000 for the second quarter of 2008 compared to a tax expense of $1.8 million in the comparable quarter of 2007. The effective tax rate for the second quarter of 2008 was a credit as compared to 31.1% for the comparable quarter of 2007. The primary reason for the level of the second quarter tax credit was the modest loss in pre-tax earnings coupled with tax benefit associated with Royal Captive Insurance and the tax benefit associated with bank-owned life insurance as well as other tax exempt income.
     Total income tax benefit for the six months ended June 30, 2008 totaled $69,000 as compared to an expense of $2.7 million for the comparable period of 2007. This was primarily related to a decline in net income for the first six months of 2008 relative to the comparable period of 2007. The effective tax rate for the first half of 2008 was a credit of 6.1% versus 30.3% for the comparable period of 2007. Again the benefits associated with the tax exempt income resulted in a tax benefit despite the level of pre-tax earnings.
     FINANCIAL CONDITION
     Consolidated Assets
     Total consolidated assets as of June 30, 2008 were $1.2 billion, a decrease of $116.7 million, or 9.1%, from December 31, 2007. This decrease was due to a $153.1 million reduction in investment securities, providing funds to allow for the run-off of higher costing deposits, and the redeployment of $33.8 million into higher yielding loans during the first six months of 2008.
     Cash and Cash Equivalents
     Total cash and cash equivalents increased $1.0 million from $10.9 million at December 31, 2007 to $11.9 million at June 30, 2008, as a result of daily funding requirements.

     Investment Securities
     Total investment securities declined $151.3 million, or 29.2%, to $366.9 million at June 30, 2008, from the level at December 31, 2007. The reduction was primarily due to maturities and calls of investments along with principal repayments from mortgage backed securities during the first six months of 2008. These proceeds were primarily used to fund loan growth, to reduce borrowings and to reduce the Company’s reliance on higher costing deposits, mainly time deposits. Investment securities held to maturity of $62.6 million at June 30, 2008, declined by $80.3 million, or 56.2%, due mainly to maturities and calls within that segment of the portfolio, while investment securities available for sale of $304.3 million at June 30, 2008, declined by $71.0 million, or 18.9%, due to maturities, calls and principal repayments on mortgage backed securities. FHLB stock of $11.7 million at June 30, 2008, declined $1.8 million, or 13.4%, as a result of a reduction in FHLB borrowings since December 31, 2007, which reduced the required ownership of the investment.
     During the second quarter of 2008, the Company recorded an impairment charge to earnings of $2.5 million related to equity investments in two financial institutions. Based upon their level of earnings, problem loans and capital position coupled with recent stock prices, management concluded that these investments were “other than temporarily impaired.” In addition, the Company reviewed the remaining investments for potential impairment in light of the recent mark to market reductions within the available for sale (AFS) portfolio and the fair market value of investments within the held to maturity (HTM) portfolio as well as the fact that the magnitude of the decline had increased since March 31, 2008.
     The HTM portfolio had unrealized losses amounting to $17.4 million at June 30, 2008, as compared to unrealized losses of $974,000 at December 31, 2007. The significant increase in unrealized losses during the past six months ended June 30, 2008, was primarily associated with one collateralized debt obligation (CDO) due mainly to the illiquidity of the market for CDOs. The market price of the CDO was impacted by the fact that the assets backing the CDO are insured by Ambac Assurance Corporation (“Ambac”). After consulting with outside experts, and considering that the investment matures in approximately two years, that the investment has performed as expected, that Ambac has designated securities to back its obligations to provide insurance wrappers to CDOs, specifically as to the Company’s CDO, that ninety percent (90%) of the designated securities having a AAA rating at June 30, 2008 and that in the event the rating of Ambac falls to BBB+ or worse, Ambac must collateralize this CDO, management is of the opinion that this impairment was not other than temporarily impaired. To demonstrate the temporary nature of the impairment on this CDO, in August of 2008 the unrealized loss was reduced to $10.1 million versus $16.1 million at June 30, 2008. The Company has the ability and intention to hold these securities until maturity.
     The AFS portfolio had unrealized losses of $13.0 million at June 30, 2008 increased from unrealized losses of $4.7 million at December 31, 2007. The increase in unrealized losses during the past six months was comprised of declines in preferred and common stock, collateralized mortgage obligations (CMOs), corporate bonds, trust preferred securities and other securities. Preferred and common stock had unrealized losses of $2.4 million and $821,000 at June 30, 2008 and December 31, 2007, respectively. The increase in unrealized losses are primarily associated with financial institutions that have recently been impacted by a lower level of earnings and increased problem loans that have resulted in significantly lower stock prices. Except for the two impaired investments previously noted, these financial institutions are well capitalized and are expected to return to more normalized price levels once the economy improves; therefore management has concluded that the resulting change in fair market value was deemed temporary. The CMOs within the AFS portfolio had unrealized losses of $2.7 million at June 30, 2008 as compared to unrealized losses of $155,000 at December 31, 2007, that were mainly attributable to two investments that were examined for impairment through a review of the delinquencies, declining real estate values and foreclosures during the past year. In both cases the trends have been increasingly negative, however the specific tranches for each one have the ability to withstand much higher levels of credit defaults prior to experiencing impairment assuming an estimated loss severity of 40%. Corporate bonds had unrealized losses of $3.2 million and $1.2 million at June 30, 2008 and December 31, 2007, respectively, due to the recent decline in interest rates and a decline in their bond ratings given the current weak economy. Management concluded that the decline in value for this investment category was temporary. Trust preferred securities had unrealized losses of $2.2 million at both June 30, 2008 and December 31, 2007, respectively. They are primarily associated with financial institutions that have recently been impacted by a lower level of earnings, increased problem loans and significantly lower stock prices that have correspondingly negatively impacted the value of the trust preferred securities. However since the underlying financial institutions are currently well-capitalized and are expected to return to more normal level of earnings, management has concluded that they are only temporarily impaired. The decline in value associated with other securities within the AFS portfolio was mainly associated with one CDO, which was also deemed to be only temporarily impaired due to the collateral behind the CDO and the ability of the insurance agency to cover potential losses.
     Unrealized losses within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in Note 4. Gains and losses are not recorded through a gain or charge to earnings in the consolidated income statement. However if unrealized losses are determined to be other than temporarily impaired, as in the current quarter where a loss of $2.5 million was recorded on the two equity investments previously noted, a charge to earnings will be recorded instead of other comprehensive income.

          The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Loans
          Total loans increased $33.8 million, or 5.3%, from the $644.5 million level at December 31, 2007 to $678.3 million at June 30, 2008. This increase was primarily due to an increase in commercial and industrial loans of $8.7 million, construction and land development loans of $19.9 million, and tax certificates of $11.8 million, which was partially offset by a decrease in single family residential loans of $7.6 million. The Company has become more selective in approving construction and land development loans given the existing loan concentration coupled with the current extremely weak housing market. In addition, the Company recently hired two commercial lenders to focus primarily on the commercial and industrial business sector.
The following table represents loan balances by type:

	June 30,	December 31,
(amounts in thousands)	2008	2007

Commercial and industrial	$86,506	$77,856
Construction	105,388	92,779
Land Development	86,213	78,874
Const. and land develop. — mezzanine	5,207	6,443
Single family residential	34,676	42,286
Real Estate — non-residential	260,256	261,350
Real Estate — non-res. — mezzanine	7,142	8,749
Real Estate — multi-family	9,306	6,887
Real Estate — multi-family — mezzanine	2,233	3,504
Tax certificates	57,938	46,090
Leases	21,183	19,778
Other	3,695	1,424

Total gross loans	$679,743	$646,020
Deferred fees, net	(1,440)	(1,545)

Total loans	$678,303	$644,475

Deposits
          Total deposits, the primary source of funds, decreased $87.9 million, or 11.4%, to $682.3 million at June 30, 2008, from December 31, 2007. Deposits declined across all categories with significant changes in time deposits under $100,000 which decreased $50.7 million, or 28.3%, time deposits over $100,000 which decreased $9.1 million, or 3.5%, and NOW and money market accounts which decreased by $22.9 million, or 9.2%, at June 30, 2008 compared to deposit balances at December 31, 2007. Although deposit rates have declined during the past year due to a general decline in market interest rates across the yield curve, the competition for deposits has increased due to liquidity concerns of selected financial institutions and has resulted in competitive pricing for short term time deposits. Therefore, the Company elected to allow some of the maturing certificates of deposit to run-off during the past six months rather than compete with the higher short term time deposit rates and relied more on FHLB borrowings and other institutions for funding requirements.
The following table represents ending deposit balances by type:

	June 30,	December 31,
(in thousands)	2008	2007
Demand (non-interest bearing)	$54,797	$59,573
NOW and Money Markets	227,529	250,444
Savings	15,063	15,352
Time deposits (over $100)	256,102	265,250
Time deposits (under $100)	128,810	179,533

Total deposits	$682,301	$770,152

Borrowings
          Total borrowings decreased $15.6 million to $279.3 million at June 30, 2008, from $294.9 million at December 31, 2007. This reduction is attributed to paying down borrowings, primarily from the FHLB, with funds generated from investment securities that matured or were called during the first six months of 2008.
Obligations Related to Equity Investments in Real Estate
          As a result of the adoption of FIN 46(R) the Company consolidated into its balance sheet $15.5 million and $18.6 million of debt at June 30, 2008 and December 31, 2007, respectively, related to a real estate equity investment of which none is guaranteed by the Company. The reduction of $3.1 million was attributed to the pay-down of mortgages associated with sales of residential units during the past six months.
Stockholders’ Equity
          Consolidated stockholders’ equity decreased $9.4 million, or 6.4%, to $137.0 million at June 30, 2008 from $146.4 million at December 31, 2007. This decrease was primarily due to net earnings of $1.2 million for the first half of 2008 offset by the payment of two cash dividends to shareholders amounting to $4.0 million and the negative impact on equity of $6.1 million from an increase in other comprehensive loss arising from temporary losses in the Company’s available for sale investment portfolio in the first six months of 2008. In July of 2008 the Company temporarily suspended cash dividends on its common stock.
CAPITAL ADEQUACY
          The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At June 30, 2008, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.
          The table below provides a comparison of the Company, Royal Bank and Royal Asian’s risk-based capital ratios and leverage ratios for June 30, 2008 and December 31, 2007:
(The balance of this page left blank intentionally)

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
June 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$184,080	17.83%	$82,584	8.00%	N/A	N/A
Royal Bank	133,706	14.22%	75,226	8.00%	$94,033	10.00%
Royal Asian	15,579	21.86%	5,702	8.00%	7,128	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$171,011	16.57%	$41,292	4.00%	N/A	N/A
Royal Bank	121,783	12.95%	37,613	4.00%	$56,420	6.00%
Royal Asian	14,752	20.70%	2,851	4.00%	4,277	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$171,011	14.83%	$34,586	3.00%	N/A	N/A
Royal Bank	121,783	11.50%	31,772	3.00%	$52,953	5.00%
Royal Asian	14,752	17.30%	2,558	3.00%	4,264	5.00%

					To be well
					capitalized under
			For capital		prompt corrective
	Actual	Actual	adequacy purposes		action provision
December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Company (consolidated)	$186,932	18.27%	$81,833	8.00%	N/A	N/A
Royal Bank	133,944	14.48%	74,007	8.00%	$92,509	10.00%
Royal Asian	15,587	21.46%	5,810	8.00%	7,262	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$174,065	17.02%	$40,916	4.00%	N/A	N/A
Royal Bank	122,297	13.22%	37,004	4.00%	$55,505	6.00%
Royal Asian	14,679	20.21%	2,905	4.00%	4,357	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$174,065	13.57%	$38,493	3.00%	N/A	N/A
Royal Bank	122,297	10.23%	35,882	3.00%	$59,803	5.00%
Royal Asian	14,679	15.68%	2,809	3.00%	4,682	5.00%
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
          In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements. Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2008:

	Days		1 to 5	Over 5	Non-rate
(in millions)	0 – 90	91 – 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$3.0	$—	$—	$—	$7.9	$10.9
Federal funds sold	1.0	—	—	—	—	1.0
Investment securities:
Available for sale	39.9	20.4	177.3	76.7	(10.0)	304.3
Held to maturity	50.0	0.1	12.5	—	—	62.6

Total investment securities	89.9	20.5	189.8	76.7	(10.0)	366.9
Loans:
Fixed rate	19.4	34.1	139.4	24.4	—	217.3
Variable rate	314.8	80.9	65.3	—	(26.3)	434.7

Total loans	334.2	115.0	204.7	24.4	(26.3)	652.0
Other assets	11.7	29.3			89.9	130.9

Total Assets	$439.8	$164.8	$394.5	$101.1	$61.5	$1,161.7

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$54.8	$54.8
Interest bearing deposits	24.4	79.6	138.6	—	—	242.6
Certificate of deposits	61.7	165.0	129.4	28.8	—	384.9

Total deposits	86.1	244.6	268.0	28.8	54.8	682.3
Borrowings (1)	40.7	—	224.4	40.0	15.5	320.6
Other liabilities	—	—	—	—	21.8	21.8
Capital	—	—	—	—	137.0	137.0

Total liabilities & capital	$126.8	$244.6	$492.4	$68.8	$229.1	$1,161.7

Net interest rate GAP	$313.0	$(79.8)	$(97.9)	$32.3	$(167.6)

Cumulative interest rate GAP	$313.0	$233.2	$135.3	$167.6

GAP to total assets	27%	-7%

GAP to total equity	228%	-58%

Cumulative GAP to total assets	27%	20%

Cumulative GAP to total equity	228%	170%

(1)	The $15.5 million in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.

          The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At June 30, 2008, floating rate loans with floors and without floors were $81.1 million and $353.6 million, respectively.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.
ITEM 4 – CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
          The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, and the identification of the material weaknesses in the Company’s internal control over financial reporting described below, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings, as indicated below.
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
          Because the new staff was hired and processes and procedures were implemented during the fourth quarter of 2007 and in the first and second quarters of 2008, there has been insufficient time to validate that such processes and procedures are operating at a level to have remediated the previous material weaknesses, and they therefore still existed as of June 30, 2008.
(b) Changes in Internal Control Over Financial Reporting
            Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the first half of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of securities of the Company during the quarter ended June 30, 2008.
Stock Repurchases
The following provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2008:

			Total Number of
			Shares Purchased as
	Total Number of	Average	Part of Publicly
	Shares	Price Paid	Announced Plans or
Period	Repurchased	per Share	Programs
April 1, 2008 through April 30, 2008	—	$—	—

May 1, 2008 through May 31, 2008	69,600	$9.25	69,600

June 1, 2008 through June 30 2008	30,400	$9.80	30,400

	100,000	$9.42	100,000

Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to Vote Security Holders
The following nominees were elected as Class III Directors of the Registrant to serve for a three year term at the Annual meeting of shareholders on May 21, 2008. There was no solicitation in opposition to the nominees of the Board of Directors. The votes cast with respect to each individual nominee were as follows:

Name	For	%	Withhold	%
Carl Cousins	1,675,080	96.40%	62,545	3.60%
Evelyn Tabas	1,675,080	96.40%	62,545	3.60%
Edward Tepper	1,675,080	96.40%	62,545	3.60%
Samuel Goldstein	1,675,080	96.40%	62,545	3.60%
Murray Stempel	1,675,080	96.40%	62,545	3.60%

The ratification of Beard Miller Company LLP as the independent registered public accounting firm was also approved by the shareholders on May 21, 2008 with voting results as follows:

	Total	%
For	1,731,150	99.627%
Against	6,475	0.373%
Abstain	0	0.000%
Item 5. Other Information
None
Item 6. Exhibits

(a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s registration Statement on Form S-4 No. 0-26366.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 99 to the Company’s current report on Form 8-K filed with the Commission on March 13, 2001, amended April 19, 2006.

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 8, 2008.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 8, 2008.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 8, 2008.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 8, 2008.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)

Dated: August 8, 2008	/s/ Robert A. Kuehl

Robert A. Kuehl
Principal Financial Officer