Form 10-Q
period 2008-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2008-11-07
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No. ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2008

$2.00 par value	11,345,127

Class B Common Stock	Outstanding at October 31, 2008

$0.10 par value	2,095,681

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30, 2008	December 31, 2007
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$5,281	$8,785
Interest bearing deposits	53,309	1,120
Federal funds sold	1,000	1,000

Total cash and cash equivalents	59,590	10,905
Investment securities held to maturity (fair value of $0 at September 30, 2008 and $143,456 at December 31, 2007)	—	142,905
Investment securities available-for-sale (“AFS”) at fair value	312,586	375,328
Federal Home Loan Bank (“FHLB”) stock, at cost	10,072	13,462

Total investment securities and FHLB stock	322,658	531,695

Loans and leases	686,810	644,475
Less allowance for loan and lease losses	29,566	19,282

Net loans and leases	657,244	625,193

Premises and equipment, net	7,093	7,441
Accrued interest receivable	14,294	15,256
Real estate owned via equity investment	20,548	23,967
Investment in real estate joint ventures	2,520	7,739
Bank owned life insurance	29,557	23,781
Other assets	58,982	32,498

Total Assets	$1,172,486	$1,278,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$56,829	$59,573
Interest bearing	680,145	710,579

Total deposits	736,974	770,152

Accrued interest payable	8,685	8,600
Borrowings	255,244	294,911
Obligations related to real estate owned via equity investment	13,286	18,566
Subordinated debentures	25,774	25,774
Other liabilities	13,201	12,238

Total liabilities	1,053,164	1,130,241

Minority interests	2,369	1,867

Stockholders’ equity
Common stock
Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,345,127 at September 30, 2008 and 11,329,431 at December 31, 2007	22,690	22,659
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,095,681 at September 30, 2008 and 2,096,646 at December 31, 2007	210	210
Additional paid in capital	123,239	122,578
Retained earnings (accumulated deficit)	(6,297)	8,527
Accumulated other comprehensive loss	(15,918)	(1,582)

	123,924	152,392

Treasury stock — at cost, shares of Class A, 498,488 at September 30, 2008 and 398,488 at December 31, 2007	(6,971)	(6,025)

Total stockholders’ equity	116,953	146,367

Total liabilities and stockholders’ equity	$1,172,486	$1,278,475

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands, except per share data)
Interest income
Loans and leases, including fees	$12,108	$14,863	$37,851	$42,143
Investment securities held to maturity	904	2,200	3,241	8,035
Investment securities available for sale:
Taxable interest	4,338	4,721	13,930	12,673
Tax exempt interest	19	19	56	56
Deposits in banks	258	498	309	1,863
Federal funds sold	5	47	20	135

TOTAL INTEREST INCOME	17,632	22,348	55,407	64,905

Interest expense
Deposits	6,359	9,437	18,632	28,351
Borrowings	3,110	2,680	9,359	7,971
Obligations related to real estate owned via equity investments	48	133	151	468

TOTAL INTEREST EXPENSE	9,517	12,250	28,142	36,790

NET INTEREST INCOME	8,115	10,098	27,265	28,115
Provision for loan losses	5,275	6,896	13,087	7,267

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,840	3,202	14,178	20,848

Other income
Impairment loss on AFS securities	(14,685)	—	(17,176)	—
Net (losses) gains on the sale of securities	(1,081)	—	(1,161)	733
Income related to real estate owned via equity investments	1,085	908	2,710	3,043
Service charges and fees	314	358	912	1,045
Income from bank owned life insurance	288	195	776	643
Gains on sales of loans and leases	27	138	133	328
Gains on sales related to real estate joint ventures	—	—	1,092	350
Gains on sales of other real estate	—	165	352	851
Gain on sale of premises and equipment	—	—	1,991	—
Other income	30	83	92	122

TOTAL OTHER INCOME	(14,022)	1,847	(10,279)	7,115

Other expenses
Salaries and wages	2,564	2,685	7,555	8,056
Employee benefits	807	753	2,433	2,321
Occupancy and equipment	556	509	1,540	1,405
Expenses related to real estate owned via equity investments	235	316	660	1,142
Stock option expense	173	154	517	331
Impairment related to real estate joint venture	—	5,927	—	5,927
Impairment related to real estate owned via equity investments	—	8,261	—	8,261
Other operating expenses	3,136	2,193	8,493	6,546

TOTAL OTHER EXPENSE	7,471	20,798	21,198	33,989

Minority interests	192	(1,941)	420	(1,232)

LOSS BEFORE INCOME TAXES	(18,845)	(13,808)	(17,719)	(4,794)
Income tax benefit	(6,833)	(4,628)	(6,902)	(1,900)

NET LOSS	$(12,012)	$(9,180)	$(10,817)	$(2,894)

Per share data
Net loss — basic	$(0.90)	$(0.69)	$(0.81)	$(0.21)

Net loss — diluted	$(0.90)	$(0.69)	$(0.81)	$(0.21)

Cash dividends- Class A shares	$—	$0.288	$0.300	$0.863

Cash dividends- Class B shares	$—	$0.331	$0.345	$0.992

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss
Nine months ended September 30, 2008
(unaudited)

						Retained	Accumulated
					Additional	earnings	other
	Class A common stock		Class B common stock		paid in	(accumulated	comprehensive	Treasury	Comprehensive
(in thousands, except dividend per share data)	Shares	Amount	Shares	Amount	capital	deficit)	loss	stock	loss
Balance January 1, 2008	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)	$—
Net loss	—	—	—	—	—	(10,817)	—	—	(10,817)
Stock conversion	1	2	(1)	—	—	(2)	—	—	—
Cash dividends on common stock (Class A $0.30; Class B $0.345)	—	—	—	—	—	(4,005)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(946)	—
Stock options exercised	15	29	—	—	144	—	—	—	—
Stock option expense	—	—	—	—	517	—	—	—	—
Other comprehensive loss, net of reclassification and taxes	—	—	—	—	—	—	(14,336)	—	(14,336)

Comprehensive loss									$(25,153)

Balance September 30, 2008	11,345	$22,690	2,096	$210	$123,239	$(6,297)	$(15,918)	$(6,971)

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss Nine months ended September 30, 2007 (unaudited)

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		paid in	Retained	comprehensive	Treasury	Comprehensive
(in thousands, except dividend per share data)	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	stock	income (loss)
Balance January 1, 2007	11,287	$22,575	2,109	$211	$121,542	$23,464	$(2,273)	$(2,265)
Adjustment related to adoption of FASB No. 158, net of taxes	—	—	—	—	—	—	1,006	—
Net loss	—	—	—	—	—	(2,894)	—	—	$(2,894)
Stock conversion	14	28	(12)	(1)	—	(27)	—	—	—
Cash in lieu of fractional shares	—	—	—	—	—	(13)	—	—	—
Stock dividend adjustment	—	—	—	—	(12)	12	—	—	—
Cash dividends on common stock (Class A $0.8625; Class B $0.991875)	—	—	—	—	—	(11,650)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(3,760)	—
Stock options exercised	21	42	—	—	181	—	—	—	—
Stock option expense	—	—	—	—	331	—	—	—	—
Tax benefit stock options	—	—	—	—	96	—	—	—	—
Other comprehensive income, net of reclassification and taxes	—	—	—	—	—	—	2,357	—	2,357

Comprehensive loss									$(537)

Balance September 30, 2007	11,322	$22,645	2,097	$210	$122,138	$8,892	$1,090	$(6,025)

The accompanying notes are an integral part of these statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Nine months ended September 30,
(amounts in thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(10,817)	$(2,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	749	888
Stock compensation expense	517	331
Provision for loan losses	13,087	7,267
Net amortization (accretion) of discounts and premiums on loans, mortgage-backed securities and investments	528	(2,299)
Benefit for deferred income taxes	(9,460)	(3,265)
Gains on sales of other real estate	(352)	(851)
Gain on sales of real estate joint ventures	(1,092)	(350)
Proceeds from sale of loans and leases	1,761	—
Gains on sales of loans and leases	(133)	(328)
Net losses (gains) on sales of investment securities	1,161	(733)
Distribution from investments in real estate	—	(167)
Gain from sale of premises of real estate owned via equity investment	(1,999)	(1,901)
Gain from sale of premises and equipment	(1,991)	—
Impairment of available-for-sale investment securities	17,176	—
Impairment related to real estate owned via equity investments	—	8,261
Impairment related to real estate joint ventures	—	5,927
Income from equity investments	(369)	—
Income from bank owned life insurance	(776)	(643)
Changes in assets and liabilities:
Decrease in accrued interest receivable	962	798
Decrease (increase) in other assets	2,898	(8,498)
Increase in accrued interest payable	85	5,362
Minority interest	502	(1,325)
Increase (decrease) in other liabilities	2,548	(2,473)

Net cash provided by operating activities	14,985	3,107

Cash flows from investing activities:
Proceeds from call/maturities of held-to-maturity (HTM) investment securities	105,265	90,018
Proceeds from call/maturities of available-for-sale (AFS) investment securities	133,496	57,910
Proceeds from sales of AFS investment securities	—	1,050
Purchase of HTM investment securities	—	(2,000)
Purchase of AFS investment securities	(74,122)	(124,160)
Redemption of Federal Home Loan Bank stock	3,390	1,209
Net increase in loans	(49,048)	(19,322)
Purchase of premises and equipment	(475)	(700)
Net proceeds from sale of premises of real estate owned via equity investments	7,472	16,256
Distributions from real estate owned via equity investments	369	167
Net decrease in real estate joint ventures	—	35
Net increase in real estate owned via equity investments	(5,473)	(4,719)
Proceeds from sales of foreclosed real estate	728	—
Purchase of life insurance	(5,000)	—

Net cash provided by investing activities	116,602	15,744

Cash flows from financing activities:
Decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(60,096)	(18,407)
Increase in certificates of deposit	26,918	22,163
Mortgage payments	—	(56)
Repayments of short-term borrowings	(102,000)	(53,000)
Proceeds from long-term borrowings	65,000	—
Repayments of long-term borrowings	(2,667)	(130)
Repayment of mortgage debt of real estate owned via equity investments	(5,280)	(9,254)
Income tax benefit on stock options	—	96
Cash dividends	(4,005)	(11,650)
Cash in lieu of fractional shares	—	(13)
Purchase of treasury stock	(946)	(3,760)
Issuance of common stock under stock option plans	174	223

Net cash used in financing activities	(82,902)	(73,788)
Net increase (decrease) in cash and cash equivalents	48,685	(54,937)

Cash and cash equivalents at the beginning of the period	10,905	82,436

Cash and cash equivalents at the end of the period	$59,590	$27,499

Supplemental Disclosure
Taxes paid	$—	$4,700

Interest paid	$28,057	$31,764

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
1. Accounting Policies
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Applications of the principles in the Company’s preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.
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
SFAS No. 131, “Segment Reporting,” established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. Royal Bancshares’ chief operating decision maker is the President and Chief Executive Officer. Royal Bancshares has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that makes equity investments in real estate and extends mezzanine loans to real estate projects. At September 30, 2008 and 2007, one such equity investment in real estate meets the requirements for consolidation under FIN 46 (R) based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting on a consolidated basis said investment as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to our partners. The VIE is included below in the Equity Investment category.
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
(The balance of this page left blank intentionally)

The following table presents selected financial information for reportable business segments for the three and nine month periods ended September 30, 2008 and 2007.

	Three months ended September 30, 2008
	Community	Tax Lien	Equity
(amounts in thousands)	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,013,965	$74,652	$22,843	$61,026	$1,172,486

Total deposits	736,974	—	—	—	736,974

Interest income	$13,946	$2,316	$—	$1,370	$17,632
Interest expense	7,862	920	48	687	9,517

Net interest income (loss)	$6,084	$1,396	$(48)	$683	$8,115
Provision for loan losses	4,843	—	—	432	5,275
Total non-interest income	(15,116)	38	953	103	(14,022)
Total non-interest expense	6,227	523	235	486	7,471
Minority interest	44	183	—	(35)	192
Income tax (benefit) expense	(7,209)	188	235	(47)	(6,833)

Net income (loss)	$(12,937)	$540	$435	$(50)	$(12,012)

	Three months ended September 30, 2007
	Community	Tax Lien	Equity
(amounts in thousands)	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,164,971	$55,083	$20,245	$42,151	$1,282,450

Total deposits	863,213	—	—	—	863,213

Interest income	$19,534	$1,646	$—	$1,168	$22,348
Interest expense	10,338	1,093	133	686	12,250

Net interest income (loss)	$9,196	$553	$(133)	$482	$10,098
Provision for loan losses	6,767	—	—	129	6,896
Total non-interest income	750	165	776	156	1,847
Total non-interest expense	5,787	216	316	291	6,610
Impairment -real estate joint venture	5,927	—	—	—	5,927
Impairment -real estate owned via equity investment	—	—	8,261	—	8,261
Minority interest	112	—	(2,110)	57	(1,941)
Income tax (benefit) expense	(1,696)	184	(3,192)	76	(4,628)

Net income (loss)	$(6,951)	$318	$(2,632)	$85	$(9,180)

(The balance of this page left blank intentionally)

	Nine months ended September 30, 2008
	Community	Tax Lien	Equity
(amounts in thousands)	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,013,965	$74,652	$22,843	$61,026	$1,172,486

Total deposits	736,974	—	—	—	736,974

Interest income	$45,224	$6,012	$—	$4,171	$55,407
Interest expense	23,265	2,585	151	2,141	28,142

Net interest income (loss)	$21,959	$3,427	$(151)	$2,030	$27,265
Provision for loan losses	11,608	22	—	1,457	13,087
Total non-interest income	(13,461)	439	2,341	402	(10,279)
Total non-interest expense	17,603	1,452	660	1,483	21,198
Impairment -real estate joint venture	—	—	—	—	—
Impairment -real estate owned via equity investment	—	—	—	—	—
Minority interest	44	508	—	(132)	420
Income tax (benefit) expense	(7,991)	731	536	(178)	(6,902)

Net income (loss)	$(12,766)	$1,153	$994	$(198)	$(10,817)

	Nine months ended September 30, 2007
	Community	Tax Lien	Equity
(amounts in thousands)	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,164,971	$55,083	$20,245	$42,151	$1,282,450

Total deposits	863,213	—	—	—	863,213

Interest income	$58,112	$4,170	$—	$2,623	$64,905
Interest expense	31,916	2,895	468	1,511	36,790

Net interest income (loss)	$26,196	$1,275	$(468)	$1,112	$28,115
Provision for loan losses	6,921	—	—	346	7,267
Total non-interest income	3,267	810	2,674	364	7,115
Total non-interest expense	17,154	739	1,141	767	19,801
Impairment -real estate joint venture	5,927	—	—	—	5,927
Impairment -real estate owned via equity investment	—	—	8,261	—	8,261
Minority interest	(38)	220	(1,509)	95	(1,232)
Income tax (benefit) expense	563	408	(2,998)	127	(1,900)

Net income (loss)	$(1,064)	$718	$(2,689)	$141	$(2,894)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $920,000 and $1.1 million for the three month periods ended September 30, 2008 and 2007, respectively and $2.6 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively.
Interest income earned by the Community Banking segment related to the Other Segment was approximately $687,000 and $686,000 for the three month periods ended September 30, 2008 and 2007, respectively and $2.1 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively.
3. Per Share Information
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. The common stock equivalents of stock options were not included in the computation of diluted earnings per share if they were anti-dilutive. At September 30, 2008, 278,603 stock options were anti-dilutive. All share and per share information has been restated to reflect stock dividends paid in periods presented. Basic and diluted EPS are calculated as follows:

	Three months ended September 30, 2008
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(12,012)	13,257	$(0.90)

	Three months ended September 30, 2007
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(9,180)	13,397	$(0.69)

	Nine months ended September 30, 2008
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(10,817)	13,306	$(0.81)

	Nine months ended September 30, 2007
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS Loss available to common shareholders	$(2,894)	13,463	$(0.21)

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

	Nine months ended September 30, 2008
	Before tax		Net of tax
(amounts in thousands)	amount	Tax benefit	amount

Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(37,494)	$(13,123)	$(24,371)
Market value adjustment on transfer of held-to-maturity securities to available-for-sale	(2,987)	(1,045)	(1,942)
Less adjustment for impaired investments	17,176	6,011	11,165
Less reclasification adjustment for losses realized in net income	1,161	406	755

Unrealized losses on investment securities	$(22,144)	$(7,751)	$(14,393)
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	88	31	57

Other comprehensive loss, net	$(22,056)	$(7,720)	$(14,336)

	Nine months ended September 30, 2007
	Before tax		Net of tax
(amounts in thousands)	amount	Tax benefit	amount

Unrealized gains on investment securities:
Unrealized holding gains arising during period	$4,232	$1,482	$2,750
Less reclasification adjustment for gains realized in net income	733	256	477

Unrealized gains on investment securities	$3,499	$1,226	$2,273
Unrecognized benefit obligation expense:
Reclassification adjustment for amortization	129	45	84

Other comprehensive income	$3,628	$1,271	$2,357

5. Investment Securities:
The carrying value and approximate fair value of investment securities at September 30, 2008 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized		Carrying
(amounts in thousands)	cost	gains	losses	Fair value	value
Investment securities available-for-sale
Mortgage-backed securities	$29,019	$356	$(120)	$29,255	$29,255
U.S. government agencies	49,939	88	(184)	49,843	49,843
Preferred and common stock	21,387	11	(4,934)	16,464	16,464
Collateralized mortgage obligations	78,268	886	(2,509)	76,645	76,645
Collateralized debt obligations	44,863	137	(3,306)	41,694	41,694
Corporate bonds	61,646	172	(8,802)	53,016	53,016
Trust preferred securities	40,342	1,058	(5,963)	35,437	35,437
Other securities	9,901	331	—	10,232	10,232

Total available for sale	$335,365	$3,039	$(25,818)	$312,586	$312,586

The carrying value and approximate fair value of investment securities at December 31, 2007 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized		Carrying
(amounts in thousands)	cost	gains	losses	Fair value	value
Investment securities held-to-maturity
Mortgage-backed securities	$105	$—	$—	$105	$105
U.S. government agencies	80,000	13	(234)	79,779	80,000
Collateralized debt obligations	60,000	1,200	(740)	60,460	60,000
Other debt securities	2,800	312	—	3,112	2,800

Total held to maturity	$142,905	$1,525	$(974)	$143,456	$142,905

Investment securities available-for-sale
Mortgage-backed securities	$33,090	$383	$(187)	$33,285	$33,285
U.S. government agencies	104,982	51	(153)	104,880	104,880
Preferred and common stock	20,696	17	(821)	19,892	19,892
Collateralized mortgage obligations	82,316	965	(155)	83,126	83,126
Corporate bonds	86,205	464	(1,241)	85,428	85,428
Trust preferred securities	44,118	2,151	(2,169)	44,100	44,100
Other securities	4,557	60	—	4,617	4,617

Total available for sale	$375,964	$4,091	$(4,726)	$375,328	$375,328

During the third quarter of 2008, in the held-to-maturity (HTM) portfolio, a $25.0 million CDO backed by Ambac Assurance Corporation was paid in full due to the bankruptcy filing of Lehman Brothers Holdings, Inc (Lehman). On September 26, 2008 the Company reclassified the remainder of its HTM investment securities to available-for-sale (AFS). The transferred investment securities had a total book value of $37.6 million and a fair value of $34.7 million. The unrealized loss of $3.0 million on these securities was recorded, net of tax, as other comprehensive income, an adjustment to stockholders’ equity. The Company has the intent and the ability to hold these securities until the recovery. Additionally, the transfer of these securities to AFS will allow the Company greater flexibility in managing credit risk in its investment portfolio and the Company’s overall liquidity. As a result, the Corporation will not classify any future purchases of investment securities as held-to-maturity for at least two years.
During the third quarter of 2008, the Company recorded an impairment charge to earnings of $14.7 million related to a Lehman bond, a Washington Mutual bond (WaMu), and two collateralized mortgage obligations (CMOs). Based upon the Lehman bankruptcy, the FDIC seizure of WaMu, and the increased loss severity and default expectations of the underlying residential mortgages within the CMOs, management concluded that these investments were “other than temporarily impaired.” In addition, the Company reviewed the remaining investments for potential impairment in light of the recent mark to market reductions within the AFS portfolio as well as the fact that the magnitude of the decline had increased since June 30, 2008.
The AFS portfolio had gross unrealized losses of $25.8 million at September 30, 2008, which increased from unrealized losses of $4.7 million at December 31, 2007. Included in the September 30, 2008 unrealized loss is the $3.0 million in unrealized losses that was recorded when the HTM portfolio was transferred to the AFS portfolio in the third quarter of 2008. The increase in unrealized losses is primarily related to the turbulent credit and financial markets coupled with the current economic environment. As a result many of the investment securities are expected to increase in value once the markets become normalized and the resulting fair market values recover. The increase in unrealized losses during the past nine months was comprised of declines in preferred and common stock, CMOs, corporate bonds, trust preferred securities and other securities.
Preferred and common stock had gross unrealized losses of $4.9 million and $821,000 at September 30, 2008 and December 31, 2007, respectively. The increase in unrealized losses is primarily associated with financial institutions that have recently been impacted by a lower level of earnings and increased problem loans that have resulted in significantly lower stock prices. Most of these financial institutions are well capitalized and are expected to return to more normalized price levels once the economy improves; therefore management has concluded that the resulting change in fair market value was deemed temporary.
The CMOs within the AFS portfolio had gross unrealized losses of $2.5 million at September 30, 2008 as compared to unrealized losses of $155,000 at December 31, 2007. During the third quarter, the Company took a pre-tax impairment charge of $3.2 million on two CMOs that have experienced increases in delinquencies and foreclosures and declining real estate values. These bonds are expected to default within the next few years and therefore are other than temporarily impaired.
Corporate bonds had gross unrealized losses of $8.8 million and $1.2 million at September 30, 2008 and December 31, 2007, respectively, due to the recent decline in interest rates and a decline in their bond ratings given the current weak economy. The Company took a pre-tax $6 million impairment charge on a bond issued by Lehman as a result of their bankruptcy and a pre-tax $5.5 million impairment charge on a WaMu bond as a consequence of the FDIC seizure. Both bonds were written down to $0. Management concluded that the decline in value for the remaining bonds in this investment category was temporary.
Trust preferred securities had gross unrealized losses of $6.0 million at September 30, 2008 and $2.2 million at December 31, 2007, respectively. They are primarily associated with financial institutions that have recently been impacted by a lower level of earnings, increased problem loans and significantly lower stock prices that have correspondingly negatively impacted the value of the trust preferred securities. However since the underlying financial institutions are currently well-capitalized and are expected to return to more normal level of earnings, management has concluded that they are only temporarily impaired.
CDOs had gross unrealized losses of $3.3 million and $740,000 at September 30, 2008 and December 31, 2007, respectively. The CDOs were deemed to be only temporarily impaired due to the collateral behind them. In October of 2008 another $10 million CDO paid off at par as a result of the Lehman bankruptcy filing.
Unrealized losses within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in Note 4. Gains and losses are not recorded through a gain or charge to earnings in the consolidated income statement. However if unrealized losses are determined to be other than temporarily impaired, as in the current quarter where a loss of $14.7 million was recorded on the four investments previously noted, a charge to earnings will be recorded instead of other comprehensive income.
The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
(The balance of this page left blank intentionally)

6. Loans

	September 30,	December 31,
(amounts in thousands)	2008	2007

Commercial and industrial	$88,393	$77,856
Construction	128,077	92,779
Land Development	81,938	78,874
Const. and land develop. — mezzanine	4,104	6,443
Single family residential	26,400	42,286
Real Estate — non-residential	263,030	261,350
Real Estate — non-res. — mezzanine	4,882	8,749
Real Estate — multi-family	11,306	6,887
Real Estate -1-4 family — mezzanine	2,555	3,504
Tax certificates	53,109	46,090
Leases	23,169	19,778
Other	1,303	1,424

Total gross loans	$688,266	$646,020
Deferred fees, net	(1,456)	(1,545)

Total loans	$686,810	$644,475

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $79.8 million and $25.4 million at September 30, 2008 and December 31, 2007, respectively. If interest had been accrued, such income would have been approximately $4.5 million for the nine months ended September 30, 2008. Management believes it has adequate collateral to limit its credit risk on these loans.
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
At September 30, 2008, total non-accrual loans amounted to $79.8 million. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Total non-accrual and impaired loans at December 31, 2007 amounted to $24.4 million. The specific reserve related to impaired loans was $13.0 million and $4.6 million at September 30, 2008 and December 31, 2007, respectively. The income recognition on impaired loans is to recognize income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. The Company did not recognize any income on impaired loans during the third quarter of 2008. The income recognized on impaired loans would have occurred if the Company had received principal and interest payments in full on impaired loans.
The Company grants commercial and real estate loans, including construction and land development, as well as mezzanine loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at September 30, 2008. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.

7. Allowance for Loan Losses:
     Changes in the allowance for loan losses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(amounts in thousands)	2008	2007	2008	2007

Balance at beginning period	$26,282	$11,739	$19,282	$11,455

Charge-offs by loan type
Commercial and Industrial	—	(18)	(568)	(87)
Construction and land development	—	(3,113)	—	(3,113)
Construction and land development — mezzanine	(768)	—	(768)	—
Single family residential	—	(22)	(34)	(73)
Real estate — non-residential real estate — mezzanine	(1,000)	—	(1,000)	—
Leases	(225)	(91)	(466)	(91)
Tax Certificates	—	—	(22)	—

Total charge-offs	(1,993)	(3,244)	(2,858)	(3,364)

Recoveries by loan type
Commercial and Industrial	—	194	50	200
Construction and land development	—	34	—	34
Single family residential	2	2	5	25
Single family residential — mezzanine	—	—	—	—
Real Estate — non-residential	—	—	—	4
Leases	—	—	—	—
Tax Certificates	—	—	—	—

Total recoveries	2	230	55	263

Net Loan (charge offs)	(1,991)	(3,014)	(2,803)	(3,101)

Provision for loan losses	5,275	6,896	13,087	7,267

Balance at the end of period	$29,566	$15,621	$29,566	$15,621

There were $602,000, $263,000, and $2.0 million of charge-offs during the first, second, and third quarters of 2008, respectively. These charge-offs were primarily attributed to a non-residential real estate mezzanine loan that became non-performing in the first quarter of 2008; an asset based loan that became non-performing during 2007; and small ticket leases from the Company’s leasing subsidiary. The Company defines a mezzanine loan as a financing that bridges the gap between private equity investment and the traditional bank loan. Generally, it is a secured junior mortgage lien along with a pledge of ownership interest in a project. In substantially all mezzanine loans, a personal guarantee of the principal individual is obtained.
8. Pension Plan
The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.
Net periodic defined benefit pension expense for the three and nine -month periods ended September 30, 2008 and 2007 included the following components:

	Three months ended		Nine months ended
	September 30		September 30
(amounts in thousands)	2008	2007	2008	2007

Service cost	$118	$128	$354	$385
Interest cost	131	123	395	369
Amortization of prior service cost	24	23	70	70
Amortization of actuarial loss	5	20	17	59

Net periodic benefit cost	$278	$294	$836	$883

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
The following table presents the activity related to the Directors’ Plan for the nine months ended September 30, 2008.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2007	100,294	$18.60	5.3	$—
Granted	—	—
Exercised	—	—
Forfeited	(4,344)	13.75

Options outstanding at September 30, 2008	95,950	$18.82	4.6	$—

Options exercisable at September 30, 2008	94,375	$18.77	4.6	$—

As of September 30, 2008, there were 1,575 non-vested options under the Director’s Plan at a weighted average strike price of $21.78.
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
The following table presents the activity related to the Employee Plan for the nine months ended September 30, 2008.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2007	799,831	$19.64	5.9
Granted	—	—
Exercised	(14,588)	11.89
Forfeited	(96,466)	20.34

Options outstanding at September 30, 2008	688,777	$19.71	5.3	$—

Options exercisable at September 30, 2008	528,267	$19.03	4.8	$—

The following table provides detail for non-vested options under the Employee Plan at September 30, 2008.

		Weighted
		Average
		Exercise
	Options	Price

Non-vested options — December 31, 2007	320,390	$21.20
Granted	—	—
Vested	(140,492)	21.20
Forfeited/expired	(19,388)	21.01

Non-vested options — September 30, 2008	160,510	$21.04

Long-Term Incentive Plan
The 2007 Long-Term Incentive Plan was approved by shareholders at the May 16, 2007 Annual Meeting. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of September 30, 2008, 66,451 stock options and 15,152 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. In October of 2008 the Company granted 96,350 options to purchase common stock. The weighted-average fair value associated with these shares was $2.37 per share. The fair value of each 2008 stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model weighted-average assumptions including expected average life of 7.2 years, expected average volatility of 45.92% and a risk-free interest rate of 3.51%. The dividend yield is 0% due to the Company’s third quarter announcement to temporarily forego the quarterly cash dividend. The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if Royal Bancshares achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.
The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the nine months ended September 30, 2008.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value

Options outstanding at December 31, 2007	76,940	$20.08	9.6
Granted	—	—
Exercised	—	—
Forfeited	(10,489)	20.08

Options outstanding at September 30, 2008	66,451	$20.08	8.8	$—

Options exercisable at September 30, 2008	26,590	$20.08	8.8	$—

The following table provides detail for non-vested options under the 2007 Long-Term Incentive Plan at September 30, 2008.

		Weighted
		Average
		Exercise
	Options	Price

Non-vested options — December 31, 2007	76,940	$20.08
Granted	—	—
Vested	26,590	20.08
Forfeited/expired	(10,489)	20.08

Non-vested options — September 30, 2008	39,861	$20.08

There were a total of 201,946 unvested options as of September 30, 2008. As of October 2008, there was approximately $937,000 of total unrecognized compensation cost related to the October grants and the non-vested options under the Directors’ Plan, the Employee Plan and the 2007 Long-Term Incentive Plan.
10. Interest Rate Swaps
For asset/liability management purposes, the Company uses interest rate swaps which are agreements between the Company and another party (known as counterparty) where one stream of future interest payments is exchanged for another based on a specified principal amount (known as notional amount). The Company will use interest rate swaps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process, are linked to specific liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.
The Company had utilized interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap agreements are contracts in which a series of interest flows are exchanged over a prescribed period. Currently the Company has no fair value hedges that qualify for the shortcut method at the inception of the hedge.
As a consequence of the 2008 third quarter Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy filing, the swap agreements and cash flow hedge that existed at the end of the 2008 second quarter were terminated. The Company had an agency mortgage-backed security (approximately $4.9 million) that was pledged as collateral at Lehman for our swap agreements. As of this 10-Q filing, the collateral has not been returned. The Company believes that it has a valid legal claim and continues to aggressively pursue the return of its asset as well as the corresponding monthly payments. The Company has engaged legal counsel to assist us in the return of the collateral or cash equivalent funds. As of September 30, 2008 the asset continues to accrue interest. Additionally, the Company had an interest receivable associated with the cash flow hedge of approximately $240,000 that was written down to $0 at September 30, 2008.
At September 30, 2008 and December 31, 2007, the information pertaining to outstanding interest rate swap agreements is as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007

Notional amounts	$—	$60,502
Weighted average pay rate	—	5.53%
Weighted average receive rate	—	4.75%
Weight average maturity (years)	—	3.6
Fair value relating to interest rate swaps	$—	$336
The fair value on the interest rate swaps included above is estimated by using characteristics such as the current interest environment and present value of future payments between the Company and its counterparties.
11. Fair Value Measurements
On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company has not elected to measure any additional financial instruments at fair value under this statement through September 30, 2008.
On September 15, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements,” which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs, those based on assumptions by management based on hypothetical transactions in the absence of market inputs (level 3 measurements). The Statement requires the Company to utilize valuation techniques consistent with the market approach, the income approach, and/or the cost approach. SFAS 157 requires expanded disclosure about fair value measurements that have a significant portion of the value determined using these unobservable inputs. Royal Bancshares adopted SFAS No. 157 effective with its fiscal year beginning January 1, 2008. As a result of the adoption of SFAS 157, there has been no material impact to the Company’s consolidated financial position, results of operations, or cash flow.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair values as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in		Significant Other
	Active Markets for	Significant Other	Unobservable	Balance as of
	Identical Assets	Observable Inputs	Inputs	September 30,
(in thousands)	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Impaired Loans	$—	$—	$79,790	$79,790
Investment securities available for sale	40,505	171,824	100,257	312,586

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

	Investment Securities	Impaired
(in thousands)	Available for Sale	Loans

Assets
Beginning Balance December 31, 2007	$68,969	$24,438
Total gains/(losses) — (realized/unrealized):
Included in earnings	(3,491)	—
Included in other comprehensive loss	(8,835)	—
Purchases, issuances, and settlements	1,920	—
Transfers in and/or out of Level 3	41,694	55,352

Ending balance September 30, 2008	$100,257	$79,790

The Company transferred $41.7 million in collateralized debt obligations from level 2 to level 3 due to illiquidity. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, any unrealized gains and losses for assets within the Level 3 category may include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
The fair value of investment securities for 2008 is described and presented above under SFAS 157 guidelines. The methodology for arriving at fair values of investment securities for 2008 is not materially different from the methodology utilized in 2007.
The Company recorded $14.7 million in impairment charges on four bonds in the available-for-sale investment portfolio. The bonds are listed below:
Lehman Brothers
Book Value- $5,999,290
Unrealized loss- $5,999,290
This bond has a current fair market value of less than 1% of par value resulting in a loss of 100% and was written down at September 30, 2008. It is deemed worthless due to the recent bankruptcy of Lehman Brothers Holdings, Inc (Lehman). This subordinated debt is junior to other senior debt of Lehman and other Lehman creditors and any proceeds won’t be received until two or more years from now and likely to be insignificant or none. The structure of the transaction announced between Barclays and Lehman does not provide any benefit to the Lehman bondholders.
Washington Mutual
Book Value- $5,496,941
Unrealized loss- $5,496,941
This bond has a current market value of less than 1% of par value resulting in a loss of 100% and was written down at September 30, 2008. It is deemed worthless due to the recent seizure by federal regulators of Washington Mutual (WaMu). The transaction announced between WaMu and JP Morgan Chase does not provide any benefit to the WaMu bondholders.

Countrywide CMOs
Book Value- $3,188,400
Unrealized loss-$3,188,400
There are two collateralized mortgage obligations (CMOs) with separate tranches that were examined for impairment at the end of the 2008 second quarter. These investments represent sub-prime mortgages with a significant concentration in California and Florida. At June 30, 2008, the assumptions used for the impairment analysis were a credit default rate of 15% and a loss severity of 40%. The fair market value at September 26, 2008 was 2 and 5/32 for the lower tranche and 3 and 6/32 for the higher rated tranche, a significant reduction from the fair market value of about 54% of book value at the end of the second quarter. Discussions with two broker firms indicated that both of these bonds are expected to default within the next few years due to the loss severity increasing to at least 50% and possibly more and the credit default rate increasing to 20%. Therefore, both CMOs are deemed to be other than temporarily impaired and have been written down to zero. Interest continues to be paid to Royal in the amount of approximately $12,000 per month; however the likelihood of these investments recovering based upon the current profile and the expectation of further deterioration is extremely low.
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
At September 30, 2008, total impaired loans amounted to $79.8 million. Total impaired loans at December 31, 2007 amounted to $24.4 million. The Company increased impaired loans by $64.6 million from December 31, 2007 which was offset by payments and charge-offs of $6.9 million and $2.3 million, respectively. Impaired loans increased by $18.7 million, $27.8 million and $18.1 million in the first, second and third quarters of 2008, respectively. The net increase from the second quarter of 2008 to the third quarter of 2008 was $10.4 million. The largest increases in the first nine months of 2008 occurred in construction, which amounted to $28.9 million, and land development, which amounted to $21.6 million. The softening of the housing market and the current downturn in the economy has resulted in a weakening trend for residential construction and land development loans. Loans are treated as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the agreement. When loans are non-performing, a new appraisal of the collateral associated with the residential construction and land development loans are received to determine the amount of impairment, if any, based upon the difference between the value of the collateral and the loan amount less any disposition costs. The market where the property is located is monitored and independent sources are utilized, such as broker opinion letters and sales comparables, to provide ongoing updates to the collateral value.
Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2 as represented in SFAS No. 157. In the third quarter of 2008 the swap agreement was unwound as a result of the Lehman Brothers Holdings, Inc bankruptcy. See Note 10 “Interest Rate Swaps”.
12. Real Estate Owned via Equity Investment
The Company, together with third party real estate development companies, forms variable interest entities (VIEs) to construct various real estate development projects. These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with Statement of Financial Accounting Standards (SFAS) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, and account for capitalized interest on those projects in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, “Capitalization of Interest Cost”, as amended by Statement of Financial Accounting Standards (SFAS) No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method". Due to the present economic conditions, management has made a decision to curtail new equity investments.
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
In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of September 30, 2008, the Company has one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of September 19, 2008, the Partnership also had $13.3 million outstanding of senior debt with another bank. This senior debt, which was scheduled to mature in October 2008, was extended by the existing senior debt lender until March, 2010. In their agreement to extend the loan for eighteen months, the senior debt lender required the partnership to fund an additional $500,000 into an interest reserve. The Partnership received a capital contribution from the partners with Royal Investments America contributing $250,000 and the other partner in the Partnership, who is unrelated to the Company, contributing an equal amount in order to fund the interest reserve. The additional $500,000 in capital contributed to the Partnership will be repaid from cash flow after the senior debt is paid in full, but prior to any other payments to the partners. It is estimated that if the partnership continues to meet its targeted sales of four units per month, the senior debt will be repaid in full at or prior to the new maturity date. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company utilized the period of June 1, 2008 through August 31, 2008 and January 1, 2008 to August 31, 2008 in consolidating the financial statements of the Partnership for the three and nine month periods, respectively for the period ending September 30, 2008.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows as of September 30, 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007 which resulted in the Partnership recording an $8.3 million impairment charge. Further impairment in the approximate amount of $200,000 was recorded during the fourth quarter of 2007. No further impairment of this asset occurred during the first three quarters of 2008. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. During the third and fourth quarters of 2007, the Company recognized a $6.2 million reduction in pre-tax income associated with its share of the impairment recognized by the Partnership.
At August 31, 2008, the Partnership had total assets prior to consolidation under FIN 46 (R) of approximately $22.8 million of which $20.6 million is real estate as reflected on the consolidated balance sheet and total borrowings of $22.5 million, of which $9.2 million relates to the Company’s mezzanine loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in this Partnership. The $6.2 million impairment charge recognized during the third and fourth quarters of 2007 contributed to reduce the Company’s investment in this project to $5.6 million. With both its equity investment and its mezzanine loans, the Company invested 90% of the equity and subordinate funds required by the Partnership for the acquisition of the condominium project. In the event additional equity is required by the Partnership, a capital call to the partners could be made. While a capital call of up to 90% of additional capital could be made upon the Company, the Company has no obligation to make such additional investment. Management of the Company would evaluate the overall impact of making or not making any such additional investment and decide on the most prudent course of action that is in the best interest of the Company and its shareholders.
The Partnership had eleven closings during the third quarter of 2008 and 32 closings during the first three quarters of 2008 and has accepted 6 more agreements of sale on which closing is expect to occur during the fourth quarter of 2008. As noted above, under the provisions of SFAS 144, the Partnership recorded an $8.5 million impairment charge for its long-lived assets during 2007. Pursuant to the requirements of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, if losses applicable to the minority interest in the Partnership exceed the minority interest in the equity capital of the Partnership, such losses of the minority interest should be charged against the majority interest, as there is no obligation of the minority interest to make good such losses. Accordingly, since the portion of the $8.5 million impairment charge attributed to the minority interest exceeded the minority interest in the equity capital of the Partnership, approximately $2.0 million of the impairment charge recorded in 2007 by the Partnership, attributed to the minority interest, was charged against the majority interest of the Company during 2007. ARB No. 51 further provides that if future earnings do materialize, the majority interest should be credited to the extent of such losses attributed to the minority interest but which were previously absorbed by the majority interest. Therefore, pursuant to the requirements of ARB No. 51, the Company recorded 100% of the income from the Partnership arising during June through August, a net of $671,000 and during January through August, a net of $1.5 million, primarily attributed to gains from sales of condominium units of $800,000, and $2.0 million for the respective periods, offset by losses from incidental rental operations and other expenses. All sales were to unrelated third-parties at fair market value and on a non-recourse basis. The Company was not required to apply the requirements of paragraphs 33 and 34 of SFAS 66, because it did not retain an equity interest in the real estate. The Company did not have an equity interest in the buyers and buyers were independent from the Company.
13. Trust Preferred Securities
Management previously determined that Royal Bancshares Trust I/II (“Trusts”) utilized for the Company’s $25.8 million of pooled trust preferred securities issuance, qualifies as a variable interest entity under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004. At September 30, 2008, the interest rates paid on Capital Trust I and Capital Trust II were 4.97% and 5.80%, respectively.
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
14. Investment in Real Estate Joint Ventures
The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans during 2007. As a result of this review, the Company determined that three ADC loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The Company reclassified two of these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building, which was paid off during the second quarter of 2008, which resulted in a gain on sales related to real estate joint ventures of $1.1 million, and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. The third investment in the amount of $2.5 million was classified as an investment in a real estate joint venture at December 31, 2007 and was to fund the acquisition of a marina project. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007 and the impairment was charged to operating expenses during the same quarter. As of September 30, 2008, the balance of the marina investment was $2.5 million, for a total investment in real estate joint ventures of $2.5 million.
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
The contract amounts are as follows:

	September 30,	December 31,
(amounts in thousands)	2008	2007
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$94,130	$135,166
Commitment to extend credit	15,553	27,006
Standby letters of credit and financial guarantees written	5,191	6,886
Interest rate swap agreements	—	60,502
16. Reclassifications
Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassification.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a frame work for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In March 2008, the FASB issued FSP FAS 157-2 to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). Assets and liabilities currently reported or disclosed at fair value on a recurring basis in the Company’s financial statements include investment securities, impaired loans, loans held for sale and derivatives. Royal Bancshares adopted SFAS No. 157 effective with its fiscal year beginning January 1, 2008. As a result of the adoption of SFAS 157, there has been no material impact to the Company’s consolidated financial position, results of operations, or cash flow.
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
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Royal Bancshares is currently assessing the impact of FAS 160 on its financial statements.
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
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.
In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.
In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.
18. Subsequent Events
On October 14, 2008, the Company filed an 8-K announcing the retirement of the President and Chief Executive Officer (CEO) of the Company and Royal Bank effective December 31, 2008. He will continue to serve on the board of directors of the Company and Royal Bank for the remainder of his term. Additionally the present Chairman and the present Chief Operating Officer, of the Company and Royal Bank, will become the CEO and the President, respectively, of the Company and Royal Bank. Additionally, under the terms of the Transition and Separation Agreement, the outgoing CEO and President will receive a lump-sum cash payment of $2.1 million on or within thirty days of December 31, 2008. This payment will be made in consideration of the cancellation of his Employment Agreement, which provides for a rolling three-year term. He will also receive continuation of all life, disability, medical insurance and other normal health and welfare benefits through December 31, 2012. For purposes of the

Company’s equity incentive plans and supplemental executive retirement plan, he will be considered an employee participant through December 31, 2009.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month and nine month periods ended September 30, 2008 and September 30, 2007. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Form 10-K.
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
All forward-looking statements contained in this report are based on information available as of the date of this report. These statements speak only as of the date of this report, even if subsequently made available by the Company on its website, or otherwise. The Company expressly disclaims any obligation to update any forward-looking statement to reflect future statements to reflect future events or developments.
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

Resolved Staff Comments
As previously reported, the Company had received comment letters from the Securities and Exchange Commission relating to its 2006 Form 10-K filed in December 31, 2007 and certain related filings. The Company responded to these comment letters in February 2008. On November 5, 2008, the Commission advised the Company that the Commission had completed its review of the subject filings and has no further comments at the present time.
Financial Highlights and Business Results
On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. On July 17, 2006, Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. The principal activities of Royal Bancshares is supervising Royal Bank and Royal Asian, collectively known as the Banks, which engage in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey and Delaware. Royal Bancshares also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. At September 30, 2008, Royal Bancshares had consolidated total assets of approximately $1.2 billion, total deposits of approximately $737.0 million and shareholders’ equity of approximately $117.0 million. Royal Bancshares had interest income of $17.6 million and $55.4 million, respectively for the three and nine month periods ended September 30, 2008, reflecting decreases of $4.7 million, or 21.1%, and 9.5 million, or 14.6%, respectively from the comparable periods of 2007. The year over year decline in interest income was attributed to a lower level of investments and a 325 basis point reduction in the prime rate by the Federal Reserve since the fall of 2007 that negatively impacted prime based and variable rate loans coupled with an increase in non-performing loans that resulted in the loss of accrued interest. Interest expense for the three and nine months ended September 30, 2008 was $9.5 million and $28.1 million, respectively, resulting in decreases of $2.7 million, or 22.3%, and $8.6 million, or 23.5%, respectively from the comparable periods of 2007 due to improved pricing of FHLB borrowings and deposit products as well as a reduction of funding levels, mainly higher cost time deposits. The Company recorded a net loss for the quarter ended September 30, 2008 of $12.0 million, a 30.8% increase from the loss of $9.2 million reported for the quarter ended September 30, 2007, while the net loss for the nine months ended September 30, 2008 was $10.8 million representing an increase of 2.74 times the loss of $2.9 million for the comparable period of 2007. The year-over-year increase for both the current quarter and year-to-date net loss was primarily associated with impairment charges on specific investment securities in the available-for-sale investment portfolio, and an increase in nonperforming loans which significantly increased the provision for loan losses and resulted in the loss of interest income associated with those nonperforming loans.
The chief sources of revenue for Royal Bancshares are interest income from extending loans and interest income from investing in security instruments, mostly through its subsidiaries Royal Bank and Royal Asian. Both Royal Bank and Royal Asian principally generate commercial real estate loans secured by first mortgage liens. These types of loans make up 35% and 74% of the loan portfolios of Royal Bank and Royal Asian at September 30, 2008, respectively. Additionally, Royal Bank and Royal Asian offer construction loans, including construction loans for commercial real estate projects and for residential home development. At September 30, 2008, construction loans comprised 18.8% and 14.5%, respectively, of the Royal Bank and Royal Asian loan portfolios. Land development loans at September 30, 2008 comprised 13.1% and 0% of the loan portfolios of Royal Bank and Royal Asian, respectively. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we are experiencing now, adversely impacts the commercial rental or home sales market. During 2005, Royal Bancshares received permission to offer loans, including mezzanine loans, by the Federal Reserve Board. Royal Bank also offers mezzanine loans. Mezzanine loans are typically inherently more risky, higher rewarding, loans. They are often secured by subordinate lien positions with loan to value ratios typically between 75% and 95% of collateral value. Royal Bancshares and its subsidiaries do not typically offer mezzanine loans for purposes other than the acquisition or construction of projects related to real estate. On occasion, Royal Bancshares has extended mezzanine financing on a project where Royal Bank extended senior debt financing. During the fourth quarter of 2007, management of Royal Bancshares made a decision to curtail mezzanine lending due to the elevation of risk given the current economic conditions. At September 30, 2008, Royal Bancshares had $11.5 million in mezzanine loans outstanding, and the percentage of mezzanine loans in the Royal Bancshares consolidated loan portfolio was 1.7% of the portfolio. Mezzanine loans inherently carry more risk and accordingly at September 30, 2008, the portion of the Company’s loan loss reserve attributed to mezzanine loans was $4.1 million, or 35.7% of outstanding mezzanine loans. Net earnings of Royal Bancshares are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread. Please see the Net Interest Margin section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.
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
Service Area: Royal Bank’s primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, Southern and Northern New Jersey and the State of Delaware. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from sixteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers the states of Pennsylvania, New Jersey, New York, Florida, Washington DC, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Bank will do business with clients located outside of its service area. Royal Bank has loans in twenty-seven states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, PA.
Competition: The financial services industry in our service area is extremely competitive. Competitors within our service area include banks and bank holding companies with greater resources. Many competitors have substantially higher legal lending limits.

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
Employees: Royal Bank employed approximately 166 people on a full-time equivalent basis as of September 30, 2008.
Deposits: At September 30, 2008, total deposits of Royal Bank were distributed among demand deposits (8.3%), money market deposit, savings and Super Now accounts (30.3%) and time deposits (61.4%). At September 30, 2008, deposits decreased $44.7 million to $683.5 million, from year-end 2007, or 6.1%, primarily due to a decrease in time deposits based upon management’s decision to replace higher cost retail deposits with lower cost FHLB borrowings. Included in Royal Banks’ deposits are approximately $18.6 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
Lending: At September 30, 2008, Royal Bank, including its subsidiaries, had a total loan portfolio of $636.5 million, representing 59.1% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At September 30, 2008, loans increased $44.5 million from year end 2007.
Business results: Total interest income of Royal Bank for the quarter ended September 30, 2008 was $16.2 million compared to $20.8 million for the quarter ended September 30, 2007. Interest expense was $8.9 million for the quarter ended September 30, 2008, as compared to $11.7 million at September 30, 2007, a decrease of 24.8%. Royal Bank recorded a net loss for the quarter ended September 30, 2008 of $10.5 million, a 15.4% increase from a net loss of $9.1 million for the quarter ended September 30, 2007. Royal Bank recorded $13.7 million in impairment charges on four bonds in the available-for-sale investment portfolio. Total assets of Royal Bank were $1.1 billion at September 30, 2008. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, RBA Capital, Royal Bank America Leasing, Royal Tax Lien Services, and Crusader Servicing Corporation.
Royal Asian Bank
Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. Royal Asian is an insured bank by the Federal Deposit Insurance Corporation (the “FDIC”). Royal Asian derives its income principally from interest charged on loans and fees received in connection with the other services. Royal Asian’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, and the repayment of outstanding loans provide the majority of funds for activities. (Royal Asian’s financial results are included in the “Community Banking” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
Service Area: Royal Asian’s primary service area includes Philadelphia County, Northern New Jersey, and New York City. The service area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Asian serves this area from six branches located throughout Philadelphia, Northern New Jersey, and New York City. Royal Asian also considers the states of Pennsylvania,

New Jersey, New York, Washington DC, California, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Asian will do business with clients located outside of its service area.
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
Competition: The financial services industry in our service area is extremely competitive. Competitors within our service area include banks and bank holding companies with greater resources. Many competitors have substantially higher legal lending limits.
In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies and other financial services companies offer products and services similar to those offered by Royal Bank, on competitive terms.
Employees: Royal Asian employed approximately 31 people on a full-time equivalent basis as of September 30, 2008.
Deposits: At September 30, 2008, total deposits of Royal Asian were distributed among demand deposits (10.1%), money market deposit, savings and Super Now accounts (17.9%) and time deposits (72.0%). At September 30, 2008, total deposits were $72.1 million, which amounted to a slight decline of $300,000, or 0.4%, from the level at December 31, 2007.
Lending: Royal Asian had a total loan portfolio of $60.9 million, representing 69.7% of total assets at September 30, 2008 that declined $2.8 million, or 4.4%, from the level at December 31, 2007. The loan portfolio is comprised of commercial demand, commercial mortgages, construction, and installment loans.
Business results: Net interest income of Royal Asian for the quarter ended September 30, 2008, amounted to $820,000 which was a decrease of $128,000 from the comparable quarter of 2007. For the first nine months of 2008, net interest income amounted to $2.6 million compared to $2.7 million for the comparable period of 2007 as the decline in interest income due to lower interest rates on loans was offset by a corresponding decline in the interest rates paid on retail deposits. For the quarter ended September 30, 2008, Royal Asian recorded a net loss of $844,000 compared to net income of $40,000 in the third quarter of 2007. Royal Asian recorded a $1 million impairment charge on a Lehman Brothers Holding, Inc investment security in the available-for-sale investment portfolio. For the nine months ended September 30, 2008, the net loss amounted to $803,000 compared to net income of $172,000 for the comparable 2007 period due mainly to the previously mentioned impairment charge. Total assets of Royal Asian amounted to $87.3 million at September 30, 2008 versus $87.8 million at December 31, 2007.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Asian intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Asian’s size, objective of profit maintenance and stable capital structure.

Non-Bank Subsidiaries
Royal Investments of Delaware
On June 30, 1995, Royal Bancshares established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, DE 19899. RID buys, holds and sells investment securities. (Royal Investments of Delaware financial results are included in the “Community Banking” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
Business results: Total interest income of RID for the quarter ended September 30, 2008, of $476,000 declined 24.4% from $630,000 for the quarter ended September 30, 2007. For the first nine months of 2008 total interest income amounted to $1.6 million resulting in a 19.0% decrease from $2.0 million during the first nine months of 2007. For the quarter ended September 30, 2008, RID reported a net loss of $124,000, compared to net income of $217,000 for the quarter ended September 30, 2007. For the first nine months of 2008, RID reported a net loss of $1.4 million versus net income of $839,000 for the comparable 2007 period. The decline year-over-year for both the third quarter and the first nine month results was primarily related to an impairment of investment securities of $2.5 million. At September 30, 2008, total assets of RID were $55.0 million, of which $3.8 million was held in cash and cash equivalents and $27.2 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. Royal Bank has extended loans to RID, secured by securities and as per the provisions of Regulation W. At September 30, 2008, the amount due Royal Bank from RID was $12.0 million.
Crusader Servicing Corporation
Royal Bancshares, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, PA 19072. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. During 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount. The SMI loan has since been paid down to $6.5 million at September 30, 2008. During the first quarter of 2008, the servicer of the SMI portfolio was terminated. RTL began to fully service the SMI portfolio at that time. Following the termination of the relationship with the other servicer, CSC conducted an evaluation of the estimated fair market value of all properties subject to SMI liens, as well as an evaluation of the fair market value of OREO property in the SMI portfolio. The SMI liens and OREO property were evaluated as one portfolio as the liens have common characteristics. As a result of this evaluation, CSC determined that the total estimated fair market value of the property subject to SMI liens, plus the estimated fair market value of the OREO property, less disposition costs, was approximately $17.0 million as of March 31, 2008. This portfolio will be reevaluated at the end of December 31, 2008. Since the outstanding balance of the CSC loan to SMI is $6.5 million and is secured by real property having an approximate fair market value of $17.0 million, no provision for lien losses was recorded. (Crusader Servicing Corporation’s financial results are included in the “Tax Lien Operation” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
Business results: Net interest income of CSC for the quarter ended September 30, 2008, amounted to $373,000 which resulted in an increase of $11,000, from the comparable quarter of 2007. Net interest income for the first nine months of 2008 increased $167,000, or 17.1%, to $1.1 million from $976,000, for the first nine months of 2007 due to a comparable increase in tax liens. Net income for CSC for the three and nine months ended September 30, 2008, was $77,000 and $364,000, respectively versus $130,000 and $331,000, respectively for the comparable periods of 2007. At September 30, 2008, total assets of CSC were $26.0 million, of which $24.6 million was held in tax liens.

Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W. At September 30, 2008, the amount due Royal Bank from CSC was $21.3 million.
Royal Investments America
On June 23, 2003, Royal Bancshares, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by the FDIC and Pennsylvania Department of Banking by regulation. (Royal Investments America’s financial results are included in the “Community Banking” segment within segment reporting in Note 2 to the Consolidated Financial Statements). Due to the present economic conditions, management has made a decision to curtail new equity investments.
Business results: At September 30, 2008, total assets of RIA prior to consolidation under FIN 46(R) were $10.1 million. For the quarter ended September 30, 2008, RIA had net income of $520,000 compared to a net loss of $3.6 million for the comparable period of 2007 while net income for the first nine months of 2008 amounted to $2.1 million compared to a net loss of $3.4 million for the comparable nine months of 2007. During the third quarter and fourth quarters of 2007, the partnership in which RIA is a limited partner made a determination that its principal asset, an equity investment in real estate consisting of a condominium conversion project became impaired in the amount of $8.5 million. RIA took a charge during the third and fourth quarter of 2007 in the approximate aggregate amount of $6.2 million as a result. No further impairment occurred during the first nine months of 2008.
Royal Bank has previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At September 30, 2008, there were no outstanding loans from Royal Bank to RIA.
Royal Bank America Leasing, LP
On July 25, 2005, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first nine months of 2008 and 2007, neither sales nor purchases of lease portfolios were material. (Royal Bank America’s Leasing financial results are included in the “Other” segment within segment reporting in Note 2 to the Consolidated Financial Statements)
Business results: At September 30, 2008, total assets of Royal Leasing were $22.0 million, including $21.8 million in net leases, as compared to $19.0 million in assets and $18.6 million in net leases at December 31, 2007. During the quarter ended September 30, 2008, Royal Leasing had net interest income of $311,000, an increase of $74,000 from the comparable period of 2007; provision for lease losses of $242,000 versus $85,000 in the comparable quarter of 2007; non-interest income of $61,000 as compared to $91,000 in the third quarter of 2007; and non-interest expense of $170,000 versus $117,000 for the third quarter of 2007. The primary reason for the increase in non-interest expense was due to an increase in indirect leasing costs. For the three and nine months ended September 30, 2008, Royal Leasing incurred losses of $26,000 and $66,000, respectively as compared to net income of $82,000 and $302,000, respectively for the comparable periods of 2007. The decline year-over-year was attributed to an increase in the provision for loan losses for small ticket leases that became 90 days delinquent during the first three quarters of 2008 and higher expenses related to the indirect leasing expenses.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At September 30, 2008, the amount due Royal Bank from RBA Leasing was $21.1 million.
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
RBA Capital, LP
On October 1, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed RBA Capital, LP (“RBA Capital”). Royal Bank holds a 60% ownership interest in RBA Capital. Legal headquarters are 150 North Radnor Chester Road, Radnor Pennsylvania 19087. RBA Capital was formed to lend to lenders on a re-discounted basis. By on a re-discounted basis, we mean the main business line of RBA Capital is to extend loans to other lenders (“RBA Loan”). These other lenders are typically not financial institutions, but rather individuals, smaller corporations, or partnerships (“Borrowing Lender”) that make small loans including, but not limited to, loans to contractors, home buyers or the purchasers of smaller, owner occupied, commercial real estate buildings (“Discounted Loans”). The Discounted Loans can also be small construction or improvement loans. The lender is required to have equity in each Discounted Loan so as to afford RBA Capital a prudent maximum loan to value ratio for its portion of the RBA Loan extended for the respective Discounted Loan. By way of an example, if a Borrowing Lender wanted to extend financing for one of its borrowers to purchase property for $100,000, the Borrowing Lender would not lend the full purchase price to its borrower, but rather would impose a loan to value (“LTV”) limit, generally discounting the purchase price by 15% to maintain a maximum LTV of 85%, thereby lending $85,000 to its borrower for the purchase. The Borrowing Lender would then borrow funds from RBA Capital to fund loan advances to its borrower. RBA Capital would not lend 100% of the Borrowing Lender’s loan advances, but would instead “re-discount” those advances by generally striving to maintain a 65% LTV ratio, and would in this example lend $65,000 to the Borrowing Lender. The Discounted Loans are then pledged to RBA Capital as collateral for its RBA Loan. RBA Capital typically originates its loans through internal sales staff and advertising in trade publications. RBA Capital on occasion will refer loans to Royal Bank, or for certain larger loans it originates, participate with Royal Bank in the loan. Royal Bank pays RBA Capital a referral fee for loans referred from RBA Capital or for loans participated with RBA Capital. All transactions between Royal Bank and RBA Capital are on commercially reasonable terms at market rates and terms that would be paid, received or granted by unrelated third-parties. (RBA Capital’s financial results are included in the “Other” segment within segment reporting of Note 2 to the Consolidated Financial Statements)
Business results: At September 30, 2008, total assets of RBA Capital were $39.1 million versus $33.3 million at December 31, 2007. Net loans amounted to $38.9 million at September 30, 2008, an increase of $5.9 million, or 17.8%, from $33.0 million at December 31, 2007. Net interest income of $372,000 for the third quarter of 2008 increased $127,000, or 51.8%, from the comparable quarter of 2007 due principally to growth in the loan portfolio. For the first nine months of 2008, net interest income amounted to $1.1 million, reflecting an increase, mainly associated with loan growth, of $626,000, or 133%, above the comparable period of 2007. RBA Capital had a net loss for the third quarter of 2008 of $60,000 versus net income of $59,000 in the comparable quarter of 2007. The decline was due to an increase in the provision of loan losses as the loan portfolio grew 75% year-over-year. For the first nine months of 2008 RBA Capital recorded a net loss of $264,000 versus a net loss of $65,000 for the comparable period of 2007 as the first three quarters of 2008 was adversely impacted by the provision for loan loss taken during 2008. During the second quarter of 2007, RBA Capital extended a loan for approximately $2.9 million to a borrower to fund loans to purchasers of new construction homes in North and South Carolina. During the first quarter of 2008, RBA Capital’s borrower failed to meet certain loan covenants and terms and as a result RBA Capital declared the loan in default. Upon completing an analysis of the underlying collateral value, $545,000 was taken as a provision for loan losses for this loan during the 2008 first quarter.

Royal Bank has extended loans to RBA Capital at market interest rates, secured by the loan portfolio of RBA Capital and as per the provisions of Regulation W. At September 30, 2008, the amount due Royal Bank from RBA Capital was $38.6 million.
Royal Tax Lien Services, LLC
On November 17, 2006, Royal Bancshares, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Legal headquarters are 732 Montgomery Avenue, Narberth, Pennsylvania 19072. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute. (Royal Tax Lien Services’ financial results are included in the “Tax Lien Operation” segment for segment reporting purposes within Note 2 to the Consolidated Financial Statements.)
Business results: Net interest income of RTL of $1.0 million for the quarter ended September 30, 2008, increased $625,000 or 156.5%, for the comparable quarter of 2007 largely due to increased interest on certificates and penalty income year-over-year associated with a significant increase in tax liens. For the first nine months of 2008, net interest income of $2.3 million increased $1.4 million, or 156.7%, above the comparable period of 2007 due to the significant growth in tax liens year-over-year. Net income for RTL of $646,000 for the quarter ended September 30, 2008 increased $458,000, or 244%, from the comparable quarter of 2007 due to a significant increase in tax liens year-over-year. For the nine months ended 2008 net income for RTL of $1.3 million amounted to an increase of $938,000, or 261.2%, above the comparable period of 2007 again due to the growth in tax liens for RTL over the past year. At September 30, 2008, total assets of RTL were $48.7 million, of which the majority was held in tax liens as compared to total assets at December 31, 2007 of $32.4 million, of which the majority was held in tax liens.
Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W. At September 30, 2008, the amount due Royal Bank from RTL was $47.1 million.
Royal Captive Insurance Company
On November 21, 2007, Royal Bancshares established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for Royal Bancshares and its affiliates. At September 30, 2008, total assets of Royal Captive Insurance were $1.4 million.
Royal Preferred LLC
On June 16, 2006 Royal Bancshares, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At September 30, 2008, Royal Preferred LLC had total assets of approximately $21 million.
Royal Bancshares Capital Trust I and II
On October 27, 2004, Royal Bancshares formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2008 amounted to 4.97% and respectively for Capital Trust I and Capital Trust II. (The financial results for Royal Captive Insurance, Royal Preferred LLC and Royal Bancshares Capital Trust I and II are all included in the “Community Banking” segment of segment reporting in Note 2 to the Consolidated Financial Statements.)

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
Consolidated Net Loss
During the third quarter of 2008, the Company recorded a net loss of $12.0 million, a decrease of $2.8 million from the net loss of $9.2 million in the comparable quarter of 2007. The increased net loss was primarily the result of an impairment loss on investment securities available for sale amounting to $14.7 million and a decline in net interest income year over year of $2.0 million related to a decline in interest earning assets, primarily investment securities, as well as a reduction of interest income associated with a significant increase in non-performing loans year over year. This was partially offset by non-recurring impairments related to real estate joint ventures of $5.9 million and real estate owned via equity investments of $8.3 million that occurred in the third quarter of 2007. As a result of the slowdown in the housing market and the economy coupled with the recent financial collapse of selected financial institutions, the Company continued to experience a weakening in the performance of real estate related loans and impairment losses on corporate investments. Non-performing loans are reviewed in the Credit Risk Management section of this report while the impaired investment securities are discussed in the Investment Securities section. Basic and diluted losses per share were both $0.90 for third quarter of 2008, as compared to basic and diluted losses per share of $0.69 for the comparable quarter of 2007.
For the nine months ended September 30, 2008, the Company recorded a net loss of $10.8 million, which resulted in an increased loss of $7.9 million from the net loss of $2.9 million in the comparable period of 2007. The increased loss was primarily attributable to the provision for loan losses which increased from $7.3 million in the first nine months of 2007 to $13.1 million in the comparable period of 2008 due to the increased level of non-performing loans and impairment losses of $17.2 million on investment securities available for sale. In addition, net interest income in the first nine months of 2008 of $27.3 million declined by $850,000, or 3.0%, due mainly to the increased level of non-performing loans. Partially offsetting these items were non-recurring real estate joint ventures and real estate owned via equity investment impairment losses of $14.2 million in the first nine months of 2007 previously noted that are included in non-interest expense. The slowdown in the housing market has impacted the performance of construction and real estate related loans and real estate investments, while the weak economy and the financial markets in particular have negatively impacted the value of the investment securities held by the Company. Partially offsetting these unfavorable items was a decline in non-interest expense of $12.8 million, or 37.6%, which was attributed to non-recurring real estate joint ventures and real estate owned via equity investment impairment losses noted above of $14.2 million that were partially offset by increases associated with legal and professional fees and increased premiums for FDIC insurance initiated in July of 2007. Basic and diluted losses per share were both $0.81 for the first nine months of 2008, while basic and diluted losses per share were both $0.21 for the comparable period of 2007.
Interest Income
Total interest income for the third quarter of 2008 amounted to $17.6 million representing a decline of $4.7 million, or 21.1%, from the level of the comparable quarter of 2007. The decrease reflected a decline in the overall level of average earning assets as well as the yield on the earning assets. Average interest earning assets of $1.1 billion in the third quarter of 2008 declined by $82.0 million, or 6.9%, from the average during the third quarter of 2007 primarily due to average investment securities of $385.4 million declining by $146.0 million, or 27.5%, from the third quarter 2007 average of $531.4 million. The decline was mainly driven by maturities and calls of agency bonds within the investment portfolio during the first two quarters of 2008. Average loans for the third quarter of

2008 of $682.6 million increased by $62.2 million, or 10.0%, from the average of the third quarter of 2007 partially offsetting the decline in investment securities. Loan growth occurred primarily in commercial and industrial, construction, land development, and tax certificates which were partially offset by a decline in single family residential loans. The yield on average interest earning assets for the third quarter of 2008 was 6.32% resulting in a decline of 112 basis points from the comparable quarter of 2007. The 112 basis point reduction was comprised of year over year declines of 290 and 245 basis points for cash equivalents (2.51% versus 5.41%) and loans (7.06% versus 9.51%), respectively that were partially offset by a year over year increase in investments of 25 basis points (5.43% versus 5.18%). Lower interest rates on cash equivalents and loans reflected the general market decline in interest rates over the past year and the impact on variable rate loans while the interest rate increase in investments reflected a shift in the investment portfolio to higher yielding investments throughout the second half of 2007. During the first nine months of 2008 loans transferred to non-accrual status resulted in a decrease in interest income of approximately $4.5 million and contributed to the decline in the loan yield for the current quarter.
For the nine months ended September 30, 2008, total interest income amounted to $55.4 million versus $64.9 million for the comparable period of 2007 resulting in a decline of $9.5 million, or 14.6%. The decrease was attributable to both a lower level and yield in average interest earning assets year over year for the comparable nine month results. Average interest earning assets for the first nine months of 2008 of $1.2 billion declined $127.5 million, or 9.8%, from the average of the comparable period of 2007. The change was comprised of cash equivalents, which declined by $31.7 million, or 63.9%, investments, which declined by $133.2 million, or 24.4%, and loans, which increased $64.8 million, or 10.6%, year over year. The growth in the higher yielding loan portfolio was funded by a reduction of the lower yielding cash equivalents and the decline in the lower yielding investments that resulted from maturities and calls on securities within the investment portfolio. In addition, the Company allowed the balance sheet to contract during the first half of 2008 by not aggressively pricing the maturing retail time deposits to maintain strong capital ratios during the current weak economy and especially weak housing market. The yield on average interest earning assets for the nine months ended September 30, 2008, was 6.70% versus 7.20% for the comparable period of 2007. The overall 50 basis point reduction was comprised of a 175 basis point decline in the yield on loans, a 293 basis point decline in cash equivalents and a 50 basis point increase in investment securities. The decline in the yield on interest earning assets during the past year was mitigated by the shift in the mix of interest earning assets to a greater concentration of loans. The balances on the higher yielding loan portfolio (7.49% yield) increased while the balances on the generally lower yielding assets, investments (5.59% yield) and cash equivalents (2.46% yield), declined.
Interest Expense
Interest expense decreased $2.7 million, or 22.3%, to $9.5 million for the quarter ended September 30, 2008 compared to the same period in 2007. The change in interest expense resulted from the interest rate paid on interest bearing liabilities declining by 72 basis points year over year and was primarily attributable to a reduction in the interest rates paid for deposits, which declined by 88 basis points from 4.33% in the third quarter of 2007 to 3.45% in the third quarter of 2008, and borrowings, which declined by 40 basis points from 4.80% in the third quarter of 2007 to 4.40% in the third quarter of 2008. The general decline in market interest rates during the past year that corresponded to the Federal Reserve’s 275 basis point reduction in the prime rate contributed significantly to the reduction in interest rates for both deposits and borrowings, primarily from the FHLB. The lower level of interest expense was also related to allowing maturing higher cost retail certificates of deposits to run-off and utilizing cost-effective FHLB advances. Average interest bearing liabilities of $1.0 billion for the third quarter of 2008 declined by $71.6 million, or 6.6%, from the level of the comparable quarter of 2007 as funding requirements were reduced due to the decline in assets year over year. Average deposits of $732.9 million in the third quarter of 2008 decreased $131.6 million, or 15.2%, as compared to the third quarter of 2007. This decrease was primarily a result of allowing maturing certificates of deposit to run-off and replacing them with lower cost borrowings. Therefore, average borrowings of $281.3 million in the third quarter of 2008 increased $60.0 million, or 27.1%, as compared to the third quarter of 2007.
For the nine months ended September 30, 2008, interest expense of $28.1 million amounted to a decrease of $8.6 million, or 27.1%, from $36.8 million for the comparable period of 2007. The decrease in interest expense was due to a 67 basis point decline in interest bearing liabilities year over year and was attributable mainly to a reduction in the interest rates paid for deposits, which declined by 78 basis points from 4.29% in the first nine months of 2007 to 3.51% in the first nine months of 2008, and borrowings, which declined by 59 basis points from 4.81% in the first nine months of 2007 to 4.22% in the comparable period of 2008. Consistent with the current quarter’s results, the first nine months of 2008 also benefitted from the general decline in market interest rates and the shift in the mix of interest bearing liabilities from higher cost certificates of deposits to a more cost effective use of FHLB advances. Average deposits of $709.0 million in the first nine months of 2008 declined by $174.3 million, or 19.7%, from the level of the comparable period of 2007.
Net Interest Margin
The net interest margin in the third quarter of 2008 of 2.93% declined 48 basis points from the comparable quarter of 2007 of 3.41%. The impact of falling interest rates on variable rate loans during the past year coupled with the negative impact associated with the increased level of non-accruing loans added to the already existing net interest margin compression. Management mitigated this impact by redeploying funds invested in securities into higher yielding loans, reducing the overall size of the balance sheet by not replacing matured and called investment securities thereby increasing the concentration of higher yielding loans as a percentage of total assets, and allowing higher cost certificates of deposit to mature and utilizing more cost-effective FHLB advances. Also during the third quarter the forced unwinding of an interest rate swap with Lehman Brothers precipitated by their recent bankruptcy filing resulted in a one-time charge to deposit costs of approximately $240,000 since the swap was tied to certificates of deposit.
The net interest margin of 3.32% for the nine month period ended September 30, 2008, increased 15 basis points from 3.17% in the comparable period of 2007. The lower concentration of lower yielding investment securities and the higher concentration of higher yielding loans coupled with the replacement of higher cost certificates of deposits with lower cost borrowings from the FHLB resulted in the improvement to the net interest margin year over year.
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
(The balance of this page left blank intentionally)

	For the three months ended			For the three months ended
	September 30, 2008			September 30, 2007
	Average			Average
(amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$41,725	$263	2.51%	$39,955	$545	5.41%
Investments securities	385,373	5,261	5.43%	531,389	6,940	5.18%
Loans	682,554	12,108	7.06%	620,310	14,863	9.51%

Earning assets	1,109,652	17,632	6.32%	1,191,654	22,348	7.44%

Non-earning assets	66,384			88,849

Total average assets	$1,176,036			$1,280,503

Deposits	$732,897	$6,359	3.45%	$864,447	$9,437	4.33%
Borrowings	281,306	3,110	4.40%	221,321	2,680	4.80%

Total interest bearing liabilities	1,014,203	9,469	3.71%	1,085,768	12,117	4.43%

Non-interest bearing liabilities and equity	161,833			194,735

Total average liabilities and equity	$1,176,036			$1,280,503

Net interest margin		$8,163	2.93%		$10,231	3.41%

	For the nine months ended			For the nine months ended
	September 30, 2008			September 30, 2007
	Average			Average
(amounts in thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$17,883	$329	2.46%	$49,593	$1,998	5.39%
Investments securities	411,760	17,227	5.59%	544,918	20,764	5.09%
Loans	674,892	37,851	7.49%	610,111	42,143	9.24%

Earning assets	1,104,535	55,407	6.70%	1,204,622	64,905	7.20%

Non earning assets	66,593			93,956

Total average assets	$1,171,128			$1,298,578

Deposits	$709,027	$18,632	3.51%	$883,279	$28,351	4.29%
Borrowings	296,205	9,360	4.22%	221,789	7,971	4.81%

Total interest bearing liabilities	1,005,232	27,992	3.72%	1,105,068	36,322	4.39%

Non-interest bearing liabilities and equity	165,896			193,510

Total average liabilities and equity	$1,171,128			$1,298,578

Net interest margin		$27,415	3.32%		$28,583	3.17%

Rate Volume Analysis
The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and nine month periods ended September 30, 2008, as compared to the respective period in 2007, into amounts attributable to both rates and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (decrease)			Increase (decrease)
(amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME
Interest-bearing deposits	$32	$(272)	$(240)	$(527)	$(1,027)	$(1,554)
Federal funds sold	(13)	(29)	(42)	(41)	(74)	(115)
Investments securities
Held to maturity	(1,752)	489	(1,263)	(6,410)	1,655	(4,755)
Available for sale	(542)	127	(415)	715	502	1,217

Total short term earning assets	$(2,275)	$315	$(1,960)	$(6,263)	$1,056	$(5,207)

Loans
Commercial demand loans	$877	$(3,758)	$(2,881)	$1,809	$(4,566)	$(2,757)
Commercial mortgages	1	(689)	(688)	377	(1,561)	(1,184)
Residential and home equity	(58)	(44)	(102)	(222)	(101)	(323)
Leases receivables	67	(85)	(18)	302	(198)	104
Tax certificates	570	(52)	518	1,356	3	1,359
Other loans	(11)	(21)	(32)	(24)	(54)	(78)
Loan fees	(33)	—	(33)	(933)	—	(933)

Total loans	$1,413	$(4,649)	$(3,236)	$2,665	$(6,477)	$(3,812)

Total decrease in interest income	$(862)	$(4,334)	$(5,196)	$(3,598)	$(5,421)	$(9,019)

INTEREST EXPENSE
Deposits
NOW and money market	$(275)	$(749)	$(1,024)	$(640)	$(1,991)	$(2,631)
Savings	(1)	—	(1)	(6)	2	(4)
Time deposits	(1,092)	(960)	(2,052)	(4,864)	(2,220)	(7,084)

Total deposits	(1,368)	(1,709)	(3,077)	(5,510)	(4,209)	(9,719)
Trust preferred	—	(85)	(85)	—	(199)	(199)
Borrowings	656	(140)	516	2,334	(747)	1,587

Total decrease in interest expense	$(712)	$(1,934)	$(2,646)	$(3,176)	$(5,155)	$(8,331)

Total increase (decrease) in net interest income	$(150)	$(2,400)	$(2,550)	$(422)	$(266)	$(688)

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

The amount of the allowance is reviewed and approved by the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer and Chief Financial Officer on at least a quarterly basis. The provision for loan losses was $5.3 million in the third quarter of 2008 compared to $6.9 million in the comparable quarter of 2007. The deteriorating real estate market that continued from 2007 into the first nine months of 2008 caused housing sales to slow and has negatively impacted construction loans throughout the banking industry. This weak sales market has affected land development, construction and mezzanine loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses.
The increase in the reserve amounted to $3.3 million during the third quarter of 2008 and $10.3 million for the first nine months of 2008. The increase was primarily associated with a net increase of $1.5 million and $8.4 million in the specific allowance related to an increase in impaired loans for the third quarter and first nine months of 2008, respectively. Impaired loans increased $10.4 million during the third quarter of 2008 and $55.4 million for the first three quarters of 2008. Additionally, reserves increased during the third quarter of 2008 as the average formula factor for economic conditions increased 27 basis points for most of the loan segments within the portfolio. The specific allowance of $1.5 million mainly related to one construction loan in the amount of $3.8 million, one residential construction loan in the amount of $6.5 million, and one residential mezzanine loan in the amount of $2.2 million. Please see the Non-performing Assets section for a discussion on each newly impaired loan. Loans classified as impaired as of September 30, 2008 are reviewed in detail in the non-performing loan section below.
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
The allowance for loan and lease losses was 4.3% of total loans and leases at September 30, 2008 and 3.0% at December 31, 2007. The allowance increased during the first three quarters of 2008 by $10.3 million from $19.3 million at December 31, 2007, to $29.6 million at September 30, 2008. The increase in the allowance during the first nine months of 2008 was primarily the result of $11.6 million in additional specific reserves offset by charge-offs and payments made on impaired loans during the quarter. The Company experienced net charge-offs in the third quarter and first nine months of 2008 of $2.0 million and $2.8 million, respectively, compared to $3.0 million and $3.1 million, respectively, during the comparable periods of 2007. The majority of the charged off loans during the first nine months of 2008 were related to two mezzanine loans, an asset based loan originated in 2007 and small ticket leases. The Company continues to pursue collection of this loan and the small ticket leases within the Leasing subsidiary.
Management believes that the allowance for loan losses is adequate at September 30, 2008. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first nine months of 2008, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included increasing the risk factors as a result of the rise in the trends in delinquencies and potential problem loans of construction, non-residential, and all mezzanine loans.

Changes in the allowance for loan and lease losses were as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,	December 31,
(amounts in thousands)	2008	2008	2007
Balance at beginning period	$26,282	$19,282	$11,455

Charge-offs
Commercial and Industrial	—	(568)	(704)
Construction and land development	—	—	(2,408)
Construction and land development—mezzanine	(768)	(768)	(1,579)
Single family residential	—	(34)	(195)
Real estate- non-residential	—	—	(294)
Real estate- non-residential — mezzanine	(1,000)	(1,000)	—
Leases	(225)	(466)	(286)
Tax Certificates	—	(22)	—

Total charge-offs	(1,993)	(2,858)	(5,466)

Recoveries
Commercial and Industrial	—	50	201
Construction and land development	—	—	34
Construction and land development—mezzanine	—	—	—
Single family residential	2	5	28
Single family residential — mezzanine	—	—	—
Real Estate — non-residential	—	—	4
Leases	—	—	—
Tax Certificates	—	—	—

Total recoveries	2	55	267

Net Loan (charge offs)	(1,991)	(2,803)	(5,199)

Provision for loan losses	5,275	13,087	13,026

Balance at the end of period	$29,566	$29,566	$19,282

(The balance of this page left blank intentionally)

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	September 30, 2008		December 31, 2007
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to total	Allowance	category to total
(amounts in thousands, except percentages)	amount	loans	amount	loans

Commercial and industrial	$2,867	12.84%	$2,124	12.05%
Construction	5,881	18.61%	7,674	14.36%
Land Development	7,371	11.90%	—	12.21%
Constr. and land develop. — mezzanine	3,653	0.60%	2,493	1.00%
Single family residential	799	3.84%	1,014	6.55%
Real Estate — non-residential	7,240	38.22%	4,746	40.46%
Real Estate — non-res. — mezzanine	15	0.71%	204	1.35%
Real Estate — multi-family	55	1.64%	59	1.07%
Real Estate -1-4 family — mezzanine	428	0.37%	6	0.54%
Tax certificates	319	7.72%	185	7.13%
Lease financing	922	3.37%	763	3.06%
Other	16	0.19%	14	0.22%

Total	$29,566	100.00%	$19,282	100.00%

Non-performing assets

	September 30,	December 31,
(amounts in thousands)	2008	2007
Non-accruing loans (1)	$79,790	$24,438
Other real estate owned	1,544	1,048

Total nonperforming assets	$81,334	$25,486

Nonperforming assets to total assets	6.94%	1.99%

Nonperforming loans to total loans	11.62%	3.79%

Allowance for loan loss to non-accruing loans	37.05%	78.90%

Total Loans	686,810	644,475
Total Assets	1,172,486	1,278,475
Allowance for Loan Losses	29,566	19,282

ALL / Loans & Leases (MD & A)	4.30%	2.99%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
Loans on which the accrual of interest has been discontinued were $79.8 million at September 30, 2008, as compared to $24.4 million at December 31, 2007, an increase of $55.4 million. The primary reason for this increase was new loans that were identified as impaired during the first nine months of 2008. If interest had been accrued, such income would have been approximately $4.5 million for the nine months ended September 30, 2008. The following is a detailed listing of the significant additions to non-accruing loans during the first nine months of 2008. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter.
First nine months of 2008 new non-accruing loans:
▪	One loan of RBA Capital in the amount of $2.8 million was related to one borrower extending loans to third-party buyers of new construction single family residences. During the first quarter of 2008, the borrower failed to meet certain loan covenants and terms and the loan was classified as impaired during the first quarter of 2008. RBA Capital has commenced foreclosure on this loan. The collateral for this loan are the assignments of notes and mortgages from the underlying third-party buyers of our borrower. Ultimately, the collateral is mostly single family housing, along with some lots for single family housing, secured by the assigned mortgages. An evaluation of the fair market value of the real estate based on appraisals and other independent information obtained during the first quarter of 2008 was made. The evaluation resulted in our establishing a specific reserve of $545,000 for the loan.

▪	Various small ticket leases in the aggregate amount of $759,000 became 90 days delinquent during the first quarter. Following an evaluation of the lessee’s ability to pay and the estimation of the fair market value of the leased property, a specific reserve of $120,000 was established during the first quarter of 2008. At the end of the third quarter there were small ticket leases in the aggregate amount of $734,000 resulting in a slight increase in the impairment with a decrease in the specific reserve to $33,000. The Company had lease charge-offs of $225,000 during the third quarter of 2008 since RBA Leasing was able to regain possession of the respective leased property and have it appraised.

▪	Residential mortgages in the aggregate amount of $959,000 became 90 days past due and were classified as non-accruing during the first quarter of 2008 and considered impaired. 2 single family residential loans to the same borrower in the aggregate amount of $494,500 became 90 days past due during the first quarter as the borrower stopped making loan payments due to a dispute over deposit accounts. The loans are well collateralized and the Company expects to collect these loans either by resolving the dispute directly with the borrower or via foreclosure and liquidation of the underlying collateral. Therefore, no specific reserves have been established for these residential mortgages. At September 30, 2008, non-accrual residential mortgage loans amounted to $1.1 million.

▪	During April 2008 a borrower on a non-residential real estate loan in the amount of $1.4 million and a non-residential real estate mezzanine loan in the amount of $430,000 in Maryland notified the Company that the borrower could not continue making loan payments. New appraisals were received in April 2008 and based on an evaluation of these appraisals, the loans were classified as impaired and a specific reserve for loan loss in the aggregate amount of $1.4 million was established during the first quarter. The borrower also had related loans in Virginia of $923,000 for a non-residential real estate loan, $485,000 for a residential construction loan and $246,000 for a non-residential mezzanine loan. New appraisals for these loans were also received in April 2008 and based on an evaluation of these appraisals, the loans were classified as impaired and a specific reserve for loan loss in the aggregate amount of $411,000 was established during the first quarter and was increased to $1.0 million during the second quarter of 2008. The Company initiated foreclosure proceedings in July of 2008.

▪	A new appraisal for a $2.0 million residential construction loan in Philadelphia the Company had previously identified as a potential problem loan was received during April 2008. Based on an evaluation of this appraisal, the Company classified the loan as impaired during the first quarter 2008 and established a specific reserve for loan loss of $229,000.

▪	New appraisals for two residential construction loans in the aggregate amount of $1.9 million (originally $2.9 million) in Wildwood, New Jersey were received on April 24, 2008. These loans were previously identified as potential problem loans. Based on an evaluation of these appraisals, the Company classified these loans as impaired during the first quarter and established a specific reserves for loan loss in the aggregate amount of $365,000.

▪	A borrower on $1.0 million residential construction mezzanine loan in northern New Jersey notified the Company that the borrower was selling real estate not associated with the loan of the Company and would use a portion of the net sale proceeds to repay this loan. The closing of the sale was to take place during April 2008. On April 11th, the sale encountered a problem and the borrower notified the Company that the sale would not take place. Utilizing current market data, and an existing out of date appraisal, the Company estimates that this loan is impaired. The Company has made its best estimate as to the amount of impairment and has established a specific reserve of $298,000 for the first quarter of 2008. The loan is secured by a mortgage in a second lien position, subordinate to a senior loan from a third party lender in the amount of $8.5 million. A new appraisal for the real estate that is the collateral for this loan was received by the Company during the second quarter of 2008 resulting in an increase to the specific reserve to $1.0 million. This loan was charged-off in the third quarter of 2008.

▪	Two loans in the aggregate amount of $4.7 million for a residential construction project in Las Vegas, Nevada, are loan participations in larger loans in the aggregate amount of $34.1 million, and were to be repaid from a $38 million sale of the property. The buyer withdrew from the agreement of sale during March 2008. The Company classified these loans as impaired during the first quarter of 2008 and established a specific reserve for loan loss for these loans. During the second quarter the impairment was increased to $1.0 million and foreclosure is dependent upon the agreement of all five banks that have participated in this loan.

▪	A $5.8 million land development loan ($6.5 million originally) in Virginia that is participated with another bank, consists of 834 acres of land subdivided into 50 lots for single family detached development, a 147 acre parcel, two open space parcels and one small house. Based upon the delay in the developer’s re-subdivision plan, a zoning issue and the weak housing market, the Company has classified this loan participation as impaired during the second quarter of 2008 and has established a specific reserve for loan loss of $2.3 million based upon the current estimated sales prices less estimated expenses.

▪	A land development loan amounting to $3.8 million in Lehigh County, Pennsylvania, consists of 113 lots under agreement to a national home builder. 20 lots have been sold with 93 remaining and the builder has been selling 1.5 lots per month. A new appraisal has been ordered in June of 2008 and the loan has been classified as impaired. Based upon the current estimated sales price less estimated expenses a specific reserve of $171,000 was established in the second quarter of 2008.

▪	Two loans, one a residential construction loan of $7.0 million and the other a $1.7 million construction mezzanine loan, in North Carolina, for the construction of the first two buildings of a five building condominium project and certain site improvements. The project consists of 198 units and to date there have been minimal sales therefore, during the second quarter of 2008 the Company classified these loans as impaired and established a specific reserve of $772,000. The Company is currently in negotiations with the borrower to gain control of the property and have the borrower move forward with completion of the project under outside supervision.

▪	A residential construction mezzanine loan in New Jersey, amounting to $2.2 million to finance the borrower’s ongoing real estate activities. The Company has a second lien position on an 80 condominium unit project that consists of 32 units that are near completion and a second lien on a commercial property in New Jersey. The Company has filed a complaint against the guarantor and has been requested a six month extension on this loan, which has not yet been approved pending a review of guarantor’s intentions. The Company has classified this loan as impaired during the second quarter of 2008 and has established a specific reserve for this loan of $428,000 in the third quarter.

▪	Two residential construction loans totaling $2.4 million for a single family residence in suburban Philadelphia was classified as impaired in the second quarter of 2008. The loan is secured by a first mortgage and second mortgage lien on the land and the construction has been completed. During July of 2008 the property was sold and the Company was repaid in full.

▪	Two commercial mezzanine loans totaling $3.7 million for a real estate development project in Florida, for the development of a two acre parcel of commercial waterfront land with two rental homes, two vacant commercial structures and eight boat slips into a concept plan that includes the following: 40 room hotel, three waterfront restaurants, 75,000 square feet of retail space and 15,000 square feet of office space and 109 fractional ownership villas. Based upon the last appraisal and the estimated sales price associated with this project, the Company classified this loan as impaired during the second quarter of 2008 and established a specific reserve of $462,000.

▪	Two residential construction participation loans amounting to $3.8 million became non-accrual in the third quarter. The project is a 161 acre site in Montgomery County and calls for the development of 104 single family homes and 59 townhouses. The lead bank has requested additional collateral from the borrower. The Company has classified this loan as impaired and has established a specific reserve for this loan of $1.4 million.

▪	A residential loan of $1.8 million is collateralized by a single family residence which is completed and listed for sale. At present, the Bank is exploring the possibility of a forbearance agreement with the borrower.

Absent an acceptable forbearance proposal on or before the close of business on October 29, 2008, foreclosure proceedings will be initiated.

▪	A $1.6 million construction loan in Maryland is collateralized by two commercial building lots. Both lots are approved and site improvements have been completed. The loan has matured and the borrower has failed to put forth a realistic forbearance proposal. As a result, the matter has been referred to outside counsel for the commencement of foreclosure proceedings.

▪	Two loans, a $4.8 million construction loan and a $1.3 construction mezzanine loan, were placed on non-accrual during the third quarter. The project is for a 55 rental unit in an age restricted community. Foreclosure proceedings have begun and a Sheriff’s sale is scheduled for December 2008.

▪	Two loans, a $5.5 million construction loan and a $335,000 mezzanine loan to acquire property and obtain site improvements for the eventual development of a 42 unit condo-hotel. The loan matured during the third quarter and the borrower failed to repay the loan.
Non-Accruing Loans:

	September 30, 2008
	Total
	Loan	Specifc
(amounts in thousands)	Balance	Reserve

Construction	$36,063	$3,208
Land Development	26,515	5,035
Construction & Land Develop. — mezzanine	3,806	2,430
Real Estate-Non-Residential	2,148	206
Real Estate-Non-Residential — mezzanine	4,383	1,138
Real Estate — residential — mezzanine	2,220	428
Commercial & Industrial	2,765	545
Residential real estate	1,148	7
Leasing	734	33
Consumer	8	—

Total	$79,790	$13,030

Non-Accruing Loans:

	December 31, 2007	First six months	3rd Quarter	Year to Date September 30, 2008
(amounts in thousands)	Balance	of 2008 Additions	Additions	Payments	Charge-offs	Balance

Construction	$6,904	$19,394	$12,443	$(2,678)	$—	$36,063
Land Development	8,296	13,056	9,628	(4,465)	—	26,515
Constr.& Develop.-mezzanine	2,279	2,295	—	—	(768)	3,806
Real Estate-Non-Residential	6,342	—	(3,585)	(609)	—	2,148
Real Estate-Non-Residential - mezzanine	—	5,429	—	(46)	(1,000)	4,383
Commercial & Industrial	617	3,003	5	(292)	(568)	2,765
Residential real estate	—	631	576	(25)	(34)	1,148
Real Estate — residential — mezzanine	—	2,233	—	(13)	—	2,220
Leasing	—	889	311	—	(466)	734
Consumer	—	—	8	—	—	8
Tax Certificates	—	22	—	—	(22)	—

Total	$24,438	$46,952	$19,386	$(8,128)	$(2,858)	$79,790

For the above non-accruing loans:
The $36.1 million in construction and $26.5 million in land development loans (see brief description in bullet points noted above) are secured by first mortgage liens on real property. In general, the business purpose of these loans is either the construction of commercial property such as office buildings or shopping centers; development and construction of single family residences, condominiums, town houses; or zoning and obtaining final approval of lots to be sold to other builders. In virtually all cases, the developer is required to provide a personal guarantee. At the inception of the loan, appraisals from independent, qualified third party appraisers are obtained and based on those appraisals the loan amount generally does not exceed 75% of the fair market value of the property. When the loan becomes non-performing (90 days or more delinquent), a new appraisal is obtained and a loss reserve is established or a charge-off is taken to reduce the loan amount to the appraised fair market value, less estimated disposition costs. Because of the downturn in our national economy and the softening of the housing sales market, the Company has observed a trend in the weakening of residential construction and land development loans. Homebuilders have been challenged in generating the cash flow needed to make loan payments. Many residential construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves.
Of the $3.8 million in non-accruing construction mezzanine loans, $2.1 million is for the construction of 36 condominium units in New Jersey. Due to difficulties with the borrower obtaining certificates of occupancy from the municipality, units could not be sold and the loan became non-performing. The borrower has since obtained the necessary certificates of occupancy and sales efforts have commenced. This loan is secured by a subordinate second mortgage on the property. Royal Bank also holds the senior debt on the property, a first mortgage lien in the amount of $4.3 million. This senior debt is also non-accruing and is included in the $25.3 million in construction and land development loans above. The borrower also personally guarantees the loan. The balance of the loans was for two projects in New Jersey that are noted above in new non-accruing loans that occurred in the second quarter.
The $2.1 million in non-accruing non-residential real estate loans are generally for income producing commercial property such as office buildings and shopping centers. These loans are generally secured by first mortgage liens on real estate. The principal sponsor or business owner generally personally guarantees the loan. At the inception of the loan, appraisals from independent, qualified third party appraisers are obtained and based on those appraisals, the loan amount generally does not exceed 75% of the fair market value of the property. When the loan becomes non-performing (90 days or more delinquent), a new appraisal is obtained and a loss reserve is established or a charge-off is taken to reduce the loan amount to the appraised fair market value, less estimated disposition costs.
The $4.4 million in non-residential real estate mezzanine loans are comprised of a development loan secured by a mortgage in a first lien position on a hotel/retail/office space in the amount of $3.8 million and is discussed above, while the two remaining loans of $676,000 are secured by mortgages in second lien positions on land being developed into lots for residential development. The principal sponsors guarantee the loans. As of September 30, 2008, the Company has estimated that there is no value in the real property collateral securing the loans with a second lien position and has fully reserved for the loans in the amount of $676,000.
The $2.8 million non-performing commercial loans and the $734,000 non-performing leases are discussed above.
The $1.1 million in non-performing residential loans are generally are secured by first mortgage liens on single family homes or townhouses. When these loans become non-performing, a new appraisal is obtained and a specific reserve is established for any outstanding loan amount that exceeds 75% of the appraised fair market value.
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
Impaired Loans
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The total of impaired loans at September 30, 2008 was $79.8 million as compared to $24.4 million at December 31, 2007. The average balance of impaired loans during the third quarter and first nine months of 2008 was $74.6 million and $52.1 million, respectively. The detail concerning loans classified as impaired during 2008 is noted in the non-accrual loan section. The specific reserves included in the allowance for loan losses related to impaired loans was $13.0 million at September 30, 2008 as compared to $4.6 million at December 31,

2007. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.
The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing impaired loans under the accrual method.
At September 30, 2008, all impaired loans were non-accruing. The Company did not recognize any income on impaired loans for the first nine months of 2008. Cash collected from impaired loans during the first nine months of 2008 was $7.4 million.
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

Potential Problem Loans
Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $32.1 million, $30.2 million, and $5.7 million at September 30, 2008, June 30, 2008, and December 31,2007, respectively. The principal reason for the increase has been a weakening of the credit quality in our commercial loan and mezzanine loan portfolio particularly related to companies in the residential homebuilder construction industry. Management has considered the trend in growth of potential problem loans and has included a factor for same in the formula used to set the Company’s general loan loss reserve.
Residential construction and land development loans comprise the bulk of potential problem loans, aggregating $19.6 million of the $32.1 million in total potential problem loans outstanding at September 30, 2008. The chief reason that residential constructions loans have weakened is due in large part to the poor sales market for homes, especially new construction. Homebuilders and developers have been challenged in generating the cash flow needed to make loan payments. Many residential construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves. In addition to the concentration and historical loss components of the formula used in computing its loan loss reserve, which amounted to 1.86%, the Company factors into its formula an additional 1.95% for economic conditions and potential problem loan trends, for a total of 3.81% with respect to residential construction and land development loans.
Non-interest Income
Non-interest income amounted to a loss of $14.0 million for the quarter ended September 30, 2008 and was $15.9 million below the comparable quarter of 2007. This reduction was mainly associated with a $14.7 million impairment loss on investment securities, a year over year linked quarter decline of $1.1 million on losses on the sale of investment securities, and a decline in gains on the sale of other real estate of $165,000. The non-interest income reduction was partially offset by increased income related to real estate owned via equity investment of $177,000 ($1.1 million during the third quarter of 2008 versus $908,000 during the third quarter of 2007). The impairment loss on investment securities were associated with corporate bonds of Lehman Brothers Holdings and Washington Mutual and two collateralized mortgage obligations (CMOs) that were deemed by management to be “other than temporarily impaired” and were written down to zero value. The loss resulted from the recent bankruptcy filing of Lehman Brothers, the FDIC seizure of Washington Mutual and the increased loss severity and credit default rates on the underlying residential mortgages of the two CMOs.
For the nine months ended September 30, 2008, non-interest income amounted to a loss of $10.3 million as compared to $7.1 million for the comparable period of 2007. The $17.4 million decline was primarily attributable to the impairment loss of $17.1 million on investment securities previously noted, a net reduction in securities gains of $1.9 million year over year (a loss of $1.2 million in 2008 versus a gain of $733,000 in 2007) and a net reduction on gains on sales of other real estate of $499,000 (a gain of $352,000 in 2008 versus a gain of $851,000 in 2007). This decline was partially offset by a $2.0 million gain on the sale of real estate during the second quarter of 2008 and a net change in gains on sales related to real estate joint ventures of $742,000 (a gain of $1.1 million in 2008 versus a gain of $350,000 in 2007). The consolidated real estate owned via an equity investment is associated with the Partnership described in Notes 2 and 11.
Non-interest Expense
Non-interest expense for the third quarter of 2008 amounted to $7.5 million resulting in a decline of $13.3 million, or 64.1%, from the comparable quarter of 2007 due primarily to a decline in real estate related impairment expenses of $14.2 million occurring in the third quarter of 2007 plus increased operating expenses that were modestly offset by salaries and wages. During the third quarter of 2007 the Company experienced impairment related to real estate joint ventures of $5.9 million tied to an investment to fund the construction of a 55 unit condominium building, while impairment related to real estate owned via equity investment of $8.3 million was associated with lower projected operating cash flows of a real estate partnership project to convert apartments into condominiums. There were no comparable impairment related charges for either category during the comparable quarter of 2008. Salary and wages expense of $2.6 million for the third quarter of 2008 declined by $121,000, or 4.5%, primarily due to a reduction in management bonuses based upon current year losses relative to accrued bonuses in 2007. Other operating expenses of $3.1 million increased by $943,000, or 43.0%, from the linked quarter of 2007, and were primarily attributable to increased legal fees and professional fees. Legal fees increased $262,000 from the prior year due to the increased level of impaired loans, while professional fees increased $195,000 from the third quarter of 2007 due to consulting expense and appraisals of loans and collateral associated with recovering those loans.
For the nine months ended September 30, 2008 non-interest expense of $21.2 million amounted to a decline of $12.8 million, or 37.6%, above the level of the comparable period of 2007 and was mainly attributable to the real estate related impairment expenses previously noted that occurred in 2007 only. The impairment expense related to real estate joint ventures and equity investments of $14.2 million for the first three quarters of 2008 were previously noted in the third quarter comments. Salary and benefits expense of $7.6 million in the first three quarters of 2008 decreased $501,000, or 6.2%, below the level of the comparable period of 2007 as annual merit increases and staffing increases in 2008 were offset by lower management bonuses based upon current year losses as compared to accrued bonuses in 2007. Expenses related to real estate owned via equity investments of $660,000 were $482,000 below the comparable period of 2007 due to a lower level of units sold in 2008 relative to 2007. Other operating expense of $8.5 million for the first nine months of 2008 increased $1.9 million, or 29.7%, as FDIC insurance expense, professional fees and legal fees increased $300,000, $732,000 and $509,000, respectively. The FDIC expense increase reflects the increased insurance premiums implemented in July of 2007 while legal and professional expenses were related to a higher level of non-performing loans in 2008 and recruiting expenses for senior management.
Income Tax Benefit
Total income tax benefit amounted to $6.8 million for the third quarter of 2008 compared to a tax benefit of $4.6 million in the comparable quarter of 2007. The primary reason for the level of the second quarter tax credit was the loss in pre-tax earnings coupled with tax benefit associated with Royal Captive Insurance and the bank-owned life insurance as well as other tax exempt income.
Total income tax benefit for the nine months ended September 30, 2008 totaled $6.9 million as compared to tax benefit of $1.9 million for the comparable period of 2007. This was primarily related to a loss of income for the first nine months of 2008 relative to the comparable period of 2007. Again the loss in pre-tax earnings and tax benefits associated with the tax exempt income resulted in the tax benefit. The Company’s deferred tax asset was $30.9 million at September 30, 2008 compared to $13.8 million at December 31, 2007. The $17.1 million increase in the deferred tax asset is primarily attributed to the 2008 increase in the loan loss provision and the 2008 impairment charges on specific investment securities.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets as of September 30, 2008 were $1.2 billion, a decrease of $106.0 million, or 8.3%, from December 31, 2007. This decrease was mainly due to a $209.0 million reduction in investment securities, providing funds to allow for the run-off of higher costing deposits, and was offset by the redeployment of $42.3 million into higher yielding loans during the first nine months of 2008 and an increased level of cash and cash equivalents of $48.7 million.
Cash and Cash Equivalents
Total cash and cash equivalents increased $48.7 million from $10.9 million at December 31, 2007 to $59.6 million at September 30, 2008, resulting from increased funds received from the unanticipated payoff of a $25.0 million investment late in the third quarter that will be primarily reinvested during the fourth quarter of 2008.
Investment Securities

Total investment securities declined $209.0 million, or 39.3%, to $322.7 million at September 30, 2008, from the level of $531.7 million at December 31, 2007. The reduction was primarily due to maturities and calls of investments along with principal repayments from mortgage backed securities during the first nine months of 2008 and the recent unanticipated payoff of a $25.0 million collateralized debt obligation (CDO). These proceeds were primarily used to fund loan growth, to reduce borrowings and to reduce the Company’s reliance on higher costing deposits, mainly time deposits. Investment securities held to maturity (HTM) amounted to $142.9 million at December 31, 2007, and $62.6 million at June 30, 2008 and were transferred to available for sale (AFS) during the third quarter of 2008 (see discussion below). Investment securities available for sale of $312.6 million at September 30, 2008, declined by $62.7 million, or 16.7%, from the level at December 31, 2007 due to maturities, calls and principal repayments on mortgage backed securities partially offset by the transfer of the remaining HTM portfolio with a fair value of $34.7 million. FHLB stock of $10.1 million at September 30, 2008, declined $3.4 million, or 25.2%, as a result of a reduction in FHLB borrowings since December 31, 2007, which reduced the required ownership of the investment.
During the third quarter of 2008 a $25.0 million CDO backed by Ambac Assurance Corporation that was included in the held-to-maturity portfolio was paid in full prior to the bond’s maturity due to the declaration of bankruptcy by Lehman Brother Holdings in September. On September 26, 2008 the Company reclassified the remainder of its HTM investment securities to available-for-sale (AFS). The transferred investment securities had a total book value of $37.6 million and a fair value of $34.7 million. The unrealized loss of $3.0 million on these securities was recorded, net of tax, as accumulated other comprehensive income, an adjustment to stockholders’ equity. The Company has the intent and the ability to hold these securities until the market recovers. Additionally, the transfer of these securities to AFS will allow the Company greater flexibility in managing credit risk in its investment portfolio and the Company’s overall liquidity. As a result of this transfer, the Company will not classify any future purchases of investment securities into HTM for at least two years.
The AFS portfolio had gross unrealized losses of $25.8 million at September 30, 2008, which increased from unrealized losses of $4.7 million at December 31, 2007. The increase in unrealized losses during the past nine months was comprised of declines in preferred and common stock, CMOs, corporate bonds, trust preferred securities and other securities.
Preferred and common stock had gross unrealized losses of $4.9 million and $821,000 at September 30, 2008 and December 31, 2007, respectively. The increase in unrealized losses is primarily associated with financial institutions that have recently been impacted by a lower level of earnings and increased problem loans that have resulted in significantly lower stock prices. These financial institutions are well capitalized and are expected to return to more normalized price levels once the economy improves; therefore management has concluded that the resulting change in fair market value was deemed temporary.
The CMOs within the AFS portfolio had gross unrealized losses of $2.5 million at September 30, 2008 as compared to unrealized losses of $155,000 at December 31, 2007. During the third quarter, the Company took a pre-tax impairment charge of $3.2 million on two CMOs that have experienced increases in delinquencies and foreclosures and declining real estate values. These bonds are expected to default within the next few years and therefore are other than temporarily impaired.
Corporate bonds had gross unrealized losses of $8.8 million and $1.2 million at September 30, 2008 and December 31, 2007, respectively, due to the recent decline in interest rates and a decline in their bond ratings given the current weak economy. The Company took a pre-tax $6 million impairment charge on a bond issued by Lehman as a result of their bankruptcy and a pre-tax $5.5 million impairment charge on a WaMu bond as a consequence of the FDIC seizure. Both bonds were written down to $0. Management concluded that the decline in value for the remaining bonds in this investment category was temporary.
Trust preferred securities had gross unrealized losses of $6.0 million at September 30, 2008 and $2.2 million at December 31, 2007, respectively. They are primarily associated with financial institutions that have recently been impacted by a lower level of earnings, increased problem loans and significantly lower stock prices that have correspondingly negatively impacted the value of the trust preferred securities. However since the underlying financial institutions are currently well-capitalized and are expected to return to more normal level of earnings, management has concluded that they are only temporarily impaired.
CDOs had gross unrealized losses of $3.3 million and $740,000 at September 30, 2008 and December 31, 2007, respectively. The CDOs were deemed to be only temporarily impaired due to the collateral behind them. In October of 2008 another $10 million CDO paid off as a result of the Lehman bankruptcy filing.
Unrealized losses within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in Note 5. Gains and losses are not recorded through a gain or charge to earnings in the consolidated income statement. However if unrealized losses are determined to be other than temporarily impaired, as in the current quarter where a loss of $14.7 million ($17.2 million year to date) was recorded on the four investments previously noted, a charge to earnings will be recorded instead of other comprehensive income.
The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Loans
Total loans increased $42.3 million, or 6.6%, from the $644.5 million level at December 31, 2007 to $686.8 million at September 30, 2008. This increase was primarily due to an increase in commercial and industrial loans of $10.5 million, construction loans of $29.4 million, land development of $3.0 million and tax certificates of $7.0 million, which were partially offset by a decrease in single family residential loans of $10.1 million. The Company has become more selective in approving land development loans given the existing loan concentration coupled with the current extremely weak housing market. In addition, the Company recently hired two commercial lenders to focus primarily on the commercial and industrial business sector.
The following table represents loan balances by type:

	September 30,	December 31,
(amounts in thousands)	2008	2007

Commercial and industrial	$88,393	$77,856
Construction	128,077	92,779
Land Development	81,938	78,874
Const. and land develop. — mezzanine	4,104	6,443
Single family residential	26,400	42,286
Real Estate — non-residential	263,030	261,350
Real Estate — non-res. — mezzanine	4,882	8,749
Real Estate — multi-family	11,306	6,887
Real Estate -1-4 family — mezzanine	2,555	3,504
Tax certificates	53,109	46,090
Leases	23,169	19,778
Other	1,303	1,424

Total gross loans	$688,266	$646,020
Deferred fees, net	(1,456)	(1,545)

Total loans	$686,810	$644,475

Deposits
Total deposits, the primary source of funds, decreased $33.2 million, or 4.3%, to $737.0 million at September 30, 2008, from December 31, 2007. Deposits declined across all categories except time deposits over $100,000 which increased $54.1 million. The largest reductions in deposits occurred in time deposits under $100,000 which decreased $27.2 million, or 15.2%, and NOW and money market accounts which decreased by $56.9 million, or 22.7%, at September

30, 2008 compared to deposit balances at December 31, 2007. Although deposit rates have declined during the past year due to a general decline in market interest rates across the yield curve, the competition for deposits has increased due to liquidity concerns of selected financial institutions and has resulted in competitive pricing for short term time deposits. Therefore, the Company elected to allow some of the maturing certificates of deposit to run-off during the first half of 2008 rather than compete with the higher short term time deposit rates and relied more on FHLB borrowings and other institutions for funding requirements.
The following table represents ending deposit balances by type:

	September 30,	December 31,
(amounts in thousands)	2008	2007
Demand (non-interest bearing)	$56,829	$59,573
NOW and Money Markets	193,522	250,444
Savings	14,922	15,352
Time deposits (over $100)	319,370	265,250
Time deposits (under $100)	152,331	179,533

Total deposits	$736,974	$770,152

Borrowings
Total borrowings decreased $39.7 million, or 13.5%, to $255.2 million at September 30, 2008, from $294.9 million at December 31, 2007. This reduction is attributed to paying down borrowings, primarily from the FHLB, with funds generated from investment securities that matured or were called during the first nine months of 2008.
Obligations Related to Equity Investments in Real Estate
As a result of the adoption of FIN 46(R) the Company consolidated into its balance sheet $13.3 million and $18.6 million of debt at September 30, 2008 and December 31, 2007, respectively, related to a real estate equity investment of which none is guaranteed by the Company. The reduction of $5.3 million was attributed to the pay-down of mortgages associated with sales of residential units during the past nine months.
Stockholders’ Equity
Consolidated stockholders’ equity decreased $29.4 million, or 20.0%, to $117.0 million at September 30, 2008 from $146.4 million at December 31, 2007. This decrease was due to a net loss of $10.8 million for the first nine months of 2008; the payment of two cash dividends to shareholders amounting to $4.0 million; and the negative impact on equity of $14.3 million from an increase in other comprehensive loss arising from temporary losses in the Company’s available for sale investment portfolio in the first nine months of 2008. In July of 2008 the Company temporarily suspended cash dividends on its common stock.
CAPITAL ADEQUACY
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At September 30, 2008, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

(The balance of this page left blank intentionally)
The table below provides a comparison of the Company, Royal Bank and Royal Asian’s risk-based capital ratios and leverage ratios for September 30, 2008 and December 31, 2007:

					To be well capitalized
			For capital		capitalized under prompt
	Actual	Actual	adequacy purposes		corrective action provision
(amounts in thousands,except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008
Total capital (to risk- weighted assets)
Company (consolidated)	$162,138	16.00%	$81,087	8.00%	N/A	N/A
Royal Bank	120,891	13.13%	73,669	8.00%	$92,086	10.00%
Royal Asian	14,789	21.02%	5,619	8.00%	7,024	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$149,260	14.73%	$40,543	4.00%	N/A	N/A
Royal Bank	109,178	11.86%	36,834	4.00%	$55,251	6.00%
Royal Asian	13,909	19.76%	2,810	4.00%	4,214	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$149,260	12.56%	$35,646	3.00%	N/A	N/A
Royal Bank	109,178	9.99%	32,772	3.00%	$54,620	5.00%
Royal Asian	13,909	16.08%	2,595	3.00%	4,325	5.00%

					To be well capitalized
			For capital		capitalized under prompt
	Actual	Actual	adequacy purposes		corrective action provision
(amounts in thousands, except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total capital (to risk- weighted assets)
Company (consolidated)	$186,932	18.27%	$81,833	8.00%	N/A	N/A
Royal Bank	133,944	14.48%	74,007	8.00%	$92,509	10.00%
Royal Asian	15,587	21.46%	5,810	8.00%	7,262	10.00%

Tier I Capital (to risk- weighted assets)
Company (consolidated)	$174,065	17.02%	$40,916	4.00%	N/A	N/A
Royal Bank	122,297	13.22%	37,004	4.00%	$55,505	6.00%
Royal Asian	14,679	20.21%	2,905	4.00%	4,357	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$174,065	13.57%	$38,493	3.00%	N/A	N/A
Royal Bank	122,297	10.23%	35,882	3.00%	$59,803	5.00%
Royal Asian	14,679	15.68%	2,809	3.00%	4,682	5.00%
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
The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, provides authority to the United States Department of Treasury (“Treasury”) to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions. On October 14, 2008, the Treasury announced it will offer to qualifying U.S. banking institutions the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program Capital Purchase Program (the “Program”). Although the Company’s capital ratios remain well above the minimum levels required for well capitalized status, it is currently evaluating the Program. Applications for participation in the program must be filed by November 14, 2008. In addition, the FDIC has initiated the Temporary Liquidity Guarantee Program that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing transaction deposits. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Management is currently evaluating the Temporary Liquidity Guarantee Program.
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
The liquidity ratio of the Company remains adequate at approximately 31% and exceeds the Company’s target ratio set forth in the Asset/Liability Policy. The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, U.S. Treasuries and agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a monthly basis.
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
(The balance of this page left blank intentionally)

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2008:

	Days		1 to 5	Over 5	Non-rate
(in millions)	0 - 90	91 - 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$53.3	$—	$—	$—	$5.3	$58.6
Federal funds sold	1.0	—	—	—	—	1.0
Investment securities:
Available for sale	71.4	10.6	181.0	72.4	(22.8)	312.6
Loans:
Fixed rate	11.9	64.9	188.2	30.0	—	295.0
Variable rate	341.1	48.4	2.3	—	(29.6)	362.2

Total loans	353.0	113.3	190.5	30.0	(29.6)	657.2
Other assets	10.1	29.6	—	—	103.4	143.1

Total Assets	$488.8	$153.5	$371.5	$102.4	$56.3	$1,172.5

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$56.8	$56.8
Interest bearing deposits	20.2	68.3	120.0	—	—	208.5
Certificate of deposits	93.4	109.0	240.3	29.0	—	471.7

Total deposits	113.6	177.3	360.3	29.0	56.8	737.0
Borrowings (1)	18.1	—	222.9	40.0	13.3	294.3
Other liabilities	—	—	—	—	24.2	24.2
Capital	—	—	—	—	117.0	117.0

Total liabilities & capital	$131.7	$177.3	$583.2	$69.0	$211.3	$1,172.5

Net interest rate GAP	$357.1	$(23.8)	$(211.7)	$33.4	$(155.0)

Cumulative interest rate GAP	$357.1	$333.3	$121.6	$155.0

GAP to total assets	27%	-2%

GAP to total equity	228%	-20%

Cumulative GAP to total assets	27%	28%

Cumulative GAP to total equity	228%	285%

(1)	The $13.3 million in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At September 30, 2008, floating rate loans with floors and without floors were $93.4 million and $268.8 million, respectively.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.
ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, and the identification of the material weaknesses in the Company’s internal control over financial reporting described below, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings, as indicated below.
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
Because the new staff was hired and processes and procedures were implemented during the fourth quarter of 2007 and in the first three quarters of 2008, there has been insufficient time to validate that such processes and procedures are operating at a level to have completely remediated the previous material weaknesses, and they therefore still existed as of September 30, 2008.
(b) Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of securities of the Company during the quarter ended September 30, 2008.
Stock Repurchases
None
Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to Vote Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
          (a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s registration Statement on Form S-4 No. 0-26366.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the Commission on April 19, 2006.)

10.1	Transition Agreement, dated October 10, 2008, between the Company and Joseph P. Campbell (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 16, 2008).

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Joseph P. Campbell, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 7, 2008.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 7, 2008.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Campbell, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 7, 2008.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 7, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ROYAL BANCSHARES OF PENNSYLVANIA, INC.
          (Registrant)

Dated: November 7, 2008	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial Officer