Form 10-K
period 2008-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2009-03-30
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(610) 668-4700
(Issuer’s telephone number, including area code)

(Former name, former address and former year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which Registered	Title of Each Class

The NASDAQ Stock Market, LLC	Class A Common Stock ($2.00 par value)
Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange on Which Registered	Title of Each Class

None	Class B Common Stock ($0.10 par value)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of Registrant’s Common Stock held by non-affiliates is $49,004,093 based on the June 30, 2008 closing price of the Registrant’s Common Stock of $9.41 per share.
As of February 28, 2009, the Registrant had 11,345,127 and 2,095,681 shares outstanding of Class A and Class B common stock, respectively.
Documents Incorporated by Reference
Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on May 20, 2009—Part III.

Forward Looking Statements
From time to time, Royal Bancshares of Pennsylvania (the “Company”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes”, “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations: business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Troubled Asset Relief Program voluntary Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

PART I
ITEM 1. BUSINESS
Royal Bancshares
Royal Bancshares of Pennsylvania, Inc. (the “Company”), is a Pennsylvania business corporation and a two bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by the Company and were exchanged on a one-for-one basis for common stock of the Company. On July 17, 2006, Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. The principal activities of the Company is supervising Royal Bank and Royal Asian, collectively known as the Banks, which engage in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. At December 31, 2008, the Company had consolidated total assets of approximately $1.2 billion, total deposits of approximately $760.1 million and shareholders’ equity of approximately $79.7 million. On February 20, 2009, the Company received approximately $30.4 million via the issuance of preferred stock under the TARP CPP established by the Treasury — (See Note T Subsequent Events below).The Company’s two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN46(R)”).
The Company has three reportable operating segments, Community Banking, Tax Liens, and Equity Investments. The Equity Investments are consolidated under FIN46(R) as described in Note B of the Notes to Consolidated Financial Statements included in this Report. The segment reporting information in “Note B — Segment Information” to the Consolidated Financial Statements is incorporated by reference into this Item 1.
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
During the third quarter of 2006, Royal Bank formed a subsidiary, RBA ABL Group, LP, to originate asset based loans. The Bank owned 60% of the subsidiary. Royal Bank discontinued operating ABL in January 2008, with no material impact on operating results. The one outstanding loan relationship at ABL was transferred to Royal Bank and sold during the second quarter of 2008 for an amount equal to all sums due under the loan.
During the fourth quarter of 2006, Royal Bank formed a subsidiary, Royal Tax Lien Services, LLC, to purchase and service delinquent tax liens. The Bank owns 60% of the subsidiary.
During the fourth quarter of 2006, Royal Bank formed a subsidiary, RBA Capital, LP, to originate structured debt. The Bank owns 60% of the subsidiary. During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital. In the near future, the operations of the subsidiary will be folded into the Royal Bank.

On October 17, 2008, Royal Bank established RBA Property LLC, a wholly owned subsidiary. RBA Property was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.
On December 1, 2008, Royal Bank established Narberth Property Acquisition LLC, a wholly owned subsidiary. Narberth Property Acquisition was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.
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
Service Area: Royal Bank’s primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, Southern and Northern New Jersey and the State of Delaware. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from fifteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers the states of Pennsylvania, New Jersey, New York, Florida, Washington DC, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Bank will do business with clients located outside of its service area. Royal Bank has loans in twenty-six states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, PA.
Competition: The financial services industry in our service area is extremely competitive. Competitors within our service area include banks and bank holding companies with greater resources. Many competitors have substantially higher legal lending limits.
In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, brokerage firms, mortgage companies, leasing companies, finance companies and other financial services companies offer products and services similar to those offered by Royal Bank, on competitive terms.
Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, which give a broader range of products with which Royal Bank must compete. Although the long-range effects of this development cannot be predicted, it will likely further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies. The Company has not elected financial holding company status.
Employees: Royal Bank employed approximately 168 persons on a full-time equivalent basis as of December 31, 2008.
Deposits: At December 31, 2008, total deposits of Royal Bank were distributed among demand deposits (8%), money market deposit, savings and Super Now accounts (29%) and time deposits (63%). At year-end 2008, deposits decreased $45.1 million to $683.5 million, from year-end 2007, or 6.0%. NOW and money market accounts declined $66.3 million while time deposits increased $29.2 million. Included in Royal Bank’s deposits are approximately $16.1 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending: At December 31, 2008, Royal Bank had a total net loan portfolio of $618.5 million, representing 52% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At year-end 2008, loans increased $61.0 million from year end 2007.
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
In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies and other financial services companies offer products and services similar to those offered by Royal Asian, on competitive terms.
Employees: Royal Asian employed approximately 29 persons on a full-time equivalent basis as of December 31, 2008.
Deposits: At December 31, 2008, total deposits of Royal Asian were distributed among demand deposits (8%), money market deposit, savings and Super Now accounts (14%) and time deposits (78%). At year-end 2008 total deposits were $92.6 million.
Lending: At December 31, 2008, Royal Asian had a total net loan portfolio of $63.2 million, representing 60% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, construction, and installment loans.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Asian intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Asian’s size, objective of profit maintenance and stable capital structure.
Non-Bank Subsidiaries
On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary. Its legal headquarters is 1105 N. Market Street, Suite 1300, Wilmington, DE 19899. RID buys, holds and sells investment securities. At December 31, 2008, total assets of RID were $47.0 million, of which $7.7 million was held in cash and cash equivalents and $18.4 million was held in investment securities. RID had net interest income of $1.4 million and $1.5 million for 2008 and 2007, respectively. Non-interest income for 2008 was a loss of $4.6 million compared to income of $4.8 million for 2007. During 2008, RID took a $3.8 million impairment charge on two bank preferred stocks and recorded investment losses of $828,000. The 2007 non-interest income was all related to net security gains. The net loss for 2008 was $2.3 million compared to net income of $4.1 million in 2007. The amounts above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. On February 2, 2007, due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank continues acquiring tax liens through its subsidiary, Royal Tax Lien Services, LLC (“RTL”) which was formed in November 2006. At December 31, 2008, total assets of CSC were $20.7 million. Included in total assets is $6.6 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, the Company entered into a partnership with SMI, ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended an $18 million line of credit to SMI, which was used by SMI to purchase tax lien portfolios at a discount. The outstanding SMI loan balance was $6.6 million at December 31, 2008. As a result of the recent deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired by approximately $2.5 million as evidenced in the provision for lien and loan losses. In 2008, CSC had net interest income of $849,000 compared to $507,000 for 2007. The 2008 provision for lien and loan losses was $2.6 million compared to $75,000 for 2007. The increase in the provision is directly related to the SMI impairment mentioned above. For 2008 and 2007 non-interest income was $555,000 and $1.1 million, respectively. Non-interest income is mostly comprised of gain on sale of Real Estate Owned (“REO”) properties. Non-interest expense was $576,000 and $786,000 for 2008 and 2007, respectively. CSC recorded a net loss of $1 million in 2008 compared to net income of $431,000 for 2007. The 2008 loss was impacted by the increase in the provision lien losses which was partially offset by a tax benefit of $689,000. For 2007 tax expense was $288,000.
On June 23, 2003, the Company, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation. At December 31, 2008, total assets of RIA prior to consolidation under FIN 46(R) were $7.5 million. During 2008, RIA had net income of $852,000 compared to a net loss of $3.9 million for 2007. The loss in 2007 was principally related to an impairment charge arising from an equity investment in real estate.
On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities.
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Its legal headquarters is located at 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During 2008 and 2007, neither sales nor purchases of lease portfolios were material. At December 31, 2008, total assets of Royal Leasing were $25.7 million. For 2008, Royal Leasing had net interest income of $1.3 million, a 37% increase from $934,000 for 2007. At December 31, 2008 provision for lease losses was $1.1 million compared to $746,000 at December 31, 2007. The increase in the provision was primarily related to the 35% growth in the lease portfolio. Non-interest income increased $28,000 from $375,000 at December 31, 2007 to $ 403,000 at December 31, 2008. Non-interest expense was $661,000 and $351,000 for December 31, 2008 and December 31, 2007, respectively. Royal Leasing recorded a net loss of $26,000 for the year ended December 31, 2008 compared to net income of $137,000 for the year ended December 31, 2007.
On September 1, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed RBA ABL Group, LP (“ABL”). Royal Bank held a 60% ownership interest in ABL. Its legal headquarters was located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. ABL was formed to originate asset based loans. Royal Bank discontinued operating ABL in January 2008, with no material impact on operating results.
On October 1, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed RBA Capital, LP (“RBA Capital”). Royal Bank holds a 60% ownership interest in RBA Capital. Its legal headquarters is located at 150 North Radnor Chester Road, Radnor, Pennsylvania 19087. RBA Capital was formed to lend to lenders on a re-discounted basis. By on a re-discounted basis, we mean the main business line of RBA Capital is to extend loans to other lenders (“RBA Loan”). These other lenders are typically not financial institutions, but rather individuals, smaller corporations, or partnerships (“Borrowing Lender”) that make small loans including, but not limited to, loans to contractors, home buyers or the purchasers of smaller, owner occupied, commercial real estate buildings (“Discounted Loans”). The Discounted Loans can also be small construction or improvement loans. The lender is required to have equity in each Discounted Loan so as to afford RBA Capital a prudent maximum loan to value ratio for its portion of the RBA Loan extended for the respective Discounted Loan. By way of an example, if a Borrowing Lender wanted to extend financing for one of its borrowers to purchase property for $100,000, the Borrowing Lender would not lend the full purchase price to its borrower, but rather would impose a loan to value (“LTV”) limit, generally discounting the purchase price by 15% to maintain a maximum LTV of 85%, thereby lending $85,000 to its borrower for the purchase. The Borrowing Lender would then borrow funds from RBA Capital to fund loan advances to its borrower. RBA Capital would not lend 100% of the Borrowing Lender’s loan advances, but would instead “re-discount” those advances by generally striving to maintain a 65% LTV ratio, and would in this example lend $65,000 to the Borrowing Lender. The Discounted Loans are then pledged to RBA Capital as collateral for its RBA Loan. RBA Capital typically originates its loans through internal sales staff and advertising in trade publications. RBA Capital on occasion will refer loans to Royal Bank, or for certain larger loans it originates, participate with Royal Bank in the loan. Royal Bank pays RBA Capital a referral fee for loans referred from RBA Capital or for loans participated with RBA Capital. All transactions between Royal Bank and RBA Capital are on commercially reasonable terms at market rates and terms that would be paid, received or granted by unrelated third-parties.
At December 31, 2008, total assets of RBA Capital were $37.5 million compared to $33.2 million at December 31, 2007. For 2008, RBA Capital had net interest income of $1.5 million compared to $766,000 for 2007. Provision for loan losses was $748,000 and $166,000 for December 31, 2008 and December 31, 2007, respectively. The increase in the provision is related to a charge-off for $441,000 attributed to one borrower. Non-interest income for 2008 was $167,000 compared to $136,000 for 2007. Non-interest expense increased $595,000 from $762,000 for 2007 to $1.4 million for 2008. The net loss for 2008 grew $310,000 from $4,000 at December 31, 2007 to $314,000 at December 31, 2008 due to the increase in the provision for loan losses. During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital. In the near future, the operations of the subsidiary will be folded into Royal Bank.
On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Its legal headquarters is located at 732

Montgomery Avenue, Narberth, Pennsylvania 19072. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2008, total assets of RTL were $64.6 million compared to $32.5 million at December 31, 2007. Tax certificates outstanding grew $26.5 million from $20.2 million at December 31, 2007 to $46.7 million at December 31, 2008. For 2008, RTL had net interest income of $3.3 million compared to $1.3 million for 2007. Provision for loan losses was $56,000 compared to $75,000 for December 31, 2008 and December 31, 2007, respectively. Non-interest expense increased $681,000 from $769,000 for 2007 to $1.5 million for 2008. Net income for 2008 grew $896,000 from $281,000 at December 31, 2007 to $1.2 million at December 31, 2008.
On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. At December 31, 2008, total assets of Royal Captive Insurance were $2.6 million compared to $1.5 million at December 31, 2007.
On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At December 31, 2008, Royal Preferred LLC had total assets of approximately $21 million.
Website Access to Company Reports
We post publicly available reports required to be filed with the SEC on our website, www.royalbankamerica.com, as soon as reasonably practicable after filing such reports with the SEC. The required reports are available free of charge through our website.
Products and Services with Reputation Risk
The Company offers a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by the Company or any of its subsidiaries, whether legally justified or not, negative publicity with respect to any such product or service could have a negative impact on the Company’s reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on the Company’s reputation.
Future Acquisitions
The Company’s acquisition strategy consists of identifying financial institutions, insurance agencies and other financial companies with business philosophies that are similar to our business philosophies, which operate in strong markets that are geographically compatible with our operations, and which can be acquired at an acceptable cost. In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. The Company currently has no formal commitments with respect to future acquisitions although discussions with acquisition candidates take place occasionally.
Concentrations, Seasonality
The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate. The Company has seen a deterioration in economic conditions as it pertains to real estate loans. Construction, commercial, and non-residential real estate loans represent 64%, 14% and 11%, respectively of the $85.8 million in non-accrual loans at December 31, 2008. The business of the Company and its subsidiaries is not seasonal in nature.

Environmental Compliance
The Company and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2008, and not expected to have a material effect on such expenditures, earnings or competitive position in 2009.
Supervision and Regulation
Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities.
The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulation on the Company and its subsidiaries.
To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. The Company cannot determine the likelihood or timing of any such proposals or legislations or the impact they may have on the Company and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on the Company’s business.
Holding Company
The Company, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and of state securities commissions for matters relating to the offering and sale of its securities. Accordingly, if the Company wishes to issue additional shares of its Common Stock, in order, for example, to raise capital or to grant stock options, the Company will have to comply with the registration requirements of the Securities Act of 1933 as amended, or find an applicable exemption from registration.
The Company is subject to the provisions of the Holding Company Act, and to supervision, regulation and examination by the Federal Reserve Board. The Holding Company Act requires the Company to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the Holding Company Act prohibits the Company from acquiring more than 5% of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by laws of the state in which such bank is located.
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
As a bank holding company, the Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Holding Company Act. The Federal Reserve Board may also make examinations of the holding company and any or all of its subsidiaries. Further, under the Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services. The so called “anti-tying” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or service from the Banks, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the Banks, its bank holding company or any subsidiary of its bank holding company.
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
Under the Pennsylvania Banking Code of 1965, as amended, the (“Code”), the Company is permitted to control an unlimited number of banks. However, the Company would be required under the Holding Company Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than Royal Bank or Royal Asian, if, after such acquisition, the registrant would own or control more than 5% of the voting shares of such bank. The Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Act of 1994, which authorizes bank holding companies, subject to certain limitations and restrictions, to acquire banks located in any state.
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
The Pennsylvania Department of Banking and the FDIC routinely examine Pennsylvania state-chartered, non-member banks such as the Banks in areas such as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather than the Company’s shareholders.
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
A subsidiary bank of a holding company is subject to certain restrictions imposed by the Federal Reserve Act, as amended, on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act, as amended and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person who becomes a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.
From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Banks. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of either Royal Bank or Royal Asian. As a consequence of the extensive regulation of commercial banking activities in the United States, the Banks’ business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.
Under the Bank Secrecy Act (“BSA”), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions in any one day of which the Bank are aware that exceed $10,000 in the aggregate. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.
Federal Deposit Insurance Corporation Improvement Act of 1991
General: The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDIC Improvement Act”) includes several provisions that have a direct impact on Royal Bank and Royal Asian. The most significant of these provisions are discussed below.
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
Under current regulations, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level. Royal Bank and Royal Asian are presently categorized as “well-capitalized” institutions.
An “adequately capitalized” institution is one that meets the required minimum capital levels, but does not meet the definition of a “well-capitalized” institution. The existing capital rules generally require banks to maintain a Tier 1 Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement is measured in the form of Tier 1 capital, this also will mean that a bank would need to maintain at least 4% Tier 1 risk-

based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed “adequately capitalized.”
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
Real Estate Lending Guidelines: Pursuant to the FDIC Improvement Act, the FDIC has issued real estate lending guidelines that establish loan-to-value (“LTV”) ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If a bank does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. In addition to establishing the LTV ratios, the FDIC’s real estate guidelines require all real estate loans to be based upon proper loan documentation and a recent independent appraisal of the property.
The FDIC’s guidelines establish the following limits for LTV ratios:

Loan Category	LTV limit
Raw land	65%
Land development	65%
Construction:
Commercial, multifamily (includes condos and co-ops) and other nonresidential	80%
Improved property	85%
Owner occupied 1-4 family and home equity (without credit enhancements)	90%
The guidelines provide exceptions to the LTV ratios for government-backed loans; loans facilitating the sale of real estate acquired by the lending institution in the normal course of business; loans where the Banks’ decision to lend is not based on the offer of real estate as collateral and such collateral is taken only out of an abundance of caution; and loans renewed, refinanced, or restructured by the original lender to the same borrower, without the advancement of new money. The regulation also allows institutions to make a limited amount of real estate loans that do not conform to the proposed LTV ratios. Under this exception, each Bank would be allowed to make real estate loans that do not conform to the LTV ratio limits, up to an amount not to exceed 100% of their total capital.
Truth in Savings Act: The FDIC Improvement Act also contains the Truth in Savings Act. The purpose of this Act is to require the clear and uniform disclosure of the rates of interest that are payable on deposit accounts by the Banks and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. This Act requires the Banks to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned; (2) the amount of interest earned; (3) the amount of any fees and charges imposed; and (4) the number of days in the reporting period. This Act allows for civil lawsuits to be initiated by customers if the Banks violate any provision or regulation under this Act.

Gramm-Leach-Bliley Act of 1999
On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two anti-affiliation provisions of the Glass-Steagall Act:
▪	Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and

▪	Section 32, which restricts officer, director, or employee, interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.
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
In general, the Financial Services Modernization Act:
▪	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

▪	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

▪	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

▪	Provides an enhanced framework for protecting the privacy of consumer information;

▪	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

▪	Modifies the laws governing the implementation of the CRA; and

▪	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
In order for the Company to take advantage of the ability to affiliate with other financial service providers, the Company must become a “Financial Holding Company.” To become a Financial Holding Company, a company must file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve Board must determine that each insured depository institution subsidiary of the Company has at least a “satisfactory” CRA rating. The Company currently meets the requirements to make an election to become a Financial Holding Company. The Company’s management has not determined at this time whether it will seek an election to become a Financial Holding Company. The Company continues to examine its strategic business plan to determine whether, based, among other factors, on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements and general economic conditions, the Company desires to utilize any of the expanded powers provided in the Financial Service Modernization Act.

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
Although the long-range effect of the Financial Services Modernization Act cannot be predicted, the Company and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Banks.
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
Sarbanes-Oxley Act of 2002
On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted (“SOX”). The stated goals of the SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX addresses, among other matters:
▪	Requirements for audit committees of reporting companies, including independence, expertise, and responsibilities;

▪	Certification of financial statements by the chief executive officer and chief financial officer;

▪	The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

▪	Increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including disclosure requirements of off-balance sheet transactions;

▪	A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

▪	Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

▪	The formation of an independent public accounting oversight board;

▪	Standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; and

▪	Various increased civil and criminal penalties for fraud and other violations of securities laws.
Emergency Economic Stabilization Act of 2008
The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Asset Relief Program (“TARP”), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.
Under the TARP, the United States Department of Treasury (“Treasury”) authorized a voluntary Capital Purchase Program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. As previously disclosed, on February 20, 2009, the Company issued to Treasury, 30,407 shares of Series A Preferred Stock and a warrant to purchase 1,104,370 shares of Class A common stock for an aggregate purchase price of $30.4 million under the TARP CPP (see Note Q to notes to consolidated financial statements). Companies participating in the TARP CPP were required to adopt certain standards relating to executive compensation. The terms of the TARP CPP also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.
American Recovery and Reinvestment Act of 2009
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes certain noneconomic recovery related items, including a limitation on executive compensation in federally aided financial institutions, including institutions, such as the Company, that have received an investment by Treasury under the TARP Capital Purchase Program.
Under ARRA, an institution that either will receive funds or which had previously received funds under TARP, such as Royal, will be subject to certain restrictions and standards throughout the period in which any obligation arising under TARP remains outstanding (except for the time during which the federal government holds only warrants to purchase common stock of the issuer). The following summarizes the significant requirements of ARRA, which are to be included in, standards to be established by Treasury:
▪	Limits on compensation incentives for risks by senior executive officers;

▪	A requirement for recovery of any compensation paid based on inaccurate financial information;

▪	A prohibition on “golden parachute payments” to specified officers or employees, which term is generally defined as any payment for departure from a company for any reason;

▪	A prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

▪	A prohibition on bonus, retention award, or incentive compensation to designated employees, except in the form of long-term restricted stock;

▪	A requirement that the board of directors adopt a luxury expenditures policy;

▪	A requirement that shareholders be permitted a separate nonbinding vote on executive compensation;

▪	A requirement that the chief executive officer and the chief financial officer provide a written certification of compliance with the standards, when established, to the SEC.
Under ARRA, subject to consultation with the appropriate federal banking agency, Treasury is required to permit a recipient of TARP funds to repay any amounts previously provided to or invested in the recipient by Treasury without regard to whether the institution has replaced the funds from any other source or to any waiting period.
Regulation W
Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Sections 23A and 23B of Federal Reserve Act. The FDIC Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of Royal Bank and Royal Asian. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:
▪	To an amount equal to 10% of either Bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

▪	To an amount equal to 20% of either Bank’s capital and surplus, in the case of covered transactions with all affiliates.
In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:
▪	A loan or extension of credit to an affiliate;

▪	A purchase of, or an investment in, securities issued by an affiliate;

▪	A purchase of assets from an affiliate, with some exceptions;

▪	The acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

▪	This issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
In addition, under Regulation W:
▪	A bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

▪	Covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

▪	With some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.
Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.
Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of Banks’ capital and surplus.

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
The Deposit Insurance Reform Act resulted in a number of changes. It merged the former BIF and SAIF into a single Deposit Insurance Fund (“DIF”), increased deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all other accounts (presently limited to $100,000 per account) by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. The required reserve ratio will depend upon the growth of insured deposits at all banks in the U.S., the number and size of any bank failures, if any, and the FDIC’s assessment of the risk in the banking industry at any given time. Based upon these variables, as well as the specific condition of the Banks in the future, the assessment assigned to the Banks could increase or decrease in the future.
On February 27, 2009, the FDIC’s Board of Directors voted to amend the restoration plan for DIF. Recent failures of FDIC-insured institutions caused the reserve ratio of DIF to decline from 1.19 percent as of March 30, 2008, to 0.76 percent as of September 30, 2008. The FDIC expects a higher rate of institution failures in the next few years compared to recent years, leading to a further decline in the reserve ratio. Because the fund reserve ratio fell below 1.15 percent as of June 30 and was expected to remain below 1.15 percent, the Reform Act required the FDIC to establish and implement a Restoration Plan to restore the reserve ratio to at least 1.15 percent within five years. On October 7, 2008, the FDIC established a Restoration Plan for the DIF, published on October 16, 2008. In the FDIC’s view, restoring the reserve ratio to at least 1.15 percent within five years requires an increase in assessment rates.
Consequently, the present 2009 DIF assessment rates reflect an increase of seven to nine basis points and range from $0.12 to $0.16 for those institutions with the least risk, up to $0.74 for every $100 of insured deposits for institutions deemed to have the highest risk. The FDIC will adjust the rates periodically to maintain the DIF reserve ratio at 1.15% to 1.50%. The assessment is to be collected on September 30, 2009. Additionally, the Board adopted an interim rule which if implemented, would impose a 10 basis point emergency special assessment for every $100 of insured deposits on June 30, 2009 to be collected on September 30, 2009. The emergency special assessment will have an impact on the Company’s consolidated financial statements.
In addition to deposit insurance, the Banks are also subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. For the first quarter of 2009, the Financing Corporation’s assessment for Royal Bank and Royal Asian, (and all other banks), is an annual rate of

$.0114 for each $100 of deposits. The Financing Corporation bonds are expected to be paid off between 2017 and 2019.
On October 14, 2008 the FDIC announced its temporary “Transaction Account Guarantee Program” which provides full coverage for non-interest bearing deposit accounts. Royal Bank and Royal Asian are both participating in the program which guarantees all personal and business non-interest bearing checking accounts. This unlimited coverage expires on December 31, 2009. Additionally the FDIC temporarily raised the insurance limit from $100,000 to $250,000 per depositor until December 31, 2009.
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
Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business or the business of the Banks in the future.
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
Effects of Inflation
Inflation can impact the country’s overall economy, which in turn can impact the business and revenues of the Company and its subsidiaries. Inflation has some impact on the Company’s operating costs. Unlike many industrial companies, however, substantially all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.
Available Information
Upon a shareholder’s written request, a copy of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act Rule 13a-1, may be obtained without charge from our Chief Executive Officer, Royal Bancshares of Pennsylvania, Inc. 732 Montgomery Avenue, Narberth, PA 19072 or on our website www.royalbankamerica.com.

ITEM 1A. RISK FACTORS
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
Our success significantly depends on the growth in population, income levels, loans and deposits and on the continued stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be adversely affected. Adverse economic conditions in our specific market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, over 80% of which is secured by real estate, could reduce our growth rate, affect the ability of customers to repay their loans and generally affect our financial condition and results of operations. The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.
Our concentration of non-residential real estate and construction loans is subject to unique risks that could adversely affect our earnings.
Our non-residential real estate and construction loan portfolio was $496.5 million at December 31, 2008 comprising 71% of total loans. Non-residential real estate and construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.
Our ability to pay dividends depends primarily on dividends from our banking subsidiary, which are subject to regulatory limits.
We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of our assets are held by our direct and indirect subsidiaries.
Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries. Our two banking subsidiaries, Royal Bank and Royal Asian, are our primary source of dividends. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank and Royal Asian to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2008, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.
Additionally, as a result of our participation in the Treasury’s TARP CPP on February 20, 2009, we are required to receive Treasury’s approval for any increases in the dividend above the amount of the last regular quarterly common stock dividend paid and any repurchases of common stock. These restrictions on the payment of dividends and the repurchases of common stock become effective immediately and remain in effect until the earlier date of the third anniversary of the closing date of the preferred shares and the date of the redemption of the preferred shares.

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
The Company’s banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over the Company’s banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.
Our allowance for loan and lease losses may not be adequate to cover actual losses.
Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loan defaults and non-performance. Our allowance for loan and lease losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Our allowance for loan and lease losses may not be adequate to cover actual loan and lease losses and future provisions for loan and lease losses could materially and adversely affect our financial results.
We may suffer losses in our loan portfolio despite our underwriting practices.
The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices often include: analysis of a borrower’s credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, the Company may incur losses on loans that meet these criteria.
Our future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by regulatory authorities to maintain adequate capital levels to support our operations. We anticipate that our current capital will satisfy our regulatory requirements for the foreseeable future. We may at some point, however, need to raise capital to support our continued growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. In addition, on February 20, 2009, we issued 30,407 shares of Fixed Rate Cumulative Preferred Stock, Series A, to the United States Department of Treasury under its TARP Capital Purchase Program, The Series A Preferred Stock issued to Treasury has a liquidation preference of $1,000 per share and contains other provisions, including restrictions on the payment of dividends on common stock and on repurchases of any shares of preferred stock ranking equal to or junior to the Series A Preferred Stock or common stock while the Series A Preferred Stock is outstanding, which provisions may make it more difficult to raise additional capital on favorable terms while the Series A Preferred Stock is outstanding. Therefore, we may be unable to raise additional capital, or to raise capital on terms acceptable to us. If we cannot raise additional capital when required, our ability to further expand operations through both internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional capital, the existing shareholders are subject to dilution.
Our ability to manage liquidity is always critical in our operation, but more so today given the uncertainty within the capital markets.
We monitor and manage our liquidity position on a regular basis to insure that adequate funds are in place to manage the day to day operations and to cover routine fluctuations in available funds. However, our funding decisions can be influenced by unplanned events. These unplanned events include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. In 2009, the Federal Home Loan Bank of Pittsburgh notified Royal Bank that they were being placed on full delivery status meaning that all current and future borrowings must be fully collateralized. The available amount for future borrowings will be based on the amount of collateral to be pledged. We have a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, we are not certain that those sources of liquid funds will be available in the future when required. As a result, loan growth may be curtailed to maintain adequate liquidity, loans may need to be sold in the secondary market, investments may need to be sold or deposits may need to be raised at above market interest rates to maintain liquidity.
Negative publicity could damage our reputation and adversely impact our business and financial results.
Reputation risk, or the risk to the Company’s earnings and capital from negative publicity, is inherent in our business. Negative publicity can result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and actions taken by government regulators and community organizations in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose the Company to litigation and regulatory action. Although the Company takes steps to minimize reputation risk in dealing with customers and other constituencies, the Company, as a larger diversified financial services company with a high industry profile, is inherently exposed to this risk.
Risks Related to Our Industry
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) became law. EESA, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the Troubled Asset Relief Program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.
EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guarantee program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Additional similar actions may be forthcoming.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program (“TLGP”) to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009. The debt includes all newly issued unsecured senior debt including promissory notes, commercial paper and inter-bank funding. The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.
The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Difficult market conditions and economic trends have adversely affected our industry and our business.
We are exposed to downturns in the U. S. housing market. Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of mortgage, consumer, commercial and construction loan portfolios resulting in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult market conditions will improve in the immediate future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:
▪	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

▪	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

▪	We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

▪	Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

▪	We may experience a prolonged decrease in dividend income from our investment in Federal Home Loan Bank stock.

▪	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

▪	The unrealized losses in our investment portfolio may increase or be deemed other than temporary.

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
The Company and our subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of the Company and our subsidiaries. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. Any changes to these laws may negatively affect our ability to expand our services and to increase the value of our business. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the Company, these changes could be materially adverse to shareholders.
Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect the Company’s financial results.
Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect our operations, and may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.
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
Other Risks
Our directors, executive officers and principal shareholders own a significant portion of our common stock and can influence shareholder decisions.
Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 36% of Class A common stock and 79% of Class B common stock as of February 28, 2009. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.

ITEM 1B. SEC STAFF COMMENTS
On September 19, 2007, the Company received a Comment Letter from the Securities and Exchange Commission concerning our December 31, 2006 Form 10-K, March 31, 2007 Form 10-Q, and the June 30, 2007 Form 10-Q. The Company responded to this Comment Letter on February 22, 2008.
On February 1, 2008, the Company received a Comment Letter from the Securities and Exchange Commission relating to our Form 8-K filed on January 29, 2008. The Company responded to this Comment Letter on February 13, 2008.
On November 5, 2008, the Commission advised the Company that the Commission had completed its review of the subject filings and has no further comments at the present time.
ITEM 2. PROPERTIES
Royal Bank has fifteen banking offices, which are located in Pennsylvania and New Jersey.

15th Street Office	Bala Plaza Office (3)	Bridgeport Office (1)
30 South Street	231 St. Asaph’s Road	105 W. 4th Street
Philadelphia, PA 19102	Bala Cynwyd, PA 19004	Bridgeport, PA 19406

Castor Office (1)	Fairmont Office (1)	Grant Avenue Office (1)
6331 Castor Avenue	401 Fairmont Avenue	1650 Grant Avenue
Philadelphia, PA 19149	Philadelphia, PA 19123	Philadelphia, PA 19115

Henderson Road Office	Jenkintown Office (1)	King of Prussia Office (1)
Bielder and Henderson Roads	600 Old York Road	Rt. 202 at Wilson Road
King of Prussia, PA 19406	Jenkintown, PA 19046	King of Prussia, PA 19406

Narberth Office (1)	Narberth Training Center (1)(2)	Phoenixville Office (1)
732 Montgomery Avenue	814 Montgomery Avenue	808 Valley Forge Road
Narberth, PA 19072	Narberth, PA 19072	Phoenixville, PA 19460

Shillington Office	Trooper Office (1)	Turnersville Office
516 East Lancaster Avenue	Trooper and Egypt Roads	3501 Black Horse Pike
Shillington, PA 19607	Trooper, PA 19401	Turnersville, NJ 08012

Villanova Office	Walnut Street Office	Storage Facility (1)
801 East Lancaster Avenue	1230 Walnut Street	3836 Spring Garden Street
Villanova, PA 19085	Philadelphia, PA 19107	Philadelphia, PA 19104
Royal Asian Bank has six offices located in Pennsylvania, New Jersey, and New York.

Cheltenham Office	Flushing	Fort Lee Office
418 Oak Lane	136-52 37th Avenue	1550 Lemoine Avenue
Philadelphia, PA 19126	Flushing, NY 11354	Fort Lee, NJ 07024

Northeast Office	Palisades Park	Upper Darby Office
6526 Castor Avenue	232 Broad Street	7001 West Chester Pike
Philadelphia, PA 19149	Palisades Park, NJ 07650	Upper Darby, PA 19082

(1)	Owned

(2)	Used for employee training

(3)	Loan production office

Royal Bank owns eleven of the above properties. The remaining seven properties are leased with expiration dates between 2009 and 2013. During 2008, Royal Bank made aggregate lease payments of approximately $594,000. Royal Asian’s six properties are leased with expiration dates between 2009 and 2011. During 2008, Royal Asian made aggregate lease payments of approximately $455,000. The Company believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for the Banks’ purposes. During the second quarter of 2008, the Company sold the property located at 144 Narberth Avenue, Narberth, PA, for a $2.0 million gain.
ITEM 3. LEGAL PROCEEDINGS
Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position or results of operation of the Company. There are no proceedings pending other than routine litigation incident to the business of the Company.
As described under Item 1, Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. On March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena seeks certain documents and information relating to an ongoing investigation being conducted by the DOJ. Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are subjects of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s shareholders during the fourth calendar quarter of 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A Common Stock commenced trading on the NASDAQ Global Market under the symbol RBPAA. There is no market for the Company’s Class B Common Stock, as such is prohibited by the terms of the Class B Common Stock. The following table shows the range of high and low closing prices for the Company’s stock as reported by NASDAQ.

Closing Prices
2008	High	Low
First Quarter	$15.88	$9.14
Second Quarter	15.34	8.87
Third Quarter	9.44	4.81
Fourth Quarter	6.41	3.33

2007	High	Low
First Quarter	$26.79	$22.92
Second Quarter	23.93	19.10
Third Quarter	24.44	18.02
Fourth Quarter	23.61	10.38

The approximate number of recorded holders of the Company’s Class A and Class B Common Stock, as of February 28, 2009, is shown below:

Title of Class	Number of record holders
Class A Common stock	299
Class B Common stock	147
Securities Authorized for Issuance Under Equity Compensation Plans
The following three tables disclose the number of outstanding options, warrants and rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under the plans. The tables provide this information separately for equity compensation plans that have and have not been approved by security holders.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
Outside Director Stock Option Plan	warrants and rights	options, warrants and rights	reflected in column (a))
Equity compensation plan approved by stockholders	100,294	$ 18.82	—
Equity compensation plan not approved by stockholders	—	—	—

Total	100,294	$ 18.82	—

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
Employee Stock Option Plan	warrants and rights	options, warrants and rights	reflected in column (a))
Equity compensation plan approved by stockholders	799,831	$ 19.72	—
Equity compensation plan not approved by stockholders	—	—	—

Total	799,831	$ 19.72	—

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
Long Term Incentive Plan	warrants and rights	options, warrants and rights	reflected in column (a))
Equity compensation plan approved by stockholders	191,072	$ 11.45	808,928
Equity compensation plan not approved by stockholders	—	—	—

Total	191,072	$ 11.45	808,928

Dividends
Subject to certain limitations imposed by law, the Board of Directors of the Company may declare a dividend on shares of Class A or Class B Common Stock.
Stock dividends: On January 21, 2004, the Board of Directors of the Company declared a 2% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on February 18, 2004, to shareholders of record on February 4, 2004. The stock dividend resulted in the issuance of 195,861 additional shares of Class A common stock and 38,216 additional shares of Class B common stock.
On December 15, 2004, the Board of Directors of the Company declared a 2% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 12, 2005, to shareholders of record on December 29, 2004. The stock dividend resulted in the issuance of 200,814 additional shares of Class A common stock and 38,865 additional shares of Class B common stock.
On December 18, 2005, the Board of Directors of the Company declared a 2% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 17, 2006, to shareholders of record on January 4, 2006. The stock dividend resulted in the issuance of 205,120 additional shares of Class A common stock and 19,426 additional shares of Class B common stock. There were 20,117 Class B shares deferred (agreed to by the Tabas Family Trust) until the 2006 Annual Shareholders Meeting where Management requested the company’s shareholders to approve amending the Company’s Articles of Incorporation to increase the number of Class B shares authorized. The 20,117 deferred share of Class B common stock were issued on June 27, 2006.
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
Cash Dividends: The Company paid cash dividends in the first two quarters of 2008 and in each quarter of 2007 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $4.0 million and $15.5 million for 2008 and 2007, respectively. In July of 2008, the Company decided to temporarily suspend future cash dividends on its common stock. At December 31, 2008, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. The following table sets forth on a quarterly basis dividends paid to holders of each Class A and Class B Common Stock for 2008 and 2007, adjusted to give effect to the stock dividends paid.

	Cash Dividends Per Share
2008	Class A	Class B
First Quarter	$0.15000	$0.172500
Second Quarter	$0.15000	$0.172500
Third Quarter	$—	$—
Fourth Quarter	$—	$—

	Cash Dividends Per Share
2007	Class A	Class B
First Quarter	$0.28750	$0.330625
Second Quarter	$0.28750	$0.330625
Third Quarter	$0.28750	$0.330625
Fourth Quarter	$0.28750	$0.330625

Future dividends depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy. Cash necessary to fund dividends available for dividend distributions to the shareholders of the Company must initially come from dividends paid by its direct and indirect subsidiaries, including Royal Bank to the Company. Therefore, the restrictions on Royal Bank’s dividend payments are directly applicable to the Company. Under the Pennsylvania Banking Code of 1965, as amended, Royal Bank places a restriction on the availability of capital surplus for payment of dividends.
Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may pay dividends only if after payment the Company would be able to pay its debts as they become due in the usual course of business and the total assets are greater than the sum of its total liabilities plus the amount that would be needed if the Company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. See “Note Q — Regulatory Matters” to the Consolidated Financial Statements in Item 8 of this report.
As a result of the investment by Treasury under the TARP CPP on February 20, 2009, the Company is required to receive Treasury’s approval for any increases in the dividend above the amount of the last regular quarterly common stock dividend paid and any repurchases of common stock. These restrictions on the payment of dividends and the repurchases of common stock by the Company become effective immediately and remain in effect until the earlier date of the third anniversary of the closing date of the preferred shares and the date of the redemption of the preferred shares.
(The remainder of the page intentionally left blank.)

COMMON STOCK PERFORMANCE GRAPH
The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2003, (with all dividends reinvested), in each of the following:
▪	Royal Bancshares of Pennsylvania, Inc. Class A common stock;

▪	The stock of all United States companies trading on the NASDAQ Global Market;

▪	Common stock of 2008 Peer Group consists of seventeen banks headquartered in the Mid-Atlantic region, trade on the major exchange and have total assets between $750 million and $1.5 billion.

▪	SNL Bank and Thrift Index

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Royal Bancshares of Pennsylvania, Inc.	100.00	114.66	104.60	130.17	57.54	17.89
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank and Thrift	100.00	111.98	113.74	132.90	101.34	58.28
Royal Bancshares Peer Group*	100.00	105.40	102.13	111.22	89.65	78.56

(The remainder of the page intentionally left blank.)

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Item 8:

Income Statement Data	For the years ended December 31,
(In thousands, except share data)	2008	2007	2006	2005	2004
Interest income	$72,764	$86,736	$93,006	$76,460	$67,541
Interest expense	38,109	48,873	46,372	31,796	27,301

Net interest income	34,655	37,863	46,634	44,664	40,240
Provision for loan losses	21,841	13,026	1,803	1	6

Net interest income after loan losses	12,814	24,837	44,831	44,663	40,234

Gain on sale of premises & equipment	1,991	—	—	—	—
Gain on sale of premises & equipment related to real estate owned via equity investments	1,679	1,860	3,036	16,779	—
Income from bank owned life insurance	1,233	875	847	845	966
Service charges and fees	1,186	1,348	1,404	1,293	1,496
Gains on sales related to real estate joint ventures	1,092	350	—	—	—
Income related to real estate owned via equity investments	965	1,384	3,591	747	7,133
Gains on sale of real estate	429	1,111	2,129	2,494	2,102
Gains on sale of loans	190	404	379	508	480
Impairment loss on available-for-sale (“AFS”) securities	(23,388)	—	—	—	—
(Losses) gains on investment securities	(1,313)	5,358	383	227	810
Gain from refinance of assets related to real estate owned via equity investments	—	—	—	1,892	—
Other income	148	198	202	41	173

Total other (loss) income	(15,788)	12,888	11,971	24,826	13,160

(Loss) income before other expenses & income taxes	(2,974)	37,725	56,802	69,489	53,394
Non-interest expense
Salaries and benefits	15,044	12,215	13,451	13,488	10,767
Impairment related to real estate owned via equity investments	1,500	8,500	—	—	—
Expenses related to real estate owned via equity investments	966	1,590	1,606	262	4,780
Impairment related to real estate joint venture	—	5,927	—	—	—
Other	15,023	11,800	9,595	10,981	9,345

Total operating expenses	32,533	40,032	24,652	24,731	24,892

Minority interest	(68)	(1,303)	567	68	555
(Loss) income before tax expense (benefit)	(35,439)	(1,004)	31,583	44,690	27,947
Income tax expense (benefit)	2,643	(1,568)	10,015	12,637	7,914

Net (loss) income	$(38,082)	$564	$21,568	$32,053	$20,033

Basic (loss) earnings per share (1)	$(2.86)	$0.04	$1.60	$2.39	$1.50

Diluted (loss) earnings per share (1)	$(2.86)	$0.04	$1.59	$2.37	$1.48

(1)	Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 5% stock dividend in December 2006, a 2% stock dividend in December 2005, a 2% stock dividend in December 2004, and a 2% stock dividend in January 2004.
(The remainder of the page intentionally left blank.)

Balance Sheet Data	For the years ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Total Assets	1,175,586	1,278,475	1,356,311	1,301,019	1,205,274
Total average assets (2)	1,189,518	1,314,361	1,317,688	1,258,137	1,194,008
Loans, net	671,814	625,193	580,759	539,360	454,775
Total deposits	760,068	770,152	859,457	697,409	742,382
Total average deposits	724,384	869,884	761,267	699,540	761,899
Total borrowings (1)	313,805	339,251	301,203	427,130	304,023
Total average borrowings (1)	307,597	254,757	377,139	350,662	281,747
Total stockholders’ equity	79,687	146,367	163,254	155,508	140,876
Total average stockholders’ equity	131,155	158,695	158,372	145,601	137,622
Return on average assets	(3.20%)	0.04%	1.64%	2.55%	1.68%
Return on average equity	(29.04%)	0.36%	13.62%	22.01%	14.56%
Average equity to average assets	11.03%	12.07%	12.10%	11.57%	11.53%
Dividend payout ratio	(10.52%)	2743.40%	66.10%	40.10%	60.90%

(1)	Includes obligations through VIE equity investments and subordinated debt.

(2)	Includes premises and equipment of VIE.
ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and related notes (see Item 8).
Results of Operations
General: The Company’s results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.
Net Loss/Income: The Company recorded a net loss of $38.1 million in 2008, which amounted to a decrease of $38.6 million from the net income of $564,000 recorded in 2007. The loss was attributed to a higher provision for loan and lease losses related to an increase in non-performing loans, impairment losses on investment securities, a non-cash charge of $15.5 million related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future, a decline in net interest income associated with increased non-performing loans and the negative impact of declining rates on the variable rate segment of the loan portfolio. Partially offsetting these unfavorable charges was a decrease in non-interest expense in the current year, which was attributed to non-recurring real estate joint ventures and real estate owned via equity investment impairment losses recorded in 2007.
Significant matters that impacted earnings in 2008 are as follows:

Impairment losses on investment securities	$23.4 million
Provision for loan and lease losses	$21.8 million
Non-cash charge to establish valuation allowance for deferred tax asset	$15.5 million
Decreased net interest income	$ 3.2 million
Payout of former President’s contract	$ 2.1 million
Impairment losses on investment securities were related to the recent bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman”), the FDIC seizure of Washington Mutual and another bank in Texas, the significant loss of capital in another bank in California and the increased loss severity and credit default rate of two collateralized mortgage obligations. Non-performing loans at December 31, 2008 amounted to $85.8 million representing an increase of $60.4 million from year end 2007. Basic and diluted losses per share were both $2.86 for the 2008 compared to basic and diluted earnings per share of $0.04 in 2007.
The $15.5 million deferred tax asset valuation allowance could be reversed going forward and result in the recognition of an income tax benefit to the extent the Company generates adequate income.
Net income in 2007 amounted to $564,000 versus $21.6 million in 2006. The $21.0 million decrease year over year was due to an increase of $11.2 million in the provision for loan and lease losses related to increased non-performing loans associated with the weakened housing market, a $6.2 million charge associated with impairment in an equity investment in a condominium project, and a $5.9 million impairment charge for a real estate joint venture. Basic and diluted earnings per share were $0.04 for 2007, while basic and diluted earnings per share were $1.60 and $1.59, respectively for 2006.
Net Interest Income: Net interest income is the Company’s primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on assets and liabilities. In turn, these factors are influenced by the pricing and mix of the Company’s interest-earning assets and funding sources. Additionally, net interest income is affected by market and economic conditions, which influence rates on loan and deposit growth.
The Company utilizes the effective yield interest method for recognizing interest income as required by SFAS 91. This pronouncement also guides our accounting for nonrefundable fees and costs associated with lending activities such as discounts, premiums, and loan origination fees. In the case of loan restructurings, if the terms of the new loan resulting from a loan refinancing or restructuring other than a troubled debt restructuring are at lease as favorable to the Company as the terms for comparable loans to other customers with similar collection risks who are not refinancing or restructuring a loan with the Company, the refinanced loan is accounted for as a new loan. This condition is met if the new loan’s effective yield is at least equal to the effective yield for such loans. Any unamortized net fees or costs and any prepayment penalties from the original loan shall be recognized in interest income when the new loan is granted.
Net interest income was $34.7 million in 2008 as compared to $37.9 million in 2007. The decrease in net interest income in 2008 of $3.2 million was primarily due to the 400 basis point decline in the prime rate and the increase in non-performing loans which was partially offset by lower rates for brokered and retail certificates of deposit. (See the “Average Balance” table included in this discussion.) Despite the reduction, the net interest margin of 3.11% earned in 2007 increased four basis points to 3.15% for 2008.
Net interest income was $37.9 million in 2007 as compared to $46.6 million in 2006. The decrease in net interest income in 2007 of $8.7 million was primarily due the increase in non-performing loans during 2007 as well as a decrease in loan fee income of approximately $3.0 million. During 2006, the Company collected a $1.5 million prepayment fee from a borrower. As a result of the items noted above, the net interest margin of 3.11% earned in 2007 was lower than the 3.87% recorded in 2006.
Other: For 2007, included in the operating results is a $1.0 million reduction to net income related to the following accounting errors: a $667,000 reduction in net income resulting from an accounting error related to investments in real estate joint ventures, a $417,000 reduction in net income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment and an increase in net income of $60,000 related to an error in the accounting for deferred loan costs per SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
Business Segments: Under SFAS No. 131, “Segment Reporting”, management of the Company has identified three reportable operating segments, “Community Banking”, “Tax Liens” and “Equity Investments”; and two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, “RBA Leasing” and “RBA Capital” (“Other” in the segment table in “Note B — Segment Information” to the Consolidated Financial Statements).

▪	Community Bank segment: At December 31, 2008, the Community Bank had total assets of $1.0 billion, a decrease of $130.4 million or 11% from $1.2 billion at December 31, 2007. Total deposits declined $10.1 million or 1% from $770.2 million at December 31, 2007 to $760.1 million at December 31, 2008. Net interest income for 2008 was $27.4 million compared to $34.4 million for 2007 representing a $7.0 million, or 20%, decline. The reduction in net interest income is primarily related to the 400 basis point drop in the prime rate coupled with the increase in non-performing assets. For 2008, non-interest income was a loss of $19.1 million compared to non-interest income of $8.5 million for 2007. This loss is mostly attributed to $23.4 million in impairment charges recorded on the available-for-sale investment portfolio. In 2008 non-interest expense was $26.1 million, an increase of $4.8 million, or 23%, from $21.3 million in 2007. The increase is mostly attributed to the $2.1 million payout of the formers President’s contract and $1.3 million increase in legal and professional fees. The net loss for 2008 was $38.3 million compared to net income of $3.6 million.

▪	Tax Lien segment: At December 31, 2008, the Tax Lien segment had total assets of $85 million compared to $63.2 million at December 31, 2007 representing an increase of $21.8 million, or 34%. Net interest income doubled from $2.4 million in 2007 to $4.8 million in 2008. The provision for losses grew from $150,000 in 2007 to $2.6 million in 2008. The increase in the provision was related to a specific reserve for a portfolio described under “Credit Quality” in the non-accrual loan section. Non-interest income was $560,000 in 2008 compared to $1.1 million in 2007. Non-interest income is derived mostly from the gains on sale of OREO property. Non-interest expense was $2.0 million for 2008 compared to $1.6 million for 2007. Net income was $781,000 in 2008 compared to $979,000 for 2007.

▪	Equity Investment segment: At December 31, 2008 the Equity Investment segment had total assets of $17.4 million compared to $22.7 million at December 31, 2007 representing a decline of $5.3 million, or 23%. Net losses were $351,000 for 2008 compared to net losses of $4.2 million for 2007. The losses reflect impairment charges resulting from the downturn in the real estate market that continued into 2008.
Impairment of Investments in Real Estate Joint Ventures: In 2007, Royal Bank incurred an impairment expense of $5.9 million relating to an investment in a real estate joint venture for the construction of a 55 unit condominium project. RIA, a subsidiary of Royal Bank, is a limited partner in an apartment to condominium project. During 2007 this partnership made a determination that because of a downturn in the market for homes, its assets became impaired by approximately $8.5 million. RIA has $6.6 million as the remaining amount of its investment in this project. Since RIA is a limited partner and does not guarantee any partnership debt, $6.6 million is the maximum exposure in this investment. See “Note A.8 and Note A.18 Summary of Significant Accounting Policies” to the Consolidated Financial Statements.
Interest Income: For the full year December 31, 2008, total interest income amounted to $72.8 million versus $86.7 million for full year 2007 resulting in a decline of $13.9 million, or 16%. The decrease was attributable to both a lower level and yield on average interest earning assets year over year. Average interest earning assets for 2008 of $1.1 billion declined $118.5 million, or 10%, which was comprised of a decline in average cash and cash equivalents of $12.9 million, or 34%, a decline in average investment securities of $145.7 million, or 27%, and a partially offsetting increase in average total loans of $40.1 million, or 6%. The decline in investment securities occurred primarily during the first half of 2008 and resulted from maturities and calls on investments, primarily government agencies; management elected not to replace them in order to maintain strong capital ratios during the current weak housing market and economy. The growth in average total loans during 2008 resulted from new business relationships, new advances under existing lines of credit and a lower level of loan payoffs resulting from the weak economy.
The decline in the yield on average interest earning assets also contributed to the decline in interest income year over year (6.61% in 2008 versus 7.12% in 2007). This 51 basis point decline was related to a decline of 331 basis points on cash and cash equivalents and a 151 basis point decline in total loans, which were partially offset by a 43 basis point increase in the yield on investment securities. The decline in the yield on cash and cash equivalents year over year was attributed to a steep decline in short term market interest rates from the fourth quarter of 2007 through the fourth quarter of 2008. The 151 basis point decline in the yield on average total loans, which amounted to 7.37% during 2008, resulted from lower market interest rates, which impacted new loans as well as existing prime-based loans and the significant increase in non-performing loans. For 2008, interest income on loans declined by $6.7 million, of which $5.1 million was attributed to lost interest on non-accrual loans. In addition during 2008, the prime rate declined by 400 basis points to 3.25%, which negatively impacted the interest income associated with the variable rate loan portfolio. At year end 2008, the variable rate portfolio represented 56% of total loans; however the Company was able to mitigate a portion of this negative impact through the utilization of rate floors in many of the commercial loan agreements that exceeded the current prime rate.
At December 31, 2008, non-performing loans to total loans amounted to 12% of total loans, whereas the same ratio at December 31, 2007, amounted 4%. The total interest income lost as a result of non-performing loans during 2008 amounted to $5.1 million. These unfavorable yield declines were partially offset by an increase in the yield on investment securities, which increased from 5.18% to 5.61% year over year. The improvement in investment securities yield year over year was associated with the reduction in government agency securities during the first half of 2008, which generally had a lower yield relative to the remainder of the investment portfolio.
Interest income for 2007 amounted to $86.7 million, which amounted to a decline of $6.3 million from the level of $93.0 million in 2006. The change year over year was attributed to an increase in the level of non-performing loans during 2007 coupled with a decrease of loan fee income of approximately $3.0 million. During 2006, the Company collected a $1.5 million prepayment fee from a borrower.
Interest Expense: Interest expense of $38.1 million for the full year 2008 decreased $10.8 million, or 22%, from the level in 2007 resulting from a decline in average interest-bearing deposits and a reduction in the interest rates paid for liabilities year over year. Average interest-bearing liabilities in 2008 amounted to $974.8 million, which represented a decline of $81.3 million, or 8%, from the prior years’ average. This change was primarily comprised of a decline in average interest-bearing deposits of $134.1 million, or 17%, and an increase in average borrowings, mainly PNC borrowings, of $60.5 million, or 29%. This net decline in interest-bearing liabilities reflected reduced funding needs related to a reduction of investments securities. In addition, management was able to shift the funding mix of interest-bearing liabilities by allowing maturing higher cost certificates of deposit in a very competitive deposit market to run-off and utilizing more cost-effective FHLB advances and PNC borrowings.
Rates paid on all major liability categories declined year over year resulting from the general decline in market rates attributed to the Federal Reserve’s lowering of the prime rate by 400 basis points during 2008. The most significant declines are as follows: certificates of deposits declined by 66 basis points, money market accounts declined by 131 basis points, borrowings declined by 42 basis points and subordinated debt declined by 117 basis points.
Interest expense of $48.9 million for the year ended December 31, 2007 increased $2.5 million from the level of 2006 due to an increase in the average rates paid on interest bearing liabilities, primarily for money market accounts, time deposits and subordinated debt. The average interest rate paid on time deposits in 2007 relative to the prior year amounted to an increase of 45 basis points and an increase in money market accounts of 96 basis points, while the increase in the interest rate paid on subordinated debt increased by 20 basis points.
Net Interest Margin: The net interest margin of 3.15% during 2008 amounted to a modest increase of 4 basis points above the level of 3.11% for 2007. The negative impact of falling interest rates on the variable rate segment of the loan portfolio and the added impact of the increased level of non-performing loans added to the already existing net interest margin compression. However management was able to mitigate this negative effect by shifting the mix of earning assets through redeploying part of the matured and called investment securities into higher yielding loans and not replacing the remainder thereby reducing the overall size of the balance sheet. The shifting of liabilities more towards cost-effective FHLB advances and PNC borrowings and away from maturing higher cost certificates of deposit also contributed to the modest increase in net interest margin. In addition, immediate savings were realized for interest bearing deposits other than time deposits as market interest rates declined during 2008.
The net interest margin amounted to 3.11% in 2007 compared to 3.87% in 2006. The decrease in the margin resulted from an increase in non-performing loans in 2007, a reduction in loan fee income year over year, a decline in the yield on variable rate loans in the fourth quarter of 2007 and an increase in the average rates paid on time deposits and money market accounts in 2007 versus 2006.

Average Balances
The following table represents the average daily balances of assets, liabilities and stockholders’ equity and the respective interest earned and paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

	For the years ended December 31,
	2008			2007			2006
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$23,788	$495	2.08%	$35,158	$1,896	5.39%	$7,361	$377	5.12%
Federal funds	1,323	24	1.81%	2,900	147	5.07%	844	43	5.09%
Investment securities
Held to maturity	56,658	3,241	5.72%	205,686	10,032	4.88%	255,448	11,830	4.63%
Available for sale	341,982	19,141	5.60%	338,620	18,143	5.36%	323,172	17,377	5.38%

Total investment securities	398,640	22,382	5.61%	544,306	28,175	5.18%	578,620	29,207	5.05%
Loans
Commercial demand loans	395,109	25,270	6.40%	376,002	31,874	8.48%	372,623	33,889	9.09%
Real estate secured	256,124	22,153	8.65%	238,929	22,187	9.29%	233,816	28,158	12.04%
Other loans	25,528	2,440	9.56%	21,681	2,457	11.33%	12,152	1,332	10.96%

Total loans	676,761	49,863	7.37%	636,612	56,518	8.88%	618,591	63,379	10.25%

Total interest earnings assets	1,100,512	72,764	6.61%	1,218,976	86,736	7.12%	1,205,416	93,006	7.72%

Non interest earnings assets
Cash & due from banks	7,552			12,369			16,559
Other assets	106,447			97,649			109,031
Allowance for loan loss	(23,301)			(12,405)			(11,066)
Unearned discount	(1,692)			(2,228)			(2,252)

Total non-interest earning assets	89,006			95,385			112,272

Total assets	$1,189,518			$1,314,361			$1,317,688

Liabilities & Shareholders’ Equity
Deposits
Savings	$15,125	$76	0.50%	$16,461	$85	0.52%	$18,549	$98	0.53%
Now	48,414	894	1.85%	52,975	1,185	2.24%	59,472	1,473	2.48%
Money market	168,972	4,947	2.93%	199,921	8,486	4.24%	226,920	7,454	3.28%
Time deposits	434,662	19,497	4.49%	531,965	27,384	5.15%	393,685	18,503	4.70%

Total interest bearing deposits	667,173	25,414	3.81%	801,322	37,140	4.63%	698,626	27,528	3.94%
Federal funds	—	—	0.00%	—	—	0.00%	—	—
Borrowings	266,284	11,008	4.13%	205,823	9,374	4.55%	308,236	14,051	4.56%
Obligation through VIE equity investments	15,539	251	1.62%	23,160	623	2.69%	43,129	3,108	7.21%
Subordinated debt	25,774	1,436	5.57%	25,774	1,736	6.74%	25,774	1,685	6.54%

Total interest bearing liabilities	974,770	38,109	3.91%	1,056,079	48,873	4.63%	1,075,765	46,372	4.31%

Non interest bearing deposits	57,211			68,562			62,641
Other liabilities	26,382			31,025			20,550

Total liabilities	1,058,363			1,155,666			1,158,956
Stockholders’ equity	131,155			158,695			158,732

Total liabilities and stockholder’s equity	$1,189,518			$1,314,361			$1,317,688

Net interest income		$34,655			$37,863			$46,634

Net interest margin			3.15%			3.11%			3.87%

(1)	Non-accrual loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

(2)	Portions of interest related to obligations through VIE are capitalized on the VIE’s books.
(The remainder of the page intentionally left blank.)

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the years ended December 31, 2008 and 2007, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	2008 versus 2007			2007 versus 2006
	Changes due to:			Changes due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Short term earning assets
Interest bearing deposits in banks	$(237)	$(1,164)	$(1,401)	$1,504	$15	$1,519
Federal funds sold	(28)	(95)	(123)	104	—	104

Total short term earning assets	(265)	(1,259)	(1,524)	1,608	15	1,623

Investments securities
Held to maturity	(8,583)	1,790	(6,793)	(2,256)	458	(1,798)
Available for sale	255	745	1,000	814	(48)	766

Total Investments securities	(8,328)	2,535	(5,793)	(1,442)	410	(1,032)

Loans
Commercial demand loans	1,329	(6,984)	(5,655)	380	(6,962)	(6,582)
Commercial mortgages	634	(2,161)	(1,527)	278	(33)	245
Residential and home equity loans	(267)	(147)	(414)	(340)	(17)	(357)
Leases receivables	459	(380)	79	892	256	1,148
Real estate tax liens	1,900	7	1,907	649	557	1,206
Other loans	(26)	(70)	(96)	(18)	(4)	(22)
Loan fees	(949)	—	(949)	(2,499)	—	(2,499)

Total loans	3,080	(9,735)	(6,655)	(658)	(6,203)	(6,861)

Total increase (decrease) in interest income	$(5,513)	$(8,459)	$(13,972)	$(492)	$(5,778)	$(6,270)

Interest expense
Deposits
NOW and money market	$(1,227)	$(2,603)	$(3,830)	$(842)	$1,578	$736
Savings	(7)	(2)	(9)	(8)	(5)	(13)
Time deposits	(4,633)	(3,254)	(7,887)	5,227	3,662	8,889

Total deposits	(5,867)	(5,859)	(11,726)	4,377	5,235	9,612

Borrowings
Borrowings	2,558	(928)	1,630	(4,307)	(367)	(4,674)
Trust preferred	—	(296)	(296)	—	48	48

Total Borrowings	2,558	(1,224)	1,334	(4,307)	(319)	(4,626)

Total increase (decrease) in interest expense	(3,309)	(7,083)	(10,392)	70	4,916	4,986

Total increase (decrease) in net interest income	$(2,204)	$(1,376)	$(3,580)	$(562)	$(10,694)	$(11,256)

Provision for Possible Loan and Lease Losses
The provision for loan and lease losses was $21.8 million in 2008 compared to $13.0 million in 2007. The increase in the provision was primarily the result of an $8.3 million specific provision based on the Company’s calculation of allowance for individual impaired loans during 2008. The remaining 2008 provision was the formula allowance reflecting historical losses, as adjusted by loan category and additional provision related to new loans.
The Company recorded a $13.0 million provision for loan and lease losses in 2007. The provision included $7.8 million in specific provision based on the Company’s calculation of allowance for individual impaired loans during 2007. The remaining 2007 provision of $5.2 million was the formula allowance reflecting historical losses, as adjusted by loan category.
The Company recorded a $1.8 million provision for loan and lease losses in 2006. The provision included a $238,000 specific reserve for impaired loans and the remaining provision was used for the formula allowance reflecting historical losses, as adjusted, by loan category.

Non-Interest (Loss) Income
Non-interest income includes service charges on depositors’ accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and traveler’s checks, and similar activities. In addition, other forms of non-interest income are derived from changes in the cash value of bank owned life insurance (“BOLI”), and income relating to real estate owned via equity investment. Most components of non-interest income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities, other real estate owned, and real estate owned via equity investments. From period to period these sources of income may vary considerably. Service charges on depositors’ accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.
Total non-interest (loss) income decreased $28.7 million from income of $12.9 million in 2007 to a loss of $15.8 million in 2008. This decrease was mainly attributed to impairment losses on AFS securities of $23.4 million during 2008, a decrease in gains from the sale of AFS securities of $6.7 million ($1.3 million loss in 2008 compared to a $5.4 million gain in 2007) and a decrease in gains from the sale of other real estate owned of $682 thousand. These decreases were partially offset by a $2.0 million increase in gains from the sale of premises and a $742 thousand increase from gains on sales related to real estate joint ventures. The impairment losses on AFS investment securities of $18.4 millions were associated with corporate bonds of Lehman and Washington Mutual, two collateralized mortgage obligations (“CMO”) that were deemed by management to be “other than temporarily impaired” and were written down to zero value, and preferred stock held in two financial institutions. In addition, the Company recorded a $5 million impairment charge on a CMO that was pledged as collateral for a swap with Lehman Brothers Special Financing, Inc. (“LBSF”) in connection with an interest rate swap master agreement entered into in 2002 between the Company and LBSF. As a consequence of the bankruptcy filing of Lehman an affiliate of LBSF, in September 2008, the interest rate swap agreement was terminated and the Company demanded return of its collateral. In October 2008, the Company sued LBSF to recover possession of its collateral. The Company intends to continue to vigorously pursue the return of the collateral pledged in connection with the interest rate swap. Because of the uncertainty surrounding the litigation and the bankruptcy of Lehman, the Company recorded an “other than temporary” impairment charge of $5.0 million representing the entire carrying value of the collateral as of December 31, 2008.
In 2007, total non-interest income increased $917 thousand to $12.9 million from December 31, 2006. This increase was attributed to a $5.0 million increase in gains from the sale of available for sale securities, which was partially offset by a $1.0 million reduction in gains from the sale of other real estate owned, a $1.2 reduction in the gains from the sale of premises and equipment related to real estate owned via equity investments, and a $2.2 million decrease in income related to real estate owned via equity investments.
Non-Interest Expense
Non-interest expense amounted to $32.5 million in 2008, which represented a decrease of $7.5 million, or 19%, from the level of the previous year. Significant decreases in both impairment of real estate owned via equity investment and impairment of real estate joint ventures year over year coupled with reduced expenses related to real estate owned via equity investment were partially offset by expense increases associated with salaries and employee benefits, professional and legal fees, and other operating expenses. Impairment of real estate owned via equity investment related to a real estate partnership project to convert apartments into condominiums, amounted to $1.5 million in 2008 due to lower projected operating cash flows, but was substantially lower than $8.5 million recorded in 2007. Additionally, there was no impairment of real estate joint venture in 2008 as opposed to an impairment charge of $5.9 million in 2007 for an investment to fund the construction of a 55 unit condominium building. Salaries and wages of $11.7 million increased by $2.5 million, or 27%, from the level in 2007, due to the contract payout of the former Company president of $2.1 million, routine salary increases related to annual merit and promotional raises, which was modestly offset by the elimination of management bonuses in 2008. Employee benefits increased from $3.0 million to $3.3 million, or 12%, year over year, due primarily to the increased cost of medical insurance during the past year. Professional and legal fees of $3.8 million in 2008 increased 89% from $2.0 million in 2007 expense due primarily to increased legal and consulting expenses related to non-performing loans, recruiting expenses for senior management and litigation.

Other operating expense of $7.7 million increased $950,000, or 14%, from the level in 2007. This category is comprised of the following expenses: data processing, postage, FDIC insurance, telephone, travel and entertainment, advertising, director fees, printing and supplies, internal and external audit, dues and subscriptions and other miscellaneous expenses. The increase was mainly attributable to the higher FDIC insurance paid by the Company during 2008 due to increased rates initiated in July of 2007, higher loan related expenses and modest price increases for outside services.
Non-interest expense increased $15.3 million to $40.0 million in 2007, compared to $24.7 million in 2006. Contributing to this increase was recognition of impairment in a real estate investment via an equity investment of $8.5 million and a $5.9 million charge related to impairment in a real estate joint venture. Increases in other operating expenses, occupancy and equipment expenses and employee benefits also contributed to this increase. Partially offsetting these increases was a decrease in salaries and wages related to an accounting error in the accounting for deferred loan costs per SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Accruing Loans and Initial Direct Costs of Leases.”
Accounting for Income Tax Expense (Benefit)
The Company recorded tax expense of $2.6 million in 2008, compared to a tax benefit of $1.6 million in 2007. Although the Company recorded a $35.4 million net loss for 2008, the tax expense was the result of the Company establishing a $15.5 million valuation allowance for the deferred tax asset.
The Company recorded a $1.6 million tax benefit in 2007, compared to tax expense of $10.0 million in 2006. The 2007 tax benefit was the result of the Company recording a $1.0 million loss before income taxes during 2007 and the tax benefit associated with the organization of the Royal Captive Insurance Company during 2007.
As of December 31, 2008, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. As a result, the Company recorded a non-cash charge of $15.5 million in the consolidated statement of income in the three month period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future.
Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate (2008) benefit (2007) for the twelve months ended December 31, 2008 and 2007 was (7.5)% and 156.2%, respectively. Our effective tax rate is different from the federal statutory rate of 35% primarily due to the benefits related to certain insurance that is non-taxable, equity investments that provide tax credits, the establishment of a valuation allowance of $15.5 million during 2008 and our holdings of tax-exempt investments.
Accounting for Debt and Equity Securities
The Company accounts for investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires investments in securities to be classified in one of three categories; held to maturity, trading or available for sale. Debt securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of shareholders’ equity and excluded from the determination of net income.
Financial Condition
Total assets decreased $102.9 million, or 8%, to $1.2 billion at December 31, 2008 from $1.3 billion at year-end 2007.
Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents increased $3.4 million from $10.9 million at December 31, 2007 to $14.3 million at December 31, 2008. The average balance of cash and cash equivalents was approximately $32.7 million for 2008 versus $50.4 million for 2007. The majority of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds. The excess cash is invested daily in overnight and federal funds. The average balance of these funds that earn interest was $23.8 million in 2008.
Investment Securities Held to Maturity (“HTM”): During the third quarter of 2008, the Company reclassified the remainder of its HTM investment securities to available-for-sale. The transferred investment securities had a total book value of $37.6 million and a fair value of $34.7 million. The unrealized loss of $2.9 million on these securities was recorded, net of tax, as other comprehensive income, an adjustment to stockholders’ equity. The Company has the intent and the ability to hold these securities until they recover or mature. As a result per SFAS 115, the Corporation will not classify any future purchases of investment securities as HTM for at least two years. HTM investment securities were $142.9 million at December 31, 2007. The year-over-year decrease was primarily due to agency bonds being called during the year coupled with a $25.0 million CDO backed by Ambac Assurance Corporation that paid in full due to the bankruptcy filing of Lehman.
Investment Securities Available for Sale (“AFS”): AFS investment securities represent 31% of average earning assets during 2008 and consist of government secured agency bonds, government secured mortgaged-backed securities, collateralized mortgage obligations (“CMOs”), collateralized debt obligations (“CDOs”), capital trust security issues of regional banks, domestic corporate debt and third party managed equity funds. At December 31, 2008, AFS investment securities were $350.3 million as compared to $375.3 million at December 31, 2007, a decline of $25.0 million. This decrease was primarily related to the net unrealized loss on the portfolio growing from $635,000 to $33.5 million due to interest rate changes subsequent to the purchase of securities, the turbulent credit and illiquid financial markets; and the current uncertainty in the economic environment.
Loans: The Company’s primary earning assets are loans, representing approximately 61% of average earning assets during 2008. The loan portfolio consists primarily of business demand loans and commercial mortgages secured by real estate and to a significantly lesser extent, residential loans comprised of one to four family residential, leases and home equity loans. During 2008, total loans increased $56.2 million to $700.7 million at December 31, 2008 from $644.5 million at December 31, 2007 primarily due to an increased demand for commercial loans that were being offered at competitive rates coupled with an increase in volume from Royal Asian, Royal Leasing and RTL. During the fourth quarter of 2007, management decided to curtail all mezzanine lending.
Non-residential real estate and construction loans make up a significant portion of our loan portfolio. At December 31, 2008 they represented 71% of total loans. Management believes our current loan loss reserve is adequate to cover losses arising from commercial and construction loans. We continue to monitor these loans, with emphasis on residential development loans, due to the continuing deterioration in market conditions to evaluate the impact these loans will have on our loan loss reserve.
Allowance for loan and lease losses: The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by loan category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

The Company uses three major components in determining the appropriate value of the loan and lease loss allowance: standards required under SFAS No. 114, an historical loss factor, and an environmental factor. Utilizing standards required under SFAS No. 114, loans are evaluated for impairment on an individual basis considering current collateral values (current appraisals or rent rolls for income producing properties), all known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Once a loan is determined to be impaired (or is classified) such loans will be deducted from the portfolio and the net remaining balance will used in the historical and environmental analysis.
The formula allowance, which is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon a five year rolling average of the historical loss experienced. The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio including: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level.
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
A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company’s calculation of the potential loss in individual loans. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio when management becomes aware that losses incurred may exceed those determined by application of the risk factors.
(The remainder of the page intentionally left blank.)

Analysis of the Allowance for Loan and Lease Losses:

	For the years ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Total Loans	$700,722	$644,475	$602,958	$549,636	$467,294

Daily average loan balance	$676,761	$636,612	$618,591	$510,349	$471,526

Allowance for loan and lease losses:
Balance at the beginning of the year	$19,282	$11,455	$10,276	$12,519	$12,426
Charge offs by loan type:
Single family residential	37	195	631	142	197
Single family residential-mezzanine	2,220	—	—	—	—
Construction and land development	3,852	2,408	—	—	—
Construction and land develop-mezzanine	1,540	1,579	—	—	—
Real Estate – non-residential	1,330	294	5	2,162	1
Real Estate – non-residential-mezzanine	1,675	—	—	—	—
Leases	642	286	11	—	—
Commercial and industrial	1,009	704	—	28	—
Tax certificates	22	—	25	1	6
Other	—	—	73	2	—

Total charge offs	12,327	5,466	745	2,335	204
Recoveries by loan type:
Construction and land development	—	34	—	—	—
Single family residential	6	28	100	68	249
Real Estate – non-residential	—	4	14	7	1
Commercial and industrial	106	201	2	12	37
Other	—	—	5	4	4

Total recoveries	112	267	121	91	291

Net loan (charge off’s) recoveries	(12,215)	(5,199)	(624)	(2,244)	87
Provision for loan and lease losses	21,841	13,026	1,803	1	6

Balance at end of year	$28,908	$19,282	$11,455	$10,276	$12,519

Net (charge-offs) recoveries to average loans	(1.80%)	(0.82%)	(0.10%)	(0.44%)	0.02%

Allowance to total loans at year-end	4.13%	2.99%	1.90%	1.87%	2.68%

(The remainder of the page intentionally left blank.)

Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		outstanding		outstanding		outstanding		outstanding		outstanding
		loans in each		loans in each		loans in each		loans in each		loans in each
	Reserve	category to	Reserve	category to	Reserve	category to	Reserve	category to	Reserve	category to
(In thousands, except percentages)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial and industrial	$2,403	12.3%	$2,124	12.0%	$559	7.0%	$494	5.0%	$964	8.0%
Construction	11,548	23.8%	7,674	14.4%	4,117	29.0%	3,230	31.0%	1,699	23.0%
Land development (1)	2,359	10.6%	—	12.2%	—	—	—	—	—	—
Construction and land development — mezzanine	1,415	0.3%	2,493	1.0%	409	1.0%	167	1.0%	19	0.0%
Single family residential	747	3.9%	1,014	6.5%	845	7.0%	925	8.0%	1,163	10.0%
Real Estate — non-residential	5,172	33.4%	4,746	40.5%	4,941	46.0%	4,758	41.0%	6,761	46.0%
Real Estate — non-residential — mezzanine	1,188	0.6%	204	1.4%	224	1.0%	374	1.0%	351	2.0%
Real Estate — multi-family	133	2.0%	59	1.1%	36	1.0%	145	4.0%	99	3.0%
Real Estate — multi-family — mezzanine	—	0.0%	6	0.5%	20	1.0%	132	1.0%	—	0.0%
Tax certificates	2,735	9.1%	185	7.1%	—	5.0%	—	6.0%	—	7.0%
Lease financing	1,183	3.7%	763	3.1%	293	2.0%	75	1.0%	—	0.0%
Other	15	0.2%	14	0.2%	11	0.0%	41	1.0%	63	1.0%
Unallocated	10	0.0%	—	—	—	—	(65)	—	1,400	—

Total	$28,908	100.0%	$19,282	100.0%	$11,455	100.0%	$10,276	100.0%	$12,519	100.0%

(1)	Beginning in 2008, the Company began segregating land development loans from the rest of the loan portfolio.
The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and the Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $21.8 million in 2008 compared to $13.0 million in 2007. The increase in the provision was the result of an $8.3 million increase in the specific reserve based on the Company’s FAS 114 analysis. The increase in the provision for loan and lease losses during 2008 is a reflection of the deteriorating real estate market that continued from 2007 into 2008. It has caused housing sales to slow and has negatively impacted construction loans throughout the banking industry. This weak sales market has affected land development, construction and mezzanine loans of the Company. Consequently, non-accrual loans increased $60.4 million from $25.4 million at December 31, 2007 to $85.8 million at December 31, 2008. Construction, commercial and non-residential real estate loans represented 64%, 14% and 11%, of the total December 31, 2008 non-accrual loans, respectively. The downturn in the real estate market is also reflected in the charge-offs of construction and land development loans and construction and land development mezzanine loans. These two loan categories represented $6.5 million or 53% of total charge-offs in 2008.
The provision for loan and lease losses was $13.0 million in 2007 compared to $1.8 million in 2006. The increase in the reserve was primarily the result of a $7.8 million specific provision based on the Company’s calculation of potential losses in individual impaired loans during 2007. The remaining 2007 provision of $5.2 million was the formula allowance reflecting historical losses, as adjusted by credit category. The increase in the provision for loan and lease losses during 2007 is a reflection of the impact of the deteriorating economic conditions as it pertains to real estate related loans. This is shown by the $18.7 million increase in non-accrual loans from $6.7 million at December 31, 2006 to $25.4 million at December 31, 2007. Construction loans and non-residential real estate loans represented 69% and 25% of the total December 31, 2007 non-accrual loans, respectively. The downturn in the real estate market is also reflected in the charge-offs of construction and land development loans and construction and land development mezzanine loans. These two loan categories represented $4.0 million or 73% of total charge-offs in 2007.
 The Company recorded a $1.8 million provision for loan and lease losses in 2006. The construction loan provision of $501,000 was primarily the result of the addition of five mezzanine construction loans in the amount of $10.3 million during 2006. The non-mezzanine construction loan provision was $148,000.  The 2006 provision associated with non-residential real estate loans was $1.0 million. This provision included the specific reserve related to the addition of one non-residential real estate impaired loan during 2006. The remaining non-residential real estate provision in 2006 is due to the non-specific provision related to the non-residential real estate mezzanine loan growth of $3.4 million and the non-residential real estate loan increase of $48.5 million. The $218,000 provision for leases is the result of the $10.8 million increase in leases during 2006. The remaining 2006 loan category provisions were related to the increase or decrease in the individual loan categories experienced during 2006. The 0.10% net charge offs experienced during 2006 did not materially impact the historical provision requirement for any loan category. Non-accrual loans were $6.7 million at December 31, 2006.
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
Management believes that the allowance for loan and lease loss at December 31, 2008 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination. During 2008, there were changes in assumptions that affected the allowance. These changes included increasing the risk factors as a result of deteriorating economic conditions on both a local and national level as it pertains to construction and land development loans, non-residential real estate loans and single family residential loans. The Company also increased the risk factors associated with the rise in the trends in delinquencies of both construction and multi-family real estate loans. The risk factors were also increased for both construction and land development mezzanine loans and non-residential real estate loans mezzanine loans.
Additionally, in 2007, the Company determined that three real estate acquisition, development and construction (“ADC”) loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and SFAS No. 66, “Accounting for Sales of Real Estate.” An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The Company reclassified two of these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building, which was paid off during the second quarter of 2008, which resulted in a gain on sales related to real estate joint ventures of $1.1 million, and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. The third investment in the amount of $2.5 million was classified as an investment in a real estate joint venture at December 31, 2007 and was to fund the acquisition of a marina project. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007 and the impairment was charged to operating expenses during the same quarter. As of December 31, 2008, the balance of the marina investment was $2.5 million, for a total investment in real estate joint ventures of $2.5 million.
Deposits: The Company’s deposits are an important source of funding. Total deposits decreased $10.1 million, or 1%, from $770.2 million at December 31, 2007 to $760.1 million at December 31, 2008. This slight decline occurred in demand deposits. At December 31, 2008, brokered deposits were $218.2 million as compared to $167.7 million at December 31, 2007. NOW, money markets and savings deposits decreased $56.8 million, or 21%, from $265.8 million at December 31, 2007 to $209.0 million at December 31, 2008. Time deposit accounts increased $55.4 million, or 13%, from $444.8 million at December 31, 2007 to $500.1 million at December 31, 2008. Declines in the stock market and current economic conditions caused customers to shift their deposits into the higher interest-bearing products. Demand deposits decreased $8.7 million, or 15%, which was primarily due to significant market competition.
FHLB Borrowings: Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Short term advances decreased $65.0 million to $37.0 million at December 31, 2008 from $102.0 million at December 31, 2007. This decrease was due primarily to the paydown of overnight borrowings during the first half of 2008 as a result of agency bonds being called. Long term advances for the periods ending December 31, 2008 and 2007 were $193.6 million and $187.5 million, respectively.
Other Borrowings: During 2004, the Company completed a private placement of trust preferred securities in the aggregate amount of $25.0 million for a term of 30 years with a call feature of 5 years. These securities are eligible to be called in October 2009 by the Company. The maturity date of these securities is October 2034. During 2006, the Company entered into a borrowing relationship with PNC Bank in the amount of $5.6 million. Monthly payments reduced this balance to $5.1 million at December 31, 2008. During 2008, the Company increased the borrowings outstanding with PNC by $40 million. These repurchase agreements are callable between 2011 and 2013 and have a final maturity date of January 7, 2018. In addition, as result of the adoption of FIN 46(R) the Company consolidated into its statement of condition $18.6 million of debt related to a real estate equity investment of which none is guaranteed by the Company.
Other Liabilities: At December 31, 2008, other liabilities increased $1.8 million from December 31, 2007. This was mainly due to an increase of $1.1 million related to unfunded pension plan obligations.
Stockholders’ Equity: Shareholders’ equity decreased $66.7 million or 45% in 2008 to $79.7 million primarily due to net losses of $38.1 million, an increase in accumulated other comprehensive loss of $24.5 million, cash dividends paid of $4.0 million, and repurchases of common stock for $946,000. On February 20, 2009, the Company received approximately $30.4 million via the issuance of preferred stock under the TARP CPP established by the Treasury – (See Note T Subsequent Events below).
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
Liquidity: Liquidity is the ability of the financial institution to ensure that adequate funds will be available to meet its financial commitments as they become due. In managing its liquidity position, the financial institution evaluates all sources of funds, the largest of which is deposits. Also taken into consideration is the repayment of loans. These sources provide the financial institution with alternatives to meet its short-term liquidity needs. Longer-term liquidity needs may be met by issuing longer-term deposits and by raising additional capital.
The Company generally maintains a liquidity ratio equal to or greater than 25% of total deposits and short-term liabilities. Liquidity is specifically defined as the ratio of net cash, short term and marketable assets to net deposits and short-term liabilities. The liquidity ratio for the years ended December 31, 2008, 2007, and 2006 was 27%, 38%, and 41%, respectively. Management believes that the Company’s liquidity position continues to be adequate and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.
Our funding decisions can be influenced by unplanned events, which include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. In 2009, the Federal Home Loan Bank of Pittsburgh notified Royal Bank that they were being placed on full delivery status meaning that all current and future borrowings must be fully collateralized. The available amount for future borrowings will be based on the amount of collateral to be pledged. We have a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, events could arise that may render sources of liquid funds unavailable in the future when required.
Contractual Obligations and Other Commitments: The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2008.

	For the year ended December 31, 2008
		Less than one	one to three	four to five	More than five
(In thousands)	Total	year	years	years	years
FHLB advances	$230,569	$37,000	$92,500	$101,069	$—
Operating leases	2,737	1,079	1,272	386	—
PNC Bank	45,112	—	—	—	45,112
Benefit obligations	7,306	57	1,014	1,262	4,973
Commitments to extend credit	1,840	1,840	—	—	—
Standby letters of credit	4,563	4,563	—	—	—
Subordinated debt	25,774	—	—	—	25,774
Non-interest bearing deposits	50,886	50,886	—	—	—
Interest bearing deposits	209,040	90,642	118,398	—	—
Time deposits	500,142	257,004	226,013	12,655	4,470

Total	$1,077,969	$443,071	$439,197	$115,372	$80,329

Interest-Rate Sensitivity: Interest rate sensitivity is a function of the repricing characteristics of the financial institution’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The interest sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment. Ideally, the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk.
The interest rate sensitivity analysis is an important management tool; however, it does have some inherent shortcomings. It is a “static” analysis. Although certain assets and liabilities may have similar maturities or repricing, they may react in different degrees to changes in market interest rates. Additionally, repricing characteristics of certain assets and liabilities may vary substantially within a given period.
The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2008, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2008, the Company is in an asset sensitive position of $253.7 million, which indicates assets will reprice somewhat faster than liabilities within one year.
Interest Rate Swaps: For asset/liability management purposes, the Company uses interest rate swaps which are agreements between the Company and another party (known as counterparty) where one stream of future interest payments is exchanged for another based on a specified principal amount (known as notional amount). The Company will use interest rate swaps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process, are linked to specific liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

The Company had utilized interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts represent a series of interest flows exchanged over a prescribed period. Each quarter the Company used the Volatility Reduction Measure (“VRM”) to determine the effectiveness of their fair value hedges.
As a consequence of the 2008 third quarter Lehman bankruptcy filing, the swap agreements and cash flow hedge that existed at the end of the 2008 second quarter were terminated. The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral. The Company intends to continue to vigorously pursue return of the collateral pledged in connection with the interest rate swap. Because of the uncertainty surrounding the litigation and the bankruptcy of Lehman, the Company has determined to classify the collateral as other than temporarily impaired as of December 31, 2008. Additionally, the Company had an interest receivable associated with the cash flow hedge of approximately $240,000 that was written down to $0 during the third quarter of 2008.
Interest Rate Sensitivity
(In millions)

	For the year ended December 31, 2008
		91 – 365	One to five	Over five	Non-rate
(In millions)	0 – 90 days	days	years	years	sensitive	Total

Assets (1)
Interest-bearing deposits in banks	$7.4	$—	$—	$—	$5.9	$13.3
Federal funds sold	1.0	—	—	—	—	1.0
Investment securities	111.0	85.9	130.3	56.6	(33.5)	350.3
Loans: (2)
Fixed rate	26.3	56.3	181.1	17.4	—	281.1
Variable rate	300.3	73.2	36.4	10.0	(28.9)	391.0

Total loans	326.6	129.5	217.5	27.4	(28.9)	672.1
Other assets (3)	11.0	30.0	—	—	97.9	138.9

Total Assets	$457.0	$245.4	$347.8	$84.0	$41.4	$1,175.6

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$50.9	$50.9
Interest bearing deposits	22.1	68.6	118.4	—	—	209.1
Certificate of deposits	42.5	214.5	238.7	4.4	—	500.1

Total deposits	64.6	283.1	357.1	4.4	50.9	760.1
Borrowings (1)	81.5	19.5	187.5	12.9	12.4	313.8
Other liabilities	—	—	—	—	22.0	22.0
Capital	—	—	—	—	79.7	79.7

Total liabilities & capital	$146.1	$302.6	$544.6	$17.3	$165.0	$1,175.6

Net interest rate GAP	$310.9	$(57.2)	$(196.8)	$66.7	$(123.6)

Cumulative interest rate GAP	$310.9	$253.7	$56.9	$123.6

GAP to total assets	26%	(5%)

GAP to total equity	390%	(72%)

Cumulative GAP to total assets	26%	22%

Cumulative GAP to total equity	390%	318%

(1)	Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	Reflects principal maturing within the specified periods for fixed and repricing for variable rate loans; includes non-performing loans.

(3)	Includes FHLB stock.
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
Capital Adequacy
The table below sets forth the Company’s consolidated capital level and performance ratios:

	For the years ended December 31,
				Regulatory
	2008	2007	2006	Minimum
Capital level
Leverage ratio	10.3%	13.6%	14.9%	3.0%
Risk based capital ratio:
Tier 1	11.8%	17.0%	19.2%	4.0%
Total	13.0%	18.3%	20.4%	8.0%

Capital performance
Return on average assets	(3.20%)	0.04%	1.60%
Return on average equity	(29.04%)	0.36%	13.60%
The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2008, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 3.0%. In order for the Company to be considered well capitalized, as defined by the banking regulators, the Company must have Tier 1 and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At December 31, 2008, the Company met the criteria for a well capitalized institution, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At December 31, 2008, both Royal Bank and Royal Asian also met the criteria for a well capitalized institution - (See Note Q below).
On February 20, 2009, as part of the CCP established by the Treasury, the Company entered into a Letter Agreement (the “Purchase Agreement”) with Treasury, pursuant to which the Company agreed to issue and sell 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share. In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock, par value $2.00 per share (the “Common Stock”), for an aggregate purchase price of $30.4 million in cash.
On February 18, 2009, the Company filed a Statement with Respect to Shares (the “Certificate of Designations”) with the Secretary of State of the Commonwealth of Pennsylvania for the purpose of amending its articles of incorporation to fix the designations, preferences, limitations and relative rights of the Series A Preferred Stock.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company at any time as permitted by the ARRA and any rules or regulations promulgated thereunder. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the Common Stock.
The Company’s intention is to utilize the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity.
Management Options to Purchase Securities
The 2007 Long-Term Incentive Plan was approved by Shareholders at the May 16, 2007 Annual Meeting. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of December 31, 2008, 191,072 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.
In May 2001, the directors of the Company approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the “Plan”). The shareholders in connection with the formation of the holding company re-approved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,800,000 shares of the Company’s Class A common stock (but not in excess of 19% of outstanding shares). In May 2006, the shareholders approved an increase of the number of shares of Class A Common Stock available for issuance under the Plan by 150,000 to 1,800,000 and extended the plan for an additional year At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. At December 31, 2008, 685,873 of the options that have been granted are outstanding, which are exercisable at 20% per year. At December 31, 2008, options covering 525,789 shares were exercisable. The ability to grant new options under this plan has expired.
In May 2001, the directors of the Company approved an amended non-qualified Outside Directors’ Stock Option Plan. The shareholders in connection with the formation of the holding company re-approved this Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which is exercisable one year from the grant date. The options are granted at the fair market value at the date of the grant. At December 31, 2008, 95,950 of the options that have been granted are outstanding, and all are exercisable. The ability to grant new options under this plan has expired.
(The remainder of the page intentionally left blank.)

Loans
The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
(Dollars in thousands)	2008		2007		2006		2005		2004
Commercial and industrial	$86,278	12.3%	$77,856	12.1%	$43,019	7.2%	$30,075	5.5%	$37,468	8.0%
Construction	167,204	23.8%	92,779	14.4%	172,745	29.1%	173,757	31.5%	108,749	23.1%
Construction and land development — mezzanine	2,421	0.3%	6,443	1.0%	5,177	0.9%	3,345	0.6%	380	0.1%
Land development (1)	74,168	10.6%	78,874	12.2%	—	0.0%	—	0%	—	0%
Single family residential	27,480	3.9%	42,286	6.5%	43,338	7.3%	41,900	7.6%	48,020	10.2%
Real Estate — non-residential	234,573	33.4%	261,350	40.5%	268,162	45.2%	228,222	41.4%	216,396	45.9%
Real Estate — non-residential — mezzanine	4,111	0.6%	8,749	1.4%	8,283	1.4%	7,477	1.4%	7,028	1.5%
Real Estate — multi-family	14,059	2.0%	6,887	1.1%	3,953	0.7%	22,158	4.0%	15,256	3.2%
Real Estate — 1-4 family — mezzanine	335	0.0%	3,504	0.5%	2,129	0.4%	2,646	0.5%	—	0.0%
Tax certificates	64,168	9.1%	46,090	7.1%	32,235	5.4%	35,548	6.4%	34,419	7.3%
Lease financing	26,123	3.7%	19,778	3.1%	13,404	2.3%	2,623	0.5%	—	0.0%
Other	1,243	0.2%	1,424	0.2%	1,333	0.2%	3,868	0.7%	3,322	0.7%

Total gross loans	$702,163	100%	$646,020	100%	$593,778	100%	$551,619	100%	$471,038	100%
Unearned income	(1,441)		(1,545)		(1,564)		(1,983)		(1,540)

	$700,722		$644,475		$592,214		$549,636		$469,498
Allowance for loan loss	(28,908)		(19,282)		(11,455)		(10,276)		(12,519)

Total net loans	$671,814		$625,193		$580,759		$539,360		$456,979

(1)	Land development balances were segregated only from construction and land development for 2008 and 2007.
Credit Quality
The following table presents the principal amounts of non-accrual loans and other real estate:

	For the years ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Non-accrual loans (1)	$85,830	$25,401	$6,748	$4,371	$4,526
Other real estate owned	10,346	1,048	924	3,834	5,424

Total non-performing assets	$96,176	$26,449	$7,672	$8,205	$9,950

Non-performing assets to total assets	8.18%	2.07%	0.57%	0.63%	0.83%

Non-performing loans to total loans	12.25%	3.94%	1.14%	0.79%	0.96%

Allowance for loan loss to non-accrual loans	33.68%	75.91%	169.75%	235.09%	276.54%

Total Loans	700,722	644,475	592,214
Total Assets	1,175,586	1,278,475	1,356,311
Allowance for loan and lease losses	28,908	19,282	11,455

ALL / Loans & Leases (MD & A)	4.13%	2.99%	1.93%

(1)	Generally, a loan is placed in non-accrual status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

Non-accrual loans increased from $25.4 million at December 31, 2007 to $85.8 million at December 31, 2008. The corresponding increase in the allowance for loan and lease losses of $9.6 million, or 50%, year over year ($19.3 million in 2007 versus $28.9 million in 2008) was driven by the increased level of non-accrual loans. This increase was partially mitigated by the lower amount of specific reserves associated with well-collateralized loans that became non-accrual during 2008. Therefore, the allowance for loan and lease losses to non-accrual loans declined from 76% at the end of 2007 to 34% at the end of 2008 despite the overall increase in the level of non-accrual loans.
The following is a detail listing of the significant additions to non-accrual loans during 2008:
First Quarter 2008 new non-accrual loans:
▪	One loan of RBA Capital in the amount of $2.8 million was related to one borrower extending loans to third-party buyers of new construction single family residences. During the first quarter of 2008, the borrower failed to meet certain loan covenants and terms and the loan was classified as impaired. RBA Capital has commenced foreclosure on this loan. The collateral for this loan collateral is mostly single family housing as well as some lots for single family housing, secured by the assigned mortgages. An evaluation of the fair market value of the real estate based on appraisals and other independent information obtained during the first quarter of 2008 resulted in a specific reserve of $545,000. In the fourth quarter, $545,000 was charged off and the outstanding balance was reduced to $2.2 million.

▪	Various small ticket leases in the aggregate amount of $759,000 became 90 days delinquent during the first quarter. Following an evaluation of the lessee’s ability to pay and the estimation of the fair market value of the leased property, a specific reserve of $120,000 was established during the first quarter of 2008. At the end of the fourth quarter there were small ticket leases in the aggregate amount of $711,000 resulting in an increase in the impairment resulting in a specific reserve of $113,000. The Company had lease charge-offs of $642,000 during 2008.

▪	During April 2008 a borrower on a non-residential real estate loan of $1.4 million and a non-residential real estate mezzanine loan of $430,000 in Chesapeake Beach, Maryland notified the Company that they could not continue making loan payments. New appraisals received in April resulted in the loans being classified as impaired and a specific reserve in the amount of $1.4 million was established during the first quarter. During the fourth quarter $1.4 million was charged off. A foreclosure sale is anticipated to occur in March of 2009. The borrower also had related loans in King George, Virginia of $923,000 for a non-residential real estate loan, $485,000 for a residential construction loan and $246,000 for a non-residential mezzanine loan. New appraisals for these loans received in April resulted in the loans being classified as impaired and a specific reserve of $411,000 was established during the first quarter. During the fourth quarter $411,000 was charged off. The Company took possession of the property and transferred it to other real estate owned during the fourth quarter as a result of foreclosure proceedings.

▪	A new appraisal for a $2.0 million residential construction loan in Philadelphia, Pennsylvania the Company had previously identified as a potential problem loan was received during April 2008. Based on an evaluation of this appraisal, the Company classified the loan as impaired during the first quarter 2008 and established a specific reserve for loan loss of $229,000, which was increased to $355,000 during the fourth quarter. The Company is currently pursuing the possibility of a new forbearance agreement.

▪	New appraisals for two residential construction loans in the aggregate amount of $1.9 million (originally $2.9 million) in Wildwood, New Jersey were received on April 24, 2008. These loans were previously identified as potential problem loans. Based on an evaluation of these appraisals, the Company classified these loans as impaired during the first quarter and established a specific reserves for loan loss in the aggregate amount of $365,000, which was increased to $464,000 in the fourth quarter. The current forbearance agreement has been extended until May of 2009.

▪	A borrower on $1.0 million residential construction mezzanine loan in northern New Jersey notified the Company that the sale of real estate not associated with this loan would be used repay it. The closing of the sale was scheduled for April 2008 but did not take place. The Company established a specific reserve of $298,000 in the first quarter of 2008 based upon current market data and an existing out of date appraisal. The loan is secured by a mortgage in a second lien position, subordinate to a senior loan from a third party lender in the amount of $8.5 million. A new appraisal for the collateral for this loan was received by the Company during the second quarter of 2008 resulting in an increase to the specific reserve to $1.0 million. This loan was charged-off in the third quarter of 2008.

▪	Two loans in the aggregate amount of $4.7 million for a residential construction project in Las Vegas, Nevada, are loan participations in larger loans in the aggregate amount of $34.1 million, and were to be repaid from a $38 million sale of the property. The buyer withdrew from the agreement of sale during March 2008. The Company classified these loans as impaired during the first quarter of 2008 and established a specific reserve of $1.0 million for these loans. During the fourth quarter the impairment was increased to $2.9 million and foreclosure is dependent upon the agreement of all five banks that have participated in this loan.
Second Quarter 2008 new non-accrual loans:
▪	A $5.8 million land development loan ($6.5 million originally) in Purcellville, Virginia that is participated with another bank, consists of 834 acres of land subdivided into 50 lots for single family detached development, a 147 acre parcel, two open space parcels and one small house. Based upon the delay in the developer’s re-subdivision plan, a zoning issue and the weak housing market, the Company has classified this loan participation as impaired during the second quarter of 2008 and has established a specific reserve for loan loss of $2.3 million based upon the current estimated sales prices less estimated expenses. During the fourth quarter, the Company charged-off the specific reserve of $2.3 million. In February 2009 the collateral was taken back at a foreclosure sale. The participating banks are discussing at strategy for moving forward with disposition of the collateral.

▪	A land development loan amounting to $3.8 million in Lehigh County, Pennsylvania, consists of 113 lots under agreement to a national home builder. 20 lots have been sold with 93 remaining and the builder has been selling 1.5 lots per month. A new appraisal was ordered in June of 2008 and the loan has been classified as impaired. Based upon the current estimated sales price less estimated expenses the specific reserve was increased to $594,000 in the fourth quarter of 2008 from $171,000 in the second quarter. The outstanding balance was reduced to $3.4 million at December 2008 and reduced another $404,000 in January of 2009 when additional lots were sold.

▪	Two loans, one a residential construction loan of $7.0 million and the other a $1.7 million construction mezzanine loan, in Raleigh, North Carolina, for the construction of the first two buildings of a five building condominium project and certain site improvements. The project consists of 198 units and to date there have been minimal sales therefore, during the second quarter of 2008 the Company classified these loans as impaired and established a specific reserve of $772,000. During the fourth quarter, the Company transferred the property to other real estate owned as a result of a foreclosure and is having the borrower move forward with completion of the project under outside supervision.

▪	A residential construction mezzanine loan in Rochelle Park, New Jersey, amounting to $2.2 million to finance the borrower’s ongoing real estate activities. The Company has a second lien position on an 80 condominium unit project that consists of 32 units that are near completion and a second lien on a commercial property in New Jersey. The Company has filed a complaint against the guarantor and has been requested a six month extension on this loan, which has not yet been approved pending a review of guarantor’s intentions. The Company has classified this loan as impaired during the second quarter of 2008 and had established a specific reserve for this loan of $428,000 in the third quarter. In the fourth quarter, the Company charged-off the $2.2 million remaining outstanding balance.

▪	Two residential construction loans totaling $2.4 million for a single family residence in suburban Philadelphia, Pennsylvania was classified as impaired in the second quarter of 2008. The loan is secured by a first mortgage and second mortgage lien on the land and the construction has been completed. During July of 2008 the property was sold and the Company was repaid in full.

▪	Two commercial mezzanine loans totaling $3.7 million for a real estate development project in Jupiter, Florida, for the development of a two acre parcel of commercial waterfront land with two rental homes, two vacant commercial structures and eight boat slips into a concept plan as follows: 40 room hotel, three waterfront restaurants, 75,000 square feet of retail space and 15,000 square feet of office space and 109 fractional ownership villas. Based upon the last appraisal and the project’s estimated sales price, the Company classified this loan as impaired during the second quarter of 2008 and established a specific reserve of $462,000, which was increased to $1.2 million during the fourth quarter. The Company has begun foreclosure proceedings on the collateral in Annapolis, Maryland.
Third Quarter 2008 new non-accrual loans:
▪	Two residential construction participation loans amounting to $3.8 million became non-accrual in the third quarter. The project is a 161 acre site in Montgomery County, Pennsylvania and calls for the development of 104 single family homes and 59 townhouses. The lead bank has requested additional collateral from the borrower. The Company has classified this loan as impaired and has established a specific reserve for this loan of $1.4 million. The lead bank and participating banks need to determine whether it’s possible to finalize a forbearance agreement or proceed with foreclosure.

▪	A residential loan of $1.8 million in Villanova, Pennsylvania is collateralized by a single family residence which was completed and listed for sale. The Company was exploring the possibility of a forbearance agreement with the borrower. Absent an acceptable forbearance proposal on or before the close of business on October 29, 2008, foreclosure proceedings will be initiated. During the fourth quarter, the borrower brought the loan current and it is back on accrual status.

▪	A $1.6 million construction loan in Easton, Maryland is collateralized by two commercial building lots. Both lots are approved and site improvements have been completed. The loan has matured and the borrower has failed to put forth a realistic forbearance proposal. As a result, the matter has been referred to outside counsel for the commencement of foreclosure proceedings.

▪	Two loans, a $4.8 million construction loan and a $1.3 construction mezzanine loan in Luzerne County, Pennsylvania, were placed on non-accrual during the third quarter. The project is for a 55 rental unit in an age restricted community. The foreclosure sale is scheduled for April of 2009 and the Company has identified a property management firm to manage the project once they become mortgagee in possession.

▪	Two loans, a $5.5 million construction loan and a $335,000 mezzanine loan to acquire property and obtain site improvements for the eventual development of a 42 unit condo-hotel. The loan matured during the third quarter and the borrower failed to repay the loan. During the fourth quarter, the borrower signed a forbearance agreement and brought the loans current. Consequently, the loans are now performing.
Fourth Quarter 2008 new non-accrual loans:
▪	A $2.8 million line of credit that was used for the borrower’s normal course of business. The loan is collateralized by a first mortgage lien position on 3 single family waterfront lots located in Ocean City, Maryland. The borrower represented to the Company that he is neither in a position to make monthly payments, nor to post additional collateral. The property was taken back at a foreclosure sale in February 2009 and will be transferred to other real estate owned.

▪	A loan in the amount of $6.6 million collateralized by a tax lien portfolio held by the Company’s subsidiary, Crusader Servicing Corporation. This portfolio is comprised of numerous tax liens, primarily Alabama, and based upon a recent detailed review of the individual liens within the portfolio an impairment of $2.5 million was established during the fourth quarter. Management intends to eventually collect on some but not all of the tax liens and anticipates future charge-offs.

▪	Construction loan in Townsend, Delaware amounting to $3.5 million for a completed 18-hole golf course and a club house, pool and tennis courts that are currently under construction. The loan is collateralized by a first insured lien on the property and discussions with the borrower are on-going for additional collateral to complete the project. The Company impaired the loan and established a specific reserve of $685,000 during the fourth quarter of 2008.

▪	A participation in a $600 million timeshare hotel project in Las Vegas, Nevada has $7.9 million outstanding with a total commitment of $10 million. The project is a 52 story hotel with 26 stories completed and capped. As a result of the contraction of timeshare interval sales, the Company has impaired the loan and established a specific reserve of $685,000 during the fourth quarter of 2008.

▪	A loan participation of $10 million in a timeshare receivable line in Orlando, Florida amounting to $250 million. Sales have recently contracted, although cash flow remains positive at year end 2008. The Company has impaired the loan and established a specific reserve of $423,000 during the fourth quarter of 2008.
During 2008 residential mortgages in the aggregate amount of $1.2 million became 90 days past due and were classified as non-accrual and considered impaired. At December 31, 2008, non-accrual residential mortgage loans amounted to $1.5 million and had a specific reserve of $228,000.
Potential Problem Loans
Potential problem loans are loans not currently classified as non-accrual loans that management has doubt as to the borrower’s ability to comply with present repayment terms. Potential problems loans were $8.8 million at December 31, 2008. Most of these loans were past due 30 days but less than 90 days.

Non-Accrual Loans:		2008 Quarterly Additions
	12/31/07					Payments and		Transfer to	12/31/08
(In thousands)	Balance	First	Second	Third	Fourth	other decreases	Charge-offs	OREO	Balance

Construction	$6,904	$7,844	$11,550	$12,443	$16,284	$(5,015)	$(1,521)	$(7,004)	$41,485
Land development	8,296	2,279	10,777	9,628	(4,500)	(10,744)	(3,450)	(1,242)	11,044
Construction and land development — mezzanine	2,280	1,001	1,294	—	297	—	(1,540)	(911)	2,421
Real Estate-Non-Residential	6,342	—	—	(3,585)	3,825	(47)	(211)	—	6,324
Real Estate-Non-Residential mezzanine	—	676	4,753	—	—	(142)	(1,675)	—	3,612
Commercial & Industrial	617	2,902	101	5	10,098	(569)	(1,009)	—	12,145
Residential real estate	532	99	—	576	522	(220)	(37)	—	1,472
Real Estate — residential — mezzanine	—	—	2,233	—	—	(13)	(2,220)	—	—
Leasing	430	329	130	311	176	(23)	(642)	—	711
Consumer	—	—	—	8	—	(8)	—	—	—
Tax Certificates	—	—	22	—	6,616	—	(22)	—	6,616

Total	$25,401	$15,130	$30,860	$19,386	$33,318	$(16,781)	$(12,327)	$(9,157)	$85,830

At December 31, 2008 non-accrual and impaired loans was $85.8 million compared to $25.4 million at December 31, 2007, an increase of $60.4 million. The Company increased non-accrual loans by $98.7 million from December 31, 2007 which was offset by charge-offs, transfer to other real estate owned, and payments and other declines of $12.3 million, $9.1 million, and $16.8 million, respectively. The largest net increases in non-accrual loans occurred in construction and land development, which amounted to $37.3 million, and commercial loans, which amounted to $11.5 million. The softening of the housing market and the current downturn in the economy has resulted in a weakening trend for residential construction and land development loans.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.
(The remainder of the page intentionally left blank.)

The following is a summary of information pertaining to impaired loans:

	As of December 31,
(In thousands)	2008	2007
Impaired loans with a valuation allowance	$69,350	$22,052
Impaired loans without a valuation allowance	16,480	3,349

Total impaired loans	$85,830	$25,401

Valuation allowance related to impaired loans	$12,882	$4,560

	For the years ended December 31,
(In thousands)	2008	2007	2006
Average investment in impaired loans	$55,134	$24,741	$13,500
Interest income recognized on impaired loans	$302	$763	$641
Interest income recognized on a cash basis on impaired loans	$302	$763	$641
Total cash collected on impaired loans during 2008, 2007, and 2006 was $7.6 million, $16.6 million, and $2.6 million, respectively, of which $7.6 million, $15.8 million and $1.9 million was credited to the principal balance outstanding on such loans, respectively.
The Company granted loans to the officers and directors of the Company and to their associates. In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $4.3 million at December 31, 2008 and 2007. During 2008 there were two new loans approved totaling $1.4 million. Total payments received in 2008 were $1.4 million.
The Company classifies its leases as capital leases, in accordance to SFAS No. 13, “Accounting for Leases”, as amended by SFAS 98 and 145. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method.
The Company grants commercial and real estate loans primarily in the greater Philadelphia metropolitan area. The Company has concentrations of credit risk in real estate development loans at December 31, 2008. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the economic sector.
(The remainder of the page intentionally left blank.)

Loans and Lease Financing Receivables
The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

	As of December 31,
(In thousands)	2008	2007	2006
Loans secured by real estate:
Construction and land development	$167,204	$92,779	$172,745
Construction and land development — mezzanine	2,421	6,443	5,177
Land development	74,168	78,874
Secured by 1-4 family residential properties:
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	1,322	2,094	4,585
All other loans secured by 1-4 family residential properties:
Secured by first liens	21,607	32,485	33,868
Secured by junior liens	4,551	7,707	4,885
Secured by multi family (5 or more) residential properties	14,059	6,887	3,953
Secured by multi family (5 or more) res. Properties — mezzanine	335	275	2,129
Secured by non-farm nonresidential properties	234,573	262,550	268,162
Secured by non-farm nonresidential properties — mezzanine	4,111	10,778	8,283
Tax certificates	64,168	46,090	32,235
Commercial and industrial loans	86,278	77,793	43,019
Loans to individuals for household, family, and other personal expenditures	1,031	1,157	1,088
Obligations of state and political subdivisions in the U.S.	47	63	78
Lease financing receivables (net of unearned income)	26,123	19,778	13,404
All other loans	165	267	167
Less: Net deferred loan fees	1,441	1,545	1,564

Total loans and leases, net of unearned income	$700,722	$644,475	$592,214

Credit Classification Process
The loan review function is outsourced to a third party vendor which applies the Company’s loan rating system to specific credits. The risk classifications used in 2007 included Pass, Substandard, Doubtful, and Loss. During the first quarter of 2008, our Chief Credit Officer (“CCO”) developed and obtained Board approval for a new nine point grading classification system, commonly used in the financial services industry. All loans were re-graded using this system during the quarter. The riskier classifications include Watch, Special Mention, Substandard, Doubtful and Loss. Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Loan Review Committee for discussion. Minutes outlining in detail the Committee’s findings and recommendations are issued after each meeting for follow-up by individual loan officers. The Committee is comprised of the voting members of the Officers’ Loan Committee. The CCO is the primary bank officer dealing with the third party vendor during the reviews.
All loans are subject to initial loan review. Additional review is undertaken with respect to loans providing potentially greater exposure. This is accomplished by:
a. Reviewing all loans of $1 million or more annually;

b. Reviewing 25% of all loans from $500,000 up to $1 million annually;

c. Reviewing 2% of all loans below $500,000 annually; and

d. Reviewing any loan requested specifically by the Company’s management
Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of the assigned officer and monthly attention of the Special Assets Committee.

A watch list is maintained and reviewed at each meeting of the Loan Review Committee. Loans are added to the watch list, even though current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board on a monthly basis. Loans may be removed from the watch list if the Loan Review Committee determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.
All loans, at the time of presentation to the appropriate loan committee, are given an initial loan “risk” rating by the CCO. From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee.
Investment Securities
The contractual maturity distribution and weighted average rate of the Company’s AFS debt securities at December 31, 2008 are presented in the following table. Mortgage-backed securities and collateralized mortgage obligations are presented within the category that represents the total weighted average expected maturity. Weighted average rates on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 35%.

	As of December 31, 2008
			After one year, but		After five years, but
	Within one year		within five years		within ten years		After ten years		Total
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Mortgage-backed securities	$3	11.00%	$55,032	5.38%	$25	5.46%	$—	—	$55,061	5.38%
U.S. government agencies	48,191	4.88%	—	—	—	—	—	—	48,191	4.88%
Collateralized mortgage obligations	20,125	5.11%	89,411	5.39%	7,379	4.36%	—	—	116,915	5.27%
Collateralized debt obligations	5,807	5.73%	20,353	6.10%	—	0.00%	—	—	26,160	6.00%
Corporate bonds	500	2.34%	49,498	5.58%	1,340	6.00%	—	—	51,338	5.56%
Trust preferred securities	—	—	—	—	—	—	30,144	9.48%	30,144	9.48%

Total AFS debt securities	$74,626	2.90%	$214,294	4.60%	$8,744	5.90%	$30,144	6.10%	$327,809	5.20%

The following tables present the consolidated book values and approximate fair value at December 31, 2008, 2007 and 2006, respectively, for each major category of the Company’s investment securities portfolio for HTM and AFS securities.

	As of December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
AFS investment securities
Mortgage-backed securities	$53,871	$1,190	$—	$55,061
U.S. government agencies	48,109	82	—	48,191
Preferred and common stock	23,907	8	(8,911)	15,004
Collateralized mortgage obligations	121,559	1,649	(6,293)	116,915
Collateralized debt obligations	35,000	—	(8,840)	26,160
Corporate bonds	57,445	641	(6,748)	51,338
Trust preferred securities	36,316	606	(6,778)	30,144
Other securities	7,631	54	(196)	7,489

Total AFS investment securities	$383,838	$4,230	$(37,766)	$350,302

The following is a discussion regarding issuers of securities where the aggregate book value of the securities of such issuers exceed ten percent of the Company’s stockholders’ equity. Included in collateralized mortgage obligations is a security issued by Goldman Sachs with an amortized cost of $10 million and a fair value of $7.6 million. The unrealized loss is due mainly to the fact that this is a non-agency CMO without any credit guarantees, with a concentration of 38% in California and limited documentation on the loans within the portfolio. The loan to value is 59% and the mortgage holders’ average credit score is 750. Included in collateralized debt obligations are securities issued by Tribune Ltd for an amortized cost of $35 million and a fair value of $26.2 million. The unrealized loss is related to the credit default risk of the pool of diversified companies within each of the three obligations. Refer to “Note C- Investment Securities” to the Consolidated Financial Statements in Item 8 for more information. Included in trust preferred securities are multiple securities which are guaranteed by Susquehanna Bancshares as the result of an acquisition that have an amortized cost of $12.2 million and a fair value of $9.3 million. This unrealized loss reflects the credit concerns related to financial institutions that issue these long term financial obligations. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in lower values for all trust preferred securities.

	As of December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized		Carrying
(In thousands)	cost	gains	losses	Fair value	value
HTM investment securities
Mortgage-backed securities	$105	$—	$—	$105	$105
U.S. government agencies	80,000	13	(234)	79,779	80,000
Collateralized debt obligations	60,000	1,200	(740)	60,460	60,000
Other debt securities	2,800	312	—	3,112	2,800

Total HTM investment securities	$142,905	$1,525	$(974)	$143,456	$142,905

AFS investment securities
Mortgage-backed securities	$33,090	$383	$(187)	$33,285	$33,285
U.S. government agencies	104,982	51	(153)	104,880	104,880
Preferred and common stock	20,696	17	(821)	19,892	19,892
Collateralized mortgage obligations	82,316	965	(155)	83,126	83,126
Corporate bonds	86,205	464	(1,241)	85,428	85,428
Trust preferred securities	44,118	2,151	(2,169)	44,100	44,100
Other securities	4,557	60	—	4,617	4,617

Total AFS investment securities	$375,964	$4,091	$(4,726)	$375,328	$375,328

(The remainder of the page was intentionally left blank.)

	As of December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized		Carrying
(In thousands)	cost	gains	losses	Fair value	value
HTM investment securities
Mortgage-backed securities	$129	$—	$—	$129	$129
U.S. government agencies	195,000	—	(2,820)	192,180	195,000
Other debt securities	60,300	2,065	(425)	61,940	60,300

Total HTM investment securities	$255,429	$2,065	$(3,245)	$254,249	$255,429

Investment securities available-for-sale
Mortgage-backed securities	$27,630	$—	$(709)	$26,921	$26,921
U.S. government agencies	104,980	—	(3,408)	101,572	101,572
Preferred and common stock	15,961	1,703	(62)	17,602	17,602
Collateralized mortgage obligations	20,071	10	(295)	19,786	19,786
Corporate bonds	81,247	174	(382)	81,039	81,039
Trust preferred securities	38,657	2,828	—	41,485	41,485
Other securities	13,135	496	—	13,631	13,631

Total AFS investment securities	$301,681	$5,211	$(4,856)	$302,036	$302,036

During the third quarter, in the HTM portfolio, a $25.0 million CDO backed by Ambac Assurance Corporation was paid in full due to the bankruptcy filing of Lehman. On September 26, 2008 the Company reclassified the remainder of its HTM portfolio to AFS. The transferred investment securities had a total book value of $37.6 million and a fair value of $34.7 million. The unrealized loss of $3.0 million on these securities was recorded, net of tax, as other comprehensive income, an adjustment to stockholders’ equity. The Company has the intent and the ability to hold these securities until the recovery. Additionally, the transfer of these securities to AFS will allow the Company greater flexibility in managing credit risk in its investment portfolio and the Company’s overall liquidity. As a result, the Corporation will not classify any future purchases of investment securities as held-to-maturity for at least two years.
During 2008, the Company recorded an impairment charge to earnings of $18.4 million related to a Lehman bond, a Washington Mutual bond (WaMu), CMOs and preferred stocks of two financial institutions. Based upon the Lehman bankruptcy, the FDIC seizure of WaMu and a Texas bank, of which the Company owned preferred shares, the increased loss severity and default expectations of the underlying residential mortgages within the CMOs, and the current financial condition of a bank in California, management concluded that these investments were other than temporarily impaired. In addition, the Company recorded an impairment charge of approximately $5.0 million relating to a government mortgage-backed security previously pledged to LBSF in connection with an interest rate swap agreement entered into in 2002 between the Company and LBSF. As a result of the bankruptcy filing of Lehman, an affiliate of LBSF, in September 2008, the Company terminated the interest rate swap agreement and demanded return of its collateral. In October 2008, the Company sued LBSF to recover possession of its collateral. The Company intends to continue to vigorously pursue return of the collateral pledged in connection with the interest rate swap. However, because of the uncertainty surrounding the litigation and the bankruptcy of Lehman, the Company has determined to classify the collateral as other than temporarily impaired as of December 31, 2008.
(The remainder of the page was intentionally left blank.)

Deposits
The average balance of the Company’s deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	2008		2007		2006
	Average		Average		Average
(In thousands, except percentages)	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits
Non interest bearing	$57,211	—	$68,562	—	$62,641	—
Interest bearing (NOW)	48,414	1.85%	52,975	2.24%	59,472	2.48%
Money market deposits	168,972	2.93%	199,921	4.24%	226,920	3.28%
Savings deposits	15,125	0.50%	16,461	0.52%	18,549	0.53%
Certificate of deposit	434,662	4.49%	531,965	5.15%	393,685	4.70%

Total deposits	$724,384		$869,884		$761,267

The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
	2008	2007
Three months or less	$12,575	$48,139
Over three months through twelve months	123,555	98,630
Over twelve months through five years	188,068	117,787
Over five years	1,760	694

Total	$325,958	$265,250

Short and Long Term Borrowings

	For the years ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Short term borrowings	$37,000	$102,000	$53,000	$104,500	$17,500
Long term borrowings
Other borrowings	45,112	5,411	5,587	—	—
Obligations through RE owned via equity invest(1)	12,350	18,566	29,342	47,356	56,249
Subordinated debt	25,774	25,774	25,774	25,774	25,774
FHLB advances	193,569	187,500	187,500	249,500	204,500

Total borrowings	$313,805	$339,251	$301,203	$427,130	$304,023

(1)	This obligation is consolidated from requirements under FIN (46) R of which $0 is guaranteed by the Company.
(The remainder of the page intentionally left blank.)

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

(In thousands, except percentages)	As of December 31, 2008
	Market Value of	Percent of
Changes in Rates	Portfolio Equity	Change
+ 200 basis points	$77,089	(3.26%)
+ 100 basis points	81,622	2.43%
Flat rate	79,687	0.00%
- 100 basis points	77,730	(2.46%)
- 200 basis points	71,676	(10.05%)
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
Critical Accounting Policies, Judgments and Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to investment securities, loans, allowance for loan and lease losses and deferred tax assets. The policies which significantly affect the determination of the Company’s financial position, results of operations and cash flows are summarized in “Note A — Summary of Significant Accounting Polices” to the Consolidated Financial Statements and are discussed in the section captioned “Recent Accounting Pronouncements” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.
The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts of timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods. See “Note A.5 — Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this report.
Valuations for our investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, investment valuation is based on pricing models, quotes for similar investment securities, and observable yield curves. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near- term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. See “Note C — Investment Securities” and “Note O — Fair Value of Financial Instruments” to the Consolidated Financial Statements included in Item 8 of this report.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:
Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
For more information on the fair value of the Company’s financial instruments refer to “Note O - Fair Value Measurements and Fair Values of Financial Instruments” to the Consolidated Financial Statements included in Item 8 of this report.
The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.
RECENT ACCOUNTING PRONOUNCEMENTS
See “Note A.2 — Summary Of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this report.
(The remainder of the page was intentionally left blank.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Royal Bancshares of Pennsylvania, Inc.
     We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. Royal Bancshares of Pennsylvania, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note A to the consolidated financial statements, Royal Bancshares of Pennsylvania, Inc. and subsidiaries adopted the provisions of Financial Accounting Standards Board no. 158 Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans in 2006.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 27, 2009

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Cash and due from banks	$5,910	$8,785
Interest bearing deposits	7,349	1,120
Federal funds sold	1,000	1,000

Total cash and cash equivalents	14,259	10,905

Investment securities held to maturity (fair value of $143,456 in 2007)	—	142,905
Investment securities available for sale at fair value	350,302	375,328
Federal Home Loan Bank stock, at cost	10,952	13,462

Total investment securities and FHLB stock	361,254	531,695

Leases held for sale	267	—

Loans and leases	700,722	644,475
Less allowance for loan and lease losses	28,908	19,282

Net loans and leases	671,814	625,193

Bank owned life insurance	30,016	23,781
Real estate owned via equity investment	18,927	23,967
Accrued interest receivable	13,580	15,256
Other real estate owned	10,346	1,048
Premises and equipment, net	6,926	7,441
Investment in real estate joint ventures	2,520	7,739
Other assets	45,677	31,450

Total assets	$1,175,586	$1,278,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$50,886	$59,573
Interest bearing	709,182	710,579

Total deposits	760,068	770,152

Accrued interest payable	6,102	8,600
Short-term borrowings	22,000	102,000
Long-term borrowings	253,681	192,911
Obligations related to real estate owned via equity investment	12,350	18,566
Subordinated debentures	25,774	25,774
Other liabilities	14,026	12,238

Total liabilities	1,094,001	1,130,241

Minority interests	1,898	1,867

Stockholders’ equity
Common stock
Class A, par value $2 per share, authorized 18,000,000 shares; issued, 11,345,127 and 11,329,431 shares in 2008 and 2007, respectively	22,690	22,659
Class B, par value $0.10 per share; authorized, 3,000,0000 shares; issued, 2,095,681 and 2,096,646 in 2008 and 2007, respectively	210	210
Additional paid in capital	123,425	122,578
(Accumulated deficit) retained earnings	(33,561)	8,527
Accumulated other comprehensive loss	(26,106)	(1,582)

	86,658	152,392

Treasury stock — 498,488 and 398,488 Class A shares, at cost, in 2008 and 2007, respectively	(6,971)	(6,025)

Total stockholders’ equity	79,687	146,367

Total liabilities and stockholders’ equity	$1,175,586	$1,278,475

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Interest income
Loans and leases, including fees	$49,863	$56,518	$63,379
Investment securities held to maturity, taxable	3,241	10,032	11,830
Investment securities available for sale:
Taxable interest	19,066	18,068	17,302
Tax exempt interest	75	75	75
Deposits in banks	495	1,896	377
Federal funds sold	24	147	43

Total Interest Income	72,764	86,736	93,006

Interest expense
Deposits	25,414	37,140	27,528
Short-term borrowings	674	530	2,907
Long-term borrowings	11,770	10,580	12,829
Obligations related to real estate owned via equity investments	251	623	3,108

Total Interest Expense	38,109	48,873	46,372

Net Interest Income	34,655	37,863	46,634

Provision for loan and lease losses	21,841	13,026	1,803

Net Interest Income after Provision for Loan and Lease Losses	12,814	24,837	44,831

Other (loss) income
Gains on sales of premises and equipment	1,991	—	—
Gains on sale of premises and equipment related to real estate owned via equity investments	1,679	1,860	3,036
Income from bank owned life insurance	1,233	875	847
Service charges and fees	1,186	1,348	1,404
Gains on sales related to real estate joint ventures	1,092	350	—
Income related to real estate owned via equity investments	965	1,384	3,591
Gains on sales of other real estate owned	429	1,111	2,129
Gains on sales of loans and leases	190	404	379
Net (losses) gains on investment securities available for sale	(1,313)	5,358	383
Impairment loss on available for sale securities	(23,388)	—	—
Other income	148	198	202

Total Other (Loss) Income	(15,788)	12,888	11,971

Other expenses
Salaries and wages	11,697	9,220	9,931
Professional and legal fees	3,783	1,997	1,371
Employee benefits	3,347	2,995	2,787
Occupancy and equipment	2,860	2,506	2,462
Impairment of real estate owned via equity investments	1,500	8,500	—
Pennsylvania shares tax	1,369	1,158	1,082
Expenses related to real estate owned via equity investments	966	1,590	1,606
Stock option expense	703	657	733
Directors fees	675	643	603
Impairment of real estate joint venture	—	5,927	—
Other operating expenses	5,633	4,839	4,077

Total Other Expense	32,533	40,032	24,652

Minority interests	(68)	(1,303)	567

(Loss) Income Before Income Tax (Benefit) Expense	(35,439)	(1,004)	31,583

Income tax expense (benefit)	2,643	(1,568)	10,015

Net (Loss) Income	$(38,082)	$564	$21,568

Per share data
Net (loss) income — basic	$(2.86)	$0.04	$1.60

Net (loss) income — diluted	$(2.86)	$0.04	$1.59

Cash dividends — Class A shares	$0.30	$1.15	$1.11

Cash dividends — Class B shares	$0.35	$1.32	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss
For the year ended December 31, 2008

						Retained	Accumulated
					Additional	earnings	other
	Class A common stock		Class B common stock		paid in	(accumulated	comprehensive	Treasury	Comprehensive
(In thousands, except dividend per share data)	Shares	Amount	Shares	Amount	capital	deficit)	loss	stock	loss

Balance, January 1, 2008	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)
Net loss						(38,082)			(38,082)
Stock conversion	1	2	(1)	—		(1)
Cash dividends on common stock (Class A $0.30; Class B $0.345)						(4,005)
Purchase of treasury stock (100 shares)								(946)
Stock options exercised	15	29			144
Stock option expense					703
Other comprehensive loss, net of reclassification and taxes							(24,524)		(24,524)

Comprehensive loss									$(62,606)

Balance December 31, 2008	11,345	$22,690	2,096	$210	$123,425	$(33,561)	$(26,106)	$(6,971)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the year ended December 31, 2007

							Accumulated
					Additional		other
	Class A common stock		Class B common stock		paid in	Retained	comprehensive	Treasury	Comprehensive
(In thousands, except dividend per share data)	Shares	Amount	Shares	Amount	capital	earnings	loss	stock	income

Balance, January 1, 2007	11,287	$22,575	2,108	$211	$121,542	$23,464	$(2,273)	$(2,265)
Net income						564			$564
Adjustment related to adoption of FASB No. 158, net of taxes							1,006
Conversion of Class B common stock to Class A common stock	14	28	(12)	(1)		(27)
Cash in lieu of fractional shares						(14)
Stock dividend adjustment			1		(13)	13
Stock options exercised	28	56			278
Stock option expense					657
Tax benefit stock options					114
Purchase of treasury stock (183 shares)								(3,760)
Cash dividends on common stock (Class A $1.15, Class B $1.3225)						(15,473)
Other comprehensive loss, net of reclassifications and taxes							(315)		(315)

Comprehensive income									$249

Balance, December 31, 2007	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the year ended December 31, 2006

								Accumulated
					Un-	Additional		other
	Class A common stock		Class B common stock		Distributed	paid in	Retained	comprehensive	Treasury	Comprehensive
(In thousands, except dividend per share data)	Shares	Amount	Shares	Amount	B-Shares	capital	earnings	loss	stock	income

Balance, January 1, 2006	10,700	$21,400	1,993	$199	$2	$104,285	$32,827	$(940)	$(2,265)
Net income							21,568			$21,568
Conversion of Class B common stock to Class A common stock	5	11	(5)	(1)			(10)
Stock Dividend, 5%, declared (December)	527	1,054	100	11		15,588	(16,653)
Undistributed shares registered (20 shares)			20	2	(2)	22
Cash in lieu of fractional shares							(12)
Stock option exercised	55	110				556
Stock options expense						733
Tax benefit stock options						358
Adjustment, to initially apply FASB No. 158, net of tax								(2,504)
Cash dividends on common stock (Class A $1.11, Class B $1.28)							(14,256)
Other comprehensive income, net of reclassifications and taxes								1,171		1,171

Comprehensive income										$22,739

Balance, December 31, 2006	11,287	$22,575	2,108	$211	$—	$121,542	$23,464	$(2,273)	$(2,265)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(38,082)	$564	$21,568
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,059	1,306	1,454
Stock compensation expense	703	657	733
Provision for loan and lease losses	21,841	13,026	1,803
Amortization of premiums and discounts on loans, mortgage-backed securities and investments	(2,242)	(2,793)	(2,415)
Provision (Benefit) for deferred income taxes	10,462	(4,118)	(1,937)
Gains on sales of other real estate owned	(429)	(1,111)	(2,129)
Gain on sales of real estate joint ventures	(1,092)	(350)	—
Proceeds from sales of loans and leases	2,613	—	—
Gains on sales of premises and equipment	(1,991)	—	—
Gains on sales of loans	(190)	(404)	(379)
Net losses (gains) on sales of investment securities	1,313	(5,358)	(383)
Distributions from investments in real estate	(241)	(167)	(645)
Gain from sale of premises of real estate owned via equity investment	(1,679)	(2,124)	(3,036)
Impairment of real estate owned via equity investments	1,500	8,500	—
Impairment of available-for-sale investment securities	23,388	—	—
Income from bank owned life insurance	(1,233)	(875)	(847)
Impairment of real estate joint venture	—	5,927	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,676	1,238	(1,651)
(Increase) decrease in other assets	(10,766)	(2,502)	9,938
(Decrease) increase in accrued interest payable	(2,498)	(2,054)	4,048
Minority Interest	31	(1,283)	—
Increase (decrease) in other liabilities	3,333	(4,235)	3,614

Net cash provided by operating activities	7,476	3,844	29,736

Cash flows from investing activities
Proceeds from calls and maturities of investment securities held to maturity	105,265	115,024	38
Purchases of investment securities held to maturity	—	(2,500)	—
Proceeds from calls/maturities of investment securities available for sale	169,901	105,041	40,408
Proceeds from sales of investment securities available for sale	15,775	20,773	4,613
Purchase of investment securities available for sale	(179,257)	(194,839)	(19,363)
Redemption (purchase) Federal Home Loan Bank stock	2,510	(2,186)	5,797
Net increase in loans	(81,207)	(57,524)	(57,404)
Proceeds from sale of foreclosed assets	1,186	2,174	6,376
Proceeds from sale of premises and equipment	2,065	—	—
Purchase of premises and equipment	(692)	(728)	(848)
Purchase of life insurance	(5,000)	—	—
Net proceeds from sale of premises of real estate owned via equity investments	9,064	19,368	26,303
Distributions from real estate owned via equity investments	241	167	645
Net decrease (increase) in real estate joint ventures	5,219	(2,572)	—
Net decrease in real estate owned via equity investments	(8,885)	(7,451)	(7,572)

Net cash provided by (used) in investing activities	36,185	(5,253)	(1,007)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Decrease in non-interest bearing and interest bearing demand deposits and savings accounts	(65,443)	(29,009)	(21,088)
Increase (decrease) in certificates of deposit	55,359	(60,296)	183,135
Principal payments on mortgage	—	(67)	(65)
Net (decrease) increase in short-term borrowings	(80,000)	49,000	(21,500)
Proceeds from long-term borrowings	65,000	—	5,625
Repayments of long-term borrowings	(4,230)	(175)	(92,038)
Repayment of mortgage debt of real estate owned via equity investments	(6,216)	(10,776)	(18,014)
Income tax benefit on stock options	—	114	358
Cash dividends paid	(4,005)	(15,473)	(14,256)
Cash in lieu of fractional shares	—	(14)	(11)
Purchase of treasury stock	(946)	(3,760)	—
Issuance of common stock under stock option plans	174	334	666

Net cash (used in) provided by financing activities	(40,307)	(70,122)	22,812

Net increase (decrease) in cash and cash equivalents	3,354	(71,531)	51,541

Cash and cash equivalents at beginning of period	10,905	82,436	30,895

Cash and cash equivalents at end of period	$14,259	$10,905	$82,436

Supplemental Disclosure
Cash paid during the year for
Interest	$40,607	$50,927	$42,324

Income taxes	$—	$6,814	$8,958

Transfer of loans to foreclosed assets	$10,055	$1,188	$1,285

The accompanying notes are an integral part of these consolidated financial statements.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Royal Bancshares of Pennsylvania, Inc. (the “Company”), through its wholly owned subsidiaries Royal Bank America (“Royal Bank”) and Royal Asian Bank (“Royal Asian”), (collectively referred to as the “Banks”), offers a full range of banking services to individual and corporate customers primarily located in the Mid-Atlantic states. The Banks compete with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and brokerage firms actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of both Banks with respect to one or more of the services it renders.
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Captive Insurance Company, Royal Preferred, LLC, Royal Asian (effective July 17, 2006) and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, RBA Property LLC, Narberth Property Acquisition LLC and the following which are owned 60% by Royal Bank: Royal Bank America Leasing, LP, RBA Capital, LP, Crusader Servicing Corporation and Royal Tax Lien Services, LLC. Royal Bank owned 60% of RBA ABL Group, LP which ceased operations in 2008. Both of the Company’s Trusts are not consolidated as further discussed in “Note A.19 — Variable Interest Entities” to the Consolidated Financial Statements. All significant inter-company transactions and balances have been eliminated.
In preparing the consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenditures for the period. Therefore, actual results could differ significantly from those estimates.
The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, the valuation of deferred tax assets, real estate owned via equity investments, investment in real estate joint ventures, and other than temporary impairment losses on investment securities. In connection with the allowance for loan and lease losses estimate, when circumstances warrant, management obtains independent appraisals for significant properties. However, future changes in real estate market conditions and the economy could affect the Company’s allowance for loan and lease losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted the provisions of FIN 46 effective for the period ended March 31, 2004, which required the Company to consolidate its investments in real estate partnerships and deconsolidate its investment in two trusts. Prior to FIN 46 and 46(R), the Company accounted for its investments in the real estate partnerships under the equity method of accounting.
The Company’s investments in real estate partnerships and trusts are further discussed in “Note A .19 — Variable Interest Entities” to the Consolidated Financial Statements.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
2. Recent Accounting Pronouncements
In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or the balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company’s adoption of SAB No. 108 in 2006 did not impact the 2006 reported financial position or results of operations.
In February 2007, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP did not have a material impact on our consolidated financial statements or disclosures.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value of Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company did not elect to early adopt SFAS No. 159. The Company is not electing to measure any additional financial instruments at fair value under this statement and therefore the adoption of SFAS No. 159 did not have a material impact on our consolidated financial position or results of operations.
In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. EITF 06-10 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. EITF 06-11 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of FSP FIN 39-1 did not have a material impact on the Company’s consolidated financial statements or results of operations.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In May 2007, the FASB issued FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.
In December 2007, FASB issued SFAS No. 141 (Revised 2007) (FASB 141(R)), “Business Combinations”. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. FAS 141(R) may not be adopted before that date. In future periods the Company will apply FAS 141(R) to its consolidated financial statements when business combinations occur.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the implementation of FAS 160 and does not believe that it will have a material impact on its consolidated financial statements and results of operations.
In December 2007, the SEC amended SAB No. 110 which amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the SAB series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31,2007. SAB No. 110 is effective January 1, 2008. The adoption of SAB No. 110 did not have a material impact on the Company’s consolidated financial statements or results of operations.
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard amends SFAS No. 133 and is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company does not believe that the implementation of SFAS 161 will have a material impact on its consolidated financial statements and results of operations.
In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The implementation of this FSP will not have a material impact on the Company’s consolidated financial statements and results of operations.
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of SFAS No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.
In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this FSP will not have a material impact on the Company’s consolidated financial statements and results of operations.
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applied to our December 31, 2008 financial statements. See “Note O — Fair Value of Financial Instruments” to the Consolidated Financial Statements for further discussion.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.
In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The implementation of this standard will not have an impact on the Company’s consolidated financial position and results of operations.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of FAS 132(R)-1 on its consolidated financial position and results of operations.
In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) are effective for reporting periods (annual or interim) ending after December 15, 2008. The Company does not expect the implementation of FSP FAS 140-4 and Fin 46(R) to have a material impact on its consolidated financial position and results of operations.
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this EITF did not have an impact on the Company’s consolidated financial position and results of operations.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
3. Investment Securities
Investment securities are classified in one of three categories: held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as HTM and are reported at amortized cost. As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as AFS. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Net unrealized gains and losses for such AFS investment securities, net of tax effect, are required to be recognized as a separate component of stockholders’ equity and excluded from the determination of net income (loss). Gains or losses on disposition are computed by the specific identification method. Other-than-temporary impairment (“OTTI”) on an AFS security is based on a number of factors including the duration that market value has been below cost, the financial stability of the issuer, and the Company’s intent and ability to hold the security until the value recovers. OTTI is recognized by writing down the investment security to its fair market value and recording a charge against earnings.
On September 26, 2008 the Company reclassified the remainder of its HTM investment securities to AFS. The transferred investment securities had a total book value of $37.6 million and a fair value of $34.7 million. The unrealized loss of $2.9 million on these securities was recorded, net of tax, as other comprehensive loss, an adjustment to stockholders’ equity. The Company has the intent and the ability to hold these securities until they recover or mature. As a result per SFAS 115, the Company will not classify any future purchases of investment securities as HTM for at least two years.
4. Transfer of Financial Assets
The Company accounts for the transfer of financial assets in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have be isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taken advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred asset through an agreement to repurchase them before maturity.
5. Loans and Allowance for Loan and Lease Losses
The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by loan category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The Company uses three major components in determining the appropriate value of the loan and lease loss allowance: standards required under SFAS No. 114, an historical loss factor, and an environmental factor. Utilizing standards required under SFAS No. 114, loans are evaluated for impairment on an individual basis considering current collateral values (current appraisals or rent rolls for income producing properties), all known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Once a loan is determined to be impaired (or is classified) such loans will be deducted from the portfolio and the net remaining balance will used in the historical and environmental analysis.
The formula allowance, which is based upon historical loss factors, as adjusted, establishes allowances for the major loan and lease categories based upon a five year rolling average of the historical loss experienced. The factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio including: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level.
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
A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company’s calculation of the potential loss in individual loans. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio when management becomes aware that losses incurred may exceed those determined by application of the risk factors.
Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Accretion of unearned discounts on loans has been added to the related interest income. Accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of interest is doubtful and generally when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, all unpaid interest is reversed from interest income.
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The Company accounts for guarantees in accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require a company to make a payment if the customer’s condition deteriorates, as defined in agreements. Performance letters of credits require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.
6. Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.
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
8. Investments in Real Estate Joint Ventures
The Company reviewed the financial reporting of its real estate acquisition, development and construction (“ADC”) loans during 2007. As a result of this review, the Company determined that three ADC loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and SFAS No. 66, “Accounting for Sales of Real Estate.” An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The Company reclassified two of these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building, which was paid off during the second quarter of 2008, which resulted in a gain on sales related to real estate joint ventures of $1.1 million, and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. The third investment in the amount of $2.5 million was classified as an investment in a real estate joint venture at December 31, 2007 and was to fund the acquisition of a marina project. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007 and the impairment was charged to operating expenses during the same quarter. As of December 31, 2008, the balance of the marina project investment was $2.5 million, for a total investment in real estate joint ventures of $2.5 million.
9. Bank-Owned Life Insurance
Royal Bank has purchased life insurance policies on certain executives. These policies are reflected on the consolidated balance sheets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income. During the second quarter of 2008, the Company purchased an additional $5.0 million in bank owned life insurance.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
11. Per Share Information
Basic per share data excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted per share data takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock, using the treasury stock method.
The Class B shares of the Company may be converted to Class A shares at the rate of 1.15 to 1.
12. Stock Compensation
SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS No. 123(R)) requires that the compensation cost relating to share-based payment transactions be recognized in consolidated financial statements. The costs are measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company recorded compensation expense relating to stock options of $703,000, $657,000 and $733,000 during 2008, 2007 and 2006, respectively.
The Company adopted SFAS No. 123(R) on January 1, 2006, under the modified prospective method. Compensation cost has been measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the non-vested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Company was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No. 123(R).
At December 31, 2008, the Company had a director stock-based, an employee stock-based, and a long term incentive compensation plans, which are more fully described in “Note L — Stock Compensation Plans” to the Consolidated Financial Statements.
13. Benefit Plans
The Company has a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees. Net pension expense consists of service costs and interest costs. The Company accrues pension costs as incurred.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In September 2006, the FASB issued SFAS No. 158, as an amendment to FASB Statements No. 87, 88, 106 and 132R. SFAS No. 158 requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of SFAS No. 158 were applied prospectively and are effective for fiscal years ending after December 15, 2006. In addition, Statement No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The adoption of SFAS No. 158 as of December 31, 2006 resulted in an increase to the benefit obligation of $3.8 million and a decrease to accumulated comprehensive income by $2.5 million.
14. Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
15. Financial Instruments
For information on the fair value of the Company’s financial instruments refer to “Note O — Fair Value Measurements and Fair Values of Financial Instruments.”
16. Advertising Costs
Advertising costs are expensed as incurred. The Company’s advertising costs were $206,000, $376,000, and $427,000 for 2008, 2007, and 2006, respectively.
17. Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available for sale investment securities and adjustment to net periodic pension cost which are also recognized as separate components of equity.

	Year ended December 31, 2008
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(54,527)	$(19,084)	$(35,443)
Less deferred tax valuation allowance related to preferred and common stock	—	3,119	(3,119)
Market value adjustment on transfer of held-to-maturity securities to available-for-sale	(2,987)	(1,045)	(1,942)
Less adjustment for impaired investments	23,388	8,184	15,204
Less reclassification adjustment for losses realized in net loss	1,313	460	853

Unrealized losses on investment securities	(32,813)	(8,366)	(24,447)
Unrecognized benefit obligation expense:
Actuarial loss	(235)	(82)	(153)
Less reclassification adjustment for amortization	117	41	76

	(118)	(41)	(77)

Other comprehensive loss, net	$(32,931)	$(8,407)	$(24,524)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

	Year ended December 31, 2007
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding gains arising during period	$4,369	$1,529	$2,840
Less reclassification adjustment for gains realized in net income	5,358	1,875	3,483

Unrealized losses on investment securities	(989)	(346)	(643)
Unrecognized benefit obligation expense:
Actuarial gain	333	117	216
Less reclassification adjustment for amortization	172	60	112

	505	177	328

Other comprehensive loss, net	$(484)	$(169)	$(315)

	Year ended December 31, 2006
	Before tax	Tax	Net of tax
(In thousands)	amount	expense	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$2,185	$765	$1,420
Less reclassification adjustment for gains realized in net income	383	134	249

Other comprehensive income, net	$1,802	$631	$1,171

The other components of accumulated other comprehensive loss at December 31, 2008, 2007, and 2006 are as follows:

(In thousands)	2008	2007	2006
Unrecognized benefit obligation	$(1,189)	$(1,267)	$(2,504)
Unrealized (losses) gains on AFS investments	(24,917)	(643)	231
Adjustment to net periodic pension cost	—	328	—

Accumulated other comprehensive loss	$(26,106)	$(1,582)	$(2,273)

Refer to “Note M — Pension Plans” to the Consolidated Financial Statements for more information.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
18. Reclassifications
The Company reviewed the financial reporting of its real estate acquisition, development and construction (“ADC”) loans during 2007. As a result of this review, the Company determined that three ADC loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and SFAS No. 66, “Accounting for Sales of Real Estate.” An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The Company reclassified two of these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building, which was paid off during the second quarter of 2008, which resulted in a gain on sales related to real estate joint ventures of $1.1 million, and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. The third investment in the amount of $2.5 million was classified as an investment in a real estate joint venture at December 31, 2007 and was to fund the acquisition of a marina project. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007 and the impairment was charged to operating expenses during the same quarter. As of December 31, 2008, the balance of the marina investment was $2.5 million, for a total investment in real estate joint ventures of $2.5 million.
In addition, certain other reclassifications have been made in the Consolidated Financial Statements for 2007 and 2006 to conform to the classifications in 2008. These reclassifications had no effect on net income (loss).
19. Variable Interest Entities (“VIE”)
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
In accordance with SFAS 66, the full accrual method is used to recognize profit on real estate sales. Profits on the sales of this real estate are recorded when cash in excess of the amount of the amount of the original investment is received, and calculation of same is made in accordance with the terms of the partnership agreement. The Company is no longer obligated to perform significant activities after the sale to earn profits, and there is no continuing involvement with the property. The usual risks and rewards of ownership in the transaction had passed to the acquirer. The Company was not required to apply the requirements of paragraphs 33 and 34 of SFAS 66, because it did not retain an equity interest in the real estate. The Company did not have an equity interest in the buyers and buyers were independent from the Company.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of December 31, 2008, the company has one VIE which is consolidated into the Company’s financial statements. Royal Scully Associates, L.P. (the “Partnership”) met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to our partners. In September 2005, the Company, together with a real estate development company, formed the Partnership. The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of December 31, 2008, the Partnership also had $12.4 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company is not obligated to pay the senior debt.
In accordance with Statement SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows as of December 31, 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007 which resulted in the Partnership recording an $8.5 million impairment charge. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. In 2007, the Company recognized a $6.2 million reduction in pre-tax income associated with its share of the impairment recognized by the Partnership. During the fourth quarter of 2008, the Company recognized an additional $1.5 million in impairment and a corresponding reduction of pre-tax income based upon updated estimated future discounted operating cash flows associated with the Partnership.
At December 31, 2008, the Partnership had total assets of $20.8 million of which $18.9 million is real estate as reflected on the consolidated balance sheet and total borrowings of $21.6 million, of which $9.2 million relates to the Company’s mezzanine loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in this Partnership ($2.5 million capital contribution and $9.2 million of mezzanine loans). The impairments mentioned above have contributed to an overall reduction in the Company’s investment. At December 31, 2008 the remaining amount of the investment in and receivables due from the Partnership totaled $6.6 million.
As of December 31, 2008, the Partnership projected sales insufficient to repay a portion of its mortgages payable by June 9, 2009, has delinquent condominium fees resulting in a technical default and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Partnership’s December 31, 2008 financial statements have been prepared assuming that the Partnership will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Trust Preferred Securities
Royal Bancshares Capital Trust I/II (“Trusts”) issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004. The Company does not consolidate the Trusts as FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts expected returns. The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774,000. In addition, the income received on the Company’s common stock investments is included in other income. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations. The Federal Reserve Bank has issued final guidance on the regulatory treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as a part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.
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
The Company had utilized interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts represent a series of interest flows are exchanged over a prescribed period. Each quarter the Company used the Volatility Reduction Measure (“VRM”) to determine the effectiveness of their fair value hedges.
As a consequence of the 2008 third quarter Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy filing, the swap agreements and cash flow hedge that existed at the end of the 2008 second quarter were terminated. The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral. The Company intends to continue to vigorously pursue return of the collateral pledged in connection with the interest rate swap. Because of the uncertainty surrounding the litigation and the bankruptcy of Lehman, the Company has determined to classify the collateral as other than temporarily impaired as of December 31, 2008. Additionally, the Company had an interest receivable associated with the cash flow hedge of approximately $240,000 that was written down to $0 during the third quarter of 2008.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
At December 31, 2008 and 2007, the information pertaining to outstanding interest rate swap agreements used to hedge fixed rate loans and investments is as follows:

	December 31,
(In thousands, except percentages)	2008	2007
Notional amounts	$—	$60,502
Weighted average pay rate	—	5.53%
Weighted average receive rate	—	4.75%
Weighted average maturity (years)	—	3.6
Fair value relating to interest rate swaps	$—	$336
The fair value on the interest rate swaps included above is estimated by using characteristics such as the current interest environment and the present value of future payments between the Company and its counterparties.
21. Restrictions on Cash and Amounts Due From Banks
Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to $100,000. At December 31, 2008 and December 31, 2007, Royal Asian was not required to maintain an average balance with the Federal Reserve Bank.
22. Federal Home Loan Bank Stock
Federal law requires that a member institution of the Federal Home Loan Bank System to hold restricted stock of its district Federal Home Loan Bank (“FHLB”) according to a predetermined formula. Restricted stock, which represents required investment in the common stock of FHLB, is carried at cost and as of December 31, 2008 and 2007, was $11.0 million and $13.5 million, respectively. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.
Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.
Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2008.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
23. Significant Concentration of Credit Risk
Most of the Company’s activities are with customers located with in the Mid-Atlantic region of the country. “Note C — Investment Securities” discusses the types of securities in which the Company invests. “Note D — Loans and Leases” discusses the types of lending in which the Company engages. The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business. The Company has 18% of its investment portfolio concentrated in the financial services industry. No substantial portion of loans is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate. There are numerous risks associated with commercial loans that could impact the borrower’s ability to repay on a timely basis. They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity. The Company has seen a deterioration in economic conditions as it pertains to real estate loans. Construction loans and non-residential real estate loans represent 59% and 16%, respectively of the $85.8 million in non-accrual loans at December 31, 2008.
The Company attempts to mitigate these risks by making an analysis of the borrower’s business and industry history, its financial position, as well as that of the business owner. The Company will also require the borrower to provide financial information on the operation of the business periodically over the life of the loan. In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.
NOTE B — SEGMENT INFORMATION
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
SFAS No. 131, “Segment Reporting,” established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate and assess resources and performance. Royal Bancshares’ chief operating decision maker is the President and Chief Operating Officer. Royal Bancshares has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that makes equity investments in real estate and extends mezzanine loans to real estate projects. At December 31, 2008 and 2007, one such equity investment in real estate meets the requirements for consolidation under FIN 46 (R) based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting on a consolidated basis said investment as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to our partners. The VIE is included below in the Equity Investment category.
Community banking
The Company’s Community Banking segment which includes Royal Bank America and Royal Asian Bank (the “Banks”) consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Banks to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk. While the Banks make very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE B — SEGMENT INFORMATION — Continued
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
Equity investments
In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assessed the recoverability of fixed assets based on estimated future operating cash flows during the third quarter of 2007. It was determined that the carrying value of long-lived assets became impaired during the third quarter of 2007. Further impairment occurred during the fourth quarter of 2008. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. The Company’s investment in this entity is further discussed in “Note A.19 — Summary of Significant Accounting Policies” to the Consolidated Financial Statements.
Other segments
RBA Capital and RBA Leasing are reported in this category. RBA Capital is a “re-discount” lender. RBA Leasing is a small ticket leasing company. Neither RBA Capital nor RBA Leasing met the threshold requirements under SFAS 131 that would preclude them from being combined and reported below as “Other segments.” See the “Non-Bank Subsidiaries” in “Item 1 Business”.
Selected segment information and reconciliations to consolidated financial information are as follows:

(In thousands)	Community	Tax Lien	Equity
December 31, 2008	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,009,992	$84,965	$17,405	$63,224	$1,175,586

Total deposits	760,068	—	—	—	760,068

Interest income	$59,001	$8,289	$—	$5,474	$72,764
Interest expense	31,620	3,499	251	2,739	38,109

Net interest income (loss)	27,381	4,790	(251)	2,735	34,655
Provision for loan losses	17,424	2,607	—	1,810	21,841
Total non-interest (loss) income	(19,095)	560	2,177	570	(15,788)
Total non-interest expense	26,089	1,960	966	2,018	31,033
Impairment -real estate owned via equity investment	—	—	1,500	—	1,500
Minority interest	—	57	—	(125)	(68)
Income tax expense (benefit)	3,070	(55)	(189)	(183)	2,643

Net (loss) income	$(38,297)	$781	$(351)	$(215)	$(38,082)

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE B — SEGMENT INFORMATION — Continued

(In thousands)	Community	Tax Lien	Equity
December 31, 2007	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,140,373	$63,211	$22,711	$52,180	$1,278,475

Total deposits	770,152	—	—	—	770,152

Interest income	$77,022	$5,702	$—	$4,012	$86,736
Interest expense	42,649	3,289	623	2,312	48,873

Net interest income (loss)	34,373	2,413	(623)	1,700	37,863
Provision for loan losses	11,964	150	—	912	13,026
Total non-interest income	8,498	1,069	2,814	507	12,888
Total non-interest expense	21,283	1,644	1,590	1,088	25,605
Impairment -real estate joint venture	5,927	—	—	—	5,927
Impairment -real estate owned via equity investment	—	—	8,500	—	8,500
Minority interest	—	173	(1,510)	34	(1,303)
Income tax expense (benefit)	60	536	(2,236)	72	(1,568)

Net income (loss)	$3,637	$979	$(4,153)	$101	$564

(In thousands)	Community	Tax Lien	Equity
December 31, 2006	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,255,115	$43,672	$44,535	$12,989	$1,356,311

Total deposits	859,457	—	—	—	859,457

Interest income	$87,435	$4,547	$—	$1,024	$93,006
Interest expense	39,416	3,323	3,108	525	46,372

Net interest income (loss)	48,019	1,224	(3,108)	499	46,634
Provision for loan losses	1,393	25	—	385	1,803
Total non-interest income	3,778	1,473	6,627	93	11,971
Total non-interest expense	20,323	2,164	1,606	559	24,652
Minority interest	(86)	111	634	(92)	567
Income tax (benefit) expense	9,460	230	448	(123)	10,015

Net income (loss)	$20,707	$167	$831	$(137)	$21,568

Interest paid to the Community Bank segment by the Tax Lien Operation was approximately $3.5 million, $3.3 million and $3.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.
NOTE C — INVESTMENT SECURITIES
During the third quarter of, 2008, The Company reclassified the remainder of its HTM portfolio to AFS. The transferred investment securities had a total book value of $37.6 million and a fair value of $34.7 million. The unrealized loss of $3.0 million on these securities was recorded, net of tax, as other comprehensive loss, an adjustment to stockholders’ equity. The Company has the intent and the ability to hold these securities until they recover or mature.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE C — INVESTMENT SECURITIES — Continued
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are summarized as follows:

	As of December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
Investment securities available-for-sale
Mortgage-backed securities	$53,871	$1,190	$—	$55,061
U.S. government agencies	48,109	82	—	48,191
Preferred and common stock	23,907	8	(8,911)	15,004
Collateralized mortgage obligations	121,559	1,649	(6,293)	116,915
Collateralized debt obligations	35,000	—	(8,840)	26,160
Corporate bonds	57,445	641	(6,748)	51,338
Trust preferred securities	36,316	606	(6,778)	30,144
Other securities	7,631	54	(196)	7,489

Total available-for-sale	$383,838	$4,230	$(37,766)	$350,302

	As of December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized		Carrying
(In thousands)	cost	gains	losses	Fair value	value
Investment securities held-to-maturity

Mortgage-backed securities	$105	$—	$—	$105	$105
U.S. government agencies	80,000	13	(234)	79,779	80,000
Collateralized debt obligations	60,000	1,200	(740)	60,460	60,000
Other debt securities	2,800	312	—	3,112	2,800

Total held-to-maturity	$142,905	$1,525	$(974)	$143,456	$142,905

Investment securities available-for-sale
Mortgage-backed securities	$33,090	$383	$(187)	$33,285	$33,285
U.S. government agencies	104,982	51	(153)	104,880	104,880
Preferred and common stock	20,696	17	(821)	19,892	19,892
Collateralized mortgage obligations	82,316	965	(155)	83,126	83,126
Corporate bonds	86,205	464	(1,241)	85,428	85,428
Trust preferred securities	44,118	2,151	(2,169)	44,100	44,100
Other securities	4,557	60	—	4,617	4,617

Total available-for-sale	$375,964	$4,091	$(4,726)	$375,328	$375,328

During 2008, the Company recorded an impairment charge to earnings of $18.4 million related to corporate bonds, collateralized mortgage obligations (“CMOs”) and preferred stocks of financial institutions. Management concluded that these investments were “other than temporarily impaired.” In addition, the Company recorded an impairment charge of approximately $5.0 million relating to a government mortgage-backed security previously pledged in connection with an interest rate swap agreement entered into in 2002. See Note A-20 for further discussion.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE C — INVESTMENT SECURITIES — Continued
The Company continuously monitors the remaining investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
The amortized cost and fair value of investment securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2008
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$10,500	$6,307
After 1 but within 5 years	95,695	84,895
After 5 but within 10 years	34,359	34,487
After 10 years	36,316	30,144
Mortgage-backed securities	53,871	55,061
Collateralized mortgage obligations	121,559	116,915

Total available for sale debt securities	352,300	327,809

No contractual maturity	31,538	22,493

Total available for sale securities	$383,838	$350,302

Proceeds from the sales of investment securities available for sale during 2008, 2007 and 2006 were $15.8 million, $20.8 million, and $4.6 million, respectively, resulting in net realized (losses) or gains of ($1.3 million), $5.4 million and $383,000 during 2008, 2007, and 2006, respectively.
As of December 31, 2008, investment securities with a market value of $130.6 million were pledged as collateral to secure advances with the FHLB.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008:

	Less than 12 months			12 months or longer			Total
						Number
		Unrealized	Number of		Unrealized	of		Unrealized	Number of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
Investment securities available for sale
Mortgage-backed securities	$—	$—	—	$—	$—	—	$—	$—	—
U.S. government agencies	—	—	—	—	—	—	—	—	—
Preferred and common stock	14,597	(7,768)	8	357	(1,143)	1	14,954	(8,911)	9
Collateralized mortgage obligations	30,711	(5,400)	10	12,008	(893)	5	42,719	(6,293)	15
Collateralized debt obligations	20,353	(4,647)	1	5,807	(4,193)	2	26,160	(8,840)	3
Corporate bonds	23,794	(5,902)	10	8,643	(846)	2	32,437	(6,748)	12
Trust preferred securities	22,818	(6,484)	13	1,720	(294)	1	24,538	(6,778)	14
Other securities	1,470	(196)	2	—	—	—	1,470	(196)	2

Total available for sale	$113,743	$(30,397)	44	$28,535	$(7,369)	11	$142,278	$(37,766)	55

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE C — INVESTMENT SECURITIES — Continued
In management’s opinion the unrealized losses on securities are primarily related to changes in interest rates subsequent to the purchase of specific securities; the turbulent credit and illiquid financial markets; and the current uncertainty in the economic environment. Additionally, the national trend in the increasing numbers of residential mortgage delinquencies and foreclosures is impacting the pricing on CMOs. At December 31, 2008, there were 44 securities in the “less than twelve months” category and 11 securities in the “twelve months or longer” category. Investment grade securities totaled $111.2 million while securities totaling $31.2 million were not rated based on the most recent rating information on December 31, 2008. The Company has the ability and intent to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairments of the securities.
Preferred and Common Stock: The investments in marketable equity securities consist primarily of large cap, small cap and mid-cap diversified third party managed funds. In addition, specific preferred and common stocks mainly within the financial services industry and real estate investment funds comprise the balance of this investment category. The severity of the impairment is correlated to the decline of the stock market that started in the fall of 2007, but primarily due to the decline that has occurred during the last four months of 2008 due to the current economic recession. One of the preferred stock investments within the financial services industry, which is currently not rated by the rating agencies, has an unrealized loss of $1.1 million at 12/31/08. The Company continues to receive dividend payments on the preferred stock, which is deemed to be illiquid at present. Because the Company has the ability and intent to hold these investments until a recovery of fair value, it doesn’t consider the impairment to be other than temporary. $7.8 million of the total $8.9 million unrealized losses for this investment category have occurred for less than twelve months.
Collateralized Mortgage Obligations (“CMOs”): The unrealized losses in CMOs relate to increased credit risk as the overall increase in mortgage foreclosures and delinquencies have risen dramatically during the past year. The credit ratings for these investments have experienced some ratings declines however the majority of the decline in value of these investments relates to the uncertainty surrounding the economy and the housing market which could result in further increases in mortgage delinquencies and foreclosures. Of the $6.3 million in total unrealized losses for this investment category, $5.4 million has occurred for less than twelve months.
Collateralized Debt Obligations (“CDOs”): The unrealized losses for the Company’s CDO investments relate to the credit default risk of the pool of diversified companies within each of three collateralized debt obligations. The decline reflects the uncertainty associated with the current economic recession and the potential for increased company bankruptcies that could potentially result in losses within these investments. The CDO valuations reflect market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool. Two of the CDOs have a diversified pool of approximately 100 companies that have experienced four defaults since inception, while the other CDO has a diversified pool of a similar amount of companies that have experienced 3 defaults, both as of December 31, 2008. Two of the CDOs, which mature in December of 2009, have the ability to sustain an additional 3 to 15 defaults depending upon the recovery rate and the size of the potential defaulted companies. The remaining CDO, which matures in June of 2010, has the ability to sustain an additional 16 to 27 defaults depending upon the recovery rate for the potential defaulted companies.
Corporate Bonds: The Company’s unrealized losses in investments in corporate bonds represent credit risk of the underlying issuers, which are primarily financial institutions and insurance companies. The ratings for the corporate bonds have declined during 2008 due to a significant reduction of earnings and capital during the past year for many of the issuers of the corporate debt. Two of the (total number) corporate bonds, one related to the insurance industry and another related to the publishing industry were recently downgraded in the first quarter of 2009 below investment grade. In addition, recent down grades of the financial industry corporate bonds occurred during the fourth quarter of 2008 and first quarter of 2009, but have retained investment grade ratings. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investments to be other than temporarily impaired at December 31, 2008. Of the total of $6.7 million in unrealized losses for this investment category, $5.9 million represents losses of less than twelve months.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE C — INVESTMENT SECURITIES — Continued
Trust Preferred Securities: The unrealized losses in investments in trust referred securities of the Company reflect the credit concerns related to the financial institutions that issued these long term financial obligations. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in lower values for all trust preferred securities. The valuations of trust preferred securities were based upon the average of fair market values received from three separate bond trading firms due to the current illiquidity of these investment securities. Their individual valuations were based primarily upon the long term viability of the underlying financial institution for each investment security and active trades in comparable products. Based upon the strength of the financial institutions that issued these debt instruments and the intent to hold these investments until a recovery of fair value occurs, the Company doesn’t consider these investments to be other than temporarily impaired at December 31, 2008. $6.5 million of the $6.8 million in unrealized losses for this investment category has occurred for less than twelve months.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Investment securities held to maturity
U.S. government Agencies	$—	$—	$69,767	$(234)	$69,767	$(234)
Collateralized debt obligations	9,260	(740)	—	—	9,260	(740)

Total held to maturity	$9,260	$(740)	$69,767	$(234)	$79,027	$(974)

Investment securities available for sale
U.S. government agencies	$—	$—	$59,847	$(153)	$59,847	$(153)
Mortgage backed securities	—	—	22,987	(188)	22,987	(188)
Preferred and common stock	19,048	(699)	786	(122)	19,834	(821)
Collateralized mortgage obligations	3,187	(1)	16,218	(154)	19,405	(155)
Corporate bonds	33,226	(1,135)	7,406	(106)	40,632	(1,241)
Trust Preferreds	5,096	(2,168)	—	—	5,096	(2,168)

Total Available for Sale	$60,557	$(4,003)	$107,244	$(723)	$167,801	$(4,726)

Total temporarily impaired securities	$69,817	$(4,743)	$177,011	$(957)	$246,828	$(5,700)

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE D — LOANS AND LEASES
Major classifications of loans are as follows:

	As of December 31,
(In thousands)	2008	2007
Loans secured by real estate:
Construction	$167,204	$92,779
Construction and land development — mezzanine	2,421	6,443
Land development	74,168	78,874
Secured by 1-4 family residential properties:
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	1,322	2,094
All other loans secured by 1-4 family residential properties:
Secured by first liens	21,607	32,485
Secured by junior liens	4,551	7,707
Secured by multi family (5 or more) residential properties	14,059	6,887
Secured by 1-4 family res. Properties — mezzanine	335	3,504
Secured by non-farm nonresidential properties	234,573	261,350
Secured by non-farm nonresidential properties — mezzanine	4,111	8,749
Tax certificates	64,168	46,090
Commercial and industrial loans	86,278	77,793
Loans to individuals for household, family, and other personal expenditures	1,031	1,157
Obligations of state and political subdivisions in the U.S.	47	63
Lease financing receivables (net of unearned income)	26,123	19,778
All other loans	165	267
Less: Net deferred loan fees	1,441	1,545

Total loans and leases, net of unearned income	$700,722	$644,475

The Company granted loans to the officers and directors of the Company and to their associates. In accordance with Regulation O, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $4.3 million at December 31, 2008 and 2007. During 2008 there were two new loans approved totaling $1.4 million. Total payments received on related party loans in 2008 were $1.4 million.
The Company classifies its leases as capital leases, in accordance to SFAS No. 13, Accounting for Leases, as amended by SFAS 98 & 145. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method.
Non-accrual and impaired loans amounted to $85.8 million and $25.4 million at December 31, 2008 and 2007, respectively. If interest had been accrued, such income would have been approximately $5.1 million, $2,970,000, and $683,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company’s policy for interest income recognition on non-accrual loans is to recognize income under the cash basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE D — LOANS AND LEASES — Continued
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income.
The following is a summary of information pertaining to impaired loans:

	As of December 31,
(In thousands)	2008	2007
Impaired loans with a valuation allowance	$69,350	$22,052
Impaired loans without a valuation allowance	16,480	3,349

Total impaired loans	$85,830	$25,401

Valuation allowance related to impaired loans	$12,882	$4,560

	For the years ended December 31,
(In thousands)	2008	2007	2006
Average investment in impaired loans	$55,134	$24,741	$13,500
Interest income recognized on impaired loans	$302	$763	$641
Interest income recognized on a cash basis on impaired loans	$302	$763	$641
Total cash collected on impaired loans during 2008, 2007, and 2006 was $7.6 million, $16.6 million, and $2.6 million, respectively, of which $7.6 million, $15.8 million and $1.9 million was credited to the principal balance outstanding on such loans, respectively.
The Company grants commercial and real estate loans primarily in the greater Mid-Atlantic region. The Company has concentrations of credit risk in real estate development loans at December 31, 2008. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the economic sector.

	For the years ended December 31,
(In thousands)	2008	2007	2006
Balance at the beginning of the year	$19,282	$11,455	$10,276
Charge-offs	(12,327)	(5,466)	(745)
Recoveries	112	267	121

Net charge-offs	(12,215)	(5,199)	(624)
Provision for loan losses and leases	21,841	13,026	1,803

Balance at the end of year	$28,908	$19,282	$11,455

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE E — PREMISES AND EQUIPMENT

	Estimated	As of December 31,
(In thousands)	Useful Lives	2008	2007
Land		$2,396	$2,396
Buildings and leasehold improvements	5 – 39 years	8,010	8,149
Furniture, fixtures and equipment	3 – 7 years	6,711	6,198

		17,117	16,743
Less accumulated depreciation and amortization		10,191	9,302

		$6,926	$7,441

Depreciation and amortization expense, related to premises and equipment, was approximately $1.1 million, $1.1 million, and $1.2 million for the years ended 2008, 2007, and 2006, respectively. Depreciation and amortization related to real estate owned via equity investments is not included in the above table. During the second quarter of 2008, the Company sold a property for a $2.0 million gain.
NOTE F — DEPOSITS
Deposits are summarized as follows:

	As of December 31,
(In thousands)	2008	2007
Demand	$50,886	$59,573
NOW	48,431	52,766
Money Market	145,438	197,678
Savings	15,171	15,352
Time, $100 and over	325,958	265,250
Other time	174,184	179,533

Total deposits	$760,068	$770,152

Included in deposits are brokered time deposits of $218.2 million and $167.7 million as of December 31, 2008 and December 31, 2007, respectively.
Maturities of time deposits for the next five years and thereafter are as follows:

(In thousands)	As of December 31, 2008
2009	$257,004
2010	158,684
2011	67,329
2012	8,207
2013	4,448
Thereafter	4,470

Total certificates of deposit	$500,142

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE G — BORROWINGS
1. Advances from the Federal Home Loan Bank
Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of December 31, 2008. At December 31, 2008, advances from the FHLB totaling $230.6 million, which includes the $22.0 million mentioned above, will mature within one day to five years. The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities. The FHLB advances had a weighted average interest rate of 4.00%. The average balance of advances with the FHLB during 2008 was $223.2 million.
The available borrowing capacity is based on qualified collateral. Subsequent to December 31, 2008 Royal Bank was notified by the FHLB that they were being placed on full delivery status meaning that all current and future borrowings must be fully collateralized. The FHLB’s decision was based primarily upon the increase in Royal Bank’s non-performing assets and net loss. Additional collateral has been pledged to the FHLB during February 2009. The available amount for future borrowings will be based on the amount of collateral to be pledged.
At December 31, 2007, advances from FHLB totaled $289.5 million with maturities within one day to six years. These advances had a weighted average interest rate of 4.42%. The average balance of advances with the FHLB during 2007 was $200.3 million.
Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of December 31,
(Dollars in thousands)	2008		2007

2008	$—		$102,000	4.36%
2009	37,000	2.63%	15,000	5.58%
2010	92,500	5.30%	92,500	5.30%
2011	—	0.00%	—	0.00%
2012	51,069	3.96%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%

Total FHLB borrowings	$230,569		$289,500

2. Other borrowings
The Company has a note payable with PNC Bank at December 31, 2008 in the amount of $5.1 million with a maturity date of August 25, 2016. The note payable balance at December 31, 2007 was $5.4 million. The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly. The interest rate at December 31, 2008 and 2007 was 1.59% and 4.95%, respectively.
During 2008, the Company borrowed an additional $40 million from PNC which will mature on January 7, 2018. These borrowings are secured by government agencies and mortgaged backed securities. These borrowings have a weighted average interest rate of 3.65%. As of December 31, 2008, investment securities with a market value of $57.5 million were pledged as collateral to secure all borrowings with the PNC Bank.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE G — BORROWINGS — Continued
3. Subordinated debentures
On October 27, 2004, the Company completed a private placement of an aggregate of $25.0 million of Trust Preferred Securities through two newly-formed Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts). As part of this transaction, the Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 4.15% at December 31, 2008, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities bear an initial interest rate of 5.80% until December 2009 and then which will reset quarterly at 3-month LIBOR plus 2.15%.
Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and an aggregate principal amount of $387,000 of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to the Company. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities
NOTE H — LEASE COMMITMENTS
The Company leases various premises under non-cancelable operating lease agreements, which expire through 2013 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31:

(In thousands)	As of December 31, 2008
2009	$1,079
2010	788
2011	484
2012	319
2013	67

Total lease commitments	$2,737

Rental expense for all leases was approximately $1.3 million, $1.1 million, and $816,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
On December 20, 2006, the Company’s Board of Directors declared a 5% stock dividend to shareholders of Class “A” and Class “B” of record on January 3, 2007, which was paid on January 17, 2007. All weighted average and per share information has been retroactively restated. No stock dividends were declared in 2007 and 2008. On May 16, 2007, the Company’s Board of Directors authorized the repurchase of up to 670,000 shares of the Company’s common stock. For the year ended December 31, 2008, 100,000 shares were repurchased at an average price of $9.46.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE I — COMMON STOCK — Continued
See “Note T — Subsequent Events” to the Consolidated Financial Statements for discussion on stock repurchase restrictions.
NOTE J — INCOME TAXES
The components of the income tax expense (benefit) included in the consolidated statements of income are as follows:

	For the years ended December 31,
(In thousands)	2008	2007	2006
Income tax expense (benefit)
Current	$(7,819)	$2,620	$11,952
Deferred	10,462	(4,188)	(1,937)

Income tax expense (benefit)	$2,643	$(1,568)	$10,015

The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2008, 2007, and 2006 is as follows:

	For the years ended December 31,
(In thousands)	2008	2007	2006
Computed tax (benefit) expense at statutory rate	$(12,404)	$(351)	$11,054
Tax-exempt income	(170)	(229)	(257)
Low-income housing tax credit	—	—	(544)
Nondeductible expense	69	78	65
Bank owned life insurance	(432)	(306)	(296)
Other non-taxable income	(413)	(391)	—
Other, net	496	(369)	(7)
Establishment of valuation allowance	15,497	—	—

Applicable income tax expense (benefit)	$2,643	$(1,568)	$10,015

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE J — INCOME TAXES — Continued
Deferred tax assets and liabilities consist of the following:

	As of December 31,
(In thousands)	2008	2007
Deferred tax assets
Allowance for loan losses	$10,118	$6,749
Asset valuation reserves	431	431
Investment in partnerships	3,654	1,957
Accrued pension liability	3,641	3,239
Accrued stock-based compensation	732	486
Net operating loss carryovers from Knoblauch State Bank	1,232	1,409
Unrealized losses on investment securities available for sale	11,738	222

Deferred tax assets before valuation allowance	31,546	14,493

Less valuation allowance	(15,497)	—
Less valuation allowance for equity securities	(3,119)	—

Total deferred tax assets	12,930	14,493

Deferred tax liabilities
Penalties on delinquent tax certificates	420	183
Accretion on investments	488	369
Prepaid Deductions	337	170
Other	(30)	1

Total deferred tax liabilities	1,215	723

Net deferred tax assets, included in other assets	$11,715	$13,770

In 2008 the Company generated net operating income tax losses of approximately $28.8 million which are available to be carried back to prior open tax years.
The Company has approximately $22.0 million of net operating loss carryovers from the acquisition of Knoblauch State Bank (“KSB”) of which $6.7 million have been utilized through December 31, 2008, $3.5 million is available to be utilized in 2009 and $12.0 million will expire unused. These losses will fully expire in 2009. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code.
During 2005, the Company had approximately $15.7 million of tax goodwill from the acquisition of KSB. The Company has fully deducted all allowable amounts of goodwill for tax purposes through December 31, 2008. The utilization of this goodwill for tax purposes was subject to the limitations under Section 382 of the Internal Revenue Code. For 2008 and 2007 approximately $770,000, and for 2006 approximately $1,353,000 has been utilized for tax purposes in connection with the KSB net operating loss carryovers and tax goodwill.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE J — INCOME TAXES — Continued
The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. The deferred tax assets, net of valuation allowances, totaled $11.7 million ($8.6 million related available for sale investment securities and $3.1 million related to future reversals of temporary differences) and $13.8 million at December 31, 2008 and December 31, 2007, respectively. Management evaluated the deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors.
As of December 31, 2008, the Company was in a cumulative book taxable loss position for the three-year period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. The cumulative book taxable loss position was caused by the negative impact on results from the banking operations and loan and lease losses over the past year. These conditions deteriorated dramatically during the three month period ended December 31, 2008, causing a significant increase in the pre-tax loss for the three month period ended December 31, 2008, due in part to much higher credit losses, and downward revisions to projections of future results.
As of December 31, 2008, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. As a result, the Company recorded a non-cash charge of $15.5 million in the consolidated statements of income in the three month period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. In addition, the Company established an additional valuation allowance of $3.1 million related to unrealized losses recorded through accumulated other comprehensive income on available-for-sale equity securities because these losses are capital in nature. The Company did not establish a valuation allowance for the deferred tax asset amount of $8.6 million as of December 31, 2008 that is related to unrealized losses recorded through accumulated other comprehensive income on available-for-sale debt securities. Management believes this deferred tax amount is recoverable because the Company has the intent and ability to hold these securities until recovery of the unrealized loss amounts. The remaining $3.1 million of deferred tax assets relates to projected reversals of temporary differences in 2009 that are projected to be carried back to a prior year.
The Company adopted the provisions of FASB FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Previously, the Bank had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Bank applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.
The Company is subject to income taxes in the U. S. and various state and local jurisdictions. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE K — EARNINGS PER SHARE
Basic and diluted EPS are calculated as follows:

	For the year ended December 31, 2008
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(38,082)	13,294	$(2.86)
All options to purchase shares of common stock were anti-dilutive in the computation of 2008 diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year.

	For the year ended December 31, 2007
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic EPS
Income available to common shareholders	$564	13,433	$0.04
Effect of dilutive securities:
Stock options	—	14	(0.00)

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$564	13,447	$0.04

All options to purchase shares of common stock were included in the computation of 2007 diluted EPS because the exercise price was less than the average market price of the common stock.

	For the year ended December 31, 2006
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE L — STOCK COMPENSATION PLANS
Under the Company’s Director’s and Employee’s Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 2.1 million shares of common stock. Non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R); “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. The Company recognized compensation expense for stock options in the amounts of $703,000, $657,000 and $733,000 for December 31, 2008, 2007 and 2006, respectively.
SFAS No. 123(R) requires the cash flows resulting from all tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits classified as a financing cash inflow of $0 and $114,000 for December 31, 2008 and 2007, respectively, would have been classified as an operating cash flow if the Company had not adopted SFAS No. 123(R).
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008 (1)	2008 (2)	2007 (1)	2007 (2)	2006
Dividend yield	0.00%	0.00%	4.85%	4.85%	4.09%
Expected life	7.5 years	5.5 years	7.5 years	5.5 years	7 years
Expected volatility	49.90%	45.18%	29.68%	26.35%	24.47%
Risk-free interest rate	3.51%	3.51%	4.79%	4.58%	4.71%

(1)	Amounts represent weighted average assumption for options granted during 2008 and 2007 to employees under the Long Term Incentive Plan.

(2)	Amounts represent weighted average assumption for options granted during 2008 and 2007 to directors under the Long Term Incentive Plan.
The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
1. Outside Directors’ Stock Option Plan
The Company adopted a non-qualified outside Directors’ Stock Option Plan (the “Directors’ Plan”). Under the terms of the Directors’ Plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually. The options were granted at the fair market value at the date of the grant. The options are exercisable one year after the date of grant date and must be exercised within ten years of the grant.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE L — STOCK COMPENSATION PLANS — Continued
A summary of the status of the Directors’ Plan is presented below:

	2008				2007		2006
		Weighted	Weighted			Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value (1)	Options	Price	Options	Price

Options outstanding at beginning of year	100,294	$18.62			102,552	$18.41	95,621	$17.65
Granted	—	—			—	—	17,325	21.78
Exercised	—	—			(2,258)	9.13	(10,394)	17.96
Forfeited	(4,344)	13.75			—	—	—	—

Options outstanding at the end of the year	95,950	$18.82	4.4	$—	100,294	$18.62	102,552	$18.41

Options exercisable at the end of the year	95,950	$18.82	4.4	$—	100,294	$18.62	85,227	$17.72

Weighted-average fair value of options granted during the year		$—				$—		$4.91

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2008. The intrinsic value varies based on the changes in the market value in the Company’s stock.
Information pertaining to options outstanding at December 31, 2008 is as follows:

	Options outstanding
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	Price	Term (yrs)
$10.57	4,178	$10.57	0.8
$11.72 – $13.22	14,944	11.81	1.7
$16.55 – $20.70	27,063	18.11	3.6
$21.78 – $22.38	49,765	22.01	6.0

	95,950	$18.82	4.4

As of December 31, 2008 all outstanding shares are fully vested (exercisable). The ability to grant new options under this plan has expired.
2. Employee Stock Option and Appreciation Right Plan
The Company adopted a Stock Option and Appreciation Right Plan (the Plan). The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1.8 million shares of the Company’s Class A common stock (but not in excess of 19% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE L — STOCK OPTION PLANS — Continued
A summary of the status of the Plan is presented below:

	2008				2007		2006
		Weighted	Weighted			Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value (1)	Options	Price	Options	Price

Options outstanding at beginning of year	799,831	$19.64			853,804	$19.47	774,029	$18.68
Granted	—	—			—	—	157,500	21.78
Exercised	(14,588)	11.89			(24,718)	11.83	(46,877)	14.14
Forfeited	(99,370)	20.23			(29,255)	21.60	(30,848)	22.01

Options outstanding at the end of the year	685,873	$19.72	3.4	$—	799,831	$19.63	853,804	$19.48

Options exercisable at the end of the year	525,789	$19.05	3.0	$—	479,441	$18.57	390,819	$17.04

Weighted-average fair value of options granted during the year		$—		$—		$—		$4.91

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2008. The intrinsic value varies based on the changes in the market value in the Company’s stock.
Information pertaining to options outstanding at December 31, 2008 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$10.57	13,278	$10.57	0.3	13,278	$10.57
$11.72 – $13.22	82,649	11.86	1.2	82,649	11.86
$16.55 – $20.70	154,013	18.09	2.6	154,013	18.09
$21.78 – $22.38	435,933	22.07	4.2	275,849	21.17

	685,873	$19.72	3.4	525,789	$19.05

The following table provides detail for non-vested shares under the Employees’ Plan as of December 31, 2008:

	Number	Weighted average
	of shares	exercise price
Non-vested options December 31, 2007	296,644	$21.20
Forfeited	(77,649)	21.53
Vested	(58,911)	21.55

Non-vested options December 31, 2008	160,084	$20.91

There were a total of 160,084 unvested options at December 31, 2008, with a $735,000 fair value and approximately $543,000 remained to be recognized in expense. The net total intrinsic value for options that were exercised during

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE L — STOCK OPTION PLANS — Continued

2008, 2007, and 2006, was $31,000, $277,000 and $521,000, respectively. The ability to grant new options under this plan has expired.
3. Long-Term Incentive Plan
The 2007 Long-Term Incentive Plan was approved by Shareholders at the May 16, 2007 Annual Meeting. The plan consists of both a restricted and an unrestricted stock option plans. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes one million shares of Class A common stock, subject to customary anti-dilution adjustments, or approximately 9.0% of the total outstanding shares of the Class A common stock.
As of December 31, 2008, 172,390 shares from the unrestricted plan have been granted. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant date. Directors’ options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date.
A summary of the status of the unrestricted portion of the Plan is presented below:

	2008				2007
		Weighted	Weighted			Weighted
		Average	Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value (1)	Options	Price

Options outstanding at beginning of year	76,940	$20.08			—	$—
Granted	95,450	4.50			76,940	20.08
Exercised	—	—			—	—
Forfeited	(10,489)	20.08			—	—

Options outstanding at the end of the year	161,901	$10.89	8.4	$—	76,940	$20.08

Options exercisable at the end of the year	28,340	$20.08	7.0	$—	—	$—

Weighted-average fair value of options granted during the year		$2.38		$—		$4.12

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2008. The intrinsic value varies based on the changes in the market value in the Company’s stock.
Information pertaining to options outstanding at December 31, 2008 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$4.50	95,450	$4.50	9.8	—	$—
$20.08	66,451	20.08	6.4	28,340	20.08

	161,901	$10.89	8.4	28,340	$20.08

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE L — STOCK OPTION PLANS — Continued
The following table provides detail for non-vested shares under the Long-Term Incentive Plan as of December 31, 2008:

	Number	Weighted average
	of shares	exercise price
Non-vested options December 31, 2007	76,940	$20.08
Granted	95,450	4.50
Forfeited	(10,489)	20.08
Vested	(28,340)	20.08

Non-vested options December 31, 2008	133,561	$8.95

There were a total of 133,561 unvested options at December 31, 2008, with a $390,000 fair value and approximately $300,000 remained to be recognized in expense.
Under the aforementioned Long-Term Incentive Plan, approved by shareholders in May 2007, the Company is authorized to grant share-based incentive compensation awards for corporate performance to employees. These awards may be granted in form of shares of the Company’s common stock, performance-restricted restricted stock.
The vesting of awards is contingent upon meeting certain return on asset and return on equity goals. The awards are not permitted to be transferred during the restricted time period of three years from the date of the award and are subject to forfeiture to the extent that the performance restrictions are not satisfied. Awards are also forfeited if the employee terminates his or her service prior to the end of the restricted time period, unless such termination is in accordance with the Company’s mandatory retirement age. Vested awards are converted to shares of the Company’s common stock at the end of the restricted time period.
The fair market value of each employee based award is estimated based on the fair market value of the Company’s common stock on the date of the grant and probable performance goals to be achieved forfeitures. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed. Aggregate information regarding the performance based awards as of December 31, 2008 is presented below:

	2008				2007
		Weighted	Weighted			Weighted
		Average	Average	Average		Average
		Exercise	Remaining	Intrinsic		Exercise
	Options	Price	Term (yrs)	Value	Options	Price

Restricted options at the beginning of year	18,682	$11.43			—	$—
Granted	—	—			18,682	11.43
Exercised	—	—			—	—
Forfeited	(8,530)	11.43			—	—

Restricted options at the end of year	10,152	$11.43	1.9	$—	18,682	$11.43

Options exercisable at the end of the year	—	$—	—	$—	—	$—

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE L — STOCK OPTION PLANS — Continued
Information pertaining to options outstanding at December 31, 2008 is as follows:

Options outstanding
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	Price	Term (yrs)
$11.43	10,152	$ 11.43	1.9

Approximately $113,000 remained to be recognized in expense.
NOTE M — PENSION PLANS
The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment. On December 31, 2006, the Company adopted SFAS 158 which requires the recognition of a plan’s over-funded or under-funded status as an asset liability with an offsetting adjustment to Accumulated OCI. SFAS 158 requires the determination of the fair values of plans assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. These amounts were previously netted against the plan’s funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as components of net periodic benefits cost. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of Accumulated OCI.
Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	For the years ended December 31,
(In thousands)	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$9,156	$8,541
Service cost	472	513
Interest cost	526	491
Benefits paid	(56)	(56)
Amortization of actuarial loss	135	(333)

Benefits obligation at end of year	$10,233	$9,156

Unrecognized prior service cost	628	721
Unrecognized actuarial loss	1,189	1,077

	$1,817	$1,798

The accumulated benefit obligation at December 31, 2008 and December 31, 2007 was $9.6 million and $8.4 million, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE M — PENSION PLANS — Continued
Weighted-average assumptions used to determine benefit obligations, end of year:

	As of December 31,
	2008	2007
Discount rate	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%
Net pension cost included the following components:

	For the years ended December 31,
	2008	2007	2006
Service cost	$472	$513	$773
Interest cost	526	491	347
Amortization prior service cost	94	94	—
Amortization prior service gain/loss	23	80	—

Net periodic benefit cost	$1,115	$1,178	$1,120

Benefit payments to be made from the Non-qualified Pension Plan are as follows:

As of December 31, 2008
Non-Qualified
(In thousands)	Pension Plans
2009	$57
2010	438
2011	576
2012	614
2013	648
Thereafter next five years	4,973
Benefit payments are expected to be made from insurance policies owned by Royal Bank. The cash surrender value for these policies was approximately $1.7 million and $1.6 million as of December 31, 2008, and 2007, respectively.
Defined Contribution Plan
The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit. Matching contributions to the plan were approximately $248,000, $235,000, and $206,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
(The remainder of the page was intentionally left blank.)

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
The contract amounts are as follows:

	As of December 31,
(In thousands)	2008	2007
Financial instruments whose contract amounts represent credit risk
Open-end lines of credit	$98,549	$135,166
Commitments to extend credit	1,840	27,006
Standby letters of credit and financial guarantees written	4,563	6,886
Interest rate swap agreements	—	60,502
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
The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through 2009. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is approximately 75%.
Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts in the event of a termination.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Bank adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.
In December 2007, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		Significant	Significant
	Quoted Prices in	Other	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
(In thousands)	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Investment securities available for sale	$48,731	$223,314	$78,257	$350,302

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued
The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Investment
Securities
(In thousands)	Available for Sale

Assets
Beginning Balance December 31, 2007	$68,969
Total gains/(losses) — (realized/unrealized):
Included in earnings	(5,578)
Included in other comprehensive loss	(19,529)
Purchases, issuances, and settlements, net	(7,900)
Transfers in and/or out of Level 3	42,295

Ending balance December 31, 2008	$78,257

The fair value of investment securities for 2008 is described and presented above under SFAS 157 guidelines. Level 3 investment securities primarily include trust preferred securities and CDOs. During the third quarter of 2008, the market for investments in trust preferred securities became less liquid and as a result, inputs into the determination of the fair values of the Company’s trust preferred securities could not be determined principally from or corroborated by observable market data. Consequently, management has transferred these securities into Level 3. The CDO valuations reflect market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool.
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		Significant	Significant
	Quoted Prices in	Other	Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
(In thousands)	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Impaired loans	$—	$—	$56,468	$56,468
As discussed above, the Company has delayed its disclosure requirements of non-financial assets and liabilities. Certain real estate owned with write-downs subsequent to foreclosure are carried at fair value at the balance sheet date for which the Company has not yet adopted the provisions of SFAS 157.
The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007.
Cash and cash equivalents (carried at cost):
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued
Securities:
The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Level 3 investment securities included trust preferred securities and CDOs. During the third quarter of 2008, the market for investments in trust preferred securities became less liquid and as a result, inputs into the determination of the fair values of the Company’s trust preferred securities could not be determined principally from or corroborated by observable market data. Consequently, management has transferred these securities into Level 3. The CDO valuations reflect market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool.
Loans receivable (carried at cost):
The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.
Impaired loans (generally carried at fair value):
Impaired loans are those that are accounted for under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Interest rate swaps (carried at fair value):
The fair value of interest rate swaps are based upon the estimated amount the Company would receive or pay to terminate the contract or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The Company did not have interest rate swaps as of December 31, 2008. The fair value of the interest rate swaps as of December 31, 2007 was an asset of $336,000 on a notional amount $60.5 million.
Restricted investment in bank stock (carried at cost):
The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.
Accrued interest receivable and payable (carried at cost):
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.
Deposit liabilities (carried at cost):
The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Short-term borrowings (carried at cost):
The carrying amounts of short-term borrowings approximate their fair values.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued
Long-term debt (carried at cost):
Fair values of FHLB advances and other long-term borrowings are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.
Subordinated debt (carried at cost):
Fair values of junior subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.
Off-balance sheet financial instruments (disclosed at cost):
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. They are not shown in the table because the amounts are immaterial.

	As of December 31,
	2008		2007
	Estimated	Carrying	Estimated	Carrying
(In thousands)	fair value	amount	fair value	amount
Cash and cash equivalents	$14,259	$14,259	$10,905	$10,905
Investment securities held to maturity	—	—	143,456	142,905
Investment securities available for sale	350,302	350,302	375,328	375,328
Loans, net	672,449	671,814	624,290	625,193
Federal Home Loan Bank stock	10,952	10,952	13,462	13,462
Non maturity deposits	259,926	259,926	325,369	325,369
Deposits with stated maturities	513,707	500,142	446,911	444,783
Short-term borrowings	22,000	22,000	102,000	102,000
Long-term borrowings	263,552	253,681	198,402	192,911
Subordinated debt	25,774	25,774	25,774	25,774
Obligations from equity investments	12,350	12,350	18,566	18,566
NOTE P — LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.
Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. On March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena seeks certain documents and information relating to an ongoing investigation being conducted by the DOJ. Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are “subjects” of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
(The remainder of the page was intentionally left blank.)

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
In addition, dividends paid by Royal Bank and Royal Asian to the Company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.
In July of 2008, the Company suspended cash dividends on its common stock to preserve capital and maintain liquidity in response to current financial and economic trends. At December 31, 2008, as a result of significant losses within Royal Bank America, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.
Additionally, as a result of the Capital Purchase Program completed between the U.S, Department of the Treasury (“Treasury”) and the Company on February 20, 2009, the Company is required to receive Treasury’s approval for any increases in the dividend above the amount of the last regular quarterly common stock dividend paid and any repurchases of Company common stock. These restrictions on the payment of dividends and the repurchases of common stock by the Company become effective immediately and remain in effect until the earlier date of the third anniversary of the closing date of the preferred shares and the date of the redemption of the preferred shares. The $30.4 million investment by the Treasury has raised the Company’s capital 38% from the capital level at December 31, 2008.
2. Capital Ratios
The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2008, management believes that the Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2008, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE Q — REGULATORY MATTERS — Continued
The Company’s and the Banks’ actual capital amounts and ratios are also presented in the table.

	As of December 31, 2008
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$136,273	13.04%	$83,611	8.00%	N/A	N/A
Royal Bank	97,478	10.26%	76,007	8.00%	$95,008	10.00%
Royal Asian	14,739	18.65%	6,322	8.00%	7,903	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$123,013	11.77%	$41,806	4.00%	N/A	N/A
Royal Bank	85,406	8.99%	38,003	4.00%	57,005	6.00%
Royal Asian	13,749	17.40%	3,161	4.00%	4,742	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$123,013	10.30%	$35,835	3.00%	N/A	N/A
Royal Bank	85,406	7.81%	32,819	3.00%	54,698	5.00%
Royal Asian	13,749	13.97%	2,952	3.00%	4,921	5.00%

	As of December 31, 2007
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$186,932	18.27%	$81,833	8.00%	N/A	N/A
Royal Bank	133,944	14.48%	74,007	8.00%	$92,509	10.00%
Royal Asian	15,587	21.46%	5,810	8.00%	7,262	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$174,065	17.02%	$40,916	4.00%	N/A	N/A
Royal Bank	122,297	13.22%	37,004	4.00%	55,505	6.00%
Royal Asian	14,679	20.21%	2,905	4.00%	4,357	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$174,065	13.57%	$38,493	3.00%	N/A	N/A
Royal Bank	122,297	10.23%	35,882	3.00%	59,803	5.00%
Royal Asian	14,679	15.68%	2,809	3.00%	4,682	5.00%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE R — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
Condensed financial information for the parent company only follows.
CONDENSED BALANCE SHEETS

	As of December 31,
(In thousands)	2008	2007
Assets
Cash	$3,028	$4,221
Investment in non-bank subsidiaries	37,336	48,644
Investment in Royal Bank America	45,893	96,970
Investment in Royal Asian	13,798	14,863
Loans, net	4,559	6,489
Other assets	847	954

Total assets	$105,461	$172,141

Subordinated debentures	$25,774	$25,774
Stockholders’ equity	79,687	146,367

Total liabilities and stockholders’ equity	$105,461	$172,141

CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
(In thousands)	2008	2007	2006

Income
Dividends from subsidiary banks	$4,005	$15,474	$14,267
Other income	222	98	826

Total Income	4,227	15,572	15,093

Expenses
Other expenses	1,172	220	125
Provision for loan losses	701	—	—
Interest on subordinated debentures	1,436	1,736	1,685

Total Expenses	3,309	1,956	1,810

Income before income taxes and equity in undistributed net loss	918	13,616	13,283
Income tax (benefit) expense	(578)	(43)	245
Equity in undistributed net (losses) earnings	(39,578)	(13,095)	8,530

Net (loss) income	$(38,082)	$564	$21,568

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE R — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY — Continued
CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2008	2007	2006

Cash flows from operating activities
Net (loss) income	$(38,082)	$564	$21,568
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed losses (earnings) from subsidiaries	41,014	14,831	(6,845)
Provision for loan losses	701	—	—
Non-cash income tax (benefit) expense	(578)	(43)	245

Net cash provided by operating activities	3,055	15,352	14,968

Cash flows from investing activities
Investment in Royal Asian	—	—	(15,000)

Net cash used in investing activities	—	—	(15,000)

Cash flows from financing activities:
Loan payoffs (fundings)	1,229	(590)	(1,217)
Cash dividends paid	(4,005)	(15,473)	(14,256)
Issuance of common stock under stock option plan	174	334	666
Purchase of treasury stock	(946)	(3,760)	—
Income tax benefit on stock options	—	114	358
Other, net	(700)	312	(1,706)

Net cash used in financing activities	(4,248)	(19,063)	(16,155)

Net decrease in cash and cash equivalents	(1,193)	(3,711)	(16,187)
Cash and cash equivalents at beginning of period	4,221	7,932	24,119

Cash and cash equivalents at end of period	$3,028	$4,221	$7,932

(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE S — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following summarizes the consolidated results of operations during 2008 and 2007, on a quarterly basis, for the Company:

	For the year ended December 31, 2008
	Fourth		Second	First
(In thousands, except per share data)	Quarter	Third Quarter	Quarter	Quarter

Interest income	$17,358	$17,632	$17,702	$20,072
Net interest income	7,391	8,115	9,250	9,899
Provision for loan losses	8,754	5,275	4,531	3,281
Net interest (loss) income after provision	(1,363)	2,840	4,719	6,618
Non interest (loss) income	(5,510)	(14,022)	2,452	1,292
Non interest expenses	10,847	7,663	7,204	6,751
(Loss) income before income tax (benefit) expense	(17,720)	(18,845)	(33)	1,159
Net (loss) income	$(27,265)	$(12,012)	$152	$1,043

Net (loss) income per share
Basic	$(2.05)	$(0.90)	$0.01	$0.08

Diluted	$(2.05)	$(0.90)	$0.01	$0.08

Operating results for the fourth quarter of 2008 amounted to a loss of $27.3 million compared to net income of $3.5 million in the comparable quarter of 2007 due to the establishment of a valuation allowance for the deferred tax asset, reduced net interest income, increased provision, reduced fee income and a higher level of operating expenses. During the fourth quarter of 2008, the Company recorded a non-cash charge of $15.5 million related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. Net interest income of $7.4 million in the fourth quarter of 2008 declined by $2.9 million, or 28%, due to an increased level of non-performing loans and a reduction in the prime rate that impacted the variable rate loan portfolio. The loan loss provision amounted to $8.8 million in the fourth quarter of 2008 versus $5.8 million in the comparable quarter of 2007. This increase was attributed to additional specific reserves for impaired loans and a specific reserve related to a loan collateralized by a tax lien portfolio held by the Company’s subsidiary. Non interest income amounted to a loss of $5.5 million in the fourth quarter of 2008 resulting in a decline of $11.3 million from the prior year’s linked quarter. A $6.2 million investment impairment charge in 2008 coupled with investment security losses of $151,000 in 2008 versus gains of $4.6 million in 2007 accounted for a majority of the decline. Non interest expense of $10.8 million for the fourth quarter of 2008 increased by $4.4 million, or 68%, from the comparable quarter of 2007 due primarily to the cost of a separation and transition agreement for the former president of $2.1 million and an impairment charge of $1.5 million associated with real estate owned via equity investment. In addition, increased legal and professional fees, higher benefit expenses, and occupancy costs contributed to the increased expense level year over year.
(The remainder of the page was intentionally left blank.)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE S — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) — Continued

	For the year ended December 31, 2007
	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Interest income	$22,327	$22,348	$22,601	$19,460
Net interest income	10,244	10,098	10,019	7,502
Provision for loan losses	5,759	6,896	159	212
Net interest income after provision	4,485	3,202	9,860	7,290
Non interest income	5,774	1,847	2,714	2,553
Non interest expenses	6,468	18,857	6,829	6,575
Income (loss) before income tax expense (benefit)	3,791	(13,808)	5,745	3,268
Net income (loss)	$3,459	$(9,180)	$3,958	$2,327

Net income (loss) per share
Basic	$0.27	$(0.69)	$0.29	$0.17

Diluted	$0.27	$(0.69)	$0.29	$0.17

NOTE T — SUBSEQUENT EVENTS
On February 20, 2009, as part of the TARP CPP established by the Treasury, the Company entered into a Letter Agreement (the “Purchase Agreement”) with Treasury, pursuant to which the Company issued 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share. In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant (the “Warrant”) to purchase 1,104,370 shares of Class A common stock, par value $2.00 per share (the “Class A Common Stock”). The aggregate purchase price for the Series A Preferred Stock and the Warrant was $30.4 million in cash.
Also on February 20, 2009, the Company entered into a Side Letter Agreement with Treasury, which, among other things, clarified that, to the extent the terms of any of the Purchase Agreement, the Warrant or the Series A Preferred Stock are inconsistent with the American Recovery and Reinvestment Act of 2009, as it may be amended from time to time (the “ARRA”), or any rule or regulation promulgated thereunder, the ARRA and such rules and regulations will control.
The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company at any time as permitted by the ARRA and any rules or regulations promulgated thereunder. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the Common Stock. The preferred stock proceeds are allocated between preferred stock (91%) and common stock (9%) based upon the relative fair value of the preferred stock using a discount rate of 12% as compared to the fair value of the warrants using the Black Scholes model.
The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Company has agreed to promptly register the Series A Preferred Stock, the Warrant, and the shares of Class A Common Stock underlying the Warrant. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock and December 31, 2009. On February 13, 2009, at a special meeting of the Company’s shareholders, the shareholders approved the proposals to amend the Company’s articles of incorporation to authorize preferred stock and to increase the number of authorized shares of Class A Common Stock from 18 million to 20 million.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE T — SUBSEQUENT EVENTS — Continued
As a result of the Purchase Agreement completed between the Treasury and the Company on February 20, 2009, the Company is required to receive Treasury’s approval for any increases in the dividend above the amount of the last regular quarterly common stock dividend paid and any repurchases of Company common stock. These restrictions on the payment of dividends and the repurchases of common stock by the Company become effective immediately and remain in effect until the earlier date of the third anniversary of the closing date of the preferred shares and the date of the redemption of the preferred shares.
In the Purchase Agreement and the Side Letter Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or preferred equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008, as it may be amended from time to time (the “EESA”), and any rules or regulations promulgated thereunder, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA any rules or regulations promulgated thereunder, and the applicable executives have consented to the foregoing.
The Company’s intention is to utilize the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A(T). CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, and the identification of the material weakness described below, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008.
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on our evaluation under the COSO framework, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2008 because of a material weakness associated with internal controls related to the accounting for deferred income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the weakness identified above with respect to internal controls related to the accounting for deferred income taxes, the Company has engaged a nationally recognized independent public accounting firm to review the Company’s accounting procedures related to deferred income taxes.

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
This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

By: /s/ Robert R. Tabas	By:	/s/ Robert A. Kuehl
Robert R. Tabas	Robert A. Kuehl
Chief Executive Officer	Chief Financial Officer
March 27, 2009
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
The information required in this Item, relating to directors, executive officers, and control persons is set forth in the Company’s Proxy Statement to be used in connection with the 2009 Annual Meeting of Shareholders under the headings “Remuneration of Directors and Officers and Other Transactions”, which pages are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item, relating to executive compensation, is set forth in the Company’s Proxy Statement to be used in connection with the 2009 Annual Meeting of Shareholders, under the heading “Remuneration of Directors and Officers and Other Transactions”, which pages are incorporated herein by reference.
In the TARP CPP Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or preferred equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008, as it may be amended from time to time (the “EESA”), and any rules or regulations promulgated thereunder, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA any rules or regulations promulgated thereunder, and the applicable executives have consented to the foregoing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in the Company’s Proxy Statement to be used in connection with the 2009 Annual Meeting of Shareholders, under the heading “Information About Nominees, Continuing Directors and Executive Officers”, which pages are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Company’s Proxy Statement to be used in connection with the 2009 Annual Meeting of Shareholders, under the headings “Interest of Management and Others in Certain Transactions”, which pages are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item appears under the heading “AUDIT FEES” of the Proxy Statement to be used in connection with the 2009 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
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

(b.)	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

	3(i)	Articles of Incorporation.

	3(ii)	By-laws.

	4.1	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.))

	4.2	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.))

	4.3	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

	4.4	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

	4.5	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.6	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1	Stock Option and Appreciation Right Plan. As amended on March 15, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-135226, on form S-8 filed with the Commission on June 22, 2006).*

10.2	Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-129894, on form S-8 filed with the Commission on November 22, 2005).*

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).*

10.4	Transition Agreement dated October 10, 2008 between Royal Bancshares of Pennsylvania, Inc. (Corporation), and Joseph P. Campbell. (Incorporated by reference to Exhibit 10.1 to Registrant’s current Report on Form 8-K as filed with the Commission on October 16, 2008.)

10.5	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and James J. McSwiggan, Jr., Chief Operating Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.6	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Murray Stempel, III, Executive Vice President and Chief Lending Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.7	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and John Decker, Executive Vice President Mezzanine/Equity Lending of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.8	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Robert R. Tabas, Executive Vice President of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.9	Employment agreement between Royal Bank America and Edward Shin entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)*

10.10	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007).*

10.11	Amendment to Employment Agreement, dated February 18, 2009, between Royal Bancshares of Pennsylvania, Inc., Royal Bank America, and James J. McSwiggan, Jr. (Incorporated by reference to exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2009.)*

10.12	Letter Agreement, including Securities Purchase Agreement — Standard Terms, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury. (Incorporated by reference to exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.13	Side Letter Agreement, dated February 20, 2009, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury. (Incorporated by reference to exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.14	Form of Letter Agreement, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department’s Capital Purchase Program.*

11.	Statement re: Computation of Earnings Per Share. Included at Item 8, hereof, Note K, “Per Share Information”.

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note P, “Regulatory Matters.”)

14.	Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Denotes compensation plan or arrangement.
(The remainder of the page was intentionally left blank.)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ Robert R. Tabas Robert R. Tabas	By: /s/ Robert A. Kuehl Robert A. Kuehl
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)
March 27, 2009	March 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURES

By: /s/ Robert R. Tabas Robert R. Tabas	By: /s/ James J. McSwiggan James J. McSwiggan
Chief Executive Officer/ Chairman of the Board	President/Chief Operating Officer/Director
March 27, 2009	March 27, 2009

By: /s/ Joseph P. Campbell Joseph P. Campbell	By: /s/ Albert Ominsky Albert Ominsky
Director	Director
March 27, 2009	March 27, 2009

By: /s/ Anthony Micale Anthony Micale	By: /s/ Gregory Reardon Gregory Reardon
Director	Director
March 27, 2009	March 27, 2009

By: /s/ Murray Stempel, III Murray Stempel, III	By: /s/ Carl M. Cousins Carl Cousins
Vice Chairman of the Board	Director
March 27, 2009	March 27, 2009

By: /s/ Howard Wurzak Howard Wurzak	By: /s/ Evelyn R. Tabas Evelyn R. Tabas
Director	Director
March 27, 2009	March 27, 2009

By: /s/ Edward F. Bradley Edward F. Bradley	By: /s/ Edward B. Tepper Edward B. Tepper
Director	Director
March 27, 2009	March 27, 2009

By: /s/ Linda Tabas Stempel Linda Tabas Stempel	By: /s/ Samuel Goldstein Samuel Goldstein
Director	Director
March 27, 2009	March 27, 2009

By: /s/ Robert A. Richards, Jr. Robert A. Richards, Jr.
Director
March 27, 2009

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX

3(i)	Articles of Incorporation.

3(ii)	By-laws.

4.1	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.))

4.2	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.))

4.3	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.4	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.5	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.7	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1	Stock Option and Appreciation Right Plan. As amended on March 15, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-135226, on form S-8 filed with the Commission on June 22, 2006).*

10.2	Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-129894, on form S-8 filed with the Commission on November 22, 2005).*

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).*

10.4	Transition Agreement dated October 10, 2008 between Royal Bancshares of Pennsylvania, Inc. (Corporation), and Joseph P. Campbell. (Incorporated by reference to Exhibit 10.1 to Registrant’s current Report on Form 8-K as filed with the Commission on October 16, 2008.)

10.5	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and James J. McSwiggan, Jr., Chief Operating Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.6	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Murray Stempel, III, Executive Vice President and Chief Lending Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.7	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and John Decker, Executive Vice President Mezzanine/Equity Lending of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.8	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Robert R. Tabas, Executive Vice President of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.9	Employment agreement between Royal Bank America and Edward Shin entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)*

10.10	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007).*

10.11	Amendment to Employment Agreement, dated February 18, 2009, between Royal Bancshares of Pennsylvania, Inc., Royal Bank America, and James J. McSwiggan, Jr. (Incorporated by reference to exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2009.)*

10.12	Letter Agreement, including Securities Purchase Agreement — Standard Terms, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury. (Incorporated by reference to exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.13	Side Letter Agreement, dated February 20, 2009, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury. (Incorporated by reference to exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.14	Form of Letter Agreement, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department’s Capital Purchase Program.*

11.	Statement re: Computation of Earnings Per Share. Included at Item 8, hereof, Note K, “Per Share Information”.

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note P, “Regulatory Matters.”)

14.	Royal Bancshares of Pennsylvania, Inc. Code of Ethics.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer.

32.3	Section 1350 Certification of Chief Financial Officer.

*	Denotes compensation plan or arrangement.
(The remainder of the page was intentionally left blank.)