Form 10-K/A
period 2008-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2009-05-11
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 1
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
☐ Yes  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period) that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)
☐ Yes  No ☑
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

EXPLANATORY NOTE
The Company is amending Item 13 of Part III of the Company’s Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) to add a statement to the Form 10-K confirming the Company’s status as a “controlled company” for purposes of the Nasdaq Marketplace Rules.
The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak as of any later date. Any items in this Form 10-K/A that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.
Pursuant to SEC Rule 12b-15, in connection with this Amendment No. 1 on Form 10-K/A, the Company is filing updated Exhibits 31.1, 31.2, 32.1, and 32.2.

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
Due to an exemption as a “Controlled Company” under NASDAQ Rules, we are not required to meet NASDAQ independence standards for our Board of Directors. NASDAQ Rules define a “Controlled Company” as one in which more than 50% of the voting power is held by an individual, group or another company. As shown in the stock ownership table included in the Company’s proxy statement, through the ownership of Class A and Class B common stock, the Daniel M. Tabas Trust and Evelyn R. Tabas control more than 50% of the voting power of the Company.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(3)	The following Exhibits are filed herewith as a part of this amendment to report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer.

32.1	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
/s/ Robert R. Tabas
Robert R. Tabas Chief Executive Officer

May 8, 2009

2