Form 10-Q
period 2009-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2009-05-15
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                 to
Commission file number: 0-26366
ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Exact name of the registrant as specified in its charter)

PENNSYLVANIA	23-2812193

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes ☐     No ☐
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
     Yes ☐     No ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2009
$2.00 par value	10,846,639

Class B Common Stock	Outstanding at April 30, 2009
$0.10 par value	2,095,681

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Cash and due from banks	$9,112	$5,910
Interest bearing deposits	32,243	7,349
Federal funds sold	—	1,000

Total cash and cash equivalents	41,355	14,259
Investment securities available-for-sale (“AFS”) at fair value	377,159	350,302
Federal Home Loan Bank (“FHLB”) stock, at cost	10,952	10,952

Total investment securities and FHLB stock	388,111	361,254
Leases held for sale	—	267
Loans and leases	707,413	700,722
Less allowance for loan and lease losses	27,269	28,908

Net loans and leases	680,144	671,814
Bank owned life insurance	30,360	30,016
Real estate owned via equity investment	19,106	18,927
Accrued interest receivable	14,332	13,580
Other real estate owned	20,244	10,346
Premises and equipment, net	6,848	6,926
Investment in real estate joint ventures	2,520	2,520
Other assets	49,954	45,677

Total assets	$1,252,974	$1,175,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$53,387	$50,886
Interest bearing	758,753	709,182

Total deposits	812,140	760,068
Short-term borrowings	22,000	22,000
Long-term borrowings	252,076	253,681
Subordinated debentures	25,774	25,774
Obligations related to real estate owned via equity investment	12,368	12,350
Accrued interest payable	7,716	6,102
Other liabilities	14,620	14,026

Total liabilities	1,146,694	1,094,001

Shareholders’ equity
Royal Bancshares of Pennsylvania equity:
Preferred stock, Series A 5% perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at March 31, 2009 and 0 shares at December 31, 2008	27,628	—
Common stock
Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,345,127 at March 31, 2009 and December 31, 2008	22,690	22,690
Class B, par value $0.10 per share; authorized, 3,000,000 shares; issued, 2,095,681 at March 31, 2009 and December 31, 2008	210	210
Additional paid in capital	126,362	123,425
Accumulated deficit	(40,360)	(33,561)
Accumulated other comprehensive loss	(25,393)	(26,106)
Treasury stock — at cost, shares of Class A, 498,488 at March 31, 2009 and December 31, 2008	(6,971)	(6,971)

Total Royal Bancshares shareholders’ equity	104,166	79,687

Noncontrolling interest	2,114	1,898

Total equity	106,280	81,585

Total liabilities and shareholders’ equity	$1,252,974	$1,175,586

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the three months ended
	March 31,
(In thousands, except per share data)	2009	2008
Interest income
Loans and leases, including fees	$11,344	$13,684
Investment securities held to maturity	—	1,296
Investment securities AFS:
Taxable interest	4,963	5,055
Tax exempt interest	19	19
Deposits in banks	28	14
Federal funds sold	—	4

Total Interest Income	16,354	20,072

Interest expense
Deposits	6,252	6,934
Short-term borrowings	42	—
Long-term borrowings	2,951	3,193
Obligations related to real estate owned via equity investments	40	46

Total Interest Expense	9,285	10,173

Net Interest Income	7,069	9,899
Provision for loan and lease losses	2,797	3,281

Net Interest Income after Provision for Loan and Lease Losses	4,272	6,618

Other (loss) income
Service charges and fees	346	292
Income from bank owned life insurance	344	218
Income related to real estate owned via equity investments	185	687
Gains on sales of loans and leases	—	63
Impairment loss on AFS securities	(4,238)	—
(Losses) gains on sales of other real estate owned	(37)	60
Net losses on the sale of AFS investment securities	(214)	(50)
Other income	31	22

Total Other (Loss) Income	(3,583)	1,292

Other expenses
Salaries and wages	2,295	2,593
Professional and legal fees	1,024	755
Occupancy and equipment	872	775
Employee benefits	821	798
Pennsylvania shares tax	321	297
FDIC and state assessments	231	80
Directors’ fees	199	167
Expenses related to real estate owned via equity investments	163	176
Stock option expense	112	172
Other operating expenses	1,188	791

Total Other Expenses	7,226	6,604

(Loss) Income Before Income Taxes	(6,537)	1,306

Income taxes	—	116

Net (Loss) Income	$(6,537)	$1,190

Less net income attributable to noncontrolling interest	$216	$147
Net (loss) income attributable to Royal Bancshares	$(6,753)	$1,043
Less Preferred stock Series A accumulated dividend and accretion	$215	$—
Net (loss) income available to common shareholders	$(6,968)	$1,043

Per share data
Net loss — basic	$(0.53)	$0.08

Net loss — diluted	$(0.53)	$0.08

Cash dividends— Class A shares	—	0.150

Cash dividends— Class B shares	—	0.173

     The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Three months ended March 31, 2009
(unaudited)

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except dividend per share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity

Balance January 1, 2009	$—	11,345	$22,690	2,097	$210	$123,425	$(33,561)	$(26,106)	$(6,971)	$1,898	$81,585
Comprehensive loss
Net loss							(6,753)			216	(6,537)
Other comprehensive income, net of reclassification and taxes								713		—	713

Total comprehensive loss											(5,824)

Issuance of Series A perpetual preferred stock (30,407 shares) and warrants to purchase common stock (1,104,307 shares)	27,582					2,825					30,407
Accretion of discount on preferred stock	46						(46)				—
Stock option expense						112					112

Balance March 31, 2009	$27,628	11,345	$22,690	2,097	$210	$126,362	$(40,360)	$(25,393)	$(6,971)	$2,114	$106,280

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Three months ended March 31, 2008
(unaudited)

								Accumulated
	Preferred					Additional		other			Total
	stock	Class A common stock		Class B common stock		paid in	Retained	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except dividend per share data)	Series A	Shares	Amount	Shares	Amount	capital	earnings	loss	stock	Interest	Equity

Balance January 1, 2008	$—	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)	$1,867	$148,234
Comprehensive loss
Net income							1,043			147	1,190
Other comprehensive loss, net of reclassification and taxes								(2,824)			(2,824)

Total comprehensive loss											(1,634)

Cash dividends on common stock											—
(Class A $0.15; Class B $0.1725)							(2,001)				(2,001)
Stock option expense						172					172

Balance March 31, 2008	$—	11,329	$22,659	2,097	$210	$122,750	$7,569	$(4,406)	$(6,025)	$2,014	$144,771

     The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Three months ended March 31,

(In thousands)	2009	2008

Cash flows from operating activities:
Net (loss) income	$(6,753)	$1,043
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	225	232
Stock compensation expense	112	172
Provision for loan and lease losses	2,797	3,281
Net (accretion) amortization of discounts and premiums on loans, mortgage-backed securities and investments	(535)	275
Benefit for deferred income taxes	—	(625)
Loss (gains) on sales of other real estate	37	(60)
Gains on sales of loans and leases	—	(63)
Net losses on sales of investment securities	214	50
Distribution from investments in real estate	(50)	(91)
Gain from sale of premises of real estate owned via equity investment	(52)	(510)
Income from equity investments	—	(86)
Income from bank owned life insurance	(344)	(218)
Impairment of available-for-sale investment securities	4,238	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(752)	1,413
(Increase) decrease in other assets	(3,419)	197
Increase (decrease) in accrued interest payable	1,614	(726)
Increase in other liabilities	1,177	618

Net cash (used in) provided by operating activities	(1,491)	4,902

Cash flows from investing activities:
Proceeds from call/maturities of held-to-maturity (HTM) investment securities	—	70,005
Proceeds from call/maturities of available-for-sale (AFS) investment securities	64,790	30,391
Proceeds from sales of AFS investment securities	15,955	—
Purchase of AFS investment securities	(112,210)	(7,327)
Redemption of Federal Home Loan Bank stock	—	1,628
Net increase in loans	(20,862)	(7,907)
Purchase of premises and equipment	(147)	(159)
Net proceeds from sale of premises of real estate owned via equity investments	183	1,361
Distribution from investments in real estate	50	177
Net decrease in real estate owned via equity investments	(131)	(851)
Proceeds from sales of foreclosed real estate	67	141

Net cash (used in) provided by investing activities	(52,305)	87,459

Cash flows from financing activities:
Increase (decrease) in non-interest bearing and interest bearing demand deposits and savings accounts	8,120	(23,286)
Increase (decrease) in certificates of deposit	43,952	(56,928)
Net decrease in short-term borrowings	—	(8,562)
Repayments of long-term borrowings	(1,605)	—
Proceeds (repayment) of mortgage debt of real estate owned via equity investments	18	(612)
Proceeds from issuance of preferred stock	30,407	—
Cash dividends	—	(2,001)

Net cash provided by (used in) financing activities	80,892	(91,389)
Net increase in cash and cash equivalents	27,096	972

Cash and cash equivalents at the beginning of the period	14,259	10,905

Cash and cash equivalents at the end of the period	$41,355	$11,877

Supplemental Disclosure
Taxes paid	$—	$—

Interest paid	$7,671	$10,899

Transfers to other real estate owned	$9,898	$171

     The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc’s wholly owned subsidiary, Royal Preferred, LLC, Royal Captive Insurance Company, Royal Asian Bank (effective July 17, 2006, prior thereto, a division of Royal Bank America) and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, and its five 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, Royal Bank America Leasing, LP, RBA ABL Group, LP and RBA Capital, LP. During the first quarter of 2008, Royal Bank discontinued operations of RBA ABL Group, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (R). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.
1. Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
2. Segment Information
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Segment Reporting,” established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing and RBA Capital (“Other” in the segment table below). The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that makes equity investments in real estate and had extended mezzanine loans to real estate projects. At March 31, 2009 and 2008, one such equity investment in real estate meets the requirements for consolidation under FIN 46 (R) based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting on a consolidated basis said investment as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to our partners. The VIE is included below in the Equity Investment category.

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
Equity investments
In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of March 31, 2009, the Partnership also had $12.4 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company is not obligated to pay the senior debt.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had previously recognized $10.0 million in impairment ($8.5 million in 2007 and $1.5 million in 2008). There was no further impairment in the first quarter of 2009. The Company’s investment in this entity is further discussed in “Note 12 Real Estate Owned via Equity Investment.”
Other segments
RBA Capital and RBA Leasing are reported in this category. RBA Capital is a “re-discount” lender. RBA Leasing is a small ticket leasing company. Neither RBA Capital nor RBA Leasing met the threshold requirements under SFAS 131 that would preclude them from being combined and reported below as “Other segments.” During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital. In the near future, the operations of the subsidiary will be folded into Royal Bank. See the “Results of Operations by Business Segments” section in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on these subsidiaries.
(The balance of this page was left blank intentionally.)

The following tables present selected financial information for reportable business segments for the three month periods ended March 31, 2009 and 2008.

	Three months ended March 31, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,086,271	$83,771	$17,452	$65,480	$1,252,974

Total deposits	812,140	—	—	—	812,140

Interest income	$12,634	$2,505	$—	$1,215	$16,354
Interest expense	7,793	928	40	524	9,285

Net interest income (loss)	$4,841	$1,577	$(40)	$691	$7,069
Provision for loan and lease losses	2,531	69	—	197	2,797
Total other (loss) income	(3,837)	27	130	97	(3,583)
Total other expenses	6,010	761	163	292	7,226
Income tax (benefit) expense	(346)	267	(26)	105	—

Net (loss) income	$(7,191)	$507	$(47)	$194	$(6,537)

Noncontrolling interest	$—	$202	$(36)	$50	$216

Net (loss) income attributable to Royal Bancshares	$(7,191)	$305	$(11)	$144	$(6,753)

	Three months ended March 31, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,047,635	$62,536	$18,245	$56,401	$1,184,817

Total deposits	689,938	—	—	—	689,938

Interest income	$16,929	$1,739	$—	$1,404	$20,072
Interest expense	8,440	907	46	780	10,173

Net interest income (loss)	$8,489	$832	$(46)	$624	$9,899
Provision for loan and lease losses	2,608	—	—	673	3,281
Total other (loss) income	463	82	575	172	1,292
Total other expenses	5,649	316	176	463	6,604
Income tax (benefit) expense	(104)	215	124	(119)	116

Net income (loss)	$799	$383	$229	$(221)	$1,190

Noncontrolling interest	$458	$153	$(352)	$(112)	$147

Net income (loss) attributable to Royal Bancshares	$341	$230	$581	$(109)	$1,043

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $928,000 and $907,000 for the three month periods ended March 31, 2009 and 2008, respectively.
Interest income earned by the Community Banking segment related to the Other Segment was approximately $524,000 and $780,000 for the three month periods ended March 31, 2009 and 2008, respectively.
3. Per Share Information
The Company follows the provisions of SFAS No. 128, “Earnings Per Share.” The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months ended

March 31, 2009 all options to purchase shares of common stock were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the quarter. For the three months ended March 31, 2008, options to purchase 358,311 common shares, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive as exercise price exceeded average market price. Basic and diluted EPS are calculated as follows:

	Three months ended March 31, 2009
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(6,968)	13,257	$(0.53)

	Three months ended March 31, 2008
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$1,043	13,342	$0.08
Effect of dilutive securities:
Stock options	—	22	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$1,043	13,364	$0.08

See “Note 9 Stock Option Plans” for a discussion on the Company’s stock option and restricted stock plan.
4. Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income, which includes net income (loss) as well as certain other items, including unrealized gains and losses on available for sale securities (“AFS”), which results in changes to equity during the period.

	Three months ended March 31, 2009
	Before tax		Net of tax
(In thousands)	amount	Tax benefit	amount

Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(4,785)	$(1,676)	$(3,109)
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(923)	923
Less adjustment for impaired preferred and common stock	4,238	1,483	2,755
Less reclasification adjustment for losses realized in net income	214	75	139

Unrealized losses on investment securities	$(333)	$(1,041)	$708
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	7	2	5

Other comprehensive (loss) income, net	$(326)	$(1,039)	$713

	Three months ended March 31, 2008
	Before tax		Net of tax
(In thousands)	amount	Tax benefit	amount

Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(4,324)	$(1,513)	$(2,811)
Less reclasification adjustment for losses realized in net income	(50)	(18)	(32)

Unrealized losses on investment securities	$(4,374)	$(1,531)	$(2,843)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	29	10	19

Other comprehensive loss, net	$(4,345)	$(1,521)	$(2,824)

5. Investment Securities:
The carrying value and approximate fair value of investment securities at March 31, 2009 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value

Investment securities available-for-sale
Mortgage-backed securities	$48,721	$1,014	$—	$49,735
U.S. government agencies	1,223	1	—	1,224
Preferred and common stock	19,364	25	(6,298)	13,091
Collateralized mortgage obligations	214,307	2,490	(4,762)	212,035
Collateralized debt obligations	35,000	—	(9,282)	25,718
Corporate bonds	47,727	28	(8,079)	39,676
Trust preferred securities	36,282	119	(8,937)	27,464
Other securities	8,405	30	(219)	8,216

Total available for sale	$411,029	$3,707	$(37,577)	$377,159

The carrying value and approximate fair value of investment securities at December 31, 2008 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value

Investment securities available-for-sale
Mortgage-backed securities	$53,871	$1,190	$—	$55,061
U.S. government agencies	48,109	82	—	48,191
Preferred and common stock	23,907	8	(8,911)	15,004
Collateralized mortgage obligations	121,559	1,649	(6,293)	116,915
Collateralized debt obligations	35,000	—	(8,840)	26,160
Corporate bonds	57,445	641	(6,748)	51,338
Trust preferred securities	36,316	606	(6,778)	30,144
Other securities	7,631	54	(196)	7,489

Total available for sale	$383,838	$4,230	$(37,766)	$350,302

The AFS portfolio had gross unrealized losses of $37.6 million at March 31, 2009, which slightly declined from gross unrealized losses of $37.8 million at December 31, 2008. During the first quarter of 2009, the Company recorded a $4.2 million impairment charge related to preferred and common stocks. For the three months ended March 31, 2009, gross unrealized losses increased for collateralized debt obligations, corporate bonds, trust preferred securities and other securities which was offset by the impairment charge for preferred and common stocks and recoveries in collateralized mortgage obligations. The gross unrealized losses are primarily related to the turbulent credit and financial markets coupled with the current economic environment. As a result many of the investment securities are expected to increase in value once the markets become normalized and the resulting fair market values recover. Management expects full collection of cash flows on the non impaired investments in the AFS portfolio.
Preferred and common stock had gross unrealized losses of $6.3 million and $8.9 million at March 31, 2009 and December 31, 2008, respectively. The investments in marketable equity securities consist primarily of six separate diversified managed accounts of large cap, small cap and mid-cap stocks. As a result of the length of time some of the equity securities have been in a loss position and/or the severity of the loss position, management has deemed that individual stocks within these separate managed accounts have unrealized losses that are other than temporary at March 31, 2009. Consequently the Company recorded an impairment charge to earnings of $3.1 million in the first quarter of 2009. One of the preferred stock investments within the financial services industry, which is currently not rated by the rating agencies, was deemed impaired in the amount of $1.1 million at March 31, 2009, and the Company recorded a charge to earnings in this amount for the first quarter of 2009. However, the Company continues to receive dividend payments on the preferred stock. The severity of the unrealized loss is correlated to the decline of the stock market that started in the fall of 2007, but is primarily due to the decline that has occurred during the past year as a result of the current economic recession. Because the Company has the ability and intent to hold the remainder of the preferred and common stock investments until a recovery of fair value, it does not consider the impairment to be other than temporary on the remainder of these investments. Of the $6.3 million in gross unrealized losses for this investment category, $1.0 million has occurred for more than twelve months and $5.3 million has occurred for less than twelve months.
The collateralized mortgage obligations (“CMOs”) within the AFS portfolio had gross unrealized losses of $4.8 million at March 31, 2009 as compared to unrealized losses of $6.3 million at December 31, 2008. The unrealized losses in CMOs relate to lack of market liquidity and changes in market credit spreads. The credit ratings for these investments have experienced some ratings declines; however, the unrealized loss has improved due to the stabilization of delinquencies and foreclosures in the mortgage pools within the CMOs. Of the CMOs that are rated, none are below investment grade. Because the Company has the ability and intent to hold these investments until a recovery of fair value, it does not consider the impairment to be other than temporary. Of the $4.8 million in total unrealized losses for this investment category, $2.3 million has occurred for more than twelve months and $2.5 million has occurred for less than twelve months.
Collateralized debt obligations (“CDOs”) had gross unrealized losses of $9.3 million and $8.8 million at March 31, 2009 and December 31, 2008, respectively. The unrealized losses for the Company’s CDO investments relate to the credit default risk of the pool of diversified companies within each of three collateralized debt obligations. The decline reflects the uncertainty associated with the current economic recession and the potential for increased company bankruptcies that could potentially result in losses within these investments. The CDO valuations were determined using a copula method, which is a type of market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool. Two of the CDOs have a diversified pool of approximately 100 companies that have experienced additional defaults during the first quarter of 2009. Based upon the number of defaults occurring to date and the maturities of these CDOs in December of 2009, the Company expects full payment of principal at maturity. The remaining CDO, which has a diversified pool of close to 100 companies, also experienced additional defaults during the first quarter of 2009 and matures in June of 2010. Based upon the defaults to date and the CDO’s maturity date, management expects to receive full payment of principal at maturity. Gross unrealized losses for this investment category have occurred for more than twelve months.
Corporate bonds had gross unrealized losses of $8.1 million and $6.7 million at March 31, 2009 and December 31, 2008, respectively. The Company’s unrealized losses in investments in corporate bonds represent credit risk of the underlying issuers, which are primarily financial institutions and insurance companies. The ratings for some of the corporate bonds continue to decline during the first quarter of 2009 due to downgrading by the ratings agencies based on the issuers’ 2008 financial results. Despite the below investment grade rating on a few of the corporate bonds, management did not consider them to be other than temporarily impaired because of the consensus analysts’ earnings projections for 2009 or 2010. Because the Company has the ability and intent to hold these investments until a recovery of fair value or maturity, it does not consider the investments to be other than temporarily impaired at March 31, 2009. Of the $8.1 million in total unrealized losses for this investment category, $4.7 million has occurred for more than twelve months and $3.4 million has occurred for less than twelve months.
Trust preferred securities had gross unrealized losses of $8.9 million at March 31, 2009 and $6.8 million at December 31, 2008, respectively. These trust preferred securities were purchased from individual financial institutions and therefore are not pooled trust preferred securities. The unrealized losses in investments in trust preferred securities of the Company reflect the credit concerns related to the financial institutions that issued these long term financial obligations. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in lower values for all trust preferred securities. The valuations of trust preferred securities were based upon the average of fair market values received from three separate bond trading firms due to the current illiquidity of these investment securities. Their individual valuations were based primarily upon the long term viability of the underlying financial institution for each investment security and active trades in comparable products. Based upon the strength of the financial institutions that issued these debt instruments and the intent to hold these investments until a recovery of fair value or maturity, the Company doesn’t consider these investments to be other than temporarily impaired at March 31, 2009. Of the $8.9 million in total unrealized losses for this investment category, $300,000 has occurred for more than twelve months and $8.6 million has occurred for less than twelve months.
Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 4 Comprehensive Income.” Unrealized gains and losses are not recorded through a gain or charge to earnings in the consolidated income statement. However if unrealized losses are determined to be other than temporarily impaired a charge to earnings will be recorded instead of other comprehensive income.
The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
6. Loans and Leases

	March 31,	December 31,
(In thousands)	2009	2008

Commercial and industrial	$88,689	$86,278
Construction	176,667	167,204
Land Development	72,783	74,168
Construction and land development — mezzanine	2,421	2,421
Single family residential	36,425	27,480
Real Estate — non-residential	220,894	234,573
Real Estate — non-residential-mezzanine	2,979	4,111
Real Estate — multi-family	14,541	14,059
Real Estate -1-4 family — mezzanine	335	335
Tax certificates	61,955	64,168
Leases	29,434	26,123
Other	1,546	1,243

Total gross loans	$708,669	$702,163
Deferred fees, net	(1,256)	(1,441)

Total loans and leases	$707,413	$700,722

The Company classifies its leases as capital leases, in accordance with SFAS No. 13, “Accounting for Leases,” as amended by SFAS No. 98 and No. 145. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual term of the loan agreement. The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. Excess proceeds received over the principal amounts due are recognized as income on a cash basis. If these factors do not exist, the Company does not recognize income.
The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(In thousands)	2009	2008

Impaired loans with a valuation allowance	$46,701	$69,350
Impaired loans without a valuation allowance	23,347	16,480

Total impaired loans	$70,048	$85,830

Valuation allowance related to impaired loans	$8,710	$12,882
Non-accrual and impaired loans were $70.0 million at March 31, 2009, compared to $85.8 million at December 31, 2008, a decrease of $15.8 million. The primary reasons for this decrease were transfers to other real estate owned and charge-offs of $9.2 million and $4.5 million, respectively. If interest had been accrued, such income would have been approximately $1.5 million for the three months ended March 31, 2009. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter. Total cash collected on impaired loans during the three months ended March 31, 2009 and March 31, 2008 was $4.8 million and $658,000 respectively, of which $4.5 million and $658,000 million was credited to the principal balance outstanding on such loans, respectively.
The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company ceased new mezzanine lending in 2007. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at March 31, 2009. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.
(The balance of this page was left blank intentionally.)

7. Allowance for Loan and Lease Losses:
Changes in the allowance for loan and lease losses were as follows:

	Three months ended
	March 31,
(In thousands)	2009	2008

Balance at beginning period	$28,908	$19,282

Charge-offs by loan type
Commercial and industrial	(15)	(568)
Single family residential	—	(34)
Real Estate — non-residential	(4,300)	—
Leases	(154)	—

Total charge-offs	(4,469)	(602)

Recoveries by loan type
Commercial and industrial	1	—
Single family residential	32	—

Total recoveries	33	—

Net loan (charge offs)	(4,436)	(602)

Provision for loan and lease losses	2,797	3,281

Balance at the end of period	$27,269	$21,961

Loan and lease charge-offs were $4.5 million during the first quarter of 2009. The majority of the charge-offs were attributed to non-residential real estate loans and non-residential mezzanine loans that became non-performing in the past nine months. The Company defines a mezzanine loan as a financing that bridges the gap between private equity investment and the traditional bank loan. Generally, it is a secured junior mortgage lien along with a pledge of ownership interest in a project. In substantially all mezzanine loans, a personal guarantee of the principal individual is obtained.
8. Pension Plan
The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.
Net periodic defined benefit pension expense for the three months ended March 31, 2009 and 2008 included the following components:

	Three months ended
	March 31,
(In thousands)	2009	2008

Service cost	$126	$118
Interest cost	141	132
Amortization of prior service cost	22	23
Amortization of actuarial loss	7	6

Net periodic benefit cost	$296	$279

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
The following table presents the activity related to the Directors’ Plan for the three months ended March 31, 2009.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)

Options outstanding at December 31, 2008	95,950	$18.82	4.4	$—
Exercised	—	—
Forfeited	(1,575)	21.78

Options outstanding at March 31, 2009	94,375	$18.77	4.2	$—

Options exercisable at March 31, 2009	94,375	$18.77	4.2	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock.
Employee Stock Option Plan and Appreciation Right Plan
The Company previously adopted a Stock Option and Appreciation Right Plan (the “Employee Plan”). The Employee Plan is an incentive program under which Company officers and other key employees were awarded additional compensation in the form of options to purchase under the Employee Plan, up to 1,800,000 shares of the Company’s Class A common stock (but not in excess of 19% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. The ability to issue new grants under the plan has expired. See the discussion below concerning the 2007 Long- Term Incentive Plan.
The following table presents the activity related to the Employee Plan for the three months ended March 31, 2009.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)

Options outstanding at December 31, 2008	685,873	$19.72	3.4
Granted	—	—
Exercised	—	—
Forfeited	(252,790)	19.43

Options outstanding at March 31, 2009	433,083	$19.90	4.8	$—

Options exercisable at March 31, 2009	332,550	$19.27	4.3	$—

(1)      The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock.
Long-Term Incentive Plan
Under the 2007 Long-Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of March 31, 2009, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.
The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the three months ended March 31, 2009.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)

Options outstanding at December 31, 2008	161,901	$10.89	8.4
Granted	—	—
Exercised	—	—
Forfeited	(22,249)	15.49

Options outstanding at March 31, 2009	139,652	$10.16	9.0	$—

Options exercisable at March 31, 2009	28,340	$20.08	7.9	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock.
For all Company plans as of March 31, 2009, there were 221,185 nonvested stock options and nonvested performance-based restricted stock and unrecognized compensation cost of $843,000.
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
The Company had utilized interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts represent a series of interest flows exchanged over a prescribed period. Each quarter the Company used the Volatility Reduction Measure (“VRM”) to determine the effectiveness of their fair value hedges. The Company did not have any interest rate swaps agreements as of March 31, 2009 and December 31, 2008.
11. Fair Value of Financial Instruments
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2009 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the respective reporting date may be different than the amounts reported at March 31, 2009. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.
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
In December 2007, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements and results of operations. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP FAS 107-1 and APB 28-1 only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company did not early adopt this pronouncement. This adoption of this staff position will result in additional disclosures about fair value financial instruments in connection with the Company’s June 30, 2009 quarterly report on Form 10-Q, but will not result in a change in the reported values of any amounts on the consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to adopt early either FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, the entity also is required to adopt early FSP FAS 115-2 and FAS 124-2. Additionally, if an entity elects to adopt early FSP FAS 115-2 and FAS 124-2, it is required to adopt FSP FAS 157-4. The Company did not early adopt this pronouncement. The Company is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on its consolidated financial statements and results of operations.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability has significantly declined. FSP FAS 157-4 also offers guidance on identifying circumstances when a transaction is not orderly. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, the reporting entity also is required to adopt early FSP FAS 157-4. Additionally, if the reporting entity elects to adopt early FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2 also must be adopted early. The Company did not early adopt this pronouncement. The Company is currently evaluating the impact of FSP FAS 157-4 on its consolidated financial statements and results of operations.
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

	Quoted Prices in		Significant Other
	Active Markets for	Significant Other	Unobservable	Balance as of
	Identical Assets	Observable Inputs	Inputs	March 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Assets
Investment securities available for sale	$12,849	$301,447	$62,863	$377,159

	Quoted Prices in		Significant Other
	Active Markets for	Significant Other	Unobservable	Balance as of
	Identical Assets	Observable Inputs	Inputs	December 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Investment securities available for sale	$48,731	$223,314	$78,257	$350,302
The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Investment Securities
(In thousands)	Available for Sale
Assets
Beginning Balance December 31, 2008	$78,257
Total gains/(losses) — (realized/unrealized):
Included in earnings	(1,117)
Included in other comprehensive loss	(2,114)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	(12,163)

Ending balance March 31, 2009	$62,863

The fair value of investment securities for 2009 is described and presented above under SFAS 157 guidelines. The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Level 3 investment securities primarily include trust preferred securities and CDOs. During the third quarter of 2008, the market for investments in trust preferred securities became less liquid and as a result, inputs into the determination of the fair values of the Company’s trust preferred securities could not be determined principally from or corroborated by observable market data. Consequently, management transferred these securities into Level 3. The CDO valuations were determined using a copula method, which is a type of market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool.
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

	Quoted Prices in		Significant Other
	Active Markets for	Significant Other	Unobservable	Balance as of
	Identical Assets	Observable Inputs	Inputs	March 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Assets
Impaired Loans	$—	$—	$37,991	$37,991

	Quoted Prices in		Significant Other
	Active Markets for	Significant Other	Unobservable	Balance as of
	Identical Assets	Observable Inputs	Inputs	December 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Impaired Loans	$—	$—	$56,468	$56,468
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
12. Real Estate Owned via Equity Investment
The Company, together with third party real estate development companies, forms variable interest entities (VIEs) to construct various real estate development projects. These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, and account for capitalized interest on those projects in accordance with SFAS No. 34, “Capitalization of Interest Cost”, as amended by SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method”. Due to the present economic conditions, management has made a decision to curtail new equity investments.
In accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, the full accrual method is used by the VIEs to recognize profit on real estate sales. Profits on the sales of this real estate are recorded by the VIEs when cash in excess of the amount of the original investment is received, and calculation of same is made in accordance with the terms of the partnership agreement. Neither the VIEs nor the Company are obligated to perform significant activities after the sale to earn profits, and there is no continuing involvement with the property. The usual risks and rewards of ownership in the transaction have passed to the acquirer.
In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of March 31, 2009, the Company has one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of March 31, 2009, the Partnership also had $12.4 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company utilized the period of January 1, 2009 through February 28, 2009 in consolidating the financial statements of the Partnership for the three months ended March 31, 2009.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company has recognized $10 million in impairment charges related to this asset through December 31, 2008. No further impairment of this asset occurred during the first quarter of 2009. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.

At March 31, 2009, the Partnership had total assets of $20.8 million of which $19.1 million is real estate as reflected on the consolidated balance sheet and total borrowings of $21.6 million, of which $9.2 million relates to the Company’s mezzanine loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in this Partnership ($2.5 million capital contribution and $9.2 million of mezzanine loans). The impairments mentioned above have contributed to an overall reduction in the Company’s investment. At March 31, 2009 the remaining amount of the investment in and receivables due from the Partnership totaled $6.5 million.
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
13. Trust Preferred Securities
Management previously determined that Royal Bancshares Capital Trust I/II (“Trusts”) utilized for the Company’s $25.8 million of pooled trust preferred securities issuance, qualifies as a variable interest entity under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004. At March 31, 2009, the interest rates paid on Capital Trust I and Capital Trust II were 3.47% and 5.80%, respectively.
The Company does not consolidate the Trusts as FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts expected returns. The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774,000. In addition, the income received on the common stock investments is included in other income. The Federal Reserve Bank has issued final guidance on the regulatory treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as a part of the collection of entities known as “restricted core capital elements.” The final adoption of the rule has delayed the effective date until March 31, 2011. Management is evaluating the effects of the final rule and does not anticipate a material impact on its capital ratios.
14. Investment in Real Estate Joint Ventures
The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans during 2007. As a result of this review, the Company determined that three ADC loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and SFAS No. 66, “Accounting for Sales of Real Estate.” An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The Company reclassified two of these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building, which was paid off during the second quarter of 2008, which resulted in a gain on sales related to real estate joint ventures of $1.1 million, and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. The third investment in the amount of $2.5 million was classified as an investment in a real estate joint venture at December 31, 2007 and was to fund the acquisition of a marina project. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007 and the impairment was charged to operating expenses during the same quarter. As of March 31, 2009, the balance of the marina investment was $2.5 million, for a total investment in real estate joint ventures of $2.5 million.

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
The contract amounts are as follows:

	March 31,	December 31,
(In thousands)	2009	2008

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$78,360	$98,549
Commitment to extend credit	10,352	1,840
Standby letters of credit and financial guarantees written	3,998	4,563
16. Shareholders’ Equity
On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the United States Department of Treasury (“Treasury”), the Company entered into a Letter Agreement (the “Purchase Agreement”) with Treasury, pursuant to which the Company agreed to issue and sell 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share. In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock, for an aggregate purchase price of $30.4 million in cash The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators. The warrant issued to the Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock. The Company’s intention is to utilize the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity.
17. Reclassifications
Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of a reclassification.
18. Recent accounting pronouncements
Accounting pronouncements related to fair value disclosures are discussed in “Note 11 Fair Value of Financial Instruments”.
In December 2007, FASB issued FAS No. 141 (Revised 2007) (“FAS 141(R)”), “Business Combinations”. SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. SFAS 141(R) may not be adopted before that date. In future periods the Company will apply SFAS 141(R) to its consolidated financial statements when business combinations occur.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations”. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of SFAS 160 did not have a material impact on the Company’s consolidated financial statements and results of operations.
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The new standard amends SFAS No. 133 and is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The implementation of SFAS 161 did not have a material impact on the Company’s consolidated financial statements and results of operations.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The implementation of this FSP did not have a material impact on the Company’s consolidated financial statements and results of operations.
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of SFAS No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare consolidated financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.
In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The implementation of this EITF did not have a material impact on the Company’s consolidated financial position and results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The implementation of this EITF did not have an impact on the Company’s consolidated financial position and results of operations.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of SFAS 132(R)-1 on its consolidated financial position and results of operations.
In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46(R)-8”). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) are effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of FSP SFAS 140-4 and Fin 46(R) did not have a material impact on the Company’s consolidated financial position and results of operations.
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this EITF did not have an impact on the Company’s consolidated financial position and results of operations.
In January 2009, the FASB issued EITF 08-10, “Selected Statement 160 Implementation Questions”. As mentioned previously SFAS 160 amends ARB 51 and establishes the accounting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. EITF 08-10 addresses concerns that other authoritative guidance exists that may conflict with SFAS 160 for the recognition of a gain or loss upon deconsolidation of subsidiaries when the subsidiary is in-substance real estate or the transaction involves an equity method investee or joint venture. EITF 08-10 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The implementation of this EITF did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations", to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In future periods the Company will apply FSP FAS 141(R)-1 to its consolidated financial statements when business combinations occur.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month periods ended March 31, 2009 and March 31, 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Form 10-K for the year ended December 31, 2008.
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
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
Note A to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2008) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company is an investor in a variable interest entity and is required to report its investment in the variable interest entity on a consolidated basis under FIN 46(R). The variable interest entity is responsible for providing its financial information to the Company. We complete an internal review of this financial information. This review requires substantive judgment and estimation. The Company has identified accounting for allowance for loan and leases losses, deferred tax assets, other than temporary impairment on investments securities, accounting for acquisition, development and construction loans and derivative securities as among the most critical accounting policies and estimates in that they are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.
RESULTS OF OPERATIONS
Financial Highlights and Business Results
Results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits and borrowings. Interest income is recognized according to the effective interest yield method. Net income is affected by the provision for loan and lease losses, the level of non-interest income (loss) and non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses. Interest income is also affected by the level of non-accrual loans.
At March 31, 2009, the Company had consolidated total assets of approximately $1.3 billion, total loans and leases of $707.4 million, total deposits of approximately $812.1 million, and shareholders’ equity of approximately $106.3 million. The Company had interest income of $16.4 million for the three months ended March 31, 2009, reflecting a decrease of $3.7 million, or 18.5%, from the comparable period of 2008. The decline in interest income was attributed to a lower level of investments; a 200 basis point reduction in the prime rate by the Federal Reserve since the end of the first quarter in 2008; and an increase in non-performing loans since March 31, 2008, that resulted in the loss of accrued interest. The prime rate reduction negatively impacted prime based and variable rate loans. Interest expense for the three months ended March 31, 2009 was $9.3 million resulting in a decrease of $888,000, or 8.7%, from the comparable period of 2008 due to improved pricing of deposit products, mainly higher cost time deposits. The Company recorded a net loss for the quarter ended March 31, 2009 of $6.8 million compared to net income of $1.0 million reported for the quarter ended March 31, 2008. The net loss in 2009 was primarily associated with $4.2 million in impairment charges on equity securities in the available-for-sale investment portfolio, an increase in nonperforming loans which resulted in the loss of interest income associated with those nonperforming loans, and lower yields on loans and investments.
The chief sources of revenue for the Company are interest income from extending loans and interest income from investing in security instruments, mostly through its subsidiaries Royal Bank and Royal Asian. Both Royal Bank and Royal Asian principally generate commercial real estate loans primarily secured by first mortgage liens. These types of loans make up 27% and 72% of the loan portfolios of Royal Bank and Royal Asian at March 31, 2009, respectively. Additionally, Royal Bank and Royal Asian offer construction loans, including construction loans for commercial real estate projects and for residential home development. At March 31 2009, construction loans comprised 27% and 13%, respectively, of the Royal Bank and Royal Asian loan portfolios. Land development loans at March 31, 2009 comprised 11% and 0% of the loan portfolios of Royal Bank and Royal Asian, respectively. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we are experiencing now, adversely impacts the commercial rental or home sales market. During 2005, the Company received permission to offer loans, including mezzanine loans, by the Federal Reserve Board. Royal Bank also offers mezzanine loans. Mezzanine loans are typically inherently more risky, higher rewarding, loans. They are often secured by subordinate lien positions with loan to value ratios typically between 75% and 95% of collateral value. The Company and its subsidiaries do not typically offer mezzanine loans for purposes other than the acquisition or construction of projects related to real estate. On occasion, the Company has extended mezzanine financing on a project where Royal Bank extended senior debt financing. During the fourth quarter of 2007, management of the Company made a decision to curtail mezzanine lending due to the elevation of risk given the current economic conditions. At March 31, 2009, the Company had $5.7 million in mezzanine loans outstanding, and the percentage of mezzanine loans in the Company consolidated loan portfolio was 0.8% of the portfolio. Mezzanine loans inherently carry more risk and accordingly at March 31, 2009, the portion of the Company’s loan loss reserve attributed to mezzanine loans was $1.6 million, or 27% of outstanding mezzanine loans. Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread. Please see the “Net Interest Margin” section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.
Consolidated Net Loss
During the first quarter of 2009, the Company recorded a net loss of $6.8 million, compared to net income of $1.0 million for the comparable quarter of 2008. The net loss was primarily the result of a $4.2 million impairment loss on available for sale investment securities, an increase in nonperforming loans which resulted in the loss of interest income associated with those nonperforming loans, and lower yields on loans and investments. Net interest income declined $2.8 million to $7.1 million for the three months ended March 31, 2009 compared to $9.9 million for the three months ended March 31, 2008. As a consequence of the slowdown in the housing market and the economic recession, the Company continued to experience a weakening in the performance of real estate related loans and impairment losses on equity investments. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report while the impaired investment securities are discussed in the “Investment Securities” section under “Financial Condition”. Basic and diluted losses per common share were both $0.53 for the first quarter of 2009, as compared to basic and diluted earnings per common share of $0.08 for the comparable quarter of 2008.
Interest Income
Total interest income for the first quarter of 2009 amounted to $16.4 million, which represented a decline of $3.7 million, or 18.5%, from the comparable quarter of 2008. The decrease was primarily driven by a decline in the yields on all earning assets, loans in particular, due to a 200 basis point decline in the prime rate during the past twelve months related to the Federal Reserve’s monetary policy that negatively impacted prime based loans and investments purchased within the past two quarters. Additionally, the year over year increase in non-accrual loans negatively impacted the yield on interest earning assets. Average interest earning assets, which amounted to $1.1 billion in the first quarter of 2009, increased $15.8 million, or 1.4%, above the first quarter of 2008 due almost entirely to an increase in cash equivalents year over year. Average loan balances of $720.4 million in the first quarter of 2009 increased $69.4 million (10.7%) year over year and was entirely offset by a decline in average investment securities of $69.3 million (14.6%) year over year. The loan growth was attributed to an increased focus on commercial and industrial lending during the past two quarters, the introduction of small business lending in the fourth quarter of 2008, advances against existing outstanding loans, continued growth in tax certificates and minimal loan prepayments. The decline in investment securities was primarily attributed to maturities and calls of agency bonds during the first two quarters of 2008.
The yield on average interest earning assets for the first quarter of 2009 of 5.80% amounted to a decline of 136 basis points from the prior year’s first quarter yield. The yield reduction was comprised of year over year declines of 250, 42 and 206 basis points for cash equivalents (0.63% versus 3.13%), investments (4.98% versus 5.40%) and loans (6.39% versus 8.45%), respectively. Lower interest rates on all three earning asset categories reflected the general market decline in interest rates during the past year and the significant impact on variable rate loans in particular. In addition the yield on average loans was negatively impacted by the increase of non-accrual loans during the past year. Non-accrual loans were $70.0 million at March 31, 2009 compared to $41.9 million at March 31, 2008.
Interest Expense
Total interest expense of $9.3 million in the first quarter of 2009 declined by $888 thousand, or 8.7%, from the comparable quarter of 2008. The reduction in interest expense was mainly associated with a decline in rates paid on retail and brokered deposits. The average interest rate paid on average interest-bearing deposits for the first quarter of 2009 was 3.47% resulting in a decline of 78 basis points from the level of 4.25% during the comparable quarter of 2008. As a result of the general decline in market interest rates, lower interest rates were paid on existing customer money market and savings accounts coupled with lower interest rates paid on new deposits, primarily customer and brokered time deposits. Average interest-bearing liabilities of $1.0 billion increased by $48.5 million, or 4.9%, due to an increase in interest-bearing deposits of $74.2 million, or 11.3%, which was partially offset by a reduction in borrowings, primarily consisting of FHLB advances, of $25.7 million, or 7.9%. As a result of the decline in market interest rates, retail and brokered deposits became more attractive during the past two quarters and management shifted the funding emphasis to these deposits and away from FHLB advances. Management elected to reduce the reliance on FHLB advances due to the suspension of the dividend at year end 2008 coupled with the current requirement of full collateral delivery status for FHLB advances. The average interest rate paid on FHLB advances of 4.04% during the first quarter of 2009 increased modestly from 3.94% during the prior year’s first quarter. The overall increase in interest-bearing liabilities was approximately triple the increase in interest earning assets primarily due to the decline in funding associated with a reduction in shareholders’ equity and a modest reduction in non-interest bearing deposits.
Net Interest Margin
The net interest margin in the first quarter of 2009 of 2.52% declined 103 basis points from 3.55% in the comparable quarter of 2008. The impact of the reduction of the prime rate on variable rate loans within the loan portfolio coupled with the negative impact associated with the increased level of non-performing loans added to the already existing net interest margin compression. Although a significant segment of the loan portfolio experienced an immediate decrease in yields on loans as the prime rate declined, the funding side of the balance sheet will only experience a lagged decline in rates paid on deposits since the majority of the deposits are time deposits that will re-price only at maturity. In addition, FHLB advances are fixed rate borrowings that will not immediately re-price since they mature over the next few years. In order to mitigate the impact of the margin decline, management has transitioned lower yielding investment securities that have matured or were called into new higher yielding loans during the past year. At March 31, 2009 loans amounted to 61% and investment securities amounted to 32% of total interest earning assets, while the same percentages at March 31, 2008 amounted to 59% and 38% of interest earning assets, respectively, for loans and investments securities.
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
(The balance of this page was left blank intentionally.)

	For the three months ended			For the three months ended
	March 31, 2009			March 31, 2008
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$17,931	$28	0.63%	$2,313	$18	3.13%
Investments securities	405,406	4,982	4.98%	474,658	6,370	5.40%
Loans	720,425	11,344	6.39%	651,001	13,684	8.45%

Earning assets	1,143,762	16,354	5.80%	1,127,972	20,072	7.16%

Non-earning assets	50,020			73,451

Total assets	$1,193,782			$1,201,423

Interest-bearing deposits	$730,452	6,252	3.47%	$656,239	6,934	4.25%
Borrowings	300,127	2,993	4.04%	325,823	3,193	3.94%

Total interest bearing liabilities	1,030,579	9,245	3.64%	982,062	10,127	4.15%

Non-interest bearing deposits	53,704			59,578
Other liabilities	14,288			13,744
Shareholders’ equity	95,211			146,039

Total liabilities and equity	$1,193,782			$1,201,423

Net interest margin		$7,109	2.52%		$9,945	3.55%

(The balance of this page was left blank intentionally.)

Rate Volume Analysis
The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three month period ended March 31, 2009, as compared to the respective period in 2008, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2009 vs. 2008
	Increase (decrease)
(In thousands)	Volume	Rate	Total

Interest income
Interest-bearing deposits	$22	$(8)	$14
Federal funds sold	3	(7)	(4)

Total short term earning assets	$25	$(15)	$10

Investments securities
Held to maturity	(1,296)	—	(1,296)
Available for sale	333	(425)	(92)

Total investments	$(963)	$(425)	$(1,388)

Loans
Commercial demand loans	$175	$(2,182)	$(2,007)
Commercial mortgages	427	(581)	(154)
Residential and home equity	(27)	(42)	(69)
Leases receivables	157	(87)	70
Tax certificates	768	(133)	635
Other loans	—	(8)	(8)
Loan fees	(807)	—	(807)

Total loans	$693	$(3,033)	$(2,340)

Total decrease in interest income	$(245)	$(3,473)	$(3,718)

Interest expense
Deposits
NOW and money market	$(297)	$(833)	$(1,130)
Savings	—	1	1
Time deposits	1,261	(814)	447

Total deposits	$964	$(1,646)	$(682)
Trust preferred	—	(77)	(77)
Borrowings	(257)	134	(123)

Total increase (decrease) in interest expense	$707	$(1,589)	$(882)

Total decrease in net interest income	$(952)	$(1,884)	$(2,836)

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
The Company classifies its leases as capital leases, in accordance to SFAS No. 13, “Accounting for Leases”, as amended by SFAS 98 & 145. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and the Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $2.8 million in the first quarter of 2009 compared to $3.3 million in the comparable quarter of 2008. The deteriorating real estate market that continued from 2008 into the first three months of 2009 caused housing sales to slow and has negatively impacted construction loans throughout the banking industry. This weak sales market has affected land development, construction and mezzanine loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses.
The allowance for loan and lease losses declined $1.6 million from $28.9 million at December 31, 2008 to $27.3 million at March 31, 2009. The decrease was primarily attributable to $4.4 million in net charge-offs of impaired loans recorded in the first quarter of 2009 of which $2.4 million had previously been included in the specific reserves. Impaired loans declined $15.8 million during the first quarter of 2009. The primary reasons for this decrease were transfers to other real estate owned and charge-offs of $9.2 million and $4.5 million, respectively. The majority of the partially charged-off loans during the first quarter of 2009 were related to non-residential loans including two mezzanine loans. The allowance for loan and lease losses was 3.85% of total loans and leases at March 31, 2009 and 4.13% at December 31, 2008.
Management believes that the allowance for loan and lease losses is adequate at March 31, 2009. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination. During the first three months of 2009, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included increasing the risk factors specific to construction, non-residential, and RBA Capital loans.
(The balance of this page was left blank intentionally.)

Changes in the allowance for loan and lease losses were as follows:

	For the three
	months ended	For the year ended
(In thousands)	March 31, 2009	December 31, 2008

Balance at beginning period	$28,908	$19,282

Charge-offs
Commercial and industrial	(15)	(1,009)
Construction and land development	—	(3,852)
Construction and land development-mezzanine	—	(1,540)
Single family residential	—	(37)
Single family residential-mezzanine	—	(2,220)
Real estate- non-residential	(4,300)	(1,330)
Real estate- non-residential — mezzanine	—	(1,675)
Leases	(154)	(642)
Tax certificates	—	(22)

Total charge-offs	(4,469)	(12,327)

Recoveries

Commercial and industrial	1	106
Single family residential	32	6

Total recoveries	33	112

Net loan (charge offs)	(4,436)	(12,215)

Provision for loan and lease losses	2,797	21,841

Balance at the end of period	$27,269	$28,908

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	March 31, 2009		December 31, 2008
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to total	Allowance	category to total
(In thousands, except percentages)	amount	loans	amount	loans

Commercial and industrial	$2,553	12.5%	$2,403	12.3%
Construction	11,607	24.9%	11,548	23.8%
Land Development	2,017	10.3%	2,359	10.6%
Constr. and land develop. — mezzanine	1,548	0.3%	1,415	0.3%
Single family residential	889	5.1%	747	3.9%
Real Estate — non-residential	5,674	31.2%	5,172	33.4%
Real Estate — non-res. — mezzanine	15	0.4%	1,188	0.6%
Real Estate — multi-family	138	2.1%	133	2.0%
Real Estate -1-4 family — mezzanine	—	0.0%	—	0.0%
Tax certificates	1,583	8.7%	2,735	9.1%
Lease financing	1,219	4.2%	1,183	3.7%
Other	18	0.2%	15	0.2%
Unallocated	8	0.0%	10	0.0%

Total	$27,269	100.0%	$28,908	100.0%

The Company’s non-performing assets are set forth below:

	March 31,	December 31,
(Amounts in thousands)	2009	2008

Non-accrual loans (1)	$70,048	$85,830
Other real estate owned	20,244	10,346

Total nonperforming assets	$90,292	$96,176

Nonperforming assets to total assets	7.21%	8.18%

Nonperforming loans to total loans	9.90%	12.25%

Allowance for loan and lease loss to non-accrual loans	38.93%	33.68%

Total Loans	$707,413	$700,722
Total Assets	$1,252,974	$1,175,586
Allowance for Loan and Lease Losses	$27,269	$28,908

ALL / Loans & Leases (MD & A)	3.85%	4.13%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection.
Other real estate owned (“OREO”) increased $9.9 million from $10.3 million at December 31, 2008 to $20.2 million at March 31, 2009. During the first quarter of 2009, the Company foreclosed on the collateral of three separate loans that were non-accrual at December 31, 2008 and were transferred to OREO at fair value.
The composition of non-accrual loans is as follows:

Non-Accruing Loans:	March 31, 2009
	Total
	Loan	Specifc
(In thousands)	Balance	Reserve

Construction	$32,331	$4,929
Land Development	6,465	—
Construction & Land Develop. — mezzanine	2,421	1,404
Real Estate-Non-Residential	5,603	308
Real Estate-Non-Residential — mezzanine	2,480	—
Commercial & industrial	13,248	422
Residential real estate	1,675	239
Leasing	525	56
Tax certificates	5,300	1,352

Total	$70,048	$8,710

Non-accrual loan activity for the first three months of 2009 is set forth below:

		1st Quarter Actvity
	Balance at		Payments and other		Transfer to	Balance at
(In thousands)	December 31, 2008	Additions	decreases	Charge-offs	OREO	March 31, 2009
Construction	$41,485	$4,966	$(14,120)	$—	$—	$32,331
Land development	11,044	4,442	(807)	(913)	(7,301)	6,465
Construction & land development — mezzanine	2,421	—	—	—	—	2,421
Real Estate-Non-Residential	6,324	2,244	—	(1,035)	(1,930)	5,603
Real Estate-Non-Residential — mezzanine	3,612	—	—	(1,132)	—	2,480
Commercial & Industrial	12,145	1,530	(412)	(15)	—	13,248
Residential real estate	1,472	210	(7)	—	—	1,675
Leasing	711	—	(33)	(153)	—	525
Tax certificates	6,616	—	(95)	(1,221)	—	5,300

Total	$85,830	$13,392	$(15,474)	$(4,469)	$(9,231)	$70,048

The following is a detailed list of the significant additions to non-accrual loans during the first quarter of 2009:
•	A $3.0 million loan, in which the bank is a participant, became non-accrual during the first quarter of 2009. The loan is collateralized by a first lien Deed of Trust on two parcels comprising 141.6 acres in Highland, Howard County, Maryland. The land was purchased in August, 2005. The original plan was to build 37 single family lots averaging over 3 acres each under contract with a national builder to take down these lots over a minimum of two years. The contract with the builder has been amended five times. To date, there have been only five lots taken down. The loan has been declared in default and a confession of judgment has been filed. A foreclosure action is being commenced. An impairment analysis was performed in accordance with SFAS 114 and the loan was deemed impaired. A charge-off was recorded in the amount of $913,000.

•	Two loans in the aggregate amount of $4.8 million for a construction project in Minneapolis, Minnesota, to renovate a historic building into a luxury hotel and to construct 86 residential condominiums connected to the hotel became non-accrual during the first quarter of 2009. The two loans are under a forbearance agreement. These loans are loan participations in larger loans in the aggregate of $60.3 million. The hotel is fully operational and the construction of the condominiums is complete. As of the date of this filing, approximately 33% percent of the condominiums have been sold. Preliminary appraisals as of March 2009 indicated impairment in accordance with SFAS 114. Consequently, the Company established a specific reserve of $218,000 for these loans.

•	A $1.9 million loan for a fully leased 100,000 square foot industrial building and 1.5 acre parcel of land located in Berks County, Pennsylvania became non-accrual in the first quarter of 2009. The borrower brought the loan current in April 2009.

•	One loan of RBA Capital in the amount of $1.5 million was related to one borrower extending loans to third-party buyers of single family residences in need of rehab work. During the first quarter of 2009, the borrower failed to meet certain loan covenants and terms and the loan was classified as impaired. RBA Capital has taken over management of this portfolio and is in the process of working out the underlying assets in the portfolio. The independent valuations showed a portfolio value of over $2.0 million and the expectation is that all of the principal and expenses will be recovered.
Non-accrual and impaired loans were $70.0 million at March 31, 2009, compared to $85.8 million at December 31, 2008, a decrease of $15.8 million. The primary reasons for this decrease were transfers to other real estate owned and charge-offs of $9.2 million and $4.5 million, respectively. If interest had been accrued, such income would have been approximately $1.5 million for the three months ended March 31, 2009. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter.

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. For such loans that are classified as impaired, per FAS 114 analysis, a specific allowance is established only when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.
The Company recognizes income under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. Excess proceeds received over the principal amounts due are recognized as income on a cash basis. If these factors do not exist, the Company does not recognize income.
The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(In thousands)	2009	2008

Impaired loans with a valuation allowance	$46,701	$69,350
Impaired loans without a valuation allowance	23,347	16,480

Total impaired loans	$70,048	$85,830

Valuation allowance related to impaired loans	$8,710	$12,882

	For the quarter
	ended March 31,
(In thousands)	2009	2008

Average investment in impaired loans	$77,939	$33,200
Interest income recognized on impaired loans	$308	$—
Interest income recognized on a cash basis on impaired loans	$308	$—
Total cash collected on impaired loans for the three months ended March 31, 2009 and March 31, 2008 was $4.8 million and $658,000, respectively.
The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing impaired loans under the accrual method.
Credit Classification Process
All loans, at the time of presentation to the appropriate loan committee, are given an initial loan “risk” rating by the Chief Credit Officer (“CCO”). From time to time, and at the general direction of any of the various loan committees, the ratings may be changed based on the findings of that committee. Items considered in assigning ratings include the financial strength of the borrower and/or guarantors, the type of collateral, the collateral lien position, the type of loan and loan structure, any potential risk inherent in the specific loan type, and higher than normal monitoring of the loan or any other factor deemed appropriate by any of the various committees for changing the rating of the loan. Any such change in rating is reflected in the minutes of that committee. The riskier classifications include Watch, Special Mention, Substandard, Doubtful and Loss.
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
Potential Problem Loans
Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $43.5 million and $8.8 million at March 31, 2009 and December 31, 2008, respectively. The principal reason for the increase has been a weakening of the credit quality in our commercial loan portfolio particularly related to companies in the residential homebuilder construction industry. Management has considered the trend in growth of potential problem loans and has included a factor for same in the formula used to set the Company’s general loan loss reserve.
Residential construction and land development loans comprise the bulk of potential problem loans, aggregating $24.8 million of the $43.5 million in total potential problem loans outstanding at March 31, 2009. The chief reason that residential constructions loans have continued to weaken is due in large part to the poor sales market for homes, especially new construction. Homebuilders and developers have been challenged in generating the cash flow needed to make loan payments. Many residential construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves.
Other (Loss) Income
For the first quarter of 2009 other loss was $3.6 million compared to other income of $1.3 million for the first quarter of 2008. The other loss was directly related to $4.2 million in impairment charges related to equity investments. Refer to “Note 5 Investment Securities” to the consolidated financial statements for more information on the impairment charges. In addition, revenue related to real estate owned via equity investments declined $502,000 ($185,000 in the first quarter of 2009 compared to $687,000 in the first quarter of 2008) as a result of significantly lower sales of condominiums. The consolidated real estate owned via an equity investment is associated with the Partnership described in “Note 2 Segment Information” and “Note 12 Real Estate Owned via Equity Investments.” Also contributing to the decline in non-interest income year over year was an increase in net losses on the sales of AFS securities of $164,000 ($214,000 in 2009 compared to $50,000 in 2008), a decrease of

$97,000 related to the sales of other real estate owned ($37,000 loss in 2009 versus a $60,000 gain in 2008), and a $63,000 decrease in gains on the sales of loans and leases. These reductions were partially offset by an increase of $126,000 related to income from bank owned life insurance as a result of a $5.0 million additional purchase during the second quarter of 2008.
Other Expense
For the first quarter of 2009 other expense of $7.2 million increased $622,000 from the first quarter of 2008. This increase is related to an increase in professional and legal fees of $269,000 due mainly to increased auditing expenses, approximately $270,000 in expenses related to the increase in the Company’s non-performing assets, an increase in FDIC Insurance and Pennsylvania Department of Banking expense of $151,000 related to increased insurance premiums, and a $97,000 increase in occupancy and equipment expenses partly due to a new lease for additional office space in December of 2008. Partially offsetting these increases was a reduction in salaries and wages of $298,000 from the comparable quarter of 2008 which was due to the Company not accruing for management bonuses during the first quarter of 2009.
On February 27, 2009 the Board of Directors for the Federal Deposit Insurance Corporation (“FDIC”) voted to amend the restoration plan for the Deposit Insurance Fund. Additionally, the Board adopted an interim rule which if implemented, would impose a 10 basis point emergency assessment for every $100 of insured deposits as of June 30, 2009. The special assessment payment is to be paid on September 30, 2009, however, as the rule stands, the full amount will be accrued in the second quarter of 2009, when it is anticipated to be enacted and the June 30 deposits will be measurable.
Income Tax Expense
Total income tax expense for the first quarter of 2009 was $0 compared to a tax expense of $116,000 in the first quarter of 2008. The Company did not record a tax benefit despite the net loss in the first quarter of 2009 since it concluded at December 31, 2008 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets and therefore established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million. During the first quarter of 2009, the valuation allowance increased $2.6 million to $18.1 million as of March 31, 2009 based on activity during the first quarter. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the first quarter of 2009 was 0% compared to the 10.0% for the same period in 2008.
Results of Operations by Business Segments
On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by the Company and were exchanged on a one-for-one basis for common stock of the Company. On July 17, 2006, Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. The principal activities of the Company is supervising Royal Bank and Royal Asian, collectively known as the Banks, which engage in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.
The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing and RBA Capital (“Other” in the segment table below). For a description of the different business segments refer to “Note 2 Segment Information” to the consolidated financial statements.
(The balance of this page was left blank intentionally.)

	Three months ended March 31, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,086,271	$83,771	$17,452	$65,480	$1,252,974

Total deposits	812,140	—	—	—	812,140

Interest income	$12,634	$2,505	$—	$1,215	$16,354
Interest expense	7,793	928	40	524	9,285

Net interest income (loss)	$4,841	$1,577	$(40)	$691	$7,069
Provision for loan and lease losses	2,531	69	—	197	2,797
Total other (loss) income	(3,837)	27	130	97	(3,583)
Total other expenses	6,010	761	163	292	7,226
Income tax (benefit) expense	(346)	267	(26)	105	—

Net (loss) income	$(7,191)	$507	$(47)	$194	$(6,537)

Noncontrolling interest	$—	$202	$(36)	$50	$216

Net (loss) income attributable to Royal Bancshares	$(7,191)	$305	$(11)	$144	$(6,753)

	Three months ended March 31, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,047,635	$62,536	$18,245	$56,401	$1,184,817

Total deposits	689,938	—	—	—	689,938

Interest income	$16,929	$1,739	$—	$1,404	$20,072
Interest expense	8,440	907	46	780	10,173

Net interest income (loss)	$8,489	$832	$(46)	$624	$9,899
Provision for loan and lease losses	2,608	—	—	673	3,281
Total other income	463	82	575	172	1,292
Total other expenses	5,649	316	176	463	6,604
Income tax (benefit) expense	(104)	215	124	(119)	116

Net income (loss)	$799	$383	$229	$(221)	$1,190

Noncontrolling interest	$458	$153	$(352)	$(112)	$147

Net income (loss) attributable to Royal Bancshares	$341	$230	$581	$(109)	$1,043

Community Bank Segment
Royal Bank America
Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”). During the fourth quarter of 2006, Royal Bank formed a subsidiary, Royal Tax Lien Services, LLC, to purchase and service delinquent tax liens. Royal Bank owns 60% of the subsidiary. During the fourth quarter of 2006, Royal Bank formed a subsidiary, RBA Capital, LP, to originate structured or re-discounted debt. Royal Bank owns 60% of the subsidiary. During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital. In the near future, the operations of the subsidiary will be folded into Royal Bank. On October 17, 2008, Royal Bank established RBA Property LLC, a wholly owned subsidiary. RBA Property was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans. On December 1, 2008, Royal Bank established Narberth Property Acquisition LLC, a wholly owned subsidiary. Narberth Property Acquisition was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-accrual loans.

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
Service Area: Royal Bank’s primary service area includes Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, Southern and Northern New Jersey and the State of Delaware. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from fifteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers Washington DC, and the states of Pennsylvania, New Jersey, New York, Florida, Maryland, Northern Virginia and Delaware as a part of its service area for certain products and services. Frequently, Royal Bank will do business with clients located outside of its service area. Royal Bank has loans in twenty-six states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, PA.
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
Employees: Royal Bank employed approximately 169 people on a full-time equivalent basis as of March 31, 2009.
Deposits: At March 31, 2009, total deposits of Royal Bank were distributed among demand deposits (8%), money market deposit, savings and Super Now accounts (28%) and time deposits (64%). At March 31, 2009, deposits increased $51.6 million to $735.1 million, from year-end 2008, or 7.5%, primarily due to a $45.2 million increase in time deposits. Management decided to raise deposit rates to increase liquidity and to not increase the level of FHLB advances due to FHLB full collateral delivery requirement to Royal Bank and the FHLB’s suspension its stock dividend. Included in Royal Bank’s deposits are approximately $12.8 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
Lending: At March 31, 2009, Royal Bank, including its subsidiaries, had a total net loan portfolio of $623.9 million, representing 55% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At March 31, 2009, loans increased $5.5 million from year end 2008.
Business results: Total interest income of Royal Bank for the quarter ended March 31, 2009 was $14.7 million compared to $18.6 million for the quarter ended March 31, 2008, a decrease of 21%. The decline in interest income was attributed to a lower level of investments and a 200 basis point reduction in the prime rate by the Federal Reserve since the end of the first quarter in 2008. The prime rate reduction negatively impacted prime based and variable rate loans coupled with an increase in non-accrual loans that resulted in the loss of $1.5 million in interest income. Interest expense was $8.4 million for the quarter ended March 31, 2009, compared to $9.6 million for the quarter ended March 31, 2008, a decrease of 13%. Royal Bank recorded a net loss for the quarter ended March 31, 2009 of $2.3 million compared to net income of $1.0 million for the quarter ended March 31, 2008. The loss is due to the $2.7 million, or 30%, reduction in net interest income from $9.0 million in the first quarter of 2008 to $6.3 million in the first quarter of 2009 for the reasons mentioned above. Total assets of Royal Bank were $1.1 billion at March 31, 2009 and March 31, 2008. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, RBA Capital, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, and RBA Property LLC.
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
Employees: Royal Asian employed approximately 26 people on a full-time equivalent basis as of March 31, 2009.

Deposits: At March 31, 2009, total deposits of Royal Asian were distributed among demand deposits (8%), money market deposit, savings and Super Now accounts (14%) and time deposits (78%). At March 31, 2009, total deposits were $89.8 million, which amounted to a decrease of $2.8 million, or 3%, from the level at December 31, 2008.
Lending: Royal Asian had a total net loan portfolio of $65.7 million, representing 63% of total assets at March 31, 2009 that grew $2.5 million, or 4%, from the level at December 31, 2008. The loan portfolio is comprised of commercial demand, commercial mortgages, construction, and installment loans.
Business results: Net interest income of Royal Asian for the quarter ended March 31, 2009, amounted to $805,000 which was a decrease of $76,000 from the comparable quarter of 2008. For the quarter ended March 31, 2009, Royal Asian recorded a net loss of $59,000 compared to net income of $36,000 in the first quarter of 2008. Total assets of Royal Asian amounted to $104.6 million at March 31, 2009 compared to $106.9 million at December 31, 2008.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Asian intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Asian’s size, objective of profit maintenance and stable capital structure.
Royal Investments of Delaware
On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, DE 19899. RID buys, holds and sells investment securities.
Business results: Total interest income of RID for the quarter ended March 31, 2009, of $319,000 declined 42% from $548,000 for the quarter ended March 31, 2008. For the three months ended March 31, 2009, RID reported a net loss of $4.4 million, compared to net income of $152,000 for the three months ended March 31, 2008. The decline in net income year-over-year was primarily related to the $4.2 million in impairment charges on preferred and common stocks in the available for sale investment portfolio. At March 31, 2009 total assets of RID were $44.1 million, of which $6.0 million was held in cash and cash equivalents and $17.0 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. Royal Bank has extended loans to RID, secured by securities and as per the provisions of Regulation W. At March 31, 2009, the amount due Royal Bank from RID was $9.4 million.
Royal Captive Insurance Company
On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. At March 31, 2009, total assets of Royal Captive Insurance were $2.6 million.
Royal Preferred LLC
On June 16, 2006 the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At March 31, 2009, Royal Preferred LLC had total assets of approximately $20.2 million.
Royal Bancshares Capital Trust I and II
On October 27, 2004, Royal Bancshares formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at March 31, 2009 amounted to 3.47% and 5.80%, respectively for Capital Trust I and Capital Trust II.

Tax Lien Operations
Crusader Servicing Corporation
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, PA 19072. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. At March 31, 2009, total assets of CSC were $19.6 million. Included in total assets is $5.3 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount. As a result of the recent deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired by approximately $2.5 million. In the first quarter of 2009, CSC charged-off $1.2 million of the impairment. The outstanding SMI loan balance was $5.3 million and $6.6 million at March 31, 2009 and December 31, 2008.
Business results: Net interest income of CSC for the quarter ended March 31, 2009 amounted to $164,000, a decrease of $49,000, or 23%, from the comparable quarter of 2008. Net loss for CSC for the three months ended March 31, 2009, was $39,000 compared to net income of $64,000 for the comparable period of 2008. At March 31, 2009, total assets of CSC were $19.6 million, of which $18.5 million was held in net tax liens. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W. At March 31, 2009, the amount due Royal Bank from CSC was $17.6 million.
Royal Tax Lien Services, LLC
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
Business results: Net interest income of RTL of $1.3 million for the quarter ended March 31, 2009, increased $662,000 or 1.1 times, for the comparable quarter of 2008 largely due to increased interest on certificates and penalty income year-over-year associated with a significant increase in tax liens. Net income for RTL of $797,000 for the quarter ended March 31, 2009 increased $477,000, or 1.5 times, from the comparable quarter of 2008 due to a significant increase in tax liens year-over-year. At March 31, 2009, total assets of RTL were $64.1 million, of which the majority was held in tax liens as compared to total assets at December 31, 2008 of $64.6 million, of which the majority was held in tax liens.
Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W. At March 31, 2009, the amount due Royal Bank from RTL was $62.2 million.
Equity Investments Segment
Royal Investments America
On June 23, 2003, the Company, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by the FDIC and Pennsylvania Department of Banking by regulation.

Business results: At March 31, 2009, total assets of RIA under FIN 46(R) were $21.1 million compared to $21.2 million at December 31, 2008. For the quarter ended March 31, 2009, RIA had a net loss of $2,000 compared to net income of $309,000 for the comparable period of 2008. The 2008 period included a gain on sales of real estate. For more information about Royal Investments America refer to “Note 12 Real Estate Owned via Equity Investment” to the consolidated financial statements. Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2009, there were no outstanding loans from Royal Bank to RIA.
Other Segment
Royal Bank America Leasing, LP
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first three months of 2009 and 2008, neither sales nor purchases of lease portfolios were material.
Business results: At March 31, 2009, total assets of Royal Leasing were $28.6 million, including $28.2 million in net leases, as compared to $25.7 million in assets at December 31, 2008. During the quarter ended March 31, 2009, Royal Leasing had net interest income of $361,000, an increase of $50,000 from the comparable period of 2008; provision for lease losses of $197,000 versus $119,000 in the comparable quarter of 2008; non-interest income of $97,000 as compared to $129,000 in the first quarter of 2008; and non-interest expense of $103,000 versus $189,000 for the first quarter of 2008. Net income for the quarter ended March 31, 2009 was $103,000, an increase of $17,000, or 20%, from $86,000 for the three months ended March 31, 2008.
Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2009, the amount due Royal Bank from RBA Leasing was $22.1 million.
RBA Capital, LP
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
Business results: At March 31, 2009, total assets of RBA Capital were $36.8 million versus $37.5 million at December 31, 2008. Net loans amounted to $36.7 million at March 31, 2009, a decrease of $622,000, or 1.7%, from $37.3 million at December 31, 2008. Net interest income of $331,000 for the first quarter of 2009 increased $17,000, or 5.4%, from the comparable quarter of 2008. RBA Capital had net income for the first quarter of 2009 of $92,000 versus a net loss of $307,000 in the comparable quarter of 2008. The increase was due to the provision for loan losses booked in the first quarter of 2008. Royal Bank has extended loans to RBA Capital at market interest rates, secured by the loan portfolio of RBA Capital and as per the provisions of Regulation W. At March 31, 2009, the amount due Royal Bank from RBA Capital was $36.3 million.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets as of March 31, 2009 were $1.3 billion, an increase of $77.4 million, or 6.6%, from December 31, 2008. This increase was attributed to a $27.1 million increase in cash and cash equivalents, a $26.9 million growth in AFS investments, a $9.9 million increase in real estate owned, and an $8.6 million increase in net loans.
Cash and Cash Equivalents
Total cash and cash equivalents increased $27.1 million from $14.3 million at December 31, 2008 to $41.4 million at March 31, 2009, resulting from a $52.7 million increase in deposits during the first quarter of 2009.
Investment Securities
Total investment securities grew $26.9 million, or 7.7%, to $377.2 million at March 31, 2009, from the level of $350.3 million at December 31, 2008. FHLB stock was $10.1 million at March 31, 2009 and December 31, 2008.
During the third quarter of 2008, the Company reclassified its HTM investment securities to available-for-sale (AFS). The transferred investment securities had a total book value of $37.6 million and a fair value of $34.7 million. The unrealized loss of $3.0 million on these securities was recorded, net of tax, as accumulated other comprehensive income, an adjustment to stockholders’ equity. The Company has the intent and the ability to hold these securities until the market recovers. Additionally, the transfer of these securities to AFS will allow the Company greater flexibility in managing credit risk in its investment portfolio and the Company’s overall liquidity. As a result of this transfer, the Company will not classify any future purchases of investment securities into HTM for at least two years.
The AFS portfolio had gross unrealized losses of $37.6 million at March 31, 2009, which slightly declined from gross unrealized losses of $37.8 million at December 31, 2008. During the first quarter of 2009, the Company recorded a $4.2 million impairment charge related to preferred and common stocks. For the three months ended March 31, 2009, gross unrealized losses increased for collateralized debt obligations, corporate bonds, trust preferred securities and other securities which was offset by the impairment charge for preferred and common stocks and recoveries in collateralized mortgage obligations. The gross unrealized losses are primarily related to the turbulent credit and financial markets coupled with the current economic environment. As a result many of the investment securities are expected to increase in value once the markets become normalized and the resulting fair market values recover.
Preferred and common stock had gross unrealized losses of $6.3 million and $8.9 million at March 31, 2009 and December 31, 2008, respectively. The investments in marketable equity securities consist primarily of six separate diversified managed accounts of large cap, small cap and mid-cap stocks. As a result of the length of time some of the equity securities have been in a loss position and/or the severity of the loss position, management has deemed that individual stocks within these separate managed accounts have unrealized losses that are other than temporary at March 31, 2009. Consequently the Company recorded an impairment charge to earnings of $3.1 million in the first quarter of 2009. One of the preferred stock investments within the financial services industry, which is currently not rated by the rating agencies, was deemed impaired in the amount of $1.1 million at March 31, 2009, and the Company recorded a charge to earnings in this amount for the first quarter of 2009. However, the Company continues to receive dividend payments on the preferred stock. The severity of the unrealized loss is correlated to the decline of the stock market that started in the fall of 2007, but is primarily due to the decline that has occurred during the past year as a result of the current economic recession. Because the Company has the ability and intent to hold the remainder of the preferred and common stock investments until a recovery of fair value, it does not consider the impairment to be other than temporary on the remainder of these investments. Of the $6.3 million in gross unrealized losses for this investment category, $1.0 million has occurred for more than twelve months and $5.3 million has occurred for less than twelve months.
The collateralized mortgage obligations (“CMOs”) within the AFS portfolio had gross unrealized losses of $4.8 million at March 31, 2009 as compared to unrealized losses of $6.3 million at December 31, 2008. The unrealized losses in CMOs relate to lack of market liquidity and changes in market credit spreads. The credit ratings for these investments have experienced some ratings declines however the unrealized loss has improved due to the stabilization of delinquencies and foreclosures in the mortgage pools within the CMOs. Of the CMOs that are rated, none are below investment grade. Because the Company has the ability and intent to hold these investments until a recovery of fair value, it does not consider the impairment to be other than temporary. Of the $4.8 million in total unrealized losses for this investment category, $2.3 million has occurred for more than twelve months and $2.5 million has occurred for less than twelve months.
Collateralized debt obligations (“CDOs”) had gross unrealized losses of $9.3 million and $8.8 million at March 31, 2009 and December 31, 2008, respectively. The unrealized losses for the Company’s CDO investments relate to the credit default risk of the pool of diversified companies within each of three collateralized debt obligations. The decline reflects the uncertainty associated with the current economic recession and the potential for increased company bankruptcies that could potentially result in losses within these investments. The CDO valuations were determined using a copula method, which is a type of market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool. Two of the CDOs have a diversified pool of approximately 100 companies that have experienced additional defaults during the first quarter of 2009. Based upon the number of defaults occurring to date and the maturities of these CDOs in December of 2009, the Company expects full payment of principal at maturity. The remaining CDO, which has a diversified pool of close to 100 companies, also experienced additional defaults during the first quarter of 2009 and matures in June of 2010. Based upon the defaults to date and it’s maturity date management expects to receive full payment of principal at maturity. Gross unrealized losses for this investment category have occurred for more than twelve months.
Corporate bonds had gross unrealized losses of $8.1 million and $6.7 million at March 31, 2009 and December 31, 2008, respectively. The Company’s unrealized losses in investments in corporate bonds represent credit risk of the underlying issuers, which are primarily financial institutions and insurance companies. The ratings for some of the corporate bonds continue to decline during the first quarter of 2009 due to downgrading by the ratings agencies based on the issuers’ 2008 financial results. Despite the below investment grade rating on a few of the corporate bonds, management did not consider them to be other than temporarily impaired because of the consensus analysts’ earnings projections for 2009 or 2010. Because the Company has the ability and intent to hold these investments until a recovery of fair value, it does not consider the investments to be other than temporarily impaired at March 31, 2009. Of the $8.1 million in total unrealized losses for this investment category, $4.7 million has occurred for more than twelve months and $3.4 million has occurred for less than twelve months.
Trust preferred securities had gross unrealized losses of $8.9 million at March 31, 2009 and $6.8 million at December 31, 2008, respectively. The unrealized losses in investments in trust referred securities of the Company reflect the credit concerns related to the financial institutions that issued these long term financial obligations. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in lower values for all trust preferred securities. The valuations of trust preferred securities were based upon the average of fair market values received from three separate bond trading firms due to the current illiquidity of these investment securities. Their individual valuations were based primarily upon the long term viability of the underlying financial institution for each investment security and active trades in comparable products. Based upon the strength of the financial institutions that issued these debt instruments and the intent to hold these investments until a recovery of fair value or maturity, the Company doesn’t consider these investments to be other than temporarily impaired at March 31, 2009. Of the $8.9 million in total unrealized losses for this investment category, $300,000 has occurred for more than twelve months and $8.6 million has occurred for less than twelve months.
Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 4 Comprehensive Income.” Unrealized gains and losses are not recorded through a gain or charge to earnings in the consolidated income statement. However if unrealized losses are determined to be other than temporarily impaired a charge to earnings will be recorded instead of other comprehensive income.
The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Loans and Leases
Total loans increased $6.7 million, or 1.0%, from the $700.7 million level at December 31, 2008 to $707.4 million at March 31, 2009. This increase was primarily due to an increase of $9.5 million in construction loans, $8.9 million in single family residential loans, $3.3 million in leasing, which were partially offset by a decrease of $13.7 million in non-residential real estate. The Company has become more selective in approving land development loans given the existing loan concentration coupled with the current extremely weak housing market. In addition, the Company recently hired commercial lenders to focus primarily on the commercial and industrial business sector.
The following table represents loan balances by type:

	March 31,	December 31,
(In thousands)	2009	2008

Commercial and industrial	$88,689	$86,278
Construction	176,667	167,204
Land Development	72,783	74,168
Const. and land develop. — mezzanine	2,421	2,421
Single family residential	36,425	27,480
Real Estate — non-residential	220,894	234,573
Real Estate — non-res. — mezzanine	2,979	4,111
Real Estate — multi-family	14,541	14,059
Real Estate -1-4 family — mezzanine	335	335
Tax certificates	61,955	64,168
Leases	29,434	26,123
Other	1,546	1,243

Total gross loans and leases	$708,669	$702,163
Deferred fees, net	(1,256)	(1,441)

Total loans and leases	$707,413	$700,722

Deposits
Total deposits, the primary source of funds, grew $52.1 million, or 6.9%, to $812.1 million at March 31, 2009, from December 31, 2008. Deposits increased across all categories except savings. The largest increases in deposits occurred in time deposits over $100,000 and time deposits under $100,000 which increased $34.8 million, or 10.7%, and $9.1 million, or 5.2%, respectively, at March 31, 2009. Management decided to raise specific deposit rates to grow deposits and to improve liquidity.
The following table represents ending deposit balances by type:

	March 31,	December 31,
(In thousands)	2009	2008

Demand (non-interest bearing)	$53,387	$50,886
NOW and Money Markets	199,863	193,869
Savings	14,796	15,171
Time deposits (over $100)	360,779	325,958
Time deposits (under $100)	183,315	174,184

Total deposits	$812,140	$760,068

Borrowings
Total borrowings, which include short and long-term borrowings, decreased $1.6 million, or 0.6%, to $274.1 million at March 31, 2009, from $275.7 million at December 31, 2008. This reduction is attributed to the monthly payments on amortizing borrowings during the first three months of 2009. During the first quarter of 2009, management decided not to incur additional borrowings because of the FHLB full collateral delivery requirement to Royal Bank and the FHLB’s suspension its stock dividend.
Obligations Related to Equity Investments in Real Estate
The Company consolidated into its balance sheet $12.4 million of debt at March 31, 2009 and December 31, 2008, respectively, related to a real estate equity investment of which none is guaranteed by the Company. Due to the slow sales of units during January and February there was minimal change in the balance from year end.
Shareholders’ Equity
Consolidated shareholders’ equity increased $24.7 million, or 30.3%, to $106.3 million at March 31, 2009 from $81.6 million at December 31, 2008. On February 20, 2009, the Company received approximately $30.4 million via the issuance of preferred stock under the Troubled Assets Relief Program (“TARP”) Capital Purchase Plan (“CPP”) established by the U.S. Treasury. Other comprehensive loss declined $700,000 to $25.4 million at March 31, 2009 from $26.1 million at December 31, 2008. Refer to the “Capital Adequacy” section for more information on the TARP funds.
CAPITAL ADEQUACY
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At March 31, 2009, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.
(The balance of this page was left blank intentionally.)

The tables below provide a comparison of the Company, Royal Bank and Royal Asian’s risk-based capital ratios and leverage ratios for March 31, 2009 and December 31, 2008:

	As of March 31, 2009
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$163,095	15.35%	$84,997	8.00%	N/A	N/A
Royal Bank	126,087	13.11%	76,966	8.00%	$96,208	10.00%
Royal Asian	14,715	17.96%	6,556	8.00%	8,194	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$149,642	14.08%	$42,498	4.00%	N/A	N/A
Royal Bank	113,888	11.84%	38,483	4.00%	$57,725	6.00%
Royal Asian	13,689	16.71%	3,278	4.00%	4,917	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$149,642	12.40%	$36,211	3.00%	N/A	N/A
Royal Bank	113,888	10.27%	33,267	3.00%	$55,445	5.00%
Royal Asian	13,689	13.17%	3,118	3.00%	5,196	5.00%

	As of December 31, 2008
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$136,273	13.04%	$83,611	8.00%	N/A	N/A
Royal Bank	97,478	10.26%	76,007	8.00%	$95,008	10.00%
Royal Asian	14,739	18.65%	6,322	8.00%	7,903	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$123,013	11.77%	$41,806	4.00%	N/A	N/A
Royal Bank	85,406	8.99%	38,003	4.00%	$57,005	6.00%
Royal Asian	13,749	17.40%	3,161	4.00%	4,742	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$123,013	10.30%	$35,835	3.00%	N/A	N/A
Royal Bank	85,406	7.81%	32,819	3.00%	$54,698	5.00%
Royal Asian	13,749	13.97%	2,952	3.00%	4,921	5.00%
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

On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the United States Department of Treasury (“Treasury”), the Company entered into a Letter Agreement (the “Purchase Agreement”) with Treasury, pursuant to which the Company agreed to issue and sell 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share. In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock, for an aggregate purchase price of $30.4 million in cash. The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators. The warrant issued to the Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock. The Company’s intention is to utilize the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity.
LIQUIDITY & INTEREST RATE SENSITIVITY
Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash and investments less reserve requirements, the sum then divided by deposits and short-term liabilities. The ratio is generally maintained at a level equal to or greater than 20%.
The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, U.S. agencies, and to a lesser extent, federal funds sold. The overall liquidity position is monitored on a weekly basis.
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
(The balance of this page was left blank intentionally.)

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2009:

	Days		1 to 5	Over 5	Non-rate
(In millions)	0 - 90	91 - 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$32.3	$—	$—	$—	$9.1	$41.4
Federal funds sold	—	—	—	—	—	—
Investment securities:
Available for sale	77.4	125.9	143.2	68.7	(38.0)	377.2
Loans:
Fixed rate	7.3	41.6	177.3	38.6	—	264.8
Variable rate	298.8	104.7	39.1	—	(27.3)	415.3

Total loans	306.1	146.3	216.4	38.6	(27.3)	680.1
Other assets	—	41.4	—	—	112.9	154.3

Total Assets	$415.8	$313.6	$359.6	$107.3	$56.7	$1,253.0

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$53.4	$53.4
Interest bearing deposits	22.9	70.4	121.3	—	—	214.6
Certificate of deposits	49.5	246.6	244.0	4.0	—	544.1

Total deposits	72.4	317.0	365.3	4.0	53.4	812.1
Borrowings (1)	81.3	19.6	186.0	12.9	12.4	312.2
Other liabilities	—	—	—	—	22.4	22.4
Capital	—	—	—	—	106.3	106.3

Total liabilities & capital	$153.7	$336.6	$551.3	$16.9	$194.5	$1,253.0

Net interest rate GAP	$262.1	$(23.0)	$(191.7)	$90.4	$(137.8)

Cumulative interest rate GAP	$262.1	$239.1	$47.4	$137.8

GAP to total assets	27%	-2%

GAP to total equity	228%	-22%

Cumulative GAP to total assets	27%	19%

Cumulative GAP to total equity	228%	225%

(1)	The $12.4 million in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At March 31, 2009, floating rate loans with floors and without floors were $112.6 million and $303.0 million, respectively.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.
ITEM 4T — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, except as described below, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2008, that the Company’s disclosure controls and procedures were effective at March 31, 2009.
As described in Item 9A(T) in our annual report on Form 10-K for the year-ended December 31, 2008, management had identified a material weakness associated with internal controls related to the accounting for deferred income taxes. To remediate this weakness, the Company engaged a nationally recognized independent public accounting firm to review the Company’s accounting procedures related to deferred income taxes for December 31, 2008 and March 31, 2009. During 2009, the independent public accounting firm will continue to perform this review on a quarterly basis.
(b) Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As described under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. As previously discussed in the Company’s form 10-K for the year ended December 31, 2008, on March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena seeks certain documents and information relating to an ongoing investigation being conducted by the DOJ. Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are subjects of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Default Upon Senior Securities
None

Item 4. Submission of Matters to Vote Security Holders
On February 13, 2009, the Company’s shareholders approved amendments (“Articles Amendments”) to Article 4 of the Company’s articles of incorporation and Paragraph 4 of the Company’s additional articles of incorporation at a special meeting of shareholders to (i) increase the authorized shares of Class A common stock to 20 million from 18 million and (ii) authorize the issuance by the Company of up to 500,000 shares of preferred stock. The preferred stock may be issued by the Company’s board of directors in one or more series, from time to time, with each such series to consist of such number of shares and to have such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the board of directors. The Articles Amendments were approved by the board of directors on November 4, 2008, subject to shareholder approval, and were effective upon approval by the Company’s shareholders and the filing of the Articles Amendments with the Secretary of State of the Commonwealth of Pennsylvania on February 13, 2009.
The voting results to increase the authorized shares of Class A common stock to 20 million from 18 million are as follows:

	Total shares	% of voted
	voted	shares
For	23,803,216	96.690%
Against	812,342	3.300%
Abstain	2,499	0.010%
Broker non-vote	2,601,967
The voting results to authorize the issuance by the Company of up to 500,000 shares of preferred stock are as follows:

	Total shares	% of voted
	voted	shares
For	26,478,434	97.276%
Against	737,803	2.711%
Abstain	3,783	0.014%
Broker non-vote	4
Item 5. Other Information
None
Item 6. Exhibits
     (a)
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.ii to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R, Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 15, 2009.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 15, 2009.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 15, 2009.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 15, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)
Dated: May 15, 2009

/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial Officer