Form 10-Q
period 2009-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2009-08-14
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2009

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
Yes ☑      No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No. ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2009
$2.00 par value	10,847,117

Class B Common Stock	Outstanding at July 31, 2009
$0.10 par value	2,095,265

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Cash and due from banks	$14,161	$5,910
Interest bearing deposits	40,047	7,349
Federal funds sold	—	1,000

Total cash and cash equivalents	54,208	14,259

Investment securities available-for-sale (“AFS”) at fair value	414,545	350,302
Federal Home Loan Bank (“FHLB”) stock, at cost	10,952	10,952

Total investment securities and FHLB stock	425,497	361,254

Loans and leases held for sale	2,471	267

Loans and leases	716,167	700,722
Less allowance for loan and lease losses	28,374	28,908

Net loans and leases	687,793	671,814

Bank owned life insurance	30,709	30,016
Real estate owned via equity investment	18,798	18,927
Accrued interest receivable	13,455	13,580
Other real estate owned (“OREO”), net	29,310	10,346
Premises and equipment, net	6,733	6,926
Investment in real estate joint ventures	2,520	2,520
Other assets	49,151	45,677

Total assets	$1,320,645	$1,175,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$64,829	$50,886
Interest bearing	811,860	709,182

Total deposits	876,689	760,068

Short-term borrowings	22,000	22,000
Long-term borrowings	250,457	253,681
Subordinated debentures	25,774	25,774
Obligations related to real estate owned via equity investment	11,478	12,350
Accrued interest payable	10,455	6,102
Other liabilities	14,968	14,026

Total liabilities	1,211,821	1,094,001

Shareholders’ equity
Royal Bancshares of Pennsylvania equity:
Preferred stock, Series A 5% perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at June 30, 2009 and 0 shares at December 31, 2008	27,732	—
Common stock
Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,345,127 at June 30, 2009 and December 31, 2008	22,690	22,690
Class B, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,095,681 at June 30, 2009 and December 31, 2008	210	210
Additional paid in capital	125,949	123,425
Accumulated deficit	(52,518)	(33,561)
Accumulated other comprehensive loss	(10,646)	(26,106)
Treasury stock — at cost, shares of Class A, 498,488 at June 30, 2009 and December 31, 2008	(6,971)	(6,971)

Total Royal Bancshares shareholders’ equity	106,446	79,687

Noncontrolling interest	2,378	1,898

Total equity	108,824	81,585

Total liabilities and shareholders’ equity	$1,320,645	$1,175,586

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Interest income
Loans and leases, including fees	$11,204	$12,058	$22,549	$25,742
Investment securities held to maturity	—	1,041	—	2,337
Investment securities AFS:
Taxable interest	5,308	4,537	10,270	9,592
Tax exempt interest	—	18	19	37
Deposits in banks	58	37	86	51
Federal funds sold	—	11	—	15

Total Interest Income	16,570	17,702	32,924	37,774

Interest expense
Deposits	6,632	5,339	12,884	12,273
Short-term borrowings	42	—	84	—
Long-term borrowings	2,944	3,056	5,895	6,249
Obligations related to real estate owned via equity investments	63	57	103	103

Total Interest Expense	9,681	8,452	18,966	18,625

Net Interest Income	6,889	9,250	13,958	19,149

Provision for loan and lease losses	6,956	4,531	9,753	7,812

Net Interest (Loss) Income after Provision for Loan and Lease Losses	(67)	4,719	4,205	11,337

Other (loss) income
Service charges and fees	359	305	705	598
Income from bank owned life insurance	349	270	693	488
Income related to real estate owned via equity investments	681	938	867	1,625
Gains on sales of loans and leases	277	43	277	106
Gains on sales related to real estate joint ventures	—	1,092	—	1,092
Gain on sale of premises and equipment	—	1,991	—	1,991
Gains on sales of other real estate owned	74	292	37	352
Net losses on the sale of AFS investment securities	(74)	(30)	(288)	(80)
Other income	35	42	64	63

Other income, excluding other than temporary impairment losses	1,701	4,943	2,355	6,235

Total other than temporary impairment losses on investment securities	(12,668)	(2,491)	(16,906)	(2,491)
Portion of loss recognized in other comprehensive loss	7,563	—	7,563	—

Net impairment losses recognized in earnings	(5,105)	(2,491)	(9,343)	(2,491)

Total Other (Loss) Income	(3,404)	2,452	(6,988)	3,744

Other expenses
Employee salaries and benefits	3,063	3,225	6,179	6,616
OREO and loan collection expenses	1,200	125	1,482	158
Professional and legal fees	968	619	1,992	1,374
Occupancy and equipment	857	802	1,729	1,577
FDIC and state assessments	834	191	1,065	271
Pennsylvania shares tax	318	334	639	631
Expenses related to real estate owned via equity investments	221	249	384	425
Directors’ fees	146	163	345	330
Stock option (income) expense, net	(53)	172	58	344
Other operating expenses	765	1,161	1,671	1,919

Total Other Expenses	8,319	7,041	15,544	13,645

(Loss) Income Before Income Taxes (Benefit)	(11,790)	130	(18,327)	1,436

Income tax expense (benefit)	—	(185)	—	(69)

Net (Loss) Income	$(11,790)	$315	$(18,327)	$1,505

Less net income attributable to noncontrolling interest	$264	$163	$480	$310
Net (loss) income attributable to Royal Bancshares	$(12,054)	$152	$(18,807)	$1,195
Less Preferred stock Series A accumulated dividend and accretion	$484	$—	$699	$—
Net (loss) income available to common shareholders	$(12,538)	$152	$(19,506)	$1,195

Per common share data
Net income (loss) — basic	$(0.95)	$0.01	$(1.47)	$0.09

Net income (loss) — diluted	$(0.95)	$0.01	$(1.47)	$0.09

Cash dividends— Class A shares	$—	$0.150	$—	$0.300

Cash dividends— Class B shares	$—	$0.173	$—	$0.345

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Six months ended June 30, 2009
(unaudited)

								Accumulated
						Additional		other			Total
(In thousands,	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
except dividend per share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity

Balance January 1, 2009	$—	11,345	$22,690	2,096	$210	$123,425	$(33,561)	$(26,106)	$(6,971)	$1,898	$81,585
Comprehensive loss
Net loss							(18,807)			480	(18,327)
Net unrealized loss on AFS securities, net of tax ($1,972)								10,544		—	10,544
Non-credit loss portion of other-than temporary impairments, net of tax ($2,647)								4,916			4,916

Total comprehensive loss											$(2,867)

Dividends paid on preferred stock						(359)					(359)
Issuance of Series A perpetual preferred stock (30,407 shares) and warrants to purchase common stock (1,140,307 shares)	27,582					2,825					30,407
Accretion of discount on preferred stock	150						(150)				—
Stock option expense						58					58

Balance June 30, 2009	$27,732	11,345	$22,690	2,096	$210	$125,949	$(52,518)	$(10,646)	$(6,971)	$2,378	$108,824

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Six months ended June 30, 2008
(unaudited)

								Accumulated
	Preferred					Additional		other			Total
(In thousands,	stock	Class A common stock		Class B common stock		paid in	Retained	comprehensive	Treasury	Noncontrolling	Shareholders’
except dividend per share data)	Series A	Shares	Amount	Shares	Amount	capital	earnings	loss	stock	Interest	Equity

Balance January 1, 2008	$—	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)	$1,867	$148,234
Comprehensive loss
Net income							1,195			310	1,505
Other comprehensive loss, net of reclassification and taxes								(6,124)			(6,124)

Total comprehensive loss											$(4,619)

Cash dividends on common stock											—
(Class A $0.30; Class B $0.345)							(4,005)				(4,005)
Purchase of treasury stock						—	—		(946)		(946)
Stock options exercised		15	30			144	—				174
Stock option expense						344					344

Balance June 30, 2008	$—	11,344	$22,689	2,097	$210	$123,066	$5,717	$(7,706)	$(6,971)	$2,177	$139,182

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Six months ended June 30,

(In thousands)	2009	2008

Cash flows from operating activities:
Net (loss) income	$(18,327)	$1,505
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	458	492
Net income attributable to noncontrolling interests	(480)	(310)
Stock compensation expense	58	344
Provision for loan and lease losses	9,753	7,812
Net (accretion) amortization of discounts and premiums on loans, mortgage-backed securities and investments	(117)	375
Benefit for deferred income taxes	—	(2,672)
Gains on sales of other real estate	(37)	(352)
Gains on sales of real estate joint ventures	—	(1,092)
Prcoeeds from sales of loans and leases	3,065	1,486
Gains on sales of loans and leases	(277)	(106)
Net losses on sales of investment securities	288	80
Distribution from investments in real estate	(100)	(237)
Gain from sale of premises of real estate owned via equity investment	(502)	(1,197)
Gains on sales of premises and equipment	—	(1,991)
Income from bank owned life insurance	(693)	(488)
Impairment of available-for-sale investment securities	9,343	2,491
Changes in assets and liabilities:
Decrease in accrued interest receivable	50	1,552
(Increase) decrease in other assets	(8,582)	4,296
Increase (decrease) in accrued interest payable	4,353	(1,260)
Increase in other liabilities	2,085	1,467

Net cash provided by operating activities	338	12,195

Cash flows from investing activities:
Proceeds from call/maturities of held-to-maturity (HTM) investment securities	—	80,261
Proceeds from call/maturities of available-for-sale (AFS) investment securities	89,912	126,220
Proceeds from sales of AFS investment securities	42,442	—
Proceeds from sale of premises and equipment	—	2,015
Purchase of AFS investment securities	(186,002)	(67,612)
Redemption of Federal Home Loan Bank stock	—	1,800
Net increase in loans	(49,904)	(37,505)
Purchase of premises and equipment	(265)	(2,274)
Net proceeds from sale of premises of real estate owned via equity investments	1,918	4,477
Distribution from investments in real estate	100	237
Net decrease in real estate owned via equity investments	(1,416)	(3,280)
Proceeds from sales of foreclosed real estate	253	728
Purchase of life insurance	—	(5,000)

Net cash (used in) provided by investing activities	(102,962)	100,067

Cash flows from financing activities:
Increase (decrease) in non-interest bearing and interest bearing demand deposits and savings accounts	12,589	(27,980)
Increase (decrease) in certificates of deposit	104,032	(59,871)
Net decrease in short-term borrowings	—	(79,500)
Proceeds from long-term borrowings	—	65,000
Repayments of long-term borrowings	(3,224)	(1,113)
Repayment of mortgage debt of real estate owned via equity investments	(872)	(3,028)
Proceeds from issuance of preferred stock	30,407	—
Cash dividends	(359)	(4,005)
Purchase of treasury stock	—	(946)
Issuance of common stock under stock option plans	—	174

Net cash provided by (used in) financing activities	142,573	(111,269)
Net increase in cash and cash equivalents	39,949	993

Cash and cash equivalents at the beginning of the period	14,259	10,905

Cash and cash equivalents at the end of the period	$54,208	$11,898

Supplemental Disclosure
Taxes paid	$—	$—

Interest paid	$14,613	$19,885

Transfers to other real estate owned	$17,184	$74

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc’s wholly owned subsidiary, Royal Preferred, LLC, Royal Captive Insurance Company, Royal Asian Bank (effective July 17, 2006, prior thereto, a division of Royal Bank America) and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, and its four 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, Royal Bank America Leasing, LP, and RBA Capital, LP. During the first quarter of 2008, Royal Bank discontinued operations of RBA ABL Group, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (R). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.
1. Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.
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
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should be potentially recognized or disclosed in these financial statements. The evaluation was conducted through the filing date of this report, August 14, 2009.
2. Segment Information
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Segment Reporting,” established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing and RBA Capital (“Other” in the segment table below). The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that makes equity investments in real estate and had extended mezzanine loans to real estate projects. At June 30, 2009 and 2008, one such equity investment in real estate meets the requirements for consolidation under FIN 46 (R) based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting on a consolidated basis said investment as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to our partners. The VIE is included below in the Equity Investment category.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). The FASB issued SFAS No. 167 to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact the adoption of SFAS No. 167 will have on its consolidated financial statements.
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
Equity investments
In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of June 30, 2009, the Partnership also had $11.5 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company is not obligated to pay the senior debt.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had previously recognized $10.0 million in impairment ($8.5 million in 2007 and $1.5 million in 2008). There was no further impairment in the first two quarters of 2009. The Company’s investment in this entity is further discussed in “Note 13 Real Estate Owned via Equity Investment.”

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
The following table presents selected financial information for reportable business segments for the three and six month periods ended June 30, 2009 and 2008.

	Three months ended June 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,129,239	$108,336	$16,581	$66,489	$1,320,645

Total deposits	$876,689	$—	$—	$—	$876,689

Interest income	$12,929	$2,410	$—	$1,231	$16,570
Interest expense	8,154	934	63	530	9,681

Net interest income (loss)	$4,775	$1,476	$(63)	$701	$6,889
Provision for loan and lease losses	6,105	567	—	284	6,956
Total other (loss) income	(4,206)	120	568	114	(3,404)
Total other expenses	7,069	807	222	221	8,319
Income tax (benefit) expense	(322)	115	99	108	—

Net (loss) income	$(12,282)	$106	$184	$202	$(11,790)

Noncontrolling interest	$36	$42	$142	$44	$264

Net (loss) income attributable to Royal Bancshares	$(12,318)	$64	$42	$158	$(12,054)

	Three months ended June 30, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,002,278	$77,633	$24,225	$57,599	$1,161,735

Total deposits	$682,301	$—	$—	$—	$682,301

Interest income	$14,348	$1,957	$—	$1,397	$17,702
Interest expense	6,963	758	57	674	8,452

Net interest income (loss)	$7,385	$1,199	$(57)	$723	$9,250
Provision for loan and lease losses	4,157	22	—	352	4,531
Total other income	1,193	319	813	127	2,452
Total other expenses	5,645	613	249	534	7,041
Income tax (benefit) expense	(678)	328	177	(12)	(185)

Net (loss) income	$(546)	$555	$330	$(24)	$315

Noncontrolling interest	$—	$172	$—	$(9)	$163

Net (loss) income attributable to Royal Bancshares	$(546)	$383	$330	$(15)	$152

	Six months ended June 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,129,239	$108,336	$16,581	$66,489	$1,320,645

Total deposits	$876,689	$—	$—	$—	$876,689

Interest income	$25,564	$4,914	$—	$2,446	$32,924
Interest expense	15,947	1,862	103	1,054	18,966

Net interest income (loss)	$9,617	$3,052	$(103)	$1,392	$13,958
Provision for loan and lease losses	8,636	636	—	481	9,753
Total other (loss) income	(8,043)	146	698	211	(6,988)
Total other expenses	13,079	1,568	384	513	15,544
Income tax (benefit) expense	(669)	383	74	213	—

Net (loss) income	$(19,471)	$611	$137	$396	$(18,327)

Noncontrolling interest	$37	$245	$105	$93	$480

Net (loss) income attributable to Royal Bancshares	$(19,508)	$367	$32	$303	$(18,807)

	Six months ended June 30, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,002,278	$77,633	$24,225	$57,599	$1,161,735

Total deposits	$682,301	$—	$—	$—	$682,301

Interest income	$31,277	$3,696	$—	$2,801	$37,774
Interest expense	15,403	1,665	103	1,454	18,625

Net interest income (loss)	$15,874	$2,031	$(103)	$1,347	$19,149
Provision for loan and lease losses	6,765	22	—	1,025	7,812
Total other income	1,656	401	1,388	299	3,744
Total other expenses	11,294	929	425	997	13,645
Income tax (benefit) expense	(782)	543	301	(131)	(69)

Net income (loss)	$253	$938	$559	$(245)	$1,505

Noncontrolling interest	$82	$325	$—	$(97)	$310

Net income (loss) attributable to Royal Bancshares	$171	$613	$559	$(148)	$1,195

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $934,000 and $758,000 for the three month periods ended June 30, 2009 and 2008, respectively and $1.9 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.
Interest income earned by the Community Banking segment related to the Other Segment was approximately $530,000 and $674,000 for the three month periods ended June 30, 2009 and 2008, respectively and $1.1 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.
3. Per Share Information
The Company follows the provisions of SFAS No. 128, “Earnings Per Share.” The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and six months ended June 30, 2009 657,978 and 788,237 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2009. At June 30, 2008, 340,671 stock options were anti-dilutive and were not included in the calculation of diluted earnings per share because the exercise price exceeded the average market price. All share and per share information has been restated to reflect stock dividends paid in prior periods. Basic and diluted EPS are calculated as follows:

	Three months ended June 30, 2009
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(12,538)	13,257	$(0.95)

	Three months ended June 30, 2008
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$152	13,319	$0.01
Effect of dilutive securities:
Stock options	—	6	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$152	13,325	$0.01

	Six months ended June 30, 2009
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(19,506)	13,257	$(1.47)

	Six months ended June 30, 2008
	Income	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic EPS
Income available to common shareholders	$1,195	13,331	$0.09
Effect of dilutive securities:
Stock options	—	9	—

Diluted EPS
Income available to common shareholders plus assumed exercise of options	$1,195	13,340	$0.09

See “Note 10 Stock Option Plans” for a discussion on the Company’s stock option and restricted stock plan.

4. Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires the reporting of other comprehensive income, which includes net income (loss) as well as certain other items, including unrealized gains and losses on available for sale securities (“AFS”), which results in changes to equity during the period.

	Six months ended June 30, 2009
	Before tax	Tax benefit	Net of tax
(In thousands)	amount	(expense)	amount

Unrealized gains on investment securities:
Unrealized holding gains arising during period	$10,946	$3,831	$7,115
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(2,076)	2,076
Less adjustment for impaired debt, preferred and common stock securities	(9,343)	(3,270)	(6,073)
Less reclassification adjustment for net losses realized in net loss	(288)	(101)	(187)

Unrealized gains on investment securities	$20,577	$5,126	$15,451
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(14)	(5)	(9)

Other comprehensive income, net	$20,591	$5,131	$15,460

	Six months ended June 30, 2008
	Before tax	Tax benefit	Net of tax
(In thousands)	amount	(expense)	amount

Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(12,050)	$(4,218)	$(7,832)
Less adjustment for impaired preferred and stock securities	(2,491)	(873)	(1,618)
Less reclassification adjustment for losses realized in net income	(80)	(28)	(52)

Unrealized losses on investment securities	$(9,479)	$(3,317)	$(6,162)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(58)	(20)	(38)

Other comprehensive loss, net	$(9,421)	$(3,297)	$(6,124)

(The balance of this page was left blank intentionally.)

5. Investment Securities:
The carrying value and fair value of investment securities at June 30, 2009 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value

Investment securities available-for-sale
Mortgage-backed securities-residential	$81,353	$839	$(383)	$81,809
U.S. government agencies	1,325	3	(1)	1,327
Preferred stocks	2,883	73	(660)	2,296
Common stocks	15,242	743	(2,321)	13,664
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	2,389	(484)	190,099
Non-agency	36,365	34	(3,867)	32,532
Collateralized debt obligations	35,000	—	(3,727)	31,273
Corporate bonds	25,000	271	(3,318)	21,953
Trust preferred securities	34,383	789	(3,751)	31,421
Other securities	8,257	30	(116)	8,171

Total available for sale	$428,002	$5,171	$(18,628)	$414,545

The carrying value and fair value of investment securities at December 31, 2008 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value

Investment securities available-for-sale
Mortgage-backed securities-residential	$53,871	$1,190	$—	$55,061
U.S. government agencies	48,109	82	—	48,191
Preferred stocks	4,000	—	(1,703)	2,297
Common stocks	19,907	8	(7,208)	12,707
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	77,848	1,649	(72)	79,425
Non-agency	43,711	—	(6,221)	37,490
Collateralized debt obligations	35,000	—	(8,840)	26,160
Corporate bonds	57,445	641	(6,748)	51,338
Trust preferred securities	36,316	606	(6,778)	30,144
Other securities	7,631	54	(196)	7,489

Total available for sale	$383,838	$4,230	$(37,766)	$350,302

The amortized cost and fair value of investment securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2009
	Amortized	Fair
(In thousands)	cost	value

Within 1 year	$35,999	$32,273
After 1 but within 5 years	25,326	22,280
After 5 but within 10 years	—	—
After 10 years	34,383	31,421
Mortgage-backed securities-residential	81,353	81,809
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	188,194	190,099
Non-agency	36,365	32,532

Total available for sale debt securities	401,620	390,414

No contractual maturity	26,382	24,131

Total available for sale securities	$428,002	$414,545

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost. All investment securities are evaluated for OTTI under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. The non-agency collateralized mortgage obligations that are rated below AA are evaluated under Emerging Issues Task Force (“EITF”) issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, and FSP No. EITF 99-20-1 “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20”. In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.
Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124, “Recognition and Presentation of Other-Than-Temporary Impairments”. Under the new FSP which applies to existing and new debt securities, OTTI is considered to have occurred (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit related loss and the loss related to other factors. The credit related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income. As a result of the adoption of the new FSP a $3.7 million credit-related impairment loss was recognized in earnings and a $7.6 million noncredit-related impairment was recognized in other comprehensive income for trust preferred securities, corporate bonds, and two collateralized mortgage obligations (“CMOs”). Under the new FSP, if applicable, noncredit-related OTTI recognized in earnings previous to April 1, 2009 would be reclassified from retained earnings to accumulated OCI as a cumulative effect transition adjustment. The Company did not record a cumulative effect adjustment as of April 1, 2009 because prior OTTI recorded in earnings was all credit related.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Non-agency collateralized mortgage obligations	$459	$—	$459	$—
Corporate bonds	1,353	—	1,353	—
Trust preferred securities	1,865	—	1,865	—
Common stocks	1,213	—	4,334	—
Preferred stocks	—	2,491	1,117	2,491
Other securities	215	—	215	—

	$5,105	$2,491	$9,343	$2,491

The following table presents a roll-forward of the balance of credit related impairment losses on debt securities held at June 30, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Three	Six
Periods ended June 30, 2009	months	months
(In thousands)	2009	2009
Balance at beginning of period	$—	$—
Credit related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	3,677	3,677

Balance at end of period	$3,677	$3,677

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Investment securities available for sale
Mortgage-backed securities-residential	$35,575	$(383)	$—	$—	$35,575	$(383)
U.S. government agencies	699	(1)	—	—	699	(1)
Preferred stocks	—	—	1,840	(660)	1,840	(660)
Common stocks	5,516	(1,702)	1,645	(619)	7,161	(2,321)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	48,250	(484)	—	—	48,250	(484)
Non-agency	8,745	(309)	22,023	(3,558)	30,768	(3,867)
Collateralized debt obligations	—	—	31,273	(3,727)	31,273	(3,727)
Corporate bonds	873	(1)	14,115	(3,317)	14,988	(3,318)
Trust preferred securities	13,455	(1,979)	7,585	(1,772)	21,040	(3,751)
Other securities	1,148	(116)	—	—	1,148	(116)

Total available for sale	$114,261	$(4,975)	$78,481	$(13,653)	$192,742	$(18,628)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Investment securities available for sale
Mortgage-backed securities-residential	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Preferred stocks	1,940	(560)	357	(1,143)	2,297	(1,703)
Common stocks	12,657	(7,208)	—	—	12,657	(7,208)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	5,228	(72)	—	—	5,228	(72)
Non-agency	25,483	(5,328)	12,008	(893)	37,491	(6,221)
Collateralized debt obligations	20,353	(4,647)	5,807	(4,193)	26,160	(8,840)
Corporate bonds	23,794	(5,902)	8,643	(846)	32,437	(6,748)
Trust preferred securities	22,818	(6,484)	1,720	(294)	24,538	(6,778)
Other securities	1,470	(196)	—	—	1,470	(196)

Total available for sale	$113,743	$(30,397)	$28,535	$(7,369)	$142,278	$(37,766)

The AFS portfolio had gross unrealized losses of $18.6 million at June 30, 2009, which declined from gross unrealized losses of $37.8 million at December 31, 2008. The improvement in gross unrealized losses is related to $9.3 million in impairment charges recorded in earnings for the six months ended June 30, 2009 as described below and to the overall improvement in the fair values of the securities in the Company’s investment portfolio. The gross unrealized losses are primarily related to the turbulent credit and financial markets coupled with the current economic environment but have improved during the past quarter as markets have exhibited more stability. In determining the Company’s ability and intent to hold a security until a recovery in fair value, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.
Preferred stocks:
As of June 30, 2009, the Company had two preferred stock holdings of financial institutions with a total fair value of $2.3 million and unrealized losses of $660,000, or 23% of their aggregate cost. The Company recorded an OTTI charge to earnings on one of the preferred stocks in the first quarter of 2009 for $1.1 million. For the other preferred stock, management evaluated analysts near term earnings estimates and recent stock price recovery in relation to the severity and duration of the unrealized loss. While the stock is rated below investment grade, the stock price has seen a 70% price recovery since the first quarter of 2009. Management believes that the decline in fair value of the other preferred stock was not a result of the financial condition and near term projections of the issuer but rather reflected increased investor concerns about recent losses in the financial services industry related to subprime lending, a recent acquisition, and other credit related factors. Because the Company does not intend to sell this stock before recovery of its cost basis and will not more likely than not be required to sell the stock before recovery of their cost basis, it does not consider the impairment to be other-than-temporary at June 30, 2009.
Common stocks:
As of June 30, 2009, the Company had 276 large cap, small cap and mid-cap common stocks in six separate accounts managed exclusively for the benefit of the Company by an investment management company and nine common stocks of financial institutions. The total fair value was $13.7 million and unrealized losses were $2.3 million, or 15% of their aggregate cost. On six of the small bank stocks, the Company recorded an OTTI charge to earnings of $543,000 during the second quarter of 2009. Management had concluded that due to the continued loss severity of 61% for more than twelve months and the financial outlook for these banks, OTTI had occurred. Within the managed portfolio at June 30, 2009 there were 276 common stocks of which 148 stocks were in an unrealized loss position of $2.3 million, or 16% of their aggregate cost. After analyzing the common stocks’ loss severities, duration of unrealized losses, analyst year-end price projections, recent significant price recoveries subsequent to quarter end, and any unusual situation pertaining to specific stock, such as significant changes in the dividend, industry trend or critical negative factor, management determined that 17 of the common stocks were OTTI. Consequently the Company recorded an impairment charge to earnings of $670,000 in the second quarter of 2009 due mainly to the additional time the 17 common stocks were in a loss position. The loss severities ranged from 31.2% to 73.4% and the unrealized loss duration was six to 19 months. The Company also recorded an impairment charge to earnings of $3.1 million in the first quarter of 2009 related to 81 of these common stocks. For the second quarter of 2009, the total impairment charge recorded in earnings related to all common stocks was $1.2 million.
For the common stocks for which OTTI was not recognized, there were 116 common stocks that were in a $1.7 million unrealized loss position for less than twelve months and 32 common stocks that were in a $619,000 unrealized loss position for more than twelve months. The loss severity ranged from 1%-49% for one month to 19 months. Management used the same criteria mentioned in the paragraph above for determining OTTI. Because the Company does not intend to sell these stocks before recovery of their cost basis and will not more likely than not be required to sell the stocks before recovery of their cost basis, it does not consider the impairment to be other-than-temporary on these 148 common stocks.
For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which is described below.
Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises:
As of June 30, 2009, the Company had nine mortgage-backed securities with a fair value of $35.6 million and gross unrealized losses of $383,000, or 1% of their aggregate cost. All of the mortgage-backed securities had been in an unrealized loss position for two months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2009.
U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):
As of June 30, 2009, the Company had ten Agency CMOs with a fair value of $48.2 million and gross unrealized losses of $484,000, or 1% of their aggregate cost. All of the Agency CMOs had been in an unrealized loss position for less than six months. Consistent with the mortgage-backed securities mentioned previously the unrealized loss is attributable to relative changes in interest rates since the time of purchase and not changes in credit quality. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than- temporarily impaired at June 30, 2009.
Non-agency collateralized mortgage obligations (“Non-agency CMOs”):
As of June 30, 2009, the Company had twelve non-agency CMOs with a fair value of $30.8 million and gross unrealized losses of $3.9 million, or 11% of their aggregate cost. Four bonds accounted for $3.4 million, or 84% of the gross unrealized loss. Six of the non-agency CMO bonds were in an unrealized loss position for more than twelve months but for five of them the fair value was approximately equal to the amortized cost basis. The other six bonds were in an unrealized loss position for less than twelve months. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bonds by considering numerous factors including credit default rates, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. Two of the four bonds are rated AAA, the third bond is rated A, and the fourth bond is not rated. Management utilized discounted cash flow analysis as required under FAS 115-2 to determine the credit component of the unrealized loss for the four bonds. As a result, management concluded that two of the four bonds were OTTI. Because the Company does not intend to sell these two bonds before recovery of their cost basis and will not more likely than not be required to sell these two bonds before recovery of their cost basis only the credit-related loss was recognized in earnings. The resulting credit loss was $459,000 at June 30, 2009 and the remaining noncredit-related loss of $2.2 million was recognized in other comprehensive income. Management expects to fully collect the amortized cost basis of the remaining ten bonds. In addition, the Company does not intend to sell the remaining non-agency CMOs and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Therefore, the Company does not consider the remaining ten bonds to be other-than—temporarily impaired as of June 30, 2009. The total gross unrealized loss of $3.9 million recognized in comprehensive income is comprised of the $2.2 million in noncredit-related losses on the two bonds deemed OTTI and $1.7 million in unrealized losses on the ten bonds not considered OTTI.

Collateralized debt obligations (“CDOs”): As of June 30, 2009, the Company had three CDOs with a fair value of $31.3 million and gross unrealized losses of $3.7 million, or 11% of the aggregate cost. Gross unrealized losses of $3.7 million for this investment category have occurred for more than twelve months but have experienced a 20% improvement in valuation during the past six months. The unrealized losses for the Company’s CDO investments relate to the credit default risk of the pool of diversified companies within each of three collateralized debt obligations. The decline reflects the uncertainty associated with the current economic recession and the potential for increased company bankruptcies that could potentially result in losses within these investments. Given the illiquid market for these synthetic CDOs there was no market pricing available for determining fair value. The Company did receive third party pricing that incorporated the copula model, corporate spreads in the marketplace and the timing of the maturity of these investments in arriving at “indicative pricing.” Based upon the range of the bid and ask price for actual sales, albeit limited, of similarly structured CDOs during the past three quarters, management concluded that the indicative pricing represented a reasonable approach in arriving at fair value for these investments. The analysis did not look at indicators of defaults but instead it analyzed what would happen to the principal if actual defaults occurred (see paragraph below for further information). Two of the CDOs have an aggregate amortized cost of $10 million and mature in December of 2009. These two CDOs have a diversified pool of approximately 100 companies that experienced additional defaults during the first and second quarter of 2009. Based upon the number of defaults occurring to date and the maturity dates of these CDOs, the Company expects full payment of principal at maturity. The third CDO, which has an amortized cost of $25.0 million, has a diversified pool of almost 100 companies. This CDO also experienced additional defaults during the first two quarters of 2009 and matures in June of 2010. Based upon the defaults to date, the lack of significant debt maturities scheduled between now and maturity in 2010 and the reduced potential for additional defaults due to the CDO’s maturity date, management expects to receive full payment of principal at maturity. Because the Company does not intend to sell the CDOs and it is not more likely than not that the Company will be required to sell the investments prior to maturity, the Company does not consider these investments to be other-than—temporarily impaired as of June 30, 2009.
As of June 30, 2009, the two CDOs that mature in December 2009 had absorbed six credit events with an average recovery rate of 49%. Based on the current subordination, these two CDOs can sustain, under a worst-case scenario with 0% recovery and the heavily-weighted credits defaulting, a total of two to three additional credit events before the tranche experiences its first dollar of loss. With the same 0% recovery assumption, but the lesser-weighted entities subject to credit events, the tranche can sustain eight to nine additional defaults before experiencing its first loss. At a 40% recovery rate, principal impairment would require an additional four to five heavily-weighted or an additional eleven to fifteen lesser weighted entities to default in the portfolio. As of June 30, 2009, the CDO which matures in 2010 has absorbed 13 credit events with an average recovery rate of 33%. Based on the current subordination, this CDO can sustain, under a worst-case 0% recovery scenario, an additional twelve defaults before experiencing its first dollar of loss. At a 40% recovery rate, principal erosion will not occur until the 20th default in the reference portfolio. Management also engaged two independent third parties to review the CDOs as noted below to validate the fair values received and determine potential impairment.
In addition to receiving indicative pricing for the CDOs as previously noted, management received valuation updates from two separate organizations to determine potential impairment. One independent third party analysis was provided by a specialized rating agency that issues credit reports on high yield corporate bonds. The analysis prepared by the specialized rating agency compared their assigned ratings (default risk ranking) that utilized a numerical rating system from one through eight with both a two year and a five year outlook to Moody’s and S & P’s ratings for the individual companies within the $25.0 million CDO pool. The two year ranking was more relevant considering that the CDO matures in June of 2010. Based upon the individual ratings, which considered cash flow when available, of approximately 100 diversified companies within the CDO, they concluded that the expected credit defaults would result in a return of 100% of the principal invested. Another third party independent analysis provided by an investment advisor on all three CDOs approached the potential for future credit defaults using various credit ratings of three agencies (Moody’s, S & P and Fitch) in conjunction with Value Line, a highly regarded independent investment research firm. The volatility of financial markets has impacted the fair value of these investments; however, the volatility of the insurance markets has had no impact since the credit enhancement for these CDOs are tied to the originator, which is a well capitalized bank in Canada, rather than an insurance company like many other CDOs. Based on management’s analysis and the third party reviews, management concluded that OTTI had not occurred for the CDOs.

Corporate bonds: As of June 30, 2009, the Company had nine corporate bonds with a fair value of $15.0 million and gross unrealized losses of $3.3 million, or 18% of their aggregate cost. Five of the corporate bonds had been in an unrealized loss position for twelve months or longer and represent substantially all of the impairment. The Company’s unrealized losses in investments in corporate bonds represent credit risk of the underlying issuers, which are primarily financial institutions and insurance companies. Three of the corporate bonds are rated below investment grade. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments. Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component as required under FAS 115-2 to determine the credit risk component of the five corporate bonds within this category. Based on these analyses, the three bonds that are below investment grade were deemed to be OTTI. At June 30, 2009 only the credit-related loss was recognized in earnings because the Company does not intend to sell these corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity. The resulting credit-related loss was $1.3 million and the remaining noncredit-related loss of $2.5 million was recognized in other comprehensive income at June 30, 2009. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the remaining six bonds to be other-than—temporarily impaired as of June 30, 2009. The total gross unrealized loss of $3.3 million recognized in comprehensive income is comprised of the $2.8 million in noncredit-related losses on the three bonds deemed OTTI and $825,000 in unrealized losses on the two bonds not considered OTTI.
Trust preferred securities: At June 30, 2009, the Company had eleven trust preferred securities issued by eight individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry. The valuations of trust preferred securities were based upon the fair market values of active trades for four of the securities and FAS 157-4 using cash flow analysis for the remaining seven securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. As of June 30, 2009, the Company has seven trust preferred securities with a fair value of $21.0 million and gross unrealized losses of $3.8 million, or 15% of their aggregate cost. Four of the trust preferred securities have been in an unrealized loss position for twelve months or longer. Six of the securities are below investment grade and one security is not rated. The unrealized losses in investments in trust preferred securities of the Company reflect the credit concerns related to the financial institutions that issued these long term financial obligations. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in lower values for all trust preferred securities. Management then applied a discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component of the unrealized loss as required by FAS 115-2. As a result, management concluded that five of the trust preferred securities were OTTI. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the credit-related loss was recognized in earnings. The resulting credit-related loss was $1.9 million at June 30, 2009 and the remaining noncredit-related loss of $3.3 million was recognized in other comprehensive income. Because the Company does not intend to sell the trust preferred securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the remaining two securities to be other-than—temporarily impaired as of June 30, 2009. The total gross unrealized loss of $3.8 million recognized in comprehensive income is comprised of the $2.9 million in noncredit-related losses on the five securities deemed OTTI and $831,000 in unrealized losses on the two securities not considered OTTI.

Other securities: As of June 30, 2009, the Company had eight investments in real estate and SBA funds. One of the private equity real estate funds has a fair value of $1.1 million and an unrealized loss of $116,000, or 9% of the cost basis. It has been in an unrealized loss position for six months. Management reviewed the fund’s financials and asset values, its near-term projections, spoke with the fund managers, and considered any unusual situation pertaining to a specific fund, such as significant changes in the dividend, industry trend or critical negative factor. Because the Company does not intend to sell the private equity fund and it is not more likely than not that the Company will be required to sell the private equity fund before recovery of its amortized cost basis, it does not consider the impairment to be other-than-temporary. During the second quarter of 2009, the Company took an impairment charge of $215,000 on a private equity global commercial real estate investment fund. The decline in value reflects the current worldwide recession in general and the specific reduction in values of commercial real estate globally. After reviewing the fund’s financials and asset values, its near-term projections, and speaking with the fund managers, the Company does not anticipate recovery to the original cost basis. Therefore the Company concluded that OTTI had occurred and recorded a charge to earnings equal to the unrealized loss of $215,000.
The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
6. Federal Home Loan Bank stock
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of June 30, 2009 and December 31, 2008, FHLB stock totaled $11.0 million.
In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB. On June 12, 2009, the FHLB filed its 10-Q for the three months ended March 31, 2009. For the first quarter of 2009, the FHLB had a net loss of $23.6 million, a $293.0 million reduction in capital, and $8.9 million in manditorily redeemable preferred stock. The FHLB was in compliance with its risk-based, total and leverage capital requirements at March 31, 2009. The FHLB is also updating its capital restoration plan. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered. Accordingly, there is no impairment related to the carrying amount of the Company’s FHLB stock as of June 30, 2009. Further deterioration of the FHLB’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired.
(The balance of this page was left blank intentionally.)

7. Loans and Leases

	June 30,	December 31,
(In thousands)	2009	2008

Commercial and industrial	$87,101	$86,278
Construction	168,175	167,204
Land Development	69,735	74,168
Construction and land development — mezzanine	2,458	2,421
Single family residential	36,526	27,480
Real Estate — non-residential	221,769	234,573
Real Estate — non-residential-mezzanine	2,979	4,111
Real Estate — multi-family	13,967	14,059
Real Estate -1-4 family — mezzanine	—	335
Tax certificates	81,088	64,168
Leases	32,226	26,123
Other	1,306	1,243

Total gross loans	$717,330	$702,163
Deferred fees, net	(1,163)	(1,441)

Total loans and leases	$716,167	$700,722

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
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.
The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(In thousands)	2009	2008

Impaired loans with a valuation allowance	$53,514	$69,350
Impaired loans without a valuation allowance	32,089	16,480

Total impaired loans	$85,603	$85,830

Valuation allowance related to impaired loans	$9,055	$12,882
Non-accrual and impaired loans were $85.6 million at June 30, 2009, compared to $85.8 million at December 31, 2008, a slight decrease of $227,000. The $227,000 decline was the result of $21.3 million in loans becoming current and placed back on accrual and loan payoffs, $17.2 million transferred to other real estate owned, and $10.3 million in charge-offs which collectively were offset by $48.6 million in additions. If interest had been accrued, such income would have been approximately $1.2 million and $2.7 million for the three and six months ended June 30, 2009. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter. The $3.8 million decline in the valuation allowance was primarily related to one loan that was transferred to other real estate owned (“OREO”) during the second quarter of 2009. The valuation allowance of $2.9 million for that loan was charged to the allowance for loan and lease losses at the time of transfer to OREO.
Total cash collected on impaired loans during the six months ended June 30, 2009 and June 30, 2008 was $12.6 million and $2.6 million respectively, of which $11.1 million and $2.6 million was credited to the principal balance outstanding on such loans, respectively.
The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company ceased new mezzanine lending in 2007. The Company defines a mezzanine loan as a financing that bridges the gap between private equity investment and the traditional bank loan. Generally, it is a secured junior mortgage lien along with a pledge of ownership interest in a project. In substantially all mezzanine loans, a personal guarantee of the principal individual is obtained. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at June 30, 2009. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.
8. Allowance for Loan and Lease Losses:
Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Balance at beginning period	$27,269	$21,961	$28,908	$19,282

Charge-offs by loan type
Commercial and industrial	(239)	—	(254)	(568)
Construction and land development	(4,357)	—	(4,357)	—
Construction and land development — mezzanine	(298)	—	(298)	—
Single family residential	(153)	—	(153)	(34)
Real Estate — non-residential	(665)	—	(3,834)	—
Real estate — non-residential real estate — mezzanine	—	—	(1,132)	—
Leases	(157)	(241)	(310)	(241)
Tax certificates	—	(22)	—	(22)

Total charge-offs	(5,869)	(263)	(10,338)	(865)

Recoveries by loan type
Commercial and industrial	1	50	3	50
Single family residential	2	3	33	3
Leases	15	—	15	—

Total recoveries	18	53	51	53

Net charge offs	(5,851)	(210)	(10,287)	(812)

Provision for loan and lease losses	6,956	4,531	9,753	7,812

Balance at the end of period	$28,374	$26,282	$28,374	$26,282

There were $5.9 million and $4.5 million of loan and lease charge-offs during the first and second quarters of 2009, respectively. These charge-offs were primarily attributed to construction, non-residential real estate, and non-

residential real estate mezzanine loans that primarily became non-performing in 2008. Of the $10.3 million in charge-offs for the six months ended June 30, 2009, $4.7 million were charge-offs taken before transferring the collateral to OREO.
9. Pension Plan
The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.
Net periodic defined benefit pension expense for the three and six month periods ended June 30, 2009 and 2008 included the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Service cost	$126	$118	$252	$236
Interest cost	141	132	282	264
Amortization of prior service cost	23	23	45	46
Amortization of actuarial loss	7	6	14	12

Net periodic benefit cost	$297	$279	$593	$558

10. Stock Option Plans
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
The following table presents the activity related to the Directors’ Plan for the six months ended June 30, 2009.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)

Options outstanding at December 31, 2008	95,950	$18.82	4.4	$—
Exercised	—	—
Forfeited	(1,575)	21.78
Expired	(4,178)	10.57

Options outstanding at June 30, 2009	90,197	$19.15	4.1	$—

Options exercisable at June 30, 2009	90,197	$19.15	4.1	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock.

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
The following table presents the activity related to the Employee Plan for the six months ended June 30, 2009.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)

Options outstanding at December 31, 2008	685,873	$19.72	3.4
Granted	—	—
Exercised	—	—
Forfeited	(252,790)	19.43
Expired	(20,381)	16.28

Options outstanding at June 30, 2009	412,702	$20.08	4.6	$—

Options exercisable at June 30, 2009	366,654	$19.86	4.4	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock.
Long-Term Incentive Plan
Under the 2007 Long-Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of June 30, 2009, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period. As of June 30, 2009, the Company had 9,056 unvested shares of restricted stock.

The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the six months ended June 30, 2009.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)

Options outstanding at December 31, 2008	161,901	$10.89	8.4
Granted	—	—
Exercised	—	—
Forfeited	(22,249)	15.49
Expired	(487)	20.08

Options outstanding at June 30, 2009	139,165	$10.13	8.5	$—

Options exercisable at June 30, 2009	27,853	$20.08	7.6	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock.
For all Company plans as of June 30, 2009, there were 166,416 nonvested stock options and nonvested performance-based restricted stock and unrecognized compensation cost of $491,000 which will be expensed within four years.
11. Interest Rate Swaps
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
The Company had utilized interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts represent a series of interest flows exchanged over a prescribed period. Each quarter the Company used the Volatility Reduction Measure (“VRM”) to determine the effectiveness of their fair value hedges. The Company did not have any interest rate swaps agreements as of June 30, 2009 and December 31, 2008.
12. Fair Value Measurements
Under SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When available, Management uses quoted market prices to determine fair value. If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates. If observable market-based inputs are not available, the Company uses unobservable inputs to determine appropriate valuation adjustments using discounted cash flow methodologies.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability has significantly declined. FSP FAS 157-4 also offers guidance on identifying circumstances when a transaction is not orderly. FSP FAS 157-4 became effective for interim and annual reporting periods ending after June 15, 2009, and was applied prospectively.
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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Includes debt securities with quoted prices that are traded less frequently then exchange-traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
Items Measured on a Recurring Basis
The Company’s available for sale investment securities are recorded at fair value on a recurring basis.
Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges. Level 1 securities include the Company’s preferred and common stocks and four trust preferreds securities which are actively traded.
Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The prices were obtained from third party vendors. This category generally includes obligations of U.S. government-sponsored agencies, mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs and corporate bonds.
The Company engaged third parties to assist in valuing Level 3 securities which include seven trust preferred securities and three collateralized debt obligations (“CDOs”). The fair value for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. The CDO valuations were determined using a copula method, which is a type of market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool, corporate bond spreads, and the timing of the maturity of the CDOs to arrive at indicative pricing. The analysis did not look at indicators of defaults but instead it analyzed what would happen to the principal if actual defaults occurred. The analysis included 0% and 40% recovery rates. In addition, management used two independent third parties to validate the fair values received.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Balances as of June 30, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$81,809	$—	$81,809
U.S. government agencies	—	1,327	—	1,327
Preferred stocks	2,296	—	—	2,296
Common stocks	13,664	—	—	13,664
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	190,099	—	190,099
Non-agency	—	32,532	—	32,532
Collateralized debt obligations	—	—	31,273	31,273
Corporate bonds	—	21,953	—	21,953
Trust preferred securities	10,666	—	20,755	31,421
Other securities	—	—	8,171	8,171

Total available for sale	$26,626	$327,720	$60,199	$414,545

Balances as of December 31, 2008	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$55,061	$—	$55,061
U.S. government agencies	48,191	—	—	48,191
Preferred stocks	—	—	2,297	2,297
Common stocks	540	—	12,167	12,707
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	79,425	—	79,425
Non-agency	—	37,490	—	37,490
Collateralized debt obligations	—	—	26,160	26,160
Corporate bonds	—	51,338	—	51,338
Trust preferred securities	—	—	30,144	30,144
Other securities	—	—	7,489	7,489

Total available for sale	$48,731	$223,314	$78,257	$350,302

(The balance of this page was left blank intentionally.)

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Investment Securities
Available for Sale
(In thousands)

Beginning Balance December 31, 2008	$78,257
Total gains/(losses) — (realized/unrealized):
Included in earnings	(1,222)
Included in other comprehensive loss	5,983
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	(22,819)

Ending balance June 30, 2009	$60,199

During 2009, the Company transferred out of Level 3 and into Level 1 four trust preferred securities that are actively traded and for which quoted prices are available. In addition, the Company also transferred from Level 3 to Level 1 the individual stocks from the six accounts that are managed exclusively for the Company by an investment management company.
Items Measured on a Nonrecurring Basis
Non-accrual loans are evaluated for impairment on an individual basis under SFAS No. 114. The impairment analysis includes current collateral values, known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending. When the collateral value or discounted cash flows less costs to sell is less than the carrying value of the loan a specific reserve (valuation allowance) is established. Loans held for sale are carried at the lower of cost or fair value. In the second quarter the Company transferred one impaired participation loan to loans and leases held for sale. During the second quarter of 2009, the lead bank negotiated the sale of the loan which is schedule to close in the third quarter. Other real estate owned (“OREO”) is carried at the lower of cost or fair value. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Balances as of June 30, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Impaired loans	$—	$—	$44,459	$44,459
Other real estate owned	—	—	29,310	29,310
Loans and leases held for sale	—	—	2,471	2,471

Balances as of December 31, 2008	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Impaired loans	$—	$—	$56,468	$56,468
Other real estate owned	—	—	10,346	10,346
Loans and leases held for sale	—	—	267	267
Effective June 30, 2009, the Company adopted FASB FSP No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No, 28-1”). FSP No. 107-1 and APB No. 28-1 require interim and annual disclosures made by publicly traded companies to include the fair value of its financial instruments, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

	At June 30, 2009		At December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value

Financial Assets:
Cash and cash equivalents	$54,208	$54,208	$14,259	$14,259
Investment securities available for sale	414,545	414,545	350,302	350,302
Federal Home Loan Bank stock	10,952	10,952	10,952	10,952
Loans, net	687,793	687,645	671,814	672,449
Accrued interest receivable	13,455	13,455	13,580	13,580

Financial Liabilities:
Demand deposits	64,829	64,829	50,886	50,886
NOW and money markets	192,895	192,895	193,869	193,869
Savings	14,791	14,791	15,171	15,171
Time deposits	604,174	619,482	500,142	513,707
Short-term borrowings	22,000	22,000	22,000	22,000
Long-term borrowings	250,457	257,800	253,681	263,552
Subordinated debt	25,774	25,774	25,774	25,774
Obligations from equity investments	11,478	11,478	12,350	12,350
13. Real Estate Owned via Equity Investment
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

In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of FIN 46(R) the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of June 30, 2009, the Company has one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FIN 46(R) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of June 30, 2009, the Partnership also had $11.5 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company utilized the period of March 1, 2009 through May 31, 2009 and January 1, 2009 to May 31, 2009 in consolidating the financial statements of the Partnership for the three and six month periods, respectively for the period ending June 30, 2009.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company has recognized $10 million in impairment charges related to this asset through December 31, 2008. No further impairment of this asset occurred during the first two quarters of 2009. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.
At June 30, 2009, the Partnership had total assets of $20.4 million of which $18.8 million is real estate as reflected on the consolidated balance sheet and total borrowings of $20.7 million, of which $9.2 million relates to the Company’s mezzanine loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in this Partnership ($2.5 million capital contribution and $9.2 million of mezzanine loans). The impairments mentioned above have contributed to an overall reduction in the Company’s investment. At June 30, 2009, the remaining amount of the investment in and receivables due from the Partnership totaled $6.9 million.
As of December 31, 2008, the Partnership projected sales insufficient to repay a portion of its mortgages payable by July 9, 2009, had delinquent condominium fees resulting in a technical default and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Partnership’s December 31, 2008 financial statements were prepared assuming that the Partnership will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009. The Company has the right to cure this default pursuant to an Intercreditor Agreement between the Company and the Senior Lender. As of the date of this filing, the Company is exploring its options as well as the Partnership’s options to cure this default. In the event the default is not cured per the terms of the Intercreditor Agreement, all amounts outstanding under the loan agreement at such time will become currently payable and reflected as a current liability on the Company’s consolidated financial statements.
14. Trust Preferred Securities
Management previously determined that Royal Bancshares Trust I/II (“Trusts”), utilized for the Company’s $25.8 million of pooled trust preferred securities issuance, qualify as a variable interest entity under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004. At June 30, 2009, the interest rates paid on Capital Trust I and Capital Trust II were 2.78% and 5.80%, respectively.

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
On August 13, 2009, the Company’s board of directors has determined to suspend interest payments on the trust preferred securities. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company.
15. Investment in Real Estate Joint Ventures
The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans during 2007. As a result of this review, the Company determined that three ADC loans should have been accounted for as investments in real estate joint ventures in accordance with AICPA Practice Bulletin 1 and SFAS No. 66, “Accounting for Sales of Real Estate.” An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The Company reclassified two of these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building, which was paid off during the second quarter of 2008, which resulted in a gain on sales related to real estate joint ventures of $1.1 million, and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. The third investment in the amount of $2.5 million was classified as an investment in a real estate joint venture at December 31, 2007 and was to fund the acquisition of a marina project. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007 and the impairment was charged to operating expenses during the same quarter. As of June 30, 2009, the balance of the marina investment was $2.5 million, for a total investment in real estate joint ventures of $2.5 million.
16. Commitments, Contingencies, and Concentrations
The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The contract amounts are as follows:

	June 30,	December 31,
(In thousands)	2009	2008

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$65,820	$98,549
Commitments to extend credit	6,765	1,840
Standby letters of credit and financial guarantees written	3,794	4,563

Litigation
From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
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
17. Shareholders’ Equity
On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the United States Department of Treasury (“Treasury”), the Company issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share. In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock. The aggregate purchase price for the Series A Preferred Stock and Warrant was $30.4 million in cash. The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators. The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock. The Company’s intention is to utilize the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity.
On August 13, 2009, the Company’s board of directors has determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company.
18. Reclassifications
Certain items in the 2008 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassification.
19. Recent Accounting Pronouncements
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
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. Under these circumstances as required by the new FSP, OTTI is considered to have occurred (1) if an entity intends to sell the security; (2) if it is “more likely than not” an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance. The FSP requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as HTM, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. If applicable, noncredit-related OTTI recognized in earnings previous to April 1, 2009 would be reclassified from retained earnings to accumulated OCI as a cumulative effect transition adjustment. The Company adopted this FSP for the quarter ended June 30, 2009 and did not record a cumulative effect adjustment as of April 1, 2009 because prior OTTI recorded in earnings was all credit related. The adoption of the FSP resulted in reducing the loss recognized in earnings on debt securities determined to be other-than-temporarily impaired during the quarter ended June 30, 2009 by $7.6 million. Refer to “Note 5 Investment Securities” for additional disclosures regarding the adoption of this FSP.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability has significantly declined. FSP FAS 157-4 also offers guidance on identifying circumstances when a transaction is not orderly. FSP FAS 157-4 became effective for interim and annual reporting periods ending after June 15, 2009, and was applied prospectively. The implementation of FAS 157-4 resulted in an adjustment to the fair values associated with Level 3 trust preferred securities. The net impact of the adjustment was an immaterial decline in the fair value of the securities.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”). The purpose of SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS 166 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The Company is currently evaluating the impact the adoption of SFAS No. 166 will have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). The FASB issued SFAS No. 167 to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact the adoption of SFAS No. 167 will have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB believes that the issuance of SFAS No. 168 will not change GAAP.
20. Subsequent Events
On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Commonwealth of Pennsylvania Department of Banking (“Department”).

The material terms of the orders are identical and require Royal Bank to:
•	have and retain qualified management, and notify the FDIC and the Department of any changes in Royal Bank’s board of directors or senior management;

•	increase participation of Royal Bank’s board of directors in Royal Bank’s affairs by having the board assume full responsibility for approving Royal Bank’s policies and objectives and for supervising Royal Bank’s management;

•	eliminate all assets classified as “Loss” and formulate a written plan to reduce assets classified as “Doubtful” and “Substandard” at its regulatory examination;

•	develop a written plan to reduce delinquent loans, and restrict additional advances to borrowers with existing credits classified as “Loss,” “Doubtful” or “Substandard”;

•	develop a written plan to reduce Royal Bank’s commercial real estate loan concentration;

•	maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) equal to or greater than 12%;

•	formulate and implement written profit plans and comprehensive budgets for each year during which the orders are in effect;

•	formulate and implement a strategic plan covering at least three years, to be reviewed quarterly and revised annually;

•	revise the liquidity and funds management policy and update and review the policy annually;

•	refrain from increasing the amount of brokered deposits held by Royal Bank and develop a plan to reduce the reliance on non-core deposits and wholesale funding sources;

•	refrain from paying cash dividends without prior approval of the FDIC and the Department;

•	refrain from making payments to or entering contracts with Royal Bank’s holding company or other Royal Bank affiliates without prior approval of the FDIC and the Department;

•	submit to the FDIC for review and approval an executive compensation plan that incorporates qualitative as well as profitability performance standards for Royal Bank’s executive officers;

•	establish a compliance committee of the board of directors of Royal Bank with the responsibility to ensure Royal Bank’s compliance with the orders; and

•	prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.
The orders will remain in effect until modified or terminated by the FDIC and the Department.
On August 13, 2009, the Company’s board of directors has determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The board of directors also intends to suspend interest payments on its $25.8 million of outstanding trust preferred securities. The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities. However, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month and six month periods ended June 30, 2009 and June 30, 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Form 10-K for the year ended December 31, 2008.
FORWARD-LOOKING STATEMENTS
From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; the possibility that we will be unable to comply with the conditions imposed upon us in the Order to Cease and Desist, which could result in the imposition of further restrictions on our operations; interest rate fluctuations; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.
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
Note A to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2008) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company is an investor in a variable interest entity and is required to report its investment in the variable interest entity on a consolidated basis under FIN 46(R). The variable interest entity is responsible for providing its financial information to the Company. We complete an internal review of this financial information. This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31,

2008, we have identified accounting for allowance for loan and leases losses, deferred tax assets, other than temporary impairment on investments securities, accounting for acquisition, development and construction loans and derivative securities as among the most critical accounting policies and estimates in that they are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.
As a result of the adoption of FSP No. FAS 115-2 and FAS 124-2 effective April 1, 2009, the Company has revised its critical accounting policy pertaining to other-than-temporary impairment of investment securities. FSP No. FAS 115-2 and FAS 124-2 applied to existing and new debt securities held by the Company as of April 1, 2009, the beginning of the interim period in which it was adopted. Therefore, the revised accounting policy below represents the only change in the Corporation’s critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and applies prospectively beginning April 1, 2009.
Valuation of Investment Securities for Impairment
Securities available for sale are carried at fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. The fair values of securities are based on either quoted market prices, third party pricing services or third party valuation specialists. When the fair value of an investment security is less than its amortized cost basis, the Company assesses whether the decline in value is other-than-temporary. The Company considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, financial condition and results of the issuer including changes in capital, the issuer’s credit rating, analysts’ earnings estimates, industry trends specific to the security, and timing of debt maturity and status of debt payments. Future adverse changes in market conditions, continued poor operating results of the issuer, projected adverse changes in cash flows which might impact the collection of all principal and interest related to the security, or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.
Equity securities:
In determining whether an other-than-temporary impairment has occurred for common equity securities, the Company also considers whether it has the ability and intent to hold the investment until a market price recovery in the foreseeable future. Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. If necessary, the investment is written down to its current fair value through a charge to earnings at the time the impairment is deemed to have occurred. For preferred stocks, the Company’s determination of other-than-temporary impairment is made using an impairment model (including an anticipated recovery period) similar to a debt security, provided there has been no evidence of a deterioration in credit of the issuer.
Debt securities:
In determining whether an other-than-temporary impairment has occurred for debt securities, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost of the security. If the present value of expected cash flows is less than the amortized cost of the security, then the entire amortized cost of the security will not be recovered, that is, a credit loss exists, and an other-than temporary impairment shall be considered to have occurred. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings for a debt security depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost less any current period credit loss. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the amortized cost and fair value of the security. If the Company does not intend to sell or more likely than not will not be required to sell the security before recovery of its amortized cost, the amount of the other-than-temporary impairment related to credit loss shall be recognized in earnings and the noncredit-related portion of the other-than-temporary impairment shall be recognized in other comprehensive income.

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
At June 30, 2009, the Company had consolidated total assets of approximately $1.3 billion, total deposits of approximately $876.7 million and shareholders’ equity of approximately $108.8 million. The Company had interest income of $16.6 million and $32.9 million, respectively for the three and six month periods ended June 30, 2009, reflecting decreases of $1.1 million, or 6.4%, and 4.9 million, or 12.8%, respectively from the comparable periods of 2008. The year over year decline in interest income was attributed to a 325 basis point reduction in the prime rate by the Federal Reserve since the beginning of 2008 that negatively impacted prime based and variable rate loans coupled with an increase in non-performing loans that resulted in the loss of accrued interest. Also contributing to the decline in interest income was a higher level of cash and cash equivalents during 2009, which was at a much lower yield, as a result of management’s decision to maintain an increased level of liquidity during the current economic times. In addition, the yield on investment securities has decreased 106 and 78 basis points for the three and six month periods in 2009, respectively, compared to the same periods in 2008 mainly as a result of higher yielding agency investments being called in the first quarter of 2009 and being replaced with considerably lower yielding agency investments. Interest expense for the three and six months ended June 30, 2009 was $9.7 million and $19.0 million, respectively, resulting in an increase of $1.2 million, or 14.5%, and an increase of $341,000, or 1.8%, respectively from the comparable periods of 2008. The increase for the three month period was related to the higher volume of time deposits in 2009 compared to 2008. The Company recorded a net loss for the quarter ended June 30, 2009 of $12.1 million compared to net income of $152,000 reported for the quarter ended June 30, 2008, while the net loss for the six months ended June 30, 2009 was $18.8 million compared to net income of $1.2 million for the comparable period of 2008. The year-over-year decrease in net income (income in 2008 compared to a loss in 2009) for the current quarter was primarily associated with an increase of $2.6 million in impairment losses on available for sale securities, a $2.4 million increase in the provision for loan and lease losses, a $2.0 million decrease in gains on the sales of premises and equipment, a $1.1 million decrease in gains on the sale of real estate joint ventures, an increase in nonperforming loans that resulted in a loss of $1.7 million in interest income which contributed to the 124 basis point decrease in the net interest margin (2.30% versus 3.54%) and a $643,000 increase in the FDIC and state assessments, of which $600,000 is directly related to the FDIC special assessment to be collected in September.
The year over year decline in net income for the six month period ended June 30, 2009 compared to the same period in 2008 was primarily attributed to an increase of $6.8 million in impairment losses on available for sale securities, a $2.0 million decrease in gains on the sales of premises and equipment, a $1.9 million increase in provision for loan and lease losses, a $1.1 million decrease in gains on the sale of real estate joint ventures, a 114 basis point decrease in the net interest margin (2.40% versus 3.54%) which was a result of $3.3 million in lost interest due to the increase in nonperforming loans and a lower yield on investment securities mainly related to agency bonds being called and a $794,000 increase in the FDIC and state assessments, of which $600,000 is directly related to the FDIC special assessment to be collected in September.
The chief sources of revenue for the Company are interest income from extending loans and interest income from investing in security instruments, mostly through its subsidiaries Royal Bank and Royal Asian. Both Royal Bank and Royal Asian principally generate commercial real estate loans secured by first mortgage liens. These types of loans make up 27.0% and 70.8% of the loan portfolios of Royal Bank and Royal Asian at June 30, 2009, respectively. Additionally, Royal Bank and Royal Asian offer construction loans, including construction loans for commercial real estate projects and for residential home development. At June 30, 2009, construction loans comprised 24.5% and 12.7%, respectively, of the Royal Bank and Royal Asian loan portfolios. Land development loans at June 30, 2009 comprised 10.7% and 0% of the loan portfolios of Royal Bank and Royal Asian, respectively. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we are experiencing now, adversely impacts the commercial rental or home sales market. In the past, the Company and Royal Bank offered mezzanine loans. Mezzanine loans are typically inherently more risky, higher rewarding, loans. They are often secured by subordinate lien positions with loan to value ratios typically between 75% and 95% of collateral value. The Company and its subsidiaries did not typically offer mezzanine loans for purposes other than the acquisition or construction of projects related to real estate. On occasion, the Company had extended mezzanine financing on a project where Royal Bank extended senior debt financing. During the fourth quarter of 2007, management of the Company made a decision to curtail mezzanine lending due to the elevation of risk given the current economic conditions. At June 30, 2009, the Company had $4.6 million in mezzanine loans outstanding, and the percentage of mezzanine loans in the Company’s consolidated loan portfolio was 0.7% of the portfolio. Mezzanine loans inherently carry more risk and accordingly at June 30, 2009, the portion of the Company’s loan loss reserve attributed to mezzanine loans was $2.2 million, or 52.9% of outstanding mezzanine loans. Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread. Please see the Net Interest Margin section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.
Consolidated Net (Loss) Income
During the second quarter of 2009, the Company recorded a net loss of $12.1 million compared to net income of $152,000 for the comparable quarter of 2008. The net loss was primarily the result of an increase of $2.6 million in impairment losses on available for sale securities, a $2.4 million increase in the provision for loan and lease losses, a decline in net interest income of $2.3 million related to a decline in interest earning assets as well as an increase in nonperforming loans, a $2.0 million decrease in gains on the sales of premises and equipment, a $1.1 million decrease in gains on the sale of real estate joint ventures, and an increase of $1.3 million in other expenses related to OREO and loan collection expenses, legal and professional fees, and higher FDIC insurance, of which $600,000 was related to the special FDIC assessment for the second quarter of 2009. As a consequence of the slowdown in the housing market and the economic recession, the Company continued to experience a weakening in the performance of real estate related loans and impairment losses on investment securities. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report while the impaired investment securities are discussed in the “Investment Securities” section under “Financial Condition”. Basic loss per share and diluted loss per share were both $0.95 for the second quarter of 2009, as compared to basic and diluted earnings per share of $0.01 for the same quarter of 2008.
For the six months ended June 30, 2009, the net loss amounted to $18.8 million compared to net income of $1.2 million for the comparable period of 2008. This decline was primarily attributable to a $6.8 million increase in investment impairment, an increase in nonperforming loans which resulted in the loss of $3.3 million in interest income associated with those nonperforming loans, lower yields on loans and investments, a $2.0 million decrease in gains on the sales of premises and equipment, and a $1.9 million increase in the provision for loan and lease losses. Net interest income decreased $5.1 million from $19.1 million in the first half of 2008 to $14.0 million in the first half of 2009. As previously noted, as a consequence of the slowdown in the housing market and the economic recession, the Company continued to experience a weakening in the performance of real estate related loans and impairment losses on investment securities. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report while the impaired investment securities are discussed in the “Investment Securities” section under “Financial Condition”. Basic and diluted loss per share were both $1.47 for the first six months of 2009, while basic and diluted earnings per share were both $0.09 for the first six months of 2008.
Interest Income
Despite a 14.8% increase in average interest earning assets, total interest income for the second quarter of 2009 amounted to $16.6 million representing a decline of $1.1 million, or 6.4%, from the level of the comparable quarter of 2008. Average interest earning assets were $1.2 billion in the second quarter of 2009 compared to $1.1 billion in the second quarter of 2008. The decrease in interest income was driven by a decline in the yields on all earning assets due to a 175 basis point decline in the prime rate during the past twelve months related to the Federal

Reserve’s monetary policy that negatively impacted prime based loans and investments purchased within the last year. Additionally, the year over year increase in non-accrual loans negatively impacted the yield on interest earning assets. Average loan balances of $718.7 million in the second quarter of 2009 increased $47.6 million (7.1%) year over year. The loan growth was attributed to an increased focus on commercial and industrial lending during the past three quarters, the introduction of small business lending in the fourth quarter of 2008, advances against existing outstanding loans, continued growth in tax certificates and minimal loan prepayments partially offset by charge-offs and transfers to OREO. Average investment securities increased $58.1 million (15.3%) from $379.2 million for the second quarter of 2008 to $437.3 million for the second quarter of 2009. The Company mainly purchased government agency mortgage-backed and government agency CMO securities. In an effort to boost liquidity, average cash equivalents grew $50.7 million (6.4 times) from $7.9 million for the three months ended June 30, 2008 to $58.6 million for the three months ended June 30, 2009.
The yield on average interest earning assets for the second quarter of 2009 of 5.47% declined by 126 basis points from the level recorded during the comparable quarter of 2008. The 126 basis point reduction was comprised of year over year declines of 204, 106, and 98 basis points for cash equivalents (0.40% versus 2.44%) investment securities (4.87% versus 5.93%), and loans (6.25% versus 7.23%), respectively. Lower interest rates on all three earning asset categories reflected the general market decline in interest rates during the past year and the significant impact on variable rate loans in particular. In addition the yield on average loans was negatively impacted by the increase of non-accrual loans during the past year. During the second quarter of 2009, interest lost on non-accrual loans was $1.7 million.
For the six months ended June 30, 2009, total interest income amounted to $32.9 million versus $37.8 million for the comparable period of 2008 resulting in a decline of $4.9 million, or 12.8%. Average interest earning assets were $1.2 billion for the first six months of 2009 compared to $1.1 billion for the comparable 2008 period. As with the second quarter results, the decrease was driven by a decline in the yields on all earning assets due to a 175 basis point decline in the prime rate during the past twelve months related to the Federal Reserve’s monetary policy that negatively impacted prime based loans and investments purchased within the last year. Additionally, the year over year increase in non-accrual loans negatively impacted the yield on interest earning assets. Average loan balances of $719.2 million in the second quarter of 2009 increased $55.8 million (8.4%) year over year. The loan growth was attributed to an increased focus on commercial and industrial lending during the past three quarters, the introduction of small business lending in the fourth quarter of 2008, advances against existing outstanding loans, continued growth in tax certificates and minimal loan prepayments partially offset by charge-offs and transfers to OREO. Average investment securities slightly increased $229,000 (.05%) from $425.1 million for the first six months of 2008 to $425.3 million for the first six months of 2009. The Company mainly purchased government agency mortgage-backed and government agency CMO securities to replace called government agency securities. In an effort to boost liquidity, average cash equivalents grew $33.3 million (6.5 times) from $5.1 million for the six months ended June 30, 2008 to $38.4 million for the six months ended June 30, 2009.
The yield on average interest earning assets for the six months ended June 30, 2009 of 5.61% declined by 134 basis points from 6.95% for the comparable period of 2008. The 134 basis point reduction was comprised of year over year declines of 215, 78, and 148 basis points for cash equivalents (0.45% versus 2.60%) investment securities (4.88% versus 5.66%), and loans (6.32% versus 7.80%), respectively. Lower interest rates on all three earning asset categories reflected the general market decline in interest rates during the past year and the significant impact on variable rate loans in particular. In addition the yield on average loans was negatively impacted by the increase of non-accrual loans during the past year. During the first six months of 2009, interest lost on non-accrual loans was $3.3 million.
Interest Expense
Interest expense increased $1.2 million to $9.7 million for the quarter ended June 30, 2009 compared to the same period in 2008. The change in interest expense resulted from average interest bearing deposits growing $176.3 million to $796.3 million for the second quarter of 2009. There was a shift in the deposit mix with average time deposits increasing $212.2 million (56.1%) while average NOW and money markets declined $35.2 million (15.6%). As a result of the decline in market interest rates, retail and brokered deposits became more attractive during the past three quarters and management shifted the funding emphasis to these deposits and away from FHLB advances. Management elected to reduce the reliance on FHLB advances due to the suspension of the dividend at year end 2008 coupled with the current requirement of full collateral delivery status for FHLB advances. The yield on average interest bearing liabilities was 3.52% for the second quarter of 2009 down 22 basis points from 3.74% for the second quarter of 2008. The average interest rate paid on average interest bearing deposits for the second quarter of 2009 was 3.34% resulting in a decline of 12 basis points from the level of 3.46% during the comparable quarter of 2008. Average borrowings grew by $15.3 million to $298.5 million for the second quarter of 2009 while the corresponding yield declined by 33 basis points to 4.01% for the same period.
For the six months ended June 30, 2009, interest expense of $19.0 million increased $341,000, or 1.8% from $18.6 million for the comparable period in 2008. The slight increase in interest expense was due to a $120.2 million increase in average interest bearing liabilities offset by a 37 basis point decline in the yield on interest bearing liabilities year over year. Average time deposits increased $165.7 million while average NOW and money markets declined $39.8 million and average borrowings declined $5.2 million. Consistent with the current quarter’s results, as a result of the decline in market interest rates, retail and brokered deposits became more attractive during the past three quarters and management shifted the funding emphasis to these deposits and away from FHLB advances. The interest expense related to real estate owned via equity investments amounted to $103,000 for the first six months of 2009 which was equivalent to the same period in 2008.
Net Interest Margin
The net interest margin in the second quarter of 2009 of 2.30% declined 124 basis points from the comparable quarter of 2008 of 3.54%. The primary reason for the significant decline in the net interest margin from quarter to quarter was an increase in non performing loans which along with the 200 basis point reduction in the prime rate by the Federal Reserve since the first quarter of 2008 contributed to a 98 basis point reduction in the yield on loans. Also contributing to the decline in the net interest margin was a 106 basis point reduction in the yield on investment securities which was mainly a result of higher yielding agency bonds being called during the first quarter of 2009 and replaced with lower yielding agency mortgage-backed securities and government agency CMO securities. In addition, due to the current economic environment, management decided to maintain a larger position in cash and cash equivalents ($58.6 million average balance for the second quarter of 2009) which yielded only 40 basis points for the second quarter of 2009. Partially offsetting these declines was a 22 basis point reduction in the cost of interest bearing liabilities (3.52% in 2009 versus 3.74% in 2008).
The net interest margin of 2.40% for the six month period ended June 30, 2009, decreased 114 basis points from 3.54% in the comparable period of 2008. The factors driving down the net interest margin for the six month period were similar to those that affected the net interest margin during the second quarter. The yield on loans dropped 148 basis points to 6.32% for the six month period in 2009 from 7.80% for the same period in 2008, the yield on investment securities declined 78 basis points to 4.88% for the six month period in 2009 from 5.66% for the same period in 2008, and the average balance in cash and cash equivalents for the six month period ended June 30, 2009 was $38.4 million which yielded only 45 basis points. Partially offsetting these declines was an overall 37 basis point reduction in the cost of interest bearing liabilities (3.58% in 2009 versus 3.95% in 2008), which was primarily attributable to interest bearing deposits.
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

(The balance of this page was left blank intentionally.)

	For the three months ended			For the three months ended
	June 30, 2009			June 30, 2008
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$58,628	$58	0.40%	$7,910	$48	2.44%
Investments securities	437,290	5,308	4.87%	379,239	5,596	5.93%
Loans	718,707	11,204	6.25%	671,082	12,058	7.23%

Total interest earning assets	1,214,625	16,570	5.47%	1,058,231	17,702	6.73%

Non-earning assets	72,634			77,631

Total average assets	$1,287,259			$1,135,862

Interest-bearing deposits
NOW and money markets	$191,263	892	1.87%	$226,481	1,406	2.50%
Savings	14,491	20	0.55%	15,176	21	0.56%
Time deposits	590,587	5,720	3.88%	378,399	3,912	4.16%

Total interest bearing deposits	796,341	6,632	3.34%	620,056	5,339	3.46%

Borrowings	298,519	2,986	4.01%	283,197	3,056	4.34%

Total interest bearing liabilities	1,094,860	9,618	3.52%	903,253	8,395	3.74%

Non-interest bearing deposits	60,908			56,501
Other liabilities	20,919			34,149
Shareholders’ equity	110,572			141,959

Total average liabilities and equity	$1,287,259			$1,135,862

Net interest margin		$6,952	2.30%		$9,307	3.54%

(The balance of this page was left blank intentionally.)

	For the six months ended			For the six months ended
	June 30, 2009			June 30, 2008
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield
Cash equivalents	$38,392	$86	0.45%	$5,112	$66	2.60%
Investments securities	425,328	10,289	4.88%	425,099	11,966	5.66%
Loans	719,237	22,549	6.32%	663,391	25,742	7.80%

Total interest earning assets	1,182,957	32,924	5.61%	1,093,602	37,774	6.95%
Non-earning assets	61,848			75,046

Total average assets	$1,244,805			$1,168,648

Interest-bearing deposits
NOW and money markets	$193,498	1,909	1.99%	$233,293	3,236	2.79%
Savings	14,767	41	0.56%	15,222	41	0.54%
Time deposits	555,314	10,934	3.97%	389,633	8,996	4.64%

Total interest bearing deposits	763,579	12,884	3.40%	638,148	12,273	3.87%
Borrowings	299,318	5,979	4.03%	304,510	6,249	4.13%

Total interest bearing liabilities	1,062,897	18,863	3.58%	942,658	18,522	3.95%
Non-interest bearing deposits	57,326			58,039
Other liabilities	20,566			23,156
Shareholders’ equity	104,016			144,795

Total average liabilities and equity	$1,244,805			$1,168,648

Net interest margin		$14,061	2.40%		$19,252	3.54%

Rate Volume Analysis
The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and six month periods ended June 30, 2009, as compared to the respective period in 2008, into amounts attributable to both rates and volume variances.
(The balance of this page was left blank intentionally.)

	For the three months ended			For the six months ended
	June 30,			June 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income
Interest-bearing deposits	$55	$(34)	$21	$77	$(42)	$35
Federal funds sold	(4)	(7)	(11)	(2)	(13)	(15)

Total short term earning assets	$51	$(41)	$10	$75	$(55)	$20

Investments securities
Held to maturity	(1,041)	—	(1,041)	(2,337)	—	(2,337)
Available for sale	1,411	(658)	753	1,993	(1,333)	660

Total investments	$370	$(658)	$(288)	$(344)	$(1,333)	$(1,677)

Loans
Commercial demand loans	$(74)	$(1,252)	$(1,326)	$14	$(3,293)	$(3,279)
Commercial mortgages	354	(47)	307	774	(672)	102
Residential and home equity	(16)	(42)	(58)	(43)	(84)	(127)
Leases receivables	233	(105)	128	639	(441)	198
Tax certificates	778	(110)	668	1,552	(249)	1,303
Other loans	(6)	(3)	(9)	(7)	(10)	(17)
Loan fees	(564)	—	(564)	(1,373)	—	(1,373)

Total loans	$705	$(1,559)	$(854)	$1,556	$(4,749)	$(3,193)

Total increase (decrease) in interest income	$1,126	$(2,258)	$(1,132)	$1,287	$(6,137)	$(4,850)

Interest expense
Deposits
NOW and money market	$(198)	$(315)	$(513)	$(493)	$(835)	$(1,328)
Savings	(1)	—	(1)	(1)	2	1
Time deposits	2,068	(261)	1,807	3,372	(1,434)	1,938

Total deposits	$1,869	$(576)	$1,293	$2,878	$(2,267)	$611
Trust preferred	—	(52)	(52)	—	(129)	(129)
Borrowings	157	(175)	(18)	(102)	(39)	(141)

Total increase (decrease) in interest expense	$2,026	$(803)	$1,223	$2,776	$(2,435)	$341

Total decrease in net interest income	$(900)	$(1,455)	$(2,355)	$(1,489)	$(3,702)	$(5,191)

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

The Company uses three major components in determining the appropriate value of the loan and lease loss allowance: standards required under SFAS No. 114, an historical loss factor, and an environmental factor. Utilizing standards required under SFAS No. 114, loans are evaluated for impairment on an individual basis considering current collateral values (current appraisals or rent rolls for income producing properties), all known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Once a loan is determined to be impaired (or is classified) such loans will be deducted from the portfolio and the net remaining balance will be used in the historical and environmental analysis.
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
A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. These factors are combined to estimate the probability and severity of inherent losses. Then a specific allowance is established based on the Company’s calculation of the potential loss in individual loans. Additional allowances may also be established in special circumstances involving a particular group of credits or portfolio when management becomes aware that losses incurred may exceed those determined by application of the risk factors.
The Company classifies its leases as capital leases, in accordance to SFAS No. 13, “Accounting for Leases”, as amended by SFAS 98 and 145. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $7.0 million and $9.8 million for the three and six months ended June 30, 2009, respectively, compared to $4.5 million and $7.8 million for the comparable periods in 2008. The deteriorating real estate market that continued from 2008 into the first six months of 2009 has negatively impacted construction and real estate loans throughout the banking industry. This weak sales market has affected land development, construction and mezzanine loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses.

The allowance for loan and lease losses was 3.96% of total loans and leases at June 30, 2009 and 4.13% at December 31, 2008. The allowance for loan and lease losses slightly declined $534,000, or 1.8%, from $28.9 million at December 31, 2008 to $28.4 million at June 30, 2009. The decline was primarily associated with a $3.8 million decrease in the specific allowance related to impaired loans offset by a $3.3 million increase in the formula reserves. The recent charge-offs experienced by the Company impact the historical loss factors used in the allowance calculation. During the first six months of 2009, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included increasing the risk factors specific to construction, non-residential, and RBA Capital loans.
Management believes that the allowance for loan and lease losses is adequate at June 30, 2009. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination.
Changes in the allowance for loan and lease losses were as follows:

	For the three	For the six
	months ended	months ended	For the year ended
(In thousands)	June 30, 2009	June 30, 2009	December 31, 2008

Balance at beginning period	$27,269	$28,908	$19,282

Charge-offs
Commercial and industrial	(239)	(254)	(1,009)
Construction and land development	(4,357)	(4,357)	(3,852)
Construction and land development-mezzanine	(298)	(298)	(1,540)
Single family residential	(153)	(153)	(37)
Single family residential-mezzanine	—	—	(2,220)
Real estate- non-residential	(665)	(3,834)	(1,330)
Real estate- non-residential — mezzanine	—	(1,132)	(1,675)
Leases	(157)	(310)	(642)
Tax certificates	—	—	(22)

Total charge-offs	(5,869)	(10,338)	(12,327)

Recoveries
Commercial and industrial	1	3	106
Single family residential	2	33	6
Leases	15	15	—

Total recoveries	18	51	112

Net charge offs	(5,851)	(10,287)	(12,215)

Provision for loan and lease losses	6,956	9,753	21,841

Balance at the end of period	$28,374	$28,374	$28,908

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	June 30, 2009		December 31, 2008
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to total	Allowance	category to total
(In thousands, except percentages)	amount	loans	amount	loans

Commercial and industrial	$3,305	12.1%	$2,403	12.3%
Construction	9,255	23.4%	11,548	23.8%
Land Development	2,026	9.7%	2,359	10.6%
Constr. and land develop. — mezzanine	2,136	0.3%	1,415	0.3%
Single family residential	778	5.1%	747	3.9%
Real Estate — non-residential	6,719	30.9%	5,172	33.4%
Real Estate — non-res. — mezzanine	499	0.4%	1,188	0.6%
Real Estate — multi-family	133	1.9%	133	2.0%
Tax certificates	2,139	11.3%	2,735	9.1%
Lease financing	1,369	4.5%	1,183	3.7%
Other	15	0.2%	15	0.2%
Unallocated	—	—	10	—

Total	$28,374	100.0%	$28,908	100.0%

The Company’s non-performing assets are set forth below:

	June 30,	December 31,
(Amounts in thousands)	2009	2008

Non-accrual loans (1)	$85,603	$85,830
Other real estate owned	29,310	10,346

Total nonperforming assets	$114,913	$96,176

Nonperforming assets to total assets	8.70%	8.18%

Nonperforming loans to total loans	11.95%	12.25%

Allowance for loan and lease loss to non-accrual loans	33.15%	33.68%

Total Loans	$716,167	$700,722
Total Assets	$1,320,645	$1,175,586
Allowance for Loan and Lease Losses	$28,374	$28,908

ALLL / Loans & Leases	3.96%	4.13%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	June 30, 2009
	Total Loan	Specific
(In thousands)	Balance	Reserves

Construction	$19,093	$1,736
Land Development	14,048	118
Construction & Land Develop. — mezzanine	2,458	2,123
Real Estate-Non-Residential	16,005	1,142
Real Estate-Non-Residential — mezzanine	2,979	499
Commercial & industrial	22,442	1,431
Residential real estate	2,623	96
Leasing	749	83
Tax certificates	5,206	1,827

Total	$85,603	$9,055

Non-accrual loan activity for the first and second quarters of 2009 is set forth below:

		1st Quarter Actvity
	Balance at		Payments and		Transfer to	Balance at
(In thousands)	December 31, 2008	Additions	other decreases	Charge-offs	OREO	March 31, 2009

Construction	$41,485	$4,966	$(14,120)	$—	$—	$32,331
Land development	11,044	4,442	(807)	(913)	(7,301)	6,465
Construction & land development - mezzanine	2,421	—	—	—	—	2,421
Real Estate-Non-Residential	6,324	2,244	—	(1,035)	(1,930)	5,603
Real Estate-Non-Residential - mezzanine	3,612	—	—	(1,132)	—	2,480
Commercial & Industrial	12,145	1,530	(412)	(15)	—	13,248
Residential real estate	1,472	210	(7)	—	—	1,675
Leasing	711	—	(33)	(153)	—	525
Tax certificates	6,616	—	(95)	(1,221)	—	5,300

Total	$85,830	$13,392	$(15,474)	$(4,469)	$(9,231)	$70,048

		2nd Quarter Actvity
	Balance at		Payments and		Transfer to	Balance at
(In thousands)	March 31, 2009	Additions	other decreases	Charge-offs	OREO	June 30, 2009

Construction	$32,331	$179	$(1,509)	$(4,357)	$(7,551)	$19,093
Land development	6,465	9,882	(1,471)	(426)	(402)	14,048
Construction & land development - mezzanine	2,421	335	—	(298)	—	2,458
Real Estate-Non-Residential	5,603	12,986	(2,355)	(228)	—	16,006
Real Estate-Non-Residential - mezzanine	2,480	498	—	—	—	2,978
Commercial & Industrial	13,248	9,706	(273)	(239)	—	22,442
Residential real estate	1,675	1,244	(143)	(153)	—	2,623
Residential real estate — mezzanine	—	—	—	—	—	—
Leasing	525	381	—	(157)	—	749
Consumer	—	—	—	—	—	—
Tax certificates	5,300	11	(94)	(11)	—	5,206

Total	$70,048	$35,222	$(5,845)	$(5,869)	$(7,953)	$85,603

The following is a detailed list of the significant additions to non-accrual loans during the first quarter of 2009:
•	A $2.5 million loan, in which the bank is a participant, became non-accrual during the first quarter of 2009. The loan is collateralized by a first lien Deed of Trust on two parcels comprising 141.59 acres in Highland, Howard County, Maryland. The land was purchased in August, 2005. The original plan was to build 37 single family lots averaging over 3 acres each under contract with a national builder to take down these lots over a minimum of two years. The contract with the builder has been amended five times. To date, there have been only five lots taken down. The loan has been declared in default and judgment confessed. A foreclosure action was commenced. During the first quarter of 2009, an impairment analysis was performed in accordance with SFAS 114 and the loan was deemed impaired. As a result, a charge-off was recorded in the amount of $913,000. During the second quarter of 2009, the lead bank negotiated the sale of the loan which is scheduled to close in the third quarter. Accordingly the loan has been transferred to loans and leases held for sale. An additional charge-off of $416,000 was recorded in the second quarter of 2009 which was based on the expected proceeds from the sale of the loan.

•	Two loans in the aggregate amount of $4.8 million for a construction project in Minneapolis, Minnesota, to renovate a historic building into a luxury hotel and to construct 86 residential condominiums connected to the hotel became non-accrual during the first quarter of 2009. The two loans are under a forbearance agreement. These loans are loan participations in larger loans in the aggregate of $60.3 million. The hotel is fully operational and the construction of the condominiums is complete. As of the date of this filing, approximately 33% percent of the condominiums have been sold. Preliminary appraisals as of March 2009 indicated impairment in accordance with SFAS 114. Consequently, the Company established a specific reserve of $218,000 for these loans.

•	A $1.9 million loan for a fully leased 100,000 square foot industrial building and 1.5 acre parcel of land located in New Morgan, Pennsylvania became non-accrual in the first quarter of 2009. The loan was paid in full during the second quarter of 2009.

•	One loan of RBA Capital in the amount of $1.5 million was related to one borrower extending loans to third-party buyers of single family residences in need of rehab work. During the first quarter of 2009, the borrower failed to meet certain loan covenants and terms and the loan was classified as impaired. RBA Capital has taken over management of this portfolio and is in the process of working out the underlying assets in the portfolio. The independent valuations showed a portfolio value of over $2.0 million and the expectation is that all of the principal and expenses will be recovered at this time.
The following is a detailed list of the significant additions to non-accrual loans during the second quarter of 2009:
•	A $9.2 million commercial participation loan became non-accrual during the second quarter of 2009. The borrower is located in Fort Lauderdale, Florida and the loan is secured by aircraft. Current appraisals of the aircraft indicated impairment in accordance with SFAS 114. As a result, the Company established a valuation allowance of $1.1 million for this loan.

•	A $1.1 million loan on 5 condominium units located in Philadelphia, Pennsylvania became non-accrual in the second quarter of 2009. The loan has been declared in default and judgment confessed. A foreclosure action is being commenced.

•	A $5.3 million loan on a commercial building located in Conshohocken, Pennsylvania became non-accrual in the second quarter of 2009. The loan is secured by a first mortgage on the property with assignment of rents and leases and a $1.0 million life insurance policy on the guarantor. The building is currently 50% leased with an additional 17% to be leased early in the third quarter. The Company is currently working with the borrower to bring the loan current.

•	A $1.9 million loan for a commercial building became non-accrual in the second quarter of 2009. The loan is secured by a second mortgage with assignment of rents on a property located in Wayne, New Jersey. The current appraisal and occupancy rate indicated impairment in accordance with SFAS 114. As a result, the Company established a valuation allowance of $547,000 for this loan. The loan has been declared in default and has been referred for foreclosure.

•	A $5.8 million land development loan comprised of a $5.5 million loan and a $335,000 mezzanine loan became non-accrual in the second quarter of 2009. The loan is secured by a first mortgage on vacant land in Brigantine, New Jersey. The site is approved for nine single family lots. The borrower is awaiting final approval to change the use to a 42-unit hotel condominium development. The Company declared the loan in default and confessed judgment. A foreclosure action is being commenced.

•	A $1.2 million loan for a hotel became non-accrual in the second quarter of 2009. The loan is secured by first mortgages on a 12-unit hotel and a commercial building in Philadelphia, Pennsylvania. In July, the borrower brought the loan current and agreed to list the property for sale.

•	A $3.5 million loan for a commercial building became non-accrual in the second quarter of 2009. The loan is secured by a first mortgage on a commercial building located in Jamaica, New York and a $500,000 life insurance policy on the guarantor. The loan has been declared in default and foreclosure commenced.

•	A $4.6 million land development participation loan, comprised of a $4.1 million loan and a $498,000 mezzanine loan, became non-accrual in the second quarter of 2009. The project is a 114-unit townhouse development located in Millville, Delaware. Current appraisals indicated impairment in accordance with SFAS 114. Consequently, the Company established a specific reserve of $617,000 for these loans.
Non-accrual and impaired loans were $85.6 million at June 30, 2009, compared to $85.8 million at December 31, 2008, a marginal decrease of $227,000. The six-month decline was the result of payments and improvements, transfers to other real estate owned and charge-offs of $21.3 million, $17.2 million and $10.3 million, respectively, offset by new non-accrual loans of $48.6 million. Of the $10.3 million in charge-offs, $4.7 million was related to the transfer of loans to OREO of which $2.9 million had been specifically reserved. The remaining $5.6 million in charge-offs, of which $2.8 million had been specifically reserved, were primarily related to non-residential loans including two mezzanine loans. If interest had been accrued, such income would have been approximately $1.7 million for the three months ended June 30, 2009. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. For such loans that are classified as impaired, per FAS 114 analysis, a specific allowance is established only when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(In thousands)	2009	2008

Impaired loans with a valuation allowance	$53,514	$69,350
Impaired loans without a valuation allowance	32,089	16,480

Total impaired loans	$85,603	$85,830

Valuation allowance related to impaired loans	$9,055	$12,882

	June 30,
(In thousands)	2009	2008

Average investment in impaired loans	$80,494	$46,952
Interest income recognized on impaired loans	$196	$—
Interest income recognized on a cash basis on impaired loans	$196	$—
The $3.8 million decline in the valuation allowance was primarily related to one loan that was transferred to other real estate owned (“OREO”) during the second quarter of 2009. The valuation allowance of $2.9 million for that loan was charged to the allowance for loan and lease losses at the time of transfer to OREO.
Total cash collected on impaired loans for the three months and six months ended June 30, 2009 was $7.8 million and $12.6 million, respectively.
The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing impaired loans under the accrual method.
Other Real Estate Owned
Other real estate owned (“OREO”) increased $19.0 million from $10.3 million at December 31, 2008 to $29.3 million at June 30, 2009. Set forth below is a table which details the changes in OREO from December 31, 2008 to June 30, 2009.

	2009
	First Quarter	Second Quarter

Beginning balance	$10,346	$20,244
Capital improvements	711	1,626
Assets acquired on non-accrual loans	9,231	7,953
Other	(44)	37
Valuation allowance	—	(550)

Ending balance	$20,244	$29,310

During the second quarter of 2009, the Company acquired the collateral for four loans through, or in lieu of, foreclosure. At the time of the transfer to OREO, the Company recorded $3.8 million in charge-offs on two of the loans, for which $2.9 million had previously been reserved in the allowance for loan and lease losses in accordance with FAS 114. A third loan had a $954,000 charge-off recorded against the allowance for loan and lease losses in 2008 and was transferred to OREO at the current carrying value. The last loan was transferred at cost. During the first quarter of 2009, the Company acquired the collateral for three loans through, or in lieu of, foreclosure. At the time of the transfer to OREO, the Company recorded a charge-off of $867,000 through the allowance for loan and lease losses on one of the properties due to the loan balance exceeding the fair market value of the collateral. On another property during the fourth quarter of 2008, the Company recorded a charge-off of $2.3 million through the allowance for loan and lease losses and transferred the remaining balance to OREO in the first quarter of 2009. Additionally, the Company established a $550,000 valuation allowance against the carrying value of an asset transferred to OREO during the first quarter of 2009. The Company is currently negotiating the sale of that asset and used the offered purchase price in valuing the asset. The remaining asset acquired was recorded to OREO at the carrying value of the loan.
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
Potential Problem Loans
Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $38.0 million and $8.8 million at June 30, 2009 and December 31, 2008, respectively. The principal reason for the increase has been a weakening of the credit quality in our commercial loan portfolio particularly related to companies in the residential homebuilder construction industry. Management has considered the trend in growth of potential problem loans and has included a factor for same in the formula used to set the Company’s general loan loss reserve.

Residential construction and land development loans comprise the bulk of potential problem loans, aggregating $26.7 million of the $38.0 million in total potential problem loans outstanding at June 30, 2009. The chief reason that residential constructions loans have continued to weaken is due in large part to the poor sales market for homes, especially new construction. Homebuilders and developers have been challenged in generating the cash flow needed to make loan payments. Many residential construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves. As a result of the FDIC’s Order to Cease and Desist, disclosed under “Regulatory Orders”, the Company’s board of directors will approve all advances for additional funds on potential problem loans.
Other (Loss) Income
For the second quarter of 2009 other loss was $3.4 million compared to other income of $2.5 million for the comparable period in 2008. The other loss during the second quarter of 2009 was directly related to $5.1 million of OTTI charges recorded on AFS securities compared to $2.5 million during the second quarter of 2008. Refer to “Note 5 Investment Securities” to the consolidated financial statements for more information on the impairment charges. Also contributing to the $5.9 million decline for the comparable quarters was a $2.0 million decrease in gains on the sales of premises and equipment ($0 in 2009 versus $2.0 million in 2008), a $1.1 million decrease in the gains on the sales related to real estate joint ventures ($0 in 2009 versus $1.1 million in 2008), a $257,000 decrease in income related to real estate owned via equity investments, and a $218,000 decrease in gains on the sales of other real estate owned. Partially offsetting these declines was an increase of $234,000 from gains on the sales of loans and leases.
For the six months ended June 30, 2009, other loss amounted to $7.0 million compared to other income of $3.7 million for comparable period of 2008, a decline of $10.7 million. The $10.7 million decline was primarily attributable to an increase of $6.8 million in OTTI charges on AFS securities ($9.3 million during 2009 compared to $2.5 million during the first six months of 2008). As previously noted the impairments are described in detail in Note 5 “Investment Securities.” In addition, gains on the sales of premises and equipment declined $2.0 million, gains on the sales of real estate joint ventures declined $1.1 million, income associated with real estate owned via equity investment declined $758,000 ($867,000 in 2009 versus $1.6 million in 2008), a decrease of $315,000 from the gains on the sales of other real estate owned ($37,000 in 2009 versus $352,000 in 2008) and net losses on the sale of AFS investment securities increased $208,000 ($288,000 loss in 2009 versus $80,000 in 2008). Partially offsetting these declines was an increase of $205,000 in income from bank owned life insurance and an increase of $171,000 in gains on the sales of loans and leases.
Other Expense
Non-interest expense for the second quarter of 2009 amounted to $8.3 million resulting in an increase of $1.3 million, or 18.2%, from the comparable quarter of 2008. The increase was primarily attributable to a $1.1 million increase in OREO and loan collection expenses as a result of the increase in non-performing assets, a $643,000 increase in FDIC Insurance and Pennsylvania Department of Banking assessments, which was largely due to the accrual for a special industry-wide insurance assessment from the FDIC in the amount of $600,000 that is to be paid in the third quarter, a $349,000 increase in professional and legal fees from the prior year due to the increased level of impaired loans, and a $55,000 increase in occupancy and equipment. Partially offsetting these increases were a reduction in stock option expense of $225,000 related to forfeitures and a decrease of $162,000 related to salaries and employee benefits.
For the six months ended June 30, 2009 non-interest expense of $15.5 million amounted to an increase of $1.9 million, or 13.9%, above the level of the comparable period of 2008. The increase was primarily attributable to a increase of $1.3 million in OREO and loan collection expenses as a result of an increase in non-performing assets, a $794,000 increase in FDIC Insurance and Pennsylvania Department of Banking assessments, which was largely due to the $600,000 accrual for the special insurance assessment from the FDIC mentioned above, a $618,000 increase in professional and legal fees as a result of the increased level of impaired loans, and a $152,000 increase in occupancy and equipment which was a result of the opening of two new lending centers. Partially offsetting these increases was a decrease of $437,000 related to salaries and employee benefits and a reduction in stock option expense of $286,000 related to forfeitures.
Income Tax Expense (Benefit)
Total income tax expense for the second quarter of 2009 was $0 compared to a tax benefit of $185,000 in the second quarter of 2008. The Company did not record a tax benefit despite the net loss in the second quarter of 2009 since it concluded at December 31, 2008 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets and therefore established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million. The valuation allowance increased $2.6 million to $18.1 million as of June 30, 2009 based on activity during 2009. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the second quarter of 2009 was 0% compared to an effective tax benefit of 142.3% for the same period in 2008.
Total income tax expense for the six months ended June 30, 2009 totaled $0 as compared to a tax benefit of $69,000 for the comparable period of 2008. This was primarily related to a decline in net income for the first six months of 2009 relative to the comparable period of 2008. The Company did not record a tax benefit despite the net loss for the six month period in 2009 since it concluded at December 31, 2008 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets and therefore established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million. During the first six months of 2009, the valuation allowance increased $2.6 million to $18.1 million as of June 30, 2009 based on activity during 2009. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the first half of 2009 was 0% versus an effective tax benefit of 4.8% for the comparable period of 2008.
Results of Operations by Business Segments
The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing and RBA Capital (“Other” in the segment table below). For a description of the different business segments refer to “Note 2 Segment Information” to the consolidated financial statements.

	Three months ended June 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,129,239	$108,336	$16,581	$66,489	$1,320,645

Total deposits	$876,689	$—	$—	$—	$876,689

Interest income	$12,929	$2,410	$—	$1,231	$16,570
Interest expense	8,154	934	63	530	9,681

Net interest income (loss)	$4,775	$1,476	$(63)	$701	$6,889
Provision for loan and lease losses	6,105	567	—	284	6,956
Total other (loss) income	(4,206)	120	568	114	(3,404)
Total other expenses	7,069	807	222	221	8,319
Income tax (benefit) expense	(322)	115	99	108	—

Net (loss) income	$(12,282)	$106	$184	$202	$(11,790)

Noncontrolling interest	$36	$42	$142	$44	$264

Net (loss) income attributable to Royal Bancshares	$(12,318)	$64	$42	$158	$(12,054)

	Three months ended June 30, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,002,278	$77,633	$24,225	$57,599	$1,161,735

Total deposits	$682,301	$—	$—	$—	$682,301

Interest income	$14,348	$1,957	$—	$1,397	$17,702
Interest expense	6,963	758	57	674	8,452

Net interest income (loss)	$7,385	$1,199	$(57)	$723	$9,250
Provision for loan and lease losses	4,157	22	—	352	4,531
Total other income	1,193	319	813	127	2,452
Total other expenses	5,645	613	249	534	7,041
Income tax (benefit) expense	(678)	328	177	(12)	(185)

Net (loss) income	$(546)	$555	$330	$(24)	$315

Noncontrolling interest	$—	$172	$—	$(9)	$163

Net (loss) income attributable to Royal Bancshares	$(546)	$383	$330	$(15)	$152

	Six months ended June 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,129,239	$108,336	$16,581	$66,489	$1,320,645

Total deposits	$876,689	$—	$—	$—	$876,689

Interest income	$25,564	$4,914	$—	$2,446	$32,924
Interest expense	15,947	1,862	103	1,054	18,966

Net interest income (loss)	$9,617	$3,052	$(103)	$1,392	$13,958
Provision for loan and lease losses	8,636	636	—	481	9,753
Total other (loss) income	(8,043)	146	698	211	(6,988)
Total other expenses	13,079	1,568	384	513	15,544
Income tax (benefit) expense	(669)	383	74	213	—

Net (loss) income	$(19,471)	$611	$137	$396	$(18,327)

Noncontrolling interest	$37	$245	$105	$93	$480

Net (loss) income attributable to Royal Bancshares	$(19,508)	$367	$32	$303	$(18,807)

	Six months ended June 30, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,002,278	$77,633	$24,225	$57,599	$1,161,735

Total deposits	$682,301	$—	$—	$—	$682,301

Interest income	$31,277	$3,696	$—	$2,801	$37,774
Interest expense	15,403	1,665	103	1,454	18,625

Net interest income (loss)	$15,874	$2,031	$(103)	$1,347	$19,149
Provision for loan and lease losses	6,765	22	—	1,025	7,812
Total other income	1,656	401	1,388	299	3,744
Total other expenses	11,294	929	425	997	13,645
Income tax (benefit) expense	(782)	543	301	(131)	(69)

Net income (loss)	$253	$938	$559	$(245)	$1,505

Noncontrolling interest	$82	$325	$—	$(97)	$310

Net income (loss) attributable to Royal Bancshares	$171	$613	$559	$(148)	$1,195

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
Employees: Royal Bank employed approximately 165 people on a full-time equivalent basis as of June 30, 2009.
Deposits: At June 30, 2009, total deposits of Royal Bank were distributed among demand deposits (8%), money market deposit, savings and Super Now accounts (26%) and time deposits (66%). At June 30, 2009, deposits increased $110.2 million to $793.4 million, from year-end 2008, or 16.1%, primarily due to a $92.3 million increase in time deposits. Management decided to raise deposit rates to increase liquidity and to not increase the level of

FHLB advances due to the FHLB’s full collateral delivery requirement applicable to Royal Bank and the FHLB’s suspension of its cash dividend. Included in Royal Bank’s deposits are approximately $20.9 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
Lending: At June 30, 2009, Royal Bank, including its subsidiaries, had a total net loan portfolio of $632.3 million, representing 53% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At June 30, 2009, loans increased $12.7 million from year end 2008.
Business results: Total interest income of Royal Bank for the quarter ended June 30, 2009 was $15.0 million compared to $16.1 million for the quarter ended June 30, 2008, a decrease of 7%. Total interest income for the first six months of 2009 was $29.8 million compared to $34.7 million for the same period in 2008. The decline in interest income for both the quarter and year to date was attributed to a lower yield on investment securities and a 200 basis point reduction in the prime rate by the Federal Reserve since the end of the first quarter in 2008. Interest expense was $8.7 million for the quarter ended June 30, 2009, compared to $7.9 million for the quarter ended June 30, 2008, an increase of 10%. Interest expense for the first six months of 2009 was $17.1 million compared to $17.5 million for the same period in 2008. Royal Bank recorded a net loss for the quarter ended June 30, 2009 of $9.5 million compared to net income of $1.8 million for the quarter ended June 30, 2008. The loss is mainly due to $5.9 million of provision for loan and lease losses during the second quarter of 2009 compared to $4.5 million for the second quarter of 2008, $3.9 million of impairments on AFS investment securities recorded during the second quarter of 2009 compared to $0 during the second quarter of 2008, the $1.9 million, or 23%, reduction in net interest income from $8.2 million in the second quarter of 2009 to $6.3 million in the second quarter of 2009 for the reasons mentioned above, and an increase in operating expenses related to the increase in non-performing assets. Royal Bank recorded a net loss of $11.8 million for the first half of 2009 compared to net income of $2.8 million for the first half of 2008. The net loss was largely due to similar factors that affected the second quarter earnings. Total assets of Royal Bank were $1.2 billion at June 30, 2009 and $1.1 billion at December 31, 2008. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, RBA Capital, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, and Narberth Property Acquisition LLC.
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
Employees: Royal Asian employed approximately 26 people on a full-time equivalent basis as of June 30, 2009.
Deposits: At June 30, 2009, total deposits of Royal Asian were distributed among demand deposits (8%), money market deposit, savings and Super Now accounts (12%) and time deposits (80%). At June 30, 2009, total deposits were $103.9 million, which amounted to an increase of $11.3 million, or 10.9%, from the level at December 31, 2008.
Lending: Royal Asian had a total loan portfolio of $67.8 million, representing 57% of total assets at June 30, 2009 that increased $4.6 million, or 7.3%, from the level at December 31, 2008. The loan portfolio is comprised of commercial demand, commercial mortgages, construction, and installment loans.
Business results: Net interest income of Royal Asian for the quarter ended June 30, 2009, amounted to $521,000 which was a decrease of $372,000 from the comparable quarter of 2008. Net interest income for the first six months of 2009 was $1.3 million compared to net interest income of $1.8 million for the same period in 2008. For the quarter ended June 30, 2009, Royal Asian recorded a net loss of $138,000 compared to net income of $5,000 in the second quarter of 2008. For the first half of 2009, Royal Asian recorded a net loss of $197,000 compared to net income of $41,000 for the first half of 2008. Total assets of Royal Asian amounted to $119.4 million at June 30, 2009 compared to $106.9 million at December 31, 2008.
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
Business results: Total interest income of RID for the quarter ended June 30, 2009, of $350,000 declined 40.9% from $592,000 for the quarter ended June 30, 2008. For the first six months of 2009 total interest income amounted to $669,000 resulting in a 41.3% decrease from $1.1 million during the first six months of 2008. For the quarter ended June 30, 2009, RID reported a net loss of $987,000, compared to net loss of $1.4 million for the quarter ended June 30, 2008 primarily due to $1.3 million of impairments on available for sale securities being recorded in 2009 versus $2.5 million during 2008. For the first half of 2009, RID reported a net loss of $5.5 million versus a net loss of $1.3 million in the comparable period of 2008. The year over year decline for the first half was primarily related to impairment of investment securities of $5.7 million in 2009 versus $2.5 million in 2008. At June 30, 2009, total assets of RID were $47.1 million, of which $6.3 million was held in cash and cash equivalents and

$20.0 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. Royal Bank has extended loans to RID, secured by securities and as per the provisions of Regulation W. At June 30, 2009, the amount due Royal Bank from RID was $9.4 million.
Royal Captive Insurance Company
On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. At June 30, 2009, total assets of Royal Captive Insurance were $2.6 million.
Royal Preferred LLC
On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At June 30, 2009, Royal Preferred LLC had total assets of approximately $21 million.
Royal Bancshares Capital Trust I and II
On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2009 amounted to 2.78% and 5.80%, respectively for Capital Trust I and Capital Trust II.
Tax Lien Operations
Crusader Servicing Corporation
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, PA 19072. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. At June 30, 2009, total assets of CSC were $18.3 million. Included in total assets is $5.2 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount. As a result of the recent deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired by approximately $2.5 million. Subsequently, in the second quarter of 2009 further deterioration occurred in this market and an additional impairment of approximately $560,000 was recorded. In the first quarter of 2009, CSC charged-off $1.2 million of the impairment. The outstanding SMI loan balance was $5.2 million and $6.6 million at June 30, 2009 and December 31, 2008.
Business results: Net interest income of CSC for the quarter ended June 30, 2009, amounted to $196,000 which resulted in a decline of $191,000, from the comparable quarter of 2008. Net interest income for the first half of 2009 decreased $280,000 from $770,000 for the first half of 2008 to $490,000 due to the SMI loan mentioned previously. The net loss for CSC for the three and six months ended June 30, 2009, was $331,000 and $369,000, respectively, compared to net income of $246,000 and $287,000, respectively, for the comparable periods of 2008. The provision for lien losses increased $545,000 from the second quarter of 2008 to $567,000 for the second quarter of 2009. The provision for lien losses for the six months ended June 30, 2009 and June 30, 2008 was $636,000 and $22,000, respectively. At June 30, 2009, total assets of CSC were $18.3 million, of which $19.1 million was held in tax liens. The provision for lien loss was $2.0 million at June 30, 2009. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W. At June 30, 2009, the amount due Royal Bank from CSC was $16.8 million.

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
Business results: Net interest income of RTL of $1.3 million for the quarter ended June 30, 2009, increased $640,000, or 100%, for the comparable quarter of 2008 largely due to increased interest on certificates and penalty income year over year associated with a significant increase in tax liens. For the first half of 2009, net interest income of $2.6 million increased $1.3 million, or 1.03 times, above the comparable period of 2008 due to the significant growth in tax liens year over year. Net income for RTL of $437,000 for the quarter ended June 30, 2009 increased $106,000, or 31.9%, from the comparable quarter of 2008 due to a significant increase in tax liens year over year. For the six months ended 2009 net income for RTL of $981,000 amounted to an increase of $330,000, or 50.6%, above the comparable period of 2008 again due to the growth in tax liens for RTL over the past year. At June 30, 2009, total assets of RTL were $90.0 million, of which the majority was held in tax liens as compared to total assets at December 31, 2008 of $64.6 million and total assets at June 30, 2008 of $50.3 million, of which the majority was held in tax liens.
Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W. At June 30, 2009, the amount due Royal Bank from RTL was $88.0 million.
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
Business results: At June 30, 2009, total assets of RIA under FIN 46(R) were $20.5 million compared to $21.2 million at December 31, 2008. For the quarter ended June 30, 2009, RIA had net income of $81,000 compared to $1.3 million for the comparable period of 2008 while net income for the first half of 2009 amounted to $79,000 compared to $1.6 million for the comparable six months of 2008. The 2008 periods included a gain on sales of real estate. For more information about Royal Investments America refer to “Note 13 Real Estate Owned via Equity Investment” to the consolidated financial statements. Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At June 30, 2009, there were no outstanding loans from Royal Bank to RIA.
Other Segment
Royal Bank America Leasing, LP
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first six months of 2009 and 2008, neither sales nor purchases of lease portfolios were material.
Business results: At June 30, 2009, total assets of Royal Leasing were $31.3 million, including $30.9 million in net leases, as compared to $25.7 million in assets at December 31, 2008. During the quarter ended June 30, 2009, Royal Leasing had net interest income of $403,000, an increase of $90,000 from the comparable period of 2008; provision for lease losses of $284,000 versus $350,000 in the comparable quarter of 2008; non-interest income of $114,000 as compared to $83,000 in the second quarter of 2008; and non-interest expense of $111,000 versus $240,000 for the second quarter of 2008. Net income for Royal Leasing for the three and six months ended June 30, 2009, was $79,000 and $182,000, respectively as compared to net losses of $127,000 and $40,000, respectively for the comparable periods of 2008.
Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and in accordance with Regulation W. At June 30, 2009, the amount due Royal Bank from RBA Leasing was $30.2 million.
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
Business results: At June 30, 2009, total assets of RBA Capital were $35.2 million versus $37.5 million at December 31, 2008. Net loans amounted to $34.9 million at June 30, 2009, a decrease of $2.4 million, or 6.4%, from $37.3 million at December 31, 2008. Net interest income of $297,000 for the second quarter of 2009 decreased $112,000, or 27.4%, from the comparable quarter of 2008 due principally to an increase in non-accrual loans. For the first half of 2009, net interest income amounted to $628,000, a decline of $95,000, or 13.1%, from the comparable period of 2008. RBA Capital had net income for the second quarter of 2009 of $122,000 versus net income of $103,000 in the comparable quarter of 2008. Net income for the first half of 2009 was $214,000 versus a net loss of $204,000 for the comparable period of 2008. The increase was due to the provision for loan losses booked in the first quarter of 2008. Royal Bank has extended loans to RBA Capital at market interest rates, secured by the loan portfolio of RBA Capital and as per the provisions of Regulation W. At June 30, 2009, the amount due Royal Bank from RBA Capital was $34.6 million.

FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets as of June 30, 2009 were $1.3 billion, an increase of $145.1 million, or 12.3%, from December 31, 2008. This increase was attributed to a $64.2 million growth in AFS investments, a $39.9 million increase in cash and cash equivalents, a $19.0 million increase in other real estate owned, and a $16.0 million increase in net loans and leases.
Cash and Cash Equivalents
Total cash and cash equivalents increased $39.9 million from $14.3 million at December 31, 2008 to $54.2 million at June 30, 2009, as a result of management’s decision to maintain a higher level of liquidity as mentioned above.
Investment Securities
Total investment securities grew $64.2 million, or 17.8%, to $425.5 million at June 30, 2009, from the level at December 31, 2008. This increase was primarily due to an increased level of cash generated from deposit growth during the first six months of 2009 that was partially redeployed into U.S. agency collateralized mortgage obligations. FHLB stock was $11.0 million at June 30, 2009 and December 31, 2008.
Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124, “Recognition and Presentation of Other-Than-Temporary Impairments”. Under the new FSP which applies to existing and new debt securities, OTTI is considered to have occurred (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit related loss and the loss related to other factors. The credit related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.
During the second quarter of 2009 and the first six months of 2009, the Company recorded OTTI charges to earnings of $5.1 million and $9.3 million, respectively, related to various equity investments, trust preferred securities, corporate bonds, and non-agency CMO’s. The credit-related OTTI charge recorded in earnings for the trust preferred securities, corporate bonds, and non-agency CMOs was $3.7 million for the three months and six months ended June 30, 2009. The Company recorded OTTI charges related to equity and other securities of $1.4 million and $4.2 million for the three months and six months ended June 30, 2009, respectively.
The AFS portfolio had gross unrealized losses of $18.6 million at June 30, 2009, which declined from gross unrealized losses of $37.8 million at December 31, 2008. During the second quarter of 2009 the Company recorded a $5.1 million total impairment charge that was primarily comprised of preferred and common stocks totaling $1.2 million, corporate bonds totaling $1.3 million, trust preferred securities totaling $1.9 million and CMOs totaling $459,000. During the first quarter of 2009, the Company recorded a $4.2 million impairment charge related to preferred and common stocks. For the six months ended June 30, 2009, gross unrealized losses have declined for preferred and common stocks, collateralized mortgage obligations, collateralized debt obligations, corporate bonds, and trust preferred securities due to increased fair market values of the investments and the impairment charges that occurred during the first and second quarters. The gross unrealized losses are primarily related to the turbulent credit and financial markets coupled with the current economic environment but have improved during the past quarter as markets have exhibited more stability. As a result many of the investment securities are expected to continue to increase in value as the markets become normalized and the resulting fair market values recover. Management expects full collection of cash flows on the non impaired investments within the AFS portfolio.
Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 4 Comprehensive Income.” When a loss is deemed to be other than temporary but the Company does not intend to sell the security and it is not more likely than not that the Company will have to sell the security before recovery of its cost basis, the Company will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.
The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Loans and Leases
Total loans and leases increased $15.5 million, or 2.2%, from the $700.7 million level at December 31, 2008 to $716.2 million at June 30, 2009. This increase was primarily due to an increase in tax certificates of $16.9 million, an increase of $9.0 million in single family residential loans, and an increase of $6.1 million in leases, which was partially offset by a decrease of $12.8 million in non-residential real estate loans and a decrease of $4.4 million in land development loans. The Company has become more selective in approving land development loans as well as commercial real estate loans given the existing loan concentration coupled with the current extremely weak housing market and commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans.
The following table represents loan balances by type:

	June 30,	December 31,
(In thousands)	2009	2008

Commercial and industrial	$87,101	$86,278
Construction	168,175	167,204
Land Development	69,735	74,168
Const. and land develop. — mezzanine	2,458	2,421
Single family residential	36,526	27,480
Real Estate — non-residential	221,769	234,573
Real Estate — non-res. — mezzanine	2,979	4,111
Real Estate — multi-family	13,967	14,059
Real Estate -1-4 family — mezzanine	—	335
Tax certificates	81,088	64,168
Leases	32,226	26,123
Other	1,306	1,243

Total gross loans and leases	$717,330	$702,163
Deferred fees, net	(1,163)	(1,441)

Total loans and leases	$716,167	$700,722

Deposits
Total deposits, the primary source of funds, increased $116.6 million, or 15.3%, to $876.7 million at June 30, 2009, from December 31, 2008. The growth in deposits was primarily associated with an increase in time deposits under $100,000 which increased $61.4 million, or 35.3%, time deposits over $100,000 which increased $42.6 million, or 13.1%, and non-interest bearing demand deposits which increased $13.9 million, or 27.4%. Now and money market accounts and savings accounts had small declines during this period. Management decided to raise specific deposit rates to grow deposits and to improve liquidity during the current economic times which caused the increase in overall deposits.
The following table represents ending deposit balances by type:

	June 30,	December 31,
(In thousands)	2009	2008

Demand (non-interest bearing)	$64,829	$50,886
NOW and Money Markets	192,895	193,869
Savings	14,791	15,171
Time deposits (over $100)	368,585	325,958
Time deposits (under$100)	235,589	174,184

Total deposits	$876,689	$760,068

Borrowings
Total borrowings, which include short and long-term borrowings, decreased $3.2 million, or 1.2%, to $272.5 million at June 30, 2009, from $275.7 million at December 31, 2008. This reduction is attributed to the monthly payments on amortizing borrowings during the first six months of 2009. During the first six months of 2009, management decided not to incur additional borrowings because of the FHLB full collateral delivery requirement applicable to Royal Bank and the FHLB’s suspension of its cash dividend.
Obligations Related to Equity Investments in Real Estate
The Company consolidated into its balance sheet $11.5 million and $12.4 million of debt at June 30, 2009 and December 31, 2008, respectively, related to a real estate equity investment of which none is guaranteed by the Company. The reduction was due to sales of units during the period.
Stockholders’ Equity
Consolidated shareholders’ equity increased $27.2 million, or 33.4%, to $108.8 million at June 30, 2009 from $81.6 million at December 31, 2008. On February 20, 2009, the Company received approximately $30.4 million via the issuance of preferred stock under the Troubled Assets Relief Program (“TARP”) Capital Purchase Plan (“CPP”) established by the U.S. Treasury. Other comprehensive loss declined $15.5 million to $10.6 million at June 30, 2009 from $26.1 million at December 31, 2008. Refer to the “Capital Adequacy” section for more information on the TARP funds.
CAPITAL ADEQUACY
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At June 30, 2009, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.
On July 15, 2009, Royal Bank agreed to enter into a Consent Order with each of the Federal Deposit Insurance Corporation and the Commonwealth of Pennsylvania Department of Banking. As a result of this order, Royal Bank America is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met these requirements as of June 30, 2009.

The table below provides a comparison of the Company, Royal Bank and Royal Asian’s risk-based capital ratios and leverage ratios for June 30, 2009 and December 31, 2008:

	As of June 30, 2009
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$154,878	14.71%	$84,216	8.00%	N/A	N/A
Royal Bank	116,583	12.21%	76,404	8.00%	$95,505	10.00%
Royal Asian	14,465	16.34%	7,083	8.00%	8,853	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$141,531	13.44%	$42,108	4.00%	N/A	N/A
Royal Bank	104,469	10.94%	38,202	4.00%	$57,303	6.00%
Royal Asian	13,354	15.08%	3,541	4.00%	5,312	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$141,531	10.88%	$39,017	3.00%	N/A	N/A
Royal Bank	104,469	8.81%	35,554	3.00%	$59,257	5.00%
Royal Asian	13,354	11.38%	3,520	3.00%	5,867	5.00%

	As of December 31, 2008
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$136,273	13.04%	$83,611	8.00%	N/A	N/A
Royal Bank	97,478	10.26%	76,007	8.00%	$95,008	10.00%
Royal Asian	14,739	18.65%	6,322	8.00%	7,903	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$123,013	11.77%	$41,806	4.00%	N/A	N/A
Royal Bank	85,406	8.99%	38,003	4.00%	$57,005	6.00%
Royal Asian	13,749	17.40%	3,161	4.00%	4,742	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$123,013	10.30%	$35,835	3.00%	N/A	N/A
Royal Bank	85,406	7.81%	32,819	3.00%	$54,698	5.00%
Royal Asian	13,749	13.97%	2,952	3.00%	4,921	5.00%
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
On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the United States Department of Treasury (“Treasury”), the Company issued to Treasury 30,407 shares of the Company’s Fixed Rate

Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share. In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock. The aggregate purchase price for the Series A Preferred Stock and Warrant was $30.4 million in cash. The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators. The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock. The Company’s intention is to utilize the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity.
LIQUIDITY & INTEREST RATE SENSITIVITY
Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios. The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%. At June 30, 2009, the Company’s liquidity ratios well exceeded the policy minimums.
On August 13, 2009, the Company’s board of directors has determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The board of directors also intends to suspend interest payments on its $25.8 million of outstanding trust preferred securities. The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities. However, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company.
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

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2009:

	Days		1 to 5	Over 5	Non-rate
(In millions)	0 - 90	91 - 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$40.0	$—	$—	$—	$14.2	$54.2
Federal funds sold	—	—	—	—	—	—
Investment securities:
Available for sale	103.2	65.7	173.2	96.9	(13.5)	425.5
Loans:
Fixed rate	37.7	70.7	191.1	31.2	—	330.7
Variable rate	334.7	51.4	1.9	—	(28.4)	359.6

Total loans	372.4	122.1	193.0	31.2	(28.4)	690.3
Other assets	—	41.7	—	—	108.9	150.6

Total Assets	$515.6	$229.5	$366.2	$128.1	$81.2	$1,320.6

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$64.8	$64.8
Interest bearing deposits	20.2	68.1	119.4	—	—	207.7
Certificate of deposits	34.8	274.8	290.4	4.2	—	604.2

Total deposits	55.0	342.9	409.8	4.2	64.8	876.7
Borrowings (1)	81.4	34.6	169.4	12.9	11.5	309.8
Other liabilities	—	—	—	—	25.3	25.3
Capital	—	—	—	—	108.8	108.8

Total liabilities & capital	$136.4	$377.5	$579.2	$17.1	$210.4	$1,320.6

Net interest rate GAP	$379.2	$(148.0)	$(213.0)	$111.0	$(129.2)

Cumulative interest rate GAP	$379.2	$231.2	$18.2	$129.2

GAP to total assets	27%	-11%

GAP to total equity	228%	-136%

Cumulative GAP to total assets	27%	18%

Cumulative GAP to total equity	228%	213%

(1)	The $11.5 million in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At June 30, 2009, floating rate loans with floors and without floors were $141.0 million and $218.6 million, respectively.
REGULATORY ORDERS
On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Commonwealth of Pennsylvania Department of Banking (“Department”).
The material terms of the orders are identical and require Royal Bank to:
•	have and retain qualified management, and notify the FDIC and the Department of any changes in Royal Bank’s board of directors or senior management;

•	increase participation of Royal Bank’s board of directors in Royal Bank’s affairs by having the board assume full responsibility for approving Royal Bank’s policies and objectives and for supervising Royal Bank’s management;

•	eliminate all assets classified as “Loss” and formulate a written plan to reduce assets classified as “Doubtful” and “Substandard” at its regulatory examination;

•	develop a written plan to reduce delinquent loans, and restrict additional advances to borrowers with existing credits classified as “Loss,” “Doubtful” or “Substandard”;

•	develop a written plan to reduce Royal Bank’s commercial real estate loan concentration;

•	maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) equal to or greater than 12%;

•	formulate and implement written profit plans and comprehensive budgets for each year during which the orders are in effect;

•	formulate and implement a strategic plan covering at least three years, to be reviewed quarterly and revised annually;

•	revise the liquidity and funds management policy and update and review the policy annually;

•	refrain from increasing the amount of brokered deposits held by Royal Bank and develop a plan to reduce the reliance on non-core deposits and wholesale funding sources;

•	refrain from paying cash dividends without prior approval of the FDIC and the Department;

•	refrain from making payments to or entering contracts with Royal Bank’s holding company or other Royal Bank affiliates without prior approval of the FDIC and the Department;

•	submit to the FDIC for review and approval an executive compensation plan that incorporates qualitative as well as profitability performance standards for Royal Bank’s executive officers;

•	establish a compliance committee of the board of directors of Royal Bank with the responsibility to ensure Royal Bank’s compliance with the orders; and

•	prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.
The orders will remain in effect until modified or terminated by the FDIC and the Department.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.
ITEM 4T — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange

Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, except as described below, our CEO and CFO concluded, subject to the limitations on effectiveness described in Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2008, that the Company’s disclosure controls and procedures were effective at June 30, 2009.
As described in Item 9A(T) in our annual report on Form 10-K for the year-ended December 31, 2008, management had identified a material weakness associated with internal controls related to the accounting for deferred income taxes. To remediate this weakness, the Company engaged a nationally recognized independent public accounting firm to review the Company’s accounting procedures related to deferred income taxes for December 31, 2008 and March 31, 2009. The Company continued to consult with the independent public accounting firm during the second quarter of 2009.
(b) Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in Part I, “Item 1A . Risk Factors” of our Form 10-K for the year ended December 31, 2008. Before making an investment decision, investors should carefully consider the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2008 in conjunction with the other information in this report, including our consolidated financial statements and related notes. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occurs, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

The cease and desist order limits certain activities that we may perform and increases our compliance costs
Royal Bank is primarily supervised by the Federal Deposit Insurance Company (“FDIC”) and the Commonwealth of Pennsylvania Department of Banking (“Department”), and Royal Bank’s good standing with its regulators is of fundamental importance to the continuation of its business. As more fully described in Note 20 “Subsequent Events”, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with each of the FDIC and the Department. The Order requires Royal Bank, among other things, to file progress reports related to its compliance with the Order. The Order also stipulates that Royal Bank reduce its concentration in commercial real estate loans and reliance on wholesale funding sources. We cannot predict the further impact of the Orders upon our business, financial condition, or results of operations. In addition we cannot predict whether the FDIC or the Department will take any further action with respect to Royal Bank, or, if any such action were taken, whether such action would have a material adverse effect on the Company or Royal Bank.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Stock Repurchases
None
Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to Vote Security Holders
On May 20, 2009, at the Annual Meeting of Shareholders of Royal Bancshares of Pennsylvania, Inc., the shareholders voted by proxy or in person to (i) elect the four nominees as Class I Directors of the Corporation to serve for a three year term and until their successors are elected and qualified; (ii) ratify Beard Miller Company LLP as the independent registered public accounting firm for 2009; and (iii) approve a non-binding resolution on executive compensation.
The voting results to elect the four nominees as Class I Directors of the Corporation to serve for a three year term and until their successors are elected and qualified are as follows:

		% of	Total votes	% of votes
	Total votes for	votes for	withheld	withheld

Edward F. Bradley	24,920,547	78.36%	273,712	0.86%
James J. McSwiggan	24,946,031	78.44%	248,228	0.78%
Linda Tabas Stempel	24,859,219	78.17%	335,040	1.05%
Howard J. Wurzak	24,906,503	78.31%	287,756	0.91%
The voting results to ratify Beard Miller Company LLP as the independent registered public accounting firm for 2009 are as follows:

		% of
	Total shares	shares
	voted	voted

For	24,836,844	78.10%
Against	331,545	1.04%
Abstain	25,870	0.81%

The voting results to approve the non-binding resolution on executive compensation are as follows:

		% of
	Total shares	shares
	voted	voted

For	24,614,231	77.40%
Against	520,483	1.64%
Abstain	59,545	0.19%
Item 5. Other Information
None
Item 6. Exhibits
      (a)
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

10.1	FDIC Stipulation and Consent to the Issuance of an Order to Cease and Desist (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.2	FDIC Order to Cease and Desist (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.3	Pennsylvania Department of Banking Stipulation and Consent and Order to Cease and Desist (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R, Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 14, 2009.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 14, 2009.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 14, 2009.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 14, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: August 14, 2009	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial Officer