Form 10-Q/A
period 2009-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2009-11-12
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
The Company is amending Item 4 of Part I of the Company’s Form 10-Q for the quarter ended March 31, 2009 (the “Form 10-Q”) to read in its entirety as set forth below.
The Form 10-Q as amended hereby continues to speak as of the date of the Form 10-Q and the disclosures have not been updated to speak as of any later date. Any items in this Form 10-Q/A that are not expressly changed hereby shall be as set forth in the Form 10-Q. All information contained in this Amendment No. 1 and the Form 10-Q is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.
Pursuant to SEC Rule 12b-15, in connection with this Amendment No. 1 on Form 10-Q/A, the Company is filing updated Exhibits 31.1, 31.2, 32.1, and 32.2.

ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective at March 31, 2009.
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

Item 6. Exhibits
     (a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.ii to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

31.1	Section 302 Certification pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Principal Executive Officer.

31.2	Section 302 Certification pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Financial Officer.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: November 12, 2009	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial Officer