Form 10-Q/A
period 2009-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2009-11-12
CIK 922487

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

EXPLANATORY NOTE
The Company is amending Item 4 of Part I , Item 1A. of Part II and Item 4 of Part II of the Company’s Form 10-Q for the quarter ended June 30, 2009 (the “Form 10-Q”) to read in their entirety as set forth below.
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

ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective at June 30, 2009.
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
Item 1A. Risk Factors
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
The cease and desist order limits certain activities that we may perform and increases our compliance costs.
Royal Bank is regulated by the FDIC and the Commonwealth of Pennsylvania Department of Banking. As more fully described in Note 20 “Subsequent Events”, on July 19, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the FDIC and the Department of Banking. The Orders include a number of provisions relating to the operation of the business of Royal Bank, including provisions requiring Royal Bank to reduce its concentration in commercial real estate loans and reliance on wholesale funding sources. The provisions of the Orders, including any actions that the FDIC or Department of Banking may take to enforce them, as well as the additional compliance costs resulting from the Orders, may adversely affect our business, financial condition, or results of operations.
Item 4. Submission of Matters to a Vote of Securityholders.
On May 20, 2009, at the Annual Meeting of Shareholders of Royal Bancshares of Pennsylvania, Inc., the shareholders voted by proxy or in person to (i) elect the four nominees as Class I Directors of the Corporation to serve for a three year term and until their successors are elected and qualified; (ii) ratify Beard Miller Company LLP (ParenteBeard effective October 1, 2009) as the independent registered public accounting firm for 2009; and (iii) approve a non-binding resolution on executive compensation.
The voting results to elect the four nominees as Class I Directors of the Corporation to serve for a three year term and until their successors are elected and qualified are as follows:

	Edward F. Bradley		James J. McSwiggan		Linda Tabas Stempel		Howard J. Wurzak
		% of		% of		% of		% of
	Total shares	shares	Total shares	shares	Total shares	shares	Total shares	shares
	voted	voted	voted	voted	voted	voted	voted	voted
For	24,920,547	78.36%	24,946,031	78.44%	24,859,219	78.17%	24,906,503	78.31%
Against	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Abstain	273,712	0.86%	248,228	0.78%	335,040	1.05%	287,756	0.91%
The voting results to ratify Beard Miller Company LLP as the independent registered public accounting firm for 2009 are as follows:

		% of
	Total shares	shares
	voted	voted
For	24,836,844	78.10%
Against	331,545	1.04%
Abstain	25,870	0.81%
Broker non-votes	—	0.00%
The voting results to approve the non-binding resolution on executive compensation are as follows:

		% of
	Total shares	shares
	voted	voted
For	24,614,231	77.40%
Against	520,483	1.64%
Abstain	59,545	0.19%
Broker non-votes	—	0.00%

Item 6. Exhibits
     (a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.ii to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

31.1	Section 302 Certification pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Principal Executive Officer.

31.2	Section 302 Certification pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Principal Financial Officer.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: November 12, 2009	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial Officer