Form 10-K/A
period 2008-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2009-11-13
CIK 922487

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

TABLE OF CONTENTS

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXPLANATORY NOTE
The Company is amending Items 10 and 13 of Part III of the Company’s Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) to add certain disclosures. For convenience of reference, additional or revised disclosures are indicated by underlining.
The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak as of any later date. Any items in this Form 10-K/A No. 2 that are not expressly changed hereby shall be as set forth in the Form 10-K filed on March 30, 2009 as amended by the Form 10-K/A No. 1 filed on May 11, 2009. All information contained in this Amendment No. 2 and the Form 10-K as previously amended is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.
Pursuant to SEC Rule 12b-15, in connection with this Amendment No. 1 on Form 10-K/A, the Company is filing updated Exhibits 31.1, 31.2, 32.1, and 32.2.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
The information required in this Item, relating to directors, executive officers, and control persons is set forth in the Company’s Proxy Statement (the “Proxy Statement”) to be used in connection with the 2009 Annual Meeting of Shareholders under the headings “Remuneration of Directors and Officers and Other Transactions”, which pages are incorporated herein by reference, except that the information set forth under the caption “Beneficial Ownership — Compliance” is amended to read as follows:
Beneficial Ownership — Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation’s officers, directors, and persons who won more than 10% of the registered class of the Corporation’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Corporation copies of all Section 16(a) forms that they file.

     Based on a review of forms received from certain reporting persons, or written representations from reporting persons that no Form 5 filings were required from those persons, the Corporation believes that, during the period from January 1, 2008 through December 31, 2008, its officers and directors were in compliance with all filing requirements applicable to them, except as follows: Director Richards did not timely file his Form 3 upon his election to the Board in May 2007 (which would have reflected the ownership of 2,350) shares of the Corporation’s common stock at the time of election). Director Goldstein did not timely file his Form 3 upon his election to the Board in August 2007 (which would have reflected the ownership of 1,520 shares of the Corporation’s common stock at the time of election) and failed to timely file seven Form 4 reports to list twelve transactions involving the purchase of an aggregate of 4,487 shares of the Corporation’s common stock during 2008. Director Bradley did not timely file his Form 3 upon his election to the Board in December 2008 (which would have reflected the ownership of no shares of the Corporation’s common stock at the time of election) and failed to timely file two Form 4 reports to list five transactions involving the purchase of an aggregate of 20,000 shares of the Corporation’s common stock shortly after his election, which Form 4 reports were filed approximately one week late.

ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item, relating to executive compensation, is set forth in the Company’s Proxy Statement to be used in connection with the 2009 Annual Meeting of Shareholders, under the heading “Remuneration of Directors and Officers and Other Transactions”, which pages are incorporated herein by reference, except that the information under the caption “II. Executive Compensation Program and Objectives,” beginning on page 10 of the Proxy Statement, the information under the caption “III. Director Compensation,” on page 18 of the Proxy Statement and the information under the caption “Tables and other narrative disclosures” on pages 18 through 32 of the Proxy Statement are revised to read as follows:
II. Executive Compensation Program Objectives
1. Compensation Objectives
          The chief compensation objectives of the Corporation for executive officers and directors are to (i) establish compensation programs that are competitive in the banking industry so that the Corporation can attract, motivate and retain talented, competent and experienced management and directorship, (ii) ensure that compensation is based upon certain performance measurements so that pay is aligned with performance, (iii) benchmark the Corporation’s performance against peer groups (see below for description) to verify that pay levels versus performance are consistent with pay/performance levels in the banking industry, and (iii) align the interests of the Corporation’s management and directorship with the interests of the Corporation’s shareholders.
          Overall, the Corporation strives to design its compensation program to permit the Corporation to:
a)	support its business plan and strategy by clearly setting forth what is expected of executives with respect to financial results and goals and by rewarding achievement of said results and goals;

b)	allow for recruiting and retaining executive talent; and

c)	align management performance and their interests with the interests of the Corporation’s shareholders.

          Engaged by the Committee, on June 15, 2007, Mosteller and Associates issued a report on executive compensation for the Corporation. Their Report included an analysis of the Tier 1 executive positions at the Corporation benchmarked to published databases including Watson Wyatt (regional banks in Mid-Atlantic region and nationwide with asset size from $900 million to $2 billion); CompAnalyst (financial services in Mid-Atlantic with average asset size $1-$10 billion); ERI (financial services in Mid-Atlantic with average asset size $2 billion) and to a custom peer group consisting of 17 regional banks selected by the consultant which were deemed to be regionally comparable to the Corporation. The data from the custom peer group was accorded the greatest weight by the consultant. The data for the peer group was gathered from each institution’s 2007 proxy statements and included executive compensation reported for 2006.
          Of the 17 regional financial institutions selected by the consultant, 14 of the institutions were located in Pennsylvania, one in New Jersey, one Maryland and one in Delaware. The institutions ranged in asset size from a low of $827 million to a high of $5.4 billion.
          The depository institutions used in the peer group, as of June 15, 2007, are as follows:

Bryn Mawr Bank Corporation	First Chester County Corporation	Willow Financial Bancorp, Inc.
Republic First Bancorp, Inc.	VIST Financial Corp.	Omega Financial Corporation
ESB Financial Corporation	Pennsylvania Commerce Bancorp	Univest Corporation of Penna.
Sandy Spring Bancorp, Inc.	KNBT Bancorp, Inc.	WSFS Financial Corporation
Harleysville National Corporation	Sterling Financial Corporation	Sun Bancorp, Inc.
Community Banks, Inc.	National Penn Bancshares, Inc.
          The Committee historically has employed the philosophy that although the Corporation has traditionally performed near the top percentile of its peers, to be somewhat conservative, compensation for executive officers should be competitive with that of peers in the 75th percentile of performance. During the past year the Committee elected not to increase salaries and not to award bonuses based upon the Corporation’s financial performance. The Committee intends to update the peer study in 2009 for use in establishing base salaries for executive compensation subject to the Corporation’s achievement of financial performance criteria.
2. Intent of Program Design
          The Corporation seeks to achieve its compensation objectives by offering the following key elements of executive compensation:
a)	a base salary;

b)	a performance-based bonus program, paid in cash, that generally comprises a higher percentage of total cash compensation than the Corporation’s peers;

c)	periodic (generally annually) grants of long-term, equity-based compensation. This is comprised generally of stock option grants, however, a portion of this element may be paid in the form of restricted stock and other types of long-term, equity-based components (subject to Committee approval). Awards of restricted stock will be generally performance-based, requiring the achievement of specific goals; and

d)	a Supplemental Executive Retirement Plan.
          The Corporation intends that the design of the elements of its compensation program reward executive management and directorship for maintaining profitability, longevity, profitable growth, price appreciation of the Corporation’s stock and having high standards of ethics and integrity.

          Throughout its history, the Corporation has focused to a great extent on profitability. Accordingly, the Corporation desired to attract executive talent that was bottom-line oriented and was willing to have a larger part of his or her salary subject to profit performance. Therefore, executive officers of the Corporation have a larger portion of their cash compensation earned under a performance plan in which net income is the key element, than do executive officers of most of the Corporation’s peers. This performance pay plan also contains provisions that the amount due an executive under the plan can be reduced or eliminated altogether for unethical behavior.
          To encourage long-term service to the Corporation, the Corporation offers an omnibus long term- incentive plan, intended to focus executives on market appreciation of the stock price, thereby further aligning the interests of the executives with those of the Corporation’s shareholders under which the Committee could recommend the issuance of stock options, restricted stock (generally performance-based, requiring the achievement of specific goals) and other long term equity compensation (subject to subsequent full Board approval). In addition the Corporation provides a Supplemental Executive Retirement Plan (“SERP”) and employment contracts to certain executive officers.
3. Elements of Compensation
     Base Salary
          The objective of base salary is to reflect job duties, inherent value of the executive to the Corporation, and performance of the executive considering market competitiveness.
          The Committee relied in large part on the Report to determine base salary for five of its executive officers. The amount of any increase in the base salaries from year to year and the base salaries are determined by the Committee using a number of factors, including the following:
a)	the requirements and responsibilities of the position along with, if available, salary norms for executives in comparable positions at peers;

b)	the expertise of the individual executive;

c)	market competition for services of similar executives;

d)	the advice from Mosteller and Associates, and any other third-party advisor to the Committee; and

e)	the recommendations of the Chief Executive Officer (except with respects to his own compensation).
          Base salaries are generally reviewed annually, with third-party analysis performed every two to three years.
          With respect to the named executive officers, all but former employee Gregg J. Wagner are employed pursuant to employment agreements. These agreements are described under Employment Agreements below.
          Commencing in 2008, there were no changes in base salary to those which were previously put into place by the Committee effective on January 1, 2007 based on the current economic environment and the Committee’s evaluation of the factors listed above: (i) Joseph P. Campbell’s salary remained at $403,520; (ii) James J. McSwiggan’s salary remained at $256,750; (iii) Robert R. Tabas’s salary remained at $214,750; (iv) Murray Stempel III’s salary remained at $183,560, and (v) Robert A. Kuehl’s original salary was $180,000 per annum pro rated from June 16, 2008 to December 31, 2008.

     Performance-Based Bonus Program
          The Corporation’s objective under the Bonus Plan is to ensure that executive officers and staff are focused on keeping the Corporation profitable. Each year, a portion of the Corporation’s net income is allocated to the Bonus Plan from which bonus payments are made. If the Corporation has a net loss, no payments to any employees are made under the Bonus Plan.
          Generally, the cash portion of total compensation paid to executives is comprised of base salary and performance-based bonus payments. The general philosophy of the Corporation is to attract bottom-line oriented executives who are willing to have a larger portion of their total cash compensation at-risk than is typical of the Corporation’s peers.
          For executive officers, as in the prior years, the Bonus Plan approved by the committee allows for a fund equal to 5% of annual net income of the Corporation (“Bonus Fund”). The Bonus Fund, which is at the discretion of the Committee, is then traditionally allocated 82.5% to executive officers and 17.5% to other officers, department heads and key employees. The Committee approves a specific percentage of the Bonus Fund for each executive officer and participating non-executive officer and employee based upon that formula. The amount of the allocated Bonus Fund is then multiplied by the specific percentage approved for each participant to arrive at the amount paid to the participant.
          The Committee and the Chief Executive Officer (except for his own payment) has the authority to decrease the payment to any participant based on individual performance over the year. In addition, the Committee and the Chief Executive Officer also has the authority to reduce or eliminate altogether the payment due a participant under the Bonus Plan for unethical behavior or behavior prohibited under any policy of the Corporation.
          For 2008, there were no payments made to any of the named executives under the Bonus Plan.
     Long-term Incentive Compensation (Equity-based Plan)
          The long-term incentive program, which is equity-based, provides a periodic award, generally annual, to the named executive officers and other key staff members. In 2007, the shareholders approved an omnibus long term incentive plan. The Corporation has named the program the Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan (the “LTIP”). In accordance with the LTIP, the Committee awarded stock options for 2008 on October 7, 2008. For 2009, the Committee expects to determine the issuance of stock options and restricted stock awards sometime after July, 2009. For years subsequent to 2009, the Committee expects to adopt the practice of issuing stock options and restricted stock awards during May/June of each year. The chief program objective is to align executive officer compensation over a multi-year period directly with the interests of the Corporation’s shareholders by rewarding the creation and preservation of long-term shareholder value. For 2008, the stock options awarded to employees of the Corporation will expire in 10 years and vest at 20% per year. In addition the Option Plan contains a restricted stock component which over the life of the LTIP may not exceed 250,000 shares of the 1,000,000 shares authorized under the LTIP. A restricted stock award is an award of common stock that is subject to restrictions on transfer until certain vesting requirements, which may include one or more performance goals that the Committee will set. The Committee recommends, subject to board approval, the terms and conditions of each restricted stock award. By basing the long-term incentive on the above terms, not only does the program encourage the executive officer to create and maintain stock market value, but provides an incentive to continue employment with the Corporation, thus helping the Corporation to retain talented, motivated executives.

          Under the provisions of the former stock option plan which expired in 2007, long-term awards that were made under that program were generally in the form of stock options that expire in 10 years following the date of the award and vest at 20% per year. The Corporation had named that program the Employee Stock Option Plan (“1990 Option Plan”).
          Under the 1990 Option Plan, generally, stock options expire immediately following separation of employment, except upon a Board approved retirement, death or disability, in which case a 90 day extension is provided. Commencing with the adoption of the LTIP in 2007, if a participant terminates employment or service due to death, disability, retirement, or is involuntarily terminated other than for cause, the participant may exercise a vested stock option at any time within five years after such termination (unless a shorter time period is provided in the grant agreement), up to the expiration date of the term of such stock option. If a participant voluntarily terminates employment or service (other than by reason of retirement), the participant may exercise a vested stock option at any time within three months after such termination (unless a shorter time period is provided in the grant agreement), up to the expiration date of the term of such stock option. If a participant’s termination is for cause, the participant forfeits all outstanding stock options. The board also has the ability to terminate outstanding stock options if the board determines that the participant has engaged in a “harmful activity” in relation to the Corporation (generally, certain unauthorized uses of confidential information or the solicitation of employees or customers during or for a period of six months following employment).
          Commencing with the adoption of the LTIP in 2007, restricted stock awarded under the LTIP in 2007 provides that if a participant voluntarily terminates employment or service prior to the January that is 36 months following the year of issuance, the participant will forfeit the award. In the event of a change of control, (as defined in the LTIP) all awards become vested at the established target level unless a merger agreement states otherwise. In the event of a disability or death, assuming a restricted stock award is ultimately paid at the end of the 36 month measurement period, such participant (or his/her qualified beneficiary/estate) will receive a pro-rata award for time worked during the 36-month period (2007, 2008 and 2009 for the most recent restricted stock award). In the event of retirement, if a participant retires under a “Board Approved Retirement” (generally a “bona fide” retirement from the Corporation), the participant, assuming a restricted stock award is ultimately paid at the end of the 36-month measurement period, will receive a pro-rata award for the time worked before retirement during the 36-month period (2007, 2008 and 2009 for the most recent restricted stock award), and provided that, as of the participant’s retirement date, the Corporation meets the performance thresholds established for the period from 1/1/2007 through the most recent quarter completed prior to such participant’s retirement.
          Under the LTIP, each participant is granted an award by job title within each job title class to which that participant is assigned (Tier 1 or Tier 2). For 2008, the Committee set a percentage mirroring the ratio of the participant’s base salary in relation to the aggregate base salary of all participants with similar job titles. The Committee also sets an aggregate number of stock options to be awarded under the LTIP for a respective year and allocates that aggregate award among the job title classes (“Class Award”). The Class Award is then multiplied by the participant’s individual percentage (calculated as per above) to arrive at the specific stock option award granted to that participant. In 2008, consistent with the Committee’s practice in prior years, the Compensation Committee requested management to propose the amount and value of stock options to be granted to Tier 1 executive employees and Tier 2 employees. Upon review of the proposal submitted by management, the Compensation Committee met with its outside compensation consultant, Mosteller and Associates, to review the proposed option grants. The Committee, considering the advice of its compensation consultant, concluded that a larger benefit should be accorded to Tier 2 employees as an added incentive to drive the Bank’s future performance back to historically high levels. The Committee requested the consultant to prepare a recommendation which reduced Tier 1 executive options by 30%, reduced the non-employee director options by 15% and increased the options to be awarded to Tier 2 by the proportionate difference. The Committee accepted the consultant’s recommendation, which included such reductions, and, based on the Committee’s recommendation, the Board approved the grants as modified.
          The exercise or strike price of the grant is set at fair market value defined as the closing trading price for the Corporation’s stock on the NASDAQ Stock Market for the date of grant. The Corporation believes that the average of the high and low price on the grant date is a better reflection of fair market value than the more volatile closing price. The Corporation will not grant stock options with exercise prices below fair market value. The Corporation will not reduce the exercise price of outstanding options below the fair market value exercise price that was set at the original time of grant.

          Under the LTIP, the Corporation granted share-based incentive compensation awards for corporate performance to key employees. These awards can be made in the form of shares of Royal Bancshares’ common stock or performance-restricted restricted stock or a combination of both.
          No restricted stock grants were awarded for 2008. The vesting of restricted stock grant awards made in 2007 is contingent upon the Corporation meeting certain return on asset and return on equity goals. The awards are not permitted to be transferred during the restricted time period of three years from date of award and subject to forfeiture to the extent that the performance restrictions are not satisfied.
          For information on options and stock awards granted to our named executive officers under the equity compensation plans, please see the table below.
     Supplemental Executive Retirement Plan (SERP)
          The Corporation maintains a non-contributory, non-qualified, defined benefit pension plan commonly know as a Supplemental Executive Retirement Plan or SERP. Twenty employees are currently participants in the SERP. The SERP is a non-qualified, defined benefit plan. The Committee selects key employees to participate in the plan based on their perceived value to the Corporation, their position and labor market competition for individuals in similar job positions and similar talent. All of the named executives are participants in the SERP. The SERP provides retirement benefits under trust contracts, funded by death benefits payable under corporate owned and bank owned life insurance contracts. Please see the below Retirement Plans section for more information.
     Benefits and perquisites
          In addition to benefits provided under plans to all eligible employees (i.e. health insurance, 401(k) Plan participation, etc), the Corporation provides certain named executive officers with certain perquisites, including car allowances and an allowance for country club membership. In determining the amounts of the benefits and perquisites, the Committee relies on the practices generally common in the banking industry, recommendations from management and advice from third-parties. Please see the Summary Compensation Table for the amounts of such perquisites provided during 2008.
4. Impact of Current Treasury Programs and New Federal Legislation on Executive Compensation
          In connection with our issuance to the United States Department of the Treasury (“Treasury”) of Series A Preferred Stock and an accompanying warrant on February 20, 2009, we agreed that our compensation, bonus, incentive and other benefit plans, arrangements and agreements, including severance and employment agreements, will comply with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and applicable guidance or regulations issued by the Secretary of the Treasury. Those restrictions include, among other things, limits on compensation to exclude incentives for “senior executive officers,” as defined below, to take unnecessary and excessive risks that threaten the value of the institution receiving funds made available by the Treasury under the Capital Purchase Program or any other obligation arising from financial assistance provided under the Troubled Asset Relief Program (“TARP”) created by the EESA during the period while any TARP obligation remains outstanding.
          Under the EESA, the applicable executive compensation restrictions apply in 2009 to the compensation of our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (collectively, the “senior executive officers”). In some cases, as a result of the passage of the ARRA discussed below, the executive compensation restrictions may also apply to certain non-senior executive officers. In addition, in connection with the issuance of the Series A Preferred Stock to Treasury, each of the senior executive officers and certain other employees were required to execute a waiver of any claim against Treasury or the Corporation for any changes to such person’s compensation or benefits that are required to comply with Treasury regulations.
          On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. The ARRA amended Section 111(b) of the EESA in its entirety. The ARRA has significant implications on the compensation arrangements of institutions, such as the Corporation, which have accepted or will accept government funds under the Capital Purchase Program or other assistance under TARP. The ARRA directs the Secretary of the Treasury to establish standards and promulgate regulations on executive compensation practices of TARP Capital Purchase Program recipients. It is not clear in some provisions of the ARRA whether the provisions apply upon the ARRA’s enactment into law or whether they will take effect upon the issuance of appropriate guidance and regulations by the Treasury. The ARRA’s restrictions will nevertheless apply to the Corporation, its compensation policies and its executive officers and certain other highly compensated employees in several ways, including the following:
•	Bonuses and Incentive Compensation: The Corporation will generally be prohibited from paying or accruing certain bonus, retention award or incentive compensation to certain highly compensated employees. This restriction applies to the Corporation’s five most highly compensated employees (or such higher number as the Secretary of the Treasury may determine is in the public interest), which technically may restrict such compensation to employees other than the Corporation’s senior executive officers. Until Treasury issues its guidance in the matter, however, it is not clear precisely which employees of the Corporation while Treasury holds the Corporation’s Series A Preferred Stock will be precluded from receiving bonuses and incentive compensation other than in the form of restricted stock. The ARRA exempts bonus payments that are required under a written contract executed on or before February 11, 2009. The statute also permits bonus, retention or incentive compensation paid to subject employees in the form of restricted stock provided that the restricted stock does not fully vest during the period in which Treasury retains its investment and the amount of restricted stock granted is not greater than 1/3 of the total amount of annual compensation of the employee receiving the restricted stock.

•	Severance Payments: The TARP Capital Purchase Program previously imposed limitations on the ability of the Corporation to make “golden parachute payments” to the Corporation’s top five senior executive officers. A golden parachute payment was previously defined under Treasury’s regulations as a payment on account of an involuntary departure of the executive officer from the Corporation in an amount equal to or more than three times the last annual salary received by the executive prior to termination. The ARRA expands the application of the golden parachute limitations to the next five most highly compensated employees of the Corporation. The ARRA also broadened the meaning of the term “golden parachute payment” to include any payment for departure from a company for any reason, except for payments for services performed or benefits accrued.

•	Clawbacks: The TARP Capital Purchase Program previously required recipients to recover any bonus, retention award, or incentive compensation paid to any one of its top five senior executive officers based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate. The ARRA expands these

“clawback” requirements rule to apply not only to the senior executive officers, but also to the next 20 most highly compensated employees of the Corporation. Furthermore, the ARRA requires the Secretary of the Treasury to review bonuses, retention awards and other compensation paid to the senior executive officers and the next 20 most highly compensated employees to determine whether such payments were consistent with the purposes of the EESA, the ARRA, and TARP Capital Purchase Program and in the public interest.
•	Anti-Manipulation. The ARRA prohibits any compensation plan that would encourage manipulation of reported earnings to enhance the compensation of any of the Corporation’s employees.
          The ARRA also affects certain other executive compensation policies and practices:
•	The Corporation’s Chief Executive Officer and Chief Financial Officer will be required to provide a written certification to the SEC of compliance with the executive compensation restrictions described in TARP, as modified by the ARRA.

•	The Board must enact a company-wide policy regarding excessive or luxury expenditures. This includes policies on entertainment, events, office and facility renovations, air and other travel and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or other similar measures conducted in the normal course of business.

•	For years in which Treasury owns shares of the Series A Preferred Stock, the Corporation may not claim a deduction on compensation paid to a senior executive officer in excess of the $500,000 compensation deduction limit of Section 162(m)(5) of the Internal Revenue Code. Moreover, the exception contained in Section 162(m) of the Code for performance-based pay not counting against this limit, will not be available.

•	For years in which Treasury owns shares of the Series A Preferred Stock, the Corporation is required to submit a proposal allowing our shareholders to cast an advisory vote on the compensation paid to our named executive officers pursuant to the policies and programs described in the Compensation Discussion and Analysis and disclosed in the tables and narrative disclosure included in this Proxy statement.
          As noted, the ARRA directs the Treasury to issue regulations implementing many of these provisions. There are numerous questions regarding the scope of the limitations and the requirements of the ARRA. Treasury has not as of the date of this proxy statement issued any of the regulations required to implement the ARRA. Pending the issuance of regulations, the Board or Directors, Compensation Committee and management are reviewing the requirements of the ARRA, and its impact on the Corporation’s compensation programs. Actions required by the ARRA and any implementing regulations, may result in changes to the Corporation’s compensation programs.

III. Director Compensation
          Similar to executive officers and staff, the Corporation desires to attract and retain talented, motivated and competent directors for its Board. The Corporation has established key objectives for board compensation of encouraging longevity and attendance at meetings. To facilitate this, the Corporation has designed compensation and long-term incentives for its Board members. Please see the below Director Compensation Table section for more information and narrative. The Corporation determines director compensation based on an analysis conducted by management and the Compensation Committee, and focusing on the director compensation practices of the Corporation’s peers. Although the Corporation deviates from prevailing practice among the peer companies reviewed by paying director fees and other compensation to executive officers who are also board members, such director fees and other compensation are considered as part of the total compensation payable to such officers, determined in the manner described above, and not as additional compensation.
IV. Tables and other narrative disclosures
Summary Compensation Table

							Change In Pension Value
							and Nonqualified
				Stock	Option	Non-Equity Incentive	Deferred Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Plan Compensation	Earnings	Compensation	Total
Position	Year	($)	($) (1)	($)	($) (2)	($)	($) (3)	($) (4)	($)
Joseph P. Campbell	2008	403,520	—	—	136,568	—	316,967	2,171,518	3,028,573
Former President and CEO	2007	403,520	10,612	1,686	173,439	—	96,402	57,345	743,004
	2006	385,000	346,970	—	194,214	—	127,369	52,845	1,106,398

Robert A. Kuehl	2008	93,462	—	—	593	—	—	4,800	98,855
Principal Financial Officer
Chief Financial Officer

James McSwiggan	2008	256,750	—	—	48,709	—	(15,927)	48,250	337,782
President and COO	2007	256,750	5,170	737	62,815	—	54,661	53,500	433,633
	2006	245,000	169,037	—	72,070	—	128,392	47,000	661,499

Robert R. Tabas	2008	214,750	—	—	40,785	—	3,818	48,250	307,603
Principal Executive Officer	2007	214,750	3,809	617	52,297	—	38,761	44,500	354,734
Chairman and CEO	2006	205,000	124,553	—	59,201	—	86,668	44,500	519,922

Murray Stempel III	2008	183,560	—	—	33,776	—	(5,483)	48,250	260,103
Vice Chairman	2007	183,560	3,673	517	43,522	—	38,666	53,500	323,438
	2006	175,000	120,105	—	48,245	—	90,911	45,750	480,011

Gregg J. Wagner	2008	43,750	—	—	—	—	—	800	44,550
Former CFO	2007	124,519	—	449	1,568	—	—	3,300	129,836

(1)	The bonus payments to the above named executive officers are performance based and tied to goals set by the Compensation Committee.

(2)	The amounts in this column reflect the dollar amount of compensation expense recognized for stock option awards for financial statement reporting purposes for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006 in accordance with FAS 123(R). Because compensation is recognized as stock options vest, the compensation expense for 2008 includes amounts for awards granted in 2008 as well as from earlier years, the compensation expense for 2007 includes amounts for awards granted in 2007 as well as from earlier years, and the compensation expense for 2006 includes amounts for awards granted in 2006 as well as from earlier years. The assumptions used in the calculation of these amounts for awards granted in 2006, 2007 and 2008 are included in Note L “Stock Option Plans” in the “Notes to Consolidated Financial Statements” included within the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The assumptions used in the calculation for these amounts for awards granted in 2003, 2004 and 2005 are included in Note A “Summary of Significant Accounting Policies — Stock Option Plans” in the “Notes to Consolidated Financial Statements” included within the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

(3)	The Corporation’s non-qualified deferred compensation plan provides retirement benefits that are based upon years of service and the employee’s compensation. The reduction in value reflects the lack of a bonus in 2008. See Note M within the Annual Report on 10-K.

(4)	Please see the table below for a breakdown of the terms and amounts comprising All Other Compensation.

The following table sets forth information identifying the items and amounts that comprise All Other Compensation reflected in the Summary Compensation Table above.
Components of All Other Compensation

			401 (k)
		Automobile	Employer	Director	Club dues	Other
Name and Principal		Benefit	Contribution	Fees	Allowance	Compensation	Total
Position	Year	($)	($)	($)	($)	($) (1)	($)
Joseph P. Campbell	2008	15,538	2,500	28,750	5,000	2,119,730	2,171,518
Former President and CEO	2007	15,845	2,500	34,000	5,000	—	57,345
	2006	15,845	2,500	29,500	5,000	—	52,845

Robert A. Kuehl	2008	2,400	1,500	—	—	900	4,800
Principal Financial Officer
Chief Financial Officer

James McSwiggan	2008	12,000	2,500	28,750	5,000	—	48,250
President and COO	2007	12,000	2,500	34,000	5,000	—	53,500
	2006	12,000	2,500	27,500	5,000	—	47,000

Robert R. Tabas	2008	12,000	2,500	28,750	5,000	—	48,250
Principal Executive Officer	2007	12,000	2,500	25,000	5,000	—	44,500
Chairman and CEO	2006	12,000	2,500	25,000	5,000	—	44,500

Murray Stempel III	2008	12,000	2,500	28,750	5,000	—	48,250
Vice Chairman	2007	12,000	2,500	34,000	5,000	—	53,500
	2006	12,000	2,500	26,250	5,000	—	45,750

Gregg J. Wagner	2008	600	—	—	—	200	800
Former CFO	2007	2,400	—	—	—	900	3,300

(1)	The Other Compensation for Mr. Campbell reflects a payment made as part of a separation agreement related to his resignation and retirement effective December 24, 2008. For Mr. Kuehl and Mr. Wagner the Other Compensation reflects fees received for attending Board of Directors meetings. Mr. Campbell’s employment agreement provided for a rolling three-year term, which automatically renewed on a daily basis absent notice of non-renewal by either party. In the event of notice of non-renewal, the contract continued through the end of the three-year term. Accordingly, the employment agreement could be terminated by the Company, in the absence of “cause,” only upon three years’ prior notice. Given the Company’s desire to effect management changes prior to expiration of this three-year period, the Company opted to negotiate Mr. Campbell’s earlier retirement substantially on the basis of the terms included in the employment agreement. The lump-sum cash payment of $2,119,730 represents the consideration payable to Mr. Campbell in exchange for his agreement to cancel the employment contract and is based on the amounts which would have been payable to Mr. Campbell under the terms of the contract if his employment had been involuntarily terminated without cause.
          The Corporation pays the named executive officers the amounts for the items reflected in the above table as they facilitate sales generation, assist the executive with the exercise of his duties or are competitive with what peers provide in the market. The above table does not include benefits provided all employees under plans such as medical health coverage, disability coverage, life insurance and benefits made available under cafeteria plans.
Grants of Plan-Based Awards-2008
          Management of the Corporation utilizes input from professional advisors, publications and similar sources in determining practices and terms of the LTIP to develop recommendations to the Committee. This would also include recommending new key staff as participants in the LTIP. Management may also from time to time give the Committee input on the aggregate amount of options and/or restricted stock to be awarded under the LTIP during a fiscal year, and changes to award allocation methods. Management does not make any recommendation on awards for the chief executive officer. The Committee then takes the input from management and consults with its compensation consultant, Mosteller and Associates and other advisors in determining the adoption of any plan changes, allocation changes or awards of stock options and or restricted stock. In general, any actions that the Committee takes with respect to the grants of awards and the terms and conditions of such awards and the modification thereof are subject to the review and approval by the full board. The grants are issued on the date the Board provides its approval after considering the Committee’s recommendation.
          The following table provides information regarding stock options granted to the named executives during 2008. The stock options have an exercise price set at fair market value on the date of grant. Fair market value is defined as the average of the high and low trading price on the NASDAQ Stock Market on the day on which the option was awarded. The options have a 10 year life and vest at 20% per year over five years, beginning one year from the grant date. The options are subject to acceleration under certain circumstances. The Committee administers the plan, and has no intent of modifying, extending or accelerating options, other than as provided for in the LTIP. Generally, unexercised options expire upon an executive separating from employment. There were no other grants of equity based awards.
          Under the LTIP, the exercise price is at fair market value defined as the closing price on the NASDAQ Stock Market on the date of grant. The Committee approved a grant of stock options on October 7, 2008 and the closing price was $4.50.

								All Other Stock
								Awards	All Other Options	Exercise or	Grant Date
		Estimated future payouts under			Estimated future payouts under			Number of	Awards Number	Base Price	Fair Value
		non-equity incentive plan awards			equity incentive plan awards			Shares of Stock	of Securities	Options	of stock and
Name and Principal	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying Options	Awards	Option Awards
Position	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	($)
Joseph P. Campbell	10/7/2008				—	—	—		—	—	—
Former President and CEO

Robert A. Kuehl	10/7/2008				—	—	—		6,500	4.50	15,600
Principal Finanical Officer Chief Financial Officer

James McSwiggan	10/7/2008				—	—	—		11,150	4.50	26,760
President and COO

Robert R. Tabas	10/7/2008				—	—	—		9,350	4.50	22,440
Principal Executive Officer Chairman and CEO

Murray Stempel III	10/7/2008				—	—	—		7,800	4.50	18,720
Vice Chairman
Outstanding Equity Awards Table
          The table that follows provides information on outstanding stock options awarded to the named executives as of December 31, 2008. Each stock option grant vests ratably 20% per year from the date of grant. Each restricted stock granted vests three years from date of grant.

	Option Awards					Stock Awards
			Equity Incentive Plan			Number of	Market Value
	Number of Securities	Number of Securities	Awards Number of	Options		Shares or Units	of Shares or
	Underlying	Underlying	Securities Underlying	Exercise		of Stock That	Units of Stock
Name and Principal	Unexercised Options	Unexercised Options	Unexercised	Price	Option	Have Not	That Have Not
Position	(#) Exercisable	(#) Unexercisable	Unearned Options (#)	($)	Expiration Date	Vested (#)	Vested ($)
Joseph P. Campbell	4,666	0	0	$10.57	4/19/09	0	0
	9,577	0	0	$11.72	4/19/10	0	0
	28,896	0	0	$11.90	4/19/11	0	0
	27,258	0	0	$17.91	4/19/12	0	0
	27,419	0	0	$18.27	4/21/13	0	0
	57,727	0	0	$22.38	4/22/14	0	0
	37,110	24,740	0	$21.88	6/16/15	0	0
	12,128	18,190	0	$21.78	6/29/16	0	0
	3,000	12,000	0	$20.08	7/29/17	5,000	$57,150

Robert A. Kuehl	0	6,500	0	$4.50	10/7/18	0	$—

James McSwiggan	12,591	0	0	$17.91	4/19/12	0	0
	11,344	0	0	$18.27	4/21/13	0	0
	24,700	0	0	$22.38	4/22/14	0	0
	6,678	4,452	0	$21.88	6/16/15	0	0
	5,690	8,535	0	$21.78	6/29/16	0	0
	1,311	5,243	0	$20.08	7/29/17	2,185	$24,975
	0	11,150	0	$4.50	10/7/18	0	0

Robert R. Tabas	3,336	0	0	$10.57	4/19/09	0	0
	3,102	0	0	$11.72	4/19/10	0	0
	10,588	0	0	$11.90	4/19/11	0	0
	9,920	0	0	$17.91	4/19/12	0	0
	9,497	0	0	$18.27	4/21/13	0	0
	20,679	0	0	$22.38	4/22/14	0	0
	5,600	3,733	0	$21.88	6/16/15	0	0
	4,760	7,141	0	$21.78	6/16/15	0	0
	1,097	4,389	0	$20.08	7/29/17	1,829	$20,905
	0	9,350		$4.50	10/7/18	0	0

Murray Stempel III	2,123	0	0	$10.57	4/19/09	0	0
	2,173	0	0	$11.72	4/19/10	0	0
	8,013	0	0	$11.90	4/19/11	0	0
	7,629	0	0	$17.91	4/19/12	0	0
	7,914	0	0	$18.27	4/21/13	0	0
	17,231	0	0	$22.38	4/22/14	0	0
	4,668	3,111	0	$21.88	6/16/15	0	0
	4,064	6,096	0	$21.78	6/29/16	0	0
	920	3,680	0	$20.08	7/29/17	1,533	$17,522
	0	7,800	0	$4.50	10/7/18	0	0
Option Exercises and Stock Vested Table
          There were no stock options exercised by any of the named executive officers during 2008.
Retirement Plans
          In order to be competitive in the labor market for executive officers and other key staff, the Corporation provides retirement benefits under the SERP. In addition to being competitive, offering the SERP helps meet the Corporation’s objective of retaining and attracting executive talent.

          The SERP is a non-contributory, non-qualified, defined benefit pension plan. This plan provides for retirement benefits to certain employees under a trust contract. The SERP is unfunded, but death benefits payable under certain life insurance contracts fund a trust which will reimburse the Corporation for retirement benefits paid to participants.
          Benefits under the SERP are based on the participants number of credited years of service, a percentage of the average of the highest consecutive three years base salary, for certain executive officers 25% of the average of the performance bonus paid during the highest consecutive three years of base salary, multiplied by a percentage set for each class of participant. Except for certain executive officers who are vested in the SERP, any participant must be employed until retirement age to receive plan benefits. Any participant who was added to the SERP on or after January 1, 2003 must have 10 consecutive years of service with the Corporation in order to be eligible for retirement benefits under the SERP. Benefits payable under the SERP are limited by annual caps. For the below chart, all of the executives named in the Summary Compensation Table are in Group 1. The caps and percentages applicable to each group are set forth below:

Class	Annual Cap	Percentage of Base	Percentage of Bonus

Group 1	$185,000 Base component	50%	25%
	$80,000 Bonus component

Group 2	$50,000 Base component	35%	0%

Group 3	$20,000 Base component	20%	0%
          Retirement age under the SERP is 60 years of age. Joseph Campbell, the Corporation’s former President and CEO, has reached retirement age. Combining both the base annual cap and the performance bonus annual cap, retirement benefits payable to Mr. Campbell under the SERP would be limited to $265,000 per year. In order to induce Mr. Campbell to remain in his current position beyond age 60, the Compensation Committee in 2006 (dated January 1, 2007) approved exempting Mr. Campbell from the caps under the SERP and allowed his benefits to increase by the actuarial equivalent of the benefit Mr. Campbell would have received had he retired on the date he attained normal retirement age. Actuarial equivalent means with respect to a given benefit, any other benefit provided under the terms of the SERP which has the same present or equivalent value on the date the given benefit payment commences, based on the use of actuarial equivalent factors adopted by the Corporation and being used to value the SERP liabilities at the time of the calculation. Actuarial equivalence was determined using a 6% annual interest rate and current IRS mortality tables. The Corporation has engaged a third-party administrator which provides any required actuarial services.
          Mr. Campbell resigned and retired as President and Chief Executive Officer of the Corporation and the Bank effective December 24, 2008. In accordance with the terms of the above referenced SERP and the existing SERP participation agreement between Mr. Campbell and the Bank dated January 1, 2007, as amended (the “SERP Participation Agreement”), commencing on January 1, 2010, and continuing for the remainder of Mr. Campbell’s lifetime, he will receive an annual benefit of $347,000 payable in substantially equal monthly installments.

Non-Qualified Deferred Compensation
          The below table provides information on the estimated present value of retirement benefits payable under the SERP, the only retirement benefits offered by the Corporation outside of its 401(k) plan. The value is based on the actuarial present value of the accumulated benefits provided under the plan. Should a participant elect to retire at the early retirement age of 55, the benefits payable under the SERP are reduced by an actuarial equivalent of the amount of benefits that would be payable at normal retirement age of 60.
          Please see above for information on how benefits payable under the SERP are calculated and applicable caps on benefits. Retirement benefits are paid annually for the life of the participant, with a minimum guarantee of 10 years of benefits. The Corporation accrues an expense each year for the cost of the SERP. See below for information on how the accrual is made.
          The following examples provide estimates of benefits payable to the named executives under the SERP. Please note that the examples assume that the highest consecutive three year average base salary and performance bonus are the amounts listed for each named executive in the Summary Compensation Table and that each named executive retires at normal retirement age.
          Using an average base salary of $252,833 for the past three years and performance bonus of $192,419 which was derived from an average of the three highest consecutive years over a ten year period, Mr. McSwiggan would be entitled to 50% of $252,833, or $126,417 and 25% of $192,419, or $48,104. The base salary cap of $185,000 and the performance bonus of $80,000 would not apply in this example, so the total annual benefit payable to Mr. McSwiggan would be $174,520.
          Using an average base salary of $211,500 for the past three years and performance bonus of $141,782 which was derived from an average of the three highest consecutive years over a ten year period, Mr. Tabas would be entitled to 50% of $211,500, or $105,750 and 25% of $141,782, or $35,446. The base salary cap of $185,000 and the performance bonus of $80,000 would not apply in this example, so the total annual benefit payable to Mr. Tabas would be $141,196.
          Using an average base salary of $180,707 for the past three years and performance bonus of $121,044 which was derived from an average of the three highest consecutive years over a ten year period, Mr. Stempel would be entitled to 50% of $180,707, or $90,353 and 25% of $121,044, or $30,261. The base salary cap of $185,000 and the performance bonus of $80,000 would not apply in this example, so the total annual benefit payable to Mr. Stempel would be $120,614.
          The above are examples and not the actual retirement benefits that will be paid under the SERP to the named executives, except for Mr. Campbell who retired on December 24, 2008. Actual benefits will be calculated in accordance with the terms of the SERP upon the actual retirement of the respective executive. As of December 31, 2008, Robert A. Kuehl was not a participant in the Corporation’s SERP Plan.

Non-Qualified Deferred Compensation Table

			Present Value of	Payments
Name and Principal		Number of Years	Accumulated	During Last
Position	Plan Name	Credited Service (#)	Benefit ($)	Fiscal Year ($)
Joseph P. Campbell	Royal Bank America	16 (1)	$3,903,548	$—
	Supplemental Executive Retirement Plan

Robert A. Kuehl	Royal Bank America	—	$—	$—
Principal Financial Officer	Supplemental Executive Retirement Plan

James McSwiggan	Royal Bank America	16	$1,437,432	$—
	Supplemental Executive Retirement Plan

Robert R. Tabas	Royal Bank America	21	$1,114,800	$—
Principal Executive Officer	Supplemental Executive Retirement Plan

Murray Stempel III	Royal Bank America	14	$1,026,265	$—
	Supplemental Executive Retirement Plan

(1)	Mr. Campbell retired effective December 24, 2008 and will receive annual payments of $347,000 commencing January 1, 2010.
          Under Generally Accepted Accounting Principles, the present value of the benefits to be received by the SERP participants over their actuarial lives, must be accrued and expensed by the Corporation during each year of the participant’s employment years with the Corporation. The above table is the aggregate amount of the present value accruals from the date the named executive became a participant in the SERP Plan through December 31, 2008.
          Other than the SERP (described above), the Corporation does not maintain any non-qualified deferred compensation plans at this time.
Other Potential Post-Employment Payments
          Following a Change in Control as defined in the Corporation’s equity compensation plans, all outstanding unvested stock options held by named executive officers immediately vest.
          Except for obligations under employment contracts to certain named executive officers as detailed below, the Corporation does not have any other potential post-employment payment obligations.
     Employment Contracts
          The Corporation, Royal Bank America and Royal Asian Bank are parties to employment contracts with Joseph Campbell, former President and CEO, Robert Tabas, Chairman and CEO, James McSwiggan, President and Chief Operating Officer, Murray Stempel, III, Vice Chairman, and Robert A. Kuehl, Chief Financial Officer. All of these employment contracts contain other potential post-employment payment obligations.

          The following paragraphs describe employment or change in control agreements to which we are a party with certain of our executive officers. In connection with our issuance to the United States Treasury of Series A Preferred Stock and an accompanying warrant on February 20, 2009 under Treasury’s TARP Capital Purchase Program, we agreed that our compensation arrangements and agreements, including employment and severance agreements, would comply with Section 111 of the Emergency Economic Stabilization Act of 2008 (the “EESA”). On February 17, 2009, Section 111 of EESA was amended to, among other things, prohibit a participant in the TARP Capital Purchase Program from making, during the period in which Treasury continues to hold our Series A Preferred Stock, any payments to our senior executive officers and any of our next five most highly compensated employees as a result of their departure from the Corporation for any reason (except for payments for services performed or benefits accrued). These provisions by their terms would prohibit the Corporation from making many, if not all, of the payments described below relating to an executive officer’s departure from the Corporation during the period in which Treasury continues to hold our Series A Preferred Stock.
          Joseph P. Campbell: Mr. Campbell resigned and retired as President and Chief Executive Officer of the Corporation and the Bank effective December 24, 2008. In connection with Mr. Campbell’s retirement, the Corporation entered into a separation agreement with Mr. Campbell, dated October 10, 2008. The separation agreement replaces and supersedes the obligations of the Corporation under Mr. Campbell’s existing employment agreement.
          Under the terms of the separation agreement, Mr. Campbell must provide consulting and special asset recovery services to the Corporation as an independent contractor from December 25, 2008 through December 31, 2009. As consideration for the consulting and recovery services, Mr. Campbell will be eligible to earn a bonus equal to five percent of any amounts recovered by Corporation from January 1, 2009 to March 31, 2010 in excess of the Corporation’s net book balance on certain identified impaired loans and special assets. During such consulting period, Mr. Campbell will continue to receive his current benefit package, except that, as of December 25, 2009, he no longer receives payments of base salary or is eligible to receive discretionary bonuses, accrue vacation or sick leave, or participate in the LTIP.
          In addition, under the terms of the separation agreement, Mr. Campbell received a lump-sum cash payment of $2,119,730 on December 24, 2008. This payment was made to Mr. Campbell in consideration of the cancellation of his employment agreement. Mr. Campbell will also receive continuation of all life, disability, medical insurance and other normal health and welfare benefits through December 31, 2012. The separation agreement continues the existing restrictive covenant included in Mr. Campbell’s employment agreement through December 31, 2012.
          Mr. Campbell was employed as President and CEO of the Corporation and Royal Bank America until December 24, 2008 pursuant to an employment contract effective as of August 20, 2004 and amended on August 16, 2006 and September 11, 2006. Under that contract, he had the duties and responsibilities customarily exercised by the person serving as chief executive officer of a company the size and nature of the Corporation. The contract had a three-year term, and extended daily for a three-year period, unless terminated in accordance with its terms by either party thereto. Mr. Campbell officially retired on December 24, 2008. That contract provided that Mr. Campbell was to receive an initial base salary of $385,000. Mr. Campbell was also eligible for an annual performance-based bonus under the Bonus Program, detailed above. Mr. Campbell was also entitled to receive equity-based, long-term incentive awards under the LTIP, and benefits from all other plans offered by the Corporation to all employees, such as health insurance, life insurance, disability insurance and the like. The Committee determined the form and terms of any award granted under the LTIP and similar equity-based plans the Corporation may offer. Mr. Campbell’s employment contract, which terminated December 24, 2008, provided for termination by the Corporation other than for “cause”, termination by him for “good reason” and termination in connection with a “change in control.” Termination by the Corporation other than for cause, by Mr. Campbell for “good reason” and in connection with a “change in control” obligated the Corporation to certain payments and benefits to Mr. Campbell. Please see the below Termination and Change in Control provision section for a description of these payments and benefits. For Mr. Campbell, the Executive Termination Multiple used in the Termination and Change in Control provision section was defined as 2.99 and the Benefit Period is defined as three years.
          James J. McSwiggan: Mr. McSwiggan has been employed as Chief Operating Officer of the Corporation and Royal Bank America pursuant to an employment contract effective as of August 20, 2004 and amended on August 16, 2006 and September 22, 2006 (the “Contract”). On February 18, 2009, effective December 25, 2008, Mr. McSwiggan’s contract was amended to cover, among other things, his appointment as both President and Chief Operating Officer of the Corporation and Bank, (the “Amendment”), effective December 25, 2008. Under the contract, he had the duties and responsibilities customarily exercised by the person serving as chief operating officer of a company the size and nature of the Corporation. Under the terms of the amendment, the Executive shall report to the Board of the Directors and the Bank, and shall have such duties and responsibilities as may be assigned to the Executive from time to time by the Board of Directors of the Corporation and the Bank, including but not limited to, a specified set of duties set forth in Exhibit A attached to the Amendment, which may be amended from time to time by the Board of Directors of the Corporation and the Bank. The contract has a three-year term unless terminated in accordance with its terms by either party thereto. Effective January 2, 2009, during the period in which the Executive serves as President of the Corporation and Bank and in lieu of the amount provided in section 4(a) of the Contract, Mr. McSwiggan’s salary shall be an annual rate of $325,000, (the “Annual Base Salary”). The Executive’s Annual Base salary under this amendment shall be subject to adjustment in accordance with the following: (a) if the Corporation’s return on assets (“ROA”) for a given year is at least 0.50% and if the return on equity (“ROE”) for that same year is at least 4%, Executive’s Annual Base Salary for the subsequent year shall be increased to $335,000; (b) if the Corporation’s ROA for a given year is at least 0.70% and the ROE for that same year is at least 6%, Executive’s Annual Base Salary for the subsequent year shall be increased to $345,000; (c) if the Corporation’s ROA for a given year is at least 0.90% and the ROE for that same year is at least 8%, Executive’s Annual Base Salary for the subsequent year shall be increased to $355,000; (d) if the Corporation’s ROA for a given year is at least 1.2% and if the ROE for that same year is at least 11%, Executive’s Annual Base Salary for the subsequent year shall be $365,000; and (e) if the Corporation’s ROA for a given year is at least 1.5% and the ROE for that same year is at least 15%, Executive’s Annual Base Salary for the subsequent year shall be increased to $375,000. Notwithstanding the foregoing, the Executive is not entitled to receive any increases under this Amendment unless and until a shareholder cash dividend program with respect to the Corporation’s common stock is put in effect; provided however, that if such a shareholder dividend program could be back into effect as a result of the favorable economic condition of the Corporation and the Bank and under applicable legal requirements, but the Board of Directors of the Corporation fails to declare a cash dividend, this paragraph shall be null and void. Mr. McSwiggan is also entitled to receive equity-based, long-term incentive awards under the LTIP, and benefits from all other plans offered by the Corporation to all employees, such as health insurance, life insurance, disability insurance and the like. The Committee will recommend to the Board of Directors the form and terms of any award granted under the LTIP Plan and similar equity-based plans the Corporation may offer in the future. Mr. McSwiggan’s employment contract provides for termination by the Corporation other than for “cause,” termination by him for “good reason” and termination in connection with a “change in control.” Termination by the Corporation other than for cause or by

Mr. McSwiggan for “good reason” and in connection with a “change in control” obligate the Corporation to certain payments and benefits to Mr. McSwiggan. Please see the below Termination and Change in Control section for a description of these payments and benefits. For Mr. McSwiggan, the Executive Termination Multiple used in the Termination and Change in Control section is defined as 2.99 and the Benefit Period is defined as three years.
          Robert R. Tabas: Mr. Tabas was appointed Chairman and Chief Executive officer of the Company and Royal Bank effective December 25, 2008 under his existing employment contract. Previously he was employed as Chairman of the Corporation and Executive Vice President of Royal Bank America pursuant to an employment contract effective as of August 24, 2004 and amended on August 16, 2006, October 11, 2006 and February 22, 2007 (the “Contract”). Under the Contract, he has the duties and responsibilities customarily exercised by the person serving as chairman and chief executive officer of a company the size and nature of the Corporation. The Contract has a two-year term, and extends daily for a two-year period, unless terminated in accordance with its terms by either party thereto. The Contract provides that Mr. Tabas receive an annual base salary of $214,500. Mr. Tabas is also eligible for an annual performance-based bonus under the Bonus Program, detailed above. Mr. Tabas is also entitled to receive equity-based, long-term incentive awards under the LTIP, and benefits from all other plans offered by the Corporation to all employees, such as health insurance, life insurance, disability insurance and the like. The Committee will recommend to the Board of Directors the form and terms of any award granted under the LTIP and similar equity-based plans the Corporation may offer in the future. Mr. Tabas’s employment Contract provides for termination by the Corporation other than for “cause,” termination by him for “good reason” and termination in connection with a “change in control.” Termination by the Corporation other than for cause, by Mr. Tabas for “good reason” and in connection with a “change in control” obligate the Corporation to certain payments and benefits to Mr. Tabas. Please see the below Termination and Change in Control provision section for a description of these payments and benefits. For Mr. Tabas, the Executive Termination Multiple used in the Termination and Change in Control provision section is defined as 1.99 and the Benefit Period is defined as two years.
          Murray Stempel, III: Mr. Stempel was appointed Vice Chairman of the Company under his existing contract effective December 25, 2008. He was previously employed as Executive Vice President of the Corporation and Royal Bank America pursuant to an employment contract effective as of August 23, 2004 and amended on August 16, 2006, September 22, 2006 and February 22, 2007 (the “Contract”). Under the Contract, he has the duties and responsibilities customarily exercised by the person serving as vice chairman of a company the size and nature of the Corporation. The Contract has a two-year term, and extends daily for a two-year period, unless terminated in accordance with its terms by either party thereto. The Contract provides that Mr. Stempel receive an annual base salary of $185,000. Mr. Stempel is also eligible for an annual performance-based bonus under the Bonus Program, detailed above. Mr. Stempel is also entitled to receive equity-based, long-term incentive awards under the LTIP, and benefits from all other plans offered by the Corporation to all employees, such as health insurance, life insurance, disability insurance and the like. The Committee will recommend to the Board of Directors the form and terms of any award granted under the LTIP and similar equity-based plans the Corporation may offer in the future. Mr. Stempel’s Contract provides for termination by the Corporation other than for “cause,” termination by him for “good reason” and termination in connection with a “change in control.” Termination by the Corporation other than for cause, by Mr. Stempel for “good reason” and in connection with a “change in control” obligate the Corporation to certain payments and benefits to Mr. Stempel. Please see the below Termination and Change in Control provision section for a description of these payments and benefits. For Mr. Stempel, the Executive Termination Multiple used in the Termination and Change in Control provision section is defined as 1.99 and the Benefit Period is defined as two years.

          Robert A. Kuehl: Mr. Kuehl was named Chief Financial Officer of the Corporation and Bank effective June 16, 2008 pursuant to an employment contract effective on that date (the “Contract”). Under the Contract, he has the duties and responsibilities customarily exercised by the person serving as chief financial officer of a company the size and nature of the Corporation. The Contract has a two-year term, and extends annually for a two-year period, unless terminated in accordance with its terms by either party thereto. The Contract provides that Mr. Kuehl receive initial base salary of $180,000, which increases to $190,000 upon the first anniversary of the Contract. Mr. Kuehl is also eligible for an annual performance-based bonus under the Bonus Program, detailed above. Mr. Kuehl is also entitled to receive equity-based, long-term incentive awards under the LTIP, and benefits from all other plans offered by the Corporation to all employees, such as health insurance, life insurance, disability insurance and the like. The Committee will recommend to the Board of Directors the form and terms of any award granted under the LTIP and similar equity-based plans the Corporation may offer in the future. Mr. Kuehl’s Contract provides for termination in connection with by him for “change in control.” Termination in connection with a “change in control” obligates the Corporation to certain payments and benefits to Mr. Kuehl. Please see the below Termination and Change in Control provision section for a description of these payments and benefits. For Mr. Kuehl, the Executive Termination Multiple used in the Termination and Change in Control provision section is defined as 1.99.
          Termination and Change in Control Provisions
          Each employment contract for the above executives, except for Mr. Kuehl, has the following terms with respect to termination and change in control events:
          Each executive may be terminated for “cause,” which is defined as (i) conviction of a felony or entering a guilty plea or nolo contendere to a felony; (ii) willful failure to follow instructions from the Corporation’s board of directors; (iii) willful failure to perform his duties; (iv) intentional violation of the provision of his employment contract; (v) dishonesty in the performance of his duties; (vi) removal or prohibition from being employed by a financial institution by order of a federal banking regulator; (vii) willful engaging in conduct injurious to the Corporation; (viii) breach of his fiduciary duty to the Corporation; (ix) willful violation of (a) any material law, rule or regulation applicable to the Corporation, (b) any cease and desist order issued by an applicable regulatory agency; (x) conduct on his part that brings public discredit to the Corporation or that is clearly contrary to the best interests of the Corporation; (xi) unlawful harassment against employees, customers, business associates, contractors or vendors of the Corporation; (xii) any act of fraud or misappropriation against the Corporation or its customers, employees, contractors or business associates; (xiii) intentional misrepresentation of a material fact, or intentional omission of information necessary to make the information supplied materially misleading, in application or other information provided by him to the Corporation in connection with his employment; and (xiv) the existence of any material conflict between the interest of the Corporation and him that is not disclosed in writing by him to the Corporation prior to action and approved by the Corporation’s board of directors. Some of the foregoing for “cause” termination events have a right to cure period.
          The Corporation has no obligations to the executive upon the executive’s terminations for “cause.”
          Each executive has the right to terminate his employment for “good reason” which is defined as (i) the assignment of duties and responsibilities inconsistent with his status of his position (as defined in the respective executive’s employment contract) with the Corporation; (ii) a reassignment which requires him to move his principal residence; (iii) any removal of him from office or employment, except for any termination for “cause” (see above); (iv) and reduction in his base salary as in effect on the date hereof or as increased from time to time; and (v) any failure of the Corporation to provide him with benefits as least as favorable as those enjoyed by him under any of the pension, life insurance, medical, health and accident, disability or other employee plans of the Corporation, or the taking of any action that would materially reduce any of such benefits unless such reduction is part of a reduction applicable to all employees.

          If the executive terminates his employment with the Corporation for “good reason” or if the Corporation terminates his employment other than for cause, each executive is entitled to receive (i) the Executive Termination Multiple (as defined in each respective executive’s employment contract) times the sum of his “base amount” (as defined in Code Section 280 G (b)(3) exclusions any directors fees and income from the exercise of stock options, payable in a lump sum; (ii) for the Benefit Period (as defined in each respective executive’s employment contract) from the date of termination, or until he secures substantially similar benefits through other employment, whichever shall first occur, a continuation of all life, disability, medical insurance and other normal health and welfare benefits in effect with respect to him during the two years prior to his termination of employment, or the Corporation cannot provide such benefits because he is no longer an employee, a dollar amount equal to the cost to him of obtaining such benefits (or substantially similar benefits), not to exceed 120% of the Corporation’s cost to provide such benefits to an employee; and (iii) to the extent the foregoing described payments, when added to all other amounts of benefits provided to or on behalf of him in connection with termination of his employment, would result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, such payments shall be retroactively (if necessary) increased to the extent necessary to cover such excise tax imposition. (See number 4 above within “Executive Compensation Program Objectives” which discusses Executive Compensation limitations under ARRA legislation)
          The executive may separate from service 90 days following a change in control (as defined in each executive’s employment contract) if there shall be (i) any involuntary termination of his employment, other than for “cause” (see above); (ii) any reduction in his title, responsibilities, including reporting responsibilities, or authority, including such title, responsibilities or authority as such may be increased from time to time during the term of the employment contract; (iii) the assignment to him of duties inconsistent with his office on the date of the change in control or as same may be increased from time to time after the change in control; (iv) any reassignment of him to a location greater than 50 miles from the location of his office on the date of the change in control; (v) any significant reduction in his compensation as provided in the executives employment contract in effect on the date of the change in control or as the same may be increased from time to time after the change in control; (vi) any failure to provide him with benefits at least as favorable as those enjoyed by him under any of the Corporation’s retirement or pension, life insurance, medical, health and accident, disability or other employee plans in which he participated at the time of the change in control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the change in control; (vii) any requirement that he travel in performance of his duties on behalf of the Corporation for a significantly greater period of time during any year than was required of him during the year preceding the year in which the change in control occurred; or (viii) any sustained pattern of interruption or disruption of him for matters substantially unrelated to his discharge of his duties on behalf of the Corporation. Following his resigning from employment following a change in control, the executive is entitled to the following payments and benefits from the Corporation (i) the Executive Termination Multiple (as defined in each respective executive’s section above) times the sum of his “base amount” (as defined in Code Section 280 G (b)(3) exclusions any directors fees and income from the exercise of stock options, payable in a lump sum; (ii) for the Benefit Period (as defined in each respective executive’s section above) from the date of termination, or until he secures substantially similar benefits through other employment, whichever shall first occur, a continuation of all life, disability, medical insurance and other normal health and welfare benefits in effect with respect to him during the two years prior to his termination of employment, or it the Corporation cannot provide such benefits because he is no longer an employee, a dollar amount equal to the cost to him of obtaining such benefits (or substantially similar benefits), not to exceed 120% of the Corporation’s cost to provide such benefits to an employee; and (iii) to the extent the foregoing described payments, when added to all other amounts of benefits provided to or on behalf of him in connection with termination of his employment, would result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, such payments shall be retroactively (if necessary) increased to the extent necessary to cover such excise tax imposition.
          Provided that the executive meets certain requirements under the employment contract and the Internal Revenue Code, the executive is entitled to receive the severance amounts detailed above in installments rather than in a lump sum.
          Payments by the Corporation under the above employment contracts are subject to the executive complying with non-compete clauses, non-solicitation clauses and proprietary property clauses in favor of the Corporation. Should the executive breach any of these clauses, then the Corporation can cease any payments due the executive and seek to recover any payments previously made to the executive under the contract.

          The below table is an estimate of payments due the named executive officers in the event a termination event or a change in control occurred on December 31, 2008:

			Involuntary Termination Not For
			Cause OR Voluntary Termination
			For Good Reason (1)
				Following a
		Change of	Absent a Change	Change of
		Control	of Control	Control
James McSwiggan (6)	Severance	$0	$1,280,944	$1,280,944
President and	Welfare benefits continuation (2)(7)	$0	$44,316	$44,316
Chief Operating Officer	Enhanced SERP benefit (5)	$0	$0	$419,215
	Value of accelerated stock options (3)	$0	$0	$0
	Value of accelerated restricted stock (4)	$7,276	$0	$7,276
	Potential excise tax gross-up	$0	$0	$594,279
	Total	$7,276	$1,325,260	$2,346,030

Robert Tabas (6)	Severance	$0	$600,650	$600,650
Chairman and	Welfare benefits continuation (2)(7)	$0	$29,782	$29,782
Chief Executive Officer	Enhanced SERP benefit (5)	$0	$0	$297,266
	Value of accelerated stock options (3)	$0	$0	$0
	Value of accelerated restricted stock (4)	$6,091	$0	$6,091
	Potential excise tax gross-up	$0	$0	$0
	Total	$6,091	$630,433	$933,790

Murray Stempel, III (6)	Severance	$0	$535,196	$535,196
Vice Chairman	Welfare benefits continuation (2)(7)	$0	$29,782	$29,782
	Enhanced SERP benefit (5)	$0	$0	$333,289
	Value of accelerated stock options (3)	$0	$0	$0
	Value of accelerated restricted stock (4)	$5,105	$0	$5,105
	Potential excise tax gross-up	$0	$0	$0
	Total	$5,105	$564,979	$903,373

Robert Kuehl (6)	Severance	$0	$0	$334,163
Chief Financial Officer	Welfare benefits continuation	$0	$0	$0
	Value of accelerated stock options (3)	$0	$0	$0
	Value of accelerated restricted stock	$0	$0	$0
	Potential reduction due to application
	of Code Section 280G	$0	$0	$2
	Total	$0	$0	$334,165

(1)	For severance and welfare benefits continuation payment calculation, and time and form of such payments, see “Employment Contracts.”

(2)	Calculated as the present value of $15,144 per year. Assumes no increase in the cost of welfare benefits. Assumes no tax on welfare benefits.

(3)	All unvested stock options were underwater as of December 31, 2008.

(4)	Upon the executive’s disability, death, or retirement, restricted stock may vest on a pro-rata basis if certain performance goals are satisfied.

(5)	For purposes of calculating each executive’s enhanced SERP benefit, if the executive is terminated involuntarily without Cause or voluntarily for Good Reason following a Change of Control, then the executive will be deemed to have remained employed until the earlier to occur of: (a) the executive’s death; or (b) the executive’s attaining age 60. For details regarding the SERP, including amount of benefit upon termination of employment, see “Retirement Plans.” Each executive would also be entitled to a similar amount upon a termination for disability at any time.

(6)	On February 20, 2009, we sold preferred stock to the Treasury under the Capital Purchase Program. As a result, pursuant to Section 111 of the EESA, we are prohibited from making any payments to our Named Executive Officers and any of our next five most highly compensated employees for a separation from service (except for payments for services performed or benefits accrued) during the period in which any obligation arising from such sale remains outstanding. Accordingly, based upon current Treasury Department guidance and subject to future guidance, we are currently prohibited from making any of the payments set forth in the above table.

(7)	Each executive, except for Mr. Kuehl, are entitled to medical insurance benefits upon retirement, commencing with the later of the date of retirement or age 60, and continuing until the earlier of the date the executive is eligible for Medicaid or age 65.

          The above payments are estimates only. The actual payments that would be due the named executive officers would be made based on the base salaries, bonuses, benefit costs, stock option acceleration, stock price arising from a change in control and the 280G gross up in existence at the time of the event.
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) (3) The following Exhibits are filed herewith as a part of this amendment to report:
10.15	Employment Agreement, dated June 1, 2008, between the Company, Royal Bank America and Robert A. Kuehl.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

3l.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
/s/ Robert R. Tabas
Robert R. Tabas
Chairman and Chief Executive Officer (Principal Executive Officer)

November 13, 2009