Form 10-Q
period 2009-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2009-11-13
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No. ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2009
$2.00 par value	10,847,145

Class B Common Stock	Outstanding at October 31, 2009
$0.10 par value	2,095,240

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Cash and due from banks	$20,895	$5,910
Interest bearing deposits	49,881	7,349
Federal funds sold	—	1,000

Total cash and cash equivalents	70,776	14,259
Investment securities available-for-sale (“AFS”) at fair value	453,980	350,302
Federal Home Loan Bank (“FHLB”) stock, at cost	10,952	10,952

Total investment securities and FHLB stock	464,932	361,254
Loans and leases held for sale	2,091	267
Loans and leases	637,534	700,722
Less allowance for loan and lease losses	23,348	28,908

Net loans and leases	614,186	671,814
Assets held for sale	78,599	—
Bank owned life insurance	8,167	30,016
Real estate owned via equity investment	17,815	18,927
Accrued interest receivable	14,512	13,580
Other real estate owned (“OREO”), net	25,611	10,346
Premises and equipment, net	6,274	6,926
Investment in real estate joint ventures	2,520	2,520
Other assets	56,327	45,677

Total assets	$1,361,810	$1,175,586

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets — (continued)
(unaudited)

	September 30,	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$58,443	$50,886
Interest bearing	785,501	709,182
Total deposits	843,944	760,068

Liabilities held for sale	65,318	—
Short-term borrowings	22,000	22,000
Long-term borrowings	248,823	253,681
Subordinated debentures	25,774	25,774
Obligations related to real estate owned via equity investment	9,961	12,350
Accrued interest payable	10,473	6,102
Other liabilities	22,145	14,026

Total liabilities	1,248,438	1,094,001

Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A 5% perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at September 30, 2009 and 0 shares at December 31, 2008	27,838	—
Common stock
Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,345,633 at September 30, 2009 and December 31, 2008	22,691	22,690
Class B, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,095,240 at September 30, 2009 and December 31, 2008	210	210
Additional paid in capital	126,033	123,425
Accumulated deficit	(56,991)	(33,561)
Accumulated other comprehensive loss	(1,955)	(26,106)
Treasury stock — at cost, shares of Class A, 498,488 at September 30, 2009 and December 31, 2008	(6,971)	(6,971)

Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	110,855	79,687

Noncontrolling interest	2,517	1,898

Total equity	113,372	81,585

Total liabilities and shareholders’ equity	$1,361,810	$1,175,586

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Interest income
Loans and leases, including fees	$11,970	$12,108	$34,519	$37,851
Investment securities held to maturity	—	904	—	3,241
Investment securities AFS:
Taxable interest	4,786	4,338	15,056	13,930
Tax exempt interest	—	19	19	56
Deposits in banks	43	258	129	309
Federal funds sold	—	5	—	20

Total Interest Income	16,799	17,632	49,723	55,407

Interest expense
Deposits	6,517	6,359	19,401	18,632
Short-term borrowings	44	15	128	673
Long-term borrowings	2,940	3,095	8,835	8,686
Obligations related to real estate owned via equity investments	69	48	172	151

Total Interest Expense	9,570	9,517	28,536	28,142

Net Interest Income	7,229	8,115	21,187	27,265

Provision for loan and lease losses	3,716	5,275	13,469	13,087

Net Interest Income after Provision for Loan and Lease Losses	3,513	2,840	7,718	14,178

Other income (loss)
Service charges and fees	343	314	1,048	912
Income from bank owned life insurance	310	288	1,003	776
Income related to real estate owned via equity investments	600	1,085	1,467	2,710
Gains on sales of loans and leases	170	27	447	133
Gains on sales related to real estate joint ventures	—	—	—	1,092
Gain on sale of premises and equipment	—	—	—	1,991
Gains on sales of other real estate owned	300	—	337	352
Net gains (losses) on the sale of AFS investment securities	1,334	(1,081)	1,046	(1,161)
Other income	140	30	204	92

Other income,excluding other than temporary impairment losses	3,197	663	5,552	6,897

Total other than temporary impairment losses on investment securities	(738)	(14,685)	(17,644)	(17,176)
Portion of loss recognized in other comprehensive loss	246	—	7,809	—

Net impairment losses recognized in earnings	(492)	(14,685)	(9,835)	(17,176)

Total Other Income (Loss)	2,705	(14,022)	(4,283)	(10,279)

Other expenses
Employee salaries and benefits	3,079	3,371	9,258	9,988
FDIC and state assessments	1,608	194	2,673	465
OREO valuation allowance	1,231	—	1,781	—
Professional and legal fees	1,012	1,161	3,004	2,535
Occupancy and equipment	834	859	2,563	2,436
OREO and loan collection expenses	658	1	1,590	159
Pennsylvania shares tax	293	346	932	977
Expenses related to real estate owned via equity investments	216	235	600	660
Directors’ fees	153	149	498	479
Stock option expense	84	173	142	517
Other operating expenses	661	982	2,332	2,900

Total Other Expenses	9,829	7,471	25,373	21,116

Loss Before Income Tax Expense (Benefit)	(3,611)	(18,653)	(21,938)	(17,217)

Income tax expense (benefit)	474	(6,833)	474	(6,902)

Net Loss	$(4,085)	$(11,820)	$(22,412)	$(10,315)

Less net income attributable to noncontrolling interest	$281	$192	$761	$502

Net loss attributable to Royal Bancshares	$(4,366)	$(12,012)	$(23,173)	$(10,817)

Less Preferred stock Series A accumulated dividend and accretion	$486	$—	$1,185	$—

Net loss available to common shareholders	$(4,852)	$(12,012)	$(24,358)	$(10,817)

Per common share data
Net loss — basic	$(0.37)	$(0.90)	$(1.84)	$(0.

Net loss — diluted	$(0.37)	$(0.90)	$(1.84)	$(0.81)

Cash dividends— Class A shares	$—	$—	$—	$0.300

Cash dividends— Class B shares	$—	$—	$—	$0.345

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Nine months ended September 30, 2009
(unaudited)

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except preferred share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity

Balance January 1, 2009	$—	11,345	$22,690	2,096	$210	$123,425	$(33,561)	$(26,106)	$(6,971)	$1,898	$81,585
Comprehensive loss
Net loss							(23,173)			761	(22,412)
Transfer of noncontrolling interest related to RBA Capital										(142)	(142)
Net unrealized gain on AFS securities, net of tax ($4,742)								19,075		—	19,075
Non-credit loss portion of other-than temporary impairments, net of tax ( $2,733)								5,076			5,076

Total comprehensive income											$1,597

Dividends paid on preferred stock						(359)					(359)
Issuance of Series A perpetual preferred stock
(30,407 shares) and warrants to purchase common stock (1,140,307 shares)	27,582					2,825					30,407
Accretion of discount on preferred stock	256						(256)				—
Common stock conversion from Class B to Class A		1	1	(1)			(1)				—
Stock option expense						142					142

Balance September 30, 2009	$27,838	11,346	$22,691	2,095	$210	$126,033	$(56,991)	$(1,955)	$(6,971)	$2,517	$113,372

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Nine months ended September 30, 2008
(unaudited)

							Retained	Accumulated
						Additional	earnings	other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	(Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except dividend data)	Series A	Shares	Amount	Shares	Amount	capital	deficit)	loss	stock	Interest	Equity

Balance January 1, 2008	$—	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)	$1,867	$148,234
Comprehensive loss
Net loss							(10,817)			502	(10,315)
Other comprehensive loss, net of reclassification adjustment and taxes								(14,336)			(14,336)

Total comprehensive loss											$(24,651)

Common stock conversion from Class B to Class A		1	2	(1)			(2)				—
Cash dividends on common stock											—
(Class A $0.30; Class B $0.345)							(4,005)				(4,005)
Purchase of treasury stock						—	—		(946)		(946)
Stock options exercised		15	29			144	—				173
Stock option expense						517					517

Balance September 30, 2008	$—	11,345	$22,690	2,096	$210	$123,239	$(6,297)	$(15,918)	$(6,971)	$2,369	$119,322

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Nine months ended September 30,

(In thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(22,412)	$(10,315)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	644	749
Net income attributable to noncontrolling interests	(761)	(502)
Stock compensation expense	142	517
Provision for loan and lease losses	13,469	13,087
Valuation allowance for other real estate owned	1,781	—
Net amortization of discounts and premiums on loans, mortgage-backed securities and investments	128	528
Benefit for deferred income taxes	—	(9,460)
Gains on sales of other real estate	(337)	(352)
Gains on sales of real estate joint ventures	—	(1,092)
Proceeds from sales of loans and leases	5,342	1,761
Gains on sales of loans and leases	(447)	(133)
Net (gains) losses on sales of investment securities	(1,046)	1,161
Gain from sale of premises of real estate owned via equity investment	(803)	(1,999)
Gains on sales of premises and equipment	—	(1,991)
Income from equity investments	(150)	(369)
Income from bank owned life insurance	(1,003)	(776)
Impairment of available-for-sale investment securities	9,835	17,176
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,326)	962
(Increase) decrease in other assets	(20,435)	2,898
Increase in accrued interest payable	5,951	85
Increase in other liabilities	9,820	3,050

Net cash (used in) provided by operating activities	(1,608)	14,985

Cash flows from investing activities:
Proceeds from call/maturities of held-to-maturity (HTM) investment securities	—	105,265
Proceeds from call/maturities of available-for-sale (AFS) investment securities	112,939	133,496
Proceeds from sales of AFS investment securities	130,362	—
Purchase of AFS investment securities	(320,072)	(74,122)
Redemption of Federal Home Loan Bank stock	—	3,390
Net increase in loans	(47,847)	(49,048)
Purchase of premises and equipment	(223)	(475)
Net proceeds from sale of premises of real estate owned via equity investments	4,100	7,472
Distribution from investments in real estate	150	369
Net decrease in real estate owned via equity investments	(3,297)	(5,473)
Proceeds from sales of foreclosed real estate	3,987	728
Proceeds from surrender of life insurance	10,471	—
Purchase of life insurance	—	(5,000)

Net cash (used in) provided by investing activities	(109,430)	116,602

Cash flows from financing activities:
Increase (decrease) in non-interest bearing and interest bearing demand deposits and savings accounts	30,860	(60,096)
Increase in certificates of deposit	117,109	26,918
Net decrease in short-term borrowings	—	(102,000)
Proceeds from long-term borrowings	—	65,000
Repayments of long-term borrowings	(4,858)	(2,667)
Repayment of mortgage debt of real estate owned via equity investments	(2,389)	(5,280)
Proceeds from issuance of preferred stock	30,407	—
Cash dividends	(359)	(4,005)
Purchase of treasury stock	—	(946)
Issuance of common stock under stock option plans	—	174

Net cash provided by (used in) financing activities	170,770	(82,902)
Net increase in cash and cash equivalents	59,732	48,685

Cash and cash equivalents at the beginning of the period	14,259	10,905

Cash and cash equivalents at the end of the period (1)	$73,991	$59,590

(1)	Included in cash and cash equivalents at the end of the period is $3.2 million related to Royal Asian Bank as of September 30, 2009 (Note 2)

Supplemental Disclosure
Interest paid	$22,585	$28,057

Transfers to other real estate owned	$20,696	$496

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc’s wholly owned subsidiary, Royal Preferred, LLC, Royal Captive Insurance Company, Royal Asian Bank (“Royal Asian”) (effective July 17, 2006, prior thereto, a division of Royal Bank America) and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, and its five 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, Royal Bank America Leasing, LP, RBA ABL Group, LP and RBA Capital, LP. During the first quarter of 2008, Royal Bank discontinued operations of RBA ABL Group, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”), (please see “Note 15 Trust Preferred Securities” for additional information.) These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.
1. Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.
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
On July 1, 2009, the FASB Accounting Standards CodificationTM (“Codification”) became effective as the sole authoritative source of U.S. GAAP. This codification was issued under FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” and can now be found under ASC Topic 105, “Generally Accepted Accounting Principles”. Codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, Paragraph and Subparagraph. The adoption of Codification did not have a material impact on the Company’s consolidated financial statements.
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should be potentially recognized or disclosed in these financial statements. The evaluation was conducted through the filing date of this report, November 13, 2009.

2. Disposal of Long-Lived Assets
On September 25, 2009, Royal Bancshares of Pennsylvania, Inc. (the “Company”) announced that it had entered into a stock purchase agreement (the “Agreement”) with a newly formed corporation organized by the President of Royal Asian Bank (“Royal Asian”), a banking subsidiary of the Company, to purchase all of the outstanding common stock of Royal Asian owned by the Company. Under the terms of the Agreement, Royal Asian Bancshares (the “Buyer”) will purchase all of the common stock of Royal Asian owned by the Company for a purchase price of $15,217,988.
Closing of the transaction contemplated by the Agreement is subject to a number of conditions specified in the Agreement, including receipt of all required regulatory approvals and completion of a private placement transaction by the Buyer (the “Buyer Private Placement”) to fund payment of the purchase price. Under the Agreement, the Buyer must (i), on or prior to November 15, 2009, have received net proceeds in the Buyer Private Placement in the amount of $10.0 million for the purpose of acquiring the Company’s shares of common stock of Royal Asian and delivered a written representation of its chief executive officer that it reasonably expects to raise the remaining funds constituting purchase price by the closing date and (ii), on or prior to December 15, 2009, received net proceeds in the Buyer Private Placement for the balance of the total purchase price.
Either the Company or the Buyer may terminate the Agreement if the closing has not occurred by December 31, 2009. In addition, either party may terminate the Agreement at any time if any governmental entity that must grant a required regulatory approval has denied approval of the transactions, requested that an application be withdrawn, or notified either party that it will not grant (or intends to rescind or revoke if previously approved), a required regulatory approval, or imposed a condition in connection with approval of the transactions, which, in the good faith judgment of the Company or Buyer, will materially impair the ability of Buyer to complete the transactions. The Company may terminate the Agreement (i) on or after November 16, 2009 if the Company has not received evidence satisfactory to it that Buyer has received net proceeds in the Buyer Private Placement by November 15, 2009 in the amount of $10.0 million for the purpose of acquiring the Company’s shares of common stock of Royal Asian and a written representation of Buyer’s chief executive officer that it reasonably expects to raise the remaining funds constituting purchase price by the closing date and (ii) on or after December 16, 2009 if the Company has not received evidence satisfactory to it that Buyer has received net proceeds in the Buyer Private Placement by December 15, 2009 for the balance of the total purchase price. Either party may also terminate the Agreement by mutual consent and in the event of certain breaches of representations, warranties or obligations of the other party.

Below is a presentation of Royal Asian’s assets and liabilities held for sale as of September 30, 2009.

September 30,
(in thousands)	2009
ASSETS
Cash and due from banks	$32,013
Cash eliminated in consolidation	(28,798)

Total cash and cash equivalents	3,215

Investment securities available-for-sale (“AFS”) at fair value	792

Loans and leases	66,344
Less allowance for loan and lease losses	1,753

Net loans and leases	64,591

Other assets	10,001

Total assets held for sale	$78,599

LIABILITIES
Liabilities
Deposits
Non-interest bearing	$12,951
Non-interest bearing deposits eliminated in consolidation	(560)
Interest bearing	79,940
Interest bearing deposits eliminated in consolidation	(28,238)

Total deposits	64,093

Other liabilities	1,225

Total liabilities held for sale	$65,318
3. Segment Information
FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing and RBA Capital (“Other” in the segment table below). The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that previously made equity investments in real estate and had extended mezzanine loans to real estate projects. At September 30, 2009 and 2008, one such equity investment in real estate meets the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting on a consolidated basis said investment as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to our partners. The VIE is included below in the Equity Investment category.
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
Community banking
The Company’s Community Banking segment which includes Royal Bank America and Royal Asian Bank (“the Banks”) consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Banks to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk. While the Banks make very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans. The Company entered into a stock purchase agreement with a newly formed corporation to purchase all of the outstanding common stock of Royal Asian owned by the Company (please see “Note 2 Disposal of Long-Lived Assets” for additional information.)
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
Equity investments
In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of September 30, 2009, the Partnership also had $10.0 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company is not obligated to pay the senior debt.
In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), the Partnership assesses for impairment by evaluating the recoverability of the condominiums based on estimated future operating cash flows. The Company had previously recognized $10.0 million in impairment ($8.5 million in 2007 and $1.5 million in 2008). There was no further impairment in the first three quarters of 2009. The Company’s investment in this entity is further discussed in “Note 14 Real Estate Owned via Equity Investment.”
Other segments
RBA Capital and RBA Leasing are reported in this category. RBA Capital is a “re-discount” lender. RBA Leasing is a small ticket leasing company. Neither RBA Capital nor RBA Leasing met the threshold requirements under ASC Topic 280 that would preclude them from being combined and reported below as “Other segments.” During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital. The operations of the subsidiary are now part of Royal Bank however they continue to be shown in the “Other segments” section of the table below since the type of lending is different than that of Royal Bank. See the “Results of Operations by Business Segments” section in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on these subsidiaries.
The following table presents selected financial information for reportable business segments for the three and nine month periods ended September 30, 2009 and 2008. Included in the Community Banking segment are assets and deposits of $78.6 million and $64.1 million, respectively, related to the sale of Royal Asian as of September 30, 2009.

	Three months ended September 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,173,562	$105,093	$15,356	$67,799	$1,361,810

Total deposits	$908,037	$—	$—	$—	$908,037

Interest income	$12,509	$3,014	$—	$1,276	$16,799
Interest expense	8,081	1,113	69	307	9,570

Net interest income (expense)	$4,428	$1,901	$(69)	$969	$7,229
Provision for loan and lease losses	3,093	161	—	462	3,716
Total other income	2,057	109	444	95	2,705
Total other expenses	8,679	746	216	188	9,829
Income tax (benefit) expense	(82)	429	56	71	474

Net (loss) income	$(5,205)	$674	$103	$343	$(4,085)

Noncontrolling interest	$(122)	$270	$79	$54	$281

Net (loss) income attributable to Royal Bancshares	$(5,083)	$404	$24	$289	$(4,366)

	Three months ended September 30, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,013,965	$74,652	$22,843	$61,026	$1,172,486

Total deposits	$736,974	$—	$—	$—	$736,974

Interest income	$13,946	$2,316	$—	$1,370	$17,632
Interest expense	7,862	920	48	687	9,517

Net interest income (expense)	$6,084	$1,396	$(48)	$683	$8,115
Provision for loan and lease losses	4,843	—	—	432	5,275
Total other (loss) income	(15,116)	38	953	103	(14,022)
Total other expenses	6,227	523	235	486	7,471
Income tax (benefit) expense	(7,209)	188	235	(47)	(6,833)

Net (loss) income	$(12,893)	$723	$435	$(85)	$(11,820)

Noncontrolling interest	$44	$183	$—	$(35)	$192

Net (loss) income attributable to Royal Bancshares	$(12,937)	$540	$435	$(50)	$(12,012)

	Nine months ended September 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,173,562	$105,093	$15,356	$67,799	$1,361,810

Total deposits	$908,037	$—	$—	$—	$908,037

Interest income	$38,073	$7,928	$—	$3,722	$49,723
Interest expense	24,480	2,975	172	909	28,536

Net interest income (expense)	$13,593	$4,953	$(172)	$2,813	$21,187
Provision for loan and lease losses	11,729	797	—	943	13,469
Total other (loss) income	(5,985)	255	1,141	306	(4,283)
Total other expenses	21,758	2,314	600	701	25,373
Income tax (benefit) expense	(751)	812	129	284	474

Net (loss) income	$(25,128)	$1,285	$240	$1,191	$(22,412)

Noncontrolling interest	$0	$514	$184	$62	$761

Net (loss) income attributable to Royal Bancshares	$(25,128)	$771	$55	$1,129	$(23,173)

	Nine months ended September 30, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,013,965	$74,652	$22,843	$61,026	$1,172,486

Total deposits	$736,974	$—	$—	$—	$736,974

Interest income	$45,224	$6,012	$—	$4,171	$55,407
Interest expense	23,265	2,585	151	2,141	28,142

Net interest income (expense)	$21,959	$3,427	$(151)	$2,030	$27,265
Provision for loan and lease losses	11,608	22	—	1,457	13,087
Total other (loss) income	(13,461)	439	2,341	402	(10,279)
Total other expenses	17,521	1,452	660	1,483	21,116
Income tax (benefit) expense	(7,991)	731	536	(178)	(6,902)

Net income (loss)	$(12,640)	$1,661	$994	$(330)	$(10,315)

Noncontrolling interest	$126	$508	$—	$(132)	$502

Net income (loss) attributable to Royal Bancshares	$(12,766)	$1,153	$994	$(198)	$(10,817)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $1.1 million and $920,000 for the three month periods ended September 30, 2009 and 2008, respectively and $3.0 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively.
Interest income earned by the Community Banking segment related to the Other Segment was approximately $307,000 and $687,000 for the three month periods ended September 30, 2009 and 2008, respectively and $909,000 and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. The reduction in interest income earned by the Community Banking segment related to the Other Segment for the third quarter and the first nine months of 2009 is due to RBA Capital no longer paying interest to Royal Bank.
4. Per Share Information
The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and nine months ended September 30, 2009, 642,178 and 739,016 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and nine months ended September 30, 2009. Additionally 30,407 warrants were also anti-dilutive. For the three and nine months ended September 30, 2008, 873,516 and 925,630 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and nine months ended September 30, 2008.
Basic and diluted EPS are calculated as follows:

	Three months ended September 30, 2009
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS Loss available to common shareholders	$(4,852)	13,257	$(0.37)

	Three months ended September 30, 2008
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS Loss available to common shareholders	$(12,012)	13,257	$(0.90)

	Nine months ended September 30, 2009
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS Loss available to common shareholders	$(24,358)	13,257	$(1.84)

	Nine months ended September 30, 2008
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS Loss available to common shareholders	$(10,817)	13,306	$(0.81)

See “Note 11 Stock Option Plans” for a discussion on the Company’s stock option and restricted stock plan.
5. Comprehensive Income
FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders. Net income (loss) is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income. Unrealized gains and losses on AFS securities is an example of an other comprehensive income component.

	Nine months ended September 30, 2009
		Tax
	Before tax	(benefit)	Net of tax
(In thousands)	amount	expense	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$23,728	$8,305	$15,423
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(3,001)	3,001
Less adjustment for impaired debt, preferred and common stock securities	(9,835)	(3,442)	(6,393)
Less reclassification adjustment for net gains realized in net loss	1,046	366	680

Unrealized gains on investment securities	$32,517	$8,380	$24,137
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(21)	(7)	(14)

Other comprehensive income, net	$32,538	$8,387	$24,151

		Tax
	Before tax	(benefit)	Net of tax
(In thousands)	amount	expense	amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(37,494)	$(13,123)	$(24,371)
Market value adjustment on transfer of held-to-maturity securities to available-for-sale	(2,987)	(1,045)	(1,942)
Less adjustment for impaired investment securities	(17,176)	(6,011)	(11,165)
Less reclassification adjustment for losses realized in net loss	(1,161)	(406)	(755)

Unrealized losses on investment securities	$(22,144)	$(7,751)	$(14,393)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(88)	(31)	(57)

Other comprehensive loss, net	$(22,056)	$(7,720)	$(14,336)

6. Investment Securities:
The carrying value and fair value of investment securities at September 30, 2009 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$45,343	$749	$—	$46,092
U.S. government agencies	1,175	6	—	1,181
Preferred stocks	2,500	—	(331)	2,169
Common stocks	381	60	(7)	434
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	290,713	2,587	(413)	292,887
Non-agency	30,234	155	(2,758)	27,631
Collateralized debt obligations	35,000	—	(594)	34,406
Corporate bonds	8,405	10	(1,129)	7,286
Trust preferred securities	34,272	1,757	(1,076)	34,953
Other securities	7,843	6	(116)	7,733

Total available for sale before Royal Asian investments held for sale	455,866	5,330	(6,424)	454,772
Royal Asian investments held for sale	(792)	—	—	(792)

Total available for sale	$455,074	$5,330	$(6,424)	$453,980

The carrying value and fair value of investment securities at December 31, 2008 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
(In thousands)	cost	gains	losses	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$53,871	$1,190	$—	$55,061
U.S. government agencies	48,109	82	—	48,191
Preferred stocks	4,000	—	(1,703)	2,297
Common stocks	19,907	8	(7,208)	12,707
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	77,848	1,649	(72)	79,425
Non-agency	43,711	—	(6,221)	37,490
Collateralized debt obligations	35,000	—	(8,840)	26,160
Corporate bonds	57,445	641	(6,748)	51,338
Trust preferred securities	36,316	606	(6,778)	30,144
Other securities	7,631	54	(196)	7,489

Total available for sale	$383,838	$4,230	$(37,766)	$350,302

The amortized cost and fair value of investment securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2009
	Amortized
(In thousands)	cost	Fair value

Within 1 year	$36,228	$35,635
After 1 but within 5 years	8,352	7,238
After 5 but within 10 years	—	—
After 10 years	34,272	34,953
Mortgage-backed securities-residential	45,343	46,092
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	290,713	292,887
Non-agency	30,234	27,631

Total available for sale debt securities	445,142	444,436
No contractual maturity	10,724	10,336

Total available for sale before Royal Asian investments held for sale	455,866	454,772

Royal Asian investments held for sale	(792)	(792)

Total available for sale	$455,074	$453,980

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost. All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”). The non-agency collateralized mortgage obligations that are rated below AA are evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments-Other”. In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.
Effective April 1, 2009, the Company adopted new provisions under ASC Topic 320 specific to OTTI. Under the new guidance which applies to existing and new debt securities, OTTI is considered to have occurred (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the loss related to other factors. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income. Under the new guidance, if applicable, noncredit-related OTTI recognized in earnings previous to April 1, 2009 would be reclassified from retained earnings to accumulated OCI as a cumulative effect transition adjustment. The Company did not record a cumulative effect adjustment as of April 1, 2009 because prior OTTI recorded in earnings was all credit-related.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Non-agency collateralized mortgage obligations	$—	$3,188	$459	$3,188
Corporate bonds	—	11,497	1,353	11,497
Trust preferred securities	77	—	1,942	—
Common stocks	—	—	4,334	—
Preferred stocks	—	—	1,117	2,491
Other securities	415	—	630	—

	$492	$14,685	$9,835	$17,176

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at September 30, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Three	Nine
	months	months
Periods ended September 30, 2009	2009	2009
(In thousands)
Balance at beginning of period	$3,677	$—
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	3,677
Reductions for securities sold during the period (realized)	(1,047)	(1,047)
Additional credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	77	77

Balance at end of period	$2,707	$2,707

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Investment securities available for sale
Mortgage-backed securities-residential	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Preferred stocks	—	—	2,169	(331)	2,169	(331)
Common stocks	42	(7)	—	—	42	(7)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	56,814	(413)	—	—	56,814	(413)
Non-agency	1,877	(72)	16,230	(2,686)	18,107	(2,758)
Collateralized debt obligations	—	—	34,406	(594)	34,406	(594)
Corporate bonds	350	(1)	5,523	(1,128)	5,873	(1,129)
Trust preferred securities	—	—	22,721	(1,076)	22,721	(1,076)
Other securities	1,148	(116)	—	—	1,148	(116)

Total available for sale	$60,231	$(609)	$81,049	$(5,815)	$141,280	$(6,424)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Investment securities available for sale
Mortgage-backed securities-residential	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Preferred stocks	1,940	(560)	357	(1,143)	2,297	(1,703)
Common stocks	12,657	(7,208)	—	—	12,657	(7,208)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	5,228	(72)	—	—	5,228	(72)
Non-agency	25,483	(5,328)	12,008	(893)	37,491	(6,221)
Collateralized debt obligations	20,353	(4,647)	5,807	(4,193)	26,160	(8,840)
Corporate bonds	23,794	(5,902)	8,643	(846)	32,437	(6,748)
Trust preferred securities	22,818	(6,484)	1,720	(294)	24,538	(6,778)
Other securities	1,470	(196)	—	—	1,470	(196)

Total available for sale	$113,743	$(30,397)	$28,535	$(7,369)	$142,278	$(37,766)

The AFS portfolio had gross unrealized losses of $6.4 million at September 30, 2009, which declined from gross unrealized losses of $37.8 million at December 31, 2008. The improvement in gross unrealized losses is related to $9.8 million in impairment charges recorded in earnings for the nine months ended September 30, 2009 as described below and to the overall improvement in the fair values of the securities in the Company’s investment portfolio. The gross unrealized losses have improved significantly in the last two quarters as the financial markets have begun to recover and have exhibited more stability. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.
Preferred stocks: As of September 30, 2009, the Company had one preferred stock holding of a financial institution with a total fair value of $2.2 million and an unrealized loss of $331,000, or 13% of its aggregate cost. Management evaluated analysts near term earnings estimates and recent stock price recovery in relation to the severity and duration of the unrealized loss. While the stock is rated below investment grade, the stock price has seen an 18% price recovery since the second quarter of 2009. The issuer is current with dividend payments. Management believes that the fair value of the preferred stock was not a result of the financial condition and near term projections of the issuer but rather reflected investor concerns about recent losses in the financial services industry related to subprime, construction and commercial real estate lending, a recent acquisition, and other credit-related factors. Because the Company does not intend to sell this stock before recovery of its cost basis and will not more likely than not be required to sell the stock before recovery of their cost basis, it does not consider the impairment to be other-than-temporary at September 30, 2009. During the third quarter of 2009, the Company sold a preferred stock holding in a financial institution for a gain of $296,000. The Company had previously recorded an OTTI charge to earnings on this preferred stock in the first quarter of 2009 for $1.1 million.
Common stocks: As of September 30, 2009, the Company had three common stocks of financial institutions with a total fair value of $42,000 and an unrealized loss of $7,000, or 14% of its aggregate cost. The Company recorded an OTTI charge to earnings of $62,000 related to these three common stocks during the second quarter of 2009. Because the Company does not intend to sell these stocks before recovery of their cost basis and will not more likely than not be required to sell the stocks before recovery of their cost basis, it does not consider the unrealized loss to be other-than-temporary at September 30, 2009.
At June 30, 2009 the Company had 276 large cap, small cap and mid-cap common stocks in six separate accounts managed exclusively for the benefit of the Company by an investment management company. The total fair value was $13.7 million and unrealized losses were $2.3 million, or 15% of their aggregate cost. The Company had recorded impairment losses of $3.8 million on this portfolio during the first six months of 2009. As a result of the improvement in the stock market during the third quarter of 2009 management concluded that it was in the best interest of the Company to sell the entire managed common stock portfolios. Several analysts had indicated that the market was poised for a correction after increasing almost 50% since late in the first quarter of 2009. During the third quarter the Company sold these stocks and minimized the loss to $130,000, or 1% of their aggregate cost.
For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which is described below.
U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”): As of September 30, 2009, the Company had twelve Agency CMOs with a fair value of $56.8 million and gross unrealized losses of $413,000, or 1% of their aggregate cost. All of the Agency CMOs had been in an unrealized loss position for less than seven months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2009.
Non-agency collateralized mortgage obligations (“Non-agency CMOs”): As of September 30, 2009, the Company had seven non-agency CMOs with a fair value of $18.1 million and gross unrealized losses of $2.8 million, or 13% of their aggregate cost. Six of the non-agency CMO bonds were in an unrealized loss position for more than twelve months. One bond was in an unrealized loss position for less than twelve months. Three bonds accounted for $2.4 million, or 86% of the gross unrealized loss. During the second quarter of 2009, the Company concluded that two of these three bonds were other-than-temporarily impaired and recognized in earnings the credit-related loss of $459,000. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bonds by considering numerous factors including credit default rates, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. Two of the bonds are below investment grade and the third bond is rated A. Management utilized discounted cash flow analysis as required under ASC Topic 320 and ASC Topic 325 to determine the credit component of the unrealized loss for the three bonds. As a result, management concluded that there was no additional credit-related loss on the two bonds that were previously deemed other-than-temporarily impaired. In addition there was no credit-related loss on the third bond. Management expects to fully collect the amortized cost basis of all seven bonds. The Company does not intend to sell the non-agency CMOs and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Therefore, the Company does not consider the remaining five bonds to be other-than-temporarily impaired as of September 30, 2009. The total gross unrealized loss of $2.8 million recognized in comprehensive income is comprised of the $1.5 million in noncredit-related losses on the two bonds deemed other-than-temporarily impaired and $1.3 million in unrealized losses on the five bonds not considered other-than-temporarily impaired.
Collateralized debt obligations (“CDOs”): As of September 30, 2009, the Company had three CDOs with a fair value of $34.4 million and gross unrealized losses of $594,000, or 2% of the aggregate cost. Gross unrealized losses of $594,000 for this investment category have occurred for more than twelve months but have experienced a 93% improvement in valuation during the past nine months. The unrealized losses for the Company’s CDO investments relate to the credit default risk of the pool of diversified companies within each of three collateralized debt obligations. The unrealized loss reflects the uncertainty associated with the current economic recession and the potential for increased company bankruptcies that could potentially result in losses within these investments. Given the illiquid market for these synthetic CDOs there was no market pricing available for determining fair value. The Company did receive third party pricing that incorporated the copula model, corporate spreads in the marketplace and the timing of the maturity of these investments in arriving at “indicative pricing.” Based upon the range of the bid and ask price for actual sales, albeit limited, of similarly structured CDOs during the past three quarters, management concluded that the indicative pricing represented a reasonable approach in arriving at fair value for these investments. The analysis did not look at indicators of defaults but instead it analyzed what would happen to the principal if actual defaults occurred (see paragraph below for further information). Two of the CDOs have an aggregate amortized cost of $10 million and mature in December of 2009. These two CDOs have a diversified pool of approximately 100 companies that experienced additional defaults during the first three quarters of 2009. Based upon the number of defaults occurring to date and the maturity dates of these CDOs, the Company expects full payment of principal at maturity. The third CDO, which has an amortized cost of $25.0 million, has a diversified pool of almost 100 companies. This CDO also experienced additional defaults during the first three quarters of 2009 and matures in June of 2010. Based upon the defaults to date, the lack of significant debt maturities scheduled between now and maturity in 2010 and the reduced potential for additional defaults due to the CDO’s maturity date, management expects to receive full payment of principal at maturity. Because the Company does not intend to sell the CDOs and it is not more likely than not that the Company will be required to sell the investments prior to maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2009.
As of September 30, 2009, the two CDOs that mature in December 2009 had absorbed six credit events with an average recovery rate of 49%. Based on the current subordination, these two CDOs can sustain, under a worst-case scenario with 0% recovery and the heavily-weighted credits defaulting, a total of two to three additional credit events before they experience their first dollar of loss. With the same 0% recovery assumption, but the lesser-weighted entities subject to credit events, the tranche can sustain five to seven additional defaults before experiencing its first loss. As of September 30, 2009, the CDO which matures in 2010 has absorbed 13 credit events with an average recovery rate of 25%. Based on the current subordination, this CDO can sustain, under a worst-case 0% recovery scenario, an additional ten to eleven defaults before experiencing its first dollar of loss. Management also engaged two independent third parties to review the CDOs as noted below to validate the fair values received and determine potential impairment.
In addition to receiving indicative pricing for the CDOs as previously noted, management received valuation updates from two separate organizations to determine potential impairment. One independent third party analysis was provided by a specialized rating agency that issues credit reports on high yield corporate bonds. The analysis prepared by the specialized rating agency compared their assigned ratings (default risk ranking) that utilized a numerical rating system from one through eight with both a two year and a five year outlook to Moody’s and S & P’s ratings for the individual companies within the $25.0 million CDO pool. Based upon the individual ratings, which considered cash flow when available, of approximately 100 diversified companies within the CDO, they concluded that the expected credit defaults would result in a return of 100% of the principal invested. Another third party independent analysis provided by an investment advisor on all three CDOs approached the potential for future credit defaults using various credit ratings of three agencies (Moody’s, S & P and Fitch) in conjunction with Value Line, a highly regarded independent investment research firm. The volatility of financial markets has impacted the fair value of these investments; however, the volatility of the insurance markets has had no impact since the credit enhancement for these CDOs are tied to the originator, which is a well capitalized bank in Canada, rather than an insurance company like many other CDOs. Based on management’s analysis, the previous third party reviews, and significantly improved indicative values, management concluded that OTTI had not occurred for the CDOs.
Corporate bonds: As of September 30, 2009, the Company had two corporate bonds with a fair value of $5.5 million and gross unrealized losses of $1.1 million, or 17% of their aggregate cost. One of the corporate bonds was deemed other-than-temporarily impaired as of September 30, 2009. Both bonds have been in an unrealized loss position for longer than twelve months and are below investment grade. The Company’s unrealized losses in investments in corporate bonds represent credit risk of the underlying issuers, which are finance companies. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments. Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component as required under ASC Topic 320 to determine the credit risk component of the corporate bonds. Based on these analyses, there was no further credit-related loss on the one bond that was deemed other-than-temporarily impaired and the other bond was not deemed other-than-temporarily impaired. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company recognized the non-credit related loss of $737,000 on the bond that was deemed other-than-temporarily impaired and $392,000 in unrealized losses on the other bond in comprehensive income at September 30, 2009.

During the third quarter the Company sold two bonds that were deemed other-than-temporarily impaired. One of the bonds which had credit-related losses of $725,000 in the second quarter of 2009 was sold for a gain of $180,000. The other bond which had credit-related losses of $322,000 in the second quarter of 2009 was sold for a $768,000 loss. During the third quarter, the issuer of the other bond had indicated that the government would not likely support the company and has subsequently filed for bankruptcy. In order to limit the potential losses associated with this investment the Company decided to sell the security.
Trust preferred securities: At September 30, 2009, the Company had eleven trust preferred securities issued by eight individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry. The valuations of trust preferred securities were based upon the fair market values of active trades for four of the securities and ASC Topic 320 using cash flow analysis for the remaining seven securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. As of September 30, 2009, the Company has six trust preferred securities with a fair value of $22.7 million and gross unrealized losses of $1.1 million, or 4.5% of their aggregate cost. All six of the trust preferred securities have been in an unrealized loss position for twelve months or longer. Five of the securities are below investment grade and one security is not rated. Five of the trust preferreds were deemed other-than-temporarily impaired at June 30, 2009 and September 30, 2009. The unrealized losses in investments in trust preferred securities of the Company reflect the credit concerns related to the financial institutions that issued these long term financial obligations. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in lower values for all trust preferred securities. Management then applied a discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component of the unrealized loss as required by ASC Topic 320. As a result, there was no additional credit-related loss on the four of the five bonds deemed other-than-temporarily impaired. The fifth bond deemed other-than-temporarily impaired had an additional credit-related loss of $77,000. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the credit-related loss was recognized in earnings. The resulting credit-related loss was $77,000 at September 30, 2009 and the remaining noncredit-related loss of $1.0 million was recognized in other comprehensive income. Because the Company does not intend to sell the trust preferred security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be maturity, the Company does not consider the remaining security to be other-than-temporarily impaired as of September 30, 2009. The total gross unrealized loss of $1.1 million recognized in comprehensive income is comprised of the $1.0 million in noncredit-related losses on the five securities deemed other-than-temporarily impaired and $65,000 in unrealized loss on the one security not considered other-than-temporarily impaired.
Other securities: As of September 30, 2009, the Company had eight investments in real estate and SBA funds. As of September 30, 2009, one of the private equity real estate funds has a fair value of $1.1 million and an unrealized loss of $116,000, or 9% of the cost basis. It has been in an unrealized loss position for nine months. Management reviewed the fund’s financials and asset values, its near-term projections, spoke with the fund managers, and considered any unusual situation pertaining to a specific fund, such as significant changes in the dividend, industry trend or critical negative factor. Because the Company does not intend to sell the private equity fund and it is not more likely than not that the Company will be required to sell the private equity fund before recovery of its amortized cost basis, it does not consider the impairment to be other-than-temporary. During the third quarter of 2009, the Company recognized impairment charges of $414,000 on two private equity global commercial real estate investment funds. The decline in value reflects the current worldwide recession in general and the specific reduction in values of commercial real estate globally. After reviewing the fund’s financials and asset values, its near-term projections, and speaking with the fund managers, the Company does not anticipate recovery to the original cost basis. One of the funds was deemed other-than-temporarily impaired as of June 30, 2009 and an additional $79,000 was recorded in impairment charges during the third quarter of 2009 after recording an impairment charge of $215,000 in the second quarter of 2009 on this fund. The Company concluded that OTTI had occurred on the second fund as of September 30, 2009 and recorded a charge to earnings of $335,000.
The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
7. Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of September 30, 2009 and December 31, 2008, FHLB stock totaled $11.0 million.
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
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB. On October 29, 2009, the FHLB filed an 8-K to report their results for the three months ended September 30, 2009. For the third quarter of 2009, the FHLB had a net loss of $40.4 million compared to net income of $32.1 million for the second quarter of 2009 primarily related to credit-related losses on their mortgage-backed securities portfolio. At September 30, 2009, GAAP capital was $3.6 billion as compared to a $4.1 billion at December 31, 2008. The FHLB was in compliance with its risk-based, total and leverage capital requirements at September 30, 2009. The FHLB is also updating its capital restoration plan. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered. Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of September 30, 2009. Further deterioration of the FHLB’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired.

8. Loans and Leases

	September 30,	December 31,
(In thousands)	2009	2008

Commercial and industrial	$87,201	$86,278
Construction	84,169	167,204
Land Development	65,641	74,168
Construction and land development — mezzanine	2,815	2,421
Single family residential	54,415	27,480
Real Estate — non-residential	277,560	234,573
Real Estate — non-residential-mezzanine	—	4,111
Real Estate — multi-family	21,614	14,059
Real Estate -1-4 family — mezzanine	—	335
Tax certificates	73,900	64,168
Leases	36,444	26,123
Other	1,201	1,243

Total gross loans	704,960	702,163
Deferred fees, net	(1,082)	(1,441)

Total loans and leases before Royal Asian loans held for sale	703,878	700,722

Royal Asian loans held for sale (1)	(66,344)	—

Total loans and leases	$637,534	$700,722

(1)	Included in Royal Asian loans held for sale is $48.2 million and $9.5 million in non-residential and commercial loans, respectively, as of September 30, 2009.
During 2009 approximately $43.4 million in completed construction projects were reclassified as non-residential ($8.0 million) or single family real estate ($35.4 million). The Company classifies its leases as capital leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method. As of September 30, 2009, the Company did not have any restructured loans.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(In thousands)	2009	2008

Impaired loans with a valuation allowance	$40,466	$69,350
Impaired loans without a valuation allowance	43,530	16,480

Total impaired loans before Royal Asian impaired loans held for sale	83,996	85,830

Royal Asian impaired loans held for sale(1)	(3,935)	—

Total impaired loans	$80,061	$85,830

Valuation allowance related to impaired loans	$4,079	$12,882
Allowance related to Royal Asian impaired loans held for sale	(275)	—

Total valuation allowance related to impaired loans	$3,804	$12,882

(1)	The $3.9 million related to the “Royal Asian impaired loans held for sale” is comprised of $1.6 million in impaired loans with a valuation allowance and $2.3 million in impaired loans without a valuation allowance as of September 30, 2009.
Non-accrual and impaired loans were $84.0 million at September 30, 2009, compared to $85.8 million at December 31, 2008, a slight decrease of $1.8 million. The $1.8 million decline was the result of a $29.0 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual, $17.9 million transferred to other real estate owned, and $17.5 million in charge-offs which collectively were offset by $62.5 million in additions. If interest had been accrued, such income would have been approximately $1.6 million and $4.9 million for the three and nine months ended September 30, 2009. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter. The $8.8 million decline in the valuation allowance was entirely related to loan charge-offs including charge-offs on two loans transferred to other real estate owned (“OREO”). The valuation allowance of $2.9 million and $400,000 for these two loans was charged to the allowance for loan and lease losses at the time of transfer to OREO.
Total cash collected on impaired loans during the nine months ended September 30, 2009 and September 30, 2008 was $15.6 million and $7.4 million respectively, of which $15.3 million and $7.4 million was credited to the principal balance outstanding on such loans, respectively.
The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company ceased new mezzanine lending in 2007. The Company defines a mezzanine loan as a financing that bridges the gap between private equity investment and the traditional bank loan. Generally, it is a secured junior mortgage lien along with a pledge of ownership interest in a project. In substantially all mezzanine loans, a personal guarantee of the principal individual is obtained. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at September 30, 2009. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.

9. Allowance for Loan and Lease Losses:
Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning period	$28,374	$26,282	$28,908	$19,282

Charge-offs by loan type
Commercial and industrial	(10)	—	(254)	(568)
Construction and land development	(380)	—	(4,747)	—
Construction and land development — mezzanine	—	(768)	(298)	(768)
Single family residential	(3,323)	—	(3,476)	(34)
Real Estate — non-residential	(3,286)	—	(7,121)	—
Real estate — non-residential real estate — mezzanine	—	(1,000)	(1,132)	(1,000)
Leases	(157)	(225)	(452)	(466)
Tax certificates	—	—	—	(22)

Total charge-offs	(7,156)	(1,993)	(17,480)	(2,858)

Recoveries by loan type
Commercial and industrial	12	—	15	50
Single family residential	155	2	189	5

Total recoveries	167	2	204	55

Net charge offs	(6,989)	(1,991)	(17,276)	(2,803)

Provision for loan and lease losses	3,716	5,275	13,469	13,087

Balance at the end of period before Royal Asian allowance for loan and lease losses	$25,101	$29,566	$25,101	$29,566

Royal Asian allowance for loan and lease losses	(1,753)	—	(1,753)	—

Balance at the end of period	$23,348	$29,566	$23,348	$29,566

There were $4.5 million, $5.9 million, and $7.1 million of loan and lease charge-offs during the first, second, and third quarters of 2009, respectively. These charge-offs were primarily attributed to construction, residential and non-residential real estate, and non-residential real estate mezzanine loans that predominantly became non-performing in 2008. Of the $17.5 million in charge-offs for the nine months ended September 30, 2009, $5.1 million were charge-offs taken before transferring the collateral to OREO.
10. Pension Plan
The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three and nine month periods ended September 30, 2009 and 2008 included the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Service cost	$126	$118	$378	$354
Interest cost	141	131	422	395
Amortization of prior service cost	23	24	68	70
Amortization of actuarial loss	7	5	21	17

Net periodic benefit cost	$297	$278	$889	$836

11. Stock Option Plans
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
The following table presents the activity related to the Directors’ Plan for the nine months ended September 30, 2009.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)

Options outstanding at December 31, 2008	95,950	$18.82	4.4	$—
Exercised	—	—
Forfeited	(1,575)	21.78
Expired	(4,178)	10.57

Options outstanding at September 30, 2009	90,197	$19.15	3.9	$—

Options exercisable at September 30, 2009	90,197	$19.15	3.9	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock.
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
The following table presents the activity related to the Employee Plan for the nine months ended September 30, 2009.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)

Options outstanding at December 31, 2008	685,873	$19.72	3.4
Granted	—	—
Exercised	—	—
Forfeited	(263,866)	19.44
Expired	(20,381)	16.28

Options outstanding at September 30, 2009	401,626	$20.09	4.5	$—

Options exercisable at September 30, 2009	357,737	$19.88	4.2	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock.
Long-Term Incentive Plan
Under the 2007 Long-Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of September 30, 2009, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period. As of September 30, 2009, the Company had 9,056 unvested shares of restricted stock.
The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the nine months ended September 30, 2009.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)

Options outstanding at December 31, 2008	161,901	$10.89	8.4
Granted	—	—
Exercised	—	—
Forfeited	(26,102)	14.38
Expired	(487)	20.08

Options outstanding at September 30, 2009	135,312	$10.19	8.5	$—

Options exercisable at September 30, 2009	33,115	$20.08	7.4	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock.
For all Company plans as of September 30, 2009, there were 155,141 nonvested stock options and nonvested performance-based restricted stock and unrecognized compensation cost of $431,000 which will be expensed within three years.
12. Interest Rate Swaps
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
The Company had utilized interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge) to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts represent a series of interest flows exchanged over a prescribed period. Each quarter the Company used the Volatility Reduction Measure to determine the effectiveness of their fair value hedges. The Company did not have any interest rate swaps agreements as of September 30, 2009 and December 31, 2008.
13. Fair Value Measurements
Under FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”), fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When available, Management uses quoted market prices to determine fair value. If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates. If observable market-based inputs are not available, the Company uses unobservable inputs to determine appropriate valuation adjustments using discounted cash flow methodologies.
In April 2009, the FASB issued guidance under ASC Topic 820 for estimating fair value when the volume and level of activity for an asset or liability has significantly declined and for identifying circumstances when a transaction is not orderly.
ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are as follows:
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
The Company engaged third parties to assist in valuing Level 3 securities which include seven trust preferred securities and three collateralized debt obligations (“CDOs”). The fair value for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. The CDO valuations were determined using a copula method, which is a type of market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool, corporate bond spreads, and the timing of the maturity of the CDOs to arrive at indicative pricing. The analysis did not look at indicators of defaults but instead it analyzed what would happen to the principal if actual defaults occurred. The analysis used a 0% recovery rate. In addition, management used two independent third parties to validate the fair values received.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Balances as of September 30, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$46,092	$—	$46,092
U.S. government agencies	—	1,181	—	1,181
Preferred stocks	2,169	—	—	2,169
Common stocks	434	—	—	434
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	292,887	—	292,887
Non-agency	—	27,631	—	27,631
Collateralized debt obligations	—	—	34,406	34,406
Corporate bonds	—	7,286	—	7,286
Trust preferred securities	11,939	—	23,014	34,953
Other securities	—	—	7,733	7,733

Total available for sale before Royal Asian investments held for sale	14,542	375,077	65,153	454,772

Royal Asian investments held for sale	—	—	(792)	(792)

Total available for sale	$14,542	$375,077	$64,361	$453,980

Balances as of December 31, 2008	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$55,061	$—	$55,061
U.S. government agencies	48,191	—	—	48,191
Preferred stocks	—	—	2,297	2,297
Common stocks	540	—	12,167	12,707
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	79,425	—	79,425
Non-agency	—	37,490	—	37,490
Collateralized debt obligations	—	—	26,160	26,160
Corporate bonds	—	51,338	—	51,338
Trust preferred securities	—	—	30,144	30,144
Other securities	—	—	7,489	7,489

Total available for sale	$48,731	$223,314	$78,257	$350,302

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Investment
Securities
(In thousands)	Available for Sale

Beginning Balance December 31, 2008	$78,257
Total gains/(losses) — (realized/unrealized):
Included in earnings	(1,714)
Included in other comprehensive income	11,429
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	(22,819)

Ending balance before Royal Asian Level 3 investment held for sale	65,153

Royal Asian Level 3 investment held for sale	(792)

Ending balance September 30, 2009	$64,361

During 2009, the Company transferred out of Level 3 and into Level 1 four trust preferred securities that are actively traded and for which quoted prices are available. In addition, the Company also transferred from Level 3 to Level 1 the individual stocks from the six accounts that were managed exclusively for the Company by an investment management company.
Items Measured on a Nonrecurring Basis
Non-accrual loans are evaluated for impairment on an individual basis under FASB ASC Topic 310 “Receivables”. The impairment analysis includes current collateral values, known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending. When the collateral value or discounted cash flows less costs to sell is less than the carrying value of the loan a specific reserve (valuation allowance) is established. Loans held for sale are carried at the lower of cost or fair value. In the second quarter the Company transferred one impaired participation loan to loans and leases held for sale. During the second quarter of 2009, the lead bank negotiated the sale of the loan which is scheduled to close in the fourth quarter. Other real estate owned (“OREO”) is carried at the lower of cost or fair value. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Balances as of September 30, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Impaired loans (1)	$—	$—	$36,387	$36,387
Other real estate owned	—	—	25,611	25,611
Loans and leases held for sale	—	—	2,091	2,091

(1)	Included in the $36.4 million in impaired loans is $1.3 million related to Royal Asian loans included in Royal Asian assets held for sale as of September 30, 2009.

Balances as of December 31, 2008	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$—	$—	$56,468	$56,468
Other real estate owned	—	—	10,346	10,346
Loans and leases held for sale	—	—	267	267
Effective June 30, 2009, the Company adopted new guidance under FASB ASC Topic 825 “Financial Instruments”. The new guidance requires interim and annual disclosures made by publicly traded companies to include the fair value of its financial instruments, whether recognized or not recognized in the statement of financial position. The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

	At September 30, 2009		At December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value
Financial Assets:
Cash and cash equivalents	$70,776	$70,776	$14,259	$14,259
Investment securities available for sale	453,980	453,980	350,302	350,302
Federal Home Loan Bank stock	10,952	10,952	10,952	10,952
Loans, net	614,186	607,015	671,814	672,449
Accrued interest receivable	14,512	14,512	13,580	13,580

Royal Asian assets held for sale	78,599	78,599	—	—

Financial Liabilities:
Demand deposits	70,834	70,834	50,886	50,886
NOW and money markets	205,142	205,142	193,869	193,869
Savings	14,810	14,810	15,171	15,171
Time deposits	617,251	630,127	500,142	513,707
Short-term borrowings	22,000	22,000	22,000	22,000
Long-term borrowings	248,823	255,054	253,681	263,552
Subordinated debt	25,774	25,774	25,774	25,774
Obligations from equity investments	9,961	9,961	12,350	12,350
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Royal Asian liabilities held for sale	65,318	65,318	—	—
Included in the deposit categories under Financial Liabilities are $92.9 million of Royal Asian deposits held for sale. Partially offsetting these deposits are $28.8 million of deposits that are eliminated in consolidation related to deposit accounts at Royal Bank for Royal Asian.
14. Real Estate Owned via Equity Investment
The Company, together with third party real estate development companies, forms variable interest entities (VIEs) to construct various real estate development projects. These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with FASB ASC Topic 970, “Real Estate-General”, and account for capitalized interest on those projects in accordance with FASB ASC Topic 835, “Interest”. Due to the present economic conditions, management has made a decision to curtail new equity investments.
In accordance with FASB ASC Topic 976, “Real Estate-Retail Land” (“ASC Topic 976”), the full accrual method is used by the VIEs to recognize profit on real estate sales. Profits on the sales of this real estate are recorded by the VIEs when cash in excess of the amount of the original investment is received, and calculation of same is made in accordance with the terms of the partnership agreement. Neither the VIEs nor the Company are obligated to perform significant activities after the sale to earn profits, and there is no continuing involvement with the property. The usual risks and rewards of ownership in the transaction have passed to the acquirer.
In July 2003, Royal Bank (through its wholly owned subsidiary Royal Investments America, LLC) received regulatory approval to acquire ownership interest in real estate projects. With the adoption of ASC Topic 810, the Company is required to perform an analysis to determine whether such investments meet the criteria for consolidation into the Company’s financial statements. As of September 30, 2009, the Company has one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of September 30, 2009, the Partnership also had $10.0 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company utilized the period of June 1, 2009 through August 31, 2009 and January 1, 2009 to August 31, 2009 in consolidating the financial statements of the Partnership for the three and nine month periods, respectively for the period ending September 30, 2009.
In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had recognized $10 million in impairment charges related to this asset through December 31, 2008. No further impairment of this asset occurred during the first three quarters of 2009. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.
At September 30, 2009, the Partnership had total assets of $19.3 million of which $17.8 million is real estate as reflected on the consolidated balance sheet and total borrowings of $19.2 million, of which $9.2 million relates to the Company’s mezzanine loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $11.7 million in this Partnership ($2.5 million capital contribution and $9.2 million of mezzanine loans). The impairments mentioned above have contributed to an overall reduction in the Company’s investment. At September 30, 2009, the remaining amount of the investment in and receivables due from the Partnership totaled $7.1 million.
As of December 31, 2008, the Partnership projected sales insufficient to repay a portion of its mortgages payable by July 9, 2009, had delinquent condominium fees resulting in a technical default and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Partnership’s December 31, 2008 financial statements were prepared assuming that the Partnership will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009. The Company signed a forbearance agreement and an intercreditor agreement between the Company and the Senior Lender on October 23, 2009 which extends the loan until December 9, 2010. As part of the agreement to extend the loan for 14 months, the senior debt lender required the Partnership to provide additional funds to cover current and potential future cash requirements for capital improvements, operating expenses and marketing costs. Royal Bank America loaned $710,000 to the Partnership during the fourth quarter of 2009 and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. The initial loan amount and any additional funds loaned to the Partnership will be repaid from the cash flow after the senior debt is paid in full, but prior to any other payments to partners. On October 25, 2009 the senior debt lender filed for bankruptcy protection.
15. Trust Preferred Securities
Management previously determined that Royal Bancshares Trust I/II (“Trusts”), utilized for the Company’s $25.8 million of pooled trust preferred securities issuance, qualify as a variable interest entity under ASC Topic 360. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004. At September 30, 2009, the interest rates paid on Capital Trust I and Capital Trust II were 2.45% and 5.80%, respectively.
The Company does not consolidate the Trusts as ASC Topic 360 precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts expected returns. The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774,000. In addition, the income received on the common stock investments is included in other income. The Federal Reserve Bank has issued final guidance on the regulatory treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of ASC Topic 360. The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as a part of the collection of entities known as “restricted core capital elements.” The final adoption of the rule has delayed the effective date until March 31, 2011. Management is evaluating the effects of the final rule and does not anticipate a material impact on its capital ratios.
On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of September 30, 2009 the trust preferred interest payment in arrears was $270,000.
16. Investment in Real Estate Joint Ventures
The Company reviewed the financial reporting of its real estate acquisition, development and construction (ADC) loans during 2007. As a result of this review, the Company determined that three ADC loans should have been accounted for as investments in real estate joint ventures in accordance with ASC Topics 310 and 976. An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The Company reclassified two of these ADC loans in the amount of $10.7 million to investments in real estate joint ventures as of December 31, 2006. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building, which was paid off during the second quarter of 2008, which resulted in a gain on sales related to real estate joint ventures of $1.1 million, and the other investment for $6.0 million was to fund the construction of a 55 unit condominium building. The third investment in the amount of $2.5 million was classified as an investment in a real estate joint venture at December 31, 2007 and was to fund the acquisition of a marina project. The balance of the investment in the construction of a 55 unit condominium building of $5.9 million was impaired for its full amount during the third quarter of 2007 and the impairment was charged to operating expenses during the same quarter. As of September 30, 2009, the balance of the marina investment was $2.5 million, for a total investment in real estate joint ventures of $2.5 million.
17. Commitments, Contingencies, and Concentrations
The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The contract amounts are as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$56,770	$98,549
Commitments to extend credit	150	1,840
Standby letters of credit and financial guarantees written	3,919	4,563
Included in the commitment amounts shown above for September 30, 2009 are $3.9 million in commitments related to Royal Asian.
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
18. Shareholders’ Equity
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
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of September 30, 2009 the Series A Preferred stock dividend in arrears is $380,000.

19. Reclassifications
Certain items in the 2008 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassification.
20. Recent Accounting Pronouncements
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
In December 2008, the FASB issued new guidance under ASC Topic 715, “Compensation-Retirement Benefits” (“ASC Topic 715”). The new guidance provides direction on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this guidance shall be provided for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of the changes to ASC Topic 715 on the Company’s consolidated financial position and results of operations.
In December 2008, the FASB issued guidance under ASC Topic 860 “Transfers and Servicing” (“ASC Topic 860”). The new guidance requires public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, it requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. The new guidance under ASC Topic 860 is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.
In April 2009, the FASB issued new guidance under ASC Topic 320, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an other-than-temporary (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. Under these circumstances as required by the new guidance, OTTI is considered to have occurred (1) if an entity intends to sell the security; (2) if it is “more likely than not” an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance. This guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as HTM, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. If applicable, noncredit-related OTTI recognized in earnings previous to April 1, 2009 would be reclassified from retained earnings to accumulated OCI as a cumulative effect transition adjustment. The Company adopted this guidance for the quarter ended June 30, 2009 and did not record a cumulative effect adjustment as of April 1, 2009 because prior OTTI recorded in earnings was all credit related. The adoption of the FSP resulted in reducing the loss recognized in earnings on debt securities determined to be other-than-temporarily impaired as of September 30,

2009 by $7.8 million. Refer to “Note 6 Investment Securities” for additional disclosures regarding the adoption of this guidance.
In April 2009, the FASB issued new guidance under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly declined. The new guidance also offers direction on identifying circumstances when a transaction is not orderly. The new guidance became effective for interim and annual reporting periods ending after June 15, 2009, and was applied prospectively. The implementation of the new guidance resulted in an adjustment to the fair values associated with Level 3 trust preferred securities. The net impact of the adjustment was an immaterial decline in the fair value of the securities.
In May 2009, the FASB issued guidance under ASC Topic 855, “Subsequent Events” (“ASC Topic 855”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC Topic 855 set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective for interim and annual financial periods ending after June 15, 2009 and did not have a material impact on the Company’s consolidated financial statements.
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
On July 1, 2009, the FASB Accounting Standards CodificationTM (“Codification”) became effective as the sole authoritative source of U.S. GAAP. This codification was issued under FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” and can now be found under FASB ASC Topic 105, “Generally Accepted Accounting Principles”. Codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, Paragraph and Subparagraph. The adoption of Codification did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC Topic 820. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

21. REGULATORY ORDERS
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
The orders will remain in effect until modified or terminated by the FDIC and the Department. Royal Bank is in compliance with all delivery requirements of the orders as of the filing date of this Form 10-Q.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month and nine month periods ended September 30, 2009 and September 30, 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Form 10-K for the year ended December 31, 2008.
FORWARD-LOOKING STATEMENTS
From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; the possibility that we will be unable to comply with the conditions imposed upon us in the regulatory orders issued by the FDIC and Pennsylvania Department of Banking in July 2009, which could result in the imposition of further restrictions on our operations; interest rate fluctuations; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.
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
Note A to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2008) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company is an investor in a variable interest entity and is required to report its investment in the variable interest entity on a consolidated basis under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”). The variable interest entity is responsible for providing its financial information to the Company. We complete an internal review of this financial information. This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we have identified accounting for allowance for loan and leases losses, deferred tax assets, other-than-temporary impairment on investments securities, accounting for acquisition, development and construction loans and derivative securities as among the most critical accounting policies and estimates in that they are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.
As a result of the adoption of new guidance under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”), effective April 1, 2009, the Company has revised its critical accounting policy pertaining to other-than-temporary impairment of investment securities. The new guidance applied to existing and new debt securities held by the Company as of April 1, 2009, the beginning of the interim period in which it was adopted. Therefore, the revised accounting policy below represents the only change in the Corporation’s critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and applies prospectively beginning April 1, 2009.
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
At September 30, 2009, the Company had consolidated total assets of approximately $1.4 billion, total deposits of approximately $908.0 million and shareholders’ equity of approximately $113.4 million. The Company had interest income of $16.8 million and $49.7 million, respectively for the three and nine month periods ended September 30, 2009, reflecting decreases of $833,000, or 4.7%, and $5.7 million, or 10.3%, respectively from the comparable periods of 2008. The year over year decline in interest income was attributed to a 325 basis point reduction in the prime rate by the Federal Reserve since the beginning of 2008 that negatively impacted prime based and variable rate loans coupled with an increase in nonperforming loans that resulted in the loss of accrued interest. Also contributing to the decline in interest income was a higher level of cash and cash equivalents during 2009, which was at a much lower yield, as a result of management’s decision to maintain an increased level of liquidity during the current economic times. In addition, the yield on investment securities has decreased 101 and 87 basis points for the three and nine month periods in 2009, respectively, compared to the same periods in 2008 mainly as a result of higher yielding agency investments being called in the first quarter of 2009 and being replaced with considerably lower yielding agency investments coupled with a much lower yield being earned on the purchases made in 2009 compared to 2008. Interest expense for the three and nine months ended September 30, 2009 was $9.6 million and $28.5 million, respectively, resulting in an increase of $53,000, or 0.6%, and an increase of $394,000, or 1.4%, respectively from the comparable periods of 2008. The increase for the three and nine month periods was related to the higher volume of time deposits in 2009 compared to 2008. The Company recorded a net loss for the quarter ended September 30, 2009 of $4.4 million compared to a net loss of $12.0 million reported for the quarter ended September 30, 2008, while the net loss for the nine months ended September 30, 2009 was $23.2 million compared to a net loss of $10.8 million for the comparable period of 2008. The year-over-year reduction in net loss of $7.6 million, or 63.7%, for the current quarter was primarily associated with a decrease of $14.2 million in impairment losses on investment securities recognized in earnings, an increase of $2.4 million in gains on the sales of investment securities ($1.3 million gain in 2009 versus a $1.1 million loss in 2008), and a decrease of $1.6 million in the provision for loan and lease losses. Partially offsetting these positive effects on earnings was a $1.4 million increase in FDIC and state assessments and $1.2 million in OREO valuation allowances related to two properties.
The year over year increase in net loss of $12.4 million for the nine month period ended September 30, 2009 compared to the same period in 2008 was primarily attributed to a tax benefit of $6.9 million being recorded in 2008 and a tax expense of $474,000 being recorded in 2009 along with a 94 basis point decrease in the net interest margin (2.38% versus 3.32%). The decrease in the net interest margin was primarily a result of $4.9 million in lost interest due to the increase in nonperforming loans, a lower yield on investment securities mainly related to agency bonds being called during the first quarter of 2009 and being replaced with lower yielding agency MBS/CMO’s and management’s decision to maintain a higher level of cash equivalents for liquidity purposes which only yielded 33 basis points for the nine month period. Also contributing to the year over year decline was OREO valuation allowances of $1.8 million, an increase in OREO and loan collection expenses of $1.4 million as a result of the growth in other real estate owned and nonperforming loans, a $2.2 million increase in the FDIC and state assessments, of which $600,000 is directly related to the FDIC special assessment that was accrued for in the second quarter and paid in September, a $2.0 million decrease in gains on the sales of premises and equipment and a $1.1 million decrease in gains on the sale of real estate joint ventures.
The chief sources of revenue for the Company are interest income from extending loans and interest income from investing in security instruments, mostly through its subsidiaries Royal Bank and Royal Asian. Both Royal Bank and Royal Asian principally generate commercial real estate loans secured by first mortgage liens. These types of loans make up 35.9% and 72.5% of the loan portfolios of Royal Bank and Royal Asian at September 30, 2009, respectively. Additionally, Royal Bank and Royal Asian offer construction loans, including construction loans for commercial real estate projects and for residential home development. At September 30, 2009, construction loans comprised 11.8% and 12.5%, respectively, of the Royal Bank and Royal Asian loan portfolios. Land development loans at September 30, 2009 comprised 10.6% and 0% of the loan portfolios of Royal Bank and Royal Asian, respectively. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we are experiencing now, adversely impacts the commercial rental or home sales market. In the past, the Company and Royal Bank offered mezzanine loans. Mezzanine loans are typically inherently more risky, higher rewarding, loans. They are often secured by subordinate lien positions with loan to value ratios typically between 75% and 95% of collateral value. The Company and its subsidiaries did not typically offer mezzanine loans for purposes other than the acquisition or construction of projects related to real estate. On occasion, the Company had extended mezzanine financing on a project where Royal Bank extended senior debt financing. During the fourth quarter of 2007, management of the Company made a decision to curtail mezzanine lending due to the elevation of risk given the current economic conditions. At September 30, 2009, the Company had $2.8 million in mezzanine loans outstanding, and the percentage of mezzanine loans in the Company’s consolidated loan portfolio was 0.4% of the portfolio. Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread. Please see the Net Interest Margin section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.
Consolidated Net Loss
During the third quarter of 2009, the Company recorded a net loss of $4.4 million compared to a net loss of $12.0 million for the comparable quarter of 2008. The reduction in the net loss was primarily the result of a decrease of $14.2 million in impairment losses on available for sale securities ($492,000 in 2009 versus $14.7 million in 2008), a $2.4 million increase in gains on the sales of investment securities (gain in 2009 versus a loss in 2008), and a $1.6 million decrease in the provision for loan and lease losses. The Company recorded an OREO valuation allowance of $1.2 million related to two separate properties during the third quarter of 2009. FDIC and state assessments increased $1.4 million and OREO and loan collection expenses increased $657,000 quarter versus quarter which offset some of the reductions mentioned above. Also, the Company recorded a tax expense of $474,000 in the third quarter of 2009 compared to a $6.8 million tax benefit during the third quarter of 2008 due to its current tax position. As a consequence of the slowdown in the housing market and the economic recession, the Company has a high level of nonperforming loans, which continues to weigh on the net interest margin. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report. Basic loss per share and diluted loss per share were both $0.37 for the third quarter of 2009, as compared to basic and diluted loss per share of $0.90 for the same quarter of 2008.
For the nine months ended September 30, 2009, the net loss amounted to $23.2 million compared to a net loss of $10.8 million for the comparable period of 2008. This increase in the net loss was primarily attributable to a tax benefit of $6.9 million being recorded in 2008 and a $474,000 tax expense being recorded in 2009 along with a 94 basis point decrease in the net interest margin which was primarily a result of $4.9 million in lost interest due to the increase in nonperforming loans, a lower yield on investment securities and management’s decision to maintain a higher level of cash equivalents for liquidity purposes which only yielded 33 basis points for the nine month period. Also contributing to the year over year decline were OREO valuation allowances of $1.8 million related to three separate properties, an increase in OREO and loan collection expenses of $1.4 million as a result of the growth in other real estate owned and nonperforming loans, a $2.2 million increase in the FDIC and state assessments, of which $600,000 was directly related to the FDIC special assessment that was accrued for in the second quarter and paid in September, a $2.0 million decrease in gains on the sales of premises and equipment, a $1.1 million decrease in gains on the sale of real estate joint ventures and a $382,000 increase in the provision for loan and lease losses. Net interest income decreased $6.1 million to $21.2 million for the nine months ended September 30, 2009 compared to $27.3 million for the same period in 2008. As previously noted, as a consequence of the slowdown in the housing market and the economic recession, the Company has a high level of non performing loans, which continues to weigh on the net interest margin. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report. Basic and diluted loss per share were both $1.84 for the first nine months of 2009, while basic and diluted loss per share were both $0.81 for the first nine months of 2008.
Interest Income
Total interest income for the third quarter of 2009 amounted to $16.8 million representing a decline of $833,000, or 4.7%, from the level of the comparable quarter of 2008. The decrease in interest income reflected a decline in the yields on all interest earning assets due to a decline in the prime rate during the past fifteen months related to the Federal Reserve’s monetary policy which was partially offset by the overall level of average earning assets. Additionally, the year over year increase in non-accrual loans negatively impacted the yield on interest earning assets. Average loan balances of $720.6 million in the third quarter of 2009 increased $38.1 million (5.6%) year over year. The loan growth was attributed to an increased focus on commercial and industrial lending during the past four quarters, the introduction of small business lending in the fourth quarter of 2008, advances against existing outstanding loans, continued growth in tax certificates and leases and minimal loan prepayments. This growth was partially offset by loan charge-offs and transfers to OREO. Average investment securities increased $43.8 million (11.4%) from $385.4 million for the third quarter of 2008 to $429.2 million for the third quarter of 2009. The increase was comprised mainly of purchases of government agency mortgage-backed and government agency CMO securities which were offset by called agency investments and the recent sales of corporate bonds and the entire managed common stock portfolios. In an effort to boost liquidity, average cash equivalents of $78.2 million for the third quarter of 2009 increased $36.5 million, or 87.4%, from the level of the comparable quarter of 2008.
The yield on average interest earning assets for the third quarter of 2009 of 5.43% declined by 89 basis points from the level recorded during the comparable quarter of 2008. The significant yield reduction was comprised of year over year declines of 229, 101, and 47 basis points for cash equivalents (0.22% versus 2.51%), investment securities (4.42% versus 5.43%), and loans (6.59% versus 7.06%), respectively. Lower interest rates on all three earning asset categories reflected the general market decline in interest rates during the past year and the significant impact on variable rate loans in particular. In addition the yield on average loans was negatively impacted by the increase of non-accrual loans during the past year. During the third quarter of 2009, interest lost on non-accrual loans was $1.6 million.
For the nine months ended September 30, 2009, total interest income amounted to $49.7 million versus $55.4 million for the comparable period of 2008 resulting in a decline of $5.7 million, or 10.3%. Consistent with the third quarter results, the decrease reflected a decline in the yields on all interest earning assets due to a decline in the prime rate during the past eighteen months related to the Federal Reserve’s monetary policy that negatively impacted prime based loans and investments purchased within the past year. Additionally, the year over year increase in non-accrual loans negatively impacted the yield on interest earning assets. Average interest earning assets for the first nine months of 2009 of $1.2 billion increased $93.6 million, or 8.5%, from the comparable period of 2008, which partially offset the decline in total interest income. Average loan balances of $719.7 million for the nine months ended September 30, 2009 increased $44.8 million (6.6%) year over year. The loan growth was attributed to an increased focus on commercial and industrial lending during the past four quarters, the introduction of small business lending in the fourth quarter of 2008, advances against existing outstanding loans, continued growth in tax certificates and leases and minimal loan prepayments. This growth was partially offset by loan charge-offs and transfers to OREO. Average investment securities of $426.6 million for the first nine months of 2009 increased $14.9 million (3.6%) from $411.8 million in the comparable period of 2008. The increase was comprised mainly of purchases of government agency securities which were offset by called agency investments and the recent sales of corporate bonds and the entire managed common stock portfolios. In an effort to maintain an increased level of liquidity, the Company’s average cash equivalents of $51.8 million for the nine months ended September 30, 2009, increased $33.9 million, or 1.9 times, from the level of the comparable nine months of 2008.
The yield on average interest earning assets for the nine months ended September 30, 2009, was 5.55% versus 6.70% for the comparable period of 2008. The overall 115 basis point reduction was comprised of year over year declines of 213, 87, and 108 basis points for cash equivalents (0.33% versus 2.45%), investment securities (4.72% versus 5.59%), and loans (6.41% versus 7.49%), respectively. Lower interest rates on all three earning asset categories reflected the general market decline in interest rates during the past year and the significant impact on variable rate loans in particular. In addition the yield on average loans was negatively impacted by the increase of non-accrual loans during the past year. During the first nine months of 2009, interest lost on non-accrual loans was $4.9 million compared to $4.5 million for the same period in 2008.
Interest Expense
Interest expense increased $53,000 to $9.6 million for the quarter ended September 30, 2009 compared to the same period in 2008. The minimal increase in interest expense resulted from an increase in average interest bearing liabilities year over year almost entirely offset by a reduction in the interest rates paid on interest bearing liabilities year over year. Average interest bearing liabilities amounted to $1.1 billion in the third quarter of 2009, which increased $170.6 million, or 17.8%, above the third quarter of 2008. There was a shift in the deposit mix with average certificates of deposit increasing $167.6 million (37.2%) while average NOW and money markets declined $12.2 million (5.8%). Management elected to reduce the reliance on FHLB advances due to the suspension of the dividend at year end 2008 coupled with the current requirement of full collateral delivery status for FHLB advances. As a result of the recent FDIC and Department of Banking “consent orders” management has implemented a reduction on its reliance on brokered certificates of deposit and shifted the funding emphasis to retail certificates of deposit, transaction deposits and non-interest bearing commercial deposits. The average interest rate paid on average interest bearing liabilities was 3.34% for the third quarter of 2009 down 59 basis points from 3.93% for the third quarter of 2008. The average interest rate paid on average interest bearing deposits for the third quarter of 2009 was 3.11% resulting in a decline of 63 basis points from the level of 3.74% during the comparable quarter of 2008. Average borrowings grew by $15.6 million to $296.9 million for the third quarter of 2009 relative to the prior years’ comparable quarter while the corresponding yield declined by 41 basis points to 3.99% for the same period due primarily to lower rates for overnight borrowings.
For the nine months ended September 30, 2009, interest expense of $28.5 million increased $394 thousand, or 1.4%, from $28.1 million for the comparable period in 2008. The slight increase in interest expense was due to a $137.7 million increase in average interest bearing liabilities offset by a 46 basis point decline in the interest rates paid on interest bearing liabilities year over year. The decline in interest rates paid on interest bearing liabilities was primarily related to a reduction of 68 basis points in the rates paid on certificates of deposit year over year principally associated with the re-pricing of maturing certificates of deposit and lower interest rates on new certificates of deposit. Average time deposits increased $166.4 million, or 40.6%, year over year while average NOW and money markets declined $30.5 million, or 13.5%, year over year. As a result of the decline in market interest rates, retail and brokered deposits became more attractive during the past year. Management initially shifted the funding emphasis to these retail and brokered deposits and away from FHLB advances since the beginning of 2009 and subsequently away from brokered certificates of deposit since the second quarter of 2009.
Net Interest Margin
The net interest margin for the third quarter of 2009 amounted to 2.36% which represented a decline of 57 basis points from 2.93% recorded in the comparable quarter of 2008. One of the primary reasons for the significant decline in the net interest margin from quarter to quarter was an increase in non performing loans which along with the 200 basis point reduction in the prime rate by the Federal Reserve since the first quarter of 2008 contributed to a 47 basis point reduction in the yield on loans. Also contributing to the decline in the net interest margin was a 101 basis point reduction in the yield on investment securities and a higher concentration of lower yielding investment securities relative to the prior years’ third quarter balances. The lower investment yields were mainly a result of higher yielding agency bonds being called during the first quarter of 2009 and the sales of investment securities during the third quarter of 2009, which were both replaced with lower yielding agency mortgage-backed securities and government agency CMO securities. In addition, due to the desire to maintain sufficient liquidity during this current economic environment coupled with the significant maturing balances in certificates of deposit during the upcoming fourth quarter, management decided to maintain a larger position in cash and cash equivalents ($78.2 million average balance for the third quarter of 2009) which yielded only 22 basis points for the third quarter of 2009. Partially offsetting these declines was a 59 basis point reduction in the cost of interest bearing liabilities (3.34% in 2009 versus 3.93% in 2008) year over year.
The net interest margin of 2.38% for the nine months ended September 30, 2009, decreased 94 basis points from 3.32% in the comparable period of 2008. The factors negatively impacting the net interest margin for the nine month period were consistent with those affecting the net interest margin during the third quarter of 2009. The decline in yields on loans, investment securities and cash equivalents coupled with a higher concentration of lower yielding investment securities and cash equivalents accounted for the year over year decline. Partially offsetting these declines was an overall 46 basis point reduction in the cost of interest bearing liabilities year over year (3.49% in 2009 versus 3.95% in 2008), which was primarily attributable to interest bearing deposits.
The Company has experienced a significant decline in the net interest margin during the previous five quarters due to lower yields on all earning assets without a commensurate reduction of interest rates paid on interest bearing liabilities. However the net interest margin for the third quarter of 2009 of 2.36% increased six basis points from the second quarter of 2009 as the Company’s reduction of interest rates paid on money market accounts and the re-pricing of maturing certificates of deposits more than offset the decline in yields of interest earning assets previously noted.
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

	For the three months ended			For the three months ended
	September 30, 2009			September 30, 2008
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$78,199	$43	0.22%	$41,725	$263	2.51%
Investments securities	429,165	4,786	4.42%	385,373	5,261	5.43%
Loans	720,613	11,970	6.59%	682,554	12,108	7.06%

Total interest earning assets	1,227,977	16,799	5.43%	1,109,652	17,632	6.32%

Non-earning assets	108,435			66,384

Total average assets	$1,336,412			$1,176,036

Interest-bearing deposits NOW and money markets	$199,221	705	1.40%	$211,422	1,331	2.50%
Savings	14,560	21	0.57%	15,027	19	0.50%
Time deposits	618,210	5,791	3.72%	450,574	5,009	4.42%

Total interest bearing deposits	831,991	6,517	3.11%	677,023	6,359	3.74%

Borrowings	296,892	2,984	3.99%	281,306	3,110	4.40%

Total interest bearing liabilities	1,128,883	9,501	3.34%	958,329	9,469	3.93%

Non-interest bearing deposits	67,024			55,874
Other liabilities	28,123			29,067
Shareholders’ equity	112,382			132,766

Total average liabilities and equity	$1,336,412			$1,176,036

Net interest margin		$7,298	2.36%		$8,163	2.93%

	For the nine months ended			For the nine months ended
	September 30, 2009			September 30, 2008
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$51,807	$129	0.33%	$17,883	$329	2.46%
Investments securities	426,621	15,075	4.72%	411,760	17,227	5.59%
Loans	719,700	34,519	6.41%	674,892	37,851	7.49%

Total interest earning assets	1,198,128	49,723	5.55%	1,104,535	55,407	6.70%

Non-earning assets	71,782			66,593

Total average assets	$1,269,910			$1,171,128

Interest-bearing deposits
NOW and money markets	$195,427	2,614	1.79%	$225,949	4,568	2.70%
Savings	14,697	62	0.56%	15,156	60	0.53%
Time deposits	576,510	16,725	3.88%	410,095	14,004	4.56%

Total interest bearing deposits	786,634	19,401	3.30%	651,200	18,632	3.82%

Borrowings	298,501	8,963	4.01%	296,205	9,359	4.22%

Total interest bearing liabilities	1,085,135	28,364	3.49%	947,405	27,991	3.95%

Non-interest bearing deposits	60,594			57,826
Other liabilities	18,363			25,670
Shareholders’ equity	105,818			140,227

Total average liabilities and equity	$1,269,910			$1,171,128

Net interest margin		$21,359	2.38%		$27,416	3.32%

Rate Volume Analysis
The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and nine month periods ended September 30, 2009, as compared to the respective period in 2008, into amounts attributable to both rates and volume variances.

	For the three months ended			For the nine months ended
		September 30,			September 30,
		2009 vs. 2008			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income
Interest-bearing deposits	$9	$(224)	$(215)	$83	$(263)	$(180)
Federal funds sold	—	(5)	(5)	(3)	(17)	(20)

Total short term earning assets	$9	$(229)	$(220)	$80	$(280)	$(200)

Investments securities
Held to maturity	(904)	—	(904)	(3,241)	—	(3,241)
Available for sale	1,084	(655)	429	3,197	(2,108)	1,089

Total investments	$180	$(655)	$(475)	$(44)	$(2,108)	$(2,152)

Loans
Commercial demand loans	$(185)	$(495)	$(680)	$(302)	$(3,658)	$(3,960)
Commercial mortgages	320	(210)	110	1,090	(878)	212
Residential and home equity	(12)	(8)	(20)	(55)	(92)	(147)
Leases receivables	290	(96)	194	687	(296)	391
Tax certificates	819	(82)	737	2,370	(330)	2,040
Other loans	(5)	(1)	(6)	(12)	(10)	(22)
Loan fees	(473)	—	(473)	(1,846)	—	(1,846)

Total loans	$754	$(892)	$(138)	$1,932	$(5,264)	$(3,332)

Total increase (decrease) in interest income	$943	$(1,776)	$(833)	$1,968	$(7,652)	$(5,684)

Interest expense
Deposits
NOW and money market	$(73)	$(552)	$(625)	$(557)	$(1,396)	$(1,953)
Savings	(1)	2	1	(2)	4	2
Time deposits	1,660	(878)	782	5,057	(2,337)	2,720

Total deposits	$1,586	$(1,428)	$158	$4,498	$(3,729)	$769
Trust preferred	—	(73)	(73)	—	(202)	(202)
Borrowings	194	(247)	(53)	70	(264)	(194)

Total increase (decrease) in interest expense	$1,780	$(1,748)	$32	$4,568	$(4,195)	$373

Total decrease in net interest income	$(837)	$(28)	$(865)	$(2,600)	$(3,457)	$(6,057)

Credit Risk Management
The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”). The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by loan category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.
The Company uses three major components in determining the appropriate value of the loan and lease loss allowance: standards required under ASC Topic 310, an historical loss factor, and an environmental factor. Utilizing standards required under ASC Topic 310, loans are evaluated for impairment on an individual basis considering current collateral values (current appraisals or rent rolls for income producing properties), all known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Once a loan is determined to be impaired (or is classified) such loans will be deducted from the portfolio and the net remaining balance will be used in the historical and environmental analysis.
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
The Company classifies its leases as capital leases, in accordance to FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $3.7 million and $13.5 million for the three and nine months ended September 30, 2009, respectively, compared to $5.3 million and $13.1 million for the comparable periods in 2008. The deteriorating real estate market that continued from 2008 into the first nine months of 2009 has negatively impacted construction and real estate loans throughout the banking industry. This weak sales market has affected land development, construction and mezzanine loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses.

The allowance for loan and lease losses was 3.66% of total loans and leases at September 30, 2009 and 4.13% at December 31, 2008. The allowance for loan and lease losses declined $3.8 million, or 13.2%, from $28.9 million at December 31, 2008 to $25.1 million at September 30, 2009. The decline was primarily associated with a $5.0 million increase in the formula reserves offset by an $8.8 million decrease in the specific allowance related to impaired loans. The recent charge-offs experienced by the Company impact the historical loss factors used in the allowance calculation. The $8.8 million decline in the specific allowance was entirely related to loan charge-offs including charge-offs on two loans transferred to other real estate owned (“OREO”). During the first nine months of 2009, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included increasing the risk factors specific to construction, non-residential, and RBA Capital loans.
Management believes that the allowance for loan and lease losses is adequate at September 30, 2009. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Company, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on these third-party judgments of information available at the time of each examination.

Changes in the allowance for loan and lease losses were as follows:

	For the three	For the nine	For the year
	months ended	months ended	ended
	September 30,	September 30,	December 31,
(In thousands)	2009	2009	2008

Balance at beginning period	$28,374	$28,908	$19,282

Charge-offs
Commercial and industrial	(10)	(254)	(1,009)
Construction and land development	(380)	(4,747)	(3,852)
Construction and land development-mezzanine	—	(298)	(1,540)
Single family residential	(3,323)	(3,476)	(37)
Single family residential-mezzanine	—	—	(2,220)
Real estate- non-residential	(3,286)	(7,121)	(1,330)
Real estate- non-residential — mezzanine	—	(1,132)	(1,675)
Leases	(157)	(452)	(642)
Tax certificates	—	—	(22)

Total charge-offs	(7,156)	(17,480)	(12,327)

Recoveries
Commercial and industrial	12	15	106
Single family residential	155	189	6

Total recoveries	167	204	112

Net charge offs	(6,989)	(17,276)	(12,215)

Provision for loan and lease losses	3,716	13,469	21,841

Balance at the end of period before Royal Asian allowance for loan and lease losses	25,101	25,101	28,908

Royal Asian allowance for loan and lease losses	(1,753)	(1,753)	—

Balance at the end of period	$23,348	$23,348	$28,908

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	September 30, 2009		December 31, 2008
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans

Commercial and industrial	$3,360	12.4%	$2,403	12.3%
Construction	5,357	11.9%	11,548	23.8%
Land Development	2,670	9.3%	2,359	10.6%
Constr. and land develop. — mezzanine	13	0.4%	1,415	0.3%
Single family residential	2,327	7.7%	747	3.9%
Real Estate — non-residential	9,028	39.4%	5,172	33.4%
Real Estate — non-res. — mezzanine	—	—	1,188	0.6%
Real Estate — multi-family	205	3.1%	133	2.0%
Tax certificates	453	10.5%	2,735	9.1%
Lease financing	1,674	5.2%	1,183	3.7%
Other	14	0.2%	15	0.2%
Unallocated	—	—	10	—

Total before Royal Asian allowance for loan and lease losses	25,101	100.0%	28,908	100.0%

Royal Asian allowance for loan and lease losses	(1,753)	—	—	—

Total	$23,348	100.0%	$28,908	100.0%

The Company’s nonperforming assets are set forth below:

	September 30,	December 31,
(Amounts in thousands)	2009	2008

Non-accrual loans (1)	$83,996	$85,830
Other real estate owned	25,611	10,346

Total nonperforming assets before Royal Asian non-accrual loans held for sale	109,607	96,176

Royal Asian non-accrual loans held for sale (2)	(3,935)	—

Total nonperforming assets	$105,672	$96,176

Nonperforming assets to total assets	7.76%	8.18%

Nonperforming loans to total loans	12.56%	12.25%

Allowance for loan and lease loss to non-accrual loans	29.16%	33.68%

Total Loans	$637,534	$700,722
Total Assets	$1,361,810	$1,175,586
Allowance for Loan and Lease Losses	$23,348	$28,908

ALLL / Loans & Leases	3.66%	4.13%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

(2)	The $3.9 million related to the “Royal Asian non-accrual loans held for sale” is comprised of $3.8 million in non-residential real estate loans and $115,000 in commercial loans as of September 30, 2009.
The composition of non-accrual loans is as follows:

	September 30, 2009
	Total Loan	Specific
(In thousands)	Balance	Reserves

Construction	$20,634	$309
Land Development	12,185	38
Construction & land development — mezzanine	2,815	—
Real Estate-Non-Residential	14,116	631
Commercial & industrial	22,031	1,532
Residential real estate	8,362	1,237
Leasing	928	171
Tax certificates	2,925	161

Total non-accrual loans before Royal Asian non-accrual loans held for sale	83,996	4,079

Royal Asian non-accrual loans held for sale (1)	(3,935)	(275)

Total non-accrual loans	$80,061	$3,804

(1)	The $3.9 million related to the “Royal Asian non-accrual loans held for sale” is comprised of $3.8 million in non-residential real estate loans and $115,000 in commercial loans as of September 30, 2009.
Non-accrual loan activity for the first, second, and third quarters of 2009 is set forth below:

		1st Quarter Actvity
	Balance at		Payments and		Transfer to	Balance at
(In thousands)	December 31, 2008	Additions	other decreases	Charge-offs	OREO	March 31, 2009

Construction	$41,485	$4,966	$(14,120)	$—	$—	$32,331
Land development	11,044	4,442	(807)	(913)	(7,301)	6,465
Construction & land development — mezzanine	2,421	—	—	—	—	2,421
Real Estate-Non-Residential	6,324	2,244	—	(1,035)	(1,930)	5,603
Real Estate-Non-Residential — mezzanine	3,612	—	—	(1,132)	—	2,480
Commercial & Industrial	12,145	1,530	(412)	(15)	—	13,248
Residential real estate	1,472	210	(7)	—	—	1,675
Leasing	711	—	(33)	(153)	—	525
Tax certificates	6,616	—	(95)	(1,221)	—	5,300

Total	$85,830	$13,392	$(15,474)	$(4,469)	$(9,231)	$70,048

		2nd Quarter Actvity
	Balance at		Payments and		Transfer to	Balance at
(In thousands)	March 31, 2009	Additions	other decreases	Charge-offs	OREO	June 30, 2009

Construction	$32,331	$179	$(1,509)	$(4,357)	$(7,551)	$19,093
Land development	6,465	9,882	(1,471)	(426)	(402)	14,048
Construction & land development — mezzanine	2,421	335	—	(298)	—	2,458
Real Estate-Non-Residential	5,603	12,986	(2,355)	(228)	—	16,006
Real Estate-Non-Residential — mezzanine	2,480	498	—	—	—	2,978
Commercial & Industrial	13,248	9,706	(273)	(239)	—	22,442
Residential real estate	1,675	1,244	(143)	(153)	—	2,623
Leasing	525	381	—	(157)	—	749
Tax certificates	5,300	11	(94)	(11)	—	5,206

Total	$70,048	$35,222	$(5,845)	$(5,869)	$(7,953)	$85,603

		3rd Quarter Actvity
	Balance at		Payments and				Royal Asian non	Balance at
	June 30,		other			Transfer to	accrual loans	September 30,
(In thousands)	2009	Additions	decreases	Reclassed	Charge-offs	OREO	held for sale	2009

Construction	$19,093	$11,496	$(2,480)	$(5,955)	$(1,444)	$(76)	$—	$20,634
Land development	14,048	—	(1,483)		(380)	—	—	12,185
Construction & land development — mezzanine	2,458	—	—	2,480	(2,123)	—	—	2,815
Real Estate-Non-Residential	16,006	1,990	(2,509)		(727)	(644)	(3,820)	10,296
Real Estate-Non-Residential — mezzanine	2,978	—	—	(2,480)	(498)	—	—	—
Commercial & Industrial	22,442	76	(487)		—	—	(115)	21,916
Residential real estate	2,623	15	(231)	5,955	—	—	—	8,362
Leasing	749	336	—		(157)	—	—	928
Tax certificates	5,206	—	(454)		(1,827)	—	—	2,925

Total	$85,603	$13,913	$(7,644)	$—	$(7,156)	$(720)	$(3,935)	$80,061

The following is a detailed list of the significant additions to non-accrual loans during the first quarter of 2009:
•	A $2.5 million loan, in which the bank is a participant, became non-accrual during the first quarter of 2009. The loan is collateralized by a first lien Deed of Trust on two parcels comprising 141.59 acres in Highland, Howard County, Maryland. The land was purchased in August, 2005. The original plan was to build 37 single family lots averaging over 3 acres each under contract with a national builder to take down these lots over a minimum of two years. The contract with the builder has been amended five times. To date, there have been only five lots taken down. The loan has been declared in default and judgment confessed. A foreclosure action was commenced. During the first quarter of 2009, an impairment analysis was performed in accordance with ASC Topic 310 and the loan was deemed impaired. As a result, a charge-off was recorded in the amount of $913,000. During the second quarter of 2009, the lead bank negotiated the sale of the loan which is scheduled to close in the third quarter. Accordingly the loan has been transferred to loans and leases held for sale. An additional charge-off of $416,000 was recorded in the second quarter of 2009 which was based on the expected proceeds from the sale of the loan. The sale of the loan was delayed due to the Office of Thrift Supervision and the FDIC closing the lead bank in late August. The Company is working with the assuming bank to continue with the sale of the loan.

•	Two loans in the aggregate amount of $4.8 million for a construction project in Minneapolis, Minnesota, to renovate a historic building into a luxury hotel and to construct 86 residential condominiums connected to the hotel became non-accrual during the first quarter of 2009. The two loans are under a forbearance agreement. These loans are loan participations in larger loans in the aggregate of $60.3 million. The hotel is fully operational and the construction of the condominiums is complete. As of the date of this filing, approximately 33% percent of the condominiums have been sold. Preliminary appraisals as of March 2009 indicated impairment in accordance with ASC Topic 310. Consequently, the Company established a specific reserve of $218,000 for these loans.
•	A $1.9 million loan for a fully leased 100,000 square foot industrial building and 1.5 acre parcel of land located in New Morgan, Pennsylvania became non-accrual in the first quarter of 2009. The loan was paid in full during the second quarter of 2009.

•	One loan of RBA Capital in the amount of $1.5 million was related to one borrower extending loans to third-party buyers of single family residences in need of rehab work. During the first quarter of 2009, the borrower failed to meet certain loan covenants and terms and the loan was classified as impaired. RBA Capital has taken over management of this portfolio and is in the process of working out the underlying assets in the portfolio. The independent valuations showed a portfolio value of over $2.0 million and the expectation is that all of the principal and expenses will be recovered at this time.
The following is a detailed list of the significant additions to non-accrual loans during the second quarter of 2009:
•	A $9.2 million commercial participation loan became non-accrual during the second quarter of 2009. The borrower is located in Fort Lauderdale, Florida and the loan is secured by aircraft. Current appraisals of the aircraft indicated impairment in accordance with ASC Topic 310. As a result, the Company established a valuation allowance of $1.1 million for this loan.

•	A $1.1 million loan on 5 condominium units located in Philadelphia, Pennsylvania became non-accrual in the second quarter of 2009. The loan has been declared in default and judgment confessed. A foreclosure action is in process.

•	A $5.3 million loan on a commercial building located in Conshohocken, Pennsylvania became non-accrual in the second quarter of 2009. The loan is secured by a first mortgage on the property with assignment of rents and leases and a $1.0 million life insurance policy on the guarantor. The building is currently 50% leased with an additional 17% to be leased early in the third quarter. The Company is currently working with the borrower to bring the loan current.

•	A $1.9 million loan for a commercial building became non-accrual in the second quarter of 2009. The loan is secured by a second mortgage with assignment of rents on a property located in Wayne, New Jersey. The current appraisal and occupancy rate indicated impairment in accordance with ASC Topic 310. As a result, the Company established a valuation allowance of $547,000 for this loan. The loan has been declared in default and has been referred for foreclosure.

•	A $5.8 million land development loan comprised of a $5.5 million loan and a $335,000 mezzanine loan became non-accrual in the second quarter of 2009. The loan is secured by a first mortgage on vacant land in Brigantine, New Jersey. The site is approved for nine single family lots. The borrower is awaiting final approval to change the use to a 42-unit hotel condominium development. The Company declared the loan in default and confessed judgment. A foreclosure action is in process.

•	A $1.2 million loan for a hotel became non-accrual in the second quarter of 2009. The loan is secured by first mortgages on a 12-unit hotel and a commercial building in Philadelphia, Pennsylvania. In July, the borrower brought the loan current and agreed to list the property for sale.

•	A $3.5 million loan for a commercial building became non-accrual in the second quarter of 2009. The loan is secured by a first mortgage on a commercial building located in Jamaica, New York and a $500,000 life insurance policy on the guarantor. The loan has been declared in default and foreclosure commenced.

•	A $4.6 million land development participation loan, comprised of a $4.1 million loan and a $498,000 mezzanine loan, became non-accrual in the second quarter of 2009. The project is a 114-unit townhouse development located in Millville, Delaware. Current appraisals indicated impairment in accordance with ASC Topic 310. In the third quarter, the Company charged-off the mezzanine loan. At September 30, 2009 the balance of the loan is $3.3 million.
The following is a detailed list of the significant additions to non-accrual loans during the third quarter of 2009:
•	A $3.5 million construction project in Malvern, Pennsylvania, in which the Company is a participant, became non-accrual during the third quarter of 2009. The aggregate loan balance at September 30, 2009 was approximately $67.1 million. The loan provides financing of a 1.9MM sq. ft mixed use development project. There is substantial pre-leasing of the project. However, plans for vertical take-out construction financing have not materialized, the loan has matured and a satisfactory extension has not been agreed upon. The loan has been declared in default and the lead bank is working with the borrower on a forbearance agreement. A third quarter appraisal did not indicate impairment in accordance with ASC Topic 310.
•	An acquisition and development loan to develop a 133 unit age-restricted community in Richland Township, Pennsylvania became non-accrual during the third quarter of 2009. The borrower had contracted with a national home builder to purchase the lots upon completion of improvements under a take down agreement. As the housing market began to deteriorate, the national home builder pulled the agreement and walked away from the project. As a result, the Company approved a $2.0 million construction loan to the borrower for the purpose of constructing Townhomes and Quads on the lots designated for the national home builder. The current outstanding balance of the residential construction loans is $7.9 million. The project to date is in the process of going into a Forbearance Agreement.
Non-accrual and impaired loans were $84.0 million at September 30, 2009, compared to $85.8 million at December 31, 2008, a slight decline of $1.8 million. The nine-month decrease was the result of payments and improvements, transfers to other real estate owned and charge-offs of $29.0 million, $17.9 million and $17.5 million, respectively, offset by new non-accrual loans of $62.5 million. Of the $17.5 million in charge-offs, $5.1 million was related to the transfer of loans to OREO of which $3.3 million had been specifically reserved. The remaining $12.4 million in charge-offs, of which $8.3 million had been specifically reserved, were primarily related to non-residential and residential construction loans including four mezzanine loans. If interest had been accrued, such income would have been approximately $1.6 million for the three months ended September 30, 2009. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Analysis resulting in specific allowances, including those on loans identified for evaluation of impairment, includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of collateral. For such loans that are classified as impaired, per ASC Topic 310 analysis, a specific allowance is established only when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(In thousands)	2009	2008

Impaired loans with a valuation allowance	$40,466	$69,350
Impaired loans without a valuation allowance	43,530	16,480

Total impaired loans before Royal Asian impaired loans held for sale	83,996	85,830

Royal Asian impaired loans held for sale(1)	(3,935)	—

Total impaired loans	$80,061	$85,830

Valuation allowance related to impaired loans	$4,079	$12,882
Allowance related to Royal Asian impaired loans held for sale	(275)	—

Total valuation allowance related to impaired loans	$3,804	$12,882

(1)	The $3.9 million related to the “Royal Asian impaired loans held for sale” is comprised of $1.6 million in impaired loans with a valuation allowance and $2.3 million in impaired loans without a valuation adjustment as of September 30, 2009.

	September 30,
(In thousands)	2009	2008
Average investment in impaired loans	$81,464	$53,901
Interest income recognized on impaired loans	$254	$—
Interest income recognized on a cash basis on impaired loans	$254	$—
The $8.8 million decline in the valuation allowance was entirely related to loan charge-offs including charge-offs on two loans transferred to other real estate owned (“OREO”). The valuation allowance of $2.9 million and $400,000 for those loans, respectively, was charged to the allowance for loan and lease losses at the time of transfer to OREO.
Total cash collected on impaired loans for the three months and nine months ended September 30, 2009 was $4.5 million and $15.6 million, respectively.
The Company’s policy for interest income recognition on restructured loans is to recognize income on currently performing impaired loans under the accrual method. As of September 30, 2009, the Company did not have any restructured loans.

Other Real Estate Owned
Other real estate owned (“OREO”) increased $15.3 million from $10.3 million at December 31, 2008 to $25.6 million at September 30, 2009. Set forth below is a table which details the changes in OREO from December 31, 2008 to September 30, 2009.

		2009
(In thousands)	First Quarter	Second Quarter	Third Quarter

Beginning balance	$10,346	$20,244	$29,310
Capital improvements	711	1,626	94
Sales	—	—	(2,958)
Assets acquired on non-accrual loans	9,231	7,953	720
Other	(44)	37	(324)
Valuation allowance	—	(550)	(1,231)

Ending balance	$20,244	$29,310	$25,611

During the third quarter of 2009, the Company acquired the collateral for one loan relationship through foreclosure. At the time of the transfer to OREO, the Company recorded a $400,000 charge-off on the loan, for which $367,000 million had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. Also during the third quarter, the Company sold the collateral for a loan that was transferred to OREO in the first quarter of 2009 and recorded a $279,000 gain. In addition, the Company established valuation allowances of $869,000 and $362,000 against the carrying value of assets transferred to OREO during the second quarter of 2009 and the fourth quarter of 2008, respectively.
During the second quarter of 2009, the Company acquired the collateral for four loans through, or in lieu of, foreclosure. At the time of the transfer to OREO, the Company recorded $3.8 million in charge-offs on two of the loans, for which $2.9 million had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. A third loan had a $954,000 charge-off recorded against the allowance for loan and lease losses in 2008 and was transferred to OREO at the current carrying value. The last loan was transferred at cost.
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
Potential Problem Loans
Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $39.3 million and $8.8 million at September 30, 2009 and December 31, 2008, respectively. The principal reason for the increase has been a weakening of the credit quality in our commercial loan portfolio particularly related to companies in the residential homebuilder construction industry. Management has considered the trend in growth of potential problem loans and has included a factor for same in the formula used to set the Company’s general loan loss reserve.
Commercial construction and land development loans, non-residential real estate loans and commercial loans comprise $16.2 million, $10.5 million, and $8.8 million of the potential problem loans outstanding at September 30, 2009. Commercial construction loans have continued to weaken due to projects impacted by low tenant commitments, cash flow issues, and the sluggish economy. Developers have been challenged in generating the cash flow needed to make loan payments. Many construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves. As a result of the regulatory order issued by the FDIC in July 2009, disclosed under “Regulatory Orders”, the Company’s board of directors will approve all advances for additional funds on potential problem loans. Included in the problem loan totals is $1.9 million related to two loans that are part of the Royal Asian assets held for sale.
Other Income (Loss)
For the third quarter of 2009 other income was $2.7 million compared to other loss of $14.0 million for the comparable period in 2008. The year over year improvement in other income of $16.7 million was primarily related to OTTI charges recorded on AFS investment securities of $14.7 million in the third quarter of 2008 while the corresponding figure for the comparable quarter of 2009 was only $492,000. Refer to “Note 6 Investment Securities” to the consolidated financial statements for more information on the impairment charges. During the third quarter of 2008 impairment losses were recorded for investment securities, primarily Lehman Brothers Holdings and Washington Mutual corporate bonds, due to a bankruptcy filing and FDIC seizure, respectively. In the third quarter of 2009 impairment losses were mainly related to private equity investments. Also contributing to the improved results for the linked quarters was a net improvement of $2.4 million ($1.3 million gain in 2009 versus a loss of $1.1 million in 2008) in gains on the sale of AFS investment securities and a gain on the sale of other real estate owned of $300,000. They were partially offset by a $485,000 reduction in income related to real estate owned via equity investments. During the third quarter the Company sold the managed common stock portfolios and recorded a loss of $130,000 (please see “Note 6 Investment Securities.”)
For the nine months ended September 30, 2009, other loss amounted to $4.3 million compared to other loss of $10.3 million for comparable period of 2008, an improvement of $6.0 million. The improvement was primarily attributable to a reduction of $7.3 million in OTTI charges on AFS securities. As previously noted the impairments are described in detail in “Note 6 Investment Securities.” Gains on the sales of AFS investment securities of $1.0 million in the first nine months of 2009 versus losses on the sale of investment securities of $1.2 million in the comparable period of 2008 also contributed $2.2 million to the improved year over year results of other income. Partially offsetting these positive changes were year over year declines of $1.1 million ($0 in 2009 versus $1.1 million in 2008) in gains on sales related to real estate joint ventures, $2.0 million ($0 in 2009 versus $2.0 million in 2008) in gains on the sale of premises and equipment and $1.2 million ($1.5 million in 2009 versus $2.7 million in 2008) in income related to real estate owned via equity investments.
Other Expense
Non-interest expense for the third quarter of 2009 amounted to $9.8 million resulting in an increase of $2.4 million, or 31.6%, from the comparable quarter of 2008. The year over year increase was primarily attributable to a $1.9 million increase in OREO and loan collection expenses as a result of the increase in non-performing assets and OREO and a valuation allowance for two properties and a $1.4 million increase in FDIC Insurance and Pennsylvania Department of Banking assessments. Partially offsetting these increases were a reduction of $292,000 in salaries and employee benefits associated with the elimination of management bonuses and the Company’s matching of the employee 401K contributions in 2009, a decrease of $89,000 in stock option expense related to forfeitures and a decline in other operating expense of $321,000 primarily related to lower management fees due to the winding down of RBA Capital in the fourth quarter of 2008. The increase in FDIC Insurance and Pennsylvania Department of Banking assessments was primarily related to an increased assessment rate for the FDIC expense ($0.70 per $1,000 of deposits starting in the second quarter of 2009 versus $0.25 per $1,000 of deposits in 2008) for Royal Bank America due to increased assessment rates overall to fund the FDIC insurance shortfall, a decline in the regulatory rating from the FDIC resulting in another rate increase, an increase in the previous quarterly expenses and an increase in deposit levels subject to assessment for both Royal Bank America and Royal Asian Bank. During the current quarter management changed the accounting for FDIC assessments from a prepaid basis, consistent with most financial institutions, to an accrual basis as a result of the magnitude of the increase in this expense in 2009. The actual FDIC assessment for the third quarter of 2009 amounted to approximately $610,000.
For the nine months ended September 30, 2009 non-interest expense of $25.4 million amounted to an increase of $4.3 million, or 20.2%, above the level of the comparable period of 2008. The year over year increase was primarily attributable to an increase of $3.2 million in OREO and loan collection expenses as a result of an increase in non-performing assets and OREO coupled with an OREO valuation allowance for three properties, a $2.2 million increase in FDIC Insurance and Pennsylvania Department of Banking assessments, an increase in professional and legal fees amounting to $469,000 mainly attributable to the increased level of impaired loans and regulatory compliance and a $127,000 increase in occupancy and equipment primarily related to the opening of two new lending centers. Partially offsetting these increases was a decrease of $730,000 related to salaries and employee benefits due to the elimination of management bonuses and the Company’s matching of the employee 401K contributions in 2009, a reduction in stock option expense of $375,000 related to forfeitures and a $650,000 decline in other operating expense due primarily to lower management fees associated with RBA Capital. The increase in FDIC Insurance and Pennsylvania Department of Banking assessments was primarily related to higher assessment rates, increased deposit levels, an increase in the previous quarterly expenses and the special FDIC insurance assessment of approximately $600,000 recorded in the second quarter of 2009.
Income Tax Expense (Benefit)
Total income tax expense for the third quarter of 2009 was $474,000 compared to a tax benefit of $6.8 million in the third quarter of 2008. The 2009 tax expense is entirely related to a 10% excise tax on the surrender of approximately $23 million in bank owned life insurance (“BOLI”). The excise tax was not offset by a tax benefit despite the net loss in the third quarter of 2009 since the Company had concluded at December 31, 2008 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. The Company established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million. The valuation allowance increased $2.6 million to $18.1 million during the first quarter of 2009. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the third quarter of 2009 was 0%, excluding the effect of the excise tax on the surrender of the BOLI, compared to an effective tax benefit of 36.6% for the same period in 2008.
Total income tax expense for the nine months ended September 30, 2009 totaled $474,000 as compared to a tax benefit of $6.9 million for the comparable period of 2008. The 2009 tax expense is entirely related to a 10% excise tax on the surrender of approximately $23 million in bank owned life insurance (“BOLI”). Consistent with the quarterly results, the excise tax was not offset by a tax benefit despite the net loss for the nine month period in 2009 since the Company had concluded at December 31, 2008 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. The Company established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million. During the first nine months of 2009, the valuation allowance increased $2.6 million to $18.1 million as of September 30, 2009 based on activity during 2009. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the first nine months of 2009 was 0%, excluding the effect of the excise tax on the surrender of the BOLI, versus an effective tax benefit of 39.9% for the comparable period of 2008.
Results of Operations by Business Segments
The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing and RBA Capital (“Other” in the segment table below). For a description of the different business segments refer to “Note 3 Segment Information” to the consolidated financial statements. Included in the Community Banking segment are assets and deposits of $78.6 million and $64.1 million, respectively, related to the sale of Royal Asian as of September 30, 2009 (see discussion below under “Royal Asian Bank”).

	Three months ended September 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,173,562	$105,093	$15,356	$67,799	$1,361,810

Total deposits	$908,037	$—	$—	$—	$908,037

Interest income	$12,509	$3,014	$—	$1,276	$16,799
Interest expense	8,081	1,113	69	307	9,570

Net interest income (expense)	$4,428	$1,901	$(69)	$969	$7,229
Provision for loan and lease losses	3,093	161	—	462	3,716
Total other income	2,057	109	444	95	2,705
Total other expenses	8,679	746	216	188	9,829
Income tax (benefit) expense	(82)	429	56	71	474

Net (loss) income	$(5,205)	$674	$103	$343	$(4,085)

Noncontrolling interest	$(122)	$270	$79	$54	$281

Net (loss) income attributable to Royal Bancshares	$(5,083)	$404	$24	$289	$(4,366)

	Three months ended September 30, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,013,965	$74,652	$22,843	$61,026	$1,172,486

Total deposits	$736,974	$—	$—	$—	$736,974

Interest income	$13,946	$2,316	$—	$1,370	$17,632
Interest expense	7,862	920	48	687	9,517

Net interest income (expense)	$6,084	$1,396	$(48)	$683	$8,115
Provision for loan and lease losses	4,843	—	—	432	5,275
Total other (loss) income	(15,116)	38	953	103	(14,022)
Total other expenses	6,227	523	235	486	7,471
Income tax (benefit) expense	(7,209)	188	235	(47)	(6,833)

Net (loss) income	$(12,893)	$723	$435	$(85)	$(11,820)

Noncontrolling interest	$44	$183	$—	$(35)	$192

Net (loss) income attributable to Royal Bancshares	$(12,937)	$540	$435	$(50)	$(12,012)

	Nine months ended September 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,173,562	$105,093	$15,356	$67,799	$1,361,810

Total deposits	$908,037	$—	$—	$—	$908,037

Interest income	$38,073	$7,928	$—	$3,722	$49,723
Interest expense	24,480	2,975	172	909	28,536

Net interest income (expense)	$13,593	$4,953	$(172)	$2,813	$21,187
Provision for loan and lease losses	11,729	797	—	943	13,469
Total other (loss) income	(5,985)	255	1,141	306	(4,283)
Total other expenses	21,758	2,314	600	701	25,373
Income tax (benefit) expense	(751)	812	129	284	474

Net (loss) income	$(25,128)	$1,285	$240	$1,191	$(22,412)

Noncontrolling interest	$0	$514	$184	$62	$761

Net (loss) income attributable to Royal Bancshares	$(25,128)	$771	$55	$1,129	$(23,173)

	Nine months ended September 30, 2008
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Other	Consolidated

Total assets	$1,013,965	$74,652	$22,843	$61,026	$1,172,486

Total deposits	$736,974	$—	$—	$—	$736,974

Interest income	$45,224	$6,012	$—	$4,171	$55,407
Interest expense	23,265	2,585	151	2,141	28,142

Net interest income (expense)	$21,959	$3,427	$(151)	$2,030	$27,265
Provision for loan and lease losses	11,608	22	—	1,457	13,087
Total other (loss) income	(13,461)	439	2,341	402	(10,279)
Total other expenses	17,521	1,452	660	1,483	21,116
Income tax (benefit) expense	(7,991)	731	536	(178)	(6,902)

Net income (loss)	$(12,640)	$1,661	$994	$(330)	$(10,315)

Noncontrolling interest	$126	$508	$—	$(132)	$502

Net income (loss) attributable to Royal Bancshares	$(12,766)	$1,153	$994	$(198)	$(10,817)

Community Bank Segment
Royal Bank America
Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”). During the fourth quarter of 2006, Royal Bank formed a subsidiary, Royal Tax Lien Services, LLC, to purchase and service delinquent tax liens. Royal Bank owns 60% of the subsidiary. During the fourth quarter of 2006, Royal Bank formed a subsidiary, RBA Capital, LP, to originate structured or re-discounted debt. Royal Bank owns 60% of the subsidiary. During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital. The operations of the subsidiary are now part of Royal Bank however they continue to be shown in the “Other segments” section of the table below since the type of lending is different than that of Royal Bank. On October 17, 2008, Royal Bank established RBA Property LLC, a wholly owned subsidiary. RBA Property was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans. On December 1, 2008, Royal Bank established Narberth Property Acquisition LLC, a wholly owned subsidiary. Narberth Property Acquisition was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-accrual loans.
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
Employees: Royal Bank employed approximately 166 people on a full-time equivalent basis as of September 30, 2009.
Deposits: At September 30, 2009, total deposits of Royal Bank were distributed among demand deposits (7%), money market deposit, savings and Super Now accounts (28%) and time deposits (65%). At September 30, 2009, deposits increased $165.3 million to $848.5 million, from year-end 2008, or 24.2%, primarily due to a $121.0 million increase in time deposits. Management decided to raise deposit rates to increase liquidity in the first and second quarter and to not increase the level of FHLB advances due to the FHLB’s full collateral delivery requirement applicable to Royal Bank and the FHLB’s suspension of its cash dividend. Included in Royal Bank’s deposits are approximately $33.3 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
Lending: At September 30, 2009, Royal Bank, including its subsidiaries, had a total net loan portfolio of $639.3 million, representing 50.2% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At September 30, 2009, loans increased $6.9 million from year end 2008.
Business results: Total interest income of Royal Bank for the quarter ended September 30, 2009 was $15.3 million compared to $16.2 million for the quarter ended September 30, 2008, a decrease of 6%. Total interest income for the first nine months of 2009 was $45.1 million compared to $50.8 million for the same period in 2008. The decline in interest income for both the quarter and year to date was attributed to a lower yield on investment securities, lost interest on non-accrual loans and a 175 basis point reduction in the prime rate by the Federal Reserve since the end of the second quarter in 2008. Interest expense was $8.7 million for the quarter ended September 30, 2009, compared to $8.9 million for the quarter ended September 30, 2008, a decrease of 2%. Interest expense for the first nine months of 2009 was $25.8 million compared to $26.3 million for the same period in 2008. Royal Bank recorded a net loss for the quarter ended September 30, 2009 of $4.4 million compared to a net loss of $10.5 million for the quarter ended September 30, 2008. The improvement in the loss is mainly due to $310,000 in realized losses on AFS investment securities during the third quarter of 2009 compared to $14.3 million for the third quarter of 2008, and a $700,000 reduction in net interest income from $7.3 million in the third quarter of 2008 to $6.6 million in the third quarter of 2009 for the reasons mentioned above. These changes were partially offset by a $2.2 million increase in operating expenses related to the increase in non-performing assets and FDIC assessments. Royal Bank recorded a net loss of $16.2 million for the first nine months of 2009 compared to a net loss of $7.7 million for the first nine months of 2008. The increase in the net loss was largely due to a decline in net interest income of $5.2 million for the nine months ended September 30, 2009 and an income tax benefit of $4.8 million for the nine months ended September 30, 2008 compared to income tax expense of $1.2 million for the nine months ended September 30, 2009. Total assets of Royal Bank were $1.3 billion at September 30, 2009 and $1.1 billion at December 31, 2008. During the third quarter of 2009, Royal Bank received a $9.5 million capital contribution from

Royal Bancshares. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, RBA Capital, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, and Narberth Property Acquisition LLC.
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
On September 25, 2009, the Company announced that it had entered into a stock purchase agreement, dated as of September 24, 2009, with a newly formed corporation organized by the President of Royal Asian to purchase all of the outstanding common stock of Royal Asian owned by the Company. See Item 5 of Part II of this Form 10-Q for a description of the stock purchase agreement.
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
Employees: Royal Asian employed approximately 24 people on a full-time equivalent basis as of September 30, 2009.
Deposits: At September 30, 2009, total deposits of Royal Asian were distributed among demand deposits (14%), money market deposit, savings and Super Now accounts (13%) and time deposits (73%). At September 30, 2009, total deposits were $92.9 million, which amounted to an increase of $300,000, or 0.3%, from the level at December 31, 2008.

Lending: Royal Asian had a total loan portfolio of $66.3 million, representing 61% of total assets at September 30, 2009 that increased $3.1 million, or 4.9%, from the level at December 31, 2008. The loan portfolio is comprised of commercial demand, commercial mortgages, construction, and installment loans.
Business results: Net interest income of Royal Asian for the quarter ended September 30, 2009, amounted to $636,000 which was a decrease of $184,000 from the comparable quarter of 2008. Net interest income for the first nine months of 2009 was $2.0 million compared to net interest income of $2.6 million for the same period in 2008. For the quarter ended September 30, 2009, Royal Asian recorded a net loss of $421,000 compared to a net loss of $844,000 in the second quarter of 2008. For the first three quarters of 2009, Royal Asian recorded a net loss of $571,000 compared to net a loss of $803,000 for the first three quarters of 2008. Total assets of Royal Asian amounted to $107.9 million at September 30, 2009 compared to $106.9 million at December 31, 2008.
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
Business results: Total interest income of RID for the quarter ended September 30, 2009, of $257,000 declined 46.0% from $476,000 for the quarter ended September 30, 2008. For the first nine months of 2009 total interest income amounted to $926,000 resulting in a 42.7% decrease from $1.6 million during the first nine months of 2008. For the quarter ended September 30, 2009, RID reported net income of $246,000, compared to net loss of $124,000 for the quarter ended September 30, 2008. For the first three quarters of 2009, RID reported a net loss of $5.3 million compared to a net loss of $1.1 million in the comparable period of 2008. The year over year decline for the first nine months was primarily related to impairment of investment securities, specifically preferred and common stocks, of $5.8 million in 2009 versus $3.0 million in 2008. At September 30, 2009, total assets of RID were $29.8 million, of which $2.6 million was held in cash and cash equivalents and $6.6 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. As a result of the improvement in the stock market during the third quarter of 2009, management concluded that it was in the best interest of the Company to sell the entire managed common stock portfolios. Several analysts had indicated that the market was poised for a correction after increasing almost 50% since late in the first quarter of 2009. During the third quarter the Company sold these stocks and minimized the loss to $130,000, or 1% of their aggregate cost. Royal Bank has extended loans to RID, secured by securities and as per the provisions of Regulation W. During the third quarter of 2009, RID paid off the $9.4 million loan from Royal Bank. In addition RID paid a $10.0 million dividend to Royal Bancshares during the third quarter of 2009.
Royal Captive Insurance Company
On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. At September 30, 2009, total assets of Royal Captive Insurance were $2.8 million.
Royal Preferred LLC
On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At September 30, 2009, Royal Preferred LLC had total assets of approximately $21 million.

Royal Bancshares Capital Trust I and II
On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2009 amounted to 2.45% and 5.80%, respectively for Capital Trust I and Capital Trust II.
On August 13, 2009, the Company’s board of directors has determined to suspend interest payments on the trust preferred securities. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of September 30, 2009 the trust preferred interest payment in arrears was $270,000.
Tax Lien Operations
Crusader Servicing Corporation
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, PA 19072. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. At September 30, 2009, total assets of CSC were $16.8 million. Included in total assets is $2.9 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount. As a result of the recent deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired by approximately $2.5 million. In the first and third quarters of 2009, CSC charged-off $1.2 million and $1.8 million, respectively, of the SMI loan balance. These charge-offs had been included in the allowance for loan and lease losses as a specific allowance on the loan. The outstanding SMI loan balance was $2.9 million and $6.6 million at September 30, 2009 and December 31, 2008.
Business results: Net interest income of CSC for the quarter ended September 30, 2009, amounted to $230,000 which resulted in a decline of $143,000, from the comparable quarter of 2008. Net interest income for the first nine months of 2009 decreased $423,000 from $1.1 million for the first nine months of 2008 to $720,000 due to the SMI loan mentioned previously. The net loss for CSC for the three and nine months ended September 30, 2009, was $113,000 and $482,000, respectively, compared to net income of $77,000 and $364,000, respectively, for the comparable periods of 2008. The provision for lien losses was $161,000 for the third quarter of 2009 compared to $0 for the third quarter of 2008. The provision for lien losses for the nine months ended September 30, 2009 and September 30, 2008 was $797,000 and $22,000, respectively. At September 30, 2009, total assets of CSC were $16.8 million, of which $16.3 million was held in tax liens. The allowance for lien loss was $342,000 at September 30, 2009. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W. At September 30, 2009, the amount due Royal Bank from CSC was $15.3 million.
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
Business results: Net interest income of RTL of $1.7 million for the quarter ended September 30, 2009, increased $700,000, or 70%, for the comparable quarter of 2008 largely due to increased interest on certificates and penalty income year over year associated with a significant increase in tax liens. For the first nine months of 2009, net interest income of $4.2 million increased $1.9 million, or 85.3%, above the comparable period of 2008 due to the significant growth in tax liens year over year. Net income for RTL of $787,000 for the quarter ended September 30, 2009 increased $141,000, or 21.8%, from the comparable quarter of 2008 due to a significant increase in tax liens year over year. For the nine months ended 2009 net income for RTL of $1.8 million amounted to an increase of $861,000, or 95.1%, above the comparable period of 2008 again due to the growth in tax liens for RTL over the past year. At September 30, 2009, total assets of RTL were $88.3 million, of which the majority was held in tax liens as compared to total assets at December 31, 2008 of $64.6 million and total assets at September 30, 2008 of $50.3 million, of which the majority was held in tax liens.
Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W. At September 30, 2009, the amount due Royal Bank from RTL was $85.5 million.
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
Business results: At September 30, 2009, total assets of RIA under FIN 46(R) were $19.1 million compared to $21.2 million at December 31, 2008. For the quarter ended September 30, 2009, RIA had a net loss of $86,000 compared to net income of $520,000 for the comparable period of 2008 while the net loss for the first nine months of 2009 amounted to $7,000 compared to net income of $2.1 million for the comparable nine months of 2008. The loss for the current quarter was primarily attributable to an impairment charge on securities in the amount of $414,000. The 2008 nine month period included a gain on sales of real estate of approximately $1.3 million. For more information about Royal Investments America refer to “Note 14 Real Estate Owned via Equity Investment” to the consolidated financial statements. Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At September 30, 2009, there were no outstanding loans from Royal Bank to RIA.
Other Segment
Royal Bank America Leasing, LP
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first nine months of 2009 and 2008, neither sales nor purchases of lease portfolios were material.

Business results: At September 30, 2009, total assets of Royal Leasing were $35.2 million, including $34.8 million in net leases, as compared to $25.7 million in assets at December 31, 2008. During the quarter ended September 30, 2009, Royal Leasing had net interest income of $479,000, an increase of $168,000 from the comparable period of 2008; provision for lease losses of $462,000 versus $242,000 in the comparable quarter of 2008; non-interest income of $95,000 as compared to $61,000 in the third quarter of 2008; and non-interest expense of $46,000 versus $170,000 for the third quarter of 2008. During the nine months ended September 30, 2009, Royal Leasing had net interest income of $1.2 million, an increase of $308,000 from the comparable period in 2008; provisions for lease loss of $943,000 compared to $711,000 for the same period in 2008; and non-interest expenses of $260,000 compared to $599,000 for the nine month period in 2008. Net income for Royal Leasing for the three and nine months ended September 30, 2009, was $43,000 and $225,000, respectively as compared to net losses of $26,000 and $66,000, respectively for the comparable periods of 2008.
Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and in accordance with Regulation W. At September 30, 2009, the amount due Royal Bank from RBA Leasing was $34.0 million.
RBA Capital, LP
On October 1, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed RBA Capital, LP (“RBA Capital”). Royal Bank holds a 60% ownership interest in RBA Capital. Legal headquarters are 150 North Radnor Chester Road, Radnor Pennsylvania 19087. RBA Capital was formed to lend to lenders on a re-discounted basis. By on a re-discounted basis, we mean the main business line of RBA Capital is to extend loans to other lenders (“RBA Loan”). These other lenders are typically not financial institutions, but rather individuals, smaller corporations, or partnerships (“Borrowing Lender”) that make small loans including, but not limited to, loans to contractors, home buyers or the purchasers of smaller, owner occupied, commercial real estate buildings (“Discounted Loans”). The Discounted Loans can also be small construction or improvement loans. The lender is required to have equity in each Discounted Loan so as to afford RBA Capital a prudent maximum loan to value ratio for its portion of the RBA Loan extended for the respective Discounted Loan. By way of an example, if a Borrowing Lender wanted to extend financing for one of its borrowers to purchase property for $100,000, the Borrowing Lender would not lend the full purchase price to its borrower, but rather would impose a loan to value (“LTV”) limit, generally discounting the purchase price by 15% to maintain a maximum LTV of 85%, thereby lending $85,000 to its borrower for the purchase. The Borrowing Lender would then borrow funds from RBA Capital to fund loan advances to its borrower. RBA Capital would not lend 100% of the Borrowing Lender’s loan advances, but would instead “re-discount” those advances by generally striving to maintain a 65% LTV ratio, and would in this example lend $65,000 to the Borrowing Lender. The Discounted Loans are then pledged to RBA Capital as collateral for its RBA Loan. During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital. The operations of the subsidiary are now part of Royal Bank however they continue to be shown in the “Other segments” section of the table above since the type of lending is different than that of Royal Bank.
Business results: At September 30, 2009, total assets related to RBA Capital were $32.6 million versus $37.5 million at December 31, 2008. Net loans amounted to $32.3 million at September 30, 2009, a decrease of $5.0 million, or 13.4%, from $37.3 million at December 31, 2008. Total interest income related to RBA Capital of $490,000 for the third quarter of 2009 decreased $289,000, or 37.1%, from the comparable quarter of 2008 due principally to an increase in non-accrual loans. For the third quarter of 2009, net income attributable to RBA Capital was $300,000 versus a net loss of $60,000 in the comparable period of 2008. For the first nine months of 2009, net income attributable to RBA Capital was $966,000 versus a net loss of $264,000 in the comparable period of 2008. The increase was due to the provision for loan losses booked in 2008.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets as of September 30, 2009 were $1.4 billion, an increase of $186.2 million, or 15.8%, from December 31, 2008. This increase was attributed to a $104.5 million growth in AFS investments, a $59.7 million increase in cash and cash equivalents, a $15.3 million increase in other real estate owned, and a $7.0 million increase in net loans and leases. The changes in consolidated assets described are gross of the Royal Asian assets held for sale of $78.6 million.
Cash and Cash Equivalents
Total cash and cash equivalents increased $56.5 million from $14.3 million at December 31, 2008 to $70.8 million at September 30, 2009, as a result of management’s decision to maintain a higher level of liquidity as mentioned above. Excluded from cash and cash equivalents is $3.2 million related to the sale of Royal Asian.
Investment Securities
Total investment securities grew $104.5 million, or 29.8%, to $454.8 million at September 30, 2009, from the level at December 31, 2008. This increase was primarily due to an increased level of cash generated from deposit growth during the first nine months of 2009 that was partially redeployed into U.S. agency collateralized mortgage obligations. FHLB stock was $11.0 million at September 30, 2009 and December 31, 2008.
Effective April 1, 2009, the Company adopted new provisions under ASC Topic 320 specific to OTTI. Under the new guidance which applies to existing and new debt securities, OTTI is considered to have occurred (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit related loss and the loss related to other factors. The credit related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.
During the third quarter of 2009 and the first nine months of 2009, the Company recorded OTTI charges to earnings of $492,000 and $9.8 million, respectively, related to various equity securities, trust preferred securities, corporate bonds, and non-agency CMO’s. The credit-related OTTI charge recorded in earnings for trust preferred securities was $77,000 for the three months ended September 30, 2009. The credit-related OTTI charge recorded in earnings for the trust preferred securities, corporate bonds, and non-agency CMOs was $3.7 million for the nine months ended September 30, 2009. The Company recorded OTTI charges related to equity and other securities of $415,000 and $6.1 million for the three months and nine months ended September 30, 2009, respectively.
The AFS portfolio had gross unrealized losses of $6.4 million at September 30, 2009, which recovered from gross unrealized losses of $37.8 million at December 31, 2008. During the third quarter of 2009 the Company recorded a $492,000 impairment charge that was primarily comprised of other securities totaling $415,000 and trust preferred securities totaling $77,000. During the second quarter of 2009, the Company recorded a $5.1 million total impairment charge that was primarily comprised of preferred and common stocks totaling $1.2 million, corporate bonds totaling $1.3 million, trust preferred securities totaling $1.9 million and CMOs totaling $459,000. During the first quarter of 2009, the Company recorded a $4.2 million impairment charge related to preferred and common stocks. For the nine months ended September 30, 2009, gross unrealized losses have improved for preferred and common stocks, collateralized mortgage obligations, collateralized debt obligations, corporate bonds, and trust preferred securities due to increased fair market values of the investments, sales of investment securities, and the impairment charges that occurred during the first nine months of 2009. The gross unrealized losses have improved significantly in the last two quarters as the financial markets have begun to recover and have exhibited more stability. Management expects full collection of cash flows on the non-impaired investments within the AFS portfolio.
Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 5 Comprehensive Income.” When a loss is deemed to be other than temporary but the Company does not intend to sell the security and it is not more likely than not that the Company will have to sell the security before recovery of its cost basis, the Company will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.
The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Loans and Leases
Total loans and leases increased $3.2 million, or 0.4%, from the $700.7 million level at December 31, 2008 to $703.9 million at September 30, 2009. The $83.0 million decline in construction loans was predominantly related to balances being paid down or reclassified to non-residential or single family real estate as construction projects were completed. Additionally, construction balances of $7.6 million and $4.7 million were transferred to OREO and charged-off, respectively. The $8.5 million decline in land loans was mostly related to transfers to OREO. The $26.9 million increase in single family loans was mostly related to construction loans being reclassed. The $43.0 million increase in non-residential real estate was related to $24.9 million in loan originations, advances on existing loans, and $8.0 million in construction loans being reclassed partially offset by payments, and charge-offs and transfers to OREO of $7.1 million and $2.7 million, respectively. In addition tax certificates increased $9.7 million and leases increased $10.3 million. The Company has become more selective in approving land development loans as well as commercial real estate loans given the existing loan concentration coupled with the current extremely weak housing market and commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans.
The following table represents loan balances by type:

	September 30,	December 31,
(In thousands)	2009	2008

Commercial and industrial	$87,201	$86,278
Construction	84,169	167,204
Land Development	65,641	74,168
Construction and land development — mezzanine	2,815	2,421
Single family residential	54,415	27,480
Real Estate — non-residential	277,560	234,573
Real Estate — non-residential-mezzanine	—	4,111
Real Estate — multi-family	21,614	14,059
Real Estate — 1-4 family — mezzanine	—	335
Tax certificates	73,900	64,168
Leases	36,444	26,123
Other	1,201	1,243

Total gross loans	$704,960	$702,163
Deferred fees, net	(1,082)	(1,441)

Total loans and leases before Royal Asian loans held for sale	703,878	700,722

Royal Asian loans held for sale (1)	(66,344)	—

Total loans and leases	$637,534	$700,722

(1)	Included in Royal Asian loans held for sale is $48.2 million and $9.5 million in non-residential and commercial loans, respectively, as of September 30, 2009.
Deposits
Total deposits, the primary source of funds, increased $148.0 million, or 19.5%, to $908.0 million at September 30, 2009, from December 31, 2008. The growth in deposits was primarily associated with an increase in time deposits under $100,000 which increased $73.8 million, or 42.4%, time deposits over $100,000 which increased $34.6 million, or 32.1%, and non-interest bearing demand deposits which increased $19.9 million, or 39.2%. Savings accounts had a small decline during this period. Management decided to raise specific deposit rates during the first and second quarters of 2009 to grow deposits and to improve liquidity during the current economic times which caused the increase in overall deposits.
The following table represents ending deposit balances by type:

	September 30,	December 31,
(In thousands)	2009	2008

Demand (non-interest bearing)	$70,834	$50,886
NOW and Money Markets	205,142	193,869
Savings	14,810	15,171
Time deposits (over $100)	142,348	107,783
Time deposits (under $100)	247,992	174,184
Brokered deposits	226,911	218,175

Total deposits before Royal Asian deposits held for sale	$908,037	$760,068

Royal Asian deposit held for sale	(64,093)	—

Total deposits	$843,944	$760,068

Borrowings
Total borrowings, which include short and long-term borrowings, decreased $4.9 million, or 1.8%, to $270.8 million at September 30, 2009, from $275.7 million at December 31, 2008. This reduction is attributed to the monthly payments on amortizing borrowings during the first nine months of 2009. During the first nine months of 2009, management decided not to incur additional borrowings because of the FHLB full collateral delivery requirement applicable to Royal Bank and the FHLB’s suspension of its cash dividend.
Obligations Related to Equity Investments in Real Estate
The Company consolidated into its balance sheet $10.0 million and $12.4 million of debt at September 30, 2009 and December 31, 2008, respectively, related to a real estate equity investment of which none is guaranteed by the Company. The reduction was due to sales of units during the period.
Stockholders’ Equity
Consolidated shareholders’ equity increased $31.8 million, or 39.0%, to $113.4 million at September 30, 2009 from $81.6 million at December 31, 2008. On February 20, 2009, the Company received approximately $30.4 million via the issuance of preferred stock under the Troubled Assets Relief Program (“TARP”) Capital Purchase Plan (“CPP”) established by the U.S. Treasury. Other comprehensive loss improved $24.1 million to $2.0 million at September 30, 2009 from $26.1 million at December 31, 2008. Refer to the “Capital Adequacy” section for more information on the TARP funds. Partially offsetting the receipt of the TARP funds and the improvement in other comprehensive loss was an increase in the accumulated deficit of $23.4 million, which was predominantly related to the net loss for the nine months ended September 30, 2009.
CAPITAL ADEQUACY
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measure of assets and liabilities calculated under regulatory accounting practices. Quantitative measures established by banking regulations, designed to ensure capital adequacy, required the maintenance of minimum amounts of capital to total “risk weighted” assets and a minimum Tier 1 leverage ratio, as defined by the banking regulations. At September 30, 2009, the Company was required to have a minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.
On July 15, 2009, Royal Bank agreed to enter into a Consent Order with each of the Federal Deposit Insurance Corporation and the Commonwealth of Pennsylvania Department of Banking. As a result of this order, Royal Bank America is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met these requirements as of September 30, 2009.
The table below provides a comparison of the Company, Royal Bank and Royal Asian’s risk-based capital ratios and leverage ratios for September 30, 2009 and December 31, 2008:

	As of September 30, 2009
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$152,070	15.39%	$79,036	8.00%	N/A	N/A
Royal Bank	121,219	13.46%	72,050	8.00%	$90,062	10.00%
Royal Asian	14,357	16.81%	6,832	8.00%	8,540	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$139,563	14.13%	$39,518	4.00%	N/A	N/A
Royal Bank	109,815	12.19%	36,025	4.00%	$54,037	6.00%
Royal Asian	13,281	15.55%	3,416	4.00%	5,124	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$139,563	10.35%	$40,468	3.00%	N/A	N/A
Royal Bank	109,815	8.80%	37,437	3.00%	$62,395	5.00%
Royal Asian	13,281	11.67%	3,414	3.00%	5,691	5.00%

	As of December 31, 2008
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$136,273	13.04%	$83,611	8.00%	N/A	N/A
Royal Bank	97,478	10.26%	76,007	8.00%	$95,008	10.00%
Royal Asian	14,739	18.65%	6,322	8.00%	7,903	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$123,013	11.77%	$41,806	4.00%	N/A	N/A
Royal Bank	85,406	8.99%	38,003	4.00%	$57,005	6.00%
Royal Asian	13,749	17.40%	3,161	4.00%	4,742	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$123,013	10.30%	$35,835	3.00%	N/A	N/A
Royal Bank	85,406	7.81%	32,819	3.00%	$54,698	5.00%
Royal Asian	13,749	13.97%	2,952	3.00%	4,921	5.00%

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
LIQUIDITY & INTEREST RATE SENSITIVITY
Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios. The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%. At September 30, 2009, the Company’s liquidity ratios well exceeded the policy minimums.
On August 13, 2009, the Company’s board of directors determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The board of directors also intends to suspend interest payments on its $25.8 million of outstanding trust preferred securities. The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities. However, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of September 30, 2009 the trust preferred interest payment in arrears was $270,000 and the Series A Preferred stock dividend in arrears was $380,000.
The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, U.S. agencies, and to a lesser extent, federal funds sold. The overall liquidity position of Royal Bank is monitored on a weekly basis while the remaining legal entities are monitored monthly.
In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements. Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps which are a continual challenge in a changing rate environment.

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2009:

	Days		1 to 5	Over 5	Non-rate
(In millions)	0 - 90	91 - 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$49.9	$—	$—	$—	$24.1	$74.0
Federal funds sold	—	—	—	—	—	—
Investment securities:
Available for sale	76.3	93.1	204.3	82.2	(1.1)	454.8
Loans:
Fixed rate	12.9	74.4	229.6	25.0	—	341.9
Variable rate	310.3	52.0	1.8	—	(25.1)	339.0

Total loans	323.2	126.4	231.4	25.0	(25.1)	680.9
Other assets	—	19.2	—	—	132.9	152.1

Total Assets	$449.4	$238.7	$435.7	$107.2	$130.8	$1,361.8

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$70.8	$70.8
Interest bearing deposits	16.0	70.1	133.8	—	—	219.9
Certificate of deposits	127.1	302.6	183.3	4.3	—	617.3

Total deposits	143.1	372.7	317.1	4.3	70.8	908.0
Borrowings (1)	96.2	39.7	147.8	12.9	10.0	306.6
Other liabilities	—	—	—	—	33.8	33.8
Capital	—	—	—	—	113.4	113.4

Total liabilities & capital	$239.3	$412.4	$464.9	$17.2	$228.0	$1,361.8

Net interest rate GAP	$210.1	$(173.7)	$(29.2)	$90.0	$(97.2)

Cumulative interest rate GAP	$210.1	$36.4	$7.2	$97.2

GAP to total assets	15%	-13%

GAP to total equity	185%	-153%

Cumulative GAP to total assets	15%	3%

Cumulative GAP to total equity	185%	32%

(1)	The $10.0 million in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At September 30, 2009, floating rate loans with floors and without floors were $134.3 million and $204.7 million, respectively.
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
The orders will remain in effect until modified or terminated by the FDIC and the Department. Royal Bank is in compliance with all delivery requirements of the orders as of the filing date of this Form 10-Q.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.
ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective at September 30, 2009.
As described in Item 9A(T) in our annual report on Form 10-K for the year-ended December 31, 2008, management had identified a material weakness associated with internal controls related to the accounting for deferred income taxes. To remediate this weakness, the Company engaged a nationally recognized independent public accounting firm to review the Company’s accounting procedures related to deferred income taxes for December 31, 2008 and March 31, 2009. The Company continued to consult with the independent public accounting firm during the second and third quarters of 2009.
(b) Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The cease and desist order limits certain activities that we may perform and increases our compliance costs
Royal Bank is regulated by the FDIC and the Commonwealth of Pennsylvania Department of Banking. As more fully described in “Regulatory Orders”, on July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the FDIC and the Department of

Banking. The Orders include a number of provisions relating to the operation of the business of Royal Bank, including provisions requiring Royal Bank to reduce its concentration in commercial real estate loans and reliance on wholesale funding sources. The provisions of the Orders, including any actions that the FDIC or Department of Banking may take to enforce them, as well as the additional compliance costs resulting from the Orders, may adversely affect our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Stock Repurchases
None
Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to Vote Security Holders
None
Item 5. Other Information
On September 25, 2009, Royal Bancshares of Pennsylvania, Inc. (the “Company”) announced that it had entered into a stock purchase agreement (the “Agreement”) with a newly formed corporation organized by the President of Royal Asian Bank (“Royal Asian”), a banking subsidiary of the Company, to purchase all of the outstanding common stock of Royal Asian owned by the Company. Under the terms of the Agreement, Royal Asian Bancshares (the “Buyer”) will purchase all of the common stock of Royal Asian owned by the Company for a purchase price of $15,217,988.
Closing of the transactions contemplated by the Agreement are subject to a number of conditions specified in the Agreement, including receipt of all required regulatory approvals and completion of a private placement transaction by the Buyer (the “Buyer Private Placement”) to fund payment of the purchase price. Under the Agreement, the Buyer must (i), on or prior to November 15, 2009, have received net proceeds in the Buyer Private Placement in the amount of $10.0 million for the purpose of acquiring the Company’s shares of common stock of Royal Asian and delivered a written representation of its chief executive officer that it reasonably expects to raise the remaining funds constituting purchase price by the closing date and (ii), on or prior to December 15, 2009, received net proceeds in the Buyer Private Placement for the balance of the total purchase price.
Either the Company or the Buyer may terminate the Agreement if the closing has not occurred by December 31, 2009. In addition, either party may terminate the Agreement at any time if any governmental entity that must grant a required regulatory approval has denied approval of the transactions, requested that an application be withdrawn, or notified either party that it will not grant (or intends to rescind or revoke if previously approved), a required regulatory approval, or imposed a condition in connection with approval of the transactions, which, in the good faith judgment of the Company or Buyer, will materially impair the ability of Buyer to complete the transactions. The Company may terminate the Agreement (i) on or after November 16, 2009 if the Company has not received evidence satisfactory to it that Buyer has received net proceeds in the Buyer Private Placement by November 15, 2009 in the amount of $10.0 million for the purpose of acquiring the Company’s shares of common stock of Royal Asian and a written representation of Buyer’s chief executive officer that it reasonably expects to raise the remaining funds constituting purchase price by the closing date and (ii) on or after December 16, 2009 if the Company has not received evidence satisfactory to it that Buyer has received net proceeds in the Buyer Private Placement by December 15, 2009 for the balance of the total purchase price. Either party may also terminate the Agreement by mutual consent and in the event of certain breaches of representations, warranties or obligations of the other party.

The Buyer has deposited $250,000 into an escrow account (the “Escrow Amount”), which will be credited toward the purchase price at closing, unless the Company terminates the Agreement as a result of a breach by the Buyer of any representation, warranty or obligation of Buyer or as a result of the Buyer’s inability to raise the funds necessary to complete the transactions contemplated by the Agreement in the Buyer Private Placement, in which case the Company will retain the Escrow Amount as liquidated damages.
Item 6. Exhibits
     (a)
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

10.1	FDIC Stipulation and Consent to the Issuance of an Order to Cease and Desist (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.2	FDIC Order to Cease and Desist (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.3	Pennsylvania Department of Banking Stipulation and Consent and Order to Cease and Desist (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.4	Stock Purchase Agreement, dated as of September 24, 2009, between Royal Bancshares of Pennsylvania, Inc. and Royal Asian Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on September 25, 2009).

10.5	Royal Bank America Supplemental Executive Retirement Plan.

10.6	SERP Participation Agreement, as amended — Robert Tabas.

10.7	SERP Participation Agreement, as amended — James J. McSwiggan, Jr.

10.8	SERP Participation Agreement, as amended — Murray Stempel.

10.9	SERP Participation Agreement, as amended — Joseph P. Campbell.

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R, Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 13, 2009.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 13, 2009.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 13, 2009.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 13, 2009.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: November 13, 2009	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial Officer