Form 10-K
period 2009-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2010-03-30
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐     No ☑
The aggregate market value of Registrant’s Common Stock held by non-affiliates is $9,325,987 based on the June 30, 2009 closing price of the Registrant’s Common Stock of $1.87 per share.
As of February 28, 2010, the Registrant had 11,355,466 and 2,086,689 shares outstanding of Class A and Class B common stock, respectively.
Documents Incorporated by Reference
Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on May 19, 2010—Part III.

Forward Looking Statements
From time to time, Royal Bancshares of Pennsylvania, Inc. (the “Company”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes”, “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Troubled Asset Relief Program voluntary Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

PART I
ITEM 1. BUSINESS
Royal Bancshares of Pennsylvania, Inc.
Royal Bancshares of Pennsylvania, Inc. (the “Company”), is a Pennsylvania business corporation and a two bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company is supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by the Company and were exchanged on a one-for-one basis for common stock of the Company. On July 17, 2006, Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. The principal activities of the Company are supervising Royal Bank and Royal Asian, collectively known as the Banks, which engage in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. At December 31, 2009, the Company had consolidated total assets of approximately $1.3 billion, total deposits of approximately $881.8 million and shareholders’ equity of approximately $104.3 million. The Company’s two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”).
The Company has three reportable operating segments, Community Banking, Tax Liens, and Equity Investments. The Equity Investments are consolidated under ASC Topic 810 as described in “Note 20 - Segment Information” of the Notes to Consolidated Financial Statements in Item 8 of this report.
Regulatory Actions
On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Commonwealth of Pennsylvania Department of Banking (“Department”). The material terms of the Orders are identical and require Royal Bank to: (i) have and retain qualified management, and notify the FDIC and the Department of any changes in Royal Bank’s Board of Directors or senior management; (ii) increase participation of Royal Bank’s Board of Directors in Royal Bank’s affairs by having the board assume full responsibility for approving Royal Bank’s policies and objectives and for supervising Royal Bank’s management; (iii) eliminate all assets classified as “Loss” and formulate a written plan to reduce assets classified as “Doubtful” and “Substandard” at its regulatory examination; (iv) develop a written plan to reduce delinquent loans, and restrict additional advances to borrowers with existing credits classified as “Loss,” “Doubtful” or “Substandard”; (v) develop a written plan to reduce Royal Bank’s commercial real estate loan concentration; (vi) maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) equal to or greater than 12%; (vii) formulate and implement written profit plans and comprehensive budgets for each year during which the Orders are in effect; (viii) formulate and implement a strategic plan covering at least three years, to be reviewed quarterly and revised annually; (ix) revise the liquidity and funds management policy and update and review the policy annually; (x) refrain from increasing the amount of brokered deposits held by Royal Bank and develop a plan to reduce the reliance on non-core deposits and wholesale funding sources; (xi) refrain from paying cash dividends without prior approval of the FDIC and the Department; (xii) refrain from making payments to or entering contracts with Royal Bank’s Holding Company or other Royal Bank affiliates without prior approval of the FDIC and the Department; (xiii) submit to the FDIC for review and approval an executive compensation plan that incorporates qualitative as well as profitability performance standards for Royal Bank’s executive officers; (xiv) establish a compliance committee of the Board of Directors of Royal Bank with the responsibility to ensure Royal Bank’s compliance with the Orders; and (xv) prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders. The Orders will remain in effect until modified or terminated by the FDIC and the Department.
The Orders do not restrict Royal Bank from transacting its normal banking business. Royal Bank will continue to serve its customers in all areas including making loans (with the exception of new non-owner occupied commercial real estate and construction loans), establishing lines of credit, accepting deposits and processing banking transactions. Customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Orders.
Following are the actions Royal Bank has taken to respond to and comply with the Orders as of the date of this report:
1.	Board Oversight and Senior Management

The Board of Director’s has increased their participation in the affairs of Royal Bank. A new Regulatory Compliance Committee comprised of outside directors and management was created in the third quarter of 2009. The purpose of the Committee is to monitor compliance with the Orders. Royal Bank has recently completed an internal assessment of senior management’s qualifications and has submitted the report to the FDIC and the Department for their review.

2.	Reduction of Classified Assets

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department have approved the classified assets plan. No advances were made on any classified loan unless approved by the Board of Directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs and specific reserves) and other real estate owned (“OREO”) from $149.6 million at June 30, 2009 to $106.2 million at December 31, 2009.

3.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department have approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the Board of Directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing delinquent loans from $36.3 million at June 30, 2009 to $27.5 million at December 31, 2009.

4.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department have approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration from $289.1 million at June 30, 2009 to $253.7 million at December 31, 2009, which amounted to 227.7% of total capital and 251.7% of Tier 1 capital. At year end 2009, Royal’s total CRE loans were below 300% of capital and were almost $49 million less than what was projected under the CRE concentration Plan.

At December 31, 2009, total construction/land loans (“CL loans”) amounted to $114.9 million, or 102.9% of total capital and 113.7% of Tier 1 capital. CL loans were approximately $39 million less than what was projected under the CRE concentration plan at year end 2009.

5.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At December 31, 2009, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 13.37% and 8.09%, respectively.

6.	Budget Plan

Royal Bank submitted to the FDIC and the Department a revised 2009 budget and profit plan required under the Orders. The FDIC and the Department have approved the 2009 budget and profit plan. In addition Royal Bank has submitted to the FDIC and the Department a 2010 budget and profit plan.

7.	Strategic Plan

Royal Bank submitted to the FDIC and the Department a three-year strategic plan required under the Orders. The FDIC and the Department have approved the three-year strategic plan. The Board of Directors and senior management are executing the strategic plan and will incorporate any modifications as deemed necessary by our regulators.

8.	Liquidity and Funds Management

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At December 31, 2009, Royal Bank had $56.7 million in cash on hand and $143.5 million in unpledged agency securities. At December 31, 2009, the liquidity to deposits ratio was 33.1% compared to Royal Bank’s 12% target and the liquidity to total liabilities was 24.0% compared to Royal Bank’s 10% target.

9.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department have approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $20 million from $226.9 million at June 30, 2009 to $206.9 million at December 31, 2009. Royal Bank has redeemed an additional $23.8 million in brokered CDs through February 2010. Borrowings declined $26.1 million from $283.9 million at June 30, 2009 to $257.8 million at December 31, 2009. The borrowing amounts do not include the $3.8 million in obligations owned via equity investment which are not guaranteed by Royal Bank or any of its subsidiaries.

10.	Cash Dividends and other Payments to the Company

Royal Bank will seek approval from the FDIC and the Department prior to declaring a cash dividend to the Company and prior to making payments or entering into new contracts with our affiliates.

11.	Executive Compensation

Royal Bank submitted to the FDIC an executive compensation plan (“compensation plan”) required under the Orders. The FDIC has approved the compensation plan. Royal Bank was not required to submit the compensation plan to the Department.
Royal Bank has submitted all required quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders as of the date of this report.
On March 17, 2010, the Company agreed to enter into a Written Agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”).
The material terms of the Federal Reserve Agreement provide that:
•	the Company’s Board of Directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009;

•	the Company’s Board of Directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation;

•	the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System;

•	the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System;

•	the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank;

•	the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank;

•	the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks;

•	the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year;

•	the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and

•	the Company’s Board of Directors will, within 30 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank.
Royal Bank America
Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by The Tabas Family in 1980. The deposits of Royal Bank are insured by the FDIC.
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
During the fourth quarter of 2006, Royal Bank formed a subsidiary, RBA Capital, LP, to originate structured debt. The Bank owns 60% of the subsidiary. During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital. During 2009, the operations of the subsidiary were folded into Royal Bank.
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
On November 4, 2009, Royal Bank established Rio Marina LLC, a wholly owned subsidiary. Rio Marina LLC was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.
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
Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and New Jersey. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from fifteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services. In the past, Royal Bank had frequently conducted business with clients located outside of its service area. Royal Bank has loans in twenty-six states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, PA.
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

Employees: Royal Bank employed approximately 166 persons on a full-time equivalent basis as of December 31, 2009.
Deposits: At December 31, 2009, total deposits of Royal Bank were distributed among demand deposits (7%), money market deposit, savings and Super Now accounts (29%) and time deposits (64%). At year-end 2009, deposits increased $138.9 million to $822.4 million, from year-end 2008, or 20%. NOW and money market accounts increased $40.4 million while time deposits increased $94.9 million. Included in Royal Bank’s deposits are approximately $29.9 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
Lending: At December 31, 2009, Royal Bank had a total net loan portfolio of $594.1 million, representing 49% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At year-end 2009, loans decreased $25.2 million from year end 2008.
Royal Asian Bank
Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. Royal Asian is an insured bank by the FDIC.
Royal Asian derives its income principally from interest charged on loans and fees received in connection with other services. Royal Asian’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, and the repayment of outstanding loans provide the majority of funds for activities.
On September 25, 2009, the Company announced that it had entered into a stock purchase agreement (the “Agreement”), dated as of September 24, 2009, with a newly formed corporation organized by the President of Royal Asian to purchase all of the outstanding common stock of Royal Asian owned by the Company. On December 21, 2009, the Company announced it was terminating the Agreement because the investor group pursuing the buyout was unable to raise sufficient capital to meet the terms of the agreement and ensure all regulatory approvals necessary to complete the transaction would be obtained. As a result of the Company’s termination of the Agreement, the $251,000 escrow amount previously deposited by Buyer, which was to be credited toward payment of the purchase price, was retained by the Company as liquidated damages and recorded in other income.
Service Area: Royal Asian’s primary service area includes Philadelphia County in Pennsylvania, northern New Jersey, and New York City. The service area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Asian serves this area from five branches located throughout Philadelphia, northern New Jersey, and New York City. Royal Asian also considers Maryland and Delaware as a part of its service area for certain products and services. Occasionally, Royal Asian has conducted business with clients located outside of its service area.
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
Employees: Royal Asian employed approximately 24 persons on a full-time equivalent basis as of December 31, 2009.
Deposits: At December 31, 2009, total deposits of Royal Asian were distributed among demand deposits (10%), money market deposit, savings and Super Now accounts (16%) and time deposits (74%). At year-end 2009 total deposits were $89.3 million.
Lending: At December 31, 2009, Royal Asian had a total net loan portfolio of $64.7 million, representing 63% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, construction, and installment loans.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Asian intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Asian’s size, objective of profit maintenance and stable capital structure.
Non-Bank Subsidiaries
On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary. Its legal headquarters is 1105 N. Market Street, Suite 1300, Wilmington, DE 19899. RID buys, holds and sells investment securities. At December 31, 2009, total assets of RID were $30.1 million, of which $2.0 million was held in cash and cash equivalents and $6.9 million was held in investment securities. RID had net interest income of $1.2 million and $1.4 million for 2009 and 2008, respectively. Non-interest income for 2009 was a loss of $5.8 million compared to a loss of $4.6 million for 2008. During 2009, RID recorded $5.5 million in impairment charges on investment securities of which $3.8 million was related to a managed common stock portfolio, and recorded investment losses of $353,000. During the third quarter of 2009, the Company sold the managed common stock portfolio and minimized additional losses to $130,000, or 1% of their aggregate cost. Royal Bank has extended loans to RID, secured by securities and as per the provisions of Regulation W. During the third quarter of 2009, RID paid off the $9.4 million loan from Royal Bank. In addition RID paid a $10.0 million dividend to Royal Bancshares during the third quarter of 2009.
During 2008, RID took a $3.8 million impairment charge on two bank preferred stocks and recorded investment losses of $828,000. RID’s net loss for 2009 was $5.1 million compared to a net loss of $2.3 million in 2008. The amounts above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, PA. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. On February 2, 2007, due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank continues acquiring tax liens through its subsidiary, Royal Tax Lien Services, LLC (“RTL”) which was formed in November 2006. At December 31, 2009, total assets of CSC were $16.2 million. Included in total assets is $2.5 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, the Company entered into a partnership with SMI, ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended an $18 million line of credit to SMI, which was used by SMI to purchase tax lien portfolios at a discount. As a result of the recent deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired by approximately $2.5 million as evidenced in the provision for loan and lease losses. During 2009, the loan was impaired by an additional $500,000. CSC charged-off $3.0 million related to this loan in 2009. The outstanding SMI loan balance was $2.5 million at December 31, 2009. In 2009, CSC had net interest income of $468,000 compared to $849,000 for 2008. The 2009 provision for loan and lease losses was $624,000 compared to $2.6 million for 2008. The provision is mainly related to the SMI impairments mentioned above. For 2009 and 2008 other income was $179,000 and $555,000, respectively. Other income is mostly comprised of gain on sale of Real Estate Owned (“REO”) properties. Other expense was $693,000 and $576,000 for 2009 and 2008, respectively. CSC recorded a net loss of $402,000 in 2009 compared to a net loss of $1.0 million in 2008. The 2009 and 2008 losses were impacted by the increase in the provision for loan and lease losses.
On June 23, 2003, the Company, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania. RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation. At December 31, 2009, total assets of RIA prior to consolidation under ASC Topic 810 were $8.6 million. During 2009, RIA had net income of $709,000 compared to net income of $852,000 for 2008.
On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities.
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Its legal headquarters is located at 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During 2009 and 2008, neither sales nor purchases of lease portfolios were material. At December 31, 2009, total assets of Royal Leasing were $37.8 million. For 2009, Royal Leasing had net interest income of $1.8 million, a 39% increase from $1.3 million for 2008. For 2009 provision for lease losses was $1.3 million compared to $1.1 million for 2008. The increase in the provision was primarily related to the 48% growth in the lease portfolio. Other income decreased $13,000 from $403,000 for 2008 to $390,000 for 2009. Other expense was $335,000 and $661,000 for 2009 and 2008, respectively. Royal Leasing recorded net income of $382,000 for the year ended December 31, 2009 compared to a net loss of $26,000 for the year ended December 31, 2008.
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
On October 1, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed RBA Capital, LP (“RBA Capital”). Royal Bank held a 60% ownership interest in RBA Capital and its legal headquarters was located at 150 North Radnor Chester Road, Radnor, Pennsylvania 19087. RBA Capital was formed to lend to lenders on a re-discounted basis, which indicates the main business line of RBA Capital is the extension of loans to other lenders. These other lenders are not typically financial institutions, but rather individuals, smaller corporations, or partnerships that make small loans including, but not limited to, loans to contractors, home buyers or the purchasers of smaller, owner occupied, commercial real estate buildings. RBA Capital on occasion referred loans to Royal Bank, or for certain larger loans it originates, participated with Royal Bank in the loan. Royal Bank paid RBA Capital a referral fee for loans referred from RBA Capital or for loans participated with RBA Capital. All transactions between Royal Bank and RBA Capital are on commercially reasonable terms at market rates and terms that would be paid, received or granted by unrelated third-parties.

During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital and during 2009 took 100% ownership of the Company, which is currently managed as a separate division of Royal Bank. At December 31, 2009 RBA Capital had outstanding loans of $30.7 million, which declined by $7.1 million from the level at the end of 2008, consistent with the goal of having all existing loans pay off during the next few years. At December 31, 2008, total assets of RBA Capital were $37.5 million compared to $33.2 million at December 31, 2007. The net loss for 2008 increased $310,000 from $4,000 for 2007 to $314,000 for 2008 due mainly to a higher provision for loan losses of $582,000 year over year.
On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2009, total assets of RTL were $88.9 million compared to $64.3 million at December 31, 2008. Tax certificates outstanding grew $16.4 million from $46.7 million at December 31, 2008 to $63.1 million at December 31, 2009. For 2009, RTL had net interest income of $5.5 million compared to $3.3 million for 2008. Provision for loan and lease losses was $0 compared to $56,000 for 2009 and 2008, respectively. Other expense increased $726,000 from $1.5 million for 2008 to $2.2 million for 2009 primarily due to an increase in legal fees as a result of an internal investigation related to the U.S Department of Justice investigation described in “Item 3-Legal Proceedings” of this Report. Net income for 2009 grew $926,000 from $1.2 million for 2008 to $2.1 million for 2009.
On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. At December 31, 2009, total assets of Royal Captive Insurance were $2.7 million compared to $2.6 million at December 31, 2008.
On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank. At December 31, 2009, Royal Preferred LLC had total assets of approximately $21 million.
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

Concentrations, Seasonality
The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate. The Company has seen a deterioration in economic conditions as it pertains to real estate loans. Construction and land, non-residential real estate, and residential loans represent 33%, 27% and 20%, respectively of the $73.7 million in non-accrual loans at December 31, 2009. The business of the Company and its subsidiaries is not seasonal in nature.
Environmental Compliance
The Company and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2009, and are not expected to have a material effect on such expenditures, earnings or competitive position in 2010.
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
A bank holding company located in Pennsylvania, another state, the District of Columbia or a territory or possession of the United States may control one or more banks, bank and trust companies, national banks, interstate banks and, with the prior written approval of the Department, may acquire control of a bank and trust company or a national bank located in Pennsylvania. A Pennsylvania-chartered institution may maintain a bank, branches in any other state, the District of Columbia, or a territory or possession of the United States upon the written approval of the Department.
Federal law also prohibits the acquisition of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank or bank holding company or to vote 25% or more of any class of voting securities of a bank or bank holding company.
Royal Bank and Royal Asian
As previously mentioned under “Regulatory Action”, Royal Bank is operating under the Orders with the FDIC and the Department. The deposits of the Banks are insured by the FDIC. The Banks are subject to supervision, regulation and examination by the Department and by the FDIC. In addition, the Banks are subject to a variety of local, state and federal laws that affect its operation.
The Department and the FDIC routinely examine Pennsylvania state-chartered, non-member banks such as the Banks in areas such as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather than the Company’s shareholders.
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
Under current regulations, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level. Under the Orders as described in

“Regulatory Action” under “Item 1 — Business” of this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. Royal Bank and Royal Asian both meet the capital ratio requirements of a “well-capitalized” institution.
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
Gramm-Leach-Bliley Act of 1999
The Gramm-Leach-Bliley Act of 1999 (“GLBA”), also known as the Financial Services Modernization Act repeals the two anti-affiliation provisions of the Glass-Steagall Act. GLBA establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. It revises and expands the framework of the Holding Company Act to permit a holding company to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
In addition, GLBA provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies; broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries; and adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system.
Privacy provision: GLBA provides an enhanced framework for protecting the privacy of consumer information. The FDIC and other banking regulatory agencies, as required under GLBA, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Among other things, these provisions require banks and other financial institutions to have in place safeguards to ensure the security and confidentiality of customer records and information, to protect against anticipated threats or hazards to the security or integrity of such records, and to protect against unauthorized access to or use of such records that could result in substantial harm or inconvenience to a customer. GLBA also requires financial institutions to provide customers at the outset of the relationship and annually thereafter written disclosures concerning the institution’s privacy policies.
GLBA also expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Pennsylvania permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Banks will be permitted to form subsidiaries to engage in the activities authorized by GLBA to the same extent as a national bank. In order to form a financial subsidiary, either bank must be well-capitalized, and either bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.
To the extent that GLBA permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Banks.
USA Patriot Act of 2001
A major focus of governmental policy in recent years that impacts financial institutions has been combating money laundering and terrorist financing. The Patriot Act broadened anti-money laundering regulations to apply to additional types of financial institutions and strengthened the ability of the U. S. Government to help prevent and prosecute international money laundering and the financing of terrorism. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act requires regulated financial institutions, among other things, to establish an anti-money laundering program that includes training and auditing components, to take additional precautions with non-U.S. owned accounts, and to comply with regulations related to verifying client identification at account opening. The Patriot Act also provides rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Failure of a financial institution to comply with the requirements of the Patriot Act could have serious legal and reputational consequences for the institution. The Company has implemented systems and procedures to meet the requirements of the regulation and will continue to revise and update policies, procedures and necessary controls to reflect changes required by the Patriot Act.
Sarbanes-Oxley Act of 2002
The primary aims of the Sarbanes-Oxley Act of 2002 (“SOX”) was to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX addresses, among other matters, requirements for audit committee membership and responsibilities, requirements of management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, including certification of financial statements and the effectiveness of internal controls by the primary executive officer and primary financial officer; established standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; and expanded the disclosure requirements for our Company insiders; and increased various civil and criminal penalties for fraud and other violations of securities laws.
Emergency Economic Stabilization Act of 2008
The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA was designed to enable the federal government, under terms and conditions developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Asset Relief Program (“TARP”), under which the Secretary of the Treasury was authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.
Under the TARP, the United States Department of Treasury (“Treasury”) authorized a voluntary Capital Purchase Program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. On February 20, 2009, the Company issued to Treasury, 30,407 shares of Series A Preferred Stock and a warrant to purchase 1,104,370 shares of Class A common stock for an aggregate purchase price of $30.4 million under the TARP CPP. (See “Note 14 — Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.) Companies participating in the TARP CPP were required to adopt certain standards relating to executive compensation. The terms of the TARP CPP also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.
American Recovery and Reinvestment Act of 2009
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill included federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure.
Under ARRA, an institution that received funds under TARP, such as the Company, is subject to certain restrictions and standards throughout the period in which any obligation arising under TARP remains outstanding (except for the time during which the federal government holds only warrants to purchase common stock of the issuer). The following summarizes the significant requirements of ARRA and applicable Treasury regulations:

•	Limits on compensation incentives for risks by senior executive officers;

•	A requirement for recovery of any compensation paid based on inaccurate financial information;

•	A prohibition on “golden parachute payments” to specified officers or employees, which term is generally defined as any payment for departure from a company for any reason;

•	A prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

•	A prohibition on bonus, retention award, or incentive compensation to designated employees, except in the form of long-term restricted stock;

•	A requirement that the board of directors adopt a luxury expenditures policy;

•	A requirement that shareholders be permitted a separate nonbinding vote on executive compensation;

•	A requirement that the chief executive officer and the chief financial officer provide a written certification of compliance with the standards, when established, to the SEC.
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
Regulation W
Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Sections 23A and 23B of Federal Reserve Act. The FDIC Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of Royal Bank and Royal Asian. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:
•	To an amount equal to 10% of either Bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	To an amount equal to 20% of either Bank’s capital and surplus, in the case of covered transactions with all affiliates.
In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:
•	A loan or extension of credit to an affiliate;

•	A purchase of, or an investment in, securities issued by an affiliate;

•	A purchase of assets from an affiliate, with some exceptions;

•	The acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	This issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
In addition, under Regulation W:
•	A bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	Covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	With some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.
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
FDIC Insurance Assessments
The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in 2006, resulted in a number of changes to how banks are assessed deposit premiums. Under the new risk-related premium schedule established by the Reform Act, the FDIC assigns each depository institution to one of several supervisory groups based on both capital adequacy and the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution.
The Reform Act merged the former BIF and SAIF into a single Deposit Insurance Fund (“DIF”), increased deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all other accounts (presently limited to $250,000 per account) by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined DIF at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. The required reserve ratio will depend upon the growth of insured deposits at all banks in the U.S., the number and size of any bank failures, and the FDIC’s assessment of the risk in the banking industry at any given time.
On October 14, 2008, the FDIC announced its temporary “Transaction Account Guarantee Program” (“TAGP”) which provides full coverage for non-interest bearing deposit accounts. Royal Bank and Royal Asian are both participating in the program which guarantees all personal and business non-interest bearing checking accounts. This unlimited coverage expires on June 30, 2010. Additionally the FDIC temporarily raised the insurance limit from $100,000 to $250,000 per depositor until December 31, 2013. Participation in the TAGP added an additional eleven basis points to the Company’s total FDIC assessment for 2009 and is expected to add 25 basis points for the first six months of 2010.
On February 27, 2009, the FDIC’s Board of Directors voted to amend the restoration plan for DIF. Failures of FDIC-insured institutions had caused the reserve ratio of DIF to decline from 1.19 percent as of March 30, 2008, to 0.76 percent as of September 30, 2008. Consequently, the 2009 DIF assessment rates reflected an increase of seven to nine basis points and range from $0.07 for those institutions with the least risk, up to $0.775 for every $100 of insured deposits for institutions deemed to have the highest risk. In May 2009, the Board imposed a five basis point emergency special assessment for every $100 of insured deposits on June 30, 2009. The Banks’ emergency special assessment was $601,000 and was collected on September 30, 2009. Additionally, in November 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC insurance premiums payable on December 30, 2009. The FDIC exempted Royal Bank from making this prepayment of approximately $11.8 million. Royal Asian’s prepaid assessment amounted to $557,000.

In addition to deposit insurance, the Banks are also subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. For the first quarter of 2010, the Financing Corporation’s assessment for Royal Bank and Royal Asian, (and all other banks), is an annual rate of $.0106 for each $100 of deposits. The Financing Corporation bonds are expected to be paid off between 2017 and 2019.
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
Congress is currently considering major financial industry legislation, and the federal banking agencies routinely propose new regulations. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business or the business of the Banks in the future.
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
Risks Related to Our Business
Our business may be impacted by the existence of the Orders for Royal Bank and the Federal Reserve Agreement with the Federal Reserve Bank of Philadelphia.
Our success as a business is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the Orders and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the Orders and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending however, our ability to expand into potentially attractive commercial real estate or construction loans at this time would most likely be limited. Our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be potentially impacted and thereby limit liquidity alternatives. The Bank’s ability to pay dividends to the Company, which provides funding for cash dividends to the Company’s shareholders, will be limited as a result of the Orders. Moreover, the Company is prohibited from paying cash dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. Our ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the Orders. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the Orders and the Federal Reserve Agreement.
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
Our non-residential real estate and construction and land development loan portfolio was $418.3 million at December 31, 2009 comprising 61% of total loans. Non-residential real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals. While we believe that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property. As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general. The remaining loans in the portfolio are commercial or industrial loans. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions. Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and nonperforming assets and the reduction of earnings. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.
Further, under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that the Banks may be required to maintain higher levels of capital than it would be otherwise be expected to maintain as a result of the Banks’ commercial real estate loans, which may require the Company to obtain additional capital sooner than it would otherwise seek it, which may reduce shareholder returns.
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
Our current level of nonperforming loans and future growth may require us to raise additional capital but that capital may not be available.
We are required by regulatory authorities to maintain adequate capital levels to support our operations. We anticipate that our current capital will satisfy our regulatory requirements for the foreseeable future. Under the Orders as described in “Regulatory Action” under “Item 1 — Business” of this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. In order to maintain our well-capitalized status and to support future growth we may need to raise capital. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. In addition, on February 20, 2009, we issued 30,407 shares of Fixed Rate Cumulative Preferred Stock, Series A, to the United States Department of Treasury under its TARP Capital Purchase Program, The Series A Preferred Stock issued to Treasury has a liquidation preference of $1,000 per share and contains other provisions, including restrictions on the payment of dividends on common stock and on repurchases of any shares of preferred stock ranking equal to or junior to the Series A Preferred Stock or common stock while the Series A Preferred Stock is outstanding, which provisions may make it more difficult to raise additional capital on favorable terms while the Series A Preferred Stock is outstanding. Therefore, we may be unable to raise additional capital, or to raise capital on terms acceptable to us. If we cannot raise additional capital when required, our ability to further expand operations through both internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional capital, the existing shareholders are subject to dilution.
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
Holders of our Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of the Series A Preferred Stock may have interests different from our common shareholders.
In the event we fail to pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the Treasury will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid. Otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights.

For as long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of the shareholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66 2/3% of the shares of the Series A Preferred Stock outstanding is required for any authorization or issuance of shares ranking senior to the Series A Preferred Stock; any amendments to the rights of the Series A Preferred Stock so as to adversely affect the rights, privileges, or voting power of the Series A Preferred Stock; or initiation and completion of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have the rights, preferences, privileges and voting power of the Series A Preferred Stock.
The holders of our Series A Preferred Stock, including the Treasury, may have different interests from the holders of our common stock, and could vote to block the forgoing transactions, even when considered desirable by, or in the best interests of the holders of our common stock.
Our ability to pay dividends depends primarily on dividends from our banking subsidiary, which are subject to regulatory limits and we are subject to other dividend limitations.
We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of our assets are held by our direct and indirect subsidiaries. Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries. Our two banking subsidiaries, Royal Bank and Royal Asian, are our primary source of dividends. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank and Royal Asian to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2009, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Under the Orders as described in “Regulatory Action” under “Item 1 — Business” of this Report, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.
As a result of our participation in the Treasury’s TARP CPP on February 20, 2009, we are required to receive Treasury’s approval for any increases in the dividend above the amount of the last regular quarterly common stock dividend paid prior to October 14, 2008 ($0.15 per Class A share and $0.1725 per Class B share) and any repurchases of common stock. These restrictions on the payment of dividends and the repurchases of common stock will remain in effect until the earlier date of the third anniversary of the closing date of the preferred shares and the date of the redemption of the preferred shares. In addition, under the terms of the TARP CPP, we are not permitted to declare or pay cash dividends on, or redeem or otherwise acquire, stock that is junior to or on parity with the Series A Preferred Stock issued to Treasury at any time when we have not declared and paid full dividends on the Series A Preferred Stock. We suspended regular quarterly cash dividends on the Series A Preferred Stock in August 2009 and, accordingly, are not permitted at this time to pay dividends on our Class A or Class B Common Stock.
Under the terms of the Federal Reserve Agreement, we are prohibited from paying any dividends on shares of our stock without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.
Failure to pay dividends on our stock could have a material adverse effect on the market price of our Class A Common Stock.
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
The Company has a lower level of “core deposits” and a higher level of wholesale funding relative to our peer institutions.
Over the past several years, the Company has achieved significant growth in our loan portfolio. Because the Company’s deposits have not grown at similar rates, we have had to supplement our funding sources to include the national market (brokered CDs) to attract funds. During an environment when interest rates are rising and the related U.S. Treasury interest rate curve is flattening, the use of this funding source may result in an increase in interest costs disproportionate to loan yields. This could result in reduced net interest income.
Our ability to manage liquidity is always critical in our operation, but more so today given the uncertainty within the capital markets.
We monitor and manage our liquidity position on a regular basis to insure that adequate funds are in place to manage the day to day operations and to cover routine fluctuations in available funds. However, our funding decisions can be influenced by unplanned events. These unplanned events include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. During the first quarter of 2010, the Federal Home Loan Bank of Pittsburgh, notified Royal Bank that they were being placed on an over collateralized delivery requirement of 105%. The FHLB’s decision was based primarily upon the level of Royal Bank’s non-performing assets and net loss. The available amount for future borrowings will be based on the amount of collateral to be pledged. We have a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, we are not certain that those sources of liquid funds will be available in the future when required. As a result, loan growth may be curtailed to maintain adequate liquidity, loans may need to be sold in the secondary market, investments may need to be sold or deposits may need to be raised at above market interest rates to maintain liquidity.
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
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) became law. EESA, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the Troubled Asset Relief Program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until June 30, 2010 and is not covered by deposit insurance premiums paid by the banking industry.
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
We are exposed to downturns in the U. S. housing market. Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of mortgage, consumer, commercial and construction loan portfolios resulting in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult market conditions will improve in the immediate future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:
•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

•	We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

•	Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

•	We may experience a prolonged decrease in dividend income from our investment in Federal Home Loan Bank stock.

•	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

•	The unrealized losses in our investment portfolio may increase or be deemed other than temporary.
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
Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 57% of Class A common stock and 86% of Class B common stock as of February 28, 2010. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Royal Bank has fifteen banking offices, which are located in Pennsylvania and New Jersey.

15th Street Office	Bala Plaza Office (3)	Bridgeport Office (1)
30 South Street	231 St. Asaph’s Road	105 W. 4th Street
Philadelphia, PA 19102	Bala Cynwyd, PA 19004	Bridgeport, PA 19406

Castor Office (1)	Fairmont Office (1)	Grant Avenue Office (1)
6331 Castor Avenue	401 Fairmont Avenue	1650 Grant Avenue
Philadelphia, PA 19149	Philadelphia, PA 19123	Philadelphia, PA 19115

Henderson Road Office	Jenkintown Office (1)	King of Prussia Office (1)
Biedler and Henderson Roads	600 Old York Road	655 West DeKalb Pike
King of Prussia, PA 19406	Jenkintown, PA 19046	King of Prussia, PA 19406

Narberth Office (1)	Narberth Training Center (1)(2)	Phoenixville Office (1)
732 Montgomery Avenue	814 Montgomery Avenue	808 Valley Forge Road
Narberth, PA 19072	Narberth, PA 19072	Phoenixville, PA 19460

Shillington Office	Trooper Office (1)	Turnersville Office
516 East Lancaster Avenue	Trooper and Egypt Roads	3501 Black Horse Pike
Shillington, PA 19607	Trooper, PA 19401	Turnersville, NJ 08012

Villanova Office	Walnut Street Office	Storage Facility (1)
801 East Lancaster Avenue	1230 Walnut Street	3836 Spring Garden Street
Villanova, PA 19085	Philadelphia, PA 19107	Philadelphia, PA 19104

Royal Asian Bank has five offices located in Pennsylvania, New Jersey, and New York.

Cheltenham Office	Flushing	Fort Lee Office
418 Oak Lane	136-52 37th Avenue	1550 Lemoine Avenue
Philadelphia, PA 19126	Flushing, NY 11354	Fort Lee, NJ 07024

Palisades Park	Upper Darby Office
232 Broad Street	7001 West Chester Pike
Palisades Park, NJ 07650	Upper Darby, PA 19082

(1)	Owned

(2)	Used for employee training

(3)	Loan production office
Royal Bank owns eleven of the above properties. The remaining seven properties are leased with expiration dates between 2010 and 2014. During 2009, Royal Bank made aggregate lease payments of approximately $779,000. Royal Asian’s five properties are leased with expiration dates between 2010 and 2017. During 2009, Royal Asian made aggregate lease payments of approximately $441,000. The Company believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for the Banks’ purposes. During the second quarter of 2008, the Company sold the property located at 144 Narberth Avenue, Narberth, PA, for a $2.0 million gain.
ITEM 3. LEGAL PROCEEDINGS
Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position or results of operations of the Company. There are no proceedings pending other than routine litigation incident to the business of the Company.
As described under “Item 1 — Business” of this Report, Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. On March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena seeks certain documents and information relating to an ongoing investigation being conducted by the DOJ. Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are subjects of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A Common Stock commenced trading on the NASDAQ Global Market under the symbol RBPAA. There is no market for the Company’s Class B Common Stock. The Class B shares may not be transferred in any manner except to the holder’s immediate family. Class B shares may be converted to Class A shares at the rate of 1.15 to 1.
The following table shows the range of high and low closing prices for the Company’s stock as reported by NASDAQ.

Closing Prices
2009	High	Low
First Quarter	$4.25	$2.05
Second Quarter	2.65	1.71
Third Quarter	2.10	1.40
Fourth Quarter	1.80	1.05

2008	High	Low
First Quarter	$15.88	$9.14
Second Quarter	15.34	8.87
Third Quarter	9.44	4.81
Fourth Quarter	6.41	3.33
The approximate number of recorded holders of the Company’s Class A and Class B Common Stock, as of March 3, 2010, is shown below:

Title of Class	Number of record holders
Class A Common stock	293
Class B Common stock	142
Dividends
Subject to certain limitations imposed by law or the Company’s articles of incorporation, the Board of Directors of the Company may declare a dividend on shares of Class A or Class B Common Stock.
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
On December 20, 2006, the Board of Directors of the Company declared a 5% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 17, 2007, to shareholders of record on January 3, 2007. The stock dividend resulted in the issuance of 526,825 additional shares of Class A common stock and 100,345 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the Board of Directors and will be dependent on the level of earnings and compliance with regulatory requirements. There were no stock dividends declared in 2009, 2008, and 2007.
Cash Dividends: The Company paid cash dividends in the first two quarters of 2008 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $4.0 million. The Company did not pay cash dividends on its common stock in 2009. In July of 2008, the Company suspended cash dividends on its common stock to preserve capital and maintain liquidity in response to current financial and economic trends. At December 31, 2008, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. The following table sets forth on a quarterly basis dividends paid to holders of each Class A and Class B Common Stock for 2008.

	Cash Dividends Per Share
2008	Class A	Class B
First Quarter	$0.15000	$0.172500
Second Quarter	$0.15000	$0.172500
Third Quarter	$—	$—
Fourth Quarter	$—	$—
Future dividends depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy. Cash necessary to fund dividends available for dividend distributions to the shareholders of the Company must initially come primarily from dividends paid by its direct and indirect subsidiaries, including Royal Bank to the Company. As a result of the Orders as described under “Regulatory Action” in “Item 1 — Business” of this Report, Royal Bank must obtain approval from the FDIC and the Department prior to declaring a cash dividend to the Company. Therefore, the restrictions on Royal Bank’s dividend payments are directly applicable to the Company. Under the Pennsylvania Banking Code of 1965, as amended, Royal Bank places a restriction on the availability of capital surplus for payment of dividends.
Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may pay dividends only if after payment the Company would be able to pay its debts as they become due in the usual course of business and the total assets are greater than the sum of its total liabilities plus the amount that would be needed if the Company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. See “Note 13 — Shareholder’s Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.
As a result of the investment by Treasury under the TARP CPP on February 20, 2009, the Company is required to receive Treasury’s approval for any increases in the dividend above the amount of the last regular quarterly common stock dividend paid prior to October 14, 2008 ($0.15 per Class A share and $0.1725 per Class B share) and any repurchases of common stock. These restrictions on the payment of dividends and the repurchases of common stock by the Company become effective immediately and remain in effect until the earlier date of the third anniversary of the closing date of the preferred shares and the date of the redemption of the preferred shares.
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of December 31, 2009, the Series A Preferred stock dividend in arrears is $774,000 which is comprised of $760,000 in dividends and $14,000 in interest, which have not been recognized in the consolidated financial statements.

COMMON STOCK PERFORMANCE GRAPH
The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2004, (with all dividends reinvested), in each of the following:
•	Royal Bancshares of Pennsylvania, Inc. Class A common stock;

•	The stock of all United States companies trading on the NASDAQ Global Market;

•	Common stock of 2009 Peer Group consists of nineteen banks headquartered in the Mid-Atlantic region, trade on the major exchange and have total assets between $750 million and $1.5 billion.

•	SNL Bank and Thrift Index

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Royal Bancshares of Pennsylvania, Inc.	100.00	91.22	113.52	50.19	15.60	6.09
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank and Thrift	100.00	101.57	118.68	90.50	52.05	51.35
Royal Bancshares Peer Group*	100.00	94.01	104.26	82.19	66.74	59.18

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes in Item 8 of this Report:

Statement of Operations Data	For the years ended December 31,
(In thousands, except share data)	2009	2008	2007	2006	2005
Interest income	$66,043	$72,764	$86,736	$93,006	$76,460
Interest expense	37,439	38,109	48,873	46,372	31,796

Net interest income	28,604	34,655	37,863	46,634	44,664
Provision for loan and lease losses	20,605	21,841	13,026	1,803	1

Net interest income after loan and lease losses	7,999	12,814	24,837	44,831	44,663

Gain on sale of premises & equipment	—	1,991	—	—	—
Gain on sale of premises & equipment related to real estate owned via equity investments	1,817	1,679	1,860	3,036	16,779
Income from bank owned life insurance	1,099	1,233	875	847	845
Service charges and fees	1,419	1,186	1,348	1,404	1,293
Gains on sales related to real estate joint ventures	—	1,092	350	—	—
Income related to real estate owned via equity investments	1,302	965	1,384	3,591	747
Gains on sale of real estate	294	429	1,111	2,129	2,494
Gains on sale of loans	914	190	404	379	508
(Losses) gains on investment securities	1,892	(1,313)	5,358	383	227
Gain from refinance of assets related to real estate owned via equity investments	—	—	—	—	1,892
Other income	578	148	198	202	41

Other income,excluding other-than-temporary impairment losses	9,315	7,600	12,888	11,971	24,826

Total other than-temporary-impairment losses on investment securities	(13,431)	(23,388)	—	—	—
Portion of loss recognized in other comprehensive loss	2,390	—	—	—	—

Net impairment losses recognized in earnings	(11,041)	(23,388)	—	—	—

Total other (loss) income	(1,726)	(15,788)	12,888	11,971	24,826

(Loss) income before other expenses & income taxes	6,273	(2,974)	37,725	56,802	69,489
Non-interest expense
Salaries and benefits	12,235	15,044	12,215	13,451	13,488
Impairment related to real estate owned via equity investments	—	1,500	8,500	—	—
Expenses related to real estate owned via equity investments	907	966	1,590	1,606	262
Impairment related to real estate joint venture	—	—	5,927	—	—
Other	24,514	15,023	11,800	9,595	10,981

Total other expense	37,656	32,533	40,032	24,652	24,731

(Loss) income before tax expense (benefit)	(31,383)	(35,507)	(2,307)	32,150	44,758
Income tax expense (benefit)	474	2,643	(1,568)	10,015	12,637

Net (loss) income	$(31,857)	$(38,150)	$(739)	$22,135	$32,121

Less net income (loss) attributable to noncontrolling interest	1,402	(68)	(1,303)	567	68
Net (loss) income attributable to Royal Bancshares	(33,259)	(38,082)	564	21,568	32,053
Less Series A Preferred stock accumulated dividend and accretion	(1,672)	—	—	—	—
Net (loss) income available to common shareholders	(34,931)	(38,082)	564	21,568	32,053

Basic (loss) earnings per common share (1)	$(2.64)	$(2.86)	$0.04	$1.60	$2.39

Diluted (loss) earnings per common share (1)	$(2.64)	$(2.86)	$0.04	$1.59	$2.37

(1)	Earnings per share has the weighted average number of shares used in the calculation adjusted to reflect a 5% stock dividend in December 2006 and a 2% stock dividend in December 2005.

Balance Sheet Data	For the years ended December 31,
(In thousands)	2009	2008	2007	2006	2005
Total Assets	1,292,726	1,175,586	1,278,475	1,356,311	1,301,019
Total average assets (2)	1,295,126	1,189,518	1,314,361	1,317,688	1,258,137
Loans, net	656,533	671,814	625,193	580,759	539,360
Total deposits	881,755	760,068	770,152	859,457	697,409
Total average deposits	857,742	724,384	869,884	761,267	699,540
Total borrowings (1)	283,601	313,805	339,251	301,203	427,130
Total average borrowings (1)	307,225	307,597	254,757	377,139	350,662
Total shareholders’ equity (3)	101,156	79,687	146,367	163,254	155,508
Total average shareholders’ equity	107,511	131,155	158,695	158,372	145,601
Return on average assets	(2.57%)	(3.20%)	0.04%	1.64%	2.55%
Return on average equity	(30.94%)	(29.04%)	0.36%	13.62%	22.01%
Average equity to average assets	8.30%	11.03%	12.07%	12.10%	11.57%
Dividend payout ratio	0.00%	(10.52%)	2743.40%	66.10%	40.10%

(1)	Includes obligations through VIE equity investments and subordinated debt.

(2)	Includes premises and equipment of VIE.

(3)	Excludes noncontrolling interest.
ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes in Item 8 of this Report.
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
Net Loss/Income: The Company recorded a net loss of $33.3 million in 2009, which amounted to an improvement of $4.8 million from the net loss of $38.1 million recorded in 2008. The reduced net loss was attributed to a modest decrease in the provision for loan and lease losses, a smaller loss in other income and a reduction in income taxes due to the valuation allowance in 2008 which resulted in a non-cash charge of $15.5 million. The lower loss in other income was primarily the result of a reduction in the impairment losses on investment securities year over year. Partially offsetting these positive changes was a decline in net interest income associated with a higher level of non-performing loans throughout 2009 and the lagged re-pricing of the deposits and borrowings that fund earning assets coupled with an increase in other expense. The increase in other expense was comprised mainly of Other Real Estate Owned (“OREO”) impairment charges and expenses, such as taxes and insurance, to maintain the OREO properties and increased FDIC insurance.
Significant matters that impacted earnings in 2009 are as follows:

Impairment losses on investment securities	$11.0 million
Provision for loan and lease losses	$20.6 million
OREO and related expenses	$7.8 million
FDIC assessments	$3.8 million

Other (loss) income recorded a loss of $1.7 million in 2009 which was an improvement of $14.1 million from 2008 due primarily to a reduction of impairment on investment securities. Impairment losses on investment securities of $11.0 million, which declined $12.3 million from the previous year, were related to five trust preferred securities, three corporate bonds, various common stocks, a preferred stock and two private label collateralized mortgage obligations. Impairment losses in 2008 were attributed to the bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman”), the FDIC seizure of Washington Mutual, impairments related to two bank preferred stocks and two collateralized mortgage obligations. Net interest income of $28.6 million declined $6.1 million, or 17.5%, due to the lagged re-pricing of the deposits and borrowings during 2009 associated with longer maturities of these liabilities relative to assets and the higher level of nonperforming loans throughout 2009. The provision for loan and lease losses of $20.6 million in 2009 represented a decrease of $1.2 million from the prior year’s results. Income taxes of $474,000 in 2009 was primarily due to the sale of the BOLI and declined $2.2 million from the prior year resulting from the establishment of the valuation allowance for the deferred tax assets in 2008.
Other expense of $37.7 million in 2009 increased $5.1 million, or 15.7%, due to OREO impairment charges of $4.5 million associated with foreclosed properties, OREO expenses increasing by $3.0 million and increased FDIC and state assessments of $3.1 million due to increased rates for insured deposits. The significant increase in OREO expenses reflected the increased foreclosed properties within OREO that require periodic payments for taxes, insurance, maintenance and other expenses. Partially offsetting these expense increases were reductions in salary primarily due to a one-time contractual payment of $2.1 million in 2008 to the former President and a $1.5 million reduction in impairment losses for real estate owned via equity investment.
Non-performing loans at December 31, 2009 amounted to $73.7 million which amounted to a decline of $12.1 million from year end 2008 while OREO at December 31, 2009 amounted to $30.3 million versus $10.3 million at year end 2008. Basic and diluted losses per common share were both $2.64 for 2009 compared to basic and diluted losses per common share of $2.86 in 2008.
The Company recorded a net loss of $38.1 million in 2008, which amounted to a decrease of $38.6 million from the net income of $564,000 recorded in 2007. The decline year over year was attributed to an increase in the provision for loan and lease losses related to an increase in non-performing loans of $8.8 million, impairment losses on investment securities of $23.4 million, a non-cash charge of $15.5 million related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future, and a decline in net interest income of $3.2 million associated with increased non-performing loans and the negative impact of declining rates on the variable rate segment of the loan portfolio. Partially offsetting these unfavorable charges was a decrease of $8.8 million in other expense, which was attributed to non-recurring real estate joint ventures and real estate owned via equity investment impairment losses recorded in 2007. The $15.5 million deferred tax asset valuation allowance could be reversed going forward and result in the recognition of an income tax benefit to the extent the Company generates adequate income.
For 2007, included in the operating results is a $1.0 million reduction to net income related to the following accounting errors: a $667,000 reduction in net income resulting from an accounting error related to investments in real estate joint ventures, a $417,000 reduction in net income associated with an accounting error related to the consolidation of an investment in real estate owned via an equity investment and an increase in net income of $60,000 related to an error in the accounting for deferred loan costs per ASC Subtopic 20 under ASC Topic 310.
Net Interest Income and Margin: Net interest income is the Company’s primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on assets and liabilities. In turn, these factors are influenced by the pricing and mix of the Company’s interest-earning assets and funding sources. Additionally, net interest income is affected by market and economic conditions, which influence rates on loan and deposit growth.
The Company utilizes the effective yield interest method for recognizing interest income as required by ASC Subtopic 20, “Nonrefundable Fees and Other Costs” (“ASC Subtopic 20”) under FASB ASC Topic 310, “Receivables” (“ASC Topic 310”). ASC Subtopic 20 also guides our accounting for nonrefundable fees and costs associated with lending activities such as discounts, premiums, and loan origination fees. In the case of loan restructurings, if the terms of the new loan resulting from a loan refinancing or restructuring other than a troubled debt restructuring are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks who are not refinancing or restructuring a loan with the Company, the refinanced loan is accounted for as a new loan. This condition is met if the new loan’s effective yield is at least equal to the effective yield for such loans. Any unamortized net fees or costs and any prepayment penalties from the original loan shall be recognized in interest income when the new loan is granted.
Net interest income was $28.6 million in 2009 as compared to $34.7 million in 2008. The decrease in net interest income in 2009 of $6.1 million, or 17.5%, was primarily due to the increased level of non-performing loans, lower yields on performing loans and investments, and an increased level of interest bearing deposits related to increased liquidity, which were partially offset by lower rates paid on brokered and retail certificates of deposit. (See the “Average Balance” table included in this discussion.) Net interest income was $34.7 million in 2008 as compared to $37.9 million in 2007.
For the full year December 31, 2009, total interest income amounted to $66.0 million versus $72.8 million for full year 2008 resulting in a decline of $6.7 million, or 9.2%. The decrease was attributable to a lower yield on average interest earning assets year over year, which was partially offset by a higher level of interest earning assets. Average interest earning assets for 2009 of $1.2 billion increased $94.0 million, or 8.5%, above the level of 2008. Average cash and cash equivalents increased $27.0 million, or doubled, average investment securities increased $28.2 million, or 7.1%, and average total loans increased $38.8 million, or 5.7%. The increased levels of interest bearing deposits and investment securities, which were entirely comprised of government agencies, were mainly due to increased retail deposits and the desire to maintain higher liquidity levels during this weak housing market and economy. The growth in average total loans during 2009 resulted from new business relationships, new advances under existing lines of credit and a lower level of loan payoffs resulting from the weak economy.
The decline in the yield on average interest earning assets also contributed to the decline in interest income year over year (5.53% in 2009 versus 6.61% in 2008). This 108 basis point decline was comprised of a decline of 176 basis points on interest bearing deposits, a decline of 90 basis points on investment securities and a 98 basis point decline in total loans. The decline in the yield on interest bearing deposits year over year was attributed to a continued decline in short term market interest rates throughout most of 2008 that significantly impacted the average yield in 2009. The decline of the yield on investment securities was mainly related to the growth of investment securities and the replacement of sold and called investment securities with lower yielding and lower risk-weighted, government agency securities that resulted in reduced credit risk within the investment portfolio but higher interest rate risk when interest rates rise. The interest income associated with investment securities declined $2.3 million, or 10.1%, as a result of the significantly increased concentration of lower yielding, government agency securities despite the $28.2 million, or 7.1%, increase in average balances. The yield reduction on average total loans resulted from lower market interest rates, which mainly impacted new loans and the continued increase in non-performing loans. Interest income on loans declined by $4.1 million, or 8.2%, which was attributed to lost interest on the increased level of average non-accrual loans, and the impact of lower yielding new loans. At year end 2009, the variable rate portfolio represented approximately 56% of total loans; however the Company was able to mitigate a portion of this negative impact through the utilization of rate floors in many of the commercial loan agreements that exceeded the current prime rate.
At December 31, 2009, non-performing loans to total loans amounted to 10.7% of total loans, whereas the same ratio at December 31, 2008, amounted 12.2%. The total interest income lost as a result of non-performing loans during 2009 amounted to $6.2 million, which amounted to an increase of $1.1 million, or 20.3%, from 2008.
Interest income for 2008 amounted to $72.8 million, which resulted in a decline of $14.0 million, or 16.1%, from the level of $86.7 million in 2007. The change year over year was attributed to an increase in the level of non-performing loans during 2008 and the negative impact on interest income of the decline of interest rates through the fourth quarter of 2007 and throughout 2008, which contributed to a decrease in loan yields of 151 basis points. This decline was partially offset by an increase in the yield on investment securities year over year of 43 basis points due to the reduction in government agency securities during the first half of 2008, which generally have a lower yield relative to the remainder of the investment portfolio.
Interest expense of $37.4 million for the full year 2009 decreased $670,000, or 1.8%, from the level of $38.1 million in 2008. This change resulted from an increase in average interest-bearing liabilities, which was more than offset by a reduction in the interest rates paid on those liabilities. Average interest-bearing liabilities in 2009 amounted to $1.1 billion, which represented an increase of $127.7 million, or 13.1%, from the prior year’s average of $974.8 million.

The majority of the change was attributed to an increase in average interest-bearing deposits of $128.0 million, or 19.2%. This increase was primarily related to new retail certificates of deposit coupled with a very high retention rate of maturing retail certificates of deposit. The new retail certificates of deposit were attributable to a very successful campaign to attract deposits in advance of the disclosure of the Orders to maintain and assure adequate liquidity and to provide the Company with the ability to reduce its concentration of brokered deposits as required under the Orders.
Rates paid on all major liability categories declined year over year with the exception of savings accounts due to the general decline in market rates during 2008, which were attributed to the Federal Reserve’s lowering of the prime rate by 400 basis points. The most significant declines were as follows: certificates of deposits declined by 71 basis points, money market accounts declined by 110 basis points, now accounts declined by 81 basis points, and subordinated debt declined by 116 basis points.
Interest expense of $38.1 million for the year ended December 31, 2008 decreased $10.8 million, or 22%, from the level of 2007 due to an decrease in the average interest-bearing liabilities as well as a decrease in the average rates paid on interest bearing liabilities relative to the previous year. Average interest-bearing liabilities in 2008 declined $81.3 million, or 8%, from the prior year’s average, which was primarily associated with a decline in average interest-bearing deposits which were partially offset by an increase in average borrowings. The net reduction in interest-bearing liabilities reflected a decline in funding needs elated to a corresponding reduction in investment securities.
The net interest margin amounted to 2.39% during the full year 2009 which amounted to a reduction of 76 basis points from the prior year’s level. The decline of 108 basis points in interest-earning assets was primarily due to lower yields on all major interest-earning asset categories due to lower market rates in 2008 and 2009 coupled with a higher level of average non-performing loans in 2009. This was partially offset by average lower rates paid on interest-bearing liabilities of 51 basis points. The reduction of rates paid on interest-bearing liabilities have lagged the decline in interest-earning assets due to the immediate interest rate reduction on prime based loans in 2008 and the shift to lower yielding, cash-flowing government agency investment securities within interest-earning assets while without a corresponding re-pricing of a significant portion of interest bearing liabilities. Many of the higher rate retail certificates of deposit did not mature until the second half of 2009, a significant portion of higher rate brokered deposits and FHLB advances do not mature until 2010. In addition, the Company added slightly higher cost certificates of deposits through a successful retail campaign, mostly within the second quarter of 2009, to maintain liquidity in this current economic environment and in light of the requirement of the Orders to reduce reliance on brokered certificates of deposit.
During 2008 the net interest margin of 3.15% amounted to a modest increase of 4 basis points above the level of 3.11% for 2007. The negative impact of falling interest rates on the variable rate segment of the loan portfolio and the added impact of the increased level of non-performing loans added to the already existing net interest margin compression. However management was able to mitigate this negative effect by shifting the mix of earning assets through redeploying part of the matured and called investment securities into higher yielding loans and not replacing the remainder thereby reducing the overall size of the balance sheet. The shifting of liabilities more towards cost-effective FHLB advances and PNC borrowings and away from maturing higher cost certificates of deposit also contributed to the modest increase in net interest margin. In addition, immediate savings were realized for interest bearing deposits other than time deposits as market interest rates declined during 2008.
Average Balances
The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned and paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

	For the years ended December 31,
	2009			2008			2007
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$51,578	$164	0.32%	$23,788	$495	2.08%	$35,158	$1,896	5.39%
Federal funds	553	1	0.18%	1,323	24	1.81%	2,900	147	5.07%
Investment securities
Held to maturity	—	—	0.00%	56,658	3,241	5.72%	205,686	10,032	4.88%
Available for sale	426,829	20,121	4.71%	341,982	19,141	5.60%	338,620	18,143	5.36%

Total investment securities	426,829	20,121	4.71%	398,640	22,382	5.61%	544,306	28,175	5.18%
Loans & Leases
Commercial demand loans	384,831	18,439	4.79%	395,109	25,270	6.40%	376,002	31,874	8.48%
Real estate secured	294,414	24,285	8.25%	256,124	22,153	8.65%	238,929	22,187	9.29%
Other loans and leases	36,276	3,032	8.36%	25,528	2,440	9.56%	21,681	2,457	11.33%

Total loans	715,521	45,756	6.39%	676,761	49,863	7.37%	636,612	56,518	8.88%

Total interest earnings assets	1,194,481	66,042	5.53%	1,100,512	72,764	6.61%	1,218,976	86,736	7.12%

Non interest earnings assets
Cash & due from banks	11,752			7,552			12,369
Other assets	115,173			106,447			97,649
Allowance for loan loss	(25,061)			(23,301)			(12,405)
Unearned discount	(1,219)			(1,692)			(2,228)

Total non-interest earning assets	100,645			89,006			95,385

Total assets	$1,295,126			$1,189,518			$1,314,361

Liabilities & Shareholders’ Equity
Deposits
Savings	$14,802	$83	0.56%	$15,125	$76	0.50%	$16,461	$85	0.52%
Now	46,046	478	1.04%	48,414	894	1.85%	52,975	1,185	2.24%
Money market	153,146	2,797	1.83%	168,972	4,947	2.93%	199,921	8,486	4.24%
Time deposits	581,202	21,984	3.78%	434,662	19,497	4.49%	531,965	27,384	5.15%

Total interest bearing deposits	795,196	25,342	3.19%	667,173	25,414	3.81%	801,322	37,140	4.63%
Federal funds	—	—	0.00%	—	—	0.00%	—	—	0.00%
Borrowings	271,000	10,717	3.95%	266,284	11,008	4.13%	205,823	9,374	4.55%
Obligation through VIE equity investments	10,451	243	2.33%	15,539	251	1.62%	23,160	623	2.69%
Subordinated debt	25,774	1,136	4.41%	25,774	1,436	5.57%	25,774	1,736	6.74%

Total interest bearing liabilities	1,102,421	37,438	3.40%	974,770	38,109	3.91%	1,056,079	48,873	4.63%

Non interest bearing deposits	62,546			57,211			68,562
Other liabilities	22,648			26,382			31,025

Total liabilities	1,187,615			1,058,363			1,155,666
Shareholders’ equity	107,511			131,155			158,695

Total liabilities and shareholders’ equity	$1,295,126			$1,189,518			$1,314,361

Net interest income		$28,604			$34,655			$37,863

Net interest margin			2.39%			3.15%			3.11%

(1)	Non-accrual loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

(2)	Portions of interest related to obligations through VIE are capitalized on the VIE’s books.

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the years ended December 31, 2009 and 2008, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	2009 versus 2008			2008 versus 2007
	Changes due to:			Changes due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Short term earning assets
Interest bearing deposits in banks	$88	$(419)	$(331)	$(237)	$(1,164)	$(1,401)
Federal funds sold	(1)	(22)	(23)	(28)	(95)	(123)

Total short term earning assets	87	(441)	(354)	(265)	(1,259)	(1,524)

Investments securities
Held to maturity	(3,241)	—	(3,241)	(8,583)	1,790	(6,793)
Available for sale	4,023	(3,043)	980	255	745	1,000

Total Investments securities	782	(3,043)	(2,261)	(8,328)	2,535	(5,793)

Loans
Commercial demand loans	(551)	(4,339)	(4,890)	1,329	(6,984)	(5,655)
Commercial mortgages	1,250	(1,223)	27	634	(2,161)	(1,527)
Residential and home equity loans	(77)	(127)	(204)	(267)	(147)	(414)
Lease receivables	987	(366)	621	459	(380)	79
Real estate tax liens	2,945	(637)	2,308	1,900	7	1,907
Other loans	(15)	(14)	(29)	(26)	(70)	(96)
Loan fees	(1,939)	—	(1,939)	(949)	—	(949)

Total loans	2,600	(6,706)	(4,106)	3,080	(9,735)	(6,655)

Total increase (decrease) in interest income	$3,469	$(10,190)	$(6,721)	$(5,513)	$(8,459)	$(13,972)

Interest expense
Deposits
NOW and money market	$(456)	$(2,109)	$(2,565)	$(1,227)	$(2,603)	$(3,830)
Savings	(2)	9	7	(7)	(2)	(9)
Time deposits	5,871	(3,385)	2,486	(4,633)	(3,254)	(7,887)

Total deposits	5,413	(5,485)	(72)	(5,867)	(5,859)	(11,726)

Borrowings
Borrowings	192	(482)	(290)	2,558	(928)	1,630
Trust preferred	—	(300)	(300)	—	(296)	(296)

Total Borrowings	192	(782)	(590)	2,558	(1,224)	1,334

Total increase (decrease) in interest expense	5,605	(6,267)	(662)	(3,309)	(7,083)	(10,392)

Total increase (decrease) in net interest income	$(2,136)	$(3,923)	$(6,059)	$(2,204)	$(1,376)	$(3,580)

Provision for Possible Loan and Lease Losses
The provision for loan and lease losses was $20.6 million in 2009 compared to $21.8 million in 2008. The provision was comprised of $11.0 million in specific reserves for individual loans that became impaired during 2009. The Company recorded $19.2 million in net charge-offs. The remaining 2009 provision was based on the formula allowance reflecting historical losses, as adjusted by loan category and additional provision related to new loans as well as other qualitative and quantitative factors.
The Company recorded a $21.8 million provision for loan and lease losses in 2008. The Company recognized $12.2 million in net charge-offs in 2008. The 2008 provision included $12.9 million in specific reserves for impaired loans and was impacted by the growth in non-accrual loans and the historical losses with the remaining provision The remaining provision was based on the formula allowance reflecting historical losses, as adjusted by loan category and additional provision related to new loans.
The Company recorded a $13.0 million provision for loan and lease losses in 2007. The provision included $7.8 million in specific provision based on the Company’s calculation of allowance for individual impaired loans during 2007. The remaining 2007 provision of $5.2 million was the formula allowance reflecting historical losses, as adjusted by loan category.
Total Other (Loss) Income
Other (loss) income includes service charges on depositors’ accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and traveler’s checks, and similar activities. In addition, other forms of non-interest income are derived from changes in the cash value of bank owned life insurance (“BOLI”), and income relating to real estate owned via equity investment. Most components of other income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities, other real estate owned, and real estate owned via equity investments. From period to period these sources of income may vary considerably. Service charges on depositors’ accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.
Total other (loss) income amounted to a loss of $1.7 million in the current year which amounted to an improvement of $14.1 million from the loss of $15.8 million in 2008. The change was mainly associated with higher service charges and fees of $233,000, increased income of $337,000 related to real estate owned via equity investment, increased gains of $724,000 on the sale of loans and leases, net gains of $1.9 million on the sales of investment securities versus a loss of $1.3 million in 2008, increased other income of $430,000 and a reduction in net impairment losses on AFS investment securities amounting to $12.3 million. Offsetting these favorable changes was a reduction of gains on the sale of premises ($2.0 million in 2008 versus none in 2009), a decline of $134,000 in BOLI income and gains on the sales related to real estate joint ventures ($1.1 million in 2008 versus none in 2009). The increase in gains on the sale of loans was mainly attributed to SBA loan sales within Royal Asian during the past year. Net impairment losses on AFS investment securities amounted to $11.0 million in 2009, which included five trust preferred securities totaling $3.0 million, various common stocks amounting to $4.3 million, three corporate bonds amounting to $1.4 million, a preferred stock of $1.1 million, two real estate funds totaling $769,000 and two private label CMOs in the amount of $459,000. Refer to “Note 3 — Investment Securities” to the consolidated financial statements for more information on the impairment charges. The decline in BOLI income was due to the sale of approximately $23 million of BOLI insurance in the second half of 2009 to reduce the level of risk-weighted assets on the balance sheet to enhance the risk-based capital ratio of Royal Bank.
Total other (loss) income decreased $28.7 million from income of $12.9 million in 2007 to a loss of $15.8 million in 2008. This decrease was mainly attributed to impairment losses on AFS securities of $23.4 million during 2008, a decrease in gains from the sale of AFS securities of $6.7 million ($1.3 million loss in 2008 compared to a $5.4 million gain in 2007) and a decrease in gains from the sale of other real estate owned of $682,000. These decreases were partially offset by a $2.0 million increase in gains from the sale of premises and a $742,000 increase from gains on sales related to real estate joint ventures. The impairment losses on AFS investment securities amounted to $18.4 millions and were comprised of corporate bonds of Lehman and Washington Mutual, two collateralized mortgage obligations (“CMO”) and preferred stock investments in two financial institutions that were deemed by management to be “other than temporarily impaired” and were written down to zero value. In addition, the Company recorded a $5 million impairment charge on the entire carrying value of a CMO that was pledged as collateral for a swap with Lehman Brothers Special Financing, Inc. (“LBSF”) due to uncertainty surrounding the recovery of the collateral. As a consequence of the bankruptcy filing of Lehman an affiliate of LBSF, the Company sued LBSF to recover possession of its collateral.
Total Other Expense
Total other expense of $37.7 million increased $5.2 million, or 15.7%, in 2009 above the prior year’s results. While management was able to reduce selected expense categories throughout 2009, expense increases primarily associated with FDIC insurance rate increase, OREO costs related to foreclosed properties and legal expense increases associated with non-performing loans more than offset management’s expense reduction initiatives. Employee salaries and benefits of $12.2 million during 2009 declined $2.8 million from the level of 2008 due to a modest reduction in headcount and the temporary elimination of selected benefits within 2009 and the contractual payout to the former Company president in 2008 of $2.1 million. Professional and legal fees of $4.4 million in the current year increased $584,000, or 15.4%, above the previous year due mainly to increased legal fees associated with non-performing loans and an internal investigation related to the U.S Department of Justice investigation described in “Item 3-Legal

Proceedings” of this Report which was partially offset by a decline in professional fees related to reduced consulting and recruiting expense. Occupancy and equipment amounted to $3.4 million, which represented an increase of $521,000, or 18.2%, due primarily to increased rental rates for some of the leased facilities and additional space that was leased for the lending and credit departments at the end of 2008. Impairment of real estate owned via equity investment, which was related to a real estate partnership project to convert apartments into condominiums, amounted to $1.5 million in 2008 due to lower projected operating cash flows. This project experienced significant improvement during the second half of the current year due to increased sales and related cash flows and resulted in no further impairment in 2009. FDIC and state assessments expense of $3.8 million in 2009 increased $3.1 million from the prior year almost entirely due to higher FDIC insurance rates during the past year. Both Royal Bank and Royal Asian Bank were charged higher rates in 2009 consistent with other FDIC insured financial institutions to increase insurance funds, based upon the individual risk profile of each Bank, due to recent and expected future failures of financial institutions.
The OREO impairment charges of $4.5 million reflected a reduction in value of five OREO properties based upon updated appraisals during 2009 while there was no corresponding expense in 2008. OREO and loan collection expense of $3.2 million in 2009 amounted to an increase of $3.0 million year over year and was mainly due to tax payments, insurance, maintenance costs, utilities and other related expenses. During 2009 the level of OREO properties increased by $20.0 million to $30.3 million at year end 2009, which resulted in a significant increase in ongoing costs to maintain the OREO properties. Other operating expense of $3.0 million in 2009 declined $1.8 million, or 37.1%, from the previous year. This expense category is comprised of data processing, postage, telephone, travel and entertainment, advertising, printing and supplies, dues and subscriptions and other miscellaneous expense. The reduction was primarily due to gains associated with the real estate partnership investment of $1.2 million associated with the sales of the converted condominium partnership project previously noted above whereas in 2008 a loss of $254,000 was posted due to much slower sales activity. The Company’s portion of the net gains from the partnership investment is recorded as a reduction to expenses while losses are posted as a charge to expense.
Other expense amounted to $32.5 million in 2008, which represented a decrease of $7.5 million, or 19%, from the level of the previous year. Significant decreases in both impairment of real estate owned via equity investment ($1.5 million in 2008 versus $8.5 million in 2007) due to improved, but continued lower projected operating cash flows and impairment of real estate joint ventures (no impairment in 2008 versus $5.9 million in 2007) for a 55 unit condominium building accounted for a majority of the improvement in expenses year over year. These reductions were partially offset by expense increases associated with salaries and employee benefits mainly related to the contract payout of the former Company president and higher medical benefits expense, professional and legal fees related to non-performing loans and recruiting expense, and other operating expense increases.
Accounting for Income Tax Expense (Benefit)
In 2009, the Company recorded tax expense of $474,000 compared to $2.6 million in 2008. Although the Company recorded a $35.4 million net loss for 2008, the tax expense was the result of the Company establishing a $15.5 million valuation allowance for the deferred tax asset. The Company recorded a $1.6 million tax benefit in 2007. The 2007 tax benefit was the result of the Company recording a $1.0 million loss before income taxes during 2007 and the tax benefit associated with the organization of the Royal Captive Insurance Company during 2007.
As of December 31, 2009 and December 31, 2008, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. As a result, the Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the three month period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009, the Company established an additional valuation allowance of $10.2 million, which was a result of the net operating loss for the year and the portion of the future tax benefit that more likely than not will not be utilized in the future. The additional valuation allowance did not impact the net loss as no tax benefit was recorded during 2009. As of December 31, 2009 the valuation allowance for deferred tax assets totaled $25.7 million, which excludes the $97,000 valuation allowance related to equity securities. The deferred tax asset of $414,000 relates to projected reversals of temporary differences in 2010 that are projected to be carried back to a prior year.
Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the twelve months ended December 31, 2009 and 2008 was 1.5% and 7.5%, respectively. In general our effective tax rate is different from the federal statutory rate of 35% primarily due to the benefits related to certain insurance that is non-taxable, equity investments that provide tax credits, and the establishment of a valuation allowance which was $25.7 million as of December 31, 2009.
Results of Operations by Business Segments
Under FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), management of the Company has identified three reportable operating segments, “Community Banking”, “Tax Liens” and “Equity Investments”; and two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, “RBA Leasing” and “RBA Capital” (“Other” in the segment table in “Note 20 – Segment Information” of the Notes to Consolidated Financial Statements in Item 8 of this Report.)
•	Community Bank segment: At December 31, 2009, the Community Bank segment had total assets of $1.1 billion, an increase of $100.5 million or 10% from $1.0 billion at December 31, 2008. Total deposits grew $121.7 million or 16% from $760.1 million at December 31, 2008 to $881.8 million at December 31, 2009. Net interest income for 2009 was $19.1 million compared to $27.4 million for 2008 representing an $8.3 million, or 30%, decline. The reduction in net interest income was related to the increased level of non-performing loans, lower yields on performing loans and investments and an increased level of interest bearing deposits related to increased liquidity, which were partially offset by lower rates paid on brokered and retail certificates of deposit. The loan loss provision was $18.7 million for 2009 compared to $17.4 million for 2008. For 2009, total other loss was $4.8 million compared to $19.1 million for 2008. This loss is mostly attributed to $4.8 million in impairment charges recorded on the available-for-sale investment portfolio for 2009 compared to $23.4 million for 2008. In 2009 total other expense was $32.9 million, an increase of $7.5 million, or 30%, from $25.4 million in 2008. The increase is mostly associated with FDIC insurance rate increase, OREO costs related to foreclosed properties and legal expense. The net loss for 2009 was $35.9 million compared to a net loss of $37.6 million for 2008.

•	Tax Lien segment: At December 31, 2009, the Tax Lien segment had total assets of $105.0 million compared to $85.0 million at December 31, 2008 representing an increase of $20.1 million, or 24%. Net interest income increased $1.2 million, or 24%, from $4.8 million in 2008 to $6.0 million in 2009. The provision for losses declined from $2.6 million in 2008 to $624,000 in 2009. The 2008 provision was related to a specific reserve for a non-accrual loan with a tax lien portfolio located in Alabama. Total other income was $313,000 in 2009 compared to $560,000 in 2008. Total other income is derived mostly from the gains on sale of OREO property. Total other expense increased $214,000, or 8%, from $2.7 million for 2008 to $2.9 million for 2009. The increase in other total expense was related to legal fees. Net income was $1.0 million in 2009 compared to $85,000 for 2008.

•	Equity Investment segment: At December 31, 2009 the Equity Investment segment had total assets of $8.7 million compared to $17.4 million at December 31, 2008 representing a decline of $8.7 million, or 50%. The decline was primarily related to a significant number of condominium sales in 2009. Net income for 2009 was $179,000 compared to net loss of $351,000 for 2008.

Accounting for Debt and Equity Securities
The Company accounts for investment securities in accordance with FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”). ASC Topic 320 requires investments in securities to be classified in one of three categories; held to maturity, trading or available for sale. Debt securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. All of the Company’s debt and equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of shareholders’ equity and excluded from the determination of net income.
Financial Condition
Total assets increased $117.1 million, or 10.0%, to $1.3 billion at December 31, 2009 from $1.2 billion at year-end 2008.
Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents increased $44.0 million from $14.3 million at December 31, 2008 to $58.3 million at December 31, 2009. The average balance of cash and cash equivalents was approximately $63.9 million for 2009 versus $32.7 million for 2008. The increase during 2009 was primarily related to maintaining strong liquidity during this current economic environment, which resulted in excess cash relative to historical operating requirements for the Company. The majority of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds. The excess cash is invested daily in overnight and federal funds. The average balance of these funds that earn interest was $51.6 million in 2009.
Investment Securities Available for Sale (“AFS”): AFS investment securities represented 36% of average interest earning assets during 2009 and consisted of government secured agency bonds, government secured mortgaged-backed securities, collateralized mortgage obligations (“CMOs”), collateralized debt obligations (“CDOs”), capital trust security issues of regional banks, domestic corporate debt and third party managed equity funds. At December 31, 2009, AFS investment securities were $438.7 million as compared to $350.3 million at December 31, 2008, an increase of $88.4 million. This increase was primarily associated with the increased level of interest bearing deposits during 2009 without a corresponding increase in loans due to the weak economy. As a result, a significant portion of the interest bearing deposits was invested entirely in government agency investment securities. The increase in government agencies was partially offset by a reduction in third party managed equity funds and corporate debt due to sales and impairment associated with these investment securities.
Loans: The Company’s primary earning assets are loans, representing approximately 60% of average earning assets during 2009. The loan portfolio consists primarily of business demand loans and commercial mortgages secured by real estate, real estate tax liens, lease receivables, and to a significantly lesser extent, residential loans comprised of one to four family residential and home equity loans. During 2009, total loans decreased $13.8 million to $686.9 million at December 31, 2009 from $700.7 million at December 31, 2008. The decline was primarily due to transfers to OREO of approximately $29.2 million in non-performing construction and land development, non-residential, and residential real estate loans, loan charge-offs of $19.8 million, which were offset by net loan growth of $35.2 million.
Non-residential real estate, construction loans and land development make up a significant portion of our loan portfolio and represented 61% of total loans at December 31, 2009, which amounted to a decline from 71% of total loans at December 31, 2008. Management believes our current loan loss reserve is adequate to cover losses arising from these loan categories as well as all others within the portfolio. We continue to monitor these loans, with emphasis on construction, land development and non-residential real estate loans, due to the continuing deterioration in market conditions to evaluate the impact these loans will have on our loan loss reserve.
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

Analysis of the Allowance for Loan and Lease Losses:

	For the years ended December 31,
(In thousands)	2009	2008	2007	2006	2005
Total Loans	$686,864	$700,722	$644,475	$602,958	$549,636

Daily average loan balance	$715,521	$676,761	$636,612	$618,591	$510,349

Allowance for loan and lease losses:
Balance at the beginning of the year	$28,908	$19,282	$11,455	$10,276	$12,519
Charge-offs by loan type:
Real Estate – residential	1,361	37	195	631	142
Real Estate — residential-mezzanine	—	2,220	—	—	—
Construction and land development	6,231	3,852	2,408	—	—
Construction and land develop-mezzanine	2,756	1,540	1,579	—	—
Real Estate – non-residential	7,404	1,330	294	5	2,162
Real Estate – non-residential-mezzanine	1,132	1,675	—	—	—
Leases	676	642	286	11	—
Commercial and industrial	258	1,009	704	—	28
Tax certificates	—	22	—	25	1
Other	—	—	—	73	2

Total charge-offs	19,818	12,327	5,466	745	2,335
Recoveries by loan type:
Construction and land development	—	—	34	—	—
Real Estate – residential	190	6	28	100	68
Real Estate – non-residential	431	—	4	14	7
Commercial and industrial	15	106	201	2	12
Other	—	—	—	5	4

Total recoveries	636	112	267	121	91

Net loan (charge-offs) recoveries	(19,182)	(12,215)	(5,199)	(624)	(2,244)
Provision for loan and lease losses	20,605	21,841	13,026	1,803	1

Balance at end of year	$30,331	$28,908	$19,282	$11,455	$10,276

Net (charge-offs) recoveries to average loans	(2.68%)	(1.80%)	(0.82%)	(0.10%)	(0.44%)

Allowance to total loans at year-end	4.42%	4.13%	2.99%	1.90%	1.87%

Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		outstanding		outstanding		outstanding		outstanding		outstanding
		loans in each		loans in each		loans in each		loans in each		loans in each
	Reserve	category to	Reserve	category to	Reserve	category to	Reserve	category to	Reserve	category to
(In thousands, except percentages)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Commercial and industrial	$6,542	15.1%	$2,403	12.3%	$2,124	12.0%	$559	7.0%	$494	5.0%
Construction	4,713	7.6%	11,548	23.8%	7,674	14.4%	4,117	29.0%	3,230	31.0%
Land development (1)	3,182	9.7%	2,359	10.6%	—	12.2%	—	0.0%	—	0.0%
Construction and land development - mezzanine	—	0.0%	1,415	0.3%	2,493	1.0%	409	1.0%	167	1.0%
Real Estate — residential	2,762	7.1%	747	3.9%	1,014	6.5%	845	7.0%	925	8.0%
Real Estate — residential — mezzanine	1,000	0.4%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Real Estate — non-residential	9,824	40.3%	5,172	33.4%	4,746	40.5%	4,941	46.0%	4,758	41.0%
Real Estate — non-residential - mezzanine	—	0.0%	1,188	0.6%	204	1.4%	224	1.0%	374	1.0%
Real Estate — multi-family	215	3.2%	133	2.0%	59	1.1%	36	1.0%	145	4.0%
Real Estate — multi-family — mezzanine	—	0.0%	—	0.0%	6	0.5%	20	1.0%	132	1.0%
Tax certificates	290	10.6%	2,735	9.1%	185	7.1%	—	5.0%	—	6.0%
Lease financing	1,757	5.7%	1,183	3.7%	763	3.1%	293	2.0%	75	1.0%
Other	25	0.3%	15	0.2%	14	0.2%	11	0.0%	41	1.0%
Unallocated	21	0.0%	10	0.0%	—	0.0%	—	0.0%	(65)	0.0%

Total	$30,331	100.0%	$28,908	100.0%	$19,282	100.0%	$11,455	100.0%	$10,276	100.0%

(1)	Beginning in 2008, the Company began segregating land development loans from the rest of the loan portfolio.
The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and the Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $20.6 million in 2009 compared to $21.8 million in 2008. The 2009 provision was the result of $11.0 million in required specific reserves based on the Company’s impairment analysis in accordance with ASC Topic 310 and net charge-offs of $19.2 million recorded in 2009. The remaining 2009 provision was based on the formula allowance reflecting historical losses, as adjusted by loan category and additional provision related to new loans. The historical loss calculation of the formula component of the allowance for loan and lease losses has been specifically impacted by the recent charge-off history of the Company. The deteriorating real estate market that continued from 2008 into 2009 has negatively impacted construction and real estate loans throughout the banking industry. This weak sales market has affected land development, construction and mezzanine loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses. Construction and land loans, non-residential and residential real estate loans represent 33%, 27% and 20%, respectively of the $73.7 million in non-accrual loans at December 31, 2009. Total charge-offs recorded in 2009 related to construction and land development loans and non-residential real estate loans were $17.5 million, or 88%, of total charge-offs in 2009.
The provision for loan and lease losses was $21.8 million in 2008 compared to $13.0 million in 2007. The increase in the provision was the result of an $8.3 million increase in the specific reserve based on the Company’s impairment analysis. The increase in the provision for loan and lease losses during 2008 is a reflection of the deteriorating real estate market that continued from 2007 into 2008. It has caused housing sales to slow and has negatively impacted construction loans throughout the banking industry. This weak sales market has affected land development, construction and mezzanine loans of the Company. Consequently, non-accrual loans increased $60.4 million from $25.4 million at December 31, 2007 to $85.8 million at December 31, 2008. Construction, commercial and non-residential real estate loans represented 64%, 14% and 11%, of the total December 31, 2008 non-accrual loans, respectively. The downturn in the real estate market is also reflected in the charge-offs of construction and land development loans and construction and land development mezzanine loans. These two loan categories represented $6.5 million, or 53%, of total charge-offs in 2008.
The provision for loan and lease losses was $13.0 million in 2007. During 2007 the Company recorded $7.8 million in specific reserves based on the Company’s calculation of potential losses in individual impaired loans. The remaining 2007 provision of $5.2 million was the formula allowance reflecting historical losses, as adjusted by credit category. The 2007 provision for loan and lease losses reflected the impact of deteriorating economic conditions as it pertained to real estate related loans. Non-accrual loans were $25.4 million at December 31, 2007.

Construction loans and non-residential real estate loans represented 69% and 25% of the total December 31, 2007 non-accrual loans, respectively. The downturn in the real estate market was also reflected in the charge-offs of construction and land development loans and construction and land development mezzanine loans. These two loan categories represented $4.0 million, or 73%, of total charge-offs in 2007.
Management believes that the allowance for loan and lease loss at December 31, 2009 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination. During 2009, there were changes in assumptions that affected the allowance. These changes included increasing the risk factors as a result of deteriorating economic conditions on both a local and national level as it pertains to construction and land development loans, non-residential real estate loans and single family residential loans. The Company also increased the risk factors associated with the rise in the trends in delinquencies of both construction and real estate loans.
Deposits: The Company’s deposits are an important source of funding. Total deposits of $881.8 million at December 31, 2009 increased $121.7 million, or 16.0%, from $760.1 million at December 31, 2008. The increase occurred in time deposit accounts, money market accounts and demand deposits, which were modestly offset by a decline in brokered deposits. Time deposit accounts of $382.2 million at December 31, 2009 increased $100.2 million, or 36%, from $282.0 million at December 31, 2008 to due to a successful marketing campaign in the second quarter to enhance liquidity and provide the future opportunity to pay down maturing brokered deposits and FHLB advances. Money market accounts of $168.9 million increased $23.5 million, or 16%, mainly due to the increased desire of customers to shift money to liquid accounts in the event of rising interest rates in the near future. Demand deposits increased $12.3 million, or 24%, which was primarily due to increased small business lending. Brokered deposits of $206.9 million at December 31, 2009 declined $11.3 million, or 5%, from year end 2008 as the Company paid off all maturing brokered deposits during the second half of 2009 as required under the Orders.
FHLB Borrowings: Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Total FHLB borrowings, which include $22.0 million in overnight borrowings, declined from $230.6 million at year end 2008 to $209.5 million at December 31, 2009 due to pay downs of maturing advances. Short term borrowings amounted to $114.5 million at December 31, 2009 versus $37.0 million at December 31, 2008 while long term advances for the periods ending December 31, 2009 and 2008 were $95.0 million and $193.6 million, respectively. The shift in the long term advances to short term borrowings mostly reflected the term of the maturities at year end 2009 versus 2008.
Other Borrowings: During 2004, the Company completed a private placement of trust preferred securities in the aggregate amount of $25.0 million for a term of 30 years with a call feature of 5 years. These securities were eligible to be called in October 2009 by the Company. The maturity date of these securities is October 2034. On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of December 31, 2009 the trust preferred interest payment in arrears was $529,000 and has been recorded in interest expense and accrued interest payable.
During 2006, the Company entered into a borrowing relationship with PNC Bank in the amount of $5.6 million, which amounted to $4.7 million at December 31, 2009, due to monthly payments. During 2008, the Company increased the borrowings outstanding with PNC by $40.0 million. These repurchase agreements are callable between 2011 and 2013 and have a final maturity date of January 7, 2018. In addition, the Company consolidated into its statement of condition $3.7 million of debt related to a real estate equity investment of which none is guaranteed by the Company.

Other Liabilities: At December 31, 2009, other liabilities of $16.9 million increased $2.9 million from December 31, 2008. This was principally due to an increase of $1.3 million related to unfunded pension plan obligations and increased accruals of $1.2 million for unpaid expenses, mainly FDIC insurance.
Shareholders’ Equity: Shareholders’ equity increased $21.5 million, or 27%, in 2009 to $101.2 million primarily due to the Company receiving on February 20, 2009, approximately $30.4 million via the issuance of preferred stock under the Treasury’s TARP CPP program and a reduction in accumulated other comprehensive loss of $24.5 million, which was partially offset by net losses of $33.3 million. The significant reduction in accumulated other comprehensive loss occurred mainly in the second half of 2009 due to improvements in valuations in both the bond and stock markets that positively impacted the investment portfolio.
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
The Company generally targets liquidity ratios equal to or greater than 12% and 10% of total deposits and total liabilities, respectively, effective in 2009. The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities. At December 31, 2009, liquidity as a percent of deposits was 33% and liquidity as a percent of total liabilities was 24%. For the years ended December 31, 2008 and 2007, the liquidity was measured against the combined total of net deposits and short-term liabilities and the liquidity ratio amounted to 27% and 38%, respectively. Management believes that the Company’s liquidity position continues to be adequate and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.
Our funding decisions can be influenced by unplanned events, which include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. In 2010, FHLB notified Royal Bank that they were being placed on overcollateralization status with a 105% pledged collateral requirement. The available amount for future borrowings will be based on the amount of collateral to be pledged. We have a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, events could arise that may render sources of liquid funds unavailable in the future when required. During the second quarter of 2009, the Company established a liquidity committee that meets monthly to increase the oversight role of liquidity management during this recessionary economy.

Contractual Obligations and Other Commitments: The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2009.

	For the year ended December 31, 2009
		Less than one	One to three	Four to five	More than five
(In thousands)	Total	year	years	years	years
FHLB advances	$209,501	$114,500	$45,001	$50,000	$—
Operating leases	3,315	1,088	1,494	616	117
PNC Bank	44,674	—	—	—	44,674
Benefit obligations	8,672	510	1,208	1,324	5,630
Commitments to extend credit	1,630	1,630	—	—	—
Standby letters of credit	3,477	3,477	—	—	—
Subordinated debt	25,774	—	—	—	25,774
Non-interest bearing deposits	63,168	63,168	—	—	—
Interest bearing deposits	229,477	94,916	134,561	—	—
Time deposits	589,110	392,219	181,564	9,879	5,448

Total	$1,178,798	$671,508	$363,828	$61,819	$81,643

Interest-Rate Sensitivity: Interest rate sensitivity is a function of the repricing characteristics of the financial institution’s assets and liabilities. These include the volume of assets and liabilities repricing, the timing of repricing, and the relative levels of repricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The interest rate sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment. Ideally, the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk.
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
The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2009, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2009, the Company is in a slightly asset sensitive position of $2.4 million, which indicates that within one year the repricing of assets is slightly sooner than the repricing of liabilities.
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

As a consequence of the 2008 third quarter Lehman bankruptcy filing, the swap agreements and cash flow hedge that existed at the end of the 2008 second quarter were terminated. The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral. The Company intends to continue to vigorously pursue return of the collateral pledged in connection with the interest rate swap. Because of the uncertainty surrounding the litigation and the bankruptcy of Lehman, the Company classified the collateral as other-than-temporarily impaired as of December 31, 2008.
Interest Rate Sensitivity
(In millions)

	For the year ended December 31, 2009
		91 – 365	One to five	Over five	Non-rate
(In millions)	0 – 90 days	days	years	years	sensitive	Total

Assets (1)
Interest-bearing deposits in banks	$33.0	$—	$—	$—	$25.3	$58.3
Federal funds sold	—	—	—	—	—	—
Investment securities	70.4	65.8	197.2	105.5	(0.2)	438.7
Loans: (2)
Fixed rate	23.2	64.4	173.0	29.2	—	289.8
Variable rate	299.3	65.4	34.6	—	(30.3)	369.0

Total loans	322.5	129.8	207.6	29.2	(30.3)	658.8
Other assets (3)	—	19.3	—	—	117.6	136.9

Total Assets	$425.9	$214.9	$404.8	$134.7	$112.4	$1,292.7

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$63.2	$63.2
Interest bearing deposits	19.7	75.2	134.6	—	—	229.5
Certificate of deposits	89.8	302.4	191.4	5.5	—	589.1

Total deposits	109.5	377.6	326.0	5.5	63.2	881.8
Borrowings (1)	54.0	97.3	128.7	—	3.7	283.7
Other liabilities	—	—	—	—	22.9	22.9
Capital	—	—	—	—	104.3	104.3

Total liabilities & capital	$163.5	$474.9	$454.7	$5.5	$194.1	$1,292.7

Net interest rate GAP	$262.4	$(260.0)	$(49.9)	$129.2	$(81.7)

Cumulative interest rate GAP	$262.4	$2.4	$(47.5)	$81.7

GAP to total assets	20%	(20%)

GAP to total equity	252%	(249%)

Cumulative GAP to total assets	20%	0%

Cumulative GAP to total equity	252%	2%

(1)	Interest earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	Reflects principal maturing within the specified periods for fixed and repricing for variable rate loans; includes non-performing loans.

(3)	Includes FHLB stock.
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
Capital Adequacy
The table below sets forth the Company’s and the Banks’ capital ratios and the Company’s performance ratios:

	For the years ended December 31,
	2009	2008	2007
Company
Leverage ratio	9.8%	10.3%	13.6%
Risk based capital ratio:
Tier 1	14.2%	11.8%	17.0%
Total	15.5%	13.0%	18.3%

Royal Bank
Leverage ratio	8.1%	7.8%	10.2%
Risk based capital ratio:
Tier 1	12.1%	9.0%	13.2%
Total	13.4%	10.3%	14.5%

Royal Asian
Leverage ratio	12.5%	14.0%	15.7%
Risk based capital ratio:
Tier 1	15.7%	17.4%	20.2%
Total	17.0%	18.7%	21.5%

Capital performance
Return on average assets	(2.57%)	(3.20%)	0.04%
Return on average equity	(30.94%)	(29.04%)	0.36%
The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2009, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. At December 31, 2009, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At December 31, 2009, both Royal Bank and Royal Asian met the criteria for a well capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%. Under the Orders as described in “Regulatory Action” under “Item 1 – Business” in this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. Royal Bank met those requirements at December 31, 2009. See “Note 14 – Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements in Item 8 of this Report.
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
Management Options to Purchase Securities
The 2007 Long-Term Incentive Plan was approved by Shareholders at the May 16, 2007 Annual Meeting. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of December 31, 2009, 191,072 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.
In May 2001, the directors of the Company approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the “Plan”). The shareholders in connection with the formation of the Holding Company re-approved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,800,000 shares of the Company’s Class A common stock (but not in excess of 19% of outstanding shares). In May 2006, the shareholders approved an increase of the number of shares of Class A Common Stock available for issuance under the Plan by 150,000 to 1,800,000 and extended the plan for an additional year At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. At December 31, 2009, 401,626 of the options that have been granted are outstanding, which are exercisable at 20% per year. At December 31, 2009, options covering 357,737 shares were exercisable. The ability to grant new options under this plan has expired.
In May 2001, the directors of the Company approved an amended non-qualified Outside Directors’ Stock Option Plan. The shareholders in connection with the formation of the Holding Company re-approved this Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which is exercisable one year from the grant date. The options are granted at the fair market value at the date of the grant. At December 31, 2009, 90,197 of the options that have been granted are outstanding, and all are exercisable. The ability to grant new options under this plan has expired.
Loans
The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
(Dollars in thousands)	2009		2008		2007		2006		2005
Commercial and industrial	$104,063	15.1%	$86,278	12.3%	$77,856	12.1%	$43,019	7.2%	$30,075	5.5%
Construction	52,196	7.6%	167,204	23.8%	92,779	14.4%	172,745	29.1%	173,757	31.5%
Construction and land development - mezzanine	—	0.0%	2,421	0.3%	6,443	1.0%	5,177	0.9%	3,345	0.6%
Land development (1)	66,878	9.7%	74,168	10.6%	78,874	12.2%	—	0.0%	—	0.0%
Real Estate — residential	48,498	7.1%	27,480	3.9%	42,286	6.5%	43,338	7.3%	41,900	7.6%
Real Estate — non-residential	277,234	40.3%	234,573	33.4%	261,350	40.5%	268,162	45.2%	228,222	41.4%
Real Estate — non-residential - mezzanine	—	0.0%	4,111	0.6%	8,749	1.4%	8,283	1.4%	7,477	1.4%
Real Estate — multi-family	22,017	3.2%	14,059	2.0%	6,887	1.1%	3,953	0.7%	22,158	4.0%
Real Estate — residential — mezzanine	2,480	0.4%	335	0.0%	3,504	0.5%	2,129	0.4%	2,646	0.5%
Tax certificates	73,106	10.6%	64,168	9.1%	46,090	7.1%	32,235	5.4%	35,548	6.4%
Lease financing	39,097	5.7%	26,123	3.7%	19,778	3.1%	13,404	2.3%	2,623	0.5%
Other	2,173	0.3%	1,243	0.2%	1,424	0.2%	1,333	0.2%	3,868	0.7%

Total gross loans	$687,742	100%	$702,163	100%	$646,020	100%	$593,778	100%	$551,619	100%
Unearned income	(878)		(1,441)		(1,545)		(1,564)		(1,983)

	$686,864		$700,722		$644,475		$592,214		$549,636
Allowance for loan loss	(30,331)		(28,908)		(19,282)		(11,455)		(10,276)

Total net loans	$656,533		$671,814		$625,193		$580,759		$539,360

(1)	Land development balances were segregated only from construction and land development for 2009, 2008, and 2007.
Credit Quality
The following table presents the principal amounts of non-accrual loans and other real estate:

	For the years ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans (1)	$73,679	$85,830	$25,401	$6,748	$4,371
Other real estate owned	30,317	10,346	1,048	924	3,834

Total non-performing assets	$103,996	$96,176	$26,449	$7,672	$8,205

Non-performing assets to total assets	8.04%	8.18%	2.07%	0.57%	0.63%

Non-performing loans to total loans	10.73%	12.25%	3.94%	1.14%	0.79%

Allowance for loan loss to non-accrual loans	41.17%	33.68%	75.91%	169.75%	235.09%

Total Loans	686,864	700,722	644,475
Total Assets	1,292,726	1,175,586	1,278,475
Allowance for loan and lease losses	30,331	28,908	19,282

ALL / Loans & Leases (MD & A)	4.42%	4.13%	2.99%

(1)	Generally, a loan is placed in non-accrual status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

Non-accrual loan activity for each of the four quarters in 2009 is set forth below:

		1st Quarter Actvity
			Payments and
	Balance at		other		Transfer to	Balance at
(In thousands)	December 31, 2008	Additions	decreases	Charge-offs	OREO	March 31, 2009
Construction	$41,485	$4,966	$(14,120)	$—	$—	$32,331
Land development	11,044	4,442	(807)	(913)	(7,301)	6,465
Construction & land development - mezzanine	2,421	—	—	—	—	2,421
Real Estate-Non-Residential	6,324	2,244	—	(1,035)	(1,930)	5,603
Real Estate-Non-Residential - mezzanine	3,612	—	—	(1,132)	—	2,480
Commercial & Industrial	12,145	1,530	(412)	(15)	—	13,248
Residential real estate	1,472	210	(7)	—	—	1,675
Leasing	711	—	(33)	(153)	—	525
Tax certificates	6,616	—	(95)	(1,221)	—	5,300

Total	$85,830	$13,392	$(15,474)	$(4,469)	$(9,231)	$70,048

		2nd Quarter Actvity
			Payments and
	Balance at		other		Transfer to	Balance at
(In thousands)	March 31, 2009	Additions	decreases	Charge-offs	OREO	June 30, 2009
Construction	$32,331	$179	$(1,509)	$(4,357)	$(7,551)	$19,093
Land development	6,465	9,882	(1,471)	(426)	(402)	14,048
Construction & land development - mezzanine	2,421	335	—	(298)	—	2,458
Real Estate-Non-Residential	5,603	12,986	(2,355)	(228)	—	16,006
Real Estate-Non-Residential - mezzanine	2,480	498	—	—	—	2,978
Commercial & Industrial	13,248	9,706	(273)	(239)	—	22,442
Residential real estate	1,675	1,244	(143)	(153)	—	2,623
Residential real estate — mezzanine	—	—	—	—	—	—
Leasing	525	381	—	(157)	—	749
Tax certificates	5,300	11	(94)	(11)	—	5,206

Total	$70,048	$35,222	$(5,845)	$(5,869)	$(7,953)	$85,603

		3rd Quarter Actvity
			Payments and
	Balance at		other			Transfer to	Balance at
(In thousands)	June 30, 2009	Additions	decreases	Reclassed	Charge-offs	OREO	September 30, 2009
Construction	$19,093	$11,496	$(2,480)	$(5,955)	$(1,444)	$(76)	$20,634
Land development	14,048	—	(1,483)	—	(380)	—	12,185
Construction & land development - mezzanine	2,458	—	—	2,480	(2,123)	—	2,815
Real Estate-Non-Residential	16,006	1,990	(2,509)	—	(727)	(644)	14,116
Real Estate-Non-Residential - mezzanine	2,978	—	—	(2,480)	(498)	—	—
Commercial & Industrial	22,442	76	(487)	—	—	—	22,031
Residential real estate	2,623	15	(231)	5,955	—	—	8,362
Leasing	749	336	—	—	(157)	—	928
Tax certificates	5,206	—	(454)	—	(1,827)	—	2,925

Total	$85,603	$13,913	$(7,644)	$—	$(7,156)	$(720)	$83,996

		4th Quarter Actvity
			Payments and
	Balance at		other			Transfer to	Balance at
(In thousands)	September 30, 2009	Additions	decreases	Reclassed	Charge-offs	OREO	December 31, 2009
Construction	$20,634	$3,570	$(575)	$(4,901)	$(50)	$(362)	$18,316
Land development	12,185	—	(792)	—	—	(5,485)	5,908
Construction & land development — mezzanine	2,815	—	—	(2,480)	(335)	—	—
Real Estate-Non-Residential	14,116	2,508	(395)	3,871	(516)	—	19,584
Real Estate-Non-Residential — mezzanine	—	—	—	—	—	—	—
Commercial & Industrial	22,031	55	(10,578)	276	(5)	—	11,779
Residential real estate	8,362	9,763	(1,122)	754	(1,208)	(4,104)	12,445
Residential real estate — mezzanine	—	—	—	2,480	—	—	2,480
Leasing	928	—	(77)	—	(224)	—	627
Consumer	—	—	—	—	—	—	—
Tax certificates	2,925	—	(385)	—	—	—	2,540

Total	$83,996	$15,896	$(13,924)	$—	$(2,338)	$(9,951)	$73,679

At December 31, 2009 non-accrual and impaired loans was $73.7 million compared to $85.8 million at December 31, 2008. The $12.1 million decline in non-accrual loans was the result of a $42.9 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual, $27.8 million transferred to other real estate owned, and $19.8 million in charge-offs which collectively were offset by $78.4 million in additions. The largest increases in non-accrual loans (after reclassifications) occurred in non-residential and residential real estate, which amounted to $8.3 million and 4.3 million, respectively. The largest declines in non-accrual loans (after reclassifications) occurred in construction and land development loans and tax certificates, which amounted to $19.9 million and $4.1 million, respectively.
The following is a detail listing of the significant additions to non-accrual loans during 2009:
First Quarter 2009 new non-accrual loans:
•	A $2.5 million loan, in which the bank is a participant, became non-accrual during the first quarter of 2009. The loan is collateralized by a first lien Deed of Trust on two parcels comprising 141.59 acres in Highland, Howard County, Maryland. The land was purchased in August, 2005. The original plan was to build 37 single family lots averaging over 3 acres each under contract with a national builder to take down these lots over a minimum of two years. The contract with the builder has been amended five times. To date, there have been only five lots taken down. The loan has been declared in default and judgment confessed. A foreclosure action was commenced. During the first quarter of 2009, an impairment analysis was performed in accordance with ASC Topic 310 and the loan was deemed impaired. As a result, a charge-off was recorded in the amount of $913,000. During the second quarter of 2009, the lead bank negotiated the sale of the loan which was scheduled to close in the third quarter. Accordingly the loan has been transferred to loans and leases held for sale. An additional charge-off of $416,000 was recorded in the second quarter of 2009 which was based on the expected proceeds from the sale of the loan. The sale of the loan was delayed due to the Office of Thrift Supervision and the FDIC closing the lead bank in late August. The sale of the loan was finally completed in the first quarter of 2010.

•	Two loans in the aggregate amount of $4.8 million for a construction project in Minneapolis, Minnesota, to renovate a historic building into a luxury hotel and to construct 86 residential condominiums connected to the hotel became non-accrual during the first quarter of 2009. The two loans are under a forbearance agreement. These loans are loan participations in larger loans in the aggregate of $60.3 million. The hotel is fully operational and the construction of the condominiums is complete. As of the date of this filing, approximately 22% percent of the condominiums have been sold. An impairment analysis performed in accordance with ASC Topic 310 indicated impairment. Consequently, the Company established a specific reserve of $221,000 for these loans.

•	A $1.9 million loan for a fully leased 100,000 square foot industrial building and 1.5 acre parcel of land located in New Morgan, Pennsylvania became non-accrual in the first quarter of 2009. The loan was paid in full during the second quarter of 2009.

•	One loan of RBA Capital in the amount of $1.5 million was related to one borrower extending loans to third-party buyers of single family residences in need of rehab work. During the first quarter of 2009, the borrower failed to meet certain loan covenants and terms and the loan was classified as impaired. RBA Capital has taken over management of this portfolio and is in the process of working out the underlying assets in the portfolio. The independent valuations showed a portfolio value of over $2.0 million and the expectation is that all of the principal and expenses will be recovered.
Second Quarter 2009 new non-accrual loans:
•	A $9.2 million commercial participation loan became non-accrual during the second quarter of 2009. The borrower is located in Fort Lauderdale, Florida and the loan is secured by aircraft. Current appraisals of the aircraft indicated additional impairment in accordance with ASC Topic 310. As a result in the fourth quarter of 2009, the Company increased the valuation allowance $2.9 million to $4.0 million for this loan. The outstanding loan balance at December 31, 2009 was $9.0 million.

•	A $1.1 million loan on 5 condominium units located in Philadelphia, Pennsylvania became non-accrual in the second quarter of 2009. The loan was declared in default and judgment confessed. During the fourth quarter of 2009, the Company foreclosed on the collateral for this loan. It was transferred to OREO at cost or $1.0 million.

•	A $5.3 million loan on a commercial building located in Conshohocken, Pennsylvania became non-accrual in the second quarter of 2009. The loan is secured by a first mortgage on the property with assignment of rents and leases and a $1.0 million life insurance policy on the guarantor. The building is currently 100% leased. The Company is currently working with the borrower to bring the loan current. A current appraisal indicated impairment in accordance with ASC Topic 310. Consequently, the Company established a specific reserve of $1.2 million for this loan. As of December 31, 2009, the outstanding loan balance was $5.1 million.

•	A $1.9 million loan for a commercial building became non-accrual in the second quarter of 2009. The loan is secured by a second mortgage with assignment of rents on a property located in Wayne, New Jersey. The current appraisal and occupancy rate indicated impairment in accordance with ASC Topic 310. As a result, the Company established a valuation allowance of $544,000 for this loan. The loan has been declared in default and has been referred for foreclosure.

•	A $5.8 million land development loan comprised of a $5.5 million loan and a $335,000 mezzanine loan became non-accrual in the second quarter of 2009. The loan is secured by a first mortgage on vacant land in Brigantine, New Jersey. The site is approved for nine single family lots. The borrower is awaiting final approval to change the use to a 42-unit hotel condominium development. The Company declared the loan in default and confessed judgment. In the fourth quarter of 2009, the Company foreclosed on the collateral for the loan. The Company charged-off the $335,000 mezzanine loan and transferred $5.5 million to OREO.

•	A $1.2 million loan for a hotel became non-accrual in the second quarter of 2009. The loan is secured by first mortgages on a 12-unit hotel and a commercial building in Philadelphia, Pennsylvania. In July, the borrower brought the loan current and agreed to list the property for sale.

•	A $3.5 million loan for a commercial building became non-accrual in the second quarter of 2009. The loan is secured by a first mortgage on a commercial building located in Jamaica, New York and a $500,000 life insurance policy on the guarantor. The loan has been declared in default and foreclosure commenced. As of December 31, 2009, the outstanding loan balance was $3.3 million.

•	A $4.6 million land development participation loan, comprised of a $4.1 million loan and a $498,000 mezzanine loan, became non-accrual in the second quarter of 2009. The project is a 114-unit townhouse development located in Millville, Delaware. Current appraisals did not indicate impairment in accordance with ASC Topic 310. In the third quarter, the Company charged-off the mezzanine loan. At December 31, 2009 the balance of the loan was $3.2 million.

Third Quarter 2009 new non-accrual loans:
•	A $3.5 million construction project in Malvern, Pennsylvania, in which the Company is a participant, became non-accrual during the third quarter of 2009. The aggregate loan balance at December 31, 2009 was approximately $69.4 million. The loan provides financing of a 1.9MM sq. ft mixed use development project. There is substantial pre-leasing of the project. However, plans for vertical take-out construction financing have not materialized, the loan has matured and a satisfactory extension has not been agreed upon. The loan has been declared in default and the lead bank is working with the borrower on a forbearance agreement. A third quarter appraisal did not indicate impairment in accordance with ASC Topic 310.

•	An acquisition and development loan to develop a 133 unit age-restricted community in Richland Township, Pennsylvania became non-accrual during the third quarter of 2009. The borrower had contracted with a national home builder to purchase the lots upon completion of improvements under a take down agreement. As the housing market began to deteriorate, the national home builder pulled the agreement and walked away from the project. As a result, the Company approved a $2.0 million construction loan to the borrower for the purpose of constructing Townhomes and Quads on the lots designated for the national home builder. The current outstanding balance of the residential construction loans is $7.8 million. The project to date is in the process of going into a Forbearance Agreement. A fourth quarter appraisal indicated impairment in accordance with ASC Topic 310. Consequently, the Company established a specific reserve of $1.8 million for this loan.
Fourth Quarter 2009 new non-accrual loans:
•	An acquisition and construction loan to build a ten-story condominium building which will contain two ground floor commercial spaces and eleven residential condominium units became non-accrual during the fourth quarter of 2009. The projected is located in New York, New York. The building will be a total of 17,713 square feet, with 14,672 of sellable space. The project is currently approximately 76% complete. The current principal balance is $3.4 million. A current appraisal indicated impairment in accordance with ASC Topic 310. Consequently, the Company established a specific reserve of $663,000 for this loan.

•	A construction loan to develop a 36-unit condominium project located in Kill Devil Hills, North Carolina became non-accrual during the fourth quarter of 2009. The Borrower has sold 1 unit to date with numerous presale agreements falling through primarily due to end-buyers inability to secure mortgages. A default occurred in November 2009. The Company initiated legal proceedings against the Borrower and Guarantors in February 2010. Attempts to negotiate an acceptable modification or forbearance agreement have not yet been successful although discussions are continuing simultaneously to the Company pursuing its legal remedies. The current outstanding principal balance is $16.3 million of which 50% has been sold to 3rd party banks. Royal Bank is the lead bank. A current appraisal indicated impairment in accordance with ASC Topic 310. Consequently, the Company established a specific reserve of $1.2 million for this loan.
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
The following is a summary of information pertaining to impaired loans and leases:

	As of December 31,
(In thousands)	2009	2008
Impaired loans and leases with a valuation allowance	$46,670	$69,350
Impaired loans and leases without a valuation allowance	27,009	16,480

Total impaired loans and leases	$73,679	$85,830

Valuation allowance related to impaired loans and leases	$10,958	$12,882

	For the years ended December 31,
(In thousands)	2009	2008	2007
Average investment in impaired loans and leases	$79,754	$55,134	$24,741
Interest income recognized on impaired loans and leases	$242	$302	$763
Interest income recognized on a cash basis on impaired loans and leases	$242	$302	$763
Total cash collected on impaired loans and leases during 2009, 2008, and 2007 was $21.6 million, $7.6 million, and $16.6 million, respectively, of which $21.3 million, $7.3 million, and $15.8 million was credited to the principal balance outstanding on such loans, respectively.
Potential problem loans are loans not currently classified as non-accrual loans that management has doubt as to the borrower’s ability to comply with present repayment terms. Potential problems loans were $21.4 million at December 31, 2009. Most of these loans were past due 30 days but less than 90 days.
The Company granted loans to the officers and directors of the Company and to their associates. In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $4.8 million and $4.3 million at December 31, 2009 and 2008. During 2009 there were two new loans approved totaling $650,000. Total payments received on related party loans in 2009 were $160,000.
The Company classifies its leases as capital leases, in accordance to FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method. As of December 31, 2009, the Company did not have any restructured loans.
The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at December 31, 2009. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.
Other Real Estate Owned (“OREO”): OREO increased $20.0 million from $10.3 million at December 31, 2008 to $30.3 million at December 31, 2009. Set forth below is a table which details the changes in OREO from December 31, 2008 to December 31, 2009.

		2009
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Beginning balance	$10,346	$20,244	$29,310	$25,611
Capital improvements	711	1,626	94	—
Sales	—	—	(2,958)	(3,625)
Assets acquired on non-accrual loans	9,231	7,953	720	11,252
Other	(44)	37	(324)	(165)
Impairment charge	—	(550)	(1,231)	(2,756)

Ending balance	$20,244	$29,310	$25,611	$30,317

During the first quarter of 2009, the Company acquired the collateral for three loans through, or in lieu of, foreclosure. At the time of the transfer to OREO, the Company recorded a charge-off of $867,000 through the allowance for loan and lease losses on one of the properties due to the loan balance exceeding the fair market value of the collateral. On another property during the fourth quarter of 2008, the Company recorded a charge-off of $2.3 million through the allowance for loan and lease losses and transferred the remaining balance to OREO in the first quarter of 2009. Additionally, in the second quarter of 2009, the Company established a $550,000 valuation allowance against the carrying value of an asset transferred to OREO during the first quarter of 2009. The Company had negotiated the sale of that asset and used the offered purchase price in valuing the asset. The remaining asset acquired was recorded to OREO at the carrying value of the loan, which approximated fair value.
During the second quarter of 2009, the Company acquired the collateral for four loans through, or in lieu of, foreclosure. At the time of the transfer to OREO, the Company recorded $3.8 million in charge-offs on two of the loans, for which $2.9 million had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. A third loan had a $954,000 charge-off recorded against the allowance for loan and lease losses in 2008 and was transferred to OREO at the carrying value, which approximated fair value. The last loan was transferred at the carrying value, which approximated fair value.
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
During the fourth quarter of 2009, the Company acquired the collateral for five loans through, or in lieu of, foreclosure. At the time of the transfer to OREO, the Company recorded $1.8 million in charge-offs on three of the loans, for which $1.2 million had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. The Company charged-off the $335,000 mezzanine loan related to the fourth loan and the fifth loan was transferred at cost.
In the fourth quarter of 2009, the Company sold the collateral related to three loans which were foreclosed on prior to 2009. The first sale is related to a five building condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. In 2009, the Company completed the construction of two of the buildings. In the fourth quarter of 2009, the Company held an auction of the 51 completed condominiums. As of December 31, 2009, the Company closed on 24 of the condominiums for net proceeds of $3.1 million. As of February 25, 2010, another 16 condominiums have been sold for net proceeds of $2.0 million. In the fourth quarter of 2009, the Company recorded approximately a $2.4 million valuation allowance based on a current appraisal of the three remaining pad sites. The Company is actively marketing those three sites. The second sale in the fourth quarter of 2009 was a home located in King George, Virginia. The Company recorded net proceeds of $453,000 and recorded a $47,000 loss. The third sale was a small home in Columbus, Ohio. The Company received $7,000 in net proceeds and recorded a loss of $16,000.
Additionally, in the fourth quarter of 2009 the Company recorded valuation allowances of $157,000 and $170,000 on loans that were transferred to OREO in the first and second quarters of 2009, respectively. The $157,000 valuation allowance is based on a new appraisal of the property. The $170,000 valuation allowance is based on an agreement of sale which was executed in the fourth quarter of 2009.
The Company is working to satisfactorily sell the remaining OREO properties using existing relationships and possible future auctions. However the Company recognizes that due to the continued weak housing and commercial real estate markets the successful disposition of the properties will likely take considerable time.

Loans and Lease Financing Receivables
The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

	As of December 31,
(In thousands)	2009	2008	2007
Loans secured by real estate:
Construction and land development	$52,196	$167,204	$92,779
Construction and land development — mezzanine	—	2,421	6,443
Land development	66,878	74,168	78,874
Secured by 1-4 family residential properties:
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	1,272	1,322	2,094
All other loans secured by 1-4 family residential properties:
Secured by first liens	44,053	21,607	32,485
Secured by junior liens	3,173	4,551	7,707
Secured by junior liens — mezzaninie	2,480	—	—
Secured by multi family (5 or more) residential properties	22,017	14,059	6,887
Secured by multi family (5 or more) res. Properties — mezzanine	—	335	275
Secured by non-farm nonresidential properties	277,234	234,573	262,550
Secured by non-farm nonresidential properties — mezzanine	—	4,111	10,778
Tax certificates	73,106	64,168	46,090
Commercial and industrial loans	104,063	86,278	77,793
Loans to individuals for household, family, and other personal expenditures	1,514	1,031	1,157
Obligations of state and political subdivisions in the U.S.	—	47	63
Lease financing receivables (net of unearned income)	39,097	26,123	19,778
All other loans	659	165	267
Less: Net deferred loan fees	(878)	(1,441)	(1,545)

Total loans and leases, net of unearned income	$686,864	$700,722	$644,475

Credit Classification Process
The loan review function is outsourced to a third party vendor which applies the Company’s loan rating system to specific credits. The Company uses a nine point grading risk classification system commonly used in the financial services industry. The riskier classifications include Watch, Special Mention, Substandard, Doubtful and Loss. Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Loan Review Committee for discussion. Minutes outlining in detail the Committee’s findings and recommendations are issued after each meeting for follow-up by individual loan officers. The Committee is comprised of the voting members of the Officers’ Loan Committee. The CCO is the primary bank officer dealing with the third party vendor during the reviews.
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

A watch list is maintained and reviewed at each meeting of the Loan Review Committee. Loans are added to the watch list, even though current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a monthly basis. Loans may be removed from the watch list if the Loan Review Committee determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list. During the third quarter of 2009, as a result of the level of classified assets within the loan portfolio, the Company established the CCIC Committee (Classified, Charge-off and Impairment Committee) to formalize the process and documentation required to classify, remove from classification, impair or charge off a loan within the Banks. The Committee, which is comprised of the President, Vice Chairman, Chief Credit Officer, Chief Lending Officer and Chief Risk Officer, meets as required and provides regular updated reports to the Board of Directors.
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
Investment Securities
The following tables present the consolidated book values and approximate fair value at December 31, 2009, 2008 and 2007, respectively, for each major category of the Company’s investment securities portfolio for HTM and AFS securities.

		Included in Accumulated Other
		Comprehensive Loss (AOCI)
			Gross unrealized losses
				Non-credit
		Gross		related
	Amortized	unrealized	Non-OTTI	OTTI in
As of December 31, 2009	cost	gains	in OCI	OCI	Fair value
(In thousands)
Investment securities available-for-sale
Mortgage-backed securities-residential	$21,393	$234	$(26)	$—	$21,601
U.S. government agencies	1,150	3	(2)	—	1,151
Preferred stocks	2,500	—	(270)	—	2,230
Common stocks	381	71	(8)	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	316,911	2,871	(1,281)	—	318,501
Non-agency	23,010	145	(875)	(1,082)	21,198
Collateralized debt obligations	24,825	—	—	—	24,825
Corporate bonds	7,911	9	(423)	(630)	6,867
Trust preferred securities	32,926	2,064	(177)	(678)	34,135
Other securities	7,892	8	(133)	—	7,767

Total available for sale	$438,899	$5,405	$(3,195)	$(2,390)	$438,719

		Included in Accumulated Other
		Comprehensive Loss (AOCI)
			Gross Unrealized Losses
		Gross		Non-credit
	Amortized	unrealized	Non-OTTI in	related OTTI
As of December 31, 2008	cost	gains	AOCI	in AOCI	Fair value
(In thousands)
Investment securities available-for-sale
Mortgage-backed securities-residential	$53,871	$1,190	$—	$—	$55,061
U.S. government agencies	48,109	82	—	—	48,191
Preferred stocks	4,000	—	(1,703)	—	2,297
Common stocks	19,907	8	(7,208)	—	12,707
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	77,848	1,649	(72)	—	79,425
Non-agency	43,711	—	(6,221)	—	37,490
Collateralized debt obligations	35,000	—	(8,840)	—	26,160
Corporate bonds	57,445	641	(6,748)	—	51,338
Trust preferred securities	36,316	606	(6,778)	—	30,144
Other securities	7,631	54	(196)	—	7,489

Total available for sale	$383,838	$4,230	$(37,766)	$—	$350,302

		Included in Accumulated Other
		Comprehensive Loss (AOCI)
			Gross Unrealized Losses
		Gross		Non-credit
		unrealized	Non-OTTI	related OTTI		Carrying
As of December 31, 2007	Amortized cost	gains	in AOCI	in AOCI	Fair value	value
(In thousands)
Investment securities held-to-maturity
Mortgage-backed securities-residential	$105	$—	$—	$—	$105	$105
U.S. government agencies	80,000	13	(234)	—	79,779	80,000
Collateralized debt obligations	60,000	1,200	(740)	—	60,460	60,000
Corporate bonds	2,800	312	—	—	3,112	2,800

Total held-to-maturity investment securities	$142,905	$1,525	$(974)	$—	$143,456	$142,905

Investment securities available-for-sale
Mortgage-backed securities-residential	$33,090	$383	$(187)	$—	$33,286
U.S. government agencies	104,982	51	(153)	—	104,880
Common stocks	20,696	17	(821)	—	19,892
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	40,688	700	—	—	41,388
Non-agency	41,629	265	(156)	—	41,738
Collateralized debt obligations	—	—	—	—	—
Corporate bonds	86,136	523	(1,239)	—	85,420
Trust preferred securities	44,117	2,151	(2,169)	—	44,099
Other securities	4,625	—	—	—	4,625

Total available-for-sale investment securities	$375,963	$4,090	$(4,725)	$—	$375,328

The contractual maturity distribution and weighted average rate of the Company’s AFS debt securities at December 31, 2009 are presented in the following table. Mortgage-backed securities and collateralized mortgage obligations are presented within the category that represents the total weighted average expected maturity.

	As of December 31, 2009
			After one year, but		After five years, but
	Within one year		within five years		within ten years		After ten years		Total
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Mortgage-backed securities-residential	$—	—	$21,601	5.31%	$—	—	$—	—	$21,601	5.31%
U.S. government agencies	—	—	1,151	1.68%	—	—	—	—	1,151	1.68%
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	22,115	5.57%	271,233	4.65%	25,153	4.39%	—	—	318,501	4.69%
Non-agency	—	—	19,540	5.39%	1,658	0.65%	—	—	21,198	5.01%
Collateralized debt obligations	24,825	3.15%	—	—	—	—	—	—	24,825	3.15%
Corporate bonds	732	0.77%	6,135	5.58%	—	—	—	—	6,867	5.14%
Trust preferred securities	—	—	—	—	—	—	34,135	9.53%	34,135	9.53%

Total AFS debt securities	$47,672	4.24%	$319,660	4.78%	$26,811	4.13%	$34,135	9.53%	$428,278	5.02%

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
At December 31, 2009 investment securities were $438.7 million with a net unrealized loss of $180,000 compared to $350.3 million with a net unrealized loss of $33.4 million at December 31, 2008. The improvement in gross unrealized losses is related to $11.0 million in impairment charges recorded in earnings in 2009 and to the overall improvement in the fair values of the securities in the Company’s investment portfolio. The gross unrealized losses have improved significantly in the last two quarters as the financial markets have begun to recover. Refer to “Note 3- Investment Securities” to the Consolidated Financial Statements in Item 8 for more information.
Deposits
The average balance of the Company’s deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	2009		2008		2007
	Average		Average		Average
(In thousands, except percentages)	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits
Non interest bearing	$62,546	—	$57,211	—	$68,562	—
Interest bearing (NOW)	46,046	1.04%	48,414	1.85%	52,975	2.24%
Money market deposits	153,146	1.83%	168,972	2.93%	199,921	4.24%
Savings deposits	14,802	0.56%	15,125	0.50%	16,461	0.52%
Certificate of deposit	581,202	3.78%	434,662	4.49%	531,965	5.15%

Total deposits	$857,742		$724,384		$869,884

The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
	2009	2008
Three months or less	$19,960	$12,575
Over three months through twelve months	78,985	68,825
Over twelve months through five years	40,790	24,623
Over five years	1,917	1,760

Total	$141,652	$107,783

Short and Long Term Borrowings

	For the years ended December 31,
(In thousands)	2009	2008	2007	2006	2005
Short term borrowings	$114,500	$37,000	$102,000	$53,000	$104,500
Long term borrowings
Other borrowings	44,674	45,112	5,411	5,587	—
Obligations through RE owned via equity invest(1)	3,652	12,350	18,566	29,342	47,356
Subordinated debt	25,774	25,774	25,774	25,774	25,774
FHLB advances	95,001	193,569	187,500	187,500	249,500

Total borrowings	$283,601	$313,805	$339,251	$301,203	$427,130

(1)	This obligation is consolidated from requirements under ASC Topic 810 of which $0 is guaranteed by the Company.
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

	As of December 31, 2009
(In thousands, except percentages)	Market Value of	Percent of
Changes in Rates	Portfolio Equity	Change
+ 200 basis points	$79,554	(21.56%)
+ 100 basis points	92,611	(8.69%)
Flat rate	101,423	0.00%
- 100 basis points	103,343	1.89%
- 200 basis points	103,555	2.10%
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

Critical Accounting Policies, Judgments and Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to investment securities, loans, allowance for loan and lease losses and deferred tax assets. The policies which significantly affect the determination of the Company’s financial position, results of operations and cash flows are summarized in “Note 1 — Summary of Significant Accounting Polices” to the Consolidated Financial Statements and are discussed in the section captioned “Recent Accounting Pronouncements” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.
Investment Securities
Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of shareholders’ equity. The Company held no trading securities at December 31, 2009 and 2008. Discounts and premiums are accreted/amortized to income by use of the level-yield method. Gain or loss on sales of securities available for sale is based on the specific identification method.
FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment, which the Company adopted effective June 30, 2009 (“Pending Content” of FASB ASC 320-1). This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.
When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
Prior to the adoption of the recent accounting guidance on June 30, 2009, management considered, in determining whether other-than-temporary impairment exists (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
For more information on the fair value of the Company’s investment securities and other financial instruments refer to “Note 3 — Investment Securities” and “Note 19 - Fair Values of Financial Instruments” to the Consolidated Financial Statements included in Item 8 of this Report.
Allowance for Loan and Lease Losses
The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts of timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods. See “Note 1 — Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this report.
Deferred Tax Assets
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Note 1 — Summary Of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Royal Bancshares of Pennsylvania, Inc.
     We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009. Royal Bancshares of Pennsylvania, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ ParenteBeard LLC
ParenteBeard LLC
Malvern, Pennsylvania
March 29, 2010

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
ASSETS	2009	2008
	(In thousands, except share data)
Cash and due from banks	$25,289	$5,910
Interest bearing deposits	33,009	7,349
Federal funds sold	—	1,000

Total cash and cash equivalents	58,298	14,259

Investment securities available-for-sale (“AFS”) at fair value	438,719	350,302
Federal Home Loan Bank (“FHLB”) stock, at cost	10,952	10,952

Total investment securities and FHLB stock	449,671	361,254

Loans and leases held for sale	2,254	267

Loans and leases	686,864	700,722
Less allowance for loan and lease losses	30,331	28,908

Net loans and leases	656,533	671,814

Bank owned life insurance	8,263	30,016
Real estate owned via equity investment	12,492	18,927
Accrued interest receivable	14,942	13,580
Other real estate owned (“OREO”), net	30,317	10,346
Premises and equipment, net	6,306	6,926
Investment in real estate joint ventures	2,520	2,520
Other assets	51,130	45,677

Total assets	$1,292,726	$1,175,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$63,168	$50,886
Interest bearing	818,587	709,182

Total deposits	881,755	760,068

Accrued interest payable	6,150	6,102
Short-term borrowings	114,500	22,000
Long-term borrowings	139,675	253,681
Obligations related to real estate owned via equity investment	3,652	12,350
Subordinated debentures	25,774	25,774
Other liabilities	16,906	14,026

Total liabilities	1,188,412	1,094,001

Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at December 31, 2009 and 0 shares at December 31, 2008	27,945	—
Common stock
Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,352,482 and 11,345,127 at December 31, 2009 and 2008, respectively	22,705	22,690
Class B, par value $0.10 per share, authorized 3,000,0000 shares; issued, 2,089,284 and 2,095,681 at December 31, 2009 and 2008, respectively	209	210
Additional paid in capital	126,117	123,425
Accumulated deficit	(67,197)	(33,561)
Accumulated other comprehensive loss	(1,652)	(26,106)
Treasury stock — at cost, shares of Class A, 498,488 at December 31, 2009 and 2008, respectively	(6,971)	(6,971)

Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	101,156	79,687
Noncontrolling interest	3,158	1,898
Total shareholders’ equity	104,314	81,585

Total liabilities and shareholders’ equity	$1,292,726	$1,175,586

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Interest income
Loans and leases, including fees	$45,757	$49,863	$56,518
Investment securities held to maturity, taxable	—	3,241	10,032
Investment securities available for sale:
Taxable interest	20,102	19,066	18,068
Tax exempt interest	19	75	75
Deposits in banks	164	495	1,896
Federal funds sold	1	24	147

Total Interest Income	66,043	72,764	86,736

Interest expense
Deposits	25,342	25,414	37,140
Short-term borrowings	169	674	530
Long-term borrowings	11,685	11,770	10,580
Obligations related to real estate owned via equity investments	243	251	623

Total Interest Expense	37,439	38,109	48,873

Net Interest Income	28,604	34,655	37,863
Provision for loan and lease losses	20,605	21,841	13,026

Net Interest Income after Provision for Loan and Lease Losses	7,999	12,814	24,837

Other (loss) income
Gains on sales of premises and equipment	—	1,991	—
Gains on sale of premises and equipment related to real estate owned via equity investments	1,817	1,679	1,860
Income from bank owned life insurance	1,099	1,233	875
Service charges and fees	1,419	1,186	1,348
Gains on sales related to real estate joint ventures	—	1,092	350
Income related to real estate owned via equity investments	1,302	965	1,384
Gains on sales of other real estate owned	294	429	1,111
Gains on sales of loans and leases	914	190	404
Net gains (losses) on investment securities available for sale	1,892	(1,313)	5,358
Other income	578	148	198

Other income,excluding other than temporary impairment losses	9,315	7,600	12,888

Total other than temporary impairment losses on investment securities	(13,431)	(23,388)	—
Portion of loss recognized in other comprehensive loss	2,390	—	—

Net impairment losses recognized in earnings	(11,041)	(23,388)	—

Total Other (Loss) Income	(1,726)	(15,788)	12,888

Other expenses
Employee salaries and benefits	12,235	15,044	12,215
Professional and legal fees	4,367	3,783	1,997
Occupancy and equipment	3,381	2,860	2,506
Impairment of real estate owned via equity investments	—	1,500	8,500
Pennsylvania shares tax	1,299	1,369	1,158
Expenses related to real estate owned via equity investments	907	966	1,590
Stock option expense	226	703	657
Directors fees	676	675	643
Impairment of real estate joint venture	—	—	5,927
FDIC and state assessments	3,801	658	235
OREO impairment charge	4,537	—	—
OREO and loan collection expenses	3,218	188	—
Other operating expenses	3,009	4,787	5,907

Total Other Expenses	37,656	32,533	41,335

Loss Before Income Tax	(31,383)	(35,507)	(2,307)

Income tax expense (benefit)	474	2,643	(1,568)

Net Loss	$(31,857)	$(38,150)	$(739)

Less net income (loss) attributable to noncontrolling interest	1,402	(68)	(1,303)

Net (loss) income attributable to Royal Bancshares of Pennsylvania, Inc.	$(33,259)	$(38,082)	$564

Less Preferred stock Series A accumulated dividend and accretion	$1,672	$—	$—

Net (loss) income available to common shareholders	$(34,931)	$(38,082)	$564

Per common share data
Net (loss) income — basic	$(2.64)	$(2.86)	$0.04

Net (loss) income — diluted	$(2.64)	$(2.86)	$0.04

Cash dividends- Class A shares	$—	$0.30	$1.15

Cash dividends- Class B shares	$—	$0.35	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
For the year ended December 31, 2009

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except preferred share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity

Balance January 1, 2009	$—	11,345	$22,690	2,096	$210	$123,425	$(33,561)	$(26,106)	$(6,971)	$1,898	$81,585
Comprehensive loss
Net (loss) income							(33,259)			1,402	(31,857)
Transfer of noncontrolling interest related to RBA Capital										(142)	(142)
Other comprehensive income, net of reclassifications and taxes								24,454			24,454

Total comprehensive loss											$(7,545)

Common stock conversion from Class B to Class A		7	15	(7)	(1)		(14)				—
Dividends paid on preferred stock						(359)					(359)
Issuance of Series A perpetual preferred stock (30,407 shares) and warrants to purchase common stock (1,140,307 shares)	27,582					2,825					30,407
Accretion of discount on preferred stock	363						(363)				—
Stock option expense						226					226

Balance December 31, 2009	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
For the year ended December 31, 2008

							Retained	Accumulated
						Additional	earnings	other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	(accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except dividend per share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit)	loss	stock	Interest	Equity
Balance, January 1, 2008	$—	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)	$1,867	$148,234
Comprehensive loss
Net loss							(38,082)			31	(38,051)
Other comprehensive loss, net of reclassifications and taxes								(24,524)			(24,524)

Total comprehensive loss											$(62,575)

Common stock conversion from Class B to Class A		1	2	(1)	—		(1)				1
Cash dividends on common stock (Class A $0.30; Class B $0.345)							(4,005)				(4,005)
Purchase of treasury stock (100 shares)									(946)		(946)
Stock options exercised		15	29			144					173
Stock option expense						703					703

Balance December 31, 2008	$—	11,345	$22,690	2,096	$210	$123,425	$(33,561)	$(26,106)	$(6,971)	$1,898	$81,585

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
For the year ended December 31, 2007

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Retained	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except dividend per share data)	Series A	Shares	Amount	Shares	Amount	capital	earnings	loss	stock	Interest	Equity

Balance, January 1, 2007	$—	11,287	$22,575	2,108	$211	$121,542	$23,464	$(2,273)	$(2,265)	$3,170	$166,424
Comprehensive loss
Net income (loss)							564			(1,303)	(739)
Adjustment related to adoption of FASB No. 158, net of taxes								1,006			1,006
Other comprehensive loss, net of reclassifications and taxes								(315)			(315)

Total comprehensive loss											$(48)

Common stock conversion from Class B to Class A		14	28	(12)	(1)		(27)				—
Cash in lieu of fractional shares							(14)				(14)
Stock dividend adjustment				1		(13)	13				—
Stock options exercised		28	56			278					334
Stock option expense						657					657
Tax benefit stock options						114					114
Purchase of treasury stock (183 shares)									(3,760)		(3,760)
Cash dividends on common stock											—
(Class A $1.15, Class B $1.3225)							(15,473)				(15,473)

Balance, December 31, 2007	$—	11,329	$22,659	2,097	$210	$122,578	$8,527	$(1,582)	$(6,025)	$1,867	$148,234

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities
Net loss	$(31,857)	$(38,150)	$(739)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	907	1,059	1,306
Net (income) loss attributable to noncontrolling interest	(1,402)	68	1,303
Stock compensation expense	226	703	657
Impairment charge for other real estate owned	4,537	—	—
Provision for loan and lease losses	20,605	21,841	13,026
Net amortization (accretion) of discounts and premiums on loans, mortgage-backed securities and investments	518	(2,242)	(2,793)
(Benefit) provision for deferred income taxes	(174)	10,462	(4,118)
Gains on sales of other real estate owned	(294)	(429)	(1,111)
Gain on sales of real estate joint ventures	—	(1,092)	(350)
Proceeds from sales of loans and leases	10,844	2,613	—
Gains on sales of premises and equipment	—	(1,991)	—
Gains on sales of loans and leases	(914)	(190)	(404)
Net (gains) losses on sales of investment securities	(1,892)	1,313	(5,358)
Distributions from investments in real estate	(200)	(241)	(167)
Gain from sale of premises of real estate owned via equity investment	(1,817)	(1,679)	(1,860)
Impairment of real estate owned via equity investments	—	1,500	8,500
Impairment of available-for-sale investment securities	11,041	23,388	—
Income from bank owned life insurance	(1,099)	(1,233)	(875)
Impairment of real estate joint venture	—	—	5,927
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,362)	1,676	1,238
Increase in other assets	(5,225)	(10,766)	(2,766)
Increase (decrease) in accrued interest payable	48	(2,498)	(2,054)
Increase (decrease) in other liabilities	5,292	3,364	(5,518)

Net cash provided by operating activities	7,782	7,476	3,844

Cash flows from investing activities
Proceeds from calls/maturities of held-to-maturity investment securities	—	105,265	115,024
Proceeds from calls/maturities of investment securities available for sale	148,268	169,901	105,041
Purchases of investment securities held to maturity	—	—	(2,500)
Proceeds from sales of investment securities available for sale	184,226	15,775	20,773
Purchase of investment securities available for sale	(398,312)	(179,257)	(194,839)
Redemption (purchase) Federal Home Loan Bank stock	—	2,510	(2,186)
Net increase in loans	(49,260)	(81,207)	(57,524)
Capital improvements to foreclosed assets	(2,431)	—	—
Proceeds from sale of foreclosed assets	7,877	1,186	2,174
Proceeds from sale of premises and equipment	—	2,065	—
Purchase of premises and equipment	(287)	(692)	(728)
Purchase of life insurance	—	(5,000)	—
Proceeds from surrender of life insurance	22,628	—	—
Net proceeds from sale of premises of real estate owned via equity investments	11,354	9,064	19,368
Distributions from real estate owned via equity investments	200	241	167
Net decrease (increase) in real estate joint ventures	—	5,219	(2,572)
Net decrease in real estate owned via equity investments	(9,537)	(8,885)	(7,451)

Net cash (used in) provided by investing activities	(85,274)	36,185	(5,253)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	Year ended December 31,
	2009	2008	2007
Cash flows from financing activities:
Increase (decrease) in non-interest bearing and interest bearing demand deposits and savings accounts	32,719	(65,443)	(29,009)
Increase (decrease) in certificates of deposit	88,968	55,359	(60,296)
Principal payments on mortgage	—	—	(67)
Net (decrease) increase in short-term borrowings	—	(80,000)	49,000
Proceeds from long-term borrowings	—	65,000	—
Repayments of long-term borrowings	(21,506)	(4,230)	(175)
Repayment of mortgage debt of real estate owned via equity investments	(8,698)	(6,216)	(10,776)
Income tax benefit on stock options	—	—	114
Proceeds from the issuance of preferred stock	30,407	—	—
Cash dividends paid	(359)	(4,005)	(15,473)
Cash in lieu of fractional shares	—	—	(14)
Purchase of treasury stock	—	(946)	(3,760)
Issuance of common stock under stock option plans	—	174	334

Net cash (used in) provided by financing activities	121,531	(40,307)	(70,122)

Net increase (decrease) in cash and cash equivalents	44,039	3,354	(71,531)

Cash and cash equivalents at beginning of period	14,259	10,905	82,436

Cash and cash equivalents at end of period	$58,298	$14,259	$10,905

Supplemental Disclosure Interest	$37,391	$40,607	$50,927

Income taxes	$—	$—	$6,814

Transfers to other real estate owned	$29,660	$10,055	$1,188

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Basis of Financial Statement Presentation
Nature of Operations
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Captive Insurance Company, Royal Preferred, LLC, Royal Asian (effective July 17, 2006) and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and the following which are owned 60% by Royal Bank: Royal Bank America Leasing, LP, RBA Capital, LP, Crusader Servicing Corporation and Royal Tax Lien Services, LLC. Royal Bank owned 60% of RBA ABL Group, LP which ceased operations in 2008. Both of the Company’s Trusts are not consolidated as further discussed below in “Variable Interest Entities”. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenditures for the period. Therefore, actual results could differ significantly from those estimates.
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
Significant Concentration of Credit Risk
Most of the Company’s activities are with customers located within the Mid-Atlantic region of the country. “Note 3 — Investment Securities” to the Consolidated Financial Statements discusses the types of securities in which the Company invests. “Note 4 — Loans and Leases” to the Consolidated Financial Statements discusses the types of lending in which the Company engages. The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business. The Company has 78% of its investment portfolio in securities issued by government sponsored entities.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
No substantial portion of loans is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate. There are numerous risks associated with commercial and consumer lending that could impact the borrower’s ability to repay on a timely basis. They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity. The Company has seen a deterioration in economic conditions as it pertains to real estate loans. Construction and land loans, non-residential and residential real estate loans represent 33%, 27% and 20%, respectively of the $73.7 million in non-accrual loans at December 31, 2009.
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
Variable Interest Entities (“VIE”)
Real estate owned via equity investments: The Company, together with third party real estate development companies, forms variable interest entities (“VIEs”) to construct various real estate development projects. These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with FASB ASC Topic 970, “Real Estate-General”, and account for capitalized interest on those projects in accordance with FASB ASC Topic 835, “Interest”. Due to the present economic conditions, management has made a decision to curtail new equity investments.
In accordance with ASC Topic 976, the full accrual method is used to recognize profit on real estate sales. Profits on the sales of this real estate are recorded when cash in excess of the amount of the original investment is received, and calculation of same is made in accordance with the terms of the partnership agreement, the Company is no longer obligated to perform significant activities after the sale to earn profits, there is no continuing involvement with the property and; finally, the usual risks and rewards of ownership in the transaction had passed to the acquirer.
At December 31, 2009, the Company had one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) based on Royal Investments America being the primary financial beneficiary. This was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. Royal Bank loaned $814,000 to the Partnership during the fourth quarter of 2009 and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. As of December 31, 2009, the Partnership also had $3.7 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.
In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had recognized $10 million in impairment charges related to this asset through December 31, 2008. No further impairment of this asset occurred in 2009. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
At December 31, 2009, the Partnership had total assets of $14.9 million of which $12.5 million is real estate as reflected on the consolidated balance sheet and total borrowings of $13.7 million, of which $10.0 million relates to the Company’s loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $12.5 million in this Partnership ($2.5 million capital contribution and $10.0 million of loans). The impairments mentioned above have contributed to an overall reduction in the Company’s investment. At December 31, 2009, the remaining amount of the investment in and receivables due from the Partnership totaled $9.2 million.
On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009. The Company signed a forbearance agreement and an intercreditor agreement between the Company and the Senior Lender on October 23, 2009 which extended the loan until December 9, 2010. As part of the agreement to extend the loan for 14 months, the senior debt lender required the Partnership to provide additional funds to cover current and potential future cash requirements for capital improvements, operating expenses and marketing costs. Royal Bank loaned $814,000 to the Partnership during the fourth quarter of 2009 and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. The initial loan amount and any additional funds loaned to the Partnership will be repaid from the cash flow after the senior debt is paid in full, but prior to any other payments to partners. On October 25, 2009 the senior debt lender filed for bankruptcy protection, which has not impacted the relationship between the Partnership and the senior debt lender.
Trust Preferred Securities: Royal Bancshares Capital Trust I/II (“Trusts”) issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004. The Company does not consolidate the Trusts as ASC Topic 810 precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts expected returns. The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774,000. In addition, the income received on the Company’s common stock investments is included in other income. The Federal Reserve Bank has issued final guidance on the regulatory treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of ASC Topic 810. The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as a part of the collection of entities known as “restricted core capital elements.” The final adoption of the rule has delayed the effective date until March 31, 2011. Management is evaluating the effects of the final rule and does not anticipate a material impact on its capital ratios. Refer to “Note 9 — Borrowings and Subordinated Debentures” to the Consolidated Financial Statements for more information.
Reclassifications
The Company reviewed the financial reporting of its real estate acquisition, development and construction (“ADC”) loans during 2007. As a result of this review, the Company determined that three ADC loans totaling $13.2 million should have been accounted for as investments in real estate joint ventures in accordance with ASC Topic 310 and ASC Topic 976. An investment in a real estate joint venture of this nature is distinguished from an equity investment in real estate by the fact that the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. One investment in the amount of $4.7 million was to fund the purchase of property for construction of an office and residential building. This investment paid off during the second quarter of 2008 and resulted in a gain on sales related to real estate joint ventures of $1.1 million. A second investment for $6.0 million was to fund the construction of a 55 unit condominium building. This investment was impaired for its full amount during the third quarter of 2007 and was charged to operating expenses. The third investment in the amount of $2.5 million was to fund the acquisition of a marina project which amounts to the total investments in real estate joint ventures as of December 31, 2009 and 2008.
In addition, certain other reclassifications have been made in the Consolidated Financial Statements for 2008 and 2007 to conform to the classifications in 2009. These reclassifications had no effect on net income (loss).

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
Investment Securities
Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes (when applicable), reported in the accumulated other comprehensive income component of shareholders’ equity. The Company held no trading securities at December 31, 2009 and 2008. Discounts and premiums are accreted/amortized to income by use of the level-yield method. Gain or loss on sales of securities available for sale is based on the specific identification method.
FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment, which the Company adopted effective June 30, 2009 (“Pending Content” of FASB ASC 320-1). This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.
When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
Prior to the adoption of the recent accounting guidance on June 30, 2009, management considered, in determining whether other-than-temporary impairment exists (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
On September 26, 2008 the Company reclassified the remainder of its HTM investment securities to AFS. The transferred investment securities had a total book value of $37.6 million and a fair value of $34.7 million. The unrealized loss of $2.9 million on these securities was recorded, net of tax, as other comprehensive loss, an adjustment to shareholders’ equity. As a result per ASC Topic 320, the Company will not classify any future purchases of investment securities as HTM for at least one more year.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of December 31, 2009 and 2008, FHLB stock totaled $11.0 million.
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
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB. On February 22, 2010, the FHLB filed an 8-K to report their results for the year ended December 31, 2009. For the year ended December 31, 2009, the FHLB had a net loss of $37.4 million compared to net income of $19.4 million for the year ended December 31, 2008 primarily related to credit-related losses on their mortgage-backed securities portfolio. At December 31, 2009, GAAP capital was $3.7 billion as compared to a $4.1 billion at December 31, 2008. The FHLB was in compliance with its risk-based, total and leverage capital requirements at December 31, 2009. The FHLB previously announced that it is updating its capital restoration plan. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered. Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of December 31, 2009. Further deterioration of the FHLB’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired.
Loans and Leases and Allowance for Loan and Lease Losses
The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”). The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) the formula allowance reflecting historical losses, as adjusted, by loan category, and (2) the specific allowance for risk-rated credits on an individual or portfolio basis.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The Company uses three major components in determining the appropriate value of the loan and lease loss allowance: standards required under ASC Topic 310, a historical loss factor, and an environmental factor. Utilizing standards required under ASC Topic 310, loans are evaluated for impairment on an individual basis considering current collateral values (current appraisals or rent rolls for income producing properties), all known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Once a loan is determined to be impaired (or is classified) such loans will be deducted from the portfolio and the net remaining balance will be used in the historical and environmental analysis.
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The Banks utilize the effective yield interest method for recognizing interest income as required by ASC Subtopic 20, “Nonrefundable Fees and Other Costs” under ASC Topic 310. This pronouncement also guides our accounting for nonrefundable fees and costs associated with lending activities such as discounts, premiums, and loan origination fees. In the case of loan restructurings, if the terms of the new loan resulting from a loan refinancing or restructuring other than a troubled debt restructuring are at lease as favorable to the Banks as the terms for comparable loans to other customers with similar collection risks who are not refinancing or restructuring a loan with the Banks, the refinanced loan is accounted for as a new loan. This condition is met if the new loan’s effective yield is at least equal to the effective yield for such loans. Any unamortized net fees or costs and any prepayment penalties from the original loan shall be recognized in interest income when the new loan is granted.
The Company accounts for guarantees in accordance with FASB ASC Topic 460 “Guarantees” (“ASC Topic 460”). ASC Topic 460 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require a company to make a payment if the customer’s condition deteriorates, as defined in agreements. Performance letters of credits require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.
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
Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the accelerated methods over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Expected term includes lease options periods to the extent that the exercise of such options is reasonably assured.
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
The Company had utilized interest rate swap agreements to convert a portion of its fixed rate time deposits to a variable rate (fair value hedge), to fund variable rate loans and investments as well as convert a portion of variable rate borrowings (cash flow hedge) to fund fixed rate loans. Interest rate swap contracts represent a series of interest flows and are exchanged over a prescribed period. Each quarter the Company used the Volatility Reduction Measure (“VRM”) to determine the effectiveness of their fair value hedges.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
As a consequence of the 2008 third quarter Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy filing, the swap agreements and cash flow hedge that existed at the end of the 2008 second quarter were terminated. The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral. The Company intends to continue to vigorously pursue return of the collateral pledged in connection with the interest rate swap. Because of the uncertainty surrounding the litigation and the bankruptcy of Lehman, the Company classified the collateral as other-than-temporarily impaired as of December 31, 2008. Additionally, the Company had an interest receivable associated with the cash flow hedge of approximately $240,000 that was written down to $0 during the third quarter of 2008. The Company did not have any interest rate swaps agreements at December 31, 2009 and 2008.
Investments in Real Estate Joint Ventures
The Company has one investment in a real estate joint venture and accounts for it in accordance with ASC Topic 310 and FASB ASC Topic 976, “Real Estate-Retail Land” (“ASC Topic 976”) because the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The real estate joint venture is an investment in a marina project. As of December 31, 2009 and 2008, the balance of the marina project investment was $2.5 million.
Bank-Owned Life Insurance
Royal Bank has purchased life insurance policies on certain executives. These policies are reflected on the consolidated balance sheets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income. During the third quarter of 2009, the Company surrendered approximately $23.0 million in bank owned life insurance and incurred an excise tax expense of $474,000.
Transfer of Financial Assets
The Company accounts for the transfer of financial assets in accordance with FASB ASC Topic 860, “Transfers and Servicing” (“ASC Topic 860”). ASC Topic 860 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.
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
Advertising Costs
Advertising costs are expensed as incurred. The Company’s advertising costs were $184,000, $206,000, and $376,000 for 2009, 2008, and 2007, respectively.
Benefit Plans
The Company has a noncontributory nonqualified, defined benefit pension plan covering certain eligible employees. The plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment. Net pension expense consists of service costs and interest costs. The Company accrues pension costs as incurred.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Stock Compensation
FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 816”) requires that the compensation cost relating to share-based payment transactions be recognized in consolidated financial statements. The costs are measured based on the fair value of the equity or liability instruments issued. ASC Topic 816 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. ASC Topic 816 permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company recorded compensation expense relating to stock options and restricted stock of $226,000, $703,000 and $657,000 during 2009, 2008 and 2007, respectively.
At December 31, 2009, the Company had a director stock-based, an employee stock-based, and a long term incentive compensation plans, which are more fully described in “Note 16 — Stock Compensation Plans” to the Consolidated Financial Statements.
Income Taxes
The Company accounts for income taxes in accordance with the income tax accounting guidance set forth in FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.
The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of expenses over revenues. The Company determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense (benefit) results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company recognized interest and penalties on income taxes as a component of income tax expense.
Treasury Stock
Common stock shares repurchased are recorded at treasury stock cost.
Earnings (Losses) Per Share Information
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), which requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders. Net income (loss) is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available for sale investment securities, non-credit related losses on other-than-temporarily impaired investment securities, and adjustment to net periodic pension cost which are also recognized as separate components of equity.
Fair Value of Financial Instruments
For information on the fair value of the Company’s financial instruments refer to “Note 19 — Fair Value of Financial Instruments” to the Consolidated Financial Statements.
Restrictions on Cash and Amounts Due From Banks
Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to $100,000. At December 31, 2009 and 2008, Royal Asian was not required to maintain an average balance with the Federal Reserve Bank.
2. Recent Accounting Pronouncements
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC” or “Codification”) became effective as the sole authoritative source of U.S. generally accepted accounting principles (“GAAP”). This codification was issued under FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” and can now be found under FASB ASC Topic 105, “Generally Accepted Accounting Principles”. Codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, Paragraph and Subparagraph. The adoption of Codification did not have a material impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued new guidance under ASC Topic 715, “Compensation-Retirement Benefits” (“ASC Topic 715”). The new guidance provides direction on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this guidance shall be provided for fiscal years ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In January 2009, the FASB issued new guidance under FASB ASC Topic 325, “Investments-Other” Subtopic 40, “Beneficial Interests in Securitized Financial Assets” (“ASC Topic 325-40”). This guidance is meant to achieve a consistent determination of whether an other-than-temporary impairment has occurred. The guidance also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”). ASC Topic 325-40 was effective for interim and annual reporting periods ending after December 15, 2008, and was applied prospectively. Retrospective application to a prior interim or annual reporting period was not permitted. The implementation of this guidance did not have an impact on the Company’s consolidated financial position and results of operations.
In April 2009, the FASB issued new guidance under ASC Topic 320, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an other-than-temporary (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. Under these circumstances as required by the new guidance, OTTI is considered to have occurred (1) if an entity intends to sell the security; (2) if it is “more likely than not” an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance. This guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as HTM, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. If applicable, noncredit-related OTTI recognized in earnings previous to April 1, 2009 would be reclassified from retained earnings to accumulated OCI as a cumulative effect transition adjustment. The Company adopted this guidance for the quarter ended June 30, 2009 and did not record a cumulative effect adjustment as of April 1, 2009 because prior OTTI recorded in earnings was all credit related. The adoption of this guidance resulted in reducing the loss recognized in earnings on debt securities determined to be other-than-temporarily impaired as of December 31, 2009 by $8.0 million. Refer to “Note 3 — Investment Securities” to the Consolidated Financial Statements for additional disclosures regarding the adoption of this guidance.
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
In May 2009, the FASB issued guidance under ASC Topic 855, “Subsequent Events” (“ASC Topic 855”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC Topic 855 set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective for interim and annual financial periods ending after June 15, 2009 and did not have a material impact on the Company’s consolidated financial statements. In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which updates ASC Topic 855. ASU 2010-09 clarifies the evaluation date for subsequent events. An entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. Additionally, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC Topic 855 Subtopic 10 and the SEC’s requirements. ASU 2010-09 is effective immediately and did not have a material impact on our consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
In June 2009, the FASB issued additional guidance under ASC Topic 860. The purpose of the new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The new guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The new guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements.
In June 2009, the FASB issued updated guidance under ASC Topic 810 “Consolidation” (“ASC Topic 810”). The purpose of the new guidance under ASC Topic 810 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions in ASC Topic 860 as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The new guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC Topic 820. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance was effective beginning October 1, 2009. The guidance did not change the way the Company’s valuation techniques for measuring liabilities at fair value.
In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which updates ASC Topic 820. This guidance is intended to provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY ORDERS
On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Commonwealth of Pennsylvania Department of Banking (“Department”). The material terms of the Orders are identical and require Royal Bank to: (i) have and retain qualified management, and notify the FDIC and the Department of any changes in Royal Bank’s Board of Directors or senior management; (ii) increase participation of Royal Bank’s Board of Directors in Royal Bank’s affairs by having the board assume full responsibility for approving Royal Bank’s policies and objectives and for supervising Royal Bank’s management; (iii) eliminate all assets classified as “Loss” and formulate a written plan to reduce assets classified as “Doubtful” and “Substandard” at its regulatory examination; (iv) develop a written plan to reduce delinquent loans, and restrict additional advances to borrowers with existing credits classified as “Loss,” “Doubtful” or “Substandard”; (v) develop a written plan to reduce Royal Bank’s commercial real estate loan concentration; (vi) maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) equal to or greater than 12%; (vii) formulate and implement written profit plans and comprehensive budgets for each year during which the Orders are in effect; (viii) formulate and implement a strategic plan covering at least three years, to be reviewed quarterly and revised annually; (ix) revise the liquidity and funds management policy and update and review the policy annually; (x) refrain from increasing the amount of brokered deposits held by Royal Bank and develop a plan to reduce the reliance on non-core deposits and wholesale funding sources; (xi) refrain from paying cash dividends without prior approval of the FDIC and the Department; (xii) refrain from making payments to or entering contracts with Royal Bank’s Holding Company or other Royal Bank affiliates without prior approval of the FDIC and the Department; (xiii) submit to the FDIC for review and approval an executive compensation plan that incorporates qualitative as well as profitability performance standards for Royal Bank’s executive officers; (xiv) establish a compliance committee of the Board of Directors of Royal Bank with the responsibility to ensure Royal Bank’s compliance with the Orders; and (xv) prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders. The Orders will remain in effect until modified or terminated by the FDIC and the Department.
The Orders do not restrict Royal Bank from transacting its normal banking business. Royal Bank will continue to serve its customers in all areas including making loans (with the exception of new non-owner occupied commercial real estate and construction loans), establishing lines of credit, accepting deposits and processing banking transactions. Customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Orders.
Following are the actions Royal Bank has taken to respond to and comply with the Orders as of the date of this report:
1.	Board Oversight and Senior Management

The Board of Director’s has increased their participation in the affairs of Royal Bank. A new Regulatory Compliance Committee comprised of outside directors and management was created in the third quarter of 2009. The purpose of the Committee is to monitor compliance with the Orders. Royal Bank has recently completed an internal assessment of senior management’s qualifications and has submitted the report to the FDIC and the Department for their review.

2.	Reduction of Classified Assets

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department have approved the classified assets plan. No advances were made on any classified loan unless approved by the Board of Directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs and specific reserves) and other real estate owned (“OREO”) from $149.6 million at June 30, 2009 to $106.2 million at December 31, 2009.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY ORDERS — Continued
3.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department have approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the Board of Directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing delinquent loans from $36.3 million at June 30, 2009 to $27.5 million at December 31, 2009.

4.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department have approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration from $289.1 million at June 30, 2009 to $253.7 million at December 31, 2009, which amounted to 227.7% of total capital and 251.7% of Tier 1 capital. At year end 2009, Royal’s total CRE loans were below 300% of capital and were almost $49 million less than what was projected under the CRE concentration Plan.

At December 31, 2009, total construction/land loans (“CL loans”) amounted to $114.9 million, or 102.9% of total capital and 113.7% of Tier 1 capital. CL loans were approximately $39 million less than what was projected under the CRE concentration plan at year end 2009.

5.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At December 31, 2009, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 13.37% and 8.09%, respectively.

6.	Budget Plan

Royal Bank submitted to the FDIC and the Department a revised 2009 budget and profit plan required under the Orders. The FDIC and the Department have approved the 2009 budget and profit plan. In addition Royal Bank has submitted to the FDIC and the Department a 2010 budget and profit plan.

7.	Strategic Plan

Royal Bank submitted to the FDIC and the Department a three-year strategic plan required under the Orders. The FDIC and the Department have approved the three-year strategic plan. The Board of Directors and senior management are executing the strategic plan and will incorporate any modifications as deemed necessary by our regulators.

8.	Liquidity and Funds Management

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At December 31, 2009, Royal Bank had $56.7 million in cash on hand and $143.5 million in unpledged agency securities. At December 31, 2009, the liquidity to deposits ratio was 33.1% compared to Royal Bank’s 12% target and the liquidity to total liabilities was 24.0% compared to Royal Bank’s 10% target.

9.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department have approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $20 million from $226.9 million at June 30, 2009 to $206.9 million at December 31, 2009. Royal Bank has redeemed an additional $23.8 million in brokered CDs through February 2010. Borrowings declined $26.1 million from $283.9 million at June 30, 2009 to $257.8 million at December 31, 2009. The borrowing amounts do not include the $3.8 million in obligations owned via equity investment which are not guaranteed by Royal Bank or any of its subsidiaries.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY ORDERS — Continued
10.	Cash Dividends and other Payments to the Company

Royal Bank will seek approval from the FDIC and the Department prior to declaring a cash dividend to the Company and prior to making payments or entering into new contracts with our affiliates.

11.	Executive Compensation

Royal Bank submitted to the FDIC an executive compensation plan (“compensation plan”) required under the Orders. The FDIC has approved the compensation plan. Royal Bank was not required to submit the compensation plan to the Department.
Royal Bank has submitted all required quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders as of the date of this report.
NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale investment securities are summarized as follows:

		Included in Accumulated Other
As of December 31, 2009		Comprehensive Loss (AOCI)
			Gross unrealized losses
				Non-credit
		Gross		related
	Amortized	unrealized	Non-OTTI	OTTI in
(In thousands)	cost	gains	in OCI	OCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$21,393	$234	$(26)	$—	$21,601
U.S. government agencies	1,150	3	(2)	—	1,151
Preferred stocks	2,500	—	(270)	—	2,230
Common stocks	381	71	(8)	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	316,911	2,871	(1,281)	—	318,501
Non-agency	23,010	145	(875)	(1,082)	21,198
Collateralized debt obligations	24,825	—	—	—	24,825
Corporate bonds	7,911	9	(423)	(630)	6,867
Trust preferred securities	32,926	2,064	(177)	(678)	34,135
Other securities	7,892	8	(133)	—	7,767

Total available for sale	$438,899	$5,405	$(3,195)	$(2,390)	$438,719

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued

		Included in Accumulated Other
As of December 31, 2008		Comprehensive Loss (AOCI)
			Gross Unrealized Losses
		Gross		Non-credit
	Amortized	unrealized	Non-OTTI in	related OTTI
(In thousands)	cost	gains	AOCI	in AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$53,871	$1,190	$—	$—	$55,061
U.S. government agencies	48,109	82	—	—	48,191
Preferred stocks	4,000	—	(1,703)	—	2,297
Common stocks	19,907	8	(7,208)	—	12,707
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	77,848	1,649	(72)	—	79,425
Non-agency	43,711	—	(6,221)	—	37,490
Collateralized debt obligations	35,000	—	(8,840)	—	26,160
Corporate bonds	57,445	641	(6,748)	—	51,338
Trust preferred securities	36,316	606	(6,778)	—	30,144
Other securities	7,631	54	(196)	—	7,489

Total available for sale	$383,838	$4,230	$(37,766)	$—	$350,302

The investment portfolio grew $88.4 million from $350.3 million at December 31, 2008 to $438.7 million at December 31, 2009. During 2009, the Company restructured the portfolio by increasing investments in securities issued by government sponsored entities by $158.6 million and reducing investments in corporate bonds and non-agency collateralized mortgage obligations by $44.5 million and $16.3 million, respectively.
The amortized cost and fair value of investment securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2009
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$25,556	$25,557
After 1 but within 5 years	8,330	7,286
After 5 but within 10 years	—	—
After 10 years	32,926	34,135
Mortgage-backed securities-residential	21,393	21,601
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	316,911	318,501
Non-agency	23,010	21,198

Total available for sale debt securities	428,126	428,278

No contractual maturity	10,773	10,441

Total available for sale securities	$438,899	$438,719

Proceeds from the sales of investments available for sale during 2009, 2008 and 2007 were $184.2 million, $15.8 million, and $20.8 million, respectively resulting in net realized gains (losses) of $1.9 million, ($1.3 million), and $5.4 million during 2009, 2008, and 2007, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
As of December 31, 2009, investment securities with a market value of $154.9 million were pledged as collateral to secure advances with the FHLB.
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
The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009:

December 31, 2009	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
Investment securities available for sale
Mortgage-backed securities-residential	$11,922	$(26)	3	$—	$—	—	$11,922	$(26)	3
U.S. government agencies	398	(2)	4	—	—	—	398	(2)	4
Preferred stocks	—	—	—	2,230	(270)	1	2,230	(270)	1
Common stocks	41	(8)	3	—	—	—	41	(8)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	111,661	(1,281)	25	—	—	—	111,661	(1,281)	25
Non-agency	—	—	—	12,487	(1,957)	5	12,487	(1,957)	5
Collateralized debt obligations	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	5,602	(1,053)	2	5,602	(1,053)	2
Trust preferred securities	—	—	—	12,630	(855)	4	12,630	(855)	4
Other securities	—	—	—	1,158	(133)	1	1,158	(133)	1
Total available for sale	$124,022	$(1,317)	35	$34,107	$(4,268)	13	$158,129	$(5,585)	48

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
The AFS portfolio had gross unrealized losses of $5.6 million at December 31, 2009, which declined from gross unrealized losses of $37.8 million at December 31, 2008. The improvement in gross unrealized losses is related to $11.0 million in impairment charges recorded in earnings in 2009 as described below and to the overall improvement in the fair values of the securities in the Company’s investment portfolio. The gross unrealized losses have improved significantly in the last two quarters as the financial markets have begun to recover. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.
Preferred stocks: As of December 31, 2009, the Company had one preferred stock holding of a financial institution with a total fair value of $2.2 million and an unrealized loss of $270,000, or 10.8% of its aggregate cost. Management evaluated analysts near term earnings estimates and recent stock price recovery in relation to the severity and duration of the unrealized loss. While the stock is rated below investment grade, the stock price has seen a 21% price recovery since the second quarter of 2009. The issuer is current with dividend payments. Management believes that the fair value of the preferred stock was not a result of the financial condition and near term projections of the issuer but rather reflected investor concerns about recent losses in the financial services industry related to subprime, construction and commercial real estate lending, a recent acquisition, and other non credit-related factors. Because the Company does not intend to sell the stock before recovery of its cost basis and will not more likely than not be required to sell the stock before recovery of its cost basis, it does not consider the impairment to be other-than-temporary at December 31, 2009. During the third quarter of 2009, the Company sold a preferred stock holding in a financial institution for a gain of $296,000. The Company had previously recorded an OTTI charge to earnings on this preferred stock in the first quarter of 2009 for $1.1 million.
Common stocks: As of December 31, 2009, the Company had three common stocks of financial institutions with a total fair value of $41,000 and an unrealized loss of $8,000, or 15.6% of its aggregate cost. The Company recorded an OTTI charge to earnings of $62,000 related to two of these three common stocks during the second quarter of 2009. Because the Company does not intend to sell these stocks before recovery of their cost basis and will not more likely than not be required to sell the stocks before recovery of their cost basis, it does not consider the unrealized loss to be other-than-temporary at December 31, 2009. Total impairment charges recorded in 2009 related to these common stocks were $543,000.
At June 30, 2009, the Company had 276 large cap, small cap and mid-cap common stocks in six separate accounts managed exclusively for the benefit of the Company by an investment management company. The total fair value was $13.7 million and unrealized losses were $2.3 million, or 15% of their aggregate cost. The Company had recorded impairment losses of $3.8 million on this portfolio during the first six months of 2009. As a result of the improvement in the stock market during the third quarter of 2009 management concluded that it was in the best interest of the Company to sell the entire managed common stock portfolios. Several analysts had indicated that the market was poised for a correction after increasing almost 50% since late in the first quarter of 2009. During the third quarter the Company sold these stocks and minimized the loss to $130,000, or 1% of their aggregate cost.
For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which is described below.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”): As of December 31, 2009, the Company had 25 Agency CMOs with a fair value of $111.7 million and gross unrealized losses of $1.3 million, or 1.1% of their aggregate cost. All of the Agency CMOs had been in an unrealized loss position for less than one year. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2009.
Non-agency collateralized mortgage obligations (“Non-agency CMOs”): As of December 31, 2009, the Company had five non-agency CMOs with a fair value of $12.5 million and gross unrealized losses of $2.0 million, or 13.6% of their aggregate cost. All five of the non-agency CMO bonds were in an unrealized loss position for more than twelve months. Three bonds accounted for $1.9 million, or 99% of the gross unrealized loss. During the second quarter of 2009, the Company concluded that two of these three bonds were other-than-temporarily impaired and recognized in earnings the credit-related loss of $459,000. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bonds by considering numerous factors including credit default rates, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. Two of the bonds are below investment grade and the third bond is rated A.
Management utilized discounted cash flow analysis as required under ASC Topic 320 and ASC Topic 325 to determine the credit component of the unrealized loss for the three bonds. As a result, management concluded that there was no additional credit-related loss on the two bonds that were previously deemed other-than-temporarily impaired. In addition there was no credit-related loss on the third bond. Management expects to fully collect the amortized cost basis of all five bonds. The Company does not intend to sell the non-agency CMOs and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Therefore, the Company does not consider the remaining five bonds to be other-than-temporarily impaired as of December 31, 2009. The total gross unrealized loss of $2.0 million recognized in comprehensive income is comprised of the $1.1 million in noncredit-related losses on the two bonds deemed other-than-temporarily impaired and $875,000 in unrealized losses on the three bonds not considered other-than-temporarily impaired.
Collateralized debt obligations (“CDOs”): As of December 31, 2009, the Company had one CDO with an amortized cost and fair value of $24.8 million. The Company sold this CDO in January of 2010 and wrote down the $25.0 million par value to the sales price as of December 31, 2009 realizing a loss of $175,000. In December 2009, two CDOs totaling $10.0 million matured and the Company was paid in full.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
Corporate bonds: As of December 31, 2009, the Company had two corporate bonds with a fair value of $5.6 million and gross unrealized losses of $1.1 million, or 15.8% of their aggregate cost. One of the corporate bonds was deemed other-than-temporarily impaired as of June 30, 2009 resulting in a $305,000 credit-related loss recognized in earnings. Both bonds have been in an unrealized loss position for longer than twelve months and are below investment grade. The Company’s unrealized losses in investments in corporate bonds represent credit risk of the underlying issuers, which are finance companies. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments. Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component as required under ASC Topic 320 to determine the credit risk component of the corporate bonds. Based on these analyses, there was no further credit-related loss on the one bond that was deemed other-than-temporarily impaired and the other bond was not deemed other-than-temporarily impaired. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company recognized the non-credit related loss of $630,000 on the bond that was deemed other-than-temporarily impaired and $423,000 in unrealized losses on the other bond in comprehensive income at December 31, 2009.
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
Trust preferred securities: At December 31, 2009, the Company had eleven trust preferred securities issued by eight individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry. The valuations of trust preferred securities were based upon the fair market values of active trades for four of the securities and ASC Topic 320 using cash flow analysis for the remaining seven securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. As of December 31, 2009, the Company has four trust preferred securities with a fair value of $12.6 million and gross unrealized losses of $855,000, or 6.3% of their aggregate cost. All four of the trust preferred securities have been in an unrealized loss position for twelve months or longer. Two of the securities are below investment grade and two securities are not rated. Three of the four trust preferred securities were deemed other-than-temporarily impaired at June 30, 2009.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
The unrealized losses in investments in trust preferred securities of the Company reflect the credit concerns related to the financial institutions that issued these long term financial obligations. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in lower values for all trust preferred securities. Management then applied a discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component of the unrealized loss as required by ASC Topic 320. As a result, there was no additional credit-related loss on two of three bonds previously deemed other-than-temporarily impaired. The third bond previously deemed other-than-temporarily impaired had an additional credit-related loss of $468,000. Because the Company does not intend to sell these three securities and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, only the credit-related loss was recognized in earnings. The resulting credit-related loss was $468,000 at December 31, 2009 and the remaining noncredit-related loss of $678,000 was recognized in other comprehensive income. Because the Company does not intend to sell the trust preferred security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be maturity, the Company does not consider the fourth security to be other-than-temporarily impaired as of December 31, 2009. The total gross unrealized loss of $855,000 recognized in comprehensive income is comprised of the $678,000 in noncredit-related losses on the three securities deemed other-than-temporarily impaired and $177,000 in unrealized loss on the one security not considered other-than-temporarily impaired.
During the fourth quarter the Company decided to negotiate the early redemption of one trust preferred security by its issuer, which is in the troubled real estate market of Florida. At June 30, 2009, this trust preferred security was deemed other-than-temporarily impaired and the credit-related loss of $1.0 million was recognized in earnings. At December 31, 2009, the Company wrote down the value of the security to the negotiated redemption price of 78. Consequently, an additional impairment charge of $535,000 was recognized in earnings in the fourth quarter of 2009. In addition the Company decided to sell a second trust preferred security that was deemed other-than-temporarily impaired at June 30, 2009. The decision to sell was due to the concentration risk associated with this issuer. This security is a level one security and the amortized cost was written down to its fair market value at December 31, 2009. The resulting impairment charge of $64,000 was recognized in earnings in the fourth quarter of 2009. For 2009 total impairment charges on trust preferred securities were $3.0 million which included credit-related losses of $2.9 million.
Other securities: As of December 31, 2009, the Company had eight investments in real estate and SBA funds. As of December 31, 2009, one of the private equity real estate funds has a fair value of $1.2 million and an unrealized loss of $133,000, or 10.3% of the cost basis. It has been in an unrealized loss position for greater than twelve months. Management reviewed the fund’s financials and asset values, its near-term projections, consulted with the fund managers, and considered any unusual situation pertaining to a specific fund, such as significant changes in the dividend, industry trend or critical negative factor. Because the Company does not intend to sell the private equity fund and it is not more likely than not that the Company will be required to sell the private equity fund before recovery of its amortized cost basis, it does not consider the impairment to be other-than-temporary.
The Company has two investments in private equity global commercial real estate investment funds with a total fair value of $894,000 at December 31, 2009. After reviewing the fund’s financials and asset values, its near-term projections, and consultations with the fund managers, the Company does not anticipate recovery to the original cost basis. One of the funds was deemed other-than-temporarily impaired as of June 30, 2009 and resulted in total impairment charges of $295,000 being recognized in earnings during 2009. The second fund was deemed other-than-temporarily impaired as of September 30, 2009 and resulted in total impairment charges of $474,000 being recognized in earnings during 2009. The declines in value reflect the current worldwide recession in general and the specific reduction in values of commercial real estate globally.
The Company will continue to monitor all of the above investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at December 31, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(In thousands)
Balance at January 1, 2009	$—
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	4,821
Reductions for securities sold during the period (realized)	(1,061)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	(1,864)

Balance at December 31, 2009	$1,896

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

	For the years ended
	December 31,
(In thousands)	2009	2008	2007
Mortgage-backed securities-residential	$—	$4,953	$—
Non-agency collateralized mortgage obligations	459	3,188	—
Corporate bonds	1,353	11,497	—
Trust preferred securities	3,009	—	—
Common stocks	4,334	—	—
Preferred stocks	1,117	3,750	—
Other securities	769	—	—

	$11,041	$23,388	$—

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008:

December 31, 2008	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
Investment securities available for sale
Mortgage-backed securities-residential	$—	$—	—	$—	$—	—	$—	$—	—
U.S. government agencies	—	—	—	—	—	—	—	—	—
Preferred stocks	1,940	(560)	1	357	(1,143)	1	2,297	(1,703)	2
Common stocks	12,657	(7,208)	7	—	—	—	12,657	(7,208)	7
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	5,228	(72)	2	—	—	—	5,228	(72)	2
Non-agency	25,483	(5,328)	8	12,008	(893)	5	37,491	(6,221)	13
Collateralized debt obligations	20,353	(4,647)	1	5,807	(4,193)	2	26,160	(8,840)	3
Corporate bonds	23,794	(5,902)	10	8,643	(846)	2	32,437	(6,748)	12
Trust preferred securities	22,818	(6,484)	9	1,720	(294)	1	24,538	(6,778)	10
Other securities	1,470	(196)	2	—	—	—	1,470	(196)	2

Total available for sale	$113,743	$(30,397)	40	$28,535	$(7,369)	11	$142,278	$(37,766)	51

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
During 2008, the Company recorded an impairment charge to earnings of $18.4 million related to corporate bonds, collateralized mortgage obligations (“CMOs”) and preferred stocks of financial institutions. Management concluded that these investments were “other than temporarily impaired.” In addition, the Company recorded an impairment charge of approximately $5.0 million relating to a government mortgage-backed security previously pledged in connection with an interest rate swap agreement entered into in 2002. See “Note 1 — Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further discussion.
NOTE 4 — LOANS AND LEASES
Major classifications of loans are as follows:

	As of December 31,
(In thousands)	2009	2008
Loans secured by real estate:
Construction	$52,196	$167,204
Construction and land development — mezzanine	—	2,421
Land development	66,878	74,168
Secured by 1-4 family residential real estate:
Revolving, open-end loans secured by residential real estate and extended under lines of credit	1,272	1,322
All other loans secured by 1-4 family residential real estate:
Secured by first liens	44,053	21,607
Secured by junior liens	3,173	4,551
Secured by multi family (5 or more) residential real estate	22,017	14,059
Secured by residential real estate — mezzanine	2,480	335
Secured by non-farm nonresidential real estate	277,234	234,573
Secured by non-farm nonresidential real estate — mezzanine	—	4,111
Tax certificates	73,106	64,168
Commercial and industrial loans	104,063	86,278
Loans to individuals for household, family, and other personal expenditures	1,514	1,031
Obligations of state and political subdivisions in the U.S.	—	47
Lease financing receivables (net of unearned income)	39,097	26,123
All other loans	659	165
Less: Deferred loan fees	(878)	(1,441)

Total loans and leases, net of unearned income	$686,864	$700,722

The Company granted loans to the officers and directors of the Company and to their associates. In accordance with Regulation O, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $4.8 million and $4.3 million at December 31, 2009 and 2008. During 2009 there were two new loans approved totaling $650,000. Total payments received on related party loans in 2009 were $160,000.
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 4 — LOANS AND LEASES — Continued
The Company’s policy for income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method. As of December 31, 2009, the Company did not have any restructured loans.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.
The following is a summary of information pertaining to impaired loans:

	As of December 31,
(In thousands)	2009	2008
Impaired loans and leases with a valuation allowance	$46,670	$69,350
Impaired loans and leases without a valuation allowance	27,009	16,480

Total impaired loans and leases	$73,679	$85,830

Valuation allowance related to impaired loans and leases	$10,958	$12,882

	For the years ended December 31,
(In thousands)	2009	2008	2007
Average investment in impaired loans and leases	$79,754	$55,134	$24,741
Interest income recognized on impaired loans and leases	$242	$302	$763
Interest income recognized on a cash basis on impaired loans and leases	$242	$302	$763
Non-accrual and impaired loans and leases amounted to $73.7 million and $85.8 million at December 31, 2009 and 2008, respectively. Construction and land loans, non-residential and residential real estate loans represent 33%, 27% and 20%, respectively of the $73.7 million in non-accrual loans at December 31, 2009. The $12.1 million decline in non-accrual loans was the result of a $42.9 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual, $27.8 million transferred to other real estate owned, and $19.8 million in charge-offs which collectively were offset by $78.4 million in additions. If interest had been accrued, such income would have been approximately $6.2 million, $5.1 million, and $3.0 million, for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009, the Company had no troubled debt restructured loans or loans past due 90 days or more on which interest continues to accrue. The $1.9 million decline in the valuation allowance was primarily related to $12.6 million in charge-offs recorded in 2009 on loans that were impaired at December 31, 2008 offset by a $10.9 million valuation allowance on loans that became impaired in 2009.
Total cash collected on impaired loans and leases during 2009, 2008, and 2007 was $21.6 million, $7.6 million, and $16.6 million, respectively, of which $21.3 million, $7.3 million, and $15.8 million was credited to the principal balance outstanding on such loans, respectively.
The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate and construction and land development loans at December 31, 2009. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 4 — LOANS AND LEASES — Continued
Changes in the allowance for loan and lease losses were as follows:

	For the years ended December 31,
(In thousands)	2009	2008	2007
Balance at the beginning of the year	$28,908	$19,282	$11,455
Charge-offs	(19,818)	(12,327)	(5,466)
Recoveries	636	112	267

Net charge-offs	(19,182)	(12,215)	(5,199)
Provision for loan and lease losses	20,605	21,841	13,026

Balance at the end of year	$30,331	$28,908	$19,282

NOTE 5 — OTHER REAL ESTATE OWNED
Other real estate owned (“OREO”) increased $20.0 million from $10.3 million at December 31, 2008 to $30.3 million at December 31, 2009. Set forth below is a table which details the changes in OREO from December 31, 2008 to December 31, 2009.

		2009
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Beginning balance	$10,346	$20,244	$29,310	$25,611
Capital improvements	711	1,626	94	—
Sales	—	—	(2,958)	(3,625)
Assets acquired on non-accrual loans	9,231	7,953	720	11,252
Other	(44)	37	(324)	(165)
Impairment charge	—	(550)	(1,231)	(2,756)

Ending balance	$20,244	$29,310	$25,611	$30,317

During the first quarter of 2009, the Company acquired the collateral for three loans through, or in lieu of, foreclosure. At the time of the transfer to OREO, the Company recorded a charge-off of $867,000 through the allowance for loan and lease losses on one of the properties due to the loan balance exceeding the fair market value of the collateral. On another property during the fourth quarter of 2008, the Company recorded a charge-off of $2.3 million through the allowance for loan and lease losses and transferred the remaining balance to OREO in the first quarter of 2009. Additionally, in the second quarter of 2009, the Company established a $550,000 valuation allowance against the carrying value of an asset transferred to OREO during the first quarter of 2009. The Company had negotiated the sale of that asset and used the offered purchase price in valuing the asset. The remaining asset acquired was recorded to OREO at the carrying value of the loan, which approximated fair value.
During the second quarter of 2009, the Company acquired the collateral for four loans through, or in lieu of, foreclosure. At the time of the transfer to OREO, the Company recorded $3.8 million in charge-offs on two of the loans, for which $2.9 million had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. A third loan had a $954,000 charge-off recorded against the allowance for loan and lease losses in 2008 and was transferred to OREO at the carrying value, which approximated fair value. The last loan was transferred at the carrying value, which approximated fair value.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 5 — OTHER REAL ESTATE OWNED — Continued
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
During the fourth quarter of 2009, the Company acquired the collateral for five loans through, or in lieu of, foreclosure. At the time of the transfer to OREO, the Company recorded $1.8 million in charge-offs on three of the loans, for which $1.2 million had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. The Company charged-off the $335,000 mezzanine loan related to the fourth loan and the fifth loan was transferred at cost.
In the fourth quarter of 2009, the Company sold the collateral related to three loans which were foreclosed on prior to 2009. The first sale is related to a five building condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. In 2009, the Company completed the construction of two of the buildings. In the fourth quarter of 2009, the Company held an auction of the 51 completed condominiums. As of December 31, 2009, the Company closed on 24 of the condominiums for net proceeds of $3.1 million. As of February 25, 2010, another 16 condominiums have been sold for net proceeds of $2.0 million. In the fourth quarter of 2009, the Company recorded approximately a $2.4 million valuation allowance based on a current appraisal of the three remaining pad sites. The Company is actively marketing those three sites. The second sale in the fourth quarter of 2009 was a home located in King George, Virginia. The Company recorded net proceeds of $453,000 and recorded a $47,000 loss. The third sale was a small home in Columbus, Ohio. The Company received $7,000 in net proceeds and recorded a loss of $16,000.
Additionally, in the fourth quarter of 2009 the Company recorded valuation allowances of $157,000 and $170,000 on loans that were transferred to OREO in the first and second quarters of 2009, respectively. The $157,000 valuation allowance is based on a new appraisal of the property. The $170,000 valuation allowance is based on an agreement of sale which was executed in the fourth quarter of 2009.
The Company is working to satisfactorily sell the remaining OREO properties using existing relationships and possible future auctions. However the Company recognizes that due to the continued weak housing and commercial real estate markets the successful disposition of the properties will likely take considerable time.
NOTE 6 — PREMISES AND EQUIPMENT

		As of December 31,
	Estimated
(In thousands)	Useful Lives	2009	2008
Land		$2,396	$2,396
Buildings and leasehold improvements	5 - 39 years	8,082	8,010
Furniture, fixtures and equipment	3 - 7 years	6,922	6,711

		17,400	17,117
Less accumulated depreciation and amortization		(11,094)	(10,191)

		$6,306	$6,926

Depreciation and amortization expense, related to premises and equipment, was approximately $907,000, $1.1 million, and $1.3 million, for the years ended 2009, 2008, and 2007, respectively. Depreciation and amortization related to real estate owned via equity investments is not included in the above table.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 7 — LEASE COMMITMENTS
The Company leases various premises under non-cancelable operating lease agreements, which expire through 2017 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31:

As of
(In thousands)	December 31, 2009
2010	$1,088
2011	829
2012	665
2013	401
2014	215
Thereafter	117

Total lease commitments	$3,315

The leases contain options to extend for periods from one to ten years. The cost of such lease extensions is not included in the above table. Rental expense for all leases was approximately $1.2 million, $1.3 million, and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
NOTE 8 — DEPOSITS
Deposits are summarized as follows:

	As of December 31,
(In thousands)	2009	2008
Demand	$63,168	$50,886
NOW	45,248	48,431
Money Market	168,893	145,438
Savings	15,336	15,171
Time deposits (over $100)	141,652	107,783
Time deposits (under $100)	240,557	174,184
Brokered deposits	206,901	218,175

Total deposits	$881,755	$760,068

Maturities of time deposits for the next five years and thereafter are as follows:

As of
(In thousands)	December 31, 2009
2010	$392,219
2011	170,324
2012	11,240
2013	5,848
2014	4,031
Thereafter	5,448

Total certificates of deposit	$589,110

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 9 — BORROWINGS AND SUBORIDNATED DEBENTURES
1. Advances from the Federal Home Loan Bank
Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of December 31, 2009. At December 31, 2009, advances from the FHLB totaling $209.5 million, which includes the $22.0 million mentioned above, will mature within one day to four years. The FHLB advances had a weighted average interest rate of 3.91%. The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans. As of December 31, 2009, investment securities with a market value of $154.9 million were pledged as collateral to the FHLB. The average balance of advances with the FHLB during 2009 was $226.9 million.
The available borrowing capacity is based on qualified collateral. During the first quarter of 2010, Royal Bank was notified by the FHLB that they were being placed on an over collateralized delivery requirement of 105%. The FHLB’s decision was based primarily upon the level of Royal Bank’s non-performing assets and net loss. The available amount for future borrowings will be based on the amount of collateral to be pledged.
At December 31, 2008, advances from FHLB totaled $230.6 million with maturities within one day to five years. These advances had a weighted average interest rate of 4.00%. The average balance of advances with the FHLB during 2008 was $223.2 million.
Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

		As of December 31,
(Dollars in thousands)	2009		2008
	Amount	Rate	Amount	Rate
Advances maturing in
2009	$—	—	$37,000	2.63%
2010	114,500	4.41%	92,500	5.30%
2011	—	—	—	—
2012	30,000	4.32%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%
Amortizing advance, due April 2012,			—
requiring monthly principal and interest of $558,400	15,001	3.46%	21,069	3.46%

Total FHLB borrowings	$209,501		$230,569

2. Other borrowings
The Company has a note payable with PNC Bank (“PNC”) at December 31, 2009 in the amount of $4.7 million with a maturity date of August 25, 2016. The note payable balance at December 31, 2008 was $5.1 million. The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly. The interest rate at December 31, 2009 and 2008 was 0.38% and 1.59%, respectively.
At December 31, 2009 and 2008, the Company had additional borrowings of $40 million from PNC which will mature on January 7, 2018. These borrowings are secured by government agencies and mortgaged-backed securities. These borrowings have a weighted average interest rate of 3.65%. As of December 31, 2009, investment securities with a market value of $53.5 million were pledged as collateral to secure all borrowings with PNC.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 9 — BORROWINGS AND SUBORDINATED DEBENTURES — Continued
3. Subordinated debentures
The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”). The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 2.40% at December 31, 2009, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities had an initial interest rate of 5.80% until December 2009 and now resets quarterly at 3-month LIBOR plus 2.15%. The interest rate at December 31, 2009 was 2.40%.
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
On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of December 31, 2009 the trust preferred interest payment in arrears was $529,000 and has been recorded in interest expense and accrued interest payable.
NOTE 10 — INCOME TAXES
The components of the income tax expense (benefit) included in the consolidated statements of operations are as follows:

	For the years ended December 31,
(In thousands)	2009	2008	2007
Income tax expense (benefit)
Current	$648	$(7,819)	$2,620
Deferred	(174)	10,462	(4,188)
Income tax expense (benefit)	$474	$2,643	$(1,568)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 10 — INCOME TAXES — Continued
The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2009, 2008, and 2007 is as follows:

	For the years ended December 31,
(In thousands)	2009	2008	2007
Computed tax benefit at statutory rate	$(11,474)	$(12,404)	$(351)
Tax-exempt income	(120)	(170)	(229)
Low-income housing tax credit	—	—	—
Nondeductible expense	58	69	78
Bank owned life insurance	1,306	(432)	(306)
Bank owned life insurance excise penalty	474	—	—
Other non-taxable income	—	(413)	(391)
Other, net	—	496	(369)
Increase in valuation allowance	10,230	15,497	—

Applicable income tax expense (benefit)	$474	$2,643	$(1,568)

Deferred tax assets and liabilities consist of the following:

	As of December 31,
(In thousands)	2009	2008

Deferred tax assets
Allowance for loan and lease losses	$10,616	$10,118
Tax net operating loss carryforward	3,164	—
Asset valuation reserves	431	431
Security writedowns	1,780	—
OREO writedowns	1,395	—
Investment in partnerships	3,732	3,654
Accrued pension liability	4,191	3,641
Accrued stock-based compensation	767	732
Net operating loss carryovers from Knoblauch State Bank	1,232	1,232
Unrealized losses on investment securities available for sale	61	11,738
Other	5	—

Deferred tax assets before valuation allowance	27,374	31,546

Less valuation allowance	(25,727)	(15,497)
Less valuation allowance for equity securities	(97)	(3,119)

Total deferred tax assets	1,550	12,930

Deferred tax liabilities
Penalties on delinquent tax certificates	559	420
Accretion on investments	395	488
Prepaid deductions	212	337
Other	(30)	(30)

Total deferred tax liabilities	1,136	1,215

Net deferred tax assets, included in other assets	$414	$11,715

As of December 31, 2009 the Company had net operating income tax loss carryforwards of approximately $9.0 million which are available to be carried forward to future tax years. These loss carryforwards will expire in 2029 if not utilized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 10 — INCOME TAXES — Continued
The Company has approximately $22.0 million of net operating loss carryovers from the acquisition of Knoblauch State Bank (“KSB”) of which $3.5 million was available to be utilized as of December 31, 2009. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code.
The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. The deferred tax assets, net of valuation allowances, totaled $414,000 and $11.7 million at December 31, 2009 and 2008, respectively. Management evaluated the deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors.
As of December 31, 2009, the Company was in a cumulative book taxable loss position for the three-year period ended December 31, 2009. For purposes of establishing a deferred tax asset valuation allowance, this cumulative book taxable loss position is considered significant objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. The cumulative book taxable loss position was caused by the negative impact on results from the banking operations, investment impairments and loan and lease losses over the past two years. These conditions deteriorated dramatically during the three month period ended December 31, 2008 and continued throughout 2009, causing a significant increase in the pre-tax losses due in part to much higher credit losses, and downward revisions to projections of future results.
As of December 31, 2009 and 2008, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. As a result, the Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the three month period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009, the Company established an additional valuation allowance of $10.2 million, which was a result of the net operating loss for the year and the portion of the future tax benefit that more likely than not will not be utilized in the future. The additional valuation allowance did not impact the net loss as no tax benefit was recorded during 2009.
As of December 31, 2009 the valuation allowance for deferred tax assets totaled $25.7 million, which excludes the $97,000 valuation allowance related to equity securities. The deferred tax assets of $414,000 relates to projected reversals of temporary differences in 2010 that management believes are more likely than not realizable.
As a result of the January 1, 2007 adoption of new guidance issued under FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”) the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Bank applied the new guidance of ASC Topic 740 to all tax positions for which the statute of limitations remained open. There was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings as a result of the adoption of the new guidance under ASC Topic 740.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 10 — INCOME TAXES — Continued
The Company is subject to income taxes in the U. S. and various state and local jurisdictions. As of December 31, 2009, tax years 2006 through 2009 are subject to examination by various taxing authorities. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.
NOTE 11 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
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
The contract amounts are as follows:

	As of December 31,
(In thousands)	2009	2008

Financial instruments whose contract amounts represent credit risk
Open-end lines of credit	$44,829	$98,549
Commitments to extend credit	1,630	1,840
Standby letters of credit and financial guarantees written	3,477	4,563
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
The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory or equipment.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through the first quarter of 2011. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory or equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is approximately 75%.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 12 – LEGAL CONTINGENCIES
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
NOTE 13 – SHAREHOLDERS’ EQUITY
1. Preferred Stock
On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the United States Department of Treasury (“Treasury”), the Company issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share. In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock. The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash. The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators. The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock. The Company’s utilized the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity while also balancing the goal to remain well-capitalized.
2. Common Stock
The Company’s Class A common stock trades on the NASDAQ Global Market under the symbol RBPAA. There is no market for the Company’s Class B common stock. The Class B shares may not be transferred in any manner except to the holder’s immediate family. Class B shares may be converted to Class A shares at the rate of 1.15 to 1. Class B common stock is entitled to one vote for each Class A share and ten votes for each Class B share held. Holders of either class of common stock are entitled to conversion equivalent per share dividends when declared.
On May 16, 2007, the Company’s Board of Directors authorized the repurchase of up to 670,000 shares of the Company’s common stock. For the year ended December 31, 2008, 100,000 shares were repurchased at an average price of $9.46. There were no common stock repurchases in 2009.
3. Payment of Dividends
Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) concerning the payment of dividends by the Company. Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings). Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the Federal Deposit Insurance Corporation (“FDIC”).
In addition, dividends paid by Royal Bank and Royal Asian to the Company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 13 – SHAREHOLDERS’ EQUITY — Continued
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of December 31, 2009, the Series A Preferred stock dividend in arrears is $774,000 which is comprised of $760,000 in dividends and $14,000 in interest which have not been recognized in the consolidated financial statements.
In July of 2008, the Company suspended cash dividends on its common stock to preserve capital and maintain liquidity in response to current financial and economic trends. At December 31, 2009, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. Under the Orders as described in “Note 2 – Regulatory Orders” to the Consolidated Financial Statements, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.
Additionally, as a result of the CPP completed between the Treasury and the Company on February 20, 2009, the Company is required to receive Treasury’s approval for any increases in the dividend above the amount of the last regular quarterly common stock dividend paid and any repurchases of Company common stock. These restrictions on the payment of dividends and the repurchases of common stock by the Company become effective immediately and remain in effect until the earlier date of the third anniversary of the closing date of the preferred shares and the date of the redemption of the preferred shares.
NOTE 14 – REGULATORY CAPITAL REQUIREMENTS
The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2009, management believes that the Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2009, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Under the Orders as described in “Note 2 – Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met these requirements as of December 31, 2009.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 14 – REGULATORY CAPITAL REQUIREMENTS — Continued
The Company’s and the Banks’ actual capital amounts and ratios are also presented in the table.

			As of December 31, 2009
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$141,854	15.45%	$73,446	8.00%	N/A	N/A
Royal Bank	111,412	13.37%	66,685	8.00%	$83,357	10.00%
Royal Asian	14,085	16.99%	6,630	8.00%	8,288	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$130,145	14.18%	$36,723	4.00%	N/A	N/A
Royal Bank	100,772	12.09%	33,343	4.00%	50,014	6.00%
Royal Asian	13,036	15.73%	3,315	4.00%	4,973	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$130,145	9.78%	$53,255	4.00%	N/A	N/A
Royal Bank	100,772	8.09%	49,810	4.00%	62,262	5.00%
Royal Asian	13,036	12.52%	4,164	4.00%	5,205	5.00%

			As of December 31, 2008
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$136,273	13.04%	$83,611	8.00%	N/A	N/A
Royal Bank	97,478	10.26%	76,007	8.00%	$95,008	10.00%
Royal Asian	14,739	18.65%	6,322	8.00%	7,903	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$123,013	11.77%	$41,806	4.00%	N/A	N/A
Royal Bank	85,406	8.99%	38,003	4.00%	57,005	6.00%
Royal Asian	13,749	17.40%	3,161	4.00%	4,742	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$123,013	10.30%	$47,780	4.00%	N/A	N/A
Royal Bank	85,406	7.81%	43,758	4.00%	54,698	5.00%
Royal Asian	13,749	13.97%	3,936	4.00%	4,921	5.00%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 15 — PENSION PLANS
The Company has a noncontributory nonqualified defined benefit pension plan covering certain eligible employees. The Company-sponsored pension plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment. The Company accounts for its pension in accordance with FASB ASC Topic 715 “Compensation-Retirement Benefits” (“ASC Topic 715”). ASC Topic 715 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated OCI. ASC Topic 715 requires the determination of the fair values of plans assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. These amounts will be subsequently recognized as components of net periodic benefits cost. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of Accumulated OCI. Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	For the years ended December 31,
(In thousands)	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$10,233	$9,156
Service cost	505	472
Interest cost	563	526
Benefits paid	(69)	(56)
Amortization of actuarial loss	317	135

Benefits obligation at end of year	$11,549	$10,233

Unrecognized prior service cost	538	628
Unrecognized actuarial loss	1,478	1,189

	$2,016	$1,817

The accumulated benefit obligation at December 31, 2009 and 2008 was $11.0 million and $9.6 million, respectively.
Weighted-average assumptions used to determine benefit obligations and net periodic pension cost, end of year:

	As of December 31,
	2009	2008

Discount rate	5.50%	5.50%
Rate of compensation increase	4.00%	4.00%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 15 — PENSION PLANS — Continued
Net pension cost included the following components:

	For the years ended December 31,
(In thousands)	2009	2008	2007
Service cost	$505	$472	$513
Interest cost	563	526	491
Amortization prior service cost	90	94	94
Amortization prior service loss	27	23	80

Net periodic benefit cost	$1,185	$1,115	$1,178

Benefit payments to be made from the Non-qualified Pension Plan are as follows:

As of December 31, 2009
Non-Qualified
(In thousands)	Pension Plans
2010	$510
2011	578
2012	630
2013	662
2014	662
Next five years thereafter	5,630
Benefit payments are expected to be made from insurance policies owned by Royal Bank. The cash surrender value for these policies was approximately $1.9 million and $1.7 million as of December 31, 2009 and 2008, respectively.
Defined Contribution Plan
The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit. During 2009, no matching contribution was made as a result of a management decision to reduce costs. Matching contributions to the plan were approximately $0, $248,000, and $235,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
NOTE 16 — STOCK COMPENSATION PLANS
Under the Company’s Director’s and Employee’s Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 2.1 million shares of common stock. Non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The Company recognized compensation expense for stock options and restricted stock in the amounts of $226,000, $703,000 and $657,000 for December 31, 2009, 2008 and 2007, respectively. The Company did not grant any options to purchase common stock in 2009.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 16 — STOCK COMPENSATION PLANS — Continued
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008 (1)	2008 (2)	2007 (1)	2007 (2)
Dividend yield	0.00%	0.00%	4.85%	4.85%
Expected life	7.5 years	5.5 years	7.5 years	5.5 years
Expected volatility	49.90%	45.18%	29.68%	26.35%
Risk-free interest rate	3.51%	3.51%	4.79%	4.58%

(1)	Amounts represent weighted average assumption for options granted during 2008 and 2007 to employees under the Long Term Incentive Plan.

(2)	Amounts represent weighted average assumption for options granted during 2008 and 2007 to directors under the Long Term Incentive Plan.
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
A summary of the status of the Directors’ Plan is presented below:

	2009				2008		2007
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	95,950	$18.82	4.4		100,294	$18.62	102,552	$18.41
Exercised	—	—			—	—	(2,258)	9.13
Forfeited	(1,575)	21.78			(4,344)	13.75	—	—
Expired	(4,178)	10.57			—	—	—	—

Options outstanding at the end of the year	90,197	$19.15	3.6	$—	95,950	$18.82	100,294	$18.41

Options exercisable at the end of the year	90,197	$19.15	3.6	$—	95,950	$18.82	100,294	$18.62

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock. Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2009.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 16 — STOCK COMPENSATION PLANS — Continued
Information pertaining to options outstanding at December 31, 2009 is as follows:

	Options outstanding
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	Price	Term (yrs)
$11.00 - $12.00	14,944	$11.81	0.7
$17.00 - $20.00	27,063	18.11	2.6
$21.00 - $22.38	48,190	22.02	5.1

	90,197	$19.15	3.6

As of December 31, 2009 all outstanding shares are fully vested (exercisable). The ability to grant new options under this plan has expired.
2. Employee Stock Option and Appreciation Right Plan
The Company adopted a Stock Option and Appreciation Right Plan (the “Plan”). The Plan is an incentive program under which Company officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1.8 million shares of the Company’s Class A common stock (but not in excess of 19% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options were exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.
A summary of the status of the Plan is presented below:

	2009				2008		2007
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	685,873	$19.72	3.4		799,831	$19.64	853,804	$19.47
Exercised	—	—			(14,588)	11.89	(24,718)	11.83
Forfeited	(263,866)	19.44			(99,370)	20.23	(29,255)	21.60
Expired	(20,381)	16.28			—	—	—	—

Options outstanding at the end of the year	401,626	$20.09	4.2	$—	685,873	$19.72	799,831	$19.63

Options exercisable at the end of the year	357,737	$19.88	4.0	$—	525,789	$19.05	479,441	$18.57

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock. Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2009.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 16 — STOCK COMPENSATION PLANS — Continued
Information pertaining to options outstanding at December 31, 2009 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$11.00 - $12.00	41,516	$11.86	1.0	41,516	$11.86
$17.00 - $20.00	94,642	18.09	2.8	94,642	18.09
$21.00 - $22.38	265,468	22.09	5.2	221,579	22.14

	401,626	$20.09	4.2	357,737	$19.88

The following table provides detail for non-vested shares under the Employees’ Plan as of December 31, 2009:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Non-vested options December 31, 2008	160,084	$20.91
Forfeited	(59,551)	21.95
Vested	(56,644)	22.08

Non-vested options December 31, 2009	43,889	$21.81

There were a total of 43,889 unvested options at December 31, 2009, with a $201,000 fair value and approximately $138,000 remained to be recognized in expense over a weighted-average period of 1.5 years. The net total intrinsic value for options that were exercised during 2008 and 2007 was $31,000 and $277,000, respectively. There were no options exercised in 2009. The ability to grant new options under this plan has expired.
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
As of December 31, 2009, 172,390 shares from the unrestricted plan have been granted. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant date. Directors’ options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 16 — STOCK COMPENSATION PLANS — Continued
A summary of the status of the unrestricted portion of the Plan is presented below:

	2009				2008		2007
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	161,901	$10.89	8.4		76,940	$20.08	—	$—
Granted	—	—			95,450	4.50	76,940	20.08
Exercised	—	—			—	—	—	—
Forfeited	(26,102)	14.38			(10,489)	20.08	—	—
Expired	(487)	20.08			—	—	—	—

Options outstanding at the end of the year	135,312	$10.19	8.2	$—	161,901	$10.89	76,940	$20.08

Options exercisable at the end of the year	62,295	$12.78	7.9	$—	28,340	$20.08	—	$—

Weighted-average fair value of options granted during the year		$—		$—		$2.38		$4.12

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2009. The intrinsic value varies based on the changes in the market value in the Company’s stock. Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2009.
Information pertaining to options outstanding at December 31, 2009 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$4.50	85,900	$4.50	8.8	29,180	$4.50
$20.08	49,412	20.08	7.2	33,115	20.08

	135,312	$10.19	8.2	62,295	$12.78

The following table provides detail for non-vested shares under the Long-Term Incentive Plan as of December 31, 2009:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Non-vested options December 31, 2008	133,561	$8.95
Granted	—	—
Forfeited	(25,249)	14.19
Vested	(35,295)	7.20

Non-vested options December 31, 2009	73,017	$7.98

There were a total of 73,017 unvested options at December 31, 2009, with a $207,000 fair value and approximately $178,000 remained to be recognized in expense over a weighted-averaged period of 3.75 years.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 16 — STOCK COMPENSATION PLANS — Continued
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
The fair market value of each employee based award is estimated based on the fair market value of the Company’s common stock on the date of the grant and probable performance goals to be achieved and estimated forfeitures. If such goals are not met, no compensation cost would be recognized and any recognized compensation cost would be reversed.
Aggregate information regarding the performance based awards as of December 31, 2009 is presented below:

	2009				2008		2007
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Restricted options at the beginning of year	10,152	$11.43			18,682	$11.43	—	$—
Granted	—	—			—	—	18,682	11.43
Exercised	—	—			—	—	—	—
Forfeited	(1,096)	11.43			(8,530)	11.43	—	—

Restricted options at the end of year	9,056	$11.43	—	$—	10,152	$11.43	18,682	$11.43

Options exercisable at the end of the year	—	$—	—	$—	—	$—	—	$—

Approximately $54,000 remained to be recognized in expense.
NOTE 17 — EARNINGS PER COMMON SHARE
Basic and diluted EPS are calculated as follows:

	For the year ended December 31, 2009
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(34,931)	13,256	$(2.64)

At December 31, 2009, 713,098 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year. Additionally 30,407 warrants were also anti-dilutive.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 17 — EARNINGS PER COMMON SHARE — Continued

	For the year ended December 31, 2008
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(38,082)	13,294	$(2.86)

At December 31, 2008, 933,087 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year.

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
NOTE 18 — COMPREHENSIVE INCOME (LOSS)
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 18 — COMPREHENSIVE INCOME (LOSS) — Continued
The components of other comprehensive income (loss) and the related tax effects are as follows:

	Year ended December 31, 2009
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$26,597	$9,269	$17,328
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(3,022)	3,022
Non-credit loss portion of other-than-temporary impairments	(2,390)	(836)	(1,554)
Less adjustment for impaired investments	(11,041)	(3,864)	(7,177)
Less reclassification adjustment for gains realized in net loss	1,892	662	1,230

Unrealized gains on investment securities	33,356	14,657	24,743
Unrecognized benefit obligation expense:
Actuarial loss	(562)	(197)	(365)
Less reclassification adjustment for amortization	(117)	(41)	(76)

	(445)	(156)	(289)

Other comprehensive income, net	$32,911	$14,501	$24,454

	Year ended December 31, 2008
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(54,527)	$(19,084)	$(35,443)
Less deferred tax valuation allowance related to preferred and common stock	—	(3,119)	3,119
Market value adjustment on transfer of held-to-maturity securities to available-for-sale	(2,987)	(1,045)	(1,942)
Less adjustment for impaired investments	(23,388)	(8,184)	(15,204)
Less reclassification adjustment for losses realized in net loss	(1,313)	(460)	(853)

Unrealized losses on investment securities	(32,813)	(8,366)	(24,447)
Unrecognized benefit obligation expense:
Actuarial loss	(235)	(82)	(153)
Less reclassification adjustment for amortization	(117)	(41)	(76)

	(118)	(41)	(77)

Other comprehensive loss, net	$(32,931)	$(8,407)	$(24,524)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 18 – COMPREHENSIVE INCOME (LOSS) — Continued

	Year ended December 31, 2007
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding gains arising during period	$4,369	$1,529	$2,840
Less reclassification adjustment for gains realized in net income	5,358	1,875	3,483

Unrealized losses on investment securities	(989)	(346)	(643)
Unrecognized benefit obligation expense:
Actuarial gain	333	117	216
Less reclassification adjustment for amortization	172	60	112

	505	177	328

Other comprehensive loss, net	$(484)	$(169)	$(315)

The other components of accumulated other comprehensive loss included in shareholders’ equity at December 31, 2009, 2008, and 2007 are as follows:

(In thousands)	2009	2008	2007
Unrecognized benefit obligation	$(1,478)	$(1,189)	$(1,267)
Unrealized losses on AFS investments	(174)	(24,917)	(643)
Adjustment to net periodic pension cost	—	—	328

Accumulated other comprehensive loss	$(1,652)	$(26,106)	$(1,582)

Refer to “Note 15 — Pension Plans” to the Consolidated Financial Statements for more information.
NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued
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
Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges. Level 1 securities include obligations of U.S. government-sponsored agencies, preferred and common stocks and four trust preferred securities which are actively traded.
Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The prices were obtained from third party vendors. This category generally includes mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs and corporate bonds.
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available for sale
Mortgage-backed securities-residential	$—	$21,601	$—	$21,601
U.S. government agencies	1,151	—	—	1,151
Preferred stocks	2,230	—	—	2,230
Common stocks	444	—	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	318,501	—	318,501
Non-agency	—	21,198	—	21,198
Collateralized debt obligations	—	—	24,825	24,825
Corporate bonds	—	6,867	—	6,867
Trust preferred securities	11,895	—	22,240	34,135
Other securities	—	—	7,767	7,767

Total available for sale	$15,720	$368,167	$54,832	$438,719

Balances as of December 31, 2008	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$55,061	$—	$55,061
U.S. government agencies	48,191	—	—	48,191
Preferred stocks	—	—	2,297	2,297
Common stocks	540	—	12,167	12,707
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	79,425	—	79,425
Non-agency	—	37,490	—	37,490
Collateralized debt obligations	—	—	26,160	26,160
Corporate bonds	—	51,338	—	51,338
Trust preferred securities	—	—	30,144	30,144
Other securities	—	—	7,489	7,489

Total available for sale	$48,731	$223,314	$78,257	$350,302

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued
The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Investment Securities
	Available-for-Sale
	December 31,
(In thousands)	2009	2008
Assets
Balance at the beginning of the period	$78,257	$68,969
Total gains/(losses) — (realized/unrealized):
Included in earnings	(3,246)	(5,578)
Included in other comprehensive income (loss)	11,611	(19,529)
Purchases, issuances, and settlements, net	(8,971)	(7,900)
Transfers in and/or out of Level 3	(22,819)	42,295

Balance at the end of the period	$54,832	$78,257

During 2009, the Company transferred out of Level 3 and into Level 1 four trust preferred securities that are actively traded and for which quoted prices are available. In addition, the Company also transferred from Level 3 to Level 1 the individual stocks from the six accounts that were managed exclusively for the Company by an investment management company for which quoted prices were available.
Items Measured on a Nonrecurring Basis
Non-accrual loans are evaluated for impairment on an individual basis under FASB ASC Topic 310 “Receivables”. The impairment analysis includes current collateral values, known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending. When the collateral value or discounted cash flows less costs to sell is less than the carrying value of the loan a specific reserve (valuation allowance) is established. Loans held for sale are carried at the lower of cost or fair value. In the second quarter the Company transferred one impaired participation loan to loans held for sale. During the second quarter of 2009, the lead bank negotiated the sale of the loan which closed in the first quarter of 2010. Other real estate owned (“OREO”) is carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$—	$—	$35,712	$35,712
Other real estate owned	—	—	30,317	30,317
Loans held for sale	—	—	2,254	2,254

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

Balances as of December 31, 2008	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$—	$—	$56,468	$56,468
Other real estate owned	—	—	10,346	10,346
Loans held for sale	—	—	267	267
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
The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and 2008.
Cash and cash equivalents (carried at cost):
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.
Securities:
Management uses quoted market prices to determine fair value of securities (level 1). If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates (level 2). If observable market-based inputs are not available, the Company uses unobservable inputs to determine appropriate valuation adjustments using discounted cash flow methodologies (level 3).
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
Impaired loans (generally carried at fair value):
Impaired loans are accounted for under ASC Topic 310. Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based on the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
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
NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued
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

	As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value
Financial Assets
Cash and cash equivalents	$58,298	$58,298	$14,259	$14,259
Investment securities available for sale	438,719	438,719	350,302	350,302
Loans, net	656,533	652,716	671,814	672,449
Federal Home Loan Bank stock	10,952	10,952	10,952	10,952
Accrued interest receivable	14,942	14,942	13,580	13,580

Financial Liabilities:
Demand deposits	63,168	63,168	50,886	50,886
NOW and money markets	214,141	214,141	193,869	193,869
Savings	15,336	15,336	15,171	15,171
Time deposits	589,110	578,824	500,142	513,707
Short-term borrowings	114,500	114,500	22,000	22,000
Long-term borrowings	139,675	131,093	253,681	263,552
Subordinated debt	25,774	12,617	25,774	25,774
Obligations from equity investments	3,652	3,652	12,350	12,350
Accrued interest payable	6,150	6,150	6,102	6,102

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 20 – SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has two operating segments that do not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing and RBA Capital (“Other” in the segment table below). The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that previously made equity investments in real estate and had extended mezzanine loans to real estate projects. At December 31, 2009 and 2008, one such equity investment in real estate meets the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting on a consolidated basis said investment as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to our partners. The VIE is included below in the Equity Investment category.
In June 2009, the FASB issued updated guidance under ASC Topic 810. The purpose of the new guidance is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions in ASC Topic 860, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The new guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements.
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
On September 25, 2009, the Company announced that it had entered into a stock purchase agreement (the “Agreement”), dated as of September 24, 2009, with a newly formed corporation organized by the President of Royal Asian to purchase all of the outstanding common stock of Royal Asian owned by the Company. On December 21, 2009, the Company announced it was terminating the Agreement because the investor group pursuing the buyout was unable to raise sufficient capital to meet the terms of the Agreement and ensure all regulatory approvals necessary to complete the transaction would be obtained. As a result of the Company’s termination of the Agreement, the $251,000 escrow amount previously deposited by Buyer, which was to be credited toward payment of the purchase price, was retained by the Company as liquidated damages and recorded in other income.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 20 – SEGMENT INFORMATION — Continued
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
Equity investments
In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of December 31, 2009, the Partnership also had $3.7 million outstanding of senior debt with another bank. Royal Bank loaned $814,000 to the Partnership during the fourth quarter of 2009 and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company is not obligated to pay the senior debt.
In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), the Partnership assesses for impairment by evaluating the recoverability of the condominiums based on estimated future operating cash flows. The Company had previously recognized $10.0 million in impairment ($1.5 million in 2008 and $8.5 million in 2007). There was no further impairment in 2009. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. The Company’s investment in this entity is further discussed in “Note 1 - Summary of Significant Accounting Policies” to the Consolidated Financial Statements.
Other segments
RBA Capital and RBA Leasing are reported in this category. RBA Capital is a “re-discount” lender. RBA Leasing is a small ticket leasing company. Neither RBA Capital nor RBA Leasing met the threshold requirements under ASC Topic 280 that would preclude them from being combined and reported below as “Other segments.” During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital. The operations of the subsidiary are now part of Royal Bank however they continue to be shown in the “Other segments” section of the table below since the type of lending is different than that of Royal Bank. See the “Non-Bank Subsidiaries” in “Item 1 Business” of this Report.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 20 – SEGMENT INFORMATION — Continued
Selected segment information and reconciliations to consolidated financial information are as follows:

(In thousands)	Community	Tax Lien	Equity
December 31, 2009	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,110,457	$105,020	$8,689	$68,561	$1,292,726

Total deposits	881,755	—	—	—	881,755

Interest income	$50,589	$10,424	$—	$5,030	$66,043
Interest expense	31,507	4,462	243	1,227	37,439

Net interest income (expense)	19,082	5,962	(243)	3,803	28,604
Provision for loan losses	18,730	624	—	1,251	20,605
Total other (loss) income	(4,772)	313	2,343	390	(1,726)
Total other expenses	32,911	2,870	907	969	37,656
Income tax expense (benefit)	(1,414)	1,081	417	390	474

Net (loss) income	$(35,917)	$1,701	$775	$1,583	$(31,857)

Noncontrolling interest	(28)	680	596	153	1,402

Net (loss) income attributable to Royal Bancshares	$(35,889)	$1,021	$179	$1,430	$(33,259)

(In thousands)	Community	Tax Lien	Equity
December 31, 2008	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,009,992	$84,965	$17,405	$63,224	$1,175,586

Total deposits	760,068	—	—	—	760,068

Interest income	$59,001	$8,289	$—	$5,474	$72,764
Interest expense	31,620	3,499	251	2,739	38,109

Net interest income (expense)	27,381	4,790	(251)	2,735	34,655
Provision for loan losses	17,424	2,607	—	1,810	21,841
Total other (loss) income	(19,095)	560	2,177	570	(15,788)
Total other expenses	25,393	2,656	966	2,018	31,033
Impairment -real estate owned via equity investment	—	—	1,500	—	1,500
Income tax expense (benefit)	3,070	(55)	(189)	(183)	2,643

Net (loss) income	$(37,601)	$142	$(351)	$(340)	$(38,150)

Noncontrolling interest	—	57	—	(125)	(68)

Net (loss) income attributable to Royal Bancshares	$(37,601)	$85	$(351)	$(215)	$(38,082)

(In thousands)	Community	Tax Lien	Equity
December 31, 2007	Banking	Operation	Investment	Other	Consolidated
Total assets	$1,140,373	$63,211	$22,711	$52,180	$1,278,475

Total deposits	770,152	—	—	—	770,152

Interest income	$77,022	$5,702	$—	$4,012	$86,736
Interest expense	42,649	3,289	623	2,312	48,873

Net interest income (expense)	34,373	2,413	(623)	1,700	37,863
Provision for loan losses	11,964	150	—	912	13,026
Total other income	8,498	1,069	2,814	507	12,888
Total other expenses	21,283	1,644	1,590	1,088	25,605
Impairment -real estate joint venture	5,927	—	—	—	5,927
Impairment -real estate owned via equity investment	—	—	8,500	—	8,500
Income tax expense (benefit)	60	536	(2,236)	72	(1,568)

Net income (loss)	$3,637	$1,152	$(5,663)	$135	$(739)

Noncontrolling interest	—	173	(1,510)	34	(1,303)

Net income (loss) attributable to Royal Bancshares	$3,637	$979	$(4,153)	$101	$564

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 20 – SEGMENT INFORMATION — Continued
Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $4.5 million, $3.5 million, and $3.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Interest income earned by the Community Banking segment related to the Other Segment was approximately $1.2 million, $2.7 million, and $2.3 million for the three years ended December 31, 2009, 2008, and 2007. The reduction in interest income earned by the Community Banking segment related to the Other Segment for 2009 is due to RBA Capital no longer paying interest to Royal Bank.
NOTE 21 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
Condensed financial information for the parent company only follows.
CONDENSED BALANCE SHEETS

	As of December 31,
(In thousands)	2009	2008
Assets
Cash	$2,783	$3,028
Investment in non-bank subsidiaries	30,722	37,336
Investment in Royal Bank	75,865	45,893
Investment in Royal Asian	13,036	13,798
Loans, net	3,750	4,559
Other assets	774	847

Total assets	$126,930	$105,461

Subordinated debentures	$25,774	$25,774
Stockholders’ equity	101,156	79,687

Total liabilities and stockholders’ equity	$126,930	$105,461

CONDENSED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(In thousands)	2009	2008	2007
Income
Dividends from subsidiary banks	$—	$4,005	$15,474
Other income	51	222	98

Total Income	51	4,227	15,572

Expenses
Other expenses	880	1,172	220
Provision for loan losses	809	701	—
Interest on subordinated debentures	1,136	1,436	1,736

Total Expenses	2,825	3,309	1,956

Income before income taxes and equity in undistributed net loss	(2,774)	918	13,616
Income tax expense (benefit)	109	(578)	(43)
Equity in undistributed net losses	(30,376)	(39,578)	(13,095)

Net (loss) income	$(33,259)	$(38,082)	$564

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 21 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY — Continued
CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities
Net (loss) income	$(33,259)	$(38,082)	$564
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Undistributed losses from subsidiaries	31,461	41,014	14,831
Provision for loan losses	809	701	—
Non-cash income tax expense (benefit)	109	(578)	(43)

Net cash (used in) provided by operating activities	(880)	3,055	15,352

Cash flows from investing activities
Investment in Royal Bank	(39,907)	—	—
Dividend proceeds from Royal Investments of Delaware, Inc.	10,000	—	—

Net cash used in investing activities	(29,907)	—	—

Cash flows from financing activities:
Loan payoffs (fundings)	—	1,229	(590)
Cash dividends paid	(359)	(4,005)	(15,473)
Issuance of common stock under stock option plans	—	174	334
Issuance of preferred stock	30,407	—	—
Purchase of treasury stock	—	(946)	(3,760)
Income tax benefit on stock options	—	—	114
Other, net	494	(700)	312

Net cash provided by (used in) financing activities	30,542	(4,248)	(19,063)

Net decrease in cash and cash equivalents	(245)	(1,193)	(3,711)

Cash and cash equivalents at beginning of period	3,028	4,221	7,932

Cash and cash equivalents at end of period	$2,783	$3,028	$4,221

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 22 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following summarizes the consolidated results of operations during 2009 and 2008, on a quarterly basis, for the Company:

	For the year ended December 31, 2009
	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$16,320	$16,799	$16,570	$16,354
Net interest income	7,417	7,229	6,889	7,069
Provision for loan and lease losses	7,136	3,716	6,956	2,797
Net interest income (loss) after provision	281	3,513	(67)	4,272
Other income (loss)	2,556	2,705	(3,404)	(3,583)
Other expenses	12,282	9,829	8,319	7,226
Loss before income tax	(9,445)	(3,611)	(11,790)	(6,537)
Net loss	$(9,445)	$(4,085)	$(11,790)	$(6,537)
Less net income attributable to noncontrolling interest	641	281	264	216
Net loss attributable to Royal Bancshares of Pennsylavania, Inc.	$(10,086)	$(4,366)	$(12,054)	$(6,753)
Net loss available to common shareholders	$(10,573)	$(4,852)	$(12,538)	$(6,968)
Net loss per common share
Basic	$(0.79)	$(0.37)	$(0.95)	$(0.53)

Diluted	$(0.79)	$(0.37)	$(0.95)	$(0.53)

Operating results for the fourth quarter of 2009 amounted to a loss of $10.1 million compared to a loss of $27.3 million in the comparable quarter of 2008. The $17.2 million improvement was attributed to the establishment of a valuation allowance for the deferred tax asset in 2008, and year over year favorable changes in the following: a lower provision, increased fee income related to a reduction of investment impairment and a decreased level of operating expenses. During the fourth quarter of 2008, the Company recorded a non-cash charge of $15.5 million related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. The loan loss provision amounted to $7.1 million in the fourth quarter of 2009 versus $8.8 million in the comparable quarter of 2008. This year over year improvement was attributed to a decline in specific reserves for impaired loans and a specific reserve related to a loan collateralized by a tax lien portfolio held by the Company’s subsidiary in 2008. Other income amounted to $2.6 million in the fourth quarter of 2009 resulting in an increase of $8.1 million from the prior year’s linked quarter. A $6.2 million investment impairment charge coupled with investment security losses of $151,000 in the fourth quarter of 2008 as opposed to investment impairment of $1.2 million and investment security gains of $846,000 in the comparable quarter of 2009 accounted for a majority of the increase. Other expenses of $12.3 million for the fourth quarter of 2009 increased by $1.4 million, or 13%, from the comparable quarter of 2008 due primarily to increased legal fees for non-performing loans, higher OREO expenses due to increased foreclosed properties, and increased FDIC insurance due to overall rate increases by the FDIC. These expense increases were partially offset in 2009 due to non-recurring charges in the fourth quarter of 2008 for the cost of a separation and transition agreement of $2.1 million for the former president and an impairment charge of $1.5 million associated with real estate owned via equity investment.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 22 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) — Continued

	For the year ended December 31, 2008
	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$17,358	$17,632	$17,702	$20,072
Net interest income	7,391	8,115	9,250	9,899
Provision for loan and lease losses	8,754	5,275	4,531	3,281
Net interest (loss) income after provision	(1,363)	2,840	4,719	6,618
Other (loss) income	(5,510)	(14,022)	2,452	1,292
Other expenses	11,417	7,471	7,041	6,604
(Loss) income before income tax	(18,293)	(18,653)	130	1,309
Net (loss) income	$(27,835)	$(11,820)	$315	$1,190
Less net (loss) income attributable to noncontrolling interest	(570)	192	163	147
Net (loss) income attributable to Royal Bancshares of Pennsylavania, Inc.	$(27,265)	$(12,012)	$152	$1,043
Net (loss) income available to common shareholders	$(27,265)	$(12,012)	$152	$1,043
Net (loss) income per common share
Basic	$(2.05)	$(0.90)	$0.01	$0.08

Diluted	$(2.05)	$(0.90)	$0.01	$0.08

NOTE 23 – SUBSEQUENT EVENTS
On March 17, 2010, the Company agreed to enter into a Written Agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”).
The material terms of the Federal Reserve Agreement provide that:
•	the Company’s Board of Directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009;

•	the Company’s Board of Directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation;

•	the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System;

•	the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System;

•	the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank;

•	the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank;

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 23 – SUBSEQUENT EVENTS — Continued
•	the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks;

•	the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year;

•	the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and

•	the Company’s Board of Directors will, within 30 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Federal Reserve Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as December 31, 2009.
Changes in Internal Control over Financial Reporting
Beginning in the fourth quarter of 2008 and continuing through 2009, management implemented remedial changes for a material weakness described in Item 9A(T) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 relating to the accounting for deferred income taxes. To remediate this weakness, the Company engaged a nationally recognized independent public accounting firm to review the Company’s accounting procedures related to deferred income taxes for December 31, 2008 and March 31, 2009. The Company continued to consult with the independent public accounting firm during 2009, and completed final internal validation of the revised procedures relating to the accounting for deferred income taxes during the fourth quarter of 2009.
Other than the remedial efforts described in the preceding paragraph, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment under the COSO framework, the Company’s management concluded that the Company’s control over financial reporting was effective as of December 31, 2009.
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

By:	/s/ Robert R. Tabas	By:	/s/ Robert A. Kuehl
	Robert R. Tabas		Robert A. Kuehl
	Principal Executive Officer		Principal Financial Officer and Principal Accounting Officer

March 29, 2010

ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
The information required in this Item, relating to directors, executive officers, and control persons is set forth in the Company’s Proxy Statement to be used in connection with the 2010 Annual Meeting of Shareholders under the captions “Information About Nominees, Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item, relating to executive compensation, is set forth in the Company’s Proxy Statement to be used in connection with the 2010 Annual Meeting of Shareholders, under the captions “Summary Compensation Table,” “Grants of Plan-Based Awards – 2009,” “Outstanding Equity Awards Table,” “Option Exercises and Stock Vested Table,” “Retirement Plans,” “Non-Qualified Deferred Compensation Plans,” “Other Potential Post-Employment Payments,” “Director Compensation Table,” “Outstanding Options Held by Directors,” and “Compensation Committee Report,” which pages are incorporated herein by reference.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDERS MATTERS
The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in the Company’s Proxy Statement to be used in connection with the 2010 Annual Meeting of Shareholders, under the captions “Principal Shareholders” and “Information About Nominees, Continuing Directors and Executive Officers,” which pages are incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following tables provide certain information regarding securities issued or issuable under the Company’s equity compensation plans as of December 31, 2009:

Number of securities
remaining available for
	Number of Securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in first
Outside Director Stock Option Plan	warrants and rights	warrants and rights	column)
Equity compensation plan approved by security holders	90,197	$19.15	—
Equity compensation plan not approved by security holders	—	—	—

Total	90,197	$19.15	—

Number of securities
remaining available for
	Number of Securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in first
Employee Stock Option Plan	warrants and rights	warrants and rights	column)
Equity compensation plan approved by security holders	401,626	$20.09	—
Equity compensation plan not approved by security holders	—	—	—

Total	401,626	$20.09	—

Number of securities
remaining available for
	Number of Securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in first
Long Term Incentive Plan	warrants and rights	warrants and rights	column)
Equity compensation plan approved by security holders	144,368	$10.27	808,928
Equity compensation plan not approved by security holders	—	—	—
Total	144,368	$10.27	808,928

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Company’s Proxy Statement to be used in connection with the 2010 Annual Meeting of Shareholders, under the caption “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item appears under the caption “Audit Committee Report” of the Proxy Statement to be used in connection with the 2010 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a.)	1.	Financial Statements

		The following financial statements are included by reference in Part II, Item 8 hereof.
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets.
		Consolidated Statements of Operations.
		Consolidated Statements of Changes in Shareholders’ Equity.
		Consolidated Statement of Cash Flows.
		Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules

		Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(b.)	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

4.1	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.)

4.2	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.)

4.3	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.4	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.5	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

4.6	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1	Stock Option and Appreciation Right Plan. As amended on March 15, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-135226, on form S-8 filed with the Commission on June 22, 2006).*

10.2	Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-129894, on form S-8 filed with the Commission on November 22, 2005).*

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).*

10.4	Transition Agreement dated October 10, 2008 between Royal Bancshares of Pennsylvania, Inc. (Corporation), and Joseph P. Campbell. (Incorporated by reference to Exhibit 10.1 to Registrant’s current Report on Form 8-K as filed with the Commission on October 16, 2008.)

10.5	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and James J. McSwiggan, Jr., Chief Operating Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.6	Employment Agreement dated February 22, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Murray Stempel, III,

Executive Vice President and Chief Lending Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.7	Employment Agreement dated February 23, 2007 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and Robert R. Tabas, Executive Vice President of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.8	Employment agreement between Royal Bank America and Edward Shin entered into on April 23, 2004. (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.)*

10.9	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007).*

10.10	Amendment to Employment Agreement, dated February 18, 2009, between Royal Bancshares of Pennsylvania, Inc., Royal Bank America, and James J. McSwiggan, Jr. (Incorporated by reference to exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2009.)*

10.11	Letter Agreement, including Securities Purchase Agreement — Standard Terms, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury. (Incorporated by reference to exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.12	Side Letter Agreement, dated February 20, 2009, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury. (Incorporated by reference to exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.13	Form of Letter Agreement, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department’s Capital Purchase Program.*

10.14	Employment Agreement, dated June 1, 2008, between the Company, Royal Bank America and Robert A. Kuehl. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 on Form 10-K/A filed on November 13, 2009.)

10.15	Royal Bank America Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.16	SERP Participation Agreement, as amended — Robert Tabas. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.17	SERP Participation Agreement, as amended — James J. McSwiggan. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.18	SERP Participation Agreement, as amended — Murray Stempel. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.19	FDIC Stipulation and Consent to the Issuance of an Order to Cease and Desist. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.20	FDIC Order to Cease and Desist. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.21	Pennsylvania Department of Banking Stipulation and Consent and Order to Cease and Desist. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.22	Form of Written Agreement between the Company and the Federal Reserve Bank of Philadelphia dated as of March 17, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010).

11.	Statement re: Computation of Earnings Per Share. Included at Item 8, hereof, Note 17, “Earnings Per Common Share”.

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note 14, “Regulatory Capital Requirements.”)

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

*	Denotes compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By:	/s/ Robert R. Tabas	By:	/s/ Robert A. Kuehl
	Robert R. Tabas		Robert A. Kuehl
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer
and Principal Accounting Officer)
	March 29, 2010		March 29, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURES

By:	/s/ Robert R. Tabas	By:	/s/ James J. McSwiggan
	Robert R. Tabas		James J. McSwiggan
	Chief Executive Officer/ Chairman of the Board		President/Chief Operating Officer/Director
	March 29, 2010		March 29, 2010

By:	/s/ Edward F. Bradley	By:	/s/ Samuel Goldstein

	Edward F. Bradley		Samuel Goldstein
	Director		Director
	March 29, 2010		March 29, 2010

By:	/s/ Anthony Micale	By:	/s/ Gregory Reardon

	Anthony Micale		Gregory Reardon
	Director		Director
	March 29, 2010		March 29, 2010

By:	/s/ Linda Tabas Stempel	By:	/s/ Murray Stempel, III

	Linda Tabas Stempel		Murray Stempel, III
	Director		Vice Chairman of the Board
	March 29, 2010		March 29, 2010

By:	/s/ Edward B. Tepper	By:	/s/ Howard Wurzak

	Edward B. Tepper		Howard Wurzak
	Director		Director
	March 29, 2010		March 29, 2010