Form 10-Q
period 2010-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2010-05-17
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No. ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2010

$2.00 par value	10,856,978

Class B Common Stock	Outstanding at April 30, 2010

$0.10 par value	2,086,689

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Cash and due from banks	$26,423	$25,289
Interest bearing deposits	37,892	33,009

Total cash and cash equivalents	64,315	58,298

Investment securities available-for-sale (“AFS”) at fair value	407,308	438,719
Federal Home Loan Bank (“FHLB”) stock, at cost	10,952	10,952

Total investment securities and FHLB stock	418,260	449,671

Loans and leases held for sale	—	2,254

Loans and leases	659,062	686,864
Less allowance for loan and lease losses	28,661	30,331

Net loans and leases	630,401	656,533

Bank owned life insurance	8,357	8,263
Real estate owned via equity investment	12,102	12,492
Accrued interest receivable	15,532	14,942
Other real estate owned (“OREO”), net	25,781	30,317
Premises and equipment, net	6,167	6,306
Investment in real estate joint ventures	2,520	2,520
Other assets	38,507	51,130

Total assets	$1,221,942	$1,292,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$59,846	$63,168
Interest bearing	766,381	818,587

Total deposits	826,227	881,755

Short-term borrowings	99,500	114,500
Long-term borrowings	138,013	139,675
Subordinated debentures	25,774	25,774
Obligations related to real estate owned via equity investment	3,043	3,652
Accrued interest payable	6,642	6,150
Other liabilities	16,554	16,906

Total liabilities	1,115,753	1,188,412

Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at March 31, 2010 and December 31, 2009	28,055	27,945
Common stock
Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,355,466 and 11,352,482 at March 31, 2010 and December 31, 2009, respectively	22,711	22,705
Class B, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,086,689 and 2,089,284 at March 31, 2010 and December 31, 2009, respectively	209	209
Additional paid in capital	126,045	126,117
Accumulated deficit	(68,386)	(67,197)
Accumulated other comprehensive income (loss)	926	(1,652)
Treasury stock — at cost, shares of Class A, 498,488 at March 31, 2010 and December 31, 2009	(6,971)	(6,971)

Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	102,589	101,156

Noncontrolling interest	3,600	3,158

Total equity	106,189	104,314

Total liabilities and shareholders’ equity	$1,221,942	$1,292,726

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations — (unaudited)

	For the three months ended
	March 31,
(In thousands, except per share data)	2010	2009
Interest income
Loans and leases, including fees	$11,119	$11,344
Investment securities available-for-sale:
Taxable interest	4,469	4,963
Tax exempt interest	—	19
Deposits in banks	35	28

Total Interest Income	15,623	16,354

Interest expense
Deposits	5,007	6,252
Short-term borrowings	1,280	42
Long-term borrowings	1,302	2,951
Obligations related to real estate owned via equity investments	14	40

Total Interest Expense	7,603	9,285

Net Interest Income	8,020	7,069
Provision for loan and lease losses	1,903	2,797

Net Interest Income after Provision for Loan and Lease Losses	6,117	4,272

Other income (loss)
Service charges and fees	291	346
Income from bank owned life insurance	95	344
Income related to real estate owned via equity investments	197	185
Gains on sales of loans and leases	504	—
Net gains (losses) on sales of other real estate owned	157	(37)
Net gains (losses) on the sale of AFS investment securities	167	(214)
Other income	70	31

Other income,excluding other-than-temporary impairment losses	1,481	655

Total other-than-temporary impairment losses on investment securities	(176)	(4,238)
Portion of loss recognized in other comprehensive loss	—	—

Net impairment losses recognized in earnings	(176)	(4,238)

Total Other Income (Loss)	1,305	(3,583)

Other expenses
Employee salaries and benefits	2,961	3,116
FDIC and state assessments	864	231
Professional and legal fees	803	1,024
OREO impairment	802	—
Occupancy and equipment	799	872
OREO and loan collection expenses	688	152
Pennsylvania shares tax	369	321
Expenses related to real estate owned via equity investments	125	163
Directors’ fees	81	199
Stock option (benefit) expense	(72)	112
Other operating expenses	633	1,036

Total Other Expenses	8,053	7,226

Loss Before Tax Benefit	(631)	(6,537)

Income tax benefit	—	—

Net Loss	$(631)	$(6,537)

Less net income attributable to noncontrolling interest	$442	$216

Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(1,073)	$(6,753)

Less Preferred stock Series A accumulated dividend and accretion	$490	$215

Net loss available to common shareholders	$(1,563)	$(6,968)

Per common share data
Net loss – basic and diluted	$(0.12)	$(0.53)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
Three months ended March 31, 2010
(unaudited)

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except dividend per share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity

Balance January 1, 2010	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314
Comprehensive income
Net (loss) income							(1,073)			442	(631)
Other comprehensive income, net of reclassifications and taxes								2,578		—	2,578

Total comprehensive income											$1,947

Common stock conversion from Class B to Class A		3	6	(2)	—		(6)				—
Accretion of discount on preferred stock	110						(110)				—
Stock option benefit						(72)					(72)

Balance March 31, 2010	$28,055	11,355	$22,711	2,087	$209	$126,045	$(68,386)	$926	$(6,971)	$3,600	$106,189

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Three months ended March 31, 2009
(unaudited)

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except dividend per share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity

Balance January 1, 2009	$—	11,345	$22,690	2,097	$210	$123,425	$(33,561)	$(26,106)	$(6,971)	$1,898	$81,585
Comprehensive loss
Net (loss) income							(6,753)			216	(6,537)
Other comprehensive income, net of reclassification and taxes								713			713

Total comprehensive loss											$(5,824)

Issuance of Series A perpetual preferred stock (30,407 shares) and warrants to purchase common stock (1,140,307 shares)	27,582					2,825					30,407
Accretion of discount on preferred stock	46						(46)				—
Stock option expense						112					112

Balance March 31, 2009	$27,628	11,345	$22,690	2,097	$210	$126,362	$(40,360)	$(25,393)	$(6,971)	$2,114	$106,280

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Three months ended March 31,

(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(1,073)	$(6,753)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	172	225
Stock compensation (benefit) expense	(72)	112
Provision for loan and lease losses	1,903	2,797
Impairment charge for other real estate owned	802	—
Net amortization of discounts and premiums on loans, mortgage-backed securities and investments	444	(535)
Net (gains) losses on sales of other real estate	(157)	37
Proceeds from sales of loans and leases	2,691	—
Gains on sales of loans and leases	(504)	—
Net (gains) losses on sales of investment securities	(167)	214
Distribution from investments in real estate	(50)	(50)
Gain from sale of premises of real estate owned via equity investment	(27)	(52)
Income from bank owned life insurance	(95)	(344)
Impairment of available-for-sale investment securities	176	4,238
Changes in assets and liabilities:
Increase in accrued interest receivable	(590)	(752)
Decrease (increase) in other assets	12,304	(3,419)
Increase in accrued interest payable	492	1,614
Increase in other liabilities	246	1,177

Net cash provided by (used in) operating activities	16,495	(1,491)

Cash flows from investing activities:
Proceeds from call/maturities of available-for-sale (“AFS”) investment securities	32,394	64,790
Proceeds from sales of AFS investment securities	55,754	15,955
Purchase of AFS investment securities	(54,058)	(112,210)
Net decrease (increase) in loans	23,796	(20,862)
Purchase of premises and equipment	(33)	(147)
Net proceeds from sale of premises of real estate owned via equity investments	820	183
Distribution from investments in real estate	50	50
Net decrease in real estate owned via equity investments	(793)	(131)
Proceeds from sales of foreclosed real estate	4,391	67

Net cash provided by (used in) investing activities	62,321	(52,305)

Cash flows from financing activities:
(Decrease) increase in non-interest bearing and interest bearing demand deposits and savings accounts	(4,585)	8,120
(Decrease) increase in certificates of deposit	(50,943)	43,952
Repayments in short-term borrowings	(15,000)	—
Repayments of long-term borrowings	(1,662)	(1,605)
(Repayment) proceeds of mortgage debt of real estate owned via equity investments	(609)	18
Proceeds from issuance of preferred stock	—	30,407

Net cash (used in) provided by financing activities	(72,799)	80,892

Net increase in cash and cash equivalents	6,017	27,096

Cash and cash equivalents at the beginning of the period	58,298	14,259

Cash and cash equivalents at the end of the period	$64,315	$41,355

Supplemental Disclosure

Interest paid	$7,111	$7,671

Transfers to other real estate owned	$500	$9,898

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Basis of Financial Presentation
The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, Royal Captive Insurance Company, Royal Asian Bank (“Royal Asian”) and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and its three 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, and Royal Bank America Leasing, LP. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with US GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16 “Accounting for Transfers of Financial Assets” (“ASU 2009-16”) which updates ASC Topic 860 “Transfers and Servicing”. The purpose of ASU 2009-16 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 became effective on January 1, 2010. Earlier application was prohibited. ASU 2009-16 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The adoption of ASU 2009-16 did not have a significant impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) which updates ASC Topic 810 “Consolidations”. The purpose of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions in ASC Topic 860 as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU 2009-17 became effective on January 1, 2010. Earlier application was prohibited. The adoption of ASU 2009-17 did not have a significant impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which updates ASC Topic 820 “Fair Value Measurements and Disclosures”. ASU 2010-06 is intended to provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to Various Topics” (“ASU 2010-08”). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-08 did not have a significant impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which updates ASC Topic 855 “Subsequent Events”. ASU 2010-09 states that an SEC filer must evaluate subsequent events through the date the financial statements are issued but is no longer required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The adoption of ASU 2010-09 did not have a significant impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-10, “Consolidation: Amendments for Certain Investment Funds” (“ASU 2010-10”), which defers, for certain investment funds, the consolidation requirements resulting from the issuance of ASU 2009-17. Specifically, the deferral is applicable for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. ASU 2010-10 is effective for periods beginning after November 15, 2009. The Company adopted the provisions of ASU 2010-10 during the first quarter of 2010. The adoption of ASU 2010-10 did not have a significant impact on the Company’s consolidated financial statements.
In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), which amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. ASU 2010-11 is effective for interim periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have a significant impact on the Company’s consolidated financial statements.
Note 2. Regulatory Orders
FDIC Orders
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
The Orders do not restrict Royal Bank from transacting its normal banking business. Royal Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Orders.
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
Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department have approved the classified assets plan. No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs and specific reserves) and other real estate owned (“OREO”) from $149.6 million at June 30, 2009 to $114.8 million at March 31, 2010.
3.	Reduction of Delinquencies
Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department have approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $29.7 million at March 31, 2010. Royal Bank’s non-accrual loans were $80.8 million and $76.2 million at June 30, 2009 and March 31, 2010, respectively.
4.	Reduction of Commercial Real Estate Concentrations
Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department have approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration from $289.1 million at June 30, 2009 to $244.8 million at March 31, 2010, which amounted to 220.3% of total capital and 241.2% of Tier 1 capital. At year end 2009, Royal’s total CRE loans were below 300% of capital and were almost $48 million less than what was projected under the CRE concentration Plan.
At March 31, 2010, total construction/land loans (“CL loans”) amounted to $92.6 million, or 83.3%, of total capital and 91.2% of Tier 1 capital. CL loans were approximately $55 million less than what was projected under the CRE concentration plan at year end 2009. Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006.
5.	Capital Maintenance
Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At March 31, 2010, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.74% and 8.64%, respectively.
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
Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At March 31, 2010, Royal Bank had $69.3 million in cash on hand and $136.6 million in unpledged agency securities. At March 31, 2010, the liquidity to deposits ratio was 31.9% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 23.1% compared to Royal Bank’s 10% target.
9.	Brokered Deposits and Borrowings
Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department have approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $55.0 million from $226.9 million at June 30, 2009 to $171.9 million at March 31, 2010. Royal Bank has redeemed an additional $19.8 million in brokered CDs through April 2010. Borrowings declined $46.4 million from $283.9 million at June 30, 2009 to $237.5 million at March 31, 2010. The borrowing amounts do not include the $3.0 million in obligations owned via equity investment which are not guaranteed by Royal Bank or any of its subsidiaries.
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

Federal Reserve Agreement
On March 17, 2010, the Company agreed to enter into a Written Agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s board of directors will, within 30 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report.

Note 3. Investment Securities
The carrying value and fair value of investment securities at March 31, 2010 are as follows:

		Included in Accumulated Other
		Comprehensive Loss (AOCI)
			Gross unrealized losses
				Non-credit
		Gross		related
As of March 31, 2010	Amortized	unrealized	Non-OTTI	OTTI in
(In thousands)	cost	gains	in AOCI	AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$23,896	$351	$—	$—	$24,247
U.S. government agencies	1,400	2	(2)	—	1,400
Preferred stocks	2,500	—	(45)	—	2,455
Common stocks	381	125	(2)	—	504
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	320,430	3,022	(1,524)	—	321,928
Non-agency	17,800	83	(393)	(868)	16,622
Corporate bonds	3,443	10	—	—	3,453
Trust preferred securities	26,176	2,627	—	(127)	28,676
Other securities	7,837	186	—	—	8,023

Total available for sale	$403,863	$6,406	$(1,966)	$(995)	$407,308

The carrying value and fair value of investment securities at December 31, 2009 are as follows:

		Included in Accumulated Other
		Comprehensive Loss (AOCI)
			Gross Unrealized Losses
				Non-credit
		Gross		related
As of December 31, 2009	Amortized	unrealized	Non-OTTI	OTTI in
(In thousands)	cost	gains	in AOCI	AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$21,393	$234	$(26)	$—	$21,601
U.S. government agencies	1,150	3	(2)	—	1,151
Preferred stocks	2,500	—	(270)	—	2,230
Common stocks	381	71	(8)	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	316,911	2,871	(1,281)	—	318,501
Non-agency	23,010	145	(875)	(1,082)	21,198
Collateralized debt obligations	24,825	—	—	—	24,825
Corporate bonds	7,911	9	(423)	(630)	6,867
Trust preferred securities	32,926	2,064	(177)	(678)	34,135
Other securities	7,892	8	(133)	—	7,767

Total available for sale	$438,899	$5,405	$(3,195)	$(2,390)	$438,719

The amortized cost and fair value of investment securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2010
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$626	$628
After 1 but within 5 years	4,217	4,225
After 5 but within 10 years	—	—
After 10 years	26,176	28,676
Mortgage-backed securities-residential	23,896	24,247
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	320,430	321,928
Non-agency	17,800	16,622

Total available for sale debt securities	393,145	396,326

No contractual maturity	10,718	10,982

Total available for sale securities	$403,863	$407,308

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
Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the loss related to other factors. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2010	2009
Corporate bonds	$58	$—
Trust preferred securities	55	—
Common stocks	—	3,121
Preferred stocks	—	1,117
Other securities	63	—

	$176	$4,238

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at March 31, 2010 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Three months ended
(In thousands)	March 31, 2010
Balance at January 1, 2010	$1,896
Reductions for securities sold during the period (realized)	(573)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	(113)

Balance at March 31, 2010	$1,210

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
March 31, 2010		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Investment securities available for sale
U.S. government agencies	$748	$(2)	$—	$—	$748	$(2)
Preferred stocks	—	—	2,455	(45)	2,455	(45)
Common stocks	4	(2)	—	—	4	(2)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	151,694	(1,514)	4,046	(10)	155,740	(1,524)
Non-agency	1,512	(9)	8,745	(1,252)	10,257	(1,261)
Trust preferred securities	—	—	1,621	(127)	1,621	(127)

Total available for sale	$153,958	$(1,527)	$16,867	$(1,434)	$170,825	$(2,961)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
December 31, 2009		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Investment securities available for sale
Mortgage-backed securities-residential	$11,922	$(26)	$—	$—	$11,922	$(26)
U.S. government agencies	398	(2)	—	—	398	(2)
Preferred stocks	—	—	2,230	(270)	2,230	(270)
Common stocks	41	(8)	—	—	41	(8)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	111,661	(1,281)	—	—	111,661	(1,281)
Non-agency	—	—	12,487	(1,957)	12,487	(1,957)
Corporate bonds	—	—	5,602	(1,053)	5,602	(1,053)
Trust preferred securities	—	—	12,630	(855)	12,630	(855)
Other securities	—	—	1,158	(133)	1,158	(133)

Total available for sale	$124,022	$(1,317)	34,107	$(4,268)	$158,129	(5,585)

The AFS portfolio had gross unrealized losses of $3.0 million at March 31, 2010, which recovered from gross unrealized losses of $5.6 million at December 31, 2009. The improvement in gross unrealized losses is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio slightly offset by $176,000 in impairment charges, including $113,000 on two bonds the Company has decided to sell before recovery of its cost basis. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.
Preferred stock: As of March 31, 2010, the Company had one preferred stock holding of a financial institution with a total fair value of $2.5 million and an unrealized loss of $45,000, or 2% of its aggregate cost. Management evaluated analysts near term earnings estimates and recent stock price recovery in relation to the severity and duration of the unrealized loss. While the stock is rated below investment grade, the stock price has seen a significant price recovery since the second quarter of 2009. The issuer is current with dividend payments and has repaid the $45 billion Troubled Asset Relief Program (“TARP”) investment by the U.S. Treasury. Management believes that the fair value of the preferred stock was not a result of the financial condition and near term projections of the issuer but rather reflected investor concerns about recent losses in the financial services industry related to subprime, construction and commercial real estate lending, a recent acquisition, and other credit-related factors. Because the Company does not intend to sell this stock before recovery of its cost basis and will not more likely than not be required to sell the stock before recovery of its cost basis, it does not consider the impairment to be other-than-temporary at March 31, 2010.
In the first quarter of 2009, the Company recorded an other-than-temporary impairment charge of $1.1 million on one preferred stock which was subsequently sold during the third quarter of 2009.
Common stocks: As of March 31, 2010, the Company had one common stock of a financial institution with a total fair value of $4,000 and an unrealized loss of $2,000, or 32% of its aggregate cost. The Company recorded an OTTI charge to earnings of $5,000 related to this common stock during the second quarter of 2009. Because the Company does not intend to sell this stock before recovery of its cost basis and will not more likely than not be required to sell this stock before recovery of its cost basis, it does not consider the unrealized loss to be other-than-temporary at March 31, 2010.
In the first quarter of 2009, the Company recorded an impairment charge to earnings of $3.1 million related to 81 common stocks in six separate accounts of large cap, small cap and mid-cap common stocks managed exclusively for the benefit of the Company by an investment management company. The Company sold the entire managed common stock portfolio during the third quarter of 2009.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.
U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”): As of March 31, 2010, the Company had 41 Agency CMOs with a fair value of $155.7 million and gross unrealized losses of $1.5 million, or 1% of their aggregate cost. Forty of the Agency CMOs have been in an unrealized loss position for less than twelve months. The one Agency CMO that has been in an unrealized loss position for more than twelve months has a fair market value of $4.0 million and an unrealized loss of $10,000 at March 31, 2010. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2010.
Non-agency collateralized mortgage obligations (“Non-agency CMOs”): As of March 31, 2010, the Company had four non-agency CMOs with a fair value of $10.3 million and gross unrealized losses of $1.3 million, or 11% of their aggregate cost. Three of the non-agency CMO bonds were in an unrealized loss position for more than twelve months. One bond was in an unrealized loss position for less than twelve months. Three bonds accounted for $1.2 million, or 99% of the gross unrealized loss. During the second quarter of 2009, the Company concluded that two of these three bonds were other-than-temporarily impaired and recognized in earnings the credit-related loss of $459,000. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bonds by considering numerous factors including credit default rates, Veteran’s Administration support, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. Two of the bonds are below investment grade and the third bond is rated A.
Management utilized discounted cash flow analysis as required under ASC Topic 320 and ASC Topic 325 to determine the credit component of the unrealized loss for the three bonds that have been in an unrealized loss position for more than twelve months. As a result, management concluded that there was no additional credit-related loss on the two bonds that were previously deemed other-than-temporarily impaired. In addition there was no credit-related loss on the third bond. Management expects to fully collect the amortized cost basis of all four bonds. The Company does not intend to sell the non-agency CMOs and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Therefore, the Company does not consider the other two bonds to be other-than–temporarily impaired as of March 31, 2010. The total gross unrealized loss of $1.3 million recognized in comprehensive income is comprised of the $868,000 in noncredit-related losses on the two bonds deemed other-than-temporarily impaired and $393,000 in unrealized losses on the two bonds not considered other-than-temporarily impaired.
Corporate bonds: During the first quarter of 2010, the Company sold a corporate bond that was deemed other-than-temporarily impaired during the second quarter of 2009. The Company recorded an $87,000 loss when the bond was sold. The Company sold the bond because the credit rating of the bond issuer had been downgraded and the price had improved. The unrealized loss on this bond at December 31, 2009 was $630,000. In addition during the first quarter of 2010, the Company decided to sell another corporate bond that was issued by a finance company. The credit rating of the bond’s issuer had also been downgraded. The Company recorded an impairment charge of $58,000 related to this bond. The unrealized loss on this bond at December 31, 2009 was $423,000.
Trust preferred securities: At March 31, 2010, the Company had nine trust preferred securities issued by seven individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry. The valuations of trust preferred securities were based upon the fair market values of active trades for four of the securities and ASC Topic 320 using cash flow analysis for the remaining seven securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. As of March 31, 2010, the Company had one trust preferred security with a fair value of $1.6 million and gross unrealized losses of $127,000, or 7% of its aggregate cost. This trust preferred security has been in an unrealized loss position for longer than twelve months, is not rated, and was deemed other-than-temporarily impaired at June 30, 2009.
The unrealized loss in the trust preferred security reflects the credit concerns related to the financial institution that issued this long term financial obligation. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in a lower value. Management applied a discounted cash flow analysis based upon the liquidity risk premiums and the recent corporate spreads for similar securities to arrive at the credit risk component of the unrealized loss as required by ASC Topic 320. As a result, there was no additional credit-related loss on the bond. The total gross unrealized loss of $127,000 recognized in comprehensive income is the noncredit-related loss on the security.
During the first quarter of 2010 the Company completed the sale of two trust preferred securities deemed other-than-temporarily impaired at June 30, 2009 and recorded total gains of $124,000. During the first quarter of 2010, the Company decided to sell another trust preferred security that was deemed other-than-temporarily impaired during the second quarter of 2009. Current price appreciation of the security made it desirable to sell it. The Company recorded an impairment charge of $55,000.
Other securities: As of March 31, 2010, the Company had eight investments in real estate and SBA funds. As of March 31, 2010, one of the private equity real estate funds has a fair value of $259,000. Management reviewed the fund’s financials, asset values, and its near-term projections and concluded that the fund was other-than-temporarily impaired. Consequently, the Company recorded an impairment charge of $63,000 during the first quarter of 2010.
The Company has two investments in private equity global commercial real estate investment funds with a total fair value of $854,000 at March 31, 2010. These funds were deemed other-than-temporarily impaired during 2009. There was no additional impairment in 2010.
The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Note 4. Loans and Leases

	March 31,	December 31,
(In thousands)	2010	2009
Commercial and industrial	$97,764	$104,063
Construction	32,053	52,196
Land Development	64,919	66,878
Real Estate — residential	52,646	48,498
Real Estate — residential-mezzanine	1,017	2,480
Real Estate — non-residential	276,477	277,234
Real Estate — multi-family	22,003	22,017
Tax certificates	70,519	73,106
Leases	40,990	39,097
Other	1,460	2,173

Total gross loans	$659,848	$687,742
Deferred fees, net	(786)	(878)

Total loans and leases	$659,062	$686,864

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at March 31, 2010. A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.
The Company classifies its leases as capital leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method. As of March 31, 2010, the Company did not have any restructured loans.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.
The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(In thousands)	2010	2009
Impaired loans with a valuation allowance	$55,797	$46,670
Impaired loans without a valuation allowance	27,865	27,009

Total impaired loans	$83,662	$73,679

Valuation allowance related to impaired loans	$9,995	$10,958
Non-accrual and impaired loans were $83.7 million at March 31, 2010, compared to $73.7 million at December 31, 2009, an increase of $10.0 million. The $10.0 million increase was primarily the result of $19.8 million in additions partially offset by a $6.1 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual and $3.7 million in charge-offs. If interest had been accrued, such income would have been approximately $1.5 million for the three months ended March 31, 2010. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter. The $1.0 million decline in the valuation allowance was related to $3.0 million in loan charge-offs of specific reserves offset by $1.8 million in valuation allowances on three new non-accrual relationships.
Total cash collected on impaired loans during the three months ended March 31, 2010 and 2009 was $6.5 million and $4.8 million respectively, of which $6.5 million and $4.5 million was credited to the principal balance outstanding on such loans, respectively.

Note 5. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	Three months ended
	March 31,
(In thousands)	2010	2009
Balance at beginning period	$30,331	$28,908

Charge-offs by loan type
Commercial and industrial	(2,031)	(15)
Construction and land development	(55)	—
Real Estate — residential — mezzanine	(1,462)	—
Real Estate — non-residential	—	(4,300)
Leases	(102)	(154)
Tax certificates	(1)	—

Total charge-offs	(3,651)	(4,469)

Recoveries by loan type
Commercial and industrial	—	1
Real Estate — residential	17	32
Real Estate — non-residential	11	—
Leases	50	—

Total recoveries	78	33

Net charge offs	(3,573)	(4,436)

Provision for loan and lease losses	1,903	2,797

Balance at the end of period	$28,661	$27,269

Loan and lease charge-offs were $3.7 million during the first quarter of 2010. These charge-offs were primarily attributed to commercial, construction, and residential real estate mezzanine loans. Of the $3.7 million in charge-offs for the three months ended March 31, 2010, $3.0 million were related to specific reserves.
Note 6. Other Real Estate Owned
Other real estate owned (“OREO”) decreased $4.5 million from $30.3 million at December 31, 2009 to $25.8 million at March 31, 2010. Set forth below is a table which details the changes in OREO from December 31, 2009 to March 31, 2010.

2010
(In thousands)	First Quarter
Beginning balance	$30,317
Net proceeds from sales	(4,391)
Net gain on sales	157
Other	500
Impairment charge	(802)

Ending balance	$25,781

During the first quarter of 2010, the Company sold collateral related to three loans. The first sale is related to a five building condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. In 2009, the Company completed the construction of two buildings. In the fourth quarter of 2009, the Company held an auction of the 51 completed condominiums. During the first quarter of 2010, the Company closed on 19 of the units for net proceeds of $2.4 million and recorded a $62,000 loss. The Company closed on 24 of the condominiums in 2009. The second sale during the quarter was a commercial building that was collateral for a loan transferred to OREO in the third quarter of 2009. The Company received net proceeds of $652,000 and recorded a loss of $67,000. The third sale was a residential building that was collateral for a loan transferred to OREO in the fourth quarter of 2009. The Company received net proceeds of $1.2 million and recorded a $216,000 gain.
Note 7. Deposits
The Company’s deposit composition as of March 31, 2010 and December 31, 2009 is presented below:

	March 31,	December 31,
(In thousands)	2010	2009
Demand	$59,846	$63,168
NOW	47,141	45,248
Money Market	165,324	168,893
Savings	15,749	15,336
Time deposits (over $100)	133,486	141,652
Time deposits (under $100)	232,796	240,557
Brokered deposits	171,885	206,901

Total deposits	$826,227	$881,755

Under the Orders as described in “Note 2 – Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of brokered deposits. During the first quarter of 2010, Royal Bank redeemed an additional $35.0 million in brokered deposits.
Note 8. Borrowings and Subordinated Debentures
1. Advances from the Federal Home Loan Bank
Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of March 31, 2010. Total advances from the FHLB, including the $22.0 million above, were $193.0 million at March 31, 2010 compared to $209.5 million at December 31, 2009. The FHLB advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans. The available borrowing capacity is based on qualified collateral. During the first quarter of 2010, Royal Bank was notified by the FHLB that they were being placed on an over collateralized delivery requirement of 105%. The FHLB’s decision was based primarily upon the level of Royal Bank’s non-performing assets and net loss. The available amount for future borrowings will be based on the amount of collateral to be pledged.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of March 31,		As of December 31,
	2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2010	$99,500	4.19%	$114,500	4.41%
2011	—	—	—	—
2012	30,000	4.32%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	13,451	3.46%	15,001	3.46%

Total FHLB borrowings	$192,951		$209,501

Under the Orders as described in “Note 2 – Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of FHLB advances and paid back $15.0 million at the end of the first quarter of 2010.
2. Other borrowings
The Company has a note payable with PNC Bank (“PNC”) at March 31, 2010 in the amount of $4.6 million compared to $4.7 million at December 31, 2009. The note’s maturity date is August 25, 2016. The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly. The interest rate at March 31, 2010 was 0.38%.
At March 31, 2010 and December 31, 2009, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018. These borrowings are secured by government agencies and mortgage-backed securities. These borrowings have a weighted average interest rate of 3.65%.
3. Subordinated debentures
The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”). The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 2.41% at March 31, 2010, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities had an initial interest rate of 5.80% until December 31, 2009 and now resets quarterly at 3-month LIBOR plus 2.15%. The interest rate at March 31, 2010 was 2.41%.
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
On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities. Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Orders” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. As of March 31, 2010 the trust preferred interest payment in arrears was $679,000 and has been recorded in interest expense and accrued interest payable.
Note 9. Commitments, Contingencies, and Concentrations
The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The contract amounts are as follows:

	March 31,	December 31,
(In thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$46,355	$44,829
Commitments to extend credit	—	1,630
Standby letters of credit and financial guarantees written	2,957	3,477
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
Note 10. Shareholders’ Equity
1. Preferred Stock
On February 20, 2009, as part of the Capital Purchase Program (“CPP”) established by the United States Department of Treasury (“Treasury”), the Company issued to Treasury 30,407 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value per share (the “Series A Preferred Stock”), and a liquidation preference of $1,000 per share. In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock. The aggregate purchase price for the Series A Preferred Stock and warrant was $30.4 million in cash. The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators. The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock. The Company utilized the extra capital provided by the CPP funds to support its efforts to prudently and transparently provide lending and liquidity while also balancing the goal to remain well-capitalized.

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
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of March 31, 2010, the Series A Preferred stock dividend in arrears is $1.1 million which is comprised of $1.1 million in dividends and $29,000 in interest which have not been recognized in the consolidated financial statements.
At March 31, 2010, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. Under the Orders as described in “Note 2 – Regulatory Orders” to the Consolidated Financial Statements, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company. Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Orders” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.
Additionally, as a result of the CPP completed between the Treasury and the Company on February 20, 2009, the Company is required to receive Treasury’s approval for any increases in the dividend above the amount of the last regular quarterly common stock dividend paid prior to October 14, 2008 and any repurchases of Company common stock. These restrictions on the payment of dividends and the repurchases of common stock by the Company became effective immediately upon closing and remain in effect until the earlier date of the third anniversary of the closing date of the preferred shares and the date of the redemption of the preferred shares.
Note 11. Regulatory Capital Requirements
As of March 31, 2010, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. Under the Orders as described in “Note 2 – Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met those requirements at March 31, 2010.

	As of March 31, 2010
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$141,509	17.04%	$66,439	8.00%	N/A	N/A
Royal Bank	110,930	14.74%	60,216	8.00%	$75,271	10.00%
Royal Asian	13,009	17.50%	5,946	8.00%	7,432	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$130,904	15.78%	$33,220	4.00%	N/A	N/A
Royal Bank	101,324	13.46%	30,108	4.00%	$45,162	6.00%
Royal Asian	12,053	16.22%	2,973	4.00%	4,459	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$130,904	10.35%	$50,587	4.00%	N/A	N/A
Royal Bank	101,324	8.64%	46,916	4.00%	$58,645	5.00%
Royal Asian	12,053	12.12%	3,977	4.00%	4,971	5.00%
Note 12. Pension Plan
The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.
Net periodic defined benefit pension expense for the three month periods ended March 31, 2010 and 2009 included the following components:

	Three months ended
	March 31,
(In thousands)	2010	2009
Service cost	$76	$126
Interest cost	156	141
Amortization of prior service cost	22	22
Amortization of actuarial loss	13	7

Net periodic benefit cost	$267	$296

Note 13. Stock Compensation Plans
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

The following table presents the activity related to the Directors’ Plan for the three months ended March 31, 2010.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2009	90,197	$19.15	3.6	$—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2010	90,197	$19.15	3.1	$—

Options exercisable at March 31, 2010	90,197	$19.15	3.1	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2010. The intrinsic value varies based on the changes in the market value in the Company’s stock.
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
The following table presents the activity related to the Employee Plan for the three months ended March 31, 2010.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2009	401,626	$20.09	4.2	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,993)	18.46
Expired	—	—

Options outstanding at March 31, 2010	399,633	$20.10	4.0	$—

Options exercisable at March 31, 2010	355,915	$19.89	3.7	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2010. The intrinsic value varies based on the changes in the market value in the Company’s stock.

Long-Term Incentive Plan
Under the 2007 Long-Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of March 31, 2010, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the board of directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period. All shares of restricted stock were forfeited in the first quarter of 2010 due to the Company’s losses in 2009 and 2008.
The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the three months ended March 31, 2010.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2009	135,312	$10.19	8.2	$—
Granted	—	—
Exercised	—	—
Forfeited	(12,750)	12.89
Expired	—	—

Options outstanding at March 31, 2010	122,562	$9.73	8.0	$—

Options exercisable at March 31, 2010	49,545	$12.32	7.7	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2010. The intrinsic value varies based on the changes in the market value in the Company’s stock.
For all Company plans as of March 31, 2010, there were 116,735 nonvested stock options and unrecognized compensation cost of $277,000 which will be expensed within three years.
Note 14. Loss Per Common Share
The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months ended March 31, 2010, 623,351 options to purchase shares of common stock were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months ended March 31, 2010. Additionally 30,407 warrants were also anti-dilutive. For the three months ended March 31, 2009, 919,944 options to purchase shares of common stock were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months ended March 31, 2009.

Basic and diluted EPS are calculated as follows:

	Three months ended March 31, 2010
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(1,563)	13,257	$(0.12)

	Three months ended March 31, 2009
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(6,968)	13,257	$(0.53)

See “Note 13 — Stock Compensation Plans” to the Consolidated Financial Statements for a discussion on the Company’s stock option and restricted stock plans.
Note 15. Comprehensive Income (Loss)
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

	Three months ended March 31, 2010
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$2,221	$656	$1,565
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(81)	81
Non-credit loss portion of other-than-temporary impairments	1,395	488	907
Less adjustment for impaired investments	(176)	(65)	(111)
Less reclassification adjustment for gains realized in net loss	167	58	109

Unrealized gains on investment securities	3,625	1,232	2,555
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(35)	(12)	(23)

Other comprehensive income, net	$3,660	$1,244	$2,578

	Three months ended March 31, 2009
		Tax
	Before tax	expense	Net of tax
	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(4,785)	$(1,676)	$(3,109)
Reduction in deferred tax valuation allowance related to preferred and common stock	—	923	(923)
Less adjustment for impaired debt, preferred and common stock securities	(4,238)	(1,483)	(2,755)
Less reclassification adjustment for losses realized in net loss	(214)	(75)	(139)

Unrealized losses on investment securities	(333)	(1,041)	708
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(7)	(2)	(5)

Other comprehensive income, net	$(326)	$(1,039)	$713

Note 16. Fair Value of Financial Instruments
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
Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges. Level 1 securities include obligations of U.S. government-sponsored agencies, preferred and common stocks, and four trust preferred securities which are actively traded.
Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The prices were obtained from third party vendors. This category generally includes mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs, and corporate bonds.
In 2009, the Company engaged third parties to assist in valuing Level 3 securities which include seven trust preferred securities and in prior periods three collateralized debt obligations (“CDOs”). The fair value for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. The CDO valuations were determined using a copula method, which is a type of market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool, corporate bond spreads, and the timing of the maturity of the CDOs to arrive at indicative pricing. The analysis did not look at indicators of defaults but instead it analyzed what would happen to the principal if actual defaults occurred. The analysis used a 0% recovery rate. In addition, management used two independent third parties to validate the fair values received.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31 2010 and December 31, 2009 are as follows:

Balances as of March 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$24,247	$—	$24,247
U.S. government agencies	1,400	—	—	1,400
Preferred stocks	2,455	—	—	2,455
Common stocks	504	—	—	504
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	321,928	—	321,928
Non-agency	—	16,622	—	16,622
Corporate bonds	—	3,453	—	3,453
Trust preferred securities	5,768	—	22,908	28,676
Other securities	—	—	8,023	8,023

Total available for sale	$10,127	$366,250	$30,931	$407,308

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$21,601	$—	$21,601
U.S. government agencies	1,151	—	—	1,151
Preferred stocks	2,230	—	—	2,230
Common stocks	444	—	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	318,501	—	318,501
Non-agency	—	21,198	—	21,198
Collateralized debt obligations	—	—	24,825	24,825
Corporate bonds	—	6,867	—	6,867
Trust preferred securities	11,895	—	22,240	34,135
Other securities	—	—	7,767	7,767

Total available for sale	$15,720	$368,167	$54,832	$438,719

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Investment Securities
(In thousands)	Available for Sale
Beginning balance December 31, 2009	$54,832
Total gains/(losses) — (realized/unrealized):
Included in earnings	(63)
Included in other comprehensive income	1,013
Purchases, issuances, and settlements	(24,851)
Transfers in and/or out of Level 3	—

Ending balance March 31, 2010	$30,931

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

Balances as of March 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$—	$—	$45,802	$45,802
Other real estate owned	—	—	1,128	1,128

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$—	$—	$35,712	$35,712
Other real estate owned	—	—	30,317	30,317
Loans and leases held for sale	—	—	2,254	2,254
The table below states the fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009. The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	At March 31, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value
Financial Assets:
Cash and cash equivalents	$64,315	$64,315	$58,298	$58,298
Investment securities available for sale	407,308	407,308	438,719	438,719
Federal Home Loan Bank stock	10,952	10,952	10,952	10,952
Loans, net	630,401	628,830	656,533	652,716
Accrued interest receivable	15,532	15,532	14,942	14,942

Financial Liabilities:
Demand deposits	59,846	59,846	63,168	63,168
NOW and money markets	212,465	212,465	214,141	214,141
Savings	15,749	15,749	15,336	15,336
Time deposits	538,167	530,074	589,110	578,824
Short-term borrowings	99,500	99,500	114,500	114,500
Long-term borrowings	138,013	130,663	139,675	131,093
Subordinated debt	25,774	13,630	25,774	12,617
Obligations from equity investments	3,043	3,043	3,652	3,652
Accrued interest payable	6,642	6,642	6,150	6,150

Note 17. Real Estate Owned via Equity Investment
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
At March 31, 2010, the Company had one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) based on Royal Investments America being the primary financial beneficiary. In June 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) which updates ASC Topic 810. The purpose of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions in ASC Topic 860 as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU 2009-17 became effective on January 1, 2010. Earlier application was prohibited. The adoption of ASU 2009-17 had no impact on the Company’s consolidated financial statements.
Consolidation of this VIE was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of March 31, 2010, the Partnership also had $3.0 million outstanding of senior debt with another bank. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.
On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009. The Company signed a forbearance agreement and an intercreditor agreement between the Company and the Senior Lender on October 23, 2009 which extended the loan until December 9, 2010. On October 25, 2009 the senior debt lender filed for bankruptcy protection, which has not impacted the relationship between the Partnership and the senior debt lender. As part of the agreement to extend the loan for 14 months, the senior debt lender required the Partnership to provide additional funds to cover current and potential future cash requirements for capital improvements, operating expenses and marketing costs. Through March 31, 2010, Royal Bank has loaned $1.0 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. The initial loan amount and any additional funds loaned to the Partnership will be repaid from the cash flow after the senior debt is paid in full, but prior to any other payments to partners.
In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had recognized $10 million in impairment charges related to this asset through

December 31, 2008. No further impairment of this asset occurred in 2009 and 2010. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.
At March 31, 2010, the Partnership had total assets of $14.5 million of which $12.1 million is real estate as reflected on the consolidated balance sheet and total borrowings of $13.3 million, of which $10.2 million relates to the Company’s loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $12.7 million in this Partnership ($2.5 million capital contribution and $10.2 million of loans). The impairments mentioned above have contributed to an overall reduction in the Company’s investment. At March 31, 2010, the remaining amount of the investment in and receivables due from the Partnership totaled $9.4 million.
Note 18. Segment Information
FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments, RBA Leasing (“Leasing” in the segment table below). The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that previously made equity investments in real estate and had extended mezzanine loans to real estate projects. At March 31, 2010 and 2009, one such equity investment in real estate meets the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting this investment on a consolidated basis as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to its partners. The VIE is included below in the Equity Investment category.
In June 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) which updates ASC Topic 810 “Consolidations”. The purpose of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions in ASC Topic 860, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The new guidance became effective on January 1, 2010. Earlier application was prohibited. The adoption of ASU 2009-17 did not have a significant impact on the Company’s consolidated financial statements.
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
Equity investments
In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of March 31, 2010, the Partnership also had $3.0 million outstanding of senior debt with another bank. Through March 31, 2010, Royal Bank has loaned $1.0 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company is not obligated to pay the senior debt.
In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), the Partnership assesses for impairment by evaluating the recoverability of the condominiums based on estimated future operating cash flows. The Company had previously recognized $10.0 million in impairment ($1.5 million in 2008 and $8.5 million in 2007). There was no further impairment in 2010. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. The Company’s investment in this entity is further discussed in “Note 17 - Real Estate Owned via Equity Investment” to the Consolidated Financial Statements.
Lease segment
RBA Leasing is a small ticket leasing company. It originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, RBA Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies.
The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2010 and 2009.

	Three months ended March 31, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,073,479	$100,731	$8,183	$39,549	$1,221,942

Total deposits	$826,227	$—	$—	$—	$826,227

Interest income	$11,932	$2,764	$—	$927	$15,623
Interest expense	6,371	915	14	303	7,603

Net interest income (expense)	$5,561	$1,848	$(14)	$624	$8,020
Provision for loan and lease losses	1,678	50	—	175	1,903
Total other income	1,072	70	93	70	1,305
Total other expenses (income)	7,440	486	170	(43)	8,053
Income tax (benefit) expense	(752)	564	(32)	220	—

Net (loss) income	$(1,732)	$818	$(59)	$342	$(631)

Noncontrolling interest	$23	$327	$(45)	$137	$442

Net (loss) income attributable to Royal Bancshares	$(1,756)	$491	$(14)	$205	$(1,073)

	Three months ended March 31, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,123,111	$83,771	$17,452	$28,640	$1,252,974

Total deposits	$812,140	$—	$—	$—	$812,140

Interest income	$13,194	$2,505	$—	$655	$16,354
Interest expense	8,023	928	40	294	9,285

Net interest income (loss)	$5,171	$1,577	$(40)	$361	$7,069
Provision for loan and lease losses	2,531	69	—	197	2,797
Total other (loss) income	(3,837)	27	130	97	(3,583)
Total other expenses	6,199	761	163	103	7,226
Income tax (benefit) expense	(297)	267	(26)	56	—

Net (loss) income	$(7,099)	$507	$(47)	$102	$(6,537)

Noncontrolling interest	$37	$202	$(36)	$13	$216

Net (loss) income attributable to Royal Bancshares	$(7,136)	$305	$(11)	$89	$(6,753)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $915,000 and $928,000 for the three month periods ended March 31, 2010 and 2009, respectively.
Interest income earned by the Community Banking segment related to the Leasing Segment was approximately $303,000 and $294,000 for the three month periods ended March 31, 2010 and 2009, respectively.
Note 19. Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of March 31, 2010 and December 31, 2009, FHLB stock totaled $11.0 million.
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
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB. On April 29, 2010, the FHLB filed an 8-K to report their results for the quarter ended March 31, 2010. For the first quarter of 2010, the FHLB had net income of $9.9 million compared to a net loss of $23.6 million for the quarter ended March 31, 2009 an improvement of 141.9%. However credit-related losses on their mortgage-backed securities portfolio remained high at $27.6 million. At March 31, 2010, total regulatory capital was $4.4 billion. The FHLB was in compliance with its risk-based, total and leverage capital requirements at March 31, 2010. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs through the U.S. Treasury. Based on the capital adequacy, improvement in earnings, and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered. Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of March 31, 2010. Further deterioration of the FHLB’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired.

Note 20. Reclassifications
Certain items in the 2009 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net loss for the periods presented herein as a result of reclassification.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month periods ended March 31, 2010 and 2009. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K for the year ended December 31, 2009.
FORWARD-LOOKING STATEMENTS
From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; the possibility that we will be unable to comply with the conditions imposed upon us in the regulatory orders issued by the FDIC, Pennsylvania Department of Banking in July 2009, and the agreement with the Federal Reserve Bank of Philadelphia dated March 10, 2010, which could result in the imposition of further restrictions on our operations; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Troubled Asset Relief Program voluntary Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.
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
Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2009) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company is an investor in a variable interest entity and is required to report its investment in the variable interest entity on a consolidated basis under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”). The variable interest entity is responsible for providing its financial information to the Company. We complete an internal review of this financial information. This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we have identified other-than-temporary impairment on investments securities, accounting for allowance for loan and leases losses, and deferred tax assets as among the most critical accounting policies and estimates. These critical accounting policies and estimates are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.
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
At March 31, 2010, the Company had consolidated total assets of approximately $1.2 billion, total loans and leases of $659.1 million, total deposits of approximately $826.2 million, and shareholders’ equity of approximately $106.2 million. The Company had interest income of $15.6 million for the three months ended March 31, 2010, which reflected a decrease of $731,000, or 4.5%, from the comparable period of 2009. The decline in interest income was attributed primarily to a change in the mix of interest earning assets. Lower yielding cash and investments increased by almost 200% and 8.1%, respectively, on average year over year while higher yielding loans declined by 5.9% on average year over year. Interest expense for the quarter ended March 31, 2010 of $7.6 million was $1.7 million, or 18.1%, below the comparable quarter of 2009 due to improved pricing of deposit products, mainly higher cost retail and brokered time deposits. The Company recorded a net loss of $1.1 million for the quarter ended March 31, 2010 as compared to $6.8 million for the quarter ended March 31, 2009. The net loss in 2009 was primarily associated with $4.2 million in impairment charges on equity securities in the available-for-sale investment portfolio, an increase in nonperforming loans which resulted in the loss of interest income associated with those nonperforming loans, and lower yields on loans and investments.
The chief sources of revenue for the Company are interest income from extending loans and interest income from investing in security instruments, mostly through its subsidiaries Royal Bank and Royal Asian. Both Royal Bank and Royal Asian principally generate commercial real estate loans primarily secured by first mortgage liens. These types of loans make up 42% and 72% of the loan portfolios of Royal Bank and Royal Asian at March 31, 2010, respectively. Additionally, Royal Bank and Royal Asian offer construction loans, including construction loans for commercial real estate projects and for residential home development. At March 31 2010, construction loans comprised 5% and 7%, respectively, of the Royal Bank and Royal Asian loan portfolios. Land development loans at March 31, 2010 comprised 10% and 0% of the loan portfolios of Royal Bank and Royal Asian, respectively. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we are experiencing now, adversely impacts the commercial rental or home sales market. During 2005, the Company received permission to offer loans, including mezzanine loans, by the Federal Reserve Board. Royal Bank also offered mezzanine loans, which are typically inherently more risky, higher rewarding loans. At March 31, 2010, the Company had one mezzanine loan outstanding, which amounted to $1.0 million, and the percentage of mezzanine loans in the Company’s consolidated loan portfolio was 0.2% of the portfolio. Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread. Please see the “Net Interest Margin” section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.
Consolidated Net Loss
During the first quarter of 2010, the Company recorded a net loss of $1.1 million, compared to a net loss of $6.8 million for the comparable quarter of 2009. The net loss during the first quarter of 2009 was primarily the result of a $4.2 million impairment loss on available for sale investment securities, an increase in nonperforming loans which resulted in the loss of interest income associated with those nonperforming loans, and lower yields on loans and investments. Net interest income of $8.0 million for the three months ended March 31, 2010 increased $951,000 from $7.1 million for the three months ended March 31, 2009. As a consequence of the slowdown in the housing market and the economic recession, the Company has a high level of non-performing loans which continues to weigh on the net interest margin and the overall level of profitability. The Company has been able to mitigate the impact of the nonperforming assets by repricing the liabilities and redeeming higher costing brokered deposits and paying off FHLB advances. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report. Basic and diluted losses per common share were both $0.12 for the first quarter of 2010, as compared to basic and diluted losses per common share of $0.53 for the comparable quarter of 2009.
Interest Income
Total interest income for the first quarter of 2010 amounted to $15.6 million, which represented a decline of $731,000, or 4.5% , from the comparable quarter of 2009. The decrease was primarily driven by a decline in the yields on investments and cash coupled with a decline in average loan balances year over year. This was partially offset by increased investments and an increase in the yield on loans in the first quarter of 2010 relative to the comparable quarter of 2009. Average interest earning assets, which amounted to $1.2 billion in the first quarter of 2010, increased $26.0 million, or 2.3%, above the first quarter of 2009 due to an increase in investments and cash equivalents year over year, which were partially offset by a decline in loans. Average cash equivalents, which amounted to $53.7 million for the first quarter of 2010, tripled from the average level of $17.9 million during the first quarter of 2009 while average investment securities of $438.4 million increased $33.0 million, or 8.1%, from the first quarter 2009 average. The increase in investment securities, which was entirely comprised of government agency investments, was attributed to growth in retail deposits during 2009. The increase in cash and cash equivalents was associated with maintaining excess liquidity within the Company due to the desire to maintain higher liquidity levels during this weak housing market and economy. Average loan balances of $677.7 million in the first quarter of 2010 decreased $42.8 million, or 5.9%, year over year. The decline in loan balances was attributed to loan prepayments, loan pay-downs, loan charge-offs, transfers of loans to OREO through foreclosure proceedings and a limitation on commercial real estate and construction loans. The primary focus of the lending department during the past year has been small business lending, middle market lending, owner occupied commercial real estate and small ticket leasing.
The yield on average interest earning assets for the first quarter of 2010 of 5.42% amounted to a decline of 38 basis points from the prior year’s first quarter yield. The yield reduction was comprised of year over year declines of 37 and 85 basis points for cash equivalents (0.26% versus 0.63%) and investments (4.13% versus 4.98%), respectively, partially offset by an increase of 26 basis points in loan yield (6.65% versus 6.39%). Lower interest rates on cash and cash equivalents and investment categories reflected the continued general market decline in interest rates during the first half of 2009 and continued into the first quarter of 2010. The increase in loan yields reflected a greater concentration of higher yielding leases and tax liens within the loan portfolio in the first quarter of 2010 relative to the comparable quarter of 2009. Leases increased $11.6 million on average year over year and tax liens increased $8.6 million while the lower yielding commercial loans declined year over year. In addition the reversal of interest on new non-performing loans was higher in 2009 relative to 2010. Non-accrual loans were $83.7 million at March 31, 2010 compared to $70.0 million at March 31, 2009.

Interest Expense
Total interest expense of $7.6 million in the first quarter of 2010 declined by $1.7 million, or 18.1%, from the comparable quarter of 2009. The reduction in interest expense was mainly associated with a decline in rates paid on now and money market accounts, retail and brokered deposits, and borrowings and was partially offset by an increase in total deposit balances. The average interest rate paid on average total interest-bearing liabilities of 2.88% represented an improvement of 76 basis points from the rate paid during the comparable quarter of 2009. As a result of the continued general decline in market interest rates, the average interest rate paid on average interest-bearing deposits for the first quarter of 2010 was 2.57% resulting in a decline of 90 basis points from the level of 3.47% during the comparable quarter of 2009. Lower average interest rates were paid on existing customer now and money market rates year over year (2.11% in 2009 versus 1.07% in 2010) and on certificates of deposit (“CDs”) year over year (3.19% in 2010 versus 4.07% in 2009). The decline in interest rates paid on CDs was attributed to lower rates on new accounts, the re-pricing at lower interest rates of a significant amount of maturing CDs, in particular in the fourth quarter of 2009 and the recent redemption of maturing brokered CDs. $55.0 million of brokered CDs at a weighted average cost of 4.02% were redeemed at maturity during the past six months, using cash and investments with yields varying from 0.25% to 3.50%. The average interest rate paid for borrowings during the first quarter of 2010 amounted to 3.75% which amounted to a reduction of 29 basis points from the average rate paid during the first quarter of 2009.
Average interest-bearing liabilities of $1.1 billion, which increased by $39.5 million, or 3.8%, due to an increase in total average interest-bearing deposits of $60.5 million, or 8.3%, was partially offset by a reduction in borrowings, primarily consisting of FHLB advances, of $21.1 million, or 7.0%. The increase in deposits was mainly related to an increase in average CDs of $43.0 million year over year, which was comprised of an increase in average retail CDs offset by a decline of $54.6 million in average brokered CDs year over year. Management elected to reduce the reliance on FHLB advances due to the suspension of the dividend at year end 2008, the current requirement of 105% collateral delivery status for FHLB advances and the requirements of the regulatory Orders. The decline in brokered CDs was due to the requirements of the regulatory orders to reduce non-core funding.
Net Interest Margin
The net interest margin in the first quarter of 2010 of 2.79% improved 27 basis points from the comparable quarter of 2009. The Company was able to pay down maturing higher cost funds, such as brokered CDs and FHLB advances during the second half of 2009 and the first quarter of 2010, which contributed to the improvement in the net interest margin year over year. In addition the Company was also able to lower retail deposit costs through the re-pricing of maturing CDs at lower interest rates while also retaining a significant portion of these maturing CDs. The overall decline in CDs year over year amounted to 88 basis points while FHLB advances declined 29 basis points year over year. The decline of the funding costs was able to offset the higher levels of lower yielding cash and investments within earning assets relative to the prior year’s first quarter levels. As a result of maintaining a large cash position to provide sufficient liquidity in this economic environment, the Company’s net interest margin was negatively impacted due to the low average yield of 0.26% for the first quarter of 2010. The replacement of sold and called higher yielding investment securities during 2009 with lower yielding government agency mortgage backed and CMO securities coupled with a higher level of government agency securities also partially offset the improved margin. The yield on investment securities of 4.13% for the first quarter of 2010 declined 85 basis points form the comparable quarter of 2009. At March 31, 2010 loans amounted to 58% and investment securities amounted to 37% of total interest earning assets, while at March 31, 2009 loans and investment securities amounted to 61% and 32% of interest earning assets, respectively.
The Company experienced a significant decline in the net interest margin during the second half of 2008 and the first half of 2009. However, the net interest margin for the first quarter of 2010 of 2.79% increased 49 basis points from the second quarter of 2009. The improvement in the margin was attributed to the Company’s reduction of interest rates paid on money market accounts, the re-pricing of maturing certificates of deposits and payoff of maturing brokered CDs and FHLB advances during the past three quarters, which more than offset the decline in yields of interest earning assets.

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

	For the three months ended			For the three months ended
	March 31, 2010			March 31, 2009
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield
Cash equivalents	$53,698	$35	0.26%	$17,931	$28	0.63%
Investments securities	438,386	4,469	4.13%	405,406	4,982	4.98%
Loans	677,658	11,119	6.65%	720,425	11,344	6.39%

Total interest earning assets	1,169,742	15,623	5.42%	1,143,762	16,354	5.80%

Non-earning assets	90,252			50,020

Total average assets	$1,259,994			$1,193,782

Interest-bearing deposits
NOW and money markets	$213,018	562	1.07%	$195,757	1,017	2.11%
Savings	15,410	22	0.58%	15,046	20	0.54%
Time deposits	562,561	4,423	3.19%	519,649	5,215	4.07%

Total interest bearing deposits	790,989	5,007	2.57%	730,452	6,252	3.47%

Borrowings	279,044	2,582	3.75%	300,127	2,993	4.04%

Total interest bearing liabilities	1,070,033	7,589	2.88%	1,030,579	9,245	3.64%

Non-interest bearing deposits	63,421			53,704
Other liabilities	20,868			14,288
Shareholders’ equity	105,672			95,211

Total average liabilities and equity	$1,259,994			$1,193,782

Net interest margin		$8,034	2.79%		$7,109	2.52%

Rate Volume Analysis
The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three month period ended March 31, 2010, as compared to the respective period in 2009, into amounts attributable to both rates and volume variances.

	For the three months ended
		March 31,
		2010 vs. 2009
	Increase (decrease)
(In thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$23	$(16)	$7
Federal funds sold	—	—	—

Total short term earning assets	$23	$(16)	$7

Investments securities
Held to maturity	—	—	—
Available for sale	337	(850)	(513)

Total investments	$337	$(850)	$(513)

Loans
Commercial demand loans	$(736)	$33	$(703)
Commercial mortgages	71	(242)	(171)
Residential and home equity	(23)	(24)	(47)
Leases receivables	294	(78)	216
Tax certificates	264	34	298
Other loans	—	(2)	(2)
Loan fees	184	—	184

Total loans	$54	$(279)	$(225)

Total increase (decrease) in interest income	$414	$(1,145)	$(731)

Interest expense
Deposits
NOW and money market	$83	$(538)	$(455)
Savings	1	1	2
Time deposits	405	(1,197)	(792)

Total deposits	$489	$(1,734)	$(1,245)
Trust preferred	—	(159)	(159)
Borrowings	(203)	(49)	(252)

Total increase (decrease) in interest expense	$286	$(1,942)	$(1,656)

Total increase in net interest income	$128	$797	$925

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
The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $1.9 million in the first quarter of 2010 compared to $2.8 million in the comparable quarter of 2009. The 2010 provision is directly related to specific reserves on three new impaired lending relationships. The deteriorating commercial real estate market coupled with the weak residential real estate market has negatively impacted construction loans throughout the banking industry. This weak sales market has affected land development, construction and real estate loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses.
The allowance for loan and lease losses declined $1.6 million from $30.3 million at December 31, 2009 to $28.7 million at March 31, 2010. The decrease was primarily attributable to $3.7 million in charge-offs of impaired loans recorded in the first quarter of 2010 of which $3.0 million had previously been included in the specific reserves. Impaired loans increased $10.0 million during the first quarter of 2010 and were related to primarily four lending relationships. The allowance for loan and lease losses was 4.35% of total loans and leases at March 31, 2010 compared to 4.42% at December 31, 2009. During the first three months of 2010, there were changes in the factors that affected the allowance methodology. These changes included increasing the risk factors specific to most loan types.

Management believes that the allowance for loan and lease loss at March 31, 2010 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination. During 2010, there were changes in assumptions that affected the allowance. These changes included changes to the period used for the historical loss calculation; increasing the risk factors as a result of deteriorating economic conditions on both a local and national level as it pertains to construction and land development loans, non-residential real estate loans and single family residential loans. The Company also increased the risk factors associated with the rise in the trends in delinquencies of both construction and real estate loans.
Changes in the allowance for loan and lease losses were as follows:

	For the three
	months ended	For the year ended
(In thousands)	March 31, 2010	December 31, 2009
Balance at beginning period	$30,331	$28,908

Charge-offs
Commercial and industrial	(2,031)	(258)
Construction and land development	(55)	(6,231)
Construction and land development — mezzanine	—	(2,756)
Real Estate — residential	—	(1,361)
Real Estate — residential — mezzanine	(1,462)	—
Real Estate — non-residential	—	(7,404)
Real estate — non-residential real estate — mezzanine	—	(1,132)
Leases	(102)	(676)
Tax certificates	(1)	—

Total charge-offs	(3,651)	(19,818)

Recoveries
Commercial and industrial	—	15
Real Estate — residential	17	190
Real Estate — non-residential	11	431
Leases	50	—

Total recoveries	78	636

Net charge offs	(3,573)	(19,182)

Provision for loan and lease losses	1,903	20,605

Balance at the end of period	$28,661	$30,331

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	March 31, 2010		December 31, 2009
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial and industrial	$4,943	14.8%	$6,542	15.1%
Construction	4,387	4.9%	4,713	7.6%
Land Development	4,303	9.8%	3,182	9.7%
Real Estate – residential	2,598	8.0%	2,762	7.1%
Real Estate – residential – mezzanine	—	0.2%	1,000	0.4%
Real Estate – non-residential	9,684	41.9%	9,824	40.3%
Real Estate – multi-family	551	3.3%	215	3.2%
Tax certificates	349	10.7%	290	10.6%
Lease financing	1,826	6.2%	1,757	5.7%
Other	17	0.2%	25	0.3%
Unallocated	4	—	21	—

Total	$28,661	100.0%	$30,331	100.0%

The Company’s nonperforming assets are set forth below:

	March 31,	December 31,
(Amounts in thousands)	2010	2009
Non-accrual and impaired loans (1)	$83,662	$73,679
Other real estate owned	25,781	30,317

Total nonperforming assets	$109,443	$103,996

Nonperforming assets to total assets	8.96%	8.04%

Nonperforming loans to total loans	12.69%	10.73%

Allowance for loan and lease loss to non-accrual loans	34.26%	41.17%

Total Loans	$659,062	$686,864
Total Assets	$1,221,942	$1,292,726
Allowance for loan and lease losses (“ALLL”)	$28,661	$30,331

ALLL / Loans & Leases	4.35%	4.42%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	March 31, 2010
	Total Loan	Specific
(In thousands)	Balance	Reserves
Construction	$18,848	$3,507
Land development	10,531	417
Real Estate-non-residential	19,167	1,996
Commercial & industrial	9,347	2,023
Residential real estate	13,208	1,495
Residential real estate — mezzanine	1,017	—
Multi-family	8,311	361
Leasing	914	128
Tax certificates	2,319	68

Total	$83,662	$9,995

Non-accrual loan activity for the first quarter of 2010 is set forth below:

		1st Quarter Actvity
			Payments and
	Balance at		other		Balance at
(In thousands)	December 31, 2009	Additions	decreases	Charge-offs	March 31, 2010
Construction	$18,316	$2,130	$(1,543)	$(55)	$18,848
Land development	5,908	7,480	(2,857)	—	10,531
Real Estate-non-residential	19,584	3	(420)	—	19,167
Commercial & industrial	11,779	236	(637)	(2,031)	9,347
Residential real estate	12,445	1,190	(427)	—	13,208
Residential real estate — mezzanine	2,480	—	—	(1,463)	1,017
Multi-family	—	8,311	—	—	8,311
Leasing	627	466	—	(179)	914
Tax certificates	2,540	—	(221)	—	2,319

Total	$73,679	$19,816	$(6,105)	$(3,728)	$83,662

The following is a detailed list of the significant additions to non-accrual loans during the first quarter of 2010:
•	A project for a student housing rental apartment complex comprised of twelve 2-story townhouse type buildings located in Shippensburg, Pennsylvania became non-accrual during the first quarter of 2010. The project consists of 182 units. Approximately 65% of the apartments are currently leased. The current principal balance is $16.1 million of which 48% has been sold to one local bank. Royal Bank is the lead bank. A current appraisal indicated impairment in accordance with ASC Topic 310. Consequently, the Company established a specific reserve of $361,000 for this loan.

•	A $12.5 million acquisition and development loan to a regional real estate developer to fund environmental remediation, site improvement and soft costs activities on parcels in King of Prussia, Pennsylvania became non-accrual during the first quarter of 2010. The project has final land development approvals for two office buildings with an approved floor area ratio of 300,790 square feet. The current commitment and outstanding loan balance is $8.8 million of which Royal Bank holds $4.9 million and the remaining $3.9 million has been sold to a participating bank. In March 2010, the Company entered into a forbearance agreement with the borrower which will enable the borrower to maintain control of this asset for up to two years if conditions are met including the payment of interest from the borrower’s equity funds six-months in advance and if the borrower continues to manage the site and fund the project’s operating expenses. The plan is to maintain the project until the market conditions and capital markets normalize so that vertical construction financing once again becomes available to repay the loan. A current appraisal did not indicate impairment in accordance with ASC Topic 310.
•	Three loans totaling $2.6 million to fund acquisition and soft development costs to develop a 100,000 square foot retail project located in Richland, Pennsylvania became non-accrual during the first quarter of 2010. The loan has matured by its terms. There is a signed land lease for a 10,000 square foot stand alone retail store to a national drug store chain which can be developed separate from the remaining 90,000 square foot planned for an in-line shopping center. The Company is currently negotiating a restructure of these loans. A current appraisal indicated impairment in accordance with ASC Topic 310 and the Company established a specific reserve of $416,000 for this lending relationship.

•	A $1.3 million construction project in Berlin, Maryland, in which the Company is a participant, became non-accrual during the first quarter of 2010. The project consists of 120.7 acres of which 86.5 acres are zoned for agricultural use. The borrower was unable to obtain county approval to have the land use reclassed to general commercial. The borrower is pursuing annexation through the town but the process will take time. As a result the current appraisal indicated impairment in accordance with ASC Topic 310 and the Company established a specific reserve of $1.0 million for this loan.
Despite payments and improvements of $6.1 million and charge-offs of $3.7 million, non-accrual and impaired loans increased $10.0 million from $73.7 million at December 31, 2009 to $83.7 million at March 31, 2010 due to additions of $19.8 million. The Company does not accrue interest income on impaired loans. If interest had been accrued, such income would have been approximately $1.5 million for the three months ended March 31, 2010. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter.
The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(In thousands)	2010	2009
Impaired loans with a valuation allowance	$55,797	$46,670
Impaired loans without a valuation allowance	27,865	27,009

Total impaired loans	$83,662	$73,679

Valuation allowance related to impaired loans	$9,995	$10,958

	March 31,
(In thousands)	2010	2009
Average investment in impaired loans	$78,670	$77,939
Interest income recognized on impaired loans	$2	$308
Interest income recognized on a cash basis on impaired loans	$2	$308
The $1.0 million decline in the valuation allowance was related to $3.0 million in loan charge-offs offset by $1.8 million in valuation allowances on three new non-accrual relationships. Total cash collected on impaired loans for the three months ended March 31, 2010 and March 31, 2009 was $6.5 million and $4.8 million, respectively.

Other Real Estate Owned
Other real estate owned (“OREO”) decreased $4.5 million from $30.3 million at December 31, 2009 to $25.8 million at March 31, 2010. Set forth below is a table which details the changes in OREO from December 31, 2009 to March 31, 2010.

2010
(In thousands)	First Quarter
Beginning balance	$30,317
Net proceeds from sales	(4,391)
Net gain on sales	157
Other	500
Impairment charge	(802)
Ending balance	$25,781
During the first quarter of 2010, the Company sold collateral related to three loans. The first sale is related to a five building condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. In 2009, the Company completed the construction of two buildings. In the fourth quarter of 2009, the Company held an auction of the 51 completed condominiums. During the first quarter of 2010, the Company closed on 19 of the units for net proceeds of $2.4 million and recorded a $62,000 loss. The Company closed on 24 of the condominiums in 2009. The second sale during the quarter was a commercial building that was collateral for a loan transferred to OREO in the third quarter of 2009. The Company received net proceeds of $652,000 and recorded a loss of $67,000. The third sale was a residential building that was collateral for a loan transferred to OREO in the fourth quarter of 2009. The Company received net proceeds of $1.2 million and recorded a $216,000 gain.
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
All loans are subject to initial loan review. Additional review is undertaken with respect to loans providing potentially greater exposure. This is accomplished by reviewing annually:
•	100% of construction loans regardless of loan size;

•	100% of loans/relationships with balances of $1 million or greater;

•	50% of loans with balances from $500,000 up to $1 million;

•	25% of loans with balances from $250,000 to $499,999;

•	5% of loans with balances up to $250,000; and

•	Loans requested specifically by the Company’s management
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

Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list. The Company’s CCIC Committee (Classified, Charge-off and Impairment Committee) reviews all classified assets within the Banks and is responsible for decisions related to their classification, impairment and charge-offs. The Committee, which is comprised of the President, Vice Chairman, Chief Credit Officer, Chief Lending Officer and Chief Risk Officer, meets as required and provides regular updated reports to the board of directors.
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
Potential Problem Loans
Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $32.4 million and $21.4 million at March 31, 2010 and December 31, 2009, respectively. Commercial loans, non-residential real estate loans, commercial construction and land development loans comprise $15.8 million, $8.3 million, and $6.3 million, respectively, of the potential problem loans outstanding at March 31, 2010. Of the $15.8 million in potential problem commercial loans, $10.0 million is related to a hotel/timeshare project located in Las Vegas, Nevada. During the first quarter of 2010, a nationally recognized hotel and casino operator acquired this project’s operating partner. Of the $32.4 million in potential problem loans at March 31, 2010, $8.0 million were delinquent between 30 and 60 days. Commercial construction and non-residential real estate loans have continued to weaken due to projects impacted by low tenant commitments, cash flow issues, and the sluggish economy. Developers have been challenged in generating the cash flow needed to make loan payments. Many construction loans have interest reserves from which monthly interest payments are taken. However, the lengthening of the marketing period due to a weak sales economy has caused depletion in these reserves. In cases where interest reserves are nearing depletion, the Company seeks to obtain additional collateral from its borrowers, where possible, prior to advancing additional funds to restore interest reserves. As a result of the regulatory order issued by the FDIC in July 2009, disclosed under “Regulatory Orders”, the Company’s board of directors will approve all advances for additional funds on potential problem loans.
Other Income (Loss)
For the first quarter of 2010 other income was $1.3 million compared to other loss of $3.6 million for the comparable quarter of 2009. The year over year improvement in other income of $4.9 million was primarily related to the reduction of OTTI charges recorded on AFS investment securities when comparing the periods, investment security gains, the sale of loans and the sale of other real estate, which were partially offset by a reduction of bank owned life insurance. In the first quarter of 2010 impairment losses of $176,000 were related to a private equity investment, a corporate bond and a trust preferred security. During the first quarter of 2009 impairment losses of $4.2 million were recorded for investment securities, primarily related to preferred and common stocks that were subsequently sold in the third quarter of 2009. Refer to “Note 3 Investment Securities” to the Consolidated Financial Statements for more information on the impairment charges. Also contributing to the improved results was an increase of $381,000 ($167,000 gain in 2010 versus a loss of $214,000 in 2009) in gains on the sale of investment securities, an increase of $194,000 ($157,000 gain in 2010 versus a loss of $37,000 in 2009) in gains on the sale of other real estate, and gains on the sale of loans of $504,000, primarily a gain on the sale of a commercial real estate loan and also SBA loans within Royal Asian. The favorable results were partially offset by a $249,000 reduction of income for bank owned life insurance (“BOLI”) due to the surrender of $22.3 million of BOLI insurance during the third quarter of 2009.

Other Expense
Non-interest expense for the first quarter of 2010 amounted to $8.1 million resulting in an increase of $827,000, or 11.4%, from the comparable quarter of 2009. The year over year increase was primarily attributable to a $536,000 increase in OREO and loan collection expenses as a result of the increase in non-performing assets and OREO, an impairment of $802,000 for one OREO property and a $633,000 increase in FDIC Insurance and Pennsylvania Department of Banking assessments. Partially offsetting these increases were a reduction of $155,000 in salaries and employee benefits associated with the elimination of management bonuses and the Company’s matching of the employee 401K contributions in 2009, a decrease of $184,000 in stock option expense related to forfeitures of restricted stock grants during the first quarter of 2010 and a decrease in professional and legal fees of $221,000 mainly due to a decline in audit fees. In addition other operating expenses declined $403,000 due to the reduction of discretionary expenses associated with expense controls implemented during 2009. The increase in FDIC Insurance and Pennsylvania Department of Banking assessments was primarily related to an increased assessment rate for the FDIC expense for Royal Bank and Royal Asian due to increased assessment rates overall to fund the FDIC insurance shortfall, a decline in the regulatory rating from the FDIC resulting in another rate increase, and an increase in deposit levels subject to assessment for Royal Bank.
Income Tax Expense
Total income tax expense for the first quarter of 2010 and the comparable quarter of 2009 was $0. The Company did not record a tax benefit despite the net loss in the first quarter of 2010 since it concluded at December 31, 2008 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. The Company established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million. During 2009, the Company established an additional valuation allowance of $10.2 million, which was the result of the net operating loss for 2009 and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at March 31, 2010, totaled $25.7 million. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the first quarters of both 2010 and 2009 was 0%.
Results of Operations by Business Segments
The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing (“Leasing” in the segment table below). For a description of the different business segments refer to “Note 17 — Segment Information” to the Consolidated Financial Statements.

	Three months ended March 31, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,073,479	$100,731	$8,183	$39,549	$1,221,942

Total deposits	$826,227	$—	$—	$—	$826,227

Interest income	$11,932	$2,764	$—	$927	$15,623
Interest expense	6,371	915	14	303	7,603

Net interest income (expense)	$5,561	$1,848	$(14)	$624	$8,020
Provision for loan and lease losses	1,678	50	—	175	1,903
Total other income	1,072	70	93	70	1,305
Total other expenses (income)	7,440	486	170	(43)	8,053
Income tax (benefit) expense	(752)	564	(32)	220	—

Net (loss) income	$(1,732)	$818	$(59)	$342	$(631)

Noncontrolling interest	$23	$327	$(45)	$137	$442

Net (loss) income attributable to Royal Bancshares	$(1,756)	$491	$(14)	$205	$(1,073)

	Three months ended March 31, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,123,111	$83,771	$17,452	$28,640	$1,252,974

Total deposits	$812,140	$—	$—	$—	$812,140

Interest income	$13,194	$2,505	$—	$655	$16,354
Interest expense	8,023	928	40	294	9,285

Net interest income (loss)	$5,171	$1,577	$(40)	$361	$7,069
Provision for loan and lease losses	2,531	69	—	197	2,797
Total other (loss) income	(3,837)	27	130	97	(3,583)
Total other expenses	6,199	761	163	103	7,226
Income tax (benefit) expense	(297)	267	(26)	56	—

Net (loss) income	$(7,099)	$507	$(47)	$102	$(6,537)

Noncontrolling interest	$37	$202	$(36)	$13	$216

Net (loss) income attributable to Royal Bancshares	$(7,136)	$305	$(11)	$89	$(6,753)

Community Bank Segment
Royal Bank America
Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”). During the fourth quarter of 2006, Royal Bank formed a subsidiary, Royal Tax Lien Services, LLC, to purchase and service delinquent tax liens. Royal Bank owns 60% of the subsidiary. On October 17, 2008, Royal Bank established RBA Property LLC, a wholly owned subsidiary. RBA Property was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans. On December 1, 2008, Royal Bank established Narberth Property Acquisition LLC, a wholly owned subsidiary. Narberth Property Acquisition was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-accrual loans. On November 4, 2009, Royal Bank established Rio Marina LLC, a wholly owned subsidiary, to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.
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
Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and New Jersey. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from fifteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services. In the past, Royal Bank had frequently conducted business with clients located outside of its service area. Royal Bank has loans in twenty-six states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania.
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
Employees: Royal Bank employed approximately 158 people on a full-time equivalent basis as of March 31, 2010.
Deposits: At March 31, 2010, total deposits of Royal Bank were distributed among demand deposits (7%), money market deposit, savings and Super Now accounts (31%) and time deposits (62%). At March 31, 2010, deposits decreased $59.0 million to $763.4 million, from year-end 2009, or 7.2%, primarily due to a $48.7 million decrease in time deposits along with a $7.9 million decrease in money market deposit, savings and Super Now accounts, and a $2.4 million decrease in demand deposits. The decrease in time deposits was mainly due to the maturity of brokered deposits in the amount of $35.0 million. Included in Royal Bank’s deposits are approximately $21.8 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
Lending: At March 31, 2010, Royal Bank, including its subsidiaries, had a total net loan portfolio of $569.2 million, representing 50% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At March 31, 2010, loans decreased $23.8 million from year end 2009 due to pay downs, one large pay off of $8.2 million and charge-offs which were partially offset by new originations.
Business results: Total interest income of Royal Bank for the quarter ended March 31, 2010 was $14.4 million compared to $14.7 million for the quarter ended March 31, 2009, a decrease of 2.1%. The decline in interest income was attributed to a lower yield earned on cash and cash equivalents and investments quarter versus quarter as a result of the current interest rate environment. Interest expense was $7.2 million for the quarter ended March 31, 2010, compared to $8.4 million for the quarter ended March 31, 2009, a decrease of 14.1%. Royal Bank recorded net income of $195,000 for the quarter ended March 31, 2010, compared to a net loss of $2.3 million for the quarter ended March 31, 2009. The $2.5 million increase quarter over quarter was mainly attributable to a $1.9 million decrease in provision for loan and lease losses along with an improvement in the net interest margin. Total assets of Royal Bank were $1.1 billion at March 31, 2010 compared to $1.2 billion at year end 2009. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.
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
Employees: Royal Asian employed approximately 25 people on a full-time equivalent basis as of March 31, 2010.
Deposits: At March 31, 2010, total deposits of Royal Asian were distributed among demand deposits (10%), money market deposit, savings and Super Now accounts (15%) and time deposits (75%). At March 31, 2010, total deposits were $84.6 million, which amounted to a decrease of $4.7 million, or 5.2%, from the level at December 31, 2009.
Lending: Royal Asian had a total net loan portfolio of $61.2 million, representing 63% of total assets at March 31, 2010, a decline of $3.6 million, or 5.5%, from the level at December 31, 2009. The loan portfolio is comprised of commercial demand, commercial mortgages, construction, and installment loans.
Business results: Net interest income of Royal Asian for the quarter ended March 31, 2009, amounted to $770,000 which was a decrease of $36,000 from the comparable quarter of 2009. For the quarter ended March 31, 2010, Royal Asian recorded a net loss of $995,000 compared to a net loss of $59,000 in the first quarter of 2009. The $936,000 increase in net loss was mainly attributable to a $983,000 increase in provision for loan losses quarter over quarter. Total assets of Royal Asian amounted to $97.7 million at March 31, 2010 compared to $102.4 million at December 31, 2009.
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
Business results: Total interest income of RID for the quarter ended March 31, 2010, of $210,000 declined 34% from $319,000 for the quarter ended March 31, 2009. For the three months ended March 31, 2010, RID reported a net loss of $21,000, compared to a net loss of $4.4 million for the three months ended March 31, 2009. The quarter versus quarter improvement was largely related to $4.2 million in impairment charges on preferred and common stocks in the available for sale investment portfolio that was recorded in the first quarter of 2009. At March 31, 2010 total assets of RID were $30.6 million, of which $1.8 million was held in cash and cash equivalents and $7.4 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W. RID paid the loan in full during the third quarter of 2009 and therefore at March 31, 2010 no loans were outstanding.
Royal Captive Insurance Company
On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. At March 31, 2010 total assets of Royal Captive Insurance were $2.7 million.
Royal Preferred LLC
On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At March 31, 2010, Royal Preferred LLC had total assets of approximately $21 million.
Royal Bancshares Capital Trust I and II
On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at March 31, 2010 amounted to 2.41%.
On August 13, 2009, the Company’s board of directors has determined to suspend interest payments on the trust preferred securities. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of March 31, 2010 the trust preferred interest payment in arrears was $679,000 and has been recorded in interest expense and accrued interest payable.
Tax Lien Operations
Crusader Servicing Corporation
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. At March 31, 2010, total assets of CSC were $15.3 million. Included in total assets is $2.3 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount. As a result of the recent deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired by approximately $2.5 million. During 2009, the loan was impaired by an additional $500,000. CSC charged-off $3.0 million related to this loan in 2009. During the first quarter of 2010, the loan was impaired by an additional $68,000. The outstanding SMI loan balance was $2.3 million at March 31, 2010 compared to $2.5 million at December 31, 2009.
Business results: Net interest income of CSC for the quarter ended March 31, 2010 amounted to $171,000, a decrease of $123,000, or 42%, from the comparable quarter of 2009. Net loss for CSC for the three months ended March 31, 2010, was $19,000 compared to a net loss of $39,000 for the comparable period of 2009. At March 31, 2010, total assets of CSC were $15.3 million, of which $14.2 million was held in net tax liens. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W. At March 31, 2010, the amount due Royal Bank from CSC was $13.9 million.
Royal Tax Lien Services, LLC
On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Legal headquarters are 732 Montgomery Avenue, Narberth, Pennsylvania. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.
Business results: Net interest income of RTL of $1.7 million for the quarter ended March 31, 2010, increased $394,000 or 31%, for the comparable quarter of 2009 largely due to increased interest on certificates and penalty income year-over-year associated with a significant increase in tax liens. Net income for RTL of $838,000 for the quarter ended March 31, 2010 increased $294,000, or 54%, from the comparable quarter of 2009 due to a significant increase in tax liens year-over-year. At March 31, 2010, total assets of RTL were $85.4 million, of which the majority was held in tax liens as compared to total assets at December 31, 2009 of $88.9 million, of which the majority was held in tax liens.
Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W. At March 31, 2010, the amount due Royal Bank from RTL was $81.4 million.
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
Business results: At March 31, 2010 and December 31, 2009, total assets of RIA prior to consolidation under ASC Topic 810 were $8.6 million. For the quarter ended March 31, 2010, RIA had net income of $13,000 compared to a net loss of $39,000 for the comparable period of 2009. Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2010, there were no outstanding loans from Royal Bank to RIA.
Leasing Segment
Royal Bank America Leasing, LP
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first three months of 2010 and 2009, neither sales nor purchases of lease portfolios were material.
Business results: At March 31, 2010, total assets of Royal Leasing were $39.5 million, including $39.1 million in net leases, as compared to $37.8 million in assets at December 31, 2009. During the quarter ended March 31, 2010, Royal Leasing had net interest income of $625,000, an increase of $264,000, or 73%, from the comparable period of 2009; provision for lease losses of $175,000 versus $197,000 in the comparable quarter of 2009; non-interest income of $70,000 as compared to $97,000 in the first quarter of 2009; and a decrease of $146,000 in non-interest expense quarter over quarter. Net income for the quarter ended March 31, 2010 was $342,000, an increase of $239,000, or 2.3 times, from $103,000 for the three months ended March 31, 2009.
Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2010, the amount due Royal Bank from RBA Leasing was $38.0 million.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets at March 31, 2010 were $1.2 billion, a decrease of $70.6 million, or 5.5%, from December 31, 2009. This decrease was attributed to a reduction of $31.4 million in AFS investments due primarily to the sales of investment securities, a $28.4 million decrease in net loans and leases, and a $4.5 million decrease in other real estate owned due to the sales of OREO properties and the establishment of a valuation allowance for another property.
Cash and Cash Equivalents
Total cash and cash equivalents increased $6.0 million to $64.3 million at March 31, 2010 from $58.3 million at December 31, 2009, due to the expected pay off of additional maturing brokered CDs and FHLB advances early in the second quarter of 2010.
Investment Securities
Total investment securities declined $31.4 million, or 7.2%, to $407.3 million at March 31, 2010, from the level at December 31, 2009. The decrease was primarily due to the sale of corporate bonds, trust preferred securities, a non-agency CMO, and a large collateralized debt obligation to reduce the credit risk within the investment portfolio and provide funds for the payoff of maturing brokered CDs and FHLB advances. The sale of these investments were partially offset by the purchase of liquid, cash-flowing mortgage backed securities and U. S. government agency CMOs. FHLB stock was $11.0 million at March 31, 2010 and December 31, 2009.
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
The AFS portfolio had gross unrealized losses of $3.0 million at March 31, 2010, which recovered from gross unrealized losses of $5.6 million at December 31, 2009. During the first quarter of 2010 the Company recorded a $176,000 OTTI charge to earnings related to a private equity investment, a corporate bond and a trust preferred security. For the three months ended March 31, 2010, gross unrealized losses have improved for preferred stocks, non-agency collateralized mortgage obligations, corporate bonds, and trust preferred securities due to increased fair market values of the investments, sales of investment securities, and modest impairment charges that occurred during the first quarter of 2010. The gross unrealized losses have improved significantly in the last four quarters as the financial markets have begun to recover and have exhibited more stability. Management expects full collection of cash flows on the unimpaired investments within the AFS portfolio.
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
Loans and Leases
Total loans and leases decreased $30.0 million, or 4.4%, from the $689.1 million level (which includes loan and leases held for sale) at December 31, 2009 to $659.1 million at March 31, 2010. The decline was attributed mainly to balances being paid down, one large loan payoff of $8.2 million, and charge-offs totaling $3.7 million during the first quarter of 2010. Additionally, commercial and industrial declined $6.3 million due to pay downs and payoffs of outstanding loans while construction balances declined $20.1 million due to transfers to residential real estate, pay downs on loan balances and loan payoffs. The Company has become more selective in approving construction loans as well as commercial real estate loans given the existing loan concentration coupled with the current extremely weak housing market and commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans and owner occupied commercial real estate.
The following table represents loan balances by type:

	March 31,	December 31,
(In thousands)	2010	2009
Commercial and industrial	$97,764	$104,063
Construction	32,053	52,196
Land Development	64,919	66,878
Real Estate — residential	52,646	48,498
Real Estate — residential-mezzanine	1,017	2,480
Real Estate — non-residential	276,477	277,234
Real Estate — multi-family	22,003	22,017
Tax certificates	70,519	73,106
Leases	40,990	39,097
Other	1,460	2,173

Total gross loans and leases	$659,848	$687,742
Deferred fees, net	(786)	(878)

Total loans and leases	$659,062	$686,864

Deposits
Total deposits, which are the primary source of funds, have decreased $55.5 million, or 6.3%, to $826.2 million at March 31, 2010, from December 31, 2009. The decline in deposits was primarily associated with a $50.9 million decrease in certificates of deposit, primarily brokered CDs, which decreased $35.0 million as a result of the redemption of brokered CDs that matured during the first quarter. Retail time deposits decreased $15.9 million from year end 2009. Now and money market accounts also declined during the past quarter by $9.5 million, or 4.5% while non-interest bearing demand deposits increased by $4.5 million, or 7.2%. The Company has redeemed $55.0 million in brokered CDs in the last six months as required under the regulatory Orders to reduce our reliance on non-core deposits.
The following table represents ending deposit balances by type:

	March 31,	December 31,
(In thousands)	2010	2009
Demand (non-interest bearing)	$59,846	$63,168
NOW	47,141	45,248
Money Markets	165,324	168,893
Savings	15,749	15,336
Time deposits (over $100)	133,486	141,652
Time deposits (under $100)	232,796	240,557
Brokered deposits	171,885	206,901

Total deposits	$826,227	$881,755

Borrowings
Total borrowings, which include short and long-term borrowings, have decreased $16.7 million, or 6.6%, to $237.5 million at March 31, 2010, from $254.2 million at December 31, 2009. This reduction is attributed to the payoff of a $15.0 million FHLB advance and the monthly payments on the amortizing borrowings during the first quarter of 2010. Management decided not to incur additional borrowings because of the FHLB 105% collateral delivery requirement applicable to Royal Bank, the FHLB’s suspension of its cash dividend and the requirement under the regulatory orders to reduce level of non-core funding.
Obligations Related to Equity Investments in Real Estate
The Company consolidated into its balance sheet $3.0 million and $3.7 million of debt at March 31, 2010 and December 31, 2009, respectively, related to a real estate equity investment of which none is guaranteed by the Company. The reduction was due to sales of units during the past quarter.
Shareholders’ Equity
Consolidated shareholders’ equity increased $1.9 million, or 1.8%, to $106.2 million at March 31, 2010 from $101.2 million at December 31, 2009. The increase was mainly associated with an improvement of $2.6 million in other comprehensive loss, which amounted to a gain of $926,000 at March 31, 2010. This was partially offset by an increase in the accumulated deficit of $1.0 million, which was predominantly related to the net loss recorded for the first quarter of 2010. On February 20, 2009, the Company received approximately $30.4 million via the issuance of preferred stock under the Troubled Assets Relief Program (“TARP”) Capital Purchase Plan (“CPP”) established by the U.S. Treasury. Refer to the “Capital Adequacy” section for more information on the TARP funds.

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
Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2010, management believes that the Banks meet all capital adequacy requirements to which they are subject.
On July 15, 2009, Royal Bank agreed to enter into a Consent Order with each of the Federal Deposit Insurance Corporation and the Commonwealth of Pennsylvania Department of Banking. As a result of these Orders, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met these requirements at Match 31, 2010 and December 31, 2009
The table below provides a comparison of the Company, Royal Bank and Royal Asian’s risk-based capital ratios and leverage ratios for March 31, 2010 and December 31, 2009:

	As of March 31, 2010
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$141,509	17.04%	$66,439	8.00%	N/A	N/A
Royal Bank	110,930	14.74%	60,216	8.00%	$75,271	10.00%
Royal Asian	13,009	17.50%	5,946	8.00%	7,432	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$130,904	15.78%	$33,220	4.00%	N/A	N/A
Royal Bank	101,324	13.46%	30,108	4.00%	$45,162	6.00%
Royal Asian	12,053	16.22%	2,973	4.00%	4,459	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$130,904	10.35%	$50,587	4.00%	N/A	N/A
Royal Bank	101,324	8.64%	46,916	4.00%	$58,645	5.00%
Royal Asian	12,053	12.12%	3,977	4.00%	4,971	5.00%

	As of December 31, 2009
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$141,854	15.45%	$73,446	8.00%	N/A	N/A
Royal Bank	111,412	13.37%	66,685	8.00%	$83,357	10.00%
Royal Asian	14,085	16.99%	6,630	8.00%	8,288	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$130,145	14.18%	$36,723	4.00%	N/A	N/A
Royal Bank	100,772	12.09%	33,343	4.00%	$50,014	6.00%
Royal Asian	13,036	15.73%	3,315	4.00%	4,973	6.00%
Tier I Capital (to average assets, leverage)
Company (consolidated)	$130,145	9.78%	$53,255	4.00%	N/A	N/A
Royal Bank	100,772	8.09%	49,810	4.00%	$62,262	5.00%
Royal Asian	13,036	12.52%	4,164	4.00%	5,205	5.00%
The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2009, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. At March 31, 2010, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At March 31, 2010, Royal Asian met the criteria for a well capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%.
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
LIQUIDITY & INTEREST RATE SENSITIVITY
Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios. The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%. At March 31, 2010, the Company’s liquidity ratios well exceeded the policy minimums.

On August 13, 2009, the Company’s board of directors determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The board of directors also intends to suspend interest payments on its $25.8 million of outstanding trust preferred securities. The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities. However, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of March 31, 2010 the trust preferred interest payment in arrears was $679,000 and has been recorded in interest expense and accrued interest payable. As of March 31, 2010 the Series A Preferred stock dividend in arrears was $1.1 million which is comprised of $1.1 million in dividends and $29,000 in interest which have not been recognized in the consolidated financial statements.
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

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2010:

	Days		1 to 5	Over 5	Non-rate
(In millions)	0 – 90	91 – 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$37.9	$—	$—	$—	$26.4	$64.3
Investment securities:
Available for sale	30.7	67.3	198.5	107.4	3.4	407.3
Loans:
Fixed rate	34.5	71.4	201.7	30.3	—	337.9
Variable rate	256.6	62.7	1.9	—	(28.7)	292.5

Total loans	291.1	134.1	203.6	30.3	(28.7)	630.4
Other assets	—	19.4	—	—	100.5	119.9

Total Assets	$359.7	$220.8	$402.1	$137.7	$101.6	$1,221.9

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$67.7	$67.7
Interest bearing deposits	19.4	72.9	128.0	—	—	220.3
Certificate of deposits	67.3	315.3	149.2	6.4	—	538.2

Total deposits	86.7	388.2	277.2	6.4	67.7	826.2
Borrowings (1)	53.9	102.3	107.1	—	3.0	266.3
Other liabilities	—	—	—	—	23.2	23.2
Capital	—	—	—	—	106.2	106.2

Total liabilities & capital	$140.6	$490.5	$384.3	$6.4	$200.1	$1,221.9

Net interest rate GAP	$219.1	$(269.7)	$17.8	$131.3	$(98.5)

Cumulative interest rate GAP	$219.1	$(50.6)	$(32.8)	$98.5

GAP to total assets	18%	-22%

GAP to total equity	206%	-254%

Cumulative GAP to total assets	18%	-4%

Cumulative GAP to total equity	206%	-48%

(1)	The $3.0 million in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At March 31, 2010, floating rate loans with floors and without floors were $138.1 million and $154.6 million, respectively.
REGULATORY ORDERS
FDIC Orders
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
The Orders do not restrict Royal Bank from transacting its normal banking business. Royal Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Orders.
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

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department have approved the classified assets plan. No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs and specific reserves) and other real estate owned (“OREO”) from $149.6 million at June 30, 2009 to $114.8 million at March 31, 2010.

3.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department have approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $29.7 million at March 31, 2010. Royal Bank’s non-accrual loans were $80.8 million and $76.2 million at June 30, 2009 and March 31, 2010, respectively.

4.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department have approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration from $289.1 million at June 30, 2009 to $244.8 million at March 31, 2010, which amounted to 220.3% of total capital and 241.2% of Tier 1 capital. At year end 2009, Royal’s total CRE loans were below 300% of capital and were almost $48 million less than what was projected under the CRE concentration Plan.

At March 31, 2010, total construction/land loans (“CL loans”) amounted to $92.6 million, or 83.3%, of total capital and 91.2% of Tier 1 capital. CL loans were approximately $55 million less than what was projected under the CRE concentration plan at year end 2009. Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006.

5.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At March 31, 2010, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.74% and 8.64%, respectively.

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

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At March 31, 2010, Royal Bank had $69.3 million in cash on hand and $136.6 million in unpledged agency securities. At March 31, 2010, the liquidity to deposits ratio was 31.9% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 23.1% compared to Royal Bank’s 10% target.

9.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department have approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $55.0 million from $226.9 million at June 30, 2009 to $171.9 million at March 31, 2010. Royal Bank has redeemed an additional $19.8 million in brokered CDs through April 2010. Borrowings declined $46.4 million from $283.9 million at June 30, 2009 to $237.5 million at March 31, 2010. The borrowing amounts do not include the $3.0 million in obligations owned via equity investment which are not guaranteed by Royal Bank or any of its subsidiaries.

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

Federal Reserve Agreement
On March 17, 2010, the Company agreed to enter into a Written Agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s board of directors will, within 30 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.
ITEM 4 – CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2010.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Default Upon Senior Securities.
None
Item 4. (Removed and Reserved).
Item 5. Other Information.
None

Item 6. Exhibits.
     (a)
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 14, 2010.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 14, 2010.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 14, 2010.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 14, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)

Dated: May 14, 2010	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial and Accounting Officer