Form 10-Q
period 2010-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2010-08-19
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No.☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2010

$2.00 par value	10,856,978

Class B Common Stock	Outstanding at July 31, 2010

$0.10 par value	2,086,689

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Cash and due from banks	$22,844	$25,289
Interest bearing deposits	91,987	33,009

Total cash and cash equivalents	114,831	58,298

Investment securities available-for-sale (“AFS”) at fair value	338,819	438,719
Federal Home Loan Bank (“FHLB”) stock, at cost	10,952	10,952

Total investment securities and FHLB stock	349,771	449,671

Loans and leases held for sale	—	2,254

Loans and leases	634,960	686,864
Less allowance for loan and lease losses	22,763	30,331

Net loans and leases	612,197	656,533

Bank owned life insurance	8,450	8,263
Real estate owned via equity investment	10,676	12,492
Accrued interest receivable	15,985	14,942
Other real estate owned (“OREO”), net	30,795	30,317
Premises and equipment, net	6,040	6,306
Investment in real estate joint ventures	—	2,520
Other assets	34,733	51,130

Total assets	$1,183,478	$1,292,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$62,302	$63,168
Interest bearing	729,525	818,587

Total deposits	791,827	881,755
Short-term borrowings	99,500	114,500
Long-term borrowings	136,339	139,675
Subordinated debentures	25,774	25,774
Obligations related to real estate owned via equity investment	727	3,652
Accrued interest payable	8,339	6,150
Other liabilities	16,967	16,906

Total liabilities	1,079,473	1,188,412

Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized,
30,407 shares issued and outstanding at June 30, 2010 and December 31, 2009	28,167	27,945
Common stock
Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,355,466 and 11,352,482 at June 30, 2010 and December 31, 2009, respectively	22,711	22,705
Class B, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,086,689 and 2,089,284 at June 30, 2010 and December 31, 2009, respectively	209	209
Additional paid in capital	126,095	126,117
Accumulated deficit	(73,036)	(67,197)
Accumulated other comprehensive income (loss)	2,971	(1,652)
Treasury stock — at cost, shares of Class A, 498,488 at June 30, 2010 and December 31, 2009	(6,971)	(6,971)

Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	100,146	101,156

Noncontrolling interest	3,859	3,158

Total equity	104,005	104,314

Total liabilities and shareholders’ equity	$1,183,478	$1,292,726

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations — (unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009

Interest income
Loans and leases, including fees	$11,331	$11,204	$22,450	$22,549
Investment securities available-for-sale:			—
Taxable interest	3,804	5,308	8,273	10,270
Tax exempt interest	—	—	—	19
Deposits in banks	38	58	73	86

Total Interest Income	15,173	16,570	30,796	32,924

Interest expense
Deposits	4,472	6,632	9,479	12,884
Short-term borrowings	1,056	42	2,336	84
Long-term borrowings	1,306	2,944	2,608	5,895
Obligations related to real estate owned via equity investments	5	63	19	103

Total Interest Expense	6,839	9,681	14,442	18,966

Net Interest Income	8,334	6,889	16,354	13,958

Provision for loan and lease losses	4,290	6,956	6,193	9,753

Net Interest Income (Loss) after Provision for Loan and Lease Losses	4,044	(67)	10,161	4,205

Other income (loss)
Service charges and fees	285	359	576	705
Income from bank owned life insurance	93	349	188	693
Income related to real estate owned via equity investments	583	681	780	867
Gains on sales of loans and leases	124	277	628	277
Net gains on sales of other real estate owned	174	74	331	37
Net gains (losses) on the sale of AFS investment securities	422	(74)	588	(288)
Other income	202	35	273	64

Other income,excluding other-than-temporary impairment losses	1,883	1,701	3,364	2,355

Total other-than-temporary impairment losses on investment securities	(165)	(12,668)	(341)	(16,906)
Portion of loss recognized in other comprehensive loss	—	7,563	—	7,563

Net impairment losses recognized in earnings	(165)	(5,105)	(341)	(9,343)

Total Other Income (Loss)	1,718	(3,404)	3,023	(6,988)

Other expenses
Employee salaries and benefits	2,793	3,063	5,754	6,179
Impairment of real estate joint ventures	1,552	—	1,552	—
Professional and legal fees	1,130	968	1,933	1,992
OREO impairment	960	—	1,762	550
Occupancy and equipment	788	857	1,587	1,729
FDIC and state assessments	765	834	1,629	1,065
OREO and loan collection expenses	670	1,200	1,358	1,482
Pennsylvania shares tax	370	318	739	639
Expenses related to real estate owned via equity investments	140	221	265	384
Directors’ fees	98	146	179	345
Stock option expense (benefit)	50	(53)	(22)	58
Other operating expenses	725	765	1,358	1,121

Total Other Expenses	10,041	8,319	18,094	15,544

Loss Before Taxes	(4,279)	(11,790)	(4,910)	(18,327)

Income taxes	—	—	—	—

Net Loss	$(4,279)	$(11,790)	$(4,910)	$(18,327)

Less net income attributable to noncontrolling interest	$259	$264	$701	$480
Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(4,538)	$(12,054)	$(5,611)	$(18,807)
Less Preferred stock Series A accumulated dividend and accretion	$491	$484	$981	$699
Net loss available to common shareholders	$(5,029)	$(12,538)	$(6,592)	$(19,506)

Per common share data
Net loss — basic and diluted	$(0.38)	$(0.95)	$(0.50)	$(1.47)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
Six months ended June 30, 2010
(unaudited)

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity

Balance January 1, 2010	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314
Comprehensive loss
Net loss							(5,611)			701	(4,910)
Other comprehensive income, net of reclassifications and taxes								4,623			4,623
Total comprehensive loss											$(287)
Common stock conversion from Class B to Class A		3	6	(2)	—		(6)				—
Accretion of discount on preferred stock	222						(222)				—
Stock option benefit						(22)					(22)

Balance June 30, 2010	$28,167	11,355	$22,711	2,087	$209	$126,095	$(73,036)	$2,971	$(6,971)	$3,859	$104,005

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Six months ended June 30, 2009
(unaudited)

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity

Balance January 1, 2009	$—	11,345	$22,690	2,096	$210	$123,425	$(33,561)	$(26,106)	$(6,971)	$1,898	$81,585
Comprehensive loss
Net loss							(18,807)			480	(18,327)
Other comprehensive income, net of											—
reclassification and taxes								15,460			15,460
Total comprehensive loss											$(2,867)
Issuance of Series A perpetual preferred stock (30,407 shares) and warrants to purchase common stock (1,140,307 shares)	27,582					2,825					30,407
Accretion of discount on preferred stock	150						(150)				—
Dividends paid on preferred stock						(359)					(359)
Stock option expense						58					58

Balance June 30, 2009	$27,732	11,345	$22,690	2,096	$210	$125,949	$(52,518)	$(10,646)	$(6,971)	$2,378	$108,824

     The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Six months ended June 30,

(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(5,611)	$(18,807)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	347	458
Stock compensation (benefit) expense	(22)	58
Provision for loan and lease losses	6,193	9,753
Impairment charge for other real estate owned	1,762	—
Net amortization (accretion) of discounts and premiums on loans and investment securities	972	(117)
Net gains on sales of other real estate	(331)	(37)
Proceeds from sales of loans and leases	4,145	3,065
Gains on sales of loans and leases	(628)	(277)
Net (gains) losses on sales of investment securities	(596)	288
Distribution from investments in real estate	(110)	(100)
Gain from sale of premises of real estate owned via equity investment	(328)	(502)
Income from bank owned life insurance	(188)	(693)
Impairment of real estate joint ventures	1,552	—
Impairment of available-for-sale investment securities	341	9,343
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,043)	50
Decrease (increase) in other assets	17,266	(8,582)
Increase in accrued interest payable	2,189	4,353
Increase in other liabilities	1,048	2,085

Net cash provided by operating activities	26,958	338

Cash flows from investing activities:
Proceeds from call/maturities of available-for-sale (“AFS”) investment securities	58,231	89,912
Proceeds from sales of AFS investment securities	113,318	42,442
Purchase of AFS investment securities	(66,113)	(186,002)
Net decrease (increase) in loans	27,262	(49,904)
Purchase of premises and equipment	(81)	(265)
Net proceeds from sale of premises of real estate owned via equity investments	3,498	1,918
Distribution from investments in real estate	110	100
Net decrease in real estate owned via equity investments	(3,170)	(1,416)
Proceeds from sales of foreclosed real estate	7,709	253

Net cash provided by (used in) investing activities	140,764	(102,962)

Cash flows from financing activities:
(Decrease) increase in non-interest bearing and interest bearing demand deposits and savings accounts	(9,483)	12,589
(Decrease) increase in certificates of deposit	(80,445)	104,032
Repayments in short-term borrowings	(15,000)	—
Repayments of long-term borrowings	(3,336)	(3,224)
Repayment of mortgage debt of real estate owned via equity investments	(2,925)	(872)
Proceeds from issuance of preferred stock	—	30,407
Cash dividends	—	(359)

Net cash (used in) provided by financing activities	(111,189)	142,573

Net increase in cash and cash equivalents	56,533	39,949
Cash and cash equivalents at the beginning of the period	58,298	14,259

Cash and cash equivalents at the end of the period	$114,831	$54,208

Supplemental Disclosure
Interest paid	$12,253	$14,613

Transfers to other real estate owned	$9,618	$17,184

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with US GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which is intended to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. (“ASU 2010-20”) requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in ASU 2010-20 apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.
The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The adoption of ASU 2010-20 is not expected to have a significant impact on the Company’s consolidated financial statements.
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

The board of director’s has increased their participation in the affairs of Royal Bank. A Regulatory Compliance Committee comprised of outside directors and management was created in the third quarter of 2009. The purpose of the Committee is to monitor compliance with the Orders. Royal Bank has recently completed an internal assessment of senior management’s qualifications and has submitted the report to the FDIC and the Department for their review.

2.	Reduction of Classified Assets

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department have approved the classified assets plan. No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs) plus other real estate owned (“OREO”) from $149.6 million at June 30, 2009 to $118.3 million at June 30, 2010.

3.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department have approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $22.4 million at June 30, 2010. Royal Bank’s non-accrual loans were $80.8 million and $67.2 million at June 30, 2009 and June 30, 2010, respectively.

4.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department have approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration from $289.1 million at June 30, 2009 to $238.4 million at June 30, 2010, which amounted to 223.42% of total capital and 244.73% of Tier 1 capital.

At June 30, 2010, total construction/land loans (“CL loans”) amounted to $106.2 million, or 99.51%, of total capital and 109.0% of Tier 1 capital. CL loans were approximately $21 million less than what was projected under the CRE concentration plan at year end 2009. Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006.

5.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At June 30, 2010, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.57% and 8.83%, respectively.

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

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At June 30, 2010, Royal Bank had $112.5 million in cash on hand and $57.9 million in unpledged agency securities. At June 30, 2010, the liquidity to deposits ratio was 28.2% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 19.9% compared to Royal Bank’s 10% target.

9.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department have approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $82.8 million from $226.9 million at June 30, 2009 to $144.1 million at June 30, 2010. Royal Bank has redeemed an additional $36.4 million in brokered CDs through July 2010. Borrowings declined $48.1 million from $283.9 million at June 30, 2009 to $235.8 million at June 30, 2010. The borrowing amounts do not include the $727,000 in obligations owned via equity investment which are not guaranteed by Royal Bank or any of its subsidiaries.

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
Federal Reserve Agreement
On March 17, 2010, the Company agreed to enter into a Written Agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s board of directors will, within 45 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report.
Note 3. Investment Securities
The carrying value and fair value of investment securities at June 30, 2010 are as follows:

		Included in Accumulated Other
		Comprehensive Income (AOCI)
			Gross unrealized losses
				Non-credit
		Gross		related
As of June 30, 2010	Amortized	unrealized	Non-OTTI	OTTI in
(In thousands)	cost	gains	in AOCI	AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$18,535	$714	$—	$—	$19,249
U.S. government agencies	1,125	2	—	—	1,127
Preferred stocks	2,335	—	—	—	2,335
Common stocks	381	142	(16)	—	507
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	260,363	4,221	(844)	—	263,740
Non-agency	16,853	110	(349)	(714)	15,900
Corporate bonds	1,020	6	(7)	—	1,019
Trust preferred securities	23,809	3,322	—	(182)	26,949
Other securities	7,841	152	—	—	7,993

Total available for sale	$332,262	$8,669	$(1,216)	$(896)	$338,819

The carrying value and fair value of investment securities at December 31, 2009 are as follows:

		Included in Accumulated Other
		Comprehensive Loss (AOCL)
			Gross Unrealized Losses
				Non-credit
		Gross		related
As of December 31, 2009	Amortized	unrealized	Non-OTTI	OTTI in
(In thousands)	cost	gains	in AOCL	AOCL	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$21,393	$234	$(26)	$—	$21,601
U.S. government agencies	1,150	3	(2)	—	1,151
Preferred stocks	2,500	—	(270)	—	2,230
Common stocks	381	71	(8)	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	316,911	2,871	(1,281)	—	318,501
Non-agency	23,010	145	(875)	(1,082)	21,198
Collateralized debt obligations	24,825	—	—	—	24,825
Corporate bonds	7,911	9	(423)	(630)	6,867
Trust preferred securities	32,926	2,064	(177)	(678)	34,135
Other securities	7,892	8	(133)	—	7,767

Total available for sale	$438,899	$5,405	$(3,195)	$(2,390)	$438,719

The amortized cost and fair value of investment securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2010
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$620	$622
After 1 but within 5 years	1,525	1,524
After 5 but within 10 years	—	—
After 10 years	23,809	26,949
Mortgage-backed securities-residential	18,535	19,249
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	260,363	263,740
Non-agency	16,853	15,900

Total available for sale debt securities	321,705	327,984

No contractual maturity	10,557	10,835

Total available for sale securities	$332,262	$338,819

The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2010	2009	2010	2009
Gross realized gains	$604	$201	$857	$533
Gross realized losses	(182)	(275)	(269)	(821)

	$422	$(74)	$588	$(288)

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
Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.
The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2010	2009	2010	2009
Preferred stocks	$165	$—	$165	$1,117
Common stocks	—	1,213	—	4,334
Collateralized mortgage obligations:
Non-agency	—	459	—	459
Corporate bonds	—	1,353	58	1,353
Trust preferred securities	—	1,865	55	1,865
Other securities	—	215	63	215

	$165	$5,105	$341	$9,343

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at June 30, 2010 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Six months ended
(In thousands)	June 30, 2010
Balance at January 1, 2010	$1,896
Reductions for securities sold during the period (realized)	(573)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	(113)

Balance at June 30, 2010	$1,210

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
June 30, 2010		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Investment securities available for sale
Common stocks	$131	$(15)	$5	$(1)	$136	$(16)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	74,443	(844)	—	—	74,443	(844)
Non-agency	1,177	(4)	8,579	(1,059)	9,756	(1,063)
Corporate bonds	92	(7)	—	—	92	(7)
Trust preferred securities	—	—	1,565	(182)	1,565	(182)

Total available for sale	$75,843	$(870)	$10,149	$(1,242)	$85,992	$(2,112)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
December 31, 2009		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Investment securities available for sale
Mortgage-backed securities-residential	$11,922	$(26)	$—	$—	$11,922	$(26)
U.S. government agencies	398	(2)	—	—	398	(2)
Preferred stocks	—	—	2,230	(270)	2,230	(270)
Common stocks	41	(8)	—	—	41	(8)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	111,661	(1,281)	—	—	111,661	(1,281)
Non-agency	—	—	12,487	(1,957)	12,487	(1,957)
Corporate bonds	—	—	5,602	(1,053)	5,602	(1,053)
Trust preferred securities	—	—	12,630	(855)	12,630	(855)
Other securities	—	—	1,158	(133)	1,158	(133)

Total available for sale	$124,022	$(1,317)	$34,107	$(4,268)	$158,129	$(5,585)

The AFS portfolio had gross unrealized losses of $2.1 million at June 30, 2010, which recovered from gross unrealized losses of $5.6 million at December 31, 2009. The improvement in gross unrealized losses is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio slightly offset by $341,000 in impairment charges, including $165,000 on a preferred stock and $113,000 on two bonds the Company decided to sell before recovery of its cost basis. In determining the Company’s intent not to sell and that it is more likely than not that the Company will not be required to sell the investments before recovery of its amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.
Preferred stock: As of June 30, 2010, the Company had one preferred stock holding of a financial institution with a total fair value of $2.3 million. During the second quarter the Company decided to sell the stock and recorded an impairment charge of $165,000. Management evaluated analysts’ near term earnings estimates and recent stock price recovery in relation to the severity and duration of the unrealized loss. While the stock was rated below investment grade, and the stock price had seen a significant price recovery since the second quarter of 2009, the price began to decline again during the second quarter. The Company decided to sell the stock to minimize the loss.
In the first quarter of 2009, the Company recorded an other-than-temporary impairment charge of $1.1 million on one preferred stock which was subsequently sold during the third quarter of 2009.
Common stocks: As of June 30, 2010, the Company had three common stocks of financial institutions with a total fair value of $136,000 and an unrealized loss of $16,000, or 10.4% of its aggregate cost. The Company recorded an OTTI charge to earnings of $225,000 related to two of these common stocks during the second quarter of 2009. Because the Company does not intend to sell this stock before recovery of its cost basis and will not more likely than not be required to sell this stock before recovery of its cost basis, it does not consider the unrealized loss to be other-than-temporary at June 30, 2010.
For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.
U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”): As of June 30, 2010, the Company had 20 Agency CMOs with a fair value of $74.4 million and gross unrealized losses of $844,000, or 1.1% of their aggregate cost. All of these Agency CMOs have been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2010.
Non-agency collateralized mortgage obligations (“Non-agency CMOs”): As of June 30, 2010, the Company had five non-agency CMOs with a fair value of $9.8 million and gross unrealized losses of $1.1 million, or 9.8% of their aggregate cost. Three of the non-agency CMO bonds were in an unrealized loss position for more than twelve months and accounted for $1.1 million, or 99.6% of the gross unrealized loss. During the second quarter of 2009, the Company concluded that two of these three bonds were other-than-temporarily impaired and recognized in earnings the credit-related loss of $459,000. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bonds by considering numerous factors including credit default rates, Veteran’s Administration support, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. Two of the bonds are below investment grade and the third bond is rated A.
Management utilized discounted cash flow analysis as required under ASC Topic 320 and ASC Topic 325 to determine the credit component of the unrealized loss for the three bonds that have been in an unrealized loss position for more than twelve months. As a result, management concluded that there was no additional credit-related loss on the two bonds that were previously deemed other-than-temporarily impaired. In addition there was no credit-related loss on the third bond. Management expects to fully collect the amortized cost basis of all five bonds. The Company does not intend to sell the non-agency CMOs and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Therefore, the Company does not consider the other three bonds to be other-than-temporarily impaired as of June 30, 2010. The total gross unrealized loss of $1.1 million recognized in comprehensive income is comprised of the $714,000 in noncredit-

related losses on the two bonds deemed other-than-temporarily impaired and $349,000 in unrealized losses on the three bonds not considered other-than-temporarily impaired.
Corporate bonds: As of June 30, 2010, the Company had one corporate bond with a fair value of $92,000 and a gross unrealized loss of $7,000, or 7.5% of the aggregate cost. This corporate bond has been in an unrealized loss position for less than one month and was downgraded to A in the second quarter of 2010. The Company does not intend to sell the bond and it is not more likely than not that the Company will be required to sell the bond before recovery of its amortized cost basis. Therefore, the Company does not consider the bond to be other-than-temporarily impaired as of June 30, 2010.
During the second quarter of 2010, the Company sold a corporate bond and recorded a loss of $125,000. During the first quarter of 2010, the Company decided to sell this corporate bond mainly due to the downgrade of the credit rating of the bond’s issuer, which is a finance company. An impairment charge of $58,000 was recorded in the first quarter of 2010. The unrealized loss on this bond at December 31, 2009 was $423,000.
During the first quarter of 2010, the Company sold a corporate bond that was deemed other-than-temporarily impaired during the second quarter of 2009. The Company recorded an $87,000 loss when the bond was sold. The Company sold the bond because the credit rating of the bond issuer had been downgraded and the price had improved. The unrealized loss on this bond at December 31, 2009 was $630,000.
Trust preferred securities: At June 30, 2010, the Company had eight trust preferred securities issued by six individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry. The valuations of trust preferred securities were based upon the fair market values of active trades for one of the securities and ASC Topic 320 using cash flow analysis for the remaining seven securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. As of June 30, 2010, the Company had one trust preferred security with a fair value of $1.6 million and gross unrealized losses of $182,000, or 10.5% of its aggregate cost. This trust preferred security has been in an unrealized loss position for longer than twelve months, is not rated, and was deemed other-than-temporarily impaired at June 30, 2009.
The unrealized loss in the trust preferred security reflects the credit concerns related to the financial institution that issued this long term financial obligation. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in a lower value. Management applied a discounted cash flow analysis based upon the liquidity risk premiums and the recent corporate spreads for similar securities to arrive at the credit risk component of the unrealized loss as required by ASC Topic 320. As a result, there was no additional credit-related loss on the bond. The total gross unrealized loss of $182,000 recognized in comprehensive income is the noncredit-related loss on the security.
During the second quarter of 2010, the Company completed the sale of one trust preferred security that was deemed other-than-temporarily impaired during the second quarter of 2009 and recorded a loss of $8,000. The Company decided to sell the security during the first quarter of 2010 and recorded an impairment charge of $55,000. During the first quarter of 2010 the Company completed the sale of two trust preferred securities deemed other-than-temporarily impaired at June 30, 2009 and recorded total gains of $124,000.
Other securities: As of June 30, 2010, the Company had eight investments in real estate and SBA funds. As of June 30, 2010, one of the private equity real estate funds has a fair value of $237,000. During the first quarter of 2010, after reviewing the fund’s recent financials, asset values, and its near-term projections, management concluded that the fund was other-than-temporarily impaired and recorded an impairment charge of $63,000. There was no additional impairment during the second quarter of 2010

The Company has two investments in private equity global commercial real estate investment funds with a total fair value of $914,000 at June 30, 2010. These funds were deemed other-than-temporarily impaired during 2009. There was no additional impairment in 2010.
The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Note 4. Loans and Leases

	June 30,	December 31,
(In thousands)	2010	2009
Commercial and industrial	$90,368	$104,063
Construction	50,527	52,196
Land Development	62,264	66,878
Real Estate — residential	34,185	48,498
Real Estate — residential-mezzanine	—	2,480
Real Estate — non-residential	265,236	277,234
Real Estate — multi-family	15,582	22,017
Tax certificates	74,651	73,106
Leases	41,308	39,097
Other	1,481	2,173

Total gross loans	$635,602	$687,742
Deferred fees, net	(642)	(878)

Total loans and leases	$634,960	$686,864

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at June 30, 2010. A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.
The Company classifies its leases as capital leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method. As of June 30, 2010, the Company did not have any restructured loans.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(In thousands)	2010	2009
Impaired loans with a valuation allowance	$13,835	$46,670
Impaired loans without a valuation allowance	60,602	27,009

Total impaired loans	$74,437	$73,679

Valuation allowance related to impaired loans	$3,171	$10,958
Non-accrual and impaired loans were $74.4 million at June 30, 2010, compared to $73.7 million at December 31, 2009, a slight net increase of $700,000. The $700,000 increase was primarily the result of $33.5 million in additions offset by $14.5 million in charge-offs, a $9.8 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual and $8.4 million transferred to other real estate owned. If interest had been accrued, such income would have been approximately $1.6 million and $3.1 million for the three and six months ended June 30, 2010, respectively. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter. The $60.6 million in impaired loans without a valuation allowance reflects total charge-offs of $17.6 million, of which $7.5 million occurred in the second quarter of 2010. The $7.8 million decline in the valuation allowance was related to $10.2 million in loan charge-offs of specific reserves offset by $2.4 million in valuation allowances on five new and six previous non-accrual relationships.
Total cash collected on impaired loans during the six months ended June 30, 2010 and June 30, 2009 was $11.1 million and $12.6 million respectively, of which $10.9 million and $11.1 million was credited to the principal balance outstanding on such loans, respectively.

Note 5. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning period	$28,661	$27,269	$30,331	$28,908

Charge-offs by loan type
Commercial and industrial	(2,152)	(239)	(4,183)	(254)
Construction and land development	(5,604)	(4,357)	(5,659)	(4,357)
Construction and land development — mezzanine	—	(298)	—	(298)
Real Estate — residential	—	(153)	—	(153)
Real Estate — residential — mezzanine	(1,018)	—	(2,480)	—
Real Estate — non-residential	(1,156)	(665)	(1,156)	(3,834)
Real estate — non-residential real estate — mezzanine	—	—	—	(1,132)
Real Estate — multifamily	(457)	—	(457)	—
Leases	(427)	(157)	(529)	(310)
Tax certificates	(9)	—	(10)	—

Total charge-offs	(10,823)	(5,869)	(14,474)	(10,338)

Recoveries by loan type
Commercial and industrial	68	1	68	3
Construction and land development	105	—	105	—
Real Estate — residential	228	2	245	33
Real Estate — non-residential	196	—	207	—
Leases	1	15	51	15
Other	37	—	37	—

Total recoveries	635	18	713	51

Net charge offs	(10,188)	(5,851)	(13,761)	(10,287)

Provision for loan and lease losses	4,290	6,956	6,193	9,753

Balance at the end of period	$22,763	$28,374	$22,763	$28,374

Loan and lease charge-offs were $3.7 million and $10.8 million during the first and second quarters of 2010, respectively. These charge-offs were primarily attributed to construction and land development, commercial, and residential real estate mezzanine loans. Of the $10.8 million in charge-offs for the three months ended June 30, 2010, $7.8 million were related to specific reserves.

Note 6. Other Real Estate Owned
Other real estate owned (“OREO”) increased $478,000 from $30.3 million at December 31, 2009 to $30.8 million at June 30, 2010. Set forth below is a table which details the changes in OREO from December 31, 2009 to June 30, 2010.

	2010
(In thousands)	First Quarter	Second Quarter
Beginning balance	$30,317	$25,781
Capital improvements	—	697
Net proceeds from sales	(4,391)	(3,403)
Net gain on sales	157	174
Assets acquired on non-accrual loans	—	8,421
Other	500	85
Impairment charge	(802)	(960)

Ending balance	$25,781	$30,795

During the second quarter of 2010, the Company received a deed in lieu of foreclosure for a rental community consisting of 182 dwelling units which was collateral for a $16.4 million participation loan. The Company is entitled to 52%, of the collateral and transferred $7.9 million to OREO after recording a $456,000 charge-off for which $361,000 had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. Also during the second quarter the Company sold collateral associated with four different projects. The first sale is related to a condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. The Company sold three units during the second quarter of 2010 and now has five remaining units to be sold of the original 51 units. The Company received net proceeds of $339,000 and recorded a loss of $46,000 as a result of the sale of these units. The second sale is related to a condominium project in Wildwood, New Jersey that the Company foreclosed on during the fourth quarter of 2009. During the second quarter of 2010, the Company completed the renovations to the project and held an auction of 28 units. At June 30, 2010, the Company had settled on ten of the condominium units and received net proceeds of $1.5 million which equaled the carrying cost including improvements. The third sale is related to a commercial building that was the collateral for a loan transferred to OREO during the second quarter of 2009. The Company received net proceeds of $970,000 and recorded a gain of $25,000 as a result of the sale of this commercial property. The last sale was related to 3 homes and 14 residential lots located in North Carolina and South Carolina that the Company foreclosed on during the second quarter of 2010. Collectively the collateral was valued at $456,000 when transferred to OREO. During the second quarter the Company sold one home and one lot. The Company received net proceeds of $130,000 and recorded a gain of $6,000 as a result of the home and lot sale. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio. The Company received proceeds of $427,000 and recorded gains of $189,000.
During the second quarter of 2010 the Company recorded impairment charges of $960,000 which were primarily related to an apartment building in Luzerne County, Pennsylvania foreclosed on in the second quarter of 2009 and tax liens. After performing an impairment analysis using an updated appraisal on the apartment building, the Company recorded an $862,000 impairment charge which was caused by the need for repairs in order to obtain certificates of occupancy on a number of rental units. The Company recorded impairment charges of $85,000 related to three properties acquired through the tax lien portfolio.
During the first quarter of 2010, the Company sold collateral related to three loans. During the first quarter of 2010, the Company closed on 19 of the condominium units in Raleigh, North Carolina for net proceeds of $2.4 million and recorded a $62,000 loss as a result of the sale of these units. The second sale during the first quarter was a commercial building that was collateral for a loan transferred to OREO in the third quarter of 2009. The Company received net proceeds of $652,000 and recorded a loss of $67,000 as a result of the sale of this commercial building. The third sale during the first quarter was a residential building that was collateral for a loan transferred to OREO in the fourth quarter of 2009. The Company received net proceeds of $1.2 million and recorded a $216,000 gain as a result of the sale of this residential building. During the first quarter of 2010, the Company recorded an impairment charge of $802,000 related to three lots in Ocean City, Maryland which were transferred to OREO in the first quarter of 2009.
Note 7. Deposits
The Company’s deposit composition as of June 30, 2010 and December 31, 2009 is presented below:

	June 30,	December 31,
(In thousands)	2010	2009
Demand	$62,302	$63,168
NOW	43,305	45,248
Money Market	161,776	168,893
Savings	15,779	15,336
Time deposits (over $100)	132,328	141,652
Time deposits (under $100)	232,247	240,557
Brokered deposits	144,090	206,901

Total deposits	$791,827	$881,755

Under the Orders as described in “Note 2 — Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of brokered deposits. During the first two quarters of 2010, Royal Bank redeemed $62.8 million in brokered deposits.
Note 8. Borrowings and Subordinated Debentures
1. Advances from the Federal Home Loan Bank
Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of June 30, 2010. Total advances from the FHLB, including the $22.0 million above, were $191.4 million at June 30, 2010 compared to $209.5 million at December 31, 2009. The FHLB advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans. The available borrowing capacity is based on qualified collateral. During the first quarter of 2010, Royal Bank was notified by the FHLB that Royal Bank was being placed on an over collateralized delivery requirement of 105%. The FHLB’s decision was based primarily upon the level of Royal Bank’s non-performing assets and net loss for 2009. The available amount for future borrowings will be based on the amount of collateral to be pledged.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of June 30,		As of December 31,
	2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2010	$99,500	4.19%	$114,500	4.41%
2011	—	—	—	—
2012	30,000	4.32%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	11,887	3.46%	15,001	3.46%

Total FHLB borrowings	$191,387		$209,501

Under the Orders as described in “Note 2 — Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of FHLB advances and paid back $15.0 million at the end of the first quarter of 2010.
2. Other borrowings
The Company has a note payable with PNC Bank (“PNC”) at June 30, 2010 in the amount of $4.5 million compared to $4.7 million at December 31, 2009. The note’s maturity date is August 25, 2016. The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly. The interest rate at June 30, 2010 was 0.50%.
At June 30, 2010 and December 31, 2009, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018. These borrowings are secured by government agencies and mortgage-backed securities. These borrowings have a weighted average interest rate of 3.65%.
3. Subordinated debentures
The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”). The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 2.69% at June 30, 2010, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities had an initial interest rate of 5.80% until December 31, 2009 and now resets quarterly at 3-month LIBOR plus 2.15%. The interest rate at June 30, 2010 was 2.69%.
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
On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities. Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Orders” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board

of Governors of the Federal Reserve System. As of June 30, 2010 the trust preferred interest payment in arrears was $833,000 and has been recorded in interest expense and accrued interest payable.
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
The contract amounts are as follows:

	June 30,	December 31,
(In thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$35,153	$44,829
Commitments to extend credit	3,725	1,630
Standby letters of credit and financial guarantees written	2,914	3,477
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
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of June 30, 2010, the Series A Preferred stock dividend in arrears is $1.6 million which is comprised of $1.5 million in dividends and $43,000 in interest which have not been recognized in the consolidated financial statements. In the event the Company fails to pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid
At June 30, 2010, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. Under the Orders as described in “Note 2 — Regulatory Orders” to the Consolidated Financial Statements, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company. Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Orders” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.
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

Note 11. Regulatory Capital Requirements
As of June 30, 2010, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. Under the Orders as described in “Note 2 — Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met those requirements at June 30, 2010.

	As of June 30, 2010
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$135,713	16.69%	$65,042	8.00%	N/A	N/A
Royal Bank	106,709	14.57%	58,602	8.00%	$73,252	10.00%
Royal Asian	13,152	17.72%	5,936	8.00%	7,420	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$125,395	15.42%	$32,521	4.00%	N/A	N/A
Royal Bank	97,418	13.30%	29,301	4.00%	$43,951	6.00%
Royal Asian	12,202	16.44%	2,968	4.00%	4,452	6.00%

Tier I capital (to average assets, leverage)
Company (consolidated)	$125,395	10.38%	$48,315	4.00%	N/A	N/A
Royal Bank	97,418	8.83%	44,109	4.00%	$55,136	5.00%
Royal Asian	12,202	12.90%	3,783	4.00%	4,729	5.00%
Note 12. Pension Plan
The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.
Net periodic defined benefit pension expense for the three and six month periods ended June 30, 2010 and 2009 included the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Service cost	$75	$126	$151	$252
Interest cost	155	141	311	282
Amortization of prior service cost	22	23	44	45
Amortization of actuarial loss	14	7	27	14

Net periodic benefit cost	$266	$297	$533	$593

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
The following table presents the activity related to the Directors’ Plan for the six months ended June 30, 2010.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2009	90,197	$19.15	3.6	$—
Exercised	—	—
Forfeited	(5,742)	11.72
Expired	(8,455)	18.31

Options outstanding at June 30, 2010	76,000	$19.81	3.4	$—

Options exercisable at June 30, 2010	76,000	$19.81	3.4	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2010. The intrinsic value varies based on the changes in the market value in the Company’s stock.
Employee Stock Option Plan and Appreciation Right Plan
The Company previously adopted a Stock Option and Appreciation Right Plan (the “Employee Plan”). The Employee Plan is an incentive program under which Company officers and other key employees were awarded additional compensation in the form of options to purchase under the Employee Plan, up to 1.8 million shares of the Company’s Class A common stock (but not in excess of 19% of outstanding shares). At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. The ability to issue new grants under the plan has expired. See the discussion below concerning the 2007 Long- Term Incentive Plan.

The following table presents the activity related to the Employee Plan for the six months ended June 30, 2010.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2009	401,626	$20.09	4.2	$—
Granted	—	—
Exercised	—	—
Forfeited	(15,300)	14.60
Expired	—	—

Options outstanding at June 30, 2010	386,326	$20.31	3.8	$—

Options exercisable at June 30, 2010	370,708	$20.24	3.7	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2010. The intrinsic value varies based on the changes in the market value in the Company’s stock.
Long-Term Incentive Plan
Under the 2007 Long-Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of June 30, 2010, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the board of directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period. All shares of restricted stock were forfeited in the first quarter of 2010 due to the Company’s losses in 2009 and 2008.
The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the six months ended June 30, 2010.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2009	135,312	$10.19	8.2	$—
Granted	—	—
Exercised	—	—
Forfeited	(13,450)	12.33
Expired	—	—

Options outstanding at June 30, 2010	121,862	$9.76	7.8	$—

Options exercisable at June 30, 2010	49,405	$12.34	7.5	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2010. The intrinsic value varies based on the changes in the market value in the Company’s stock.
For all Company plans as of June 30, 2010, there were 88,075 unvested stock options and unrecognized compensation cost of $237,000 which will be expensed within three years.
Note 14. Loss Per Common Share
The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and six months ended June 30, 2010, 593,377 and 608,281 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2010. For the three months and six months ended June 30, 2009, 657,978 and 788,237 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2009. Additionally 30,407 warrants were also anti-dilutive for all periods presented below.
Basic and diluted EPS are calculated as follows:

	Three months ended June 30, 2010
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(5,029)	13,257	$(0.38)

	Three months ended June 30, 2009
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(12,538)	13,257	$(0.95)

	Six months ended June 30, 2010
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(6,592)	13,257	$(0.50)

	Six months ended June 30, 2009
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(19,506)	13,257	$(1.47)

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

	Six months ended June 30, 2010
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$5,490	$1,819	$3,671
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(92)	92
Non-credit loss portion of other-than-temporary impairments	1,494	523	971
Less adjustment for impaired investments	(341)	(119)	(222)
Less reclassification adjustment for gains realized in net loss	588	209	379

Unrealized gains on investment securities	6,737	2,344	4,577
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(71)	(25)	(46)

Other comprehensive income, net	$6,808	$2,369	$4,623

	Six months ended June 30, 2009
		Tax
	Before tax	expense	Net of tax
	amount	(benefit)	amount
Unrealized losses on investment securities:
Unrealized holding gains arising during period	$18,011	$5,979	$12,032
Reduction in deferred tax valuation allowance related to preferred and common stock	—	2,076	(2,076)
Non-credit loss portion of other-than-temporary impairments	(7,563)	(2,646)	(4,917)
Less adjustment for impaired debt, preferred and common stock securities	(9,343)	(3,270)	(6,073)
Less reclassification adjustment for losses realized in net loss	(288)	(101)	(187)

Unrealized losses on investment securities	20,079	4,628	15,451
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(14)	(5)	(9)

Other comprehensive income, net	$20,093	$4,633	$15,460

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
In 2009, the Company engaged third parties to assist in valuing Level 3 securities which include seven trust preferred securities and in prior periods one collateralized debt obligation (“CDO”). The fair value for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. The CDO valuation was determined using a copula method, which is a type of market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool, corporate bond spreads, and the timing of the maturity of the CDO to arrive at indicative pricing. The analysis did not look at indicators of defaults but instead it analyzed what would happen to the principal if actual defaults occurred. The analysis used a 0% recovery rate. In addition, management used two independent third parties to validate the fair value received.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

Balances as of June 30, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$19,249	$—	$19,249
U.S. government agencies	1,127	—	—	1,127
Preferred stocks	2,335	—	—	2,335
Common stocks	507	—	—	507
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	263,740	—	263,740
Non-agency	—	15,900	—	15,900
Corporate bonds	—	1,019	—	1,019
Trust preferred securities	3,458	—	23,491	26,949
Other securities	—	—	7,993	7,993

Total available for sale	$7,427	$299,908	$31,484	$338,819

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$21,601	$—	$21,601
U.S. government agencies	1,151	—	—	1,151
Preferred stocks	2,230	—	—	2,230
Common stocks	444	—	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	318,501	—	318,501
Non-agency	—	21,198	—	21,198
Collateralized debt obligations	—	—	24,825	24,825
Corporate bonds	—	6,867	—	6,867
Trust preferred securities	11,895	—	22,240	34,135
Other securities	—	—	7,767	7,767

Total available for sale	$15,720	$368,167	$54,832	$438,719

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Investment Securities
(In thousands)	Available for Sale
Beginning balance December 31, 2009	$54,832
Total gains/(losses) — (realized/unrealized):
Included in earnings	(63)
Included in other comprehensive income	1,532
Purchases, issuances, and settlements	(24,817)
Transfers in and/or out of Level 3	—

Ending balance June 30, 2010	$31,484

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

Balances as of June 30, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$—	$—	$10,664	$10,664
Other real estate owned	—	—	12,393	12,393

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$—	$—	$35,712	$35,712
Other real estate owned	—	—	30,317	30,317
Loans and leases held for sale	—	—	2,254	2,254
The table below states the fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009. The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	At June 30, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value
Financial Assets:
Cash and cash equivalents	$114,831	$114,831	$58,298	$58,298
Investment securities available for sale	338,819	338,819	438,719	438,719
Federal Home Loan Bank stock	10,952	10,952	10,952	10,952
Loans, net	612,197	611,538	656,533	652,716
Accrued interest receivable	15,985	15,985	14,942	14,942

Financial Liabilities:
Demand deposits	62,302	62,302	63,168	63,168
NOW and money markets	205,081	205,081	214,141	214,141
Savings	15,779	15,779	15,336	15,336
Time deposits	508,665	501,585	589,110	578,824
Short-term borrowings	99,500	99,500	114,500	114,500
Long-term borrowings	136,339	128,979	139,675	131,093
Subordinated debt	25,774	16,341	25,774	12,617
Obligations from equity investments	727	727	3,652	3,652
Accrued interest payable	8,339	8,339	6,150	6,150

Note 17. Real Estate Owned via Equity Investment
The Company, together with third party real estate development companies, had formed variable interest entities (VIEs) to construct various real estate development projects. These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with FASB ASC Topic 970, “Real Estate-General”, and account for capitalized interest on those projects in accordance with FASB ASC Topic 835, “Interest". Due to the present economic conditions, management has made a decision to curtail new equity investments.
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
At June 30, 2010, the Company had one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) based on Royal Investments America being the primary financial beneficiary. In June 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) which updates ASC Topic 810. The purpose of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions in ASC Topic 860 as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU 2009-17 became effective on January 1, 2010. Earlier application was prohibited. The adoption of ASU 2009-17 had no impact on the Company’s consolidated financial statements.
Consolidation of this VIE was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As shown on the consolidated balance sheet of the Company as of June 30, 2010 (which includes activity through May 31, 2010 for the VIE), the Partnership also had $727,000 outstanding of senior debt with another bank. The remainder of the senior debt that is shown on the consolidated balance sheet of the Company was paid off in June. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.
On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009. The Company signed a forbearance agreement and an intercreditor agreement between the Company and the Senior Lender on October 23, 2009 which extended the loan until December 9, 2010. On October 25, 2009, the Senior Lender filed for bankruptcy protection, which has not impacted the relationship between the Partnership and the Senior Lender. As part of the agreement to extend the loan for 14 months, the Senior Lender required the Partnership to provide additional funds to cover current and potential future cash requirements for capital improvements, operating expenses and marketing costs. Through June 30, 2010, Royal Bank has loaned $1.4 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. This loan has begun to be repaid from the cash flows since the Senior Lender has now been paid in full. The outstanding balance along with any additional advances to the Partnership will be repaid in full prior to any other payments to partners.

In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had recognized $10.0 million in impairment charges related to this asset through December 31, 2008. No further impairment of this asset occurred in 2009 and 2010. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.
At June 30, 2010, the Partnership had total assets of $13.0 million of which $10.7 million is real estate as reflected on the consolidated balance sheet and total borrowings of $11.4 million, of which $10.7 million relates to the Company’s loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $13.1 million in this Partnership ($2.5 million capital contribution and $10.6 million of loans). The impairments mentioned above have contributed to an overall reduction in the Company’s investment. At June 30, 2010, the remaining amount of the investment in and receivables due from the Partnership totaled $10.1 million.
Note 18. Investment in Real Estate Joint Ventures
The Company has one investment in a real estate joint venture and accounts for it in accordance with ASC Topic 310 and FASB ASC Topic 976, “Real Estate-Retail Land” (“ASC Topic 976”) because the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The real estate joint venture is an investment in an Ohio marina project in which the Company has a subordinate debt position. During the second quarter of 2010, the Company fully impaired the investment and recorded a $2.5 million charge to earnings. The impairment was the result of a lower collateral value due to the significant reduction in the cash flows being generated from the property. Partially offsetting the $2.5 million impairment charge was a $968,000 recovery on another investment in a real estate in joint venture which had been written down in 2007.
Note 19. Segment Information
FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments, RBA Leasing (“Leasing” in the segment table below). The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that previously made equity investments in real estate and had extended mezzanine loans to real estate projects. At June 30, 2010 and 2009, one such equity investment in real estate meets the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting this investment on a consolidated basis as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to its partners. The VIE is included below in the Equity Investment category. For additional discussion on the VIE, please refer to “Note 17- Real Estate Owned via Equity Investment” to the Consolidated Financial Statements.
Community banking
The Company’s Community Banking segment which includes Royal Bank and Royal Asian (“the Banks”) consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Banks to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk. While the Banks make very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans.

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
Equity investments
In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of June 30, 2010, the Partnership also had $727,000 outstanding of senior debt with another bank. Through June 30, 2010, Royal Bank has loaned $1.4 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any. The Company is not obligated to pay the senior debt.
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
The following tables present selected financial information for reportable business segments for the three and six month periods ended June 30, 2010 and 2009.

	Three months ended June 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,032,722	$104,956	$6,120	$39,680	$1,183,478

Total deposits	$791,827	$—	$—	$—	$791,827

Interest income	$11,878	$2,373	$—	$922	$15,173
Interest expense	5,654	868	5	312	6,839

Net interest income (expense)	$6,224	$1,505	$(5)	$610	$8,334
Provision for loan and lease losses	3,718	10	—	562	4,290
Total other income	1,118	219	335	47	1,718
Impairment -real estate joint ventures	1,552	—	—	—	1,552
Total other expenses	7,498	598	95	298	8,489
Income tax (benefit) expense	(583)	489	82	11	—

Net (loss) income	$(4,844)	$626	$153	$(214)	$(4,279)

Noncontrolling interest	$(23)	$250	$118	$(86)	$259

Net (loss) income attributable to Royal Bancshares	$(4,821)	$375	$35	$(128)	$(4,538)

	Three months ended June 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,164,425	$108,336	$16,581	$31,303	$1,320,645

Total deposits	$876,689	$—	$—	$—	$876,689

Interest income	$13,449	$2,410	$—	$711	$16,570
Interest expense	8,376	934	63	308	9,681

Net interest income (expense)	$5,073	$1,476	$(63)	$403	$6,889
Provision for loan and lease losses	6,105	567	—	284	6,956
Total other (loss) income	(4,206)	120	568	114	(3,404)
Total other expenses	7,179	807	222	111	8,319
Income tax (benefit) expense	(256)	115	99	42	—

Net (loss) income	$(12,160)	$106	$184	$80	$(11,790)

Noncontrolling interest	$85	$42	$142	$(5)	$264

Net (loss) income attributable to Royal Bancshares	$(12,245)	$64	$42	$85	$(12,054)

	Six months ended June 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,032,722	$104,956	$6,120	$39,680	$1,183,478

Total deposits	$791,827	$—	$—	$—	$791,827

Interest income	$23,810	$5,137	$—	$1,849	$30,796
Interest expense	12,025	1,783	19	615	14,442

Net interest income (expense)	$11,785	$3,353	$(19)	$1,234	$16,354
Provision for loan and lease losses	5,396	60	—	737	6,193
Total other income	2,189	289	428	117	3,023
Impairment -real estate joint ventures	1,552	—	—	—	1,552
Total other expenses	14,938	1,084	265	255	16,542
Income tax (benefit) expense	(1,335)	1,054	51	231	—

Net (loss) income	$(6,576)	$1,444	$94	$128	$(4,910)

Noncontrolling interest	$—	$578	$72	$51	$701

Net (loss) income attributable to Royal Bancshares	$(6,576)	$866	$22	$77	$(5,611)

	Six months ended June 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,164,425	$108,336	$16,581	$31,303	$1,320,645

Total deposits	$876,689	$—	$—	$—	$876,689

Interest income	$26,644	$4,914	$—	$1,366	$32,924
Interest expense	16,399	1,862	103	602	18,966

Net interest income (expense)	$10,245	$3,052	$(103)	$764	$13,958
Provision for loan and lease losses	8,636	636	—	481	9,753
Total other income	(8,043)	146	698	211	(6,988)
Total other expenses	13,378	1,568	384	214	15,544
Income tax (benefit) expense	(554)	383	74	98	—

Net (loss) income	$(19,257)	$611	$137	$182	$(18,327)

Noncontrolling interest	$122	$245	$105	$8	$480

Net (loss) income attributable to Royal Bancshares	$(19,379)	$367	$32	$174	$(18,807)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $868,000 and $934,000 for the three month periods ended June 30, 2010 and 2009, respectively and $1.8 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively.
Interest income earned by the Community Banking segment related to the Leasing Segment was approximately $312,000 and $308,000 for the three month periods ended June 30, 2010 and 2009, respectively and $615,000 and $602,000 for the six months ended June 30, 2010 and 2009, respectively.
Note 20. Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of June 30, 2010 and December 31, 2009, FHLB stock totaled $11.0 million.
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
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB. On July 29, 2010, the FHLB filed an 8-K to report their results for the quarter ended June 30, 2010. For the second quarter of 2010, the FHLB had a net loss of $68.2 million compared to net income of $32.1 million for the quarter ended June 30, 2009. The $100.3 million decline in quarterly net income was due to OTTI credit losses of $110.7 million on private-label mortgage-backed securities which increased $71.4 million from the second quarter of 2009. For the first six months of 2010 the net loss was $58.3 million compared to net income of $8.5 million for the comparable period in 2009 primarily due to the higher OTTI credit-related losses. At June 30, 2010, total regulatory capital was $4.4 billion. The FHLB was in compliance with its risk-based, total and leverage capital requirements at June 30, 2010. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs through the U.S. Treasury.

Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered. Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of June 30, 2010. Further deterioration of the FHLB’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired.
Note 21. Reclassifications
Certain items in the 2009 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net loss for the periods presented herein as a result of reclassification.
Note 22. Subsequent Events
In connection with a recent bank regulatory examination, the FDIC notified the Company verbally that based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles that revenue from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. The Company does not presently believe that the change in the manner of revenue recognition for Royal Bank under the FDIC’s interpretation of the Call Report instructions will affect the manner of revenue recognition for the Company on a consolidated basis under generally accepted accounting principles. However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes will affect Royal Bank’s capital ratios in future periods. Royal Bank has not received the Report of Examination from the FDIC as of the date of this filing.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and six month periods ended June 30, 2010 and 2009. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K for the year ended December 31, 2009.
FORWARD-LOOKING STATEMENTS
From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; the possibility that we will be unable to comply with the conditions imposed upon us in the regulatory orders issued by the FDIC, Pennsylvania Department of Banking in July 2009, and the agreement with the Federal Reserve Bank of Philadelphia dated March 10, 2010, which could result in the imposition of further restrictions on our operations; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Troubled Asset Relief Program voluntary Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions and the potential effects from the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.
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
Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2009) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company is an investor in a variable interest entity and is required to report its investment in the variable interest entity on a consolidated basis under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). The variable interest entity is responsible for providing its financial information to the Company. We complete an internal review of this financial information. This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we have identified other-than-temporary impairment on investments securities, accounting for allowance for loan and leases losses, and deferred tax assets as among the most critical accounting policies and estimates. These critical accounting policies and estimates are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.
Financial Highlights and Business Results
On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. On July 17, 2006, Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. The principal activities of the Company is supervising Royal Bank and Royal Asian, collectively referred to as the Banks, which engage in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.
At June 30, 2010, the Company had consolidated total assets of approximately $1.2 billion, total deposits of approximately $791.8 million and shareholders’ equity of approximately $104.0 million. The Company had net interest income of $8.3 million and $16.4 million, respectively, for the three and six month periods ended June 30, 2010, reflecting increases of $1.4 million, or 20.1%, and $2.4 million, or 17.2%, respectively, from the comparable periods of 2009. The year over year increase in net interest income was attributed primarily to lower funding costs as maturing brokered deposits and FHLB advances were redeemed with lower yielding cash and investment securities and the re-pricing of maturing retail certificates of deposit resulted in lower rates paid on deposits. In addition, the Company recorded a $905,000 non-recurring adjustment to net interest income related to the correction of previously reversed income on a participation loan. In November 2006 the Company placed a participation loan in which the Company was the lead bank into non-accrual status. Operationally the base note was correctly placed on non-accrual however the participation note was not placed on non-accrual. This error resulted in the participant’s share of the interest income being deducted causing understatements in accrued interest receivable and in interest income. The Company applied the guidance in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and section N “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” of “Topic 1, Financial Statements” of SAB No. 108 in determining whether or not the prior period misstatements were material. After applying the iron curtain and rollover methods and considering all relevant quantitative and qualitative factors, the Company concluded that the judgment of a reasonable person relying on prior period reports would not be influenced by the inclusion or correction of this misstatement within those prior periods and the current period. Therefore the misstatement was deemed immaterial in both the prior and current periods.
The Company recorded a net loss for the quarter ended June 30, 2010 of $4.5 million compared to a net loss of $12.1 million reported for the quarter ended June 30, 2009, while the net loss for the six months ended June 30, 2010 was $5.6 million compared to a net loss of $18.8 million for the comparable period of 2009. The year-over-year favorable change in the net loss for the current quarter was primarily associated with an increase in net interest income of $1.4 million due to lower funding costs and a one-time adjustment, a reduction in the allowance for loan losses of $2.7 million, and an improvement of $4.9 million in impairment losses on available for sale securities. These improvements were partially offset by an increase in other expenses of $1.7 million mainly related to an impairment of $2.5 million for real estate owned via joint ventures, which was the entire investment in an Ohio marina project.
The year over year improvement in the net loss for the six month period ended June 30, 2010 compared to the same period in 2009 was primarily attributed to an increase of $2.4 million in net interest income due to lower funding costs, a reduction of $9.0 in impairment losses on available for sale securities, and a $3.6 million decrease in the provision for loan and lease losses. The improvements year over year were partially offset by an increase in other expenses of $2.6 million mainly associated with impairment of $2.5 million for real estate owned via joint ventures as previously noted.
The chief sources of revenue for the Company are interest income from extending loans and interest income from investing in security instruments, mostly through its subsidiaries Royal Bank and Royal Asian. Both Royal Bank and Royal Asian principally generate commercial real estate loans secured by first mortgage liens. These types of loans make up 38.4% and 71.3% of the loan portfolios of Royal Bank and Royal Asian at June 30, 2010, respectively. Additionally, Royal Bank and Royal Asian offer construction loans, including construction loans for commercial real estate projects and for residential home development. At June 30, 2010, construction loans comprised 7.8% and 9.5%, respectively, of the Royal Bank and Royal Asian loan portfolios. Land development loans at June 30, 2010 comprised 10.9% and 0% of the loan portfolios of Royal Bank and Royal Asian, respectively. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we are experiencing now, adversely impacts the commercial rental or home sales market. In the past, the Company and Royal Bank offered mezzanine loans, which are typically inherently more risky, higher rewarding, loans that were often secured by subordinate lien positions with loan to value ratios typically between 75% and 95% of collateral value. During the fourth quarter of 2007, management of the Company made a decision to curtail mezzanine lending due to the elevation of risk and at June 30, 2010, the Company no longer had any mezzanine loans outstanding within the loan portfolio. Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread. Please see the “Net Interest Margin” section in “Managements Discussion and Analysis of Financial Condition and Results of Operation” below for additional information on interest yield and cost.

Consolidated Net Loss
The Company recorded a net loss of $4.5 million for the second quarter of 2010 compared to a net loss of $12.1 million for the comparable quarter of 2009. The improvement in the net loss year-over-year for the current quarter was primarily associated with an increase in net interest income of $1.4 million due to lower funding costs and the one-time adjustment to interest income of $905,000 mentioned previously, a reduction in the allowance for loan losses of $2.7 million, and an improvement of $4.9 million in impairment losses on available for sale securities. These improvements were partially offset by an increase in other expenses of $1.7 million mainly related to impairment of $2.5 million, which was equivalent to the entire investment, on real estate owned via joint ventures for a marina project in the state of Ohio due to a significant decline in the project’s value. The re-pricing of maturing retail deposits and the redemption of higher cost brokered deposits and FHLB advances with lower yielding cash and investment securities contributed to the lower funding costs and an improved margin. The lower loan loss provision for the second quarter resulted from lower loan balances associated with payoffs, pay downs, charge-offs, and the transfer of loans to OREO, as well as a lower level of specific reserves in the current quarter relative to the comparable quarter of 2009 for impairment analyses on non-performing loans in accordance with ASC Topic 310, “Receivables”. The reduction of investment impairment losses resulted from the restructuring of the investment portfolio during the past year. As a consequence of the continued weak housing market, the high unemployment rate and the weaker economy, the Company continued to experience a weakening in the performance of real estate related loans but did experience a significant improvement in impairment losses on investment securities. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report while the impaired investment securities are discussed in the “Investment Securities” section under “Financial Condition”. Losses per share for basic and diluted were both $0.38 for the second quarter of 2010, as compared to basic and diluted losses per share of $0.95 for the same quarter of 2009.
For the six months ended June 30, 2010, the net loss amounted to $5.6 million compared to net loss of $18.8 million for the comparable period of 2009. This improvement was primarily attributable to a $2.4 million increase in net interest income mainly due to lower funding costs, a $3.6 million improvement in the provision for loan losses, and a $9.0 million reduction in investment impairment. These improvements were partially offset by an increase in other expenses of $2.6 million mainly related to an impairment of $2.5 million on real estate owned via joint ventures, which was equivalent to the entire investment for an Ohio marina project due to a significant decline in the project’s value. In addition, OREO impairment increased $1.2 million year over year for the first half of 2010 due to updated appraisals, which resulted in lower valuations on OREO properties. As previously noted, as a consequence of the continued weak housing market, high unemployment and the weaker economy, the Company continued to experience a weakening in the performance of real estate related loans. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report while the impaired investment securities are discussed in the “Investment Securities” section under “Financial Condition”. Basic and diluted losses per share were both $0.50 for the first six months of 2010, while basic and diluted losses per share were both $1.47 for the first six months of 2009.
Interest Income
Total interest income for the second quarter of 2010 amounted to $15.2 million representing a decline of $1.4 million, or 8.4%, from the comparable quarter of 2009. Average interest earning assets of $1.1 billion in the second quarter of 2010 declined $104.4 million, or 8.6%, from $1.2 billion in the second quarter of 2009. The decrease in interest income was driven by the decline in earning assets, which was partially offset by a one-time adjustment of $905,000 in interest income as described in the “Financial Highlights and Business Results” section in “Managements Discussion and Analysis of Financial Condition and Results of Operation”. Average loan balances of $656.5 million in the second quarter of 2010 decreased $62.2 million, or 8.7%, year over year. The success of the small business lending efforts during the past few quarters and the growth of leases were more than offset by loan prepayments, loan pay downs, charge-offs, and transfers to OREO. In addition commercial real estate and construction lending have been extremely limited during the past 15 months. Average investment securities decreased $37.6 million, or 8.6%, to $399.7 million at the end of second quarter of 2010 due to the sale of investment securities for the purpose of redeeming the maturing brokered CDs as required under the Orders. Average cash equivalents for the three months ended June 30, 2010, amounted to $54.1 million and remained at a higher than normal level in order to maintain sufficient liquidity for future maturing liabilities.

For the second quarter of 2010, the yield on average interest earning assets of 5.48% increased 1 basis point from the level recorded during the comparable quarter of 2009. The slight increase was comprised of year over year declines of 12 and 105 basis points for cash equivalents (0.28% versus 0.40%) and investment securities (3.82% versus 4.87%), respectively, which were entirely offset by a 67 basis point increase in loan yields (6.92% versus 6.25%). The yield on loans benefitted from a favorable one-time adjustment previously noted. Without the one-time adjustment the yield on loans would have been 6.37%. Lower market interest rates, the sale and maturity of higher yielding corporate bonds and the replacement of lower yielding government agency securities has significantly impacted the yield on investment securities during the past year. In addition the yield on average loans continues to be negatively impacted by the level of non-accrual loans during the past year. During the second quarter of 2010, interest lost on non-accrual loans was $1.6 million.
For the six months ended June 30, 2010, total interest income amounted to $30.8 million resulting in a decline of $2.1 million, or 6.5%. Average interest earning assets were $1.1 billion for the first six months of 2010 compared to $1.2 billion for the comparable 2009 period resulting in a decline of $43.1 million, or 3.6%. As with the second quarter results, the decrease was driven by a decline in earning assets, which was again partially offset by the one-time interest income adjustment previously noted. For the six month results, a 16 basis point decline in the yield on interest earning assets, primarily due to the decline in the investment portfolio also contributed to the overall reduction. Average loan balances of $667.0 million in the first half of 2010 decreased $52.2 million, or 7.3%, year over year. The decline was again attributable to loan prepayments, loan pay downs, charge-offs and transfers to OREO, which more than offset growth in small business lending and leases. Average investment securities of $418.9 million decreased $6.4 million, or 1.5%, from the first six months of 2009 due to sales of securities for the redemption of maturing brokered CDs. Average cash equivalents for the six months ended June 30, 2010 of $53.9 million increased $15.5 million, or 40.4%, in order to increase liquidity in anticipation of future maturing liabilities in the second half of 2010.
The yield on average interest earning assets for the six months ended June 30, 2010 of 5.45% declined by 16 basis points from 5.61% for the comparable period of 2009. The 16 basis point reduction was comprised of year over year declines of 18 and 90 basis points for cash equivalents (0.27% versus 0.45%) and investment securities (3.98% versus 4.88%), respectively, which were partially offset by a 48 basis point increase on the yield on loans (6.79% versus 6.32%). Again the one-time adjustment for interest income on loans of $905,000 contributed to the increase. Without the one-time adjustment the yield on loans would have been 6.53%. Lower yields on earning assets, primarily investment securities, reflects the lower market interest rates, the sale and maturity of higher yielding corporate bonds and the replacement with lower yielding government agency investment securities. In addition the yield on average loans continues to be negatively impacted by the level of non-accrual loans. During the first six months of 2010, interest lost on non-accrual loans was $3.1 million. Excluding the one-time adjustment the yield on average earning assets would have been 5.15% and 5.30% for the three and six months ended June 30, 2010, respectively.
Interest Expense
Interest expense decreased $2.8 million, or 29.0%, to $6.8 million for the quarter ended June 30, 2010 from the comparable quarter of 2009. The improvement in interest expense resulted from average interest bearing liabilities declining $90.8 million, or 8.3%, to $1.0 billion for the second quarter of 2010 versus the comparable period of 2009. Moreover, the decline in interest rates paid for Now and money market accounts, time deposits and borrowings, mainly FHLB advances, also significantly contributed to the lower level of interest expense year over year. As a result of the decline in market interest rates during the past two years maturing retail time deposits have re-priced at lower rates and Now and money market rates have been lowered to reflect current competitive market rates while brokered deposits and FHLB advances with rates generally much higher than current market have been redeemed. Average balances for interest bearing deposits of $741.3 million for the second quarter of 2010 have decreased $55.0 million, or 6.9%, from the level of the comparable quarter of 2009. The decline was primarily related to the redemption of $82.7 million in maturing brokered CDs during the past four quarters as required under the Orders. Average balances for borrowings, mostly FHLB advances, amounted to $262.7 million for the second quarter of 2010, reflecting a decline of $35.8 million, or 12.0%, from the comparable period of 2009. Management has reduced the reliance on FHLB advances due to the suspension of the FHLB dividend at year end 2008 and the current requirement of 105% collateral delivery status for FHLB advances.

The yield on average interest bearing liabilities was 2.73% for the second quarter of 2010 down 79 basis points from 3.52% for the second quarter of 2009. The average interest rate paid on average interest bearing deposits for the second quarter of 2010 was 2.42% resulting in a decline of 92 basis points from the level of 3.34% during the comparable quarter of 2009. The rates paid on time deposits and Now and money market accounts declined 84 and 85 basis points, respectively, year over year. The rate paid on average borrowings for the second quarter of 2010 was 3.61%, which resulted in a decline of 40 basis points from the rate paid in the second quarter of 2009.
For the six months ended June 30, 2010, interest expense of $14.4 million decreased $4.4 million, or 23.5%, from the comparable period in 2009. The decline in interest expense for the first half of 2010 was due to a $26.1 million, or 2.5%, decline in average interest bearing liabilities relative to the comparable six month period of 2009 and a 77 basis point decline in the rates paid on interest bearing liabilities year over year. Average interest bearing deposits for the first half of 2010 increased $2.4 million, or 0.3%, year over year. This was mainly comprised of time deposits decreasing $15.5 million, or 2.8%, and average NOW and money markets increasing $17.0 million, or 8.8%, year over year. Consistent with the current quarter’s results, the re-pricing of retail time deposits and redemption of brokered deposits resulted in significant reductions on interest rates paid on deposits year over year. As a result time deposits with an average rate paid of 3.12% declined 85 basis points while the average rate paid on Now and money market rates declined 94 basis points relative to the comparable six months of 2009. The average rate paid on borrowings, primarily comprised of FHLB advances, amounted to 3.68% for the first six months of 2010 as compared to 4.03% (35 basis point decline) for the similar period of 2009.
Net Interest Margin
During late 2008 and most of 2009 the Company experienced a significant drop in the yields on assets, loans in particular, without a corresponding decline in rates paid on interest bearing liabilities. During the fourth quarter of 2009 and the first two quarters of 2010 a significant decline in interest rates paid on interest bearing liabilities has contributed to an improvement in the net interest margin. The net interest margin for the second quarter of 2010 of 3.01% increased 71 basis points from the comparable quarter of 2009. The primary reason for the improvement in the net interest margin from 2009 to 2010 was the re-pricing of matured retail time deposits mainly during the past nine months, the redemption of mostly higher cost brokered deposits and FHLB advances with lower yielding cash and investment securities and the lowered rates on other selected retail accounts. The yield on interest earning assets of 5.48% increased 1 basis point year over year as the non-recurring adjustment of $905,000 in the current quarter was primarily responsible for a 67 basis point improvement in the loan yield year over year, which offset the 105 basis point decline in investment securities. The significant decline in the investment yields in the current quarter relative to the prior period of 2009 was caused by sales of higher yielding, corporate bonds during the past year coupled with the replacement of lower yielding government agency investment securities for principal prepayments on higher yielding cash flowing government agency investments.
The net interest margin of 2.90% for the six month period ended June 30, 2010, improved 50 basis points from 2.40% in the comparable period of 2009. The factors improving the net interest margin for the six month period were similar to those that affected the net interest margin during the second quarter. Interest rates paid on total interest bearing liabilities for the six month period ended June 30, 2010 declined 77 basis points to 2.81% from the prior year’s comparable period. This was comprised of a decline of 94 basis points for Now and money market accounts, a decline of 85 basis points for time deposits and a decline of 35 basis points for borrowings. Consistent with the current quarter’s improvement, lower pricing of select retail accounts, re-pricing of retail deposits and the redemption of brokered deposits and FHLB advances accounted for the favorable change. The yield on loans increased 47 basis points to 6.79% for the six month period in 2010 from 6.32% for the same period in 2009, the yield on investment securities declined 90 basis points to 3.98% for the six month period in 2010 from 4.88% for the same period in 2009, and the yield in cash and cash equivalents declined 18 basis points. Excluding the one-time adjustment the net interest margin would have been 2.69% and 2.75% for the three and six months ended June 30, 2010, respectively.
The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated, exclusive of interest on obligations related to real estate owned via equity investment. The loans outstanding include non-accruing loans. The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-

exempt investments and loans using the federal statutory tax rate of 35% for each period presented.

	For the three months ended			For the three months ended
	June 30, 2010			June 30, 2009
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield
Cash equivalents	$54,101	$38	0.28%	$58,628	$58	0.40%
Investments securities	399,697	3,804	3.82%	437,290	5,308	4.87%
Loans	656,472	11,331	6.92%	718,707	11,204	6.25%

Total interest earning assets	1,110,270	15,173	5.48%	1,214,625	16,570	5.47%

Non-earning assets	94,209			72,634

Total average assets	$1,204,479			$1,287,259

Interest-bearing deposits
NOW and money markets	$208,043	531	1.02%	$191,263	892	1.87%
Savings	15,865	23	0.58%	14,491	20	0.55%
Time deposits	517,407	3,918	3.04%	590,587	5,720	3.88%

Total interest bearing deposits	741,315	4,472	2.42%	796,341	6,632	3.34%

Borrowings	262,710	2,362	3.61%	298,519	2,986	4.01%

Total interest bearing liabilities	1,004,025	6,834	2.73%	1,094,860	9,618	3.52%

Non-interest bearing deposits	61,059			60,908
Other liabilities	33,790			20,919
Shareholders’ equity	105,605			110,572

Total average liabilities and equity	$1,204,479			$1,287,259

Net interest margin		$8,339	3.01%		$6,952	2.30%

	For the six months ended			For the six months ended
	June 30, 2010			June 30, 2009
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield
Cash equivalents	$53,900	$73	0.27%	$38,392	$86	0.45%
Investments securities	418,935	8,273	3.98%	425,328	10,289	4.88%
Loans	667,007	22,450	6.79%	719,237	22,549	6.32%

Total interest earning assets	1,139,842	30,796	5.45%	1,182,957	32,924	5.61%

Non-earning assets	92,225			61,848

Total average assets	$1,232,067			$1,244,805

Interest-bearing deposits
NOW and money markets	$210,517	1,093	1.05%	$193,498	1,909	1.99%
Savings	15,639	45	0.58%	14,767	41	0.56%
Time deposits	539,859	8,341	3.12%	555,314	10,934	3.97%

Total interest bearing deposits	766,015	9,479	2.50%	763,579	12,884	3.40%

Borrowings	270,832	4,944	3.68%	299,318	5,979	4.03%

Total interest bearing liabilities	1,036,847	14,423	2.81%	1,062,897	18,863	3.58%

Non-interest bearing deposits	62,234			57,326
Other liabilities	27,363			20,566
Shareholders’ equity	105,623			104,016

Total average liabilities and equity	$1,232,067			$1,244,805

Net interest margin		$16,373	2.90%		$14,061	2.40%

Rate Volume Analysis
The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and six month periods ended June 30, 2010, as compared to the respective period in 2009, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
		June 30,			June 30,
		2010 vs. 2009			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(3)	$(17)	$(20)	$20	$(33)	$(13)
Federal funds sold	—	—	—	—	—	—

Total short term earning assets	$(3)	$(17)	$(20)	$20	$(33)	$(13)

Investments securities
Held to maturity	—	—	—	—	—	—
Available for sale	(467)	(1,037)	(1,504)	(130)	(1,886)	(2,016)

Total investments	$(467)	$(1,037)	$(1,504)	$(130)	$(1,886)	$(2,016)

Loans
Commercial demand loans	$(868)	$1,255	$387	$(1,604)	$1,287	$(317)
Commercial mortgages	(40)	(235)	(275)	31	(477)	(446)
Residential and home equity	(26)	(26)	(52)	(49)	(50)	(99)
Leases receivables	216	(28)	188	510	(106)	404
Tax certificates	159	(166)	(7)	423	(132)	291
Other loans	3	(2)	1	3	(4)	(1)
Loan fees	(115)	—	(115)	69	—	69

Total loans	$(671)	$798	$127	$(617)	$518	$(99)

Total increase (decrease) in interest income	$(1,141)	$(256)	$(1,397)	$(727)	$(1,401)	$(2,128)

Interest expense
Deposits
NOW and money market	$72	$(433)	$(361)	$155	$(971)	$(816)
Savings	2	—	2	3	1	4
Time deposits	(652)	(1,149)	(1,801)	(247)	(2,346)	(2,593)

Total deposits	$(578)	$(1,582)	$(2,160)	$(89)	$(3,316)	$(3,405)
Trust preferred	(339)	(150)	(489)	(339)	(309)	(648)
Borrowings	—	(135)	(135)	(203)	(184)	(387)

Total increase (decrease) in interest expense	$(917)	$(1,867)	$(2,784)	$(631)	$(3,809)	$(4,440)

Total decrease in net interest income	$(224)	$1,611	$1,387	$(96)	$2,408	$2,312

Credit Risk Management
The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”). The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.
The general allowance is based upon historical loss rates using a three-year rolling average of the historical loss experienced. The qualitative factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level (6) quality of loan review and board oversight, (7) changes in lending policies and procedures and (8) changes in lending staff.
The specific reserves are determined utilizing standards required under ASC Topic 310. Non-accrual loans are evaluated for impairment on an individual basis considering current collateral values (current appraisals or rent rolls for income producing properties), all known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Once a loan is determined to be impaired it will be deducted from the portfolio and the net remaining balance will be used in the general and qualitative analysis.
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
The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $4.3 million and $6.2 million for the three and six months ended June 30, 2010, respectively, compared to $7.0 million and $9.8 million for the comparable periods in 2009. The deteriorating commercial real estate market coupled with the weak residential real estate market has negatively impacted construction loans throughout the banking industry. This weak sales market has affected land development, construction and real estate loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses.
The allowance for loan and lease losses declined $7.5 million from $30.3 million at December 31, 2009 to $22.8 million at June 30, 2010. The decrease was primarily attributable to $14.5 million in charge-offs of impaired loans recorded in the first two quarters of 2010 of which $10.2 million had previously been included in the specific reserves. The allowance for loan and lease losses was 3.58% of total loans and leases at June 30, 2010 and 4.42% at December 31, 2009.
Management believes that the allowance for loan and lease loss is adequate at June 30, 2010. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination. During 2010, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included changes to the period used for the historical loss calculation; increasing the qualitative risk factors as a result of deteriorating economic conditions on both a local and national level and the risk factor associated with classified assets.

Changes in the allowance for loan and lease losses were as follows:

	For the three	For the six
	months ended	months ended	For the year ended
(In thousands)	June 30, 2010	June 30, 2010	December 31, 2009
Balance at beginning period	$28,661	$30,331	$28,908

Charge-offs
Commercial and industrial	(2,152)	(4,183)	(258)
Construction and land development	(5,604)	(5,659)	(6,231)
Construction and land development — mezzanine	—	—	(2,756)
Real Estate — residential	—	—	(1,361)
Real Estate — residential — mezzanine	(1,018)	(2,480)	—
Real Estate — non-residential	(1,156)	(1,156)	(7,404)
Real estate — non-residential real estate — mezzanine	—	—	(1,132)
Real Estate — multifamily	(457)	(457)	—
Leases	(427)	(529)	(676)
Tax certificates	(9)	(10)	—

Total charge-offs	(10,823)	(14,474)	(19,818)

Recoveries
Commercial and industrial	68	68	15
Construction and land development	105	105	—
Real Estate — residential	228	245	190
Real Estate — non-residential	196	207	431
Leases	1	51	—
Other	37	37	—

Total recoveries	635	713	636

Net charge offs	(10,188)	(13,761)	(19,182)

Provision for loan and lease losses	4,290	6,193	20,605

Balance at the end of period	$22,763	$22,763	$30,331

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	June 30, 2010		December 31, 2009
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans
Commercial and industrial	$3,787	14.2%	$6,542	15.1%
Construction	2,238	7.9%	4,713	7.6%
Land Development	3,659	9.8%	3,182	9.7%
Real Estate — residential	835	5.4%	2,762	7.1%
Real Estate — residential — mezzanine	—	0.0%	1,000	0.4%
Real Estate — non-residential	9,104	41.7%	9,824	40.3%
Real Estate — multi-family	752	2.5%	215	3.2%
Tax certificates	344	11.7%	290	10.6%
Lease financing	2,016	6.5%	1,757	5.7%
Other	20	0.2%	25	0.3%
Unallocated	8	—	21	—

Total	$22,763	100.0%	$30,331	100.0%

The Company’s nonperforming assets are set forth below:

	June 30,	December 31,
(Amounts in thousands)	2010	2009
Non-accrual and impaired loans (1)	$74,437	$73,679
Other real estate owned	30,795	30,317

Total nonperforming assets	$105,232	$103,996

Nonperforming assets to total assets	8.89%	8.04%

Nonperforming loans to total loans	11.72%	10.73%

Allowance for loan and lease loss to non-accrual loans	30.58%	41.17%

Total Loans	$634,960	$686,864
Total Assets	$1,183,478	$1,292,726
Allowance for loan and lease losses (“ALLL”)	$22,763	$30,331

ALLL / Loans & Leases	3.58%	4.42%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	June 30, 2010
		Specific
(In thousands)	Loan balance	reserves
Construction	$25,474	$731
Land development	17,183	1,012
Real Estate-non-residential	17,906	1,249
Commercial & industrial	6,683	—
Residential real estate	4,541	73
Leasing	599	109
Tax certificates	2,051	—

Total	$74,437	$3,174

Non-accrual loan activity for the first and second quarters of 2010 is set forth below:

		1st Quarter Activity
	Balance at		Payments and
	December 31,		other		Transfer to	Balance at
(In thousands)	2009	Additions	decreases	Charge-offs	OREO	March 31, 2010
Construction	$18,316	$2,130	$(1,543)	$(55)	$—	$18,848
Land development	5,908	7,480	(2,857)	—	—	10,531
Real Estate-non-residential	19,584	3	(420)	—	—	19,167
Commercial & industrial	11,779	236	(637)	(2,031)	—	9,347
Residential real estate	12,445	1,190	(427)	—	—	13,208
Residential real estate — mezzanine	2,480	—	—	(1,463)	—	1,017
Multi-family	—	8,311	—	—	—	8,311
Leasing	627	466	—	(179)	—	914
Tax certificates	2,540	—	(221)	—	—	2,319

Total	$73,679	$19,816	$(6,105)	$(3,728)	$—	$83,662

		2nd Quarter Activity
			Payments and
	Balance at March		other			Transfer to	Balance at
(In thousands)	31, 2010	Additions	decreases	Reclassed	Charge-offs	OREO	June 30, 2010
Construction	$18,848	$137	$(1,932)	$12,540	$(4,119)	$—	$25,474
Land development	10,531	7,910	(73)	300	(1,485)	—	17,183
Real Estate-non-residential	19,167	5,192	(1,250)	(4,000)	(1,156)	(47)	17,906
Commercial & industrial	9,347	96	(109)	—	(2,152)	(499)	6,683
Residential real estate	13,208	187	(14)	(8,840)	—	—	4,541
Residential real estate — mezzanine	1,017	—	—	—	(1,017)	—	—
Multi-family	8,311	21	—	—	(457)	(7,875)	—
Leasing	914	112	—	—	(427)	—	599
Tax certificates	2,319	10	(268)	—	(10)	—	2,051

Total	$83,662	$13,665	$(3,646)	$—	$(10,823)	$(8,421)	$74,437

The following is a detailed list of the significant additions to non-accrual loans during the first quarter of 2010:
•	A project for a student housing rental apartment complex comprised of twelve 2-story townhouse type buildings located in Shippensburg, Pennsylvania became non-accrual during the first quarter of 2010. The project consists of 182 units. Approximately 65% of the apartments are currently leased. The current principal balance is $16.1 million of which 48% has been sold to one local bank. Royal Bank is the lead bank. During the second quarter of 2010, Royal Bank received a deed in lieu of foreclosure and, after recording a charge-off of $456,000, transferred the collateral to other real estate owned.

•	A $12.5 million acquisition and development loan to a regional real estate developer to fund environmental remediation, site improvement and soft costs activities on parcels in King of Prussia, Pennsylvania became non-accrual during the first quarter of 2010. The project has final land development approvals for two office buildings with an approved floor area ratio of 300,790 square feet. The current commitment and outstanding loan balance is $8.8 million of which Royal Bank holds $4.9 million and the remaining $3.9 million has been sold to a participating bank. In March 2010, the Company entered into a forbearance agreement with the borrower which will enable the borrower to maintain control of this asset for up to two years if conditions are met including the payment of interest from the borrower’s equity funds six months in advance and if the borrower continues to manage the site and fund the project’s operating expenses. The plan is to maintain the project until the market conditions and capital markets normalize so that vertical construction financing once again becomes available to repay the loan. A current appraisal did not indicate impairment in accordance with ASC Topic 310.

•	Three loans totaling $2.6 million to fund acquisition and soft development costs to develop a 100,000 square foot retail project located in Richland, Pennsylvania became non-accrual during the first quarter of 2010. The loan has matured by its terms. There is a signed land lease for a 10,000 square foot stand alone retail store to a national drug store chain which can be developed separate from the remaining 90,000 square foot planned for an in-line shopping center. The Company is currently negotiating a restructure of these loans. A current appraisal indicated impairment in accordance with ASC Topic 310 and the Company established a specific reserve of $416,000 for this lending relationship. During the second quarter the Company recorded a $150,000 charge-off on the loans in anticipation of a third quarter paydown.

•	A $1.3 million construction project in Maryland, in which the Company is a participant, became non-accrual during the first quarter of 2010. The project consists of 120.7 acres of which 86.5 acres are zoned for agricultural use. The borrower was unable to obtain county approval to have the land use reclassed to general commercial. The borrower is pursuing annexation through the town but the process will take time. As a result the current appraisal indicated impairment in accordance with ASC Topic 310 and the Company established a specific reserve of $728,000 for this loan.
The following is a detailed list of the significant additions to non-accrual loans during the second quarter of 2010:
•	A $5.9 million loan which was originally used for purchase money acquisition and to fund ongoing predevelopment activity associated with a residential project in Philadelphia, Pennsylvania became non-accrual during the second quarter of 2010. The project consists of interconnected buildings containing 73,050 square feet of gross area. After acquisition, the Borrowers’ original plan was for the development of a 157,000 SF, 97 unit condo project. The Borrowers pursued and received approvals as well as made substantial progress in the engineering and design. This was to be ground-up construction requiring some demolition of the existing structure. Last year the sponsors made the decision to reposition the project to apartments given the downturn in the for-sale residential market. Ultimately, the economic climate and the deterioration of the sponsors’ financial condition led to a default in payment which has resulted in a foreclosure action being commenced. During the second quarter the Company recorded a $979,000 charge-off against the principal balance of the loan. The current outstanding loan balance is $4.9 million and the Company established a specific reserve of $764,000 in accordance with ASC Topic 310.

•	A $4.5 million non-residential real estate loan became non-accrual during the second quarter of 2010. The project consists of an 81 room hotel located in the Pocono Mountains, Pennsylvania. Amenities include free continental breakfast, free wireless high-speed internet, an indoor heated pool, exercise room, and banquet facilities. In 2009, the project went through a 49 room renovation as per its franchise agreement. As a result of deteriorating economic conditions, the loan was placed in default as a result of non-payment. The Company is in the process of finalizing a forbearance agreement. A current appraisal did not indicate impairment in accordance with ASC Topic 310.

•	A $1.6 million construction loan in Maryland which is collateralized by two commercial building lots became non-accrual during the second quarter of 2010. Both lots are approved and site improvements have been completed. The loan has matured and the borrower has failed to put forth a realistic forbearance proposal. The Company has commenced foreclosure and confessed judgment against the guarantor. The Company recorded a $76,000 charge-off against the loan during the second quarter of 2010.
Despite payments and improvements of $9.8 million and charge-offs of $14.6 million, non-accrual and impaired loans increased $700,000 from $73.7 million at December 31, 2009 to $74.4 million at June 30, 2010 due to additions of $33.5 million. The Company does not accrue interest income on impaired loans. If interest had been accrued, such income would have been approximately $1.6 million and $3.1 million for the three and six months ended June 30, 2010. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter.
The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(In thousands)	2010	2009
Impaired loans with a valuation allowance	$13,835	$46,670
Impaired loans without a valuation allowance	60,602	27,009

Total impaired loans	$74,437	$73,679

Valuation allowance related to impaired loans	$3,171	$10,958

	June 30,
(In thousands)	2010	2009
Average investment in impaired loans	$74,058	$80,494
Interest income recognized on impaired loans	$202	$960
Interest income recognized on a cash basis on impaired loans	$202	$960
The $60.6 million in impaired loans without a valuation allowance reflects total charge-offs of $17.6 million, of which $7.5 million occurred in the second quarter of 2010. The $7.8 million decline in the valuation allowance was related to $10.2 million in loan charge-offs of specific reserves offset by $2.4 million in valuation allowances on five new and six previous non-accrual relationships. Total cash collected on impaired loans for the three months and six months ended June 30, 2010 was $4.6 million and $11.1 million, respectively.

Other Real Estate Owned
Other real estate owned (“OREO”) increased $478,000 from $30.3 million at December 31, 2009 to $30.8 million at June 30, 2010. Set forth below is a table which details the changes in OREO from December 31, 2009 to June 30, 2010.

	2010
(In thousands)	First Quarter	Second Quarter
Beginning balance	$30,317	$25,781
Capital improvements	—	697
Net proceeds from sales	(4,391)	(3,403)
Net gain on sales	157	174
Assets acquired on non-accrual loans	—	8,421
Other	500	85
Impairment charge	(802)	(960)

Ending balance	$25,781	$30,795

During the second quarter of 2010, the Company received a deed in lieu of foreclosure for a rental community consisting of 182 dwelling units which was collateral for a $16.4 million participation loan. The Company is entitled to 52% of the collateral and transferred $7.9 million to OREO after recording a $456,000 charge-off for which $361,000 had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. Also during the second quarter the Company sold collateral associated with four different projects. The first sale is related to a condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. The Company sold three units during the second quarter of 2010 and now has five remaining units to be sold of the original 51 units. The Company received net proceeds of $339,000 and recorded a loss of $46,000 as a result of the sale of those units. The second sale is related to a condominium project in Wildwood, New Jersey that the Company foreclosed on during the fourth quarter of 2009. During the second quarter of 2010, the Company completed the renovations to the project and held an auction of 28 units. At June 30, 2010, the Company had settled on ten of the condominium units and received net proceeds of $1.5 million which equaled the carrying cost including improvements. The third sale is related to a commercial building that was the collateral for a loan transferred to OREO during the second quarter of 2009. The Company received net proceeds of $970,000 and recorded a gain of $25,000 as a result of the sale of this commercial property. The last sale was related to 3 homes and 14 residential lots located in North Carolina and South Carolina that the Company foreclosed on during the second quarter of 2010. Collectively the collateral was valued at $456,000 when transferred to OREO. During the second quarter the Company sold one home and one lot. The Company received net proceeds of $130,000 and recorded a gain of $6,000. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio. The Company received proceeds of $427,000 and recorded gains of $189,000.
During the second quarter of 2010 the Company recorded impairment charges of $960,000 which were primarily related to an apartment building in Luzerne County, Pennsylvania foreclosed on in the second quarter of 2009 and tax liens. After performing an impairment analysis using an updated appraisal on the apartment building, the Company recorded an $862,000 impairment charge which was caused by the need for repairs in order to obtain certificates of occupancy on a number of rental units. The Company recorded impairment charges of $85,000 related to three properties acquired through the tax lien portfolio.
During the first quarter of 2010, the Company sold collateral related to three loans. The first sale is related to a five building condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. In 2009, the Company completed the construction of two buildings. In the fourth quarter of 2009, the Company held an auction of the 51 completed condominiums. During the first quarter of 2010, the Company closed on 19 of the units for net proceeds of $2.4 million and recorded a $62,000 loss as a result of the sale of these units. The Company closed on 24 of the units in 2009. The second sale during the first quarter was a commercial building that was collateral for a loan transferred to OREO in the third quarter of 2009. The Company received net proceeds of $652,000 and recorded a loss of $67,000 as a result of the sale of this commercial building. The third sale during the first quarter was a residential building that was collateral for a loan transferred to OREO in the fourth quarter of 2009. The Company received net proceeds of $1.2 million and recorded a $216,000 gain as a result of the sale of this residential building. During the first quarter of 2010, the Company recorded an impairment charge of $802,000 related to three lots in Ocean City, Maryland which were transferred to OREO in the first quarter of 2009.
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

Potential Problem Loans
Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $23.1 million and $21.4 million at June 30, 2010 and December 31, 2009, respectively. Commercial loans, non-residential real estate loans, and multi-family loans comprise $14.7 million, $4.9 million, and $2.0 million, respectively, of the potential problem loans outstanding at June 30, 2010. Of the $14.7 million in potential problem commercial loans, $10.0 million is related to a hotel/timeshare project located in Las Vegas, Nevada. During the first quarter of 2010, a nationally recognized hotel and casino operator acquired this project’s operating partner. Commercial and non-residential real estate loans have continued to weaken due to projects impacted by low tenant commitments, cash flow issues, and the sluggish economy. As a result of the regulatory order issued by the FDIC in July 2009, disclosed under “Regulatory Orders”, the Company’s board of directors will approve all advances for additional funds on potential problem loans.
Other Income (Loss)
For the second quarter of 2010 other income was $1.7 million compared to other loss of $3.4 million for the comparable period in 2009. The $5.1 million increase in other income quarter over quarter was primarily a result of a $4.9 million decline in impairment losses on available for sale securities ($5.1 million loss in 2009 compared to a $165,000 loss in 2010). Also contributing to the $5.1 million increase for the comparable quarters was a $503,000 increase in net gains on the sales of available for sale securities ($429,000 gain in 2010 versus a $74,000 loss in 2009), and a $100,000 increase in gains on the sales of other real estate owned. Partially offsetting these increases was a decrease in income from bank owned life insurance of $256,000 as a result of the surrender of a majority of the Company’s bank owned life insurance during the third quarter of 2009 and a decline of $153,000 in gains on the sales of loans and leases.
For the six months ended June 30, 2010, other income amounted to $3.0 million compared to other loss of $7.0 million for comparable period of 2009, an increase of $10.0 million. The $10.0 million improvement was primarily attributable to a decrease of $9.0 million in OTTI charges on AFS securities ($341,000 during 2010 compared to $9.3 million during the first six months of 2009). Also contributing to the increase year over year was an $876,000 increase in net gains on the sales of available for sale securities ($588,000 gain in 2010 versus a $288,000 loss in 2009), a $351,000 increase in gains on the sale of loans and leases and a $294,000 increase in gains on the sales of other real estate owned ($331,000 in 2010 versus $37,000 in 2009). These increases were partially offset by a decline in income from bank owned life insurance of $505,000 as a result of the surrender of a majority of the Company’s bank owned life insurance during the third quarter of 2009 that was previously mentioned.
Other Expense
Non-interest expense for the second quarter of 2010 amounted to $10.0 million resulting in an increase of $1.7 million, or 20.7%, from the comparable quarter of 2009. The increase was primarily attributable to impairment on investments in real estate joint ventures of $1.6 million. During the second quarter of 2010, the Company recorded a $2.5 million impairment on a real estate joint venture in which the Company had a subordinate debt position. The impairment was for the entire amount of the investment and was the result of a reduction in the collateral value as a consequence of a significant decline in the cash flows being generated from the property. Partially offsetting the $2.5 million impairment was a recovery of $968,000 from an investment in a real estate joint venture that was previously written off in 2007. OREO impairments increased $960,000 primarily as a result of a new appraisals being obtained during the quarter and the resulting decline in property valuations. Partially offsetting these increases was a $530,000 decrease in loan collection expenses, which was partially timing related, and a $270,000 decrease in salaries and employee benefits primarily related to a decline in headcount.
For the six months ended June 30, 2010 non-interest expense of $18.1 million amounted to an increase of $2.6 million, or 16.4%, above the level of the comparable period of 2009. The increase was primarily attributable to a the $1.6 million impairment on a real estate joint ventures which was mentioned above, a $1.2 million increase in OREO impairments as a result of new appraisals being obtained during the first six months of 2010, and a $564,000 increase in FDIC Insurance and state assessments. The increase in FDIC Insurance and Pennsylvania Department of Banking assessments was primarily related to an increased assessment rate for the FDIC expense for Royal Bank and Royal Asian due to increased assessment rates overall to fund the FDIC insurance shortfall and a decline in the regulatory rating from the FDIC resulting in another rate increase. Partially offsetting these increases was a $425,000 decrease in salaries and employee benefits primarily due to a decline in headcount and a $166,000 decrease in director fees related to a reduction in the number of directors, fewer meetings year over year and the elimination of inside directors’ fees.
Income Taxes
Total income tax expense for the second quarter of 2010 and the comparable quarter of 2009 was $0. The Company did not record a tax benefit despite the net loss in the second quarter of 2010 since it concluded at December 31, 2008 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. The Company established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million. During 2009, the Company established an additional valuation allowance of $10.2 million, which was the result of the net operating loss for 2009 and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at June 30, 2010, totaled $25.7 million. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the second quarters of both 2010 and 2009 was 0%.
Total income tax expense for the six months end June 30, 2010 and June 30, 2009 was $0. The Company did not record a tax benefit despite the net loss for the six month period ended June 30, 2010 since it concluded at December 31, 2008 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. As mentioned above, the Company established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million, subsequently added an additional valuation allowance of $10.2 million in 2009, resulting from an operating loss and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at June 30, 2010, totaled $25.7 million. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the first six months of 2010 and 2009 was 0%.
Results of Operations by Business Segments
The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but have different characteristics than the Community Banking, Tax Liens and Equity Investments segments, and from each other, RBA Leasing (“Leasing” in the segment table below). For a description of the different business segments refer to “Note 18 — Segment Information” to the Consolidated Financial Statements.

	Three months ended June 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,032,722	$104,956	$6,120	$39,680	$1,183,478

Total deposits	$791,827	$—	$—	$—	$791,827

Interest income	$11,878	$2,373	$—	$922	$15,173
Interest expense	5,654	868	5	312	6,839

Net interest income (expense)	$6,224	$1,505	$(5)	$610	$8,334
Provision for loan and lease losses	3,718	10	—	562	4,290
Total other income	1,118	219	335	47	1,718
Impairment -real estate joint ventures	1,552	—	—	—	1,552
Total other expenses	7,498	598	95	298	8,489
Income tax (benefit) expense	(583)	489	82	11	—

Net (loss) income	$(4,844)	$626	$153	$(214)	$(4,279)

Noncontrolling interest	$(23)	$250	$118	$(86)	$259

Net (loss) income attributable to Royal Bancshares	$(4,821)	$375	$35	$(128)	$(4,538)

	Three months ended June 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,164,425	$108,336	$16,581	$31,303	$1,320,645

Total deposits	$876,689	$—	$—	$—	$876,689

Interest income	$13,449	$2,410	$—	$711	$16,570
Interest expense	8,376	934	63	308	9,681

Net interest income (expense)	$5,073	$1,476	$(63)	$403	$6,889
Provision for loan and lease losses	6,105	567	—	284	6,956
Total other (loss) income	(4,206)	120	568	114	(3,404)
Total other expenses	7,179	807	222	111	8,319
Income tax (benefit) expense	(256)	115	99	42	—

Net (loss) income	$(12,160)	$106	$184	$80	$(11,790)

Noncontrolling interest	$85	$42	$142	$(5)	$264

Net (loss) income attributable to Royal Bancshares	$(12,245)	$64	$42	$85	$(12,054)

	Six months ended June 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,032,722	$104,956	$6,120	$39,680	$1,183,478

Total deposits	$791,827	$—	$—	$—	$791,827

Interest income	$23,810	$5,137	$—	$1,849	$30,796
Interest expense	12,025	1,783	19	615	14,442

Net interest income (expense)	$11,785	$3,353	$(19)	$1,234	$16,354
Provision for loan and lease losses	5,396	60	—	737	6,193
Total other income	2,189	289	428	117	3,023
Impairment -real estate joint ventures	1,552	—	—	—	1,552
Total other expenses	14,938	1,084	265	255	16,542
Income tax (benefit) expense	(1,335)	1,054	51	231	—

Net (loss) income	$(6,576)	$1,444	$94	$128	$(4,910)

Noncontrolling interest	$—	$578	$72	$51	$701

Net (loss) income attributable to Royal Bancshares	$(6,576)	$866	$22	$77	$(5,611)

	Six months ended June 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,164,425	$108,336	$16,581	$31,303	$1,320,645

Total deposits	$876,689	$—	$—	$—	$876,689

Interest income	$26,644	$4,914	$—	$1,366	$32,924
Interest expense	16,399	1,862	103	602	18,966

Net interest income (expense)	$10,245	$3,052	$(103)	$764	$13,958
Provision for loan and lease losses	8,636	636	—	481	9,753
Total other income	(8,043)	146	698	211	(6,988)
Total other expenses	13,378	1,568	384	214	15,544
Income tax (benefit) expense	(554)	383	74	98	—

Net (loss) income	$(19,257)	$611	$137	$182	$(18,327)

Noncontrolling interest	$122	$245	$105	$8	$480

Net (loss) income attributable to Royal Bancshares	$(19,379)	$367	$32	$174	$(18,807)

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
Employees: Royal Bank employed approximately 156 people on a full-time equivalent basis as of June 30, 2010.
Deposits: At June 30, 2010, total deposits of Royal Bank were distributed among demand deposits (8%), money market deposit, savings and Super Now accounts (30%) and time deposits (62%). At June 30, 2010, deposits decreased $99.3 million to $723.1 million, from year-end 2009, or 12.1%, primarily due to a $76.2 million decrease in time deposits along with a $23.2 million decrease in money market deposit and Super Now accounts. The decrease in time deposits was mainly due to the maturity of brokered deposits in the amount of $62.8 million. Included in Royal Bank’s deposits are approximately $12.6 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
Lending: At June 30, 2010, Royal Bank, including its subsidiaries, had a total net loan portfolio of $550.6 million, representing 51% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At June 30, 2010, loans decreased $48.0 million from year end 2009 due to pay downs, one large pay off of $8.2 million, transfers to OREO and charge-offs which were partially offset by new originations.
Business results: Total interest income of Royal Bank for the quarter ended June 30, 2010 was $13.9 million compared to $15.1 million for the quarter ended June 30, 2009, a decrease of 7.5%. Total interest income for the first six months of 2010 was $28.3 million compared to $29.7 million for the same period in 2009. The decline in interest income for both the quarter and year to date was primarily attributed to a lower yield on investment securities. Interest expense was $6.4 million for the quarter ended June 30, 2010, compared to $8.7 million for the quarter ended June 30, 2009, a decrease of 26%. Interest expense for the first six months of 2010 was $13.6 million compared to $17.1 million for the same period in 2009. Royal Bank recorded a net loss for the quarter ended June 30, 2010 of $4.4 million compared to a net loss of $9.5 million for the quarter ended June 30, 2009. The reduction in the loss is mainly due to $0 in impairments on AFS investment securities and $4.5 million in provision for loan and lease losses in the second quarter of 2010 compared to $3.9 million and $5.9 million for the second quarter of 2009, respectively. Partially offsetting the improvement in the net loss was $1.6 million in impairment on investments in real estate joint ventures as described in “Other Expense” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Royal Bank recorded a net loss of $4.2 million for the first half of 2010 compared to a net loss of $11.8 million for the first half of 2009. The improvement in net loss was largely due to similar factors that affected the second quarter earnings. Total assets of Royal Bank were $1.1 billion at June 30, 2010 and $1.2 billion at December 31, 2009. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Asian Bank
Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. Royal Asian is an insured bank by the Federal Deposit Insurance Corporation (the “FDIC”). Royal Asian derives its income principally from interest charged on loans and fees received in connection with the other services. Royal Asian’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, and the repayment of outstanding loans provide the majority of funds for activities. During the third quarter of 2010, the Company filed an application with the FDIC and the Commonwealth of Pennsylvania Department of Banking for approval of the merger of Royal Asian with and into Royal Bank, with Royal Bank surviving. The merger is expected to be approved in the third quarter of 2010. The decision to merge the Company’s subsidiary banks resulted primarily from the termination of the stock purchase agreement relating to the sale of Royal Asian that was executed in 2009. The Company terminated the stock purchase agreement because the buyer was unable to comply with certain financing provisions under the agreement.
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
Employees: Royal Asian employed approximately 25 people on a full-time equivalent basis as of June 30, 2010.
Deposits: At June 30, 2010, total deposits of Royal Asian were distributed among demand deposits (9%), money market deposit, savings and Super Now accounts (15%) and time deposits (76%). At June 30, 2010, total deposits were $81.3 million, which amounted to a decrease of $8.0 million, or 8.9%, from the level at December 31, 2009.
Lending: Royal Asian had a total net loan portfolio of $61.6 million, representing 65% of total assets at June 30, 2010, a decline of $3.1 million, or 4.8%, from the level at December 31, 2009. The loan portfolio is comprised of commercial demand, commercial mortgages, construction, and installment loans.
Business results: Net interest income of Royal Asian for the quarter ended June 30, 2010, amounted to $754,000 which was an increase of $232,000 from the comparable quarter of 2009. Net interest income for the first six months of 2010 was $1.5 million compared to net interest income of $1.3 million for the same period in 2009. For the quarter ended June 30, 2010, Royal Asian recorded net income of $139,000 compared to a net loss of $415,000 in the second quarter of 2009. For the first half of 2010, Royal Asian recorded a net loss of $856,000 compared to a net loss of $474,000 for the first half of 2009. Total assets of Royal Asian amounted to $94.5 million at June 30, 2010 compared to $102.4 million at December 31, 2009.
Royal Investments of Delaware
On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.
Business results: Total interest income of RID for the quarter ended June 30, 2010, of $216,000 declined 38.3% from $350,000 for the quarter ended June 30, 2009. For the first six months of 2010 total interest income amounted to $427,000 resulting in a 36.2% decrease from $669,000 during the first six months of 2009. For the quarter ended June 30, 2010, RID reported net income of $20,000, compared to net loss of $1.2 million for the quarter ended June 30, 2009 primarily due to $1.3 million of impairments on available for sale securities being recorded in 2009 versus $165,000 during 2010. For the first half of 2010, RID reported a net loss of $1,000 versus a net loss of $5.5 million in the comparable period of 2009. The year over year improvement for the first half was primarily related to impairment of investment securities of $165,000 in 2010 versus $5.7 million in 2009. At June 30, 2010, total assets of RID were $30.7 million, of which $1.5 million was held in cash and cash equivalents and $7.3 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W. RID paid the loan in full during the third quarter of 2009 and therefore at June 30, 2010 no loans were outstanding.
Royal Captive Insurance Company
On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. At June 30, 2010 total assets of Royal Captive Insurance were $2.6 million.
Royal Preferred LLC
On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At June 30, 2010, Royal Preferred LLC had total assets of approximately $21 million.
Royal Bancshares Capital Trust I and II
On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2010 amounted to 2.69%.
On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance. The Federal Reserve Agreement entered into in May 2010 prohibits any distributions on trust preferred securities without the prior approval of the Federal Reserve Bank of Philadelphia and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. As of June 30, 2010, the trust preferred interest payment in arrears was $833,000 and has been recorded in interest expense and accrued interest payable.

Tax Lien Operations
Crusader Servicing Corporation
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. At June 30, 2010, total assets of CSC were $14.5 million. Included in total assets is $2.1 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount. As a result of the recent deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired by approximately $2.5 million. During 2009, the loan was impaired by an additional $500,000. CSC charged-off $3.0 million related to this loan in 2009. There was no additional impairment in 2010. The outstanding SMI loan balance was $2.1 million at June 30, 2010 compared to $2.5 million at December 31, 2009.
Business results: Net interest income of CSC for the quarter ended June 30, 2010, amounted to $101,000 which resulted in a decline of $95,000, from the comparable quarter of 2009. Net interest income for the first half of 2010 decreased $218,000 from $490,000 for the first half of 2009 to $272,000 due to the liquidation of the portfolio. Net income for CSC for the three and six months ended June 30, 2010, was $64,000 and $45,000, respectively, compared to a net loss of $331,000 and $369,000, respectively, for the comparable periods of 2009. The improvement in net income for the three and six months ended June 30, 2010 was largely driven by the reduction in provision for lien losses. At June 30, 2010, total assets of CSC were $14.5 million, of which $14.0 million was held in tax liens. The allowance for lien loss was $149,000 at June 30, 2010.
Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and in accordance with the provisions of Regulation W. At June 30, 2010, the amount due Royal Bank from CSC was $12.7 million.
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
Business results: Net interest income of RTL of $1.4 million for the quarter ended June 30, 2010, increased $125,000, or 9.7%, for the comparable quarter of 2009 largely due to increased interest on certificates and penalty income year over year associated with an increase in the average tax liens outstanding. For the first half of 2010, net interest income of $3.1 million increased $519,000, or 20.3%, above the comparable period of 2009 due to the growth in tax liens year over year. Net income for RTL of $562,000 for the quarter ended June 30, 2010 increased $125,000, or 28.6%, from the comparable quarter of 2009 due to an increase in tax liens year over year. For the six months ended 2010 net income for RTL of $1.4 million amounted to an increase of $418,000, or 42.7%, above the comparable period of 2009 again due to the growth in average tax liens outstanding for RTL over the past year. At June 30, 2010, total assets of RTL were $90.4 million, of which the majority was held in tax liens as compared to total assets at December 31, 2009 of $88.9 million, of which the majority was held in tax liens.
Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and in accordance with the provisions of Regulation W. At June 30, 2010, the amount due Royal Bank from RTL was $85.9 million.

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
Business results: At June 30, 2010 and December 31, 2009, total assets of RIA prior to consolidation under ASC Topic 810 were $6.3 million and $8.6 million, respectively. For the quarter ended June 30, 2010, RIA had a net loss of $2.1 million compared to net income of $118,000 for the comparable period of 2009 while the net loss for the first half of 2010 amounted to $2.2 million compared to net income of $79,000 for the comparable six months of 2009. The loss for the three and six months ended June 30, 2010 was attributable to a $2.5 million impairment recorded on a real estate joint venture during the second quarter of 2010 as a result of a significant reduction in the cash flows being generated from the property which has resulted in a reduction in the collateral value.
Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and in accordance with the provisions of Regulation W. At June 30, 2010, there were no outstanding loans from Royal Bank to RIA.
Leasing Segment
Royal Bank America Leasing, LP
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first six months of 2010 and 2009, neither sales nor purchases of lease portfolios were material.
Business results: At June 30, 2010, total assets of Royal Leasing were $39.7 million, including $39.3 million in net leases, as compared to $37.8 million in assets at December 31, 2009. During the quarter ended June 30, 2010, Royal Leasing had net interest income of $610,000, an increase of $207,000 from the comparable period of 2009; provision for lease losses of $562,000 versus $284,000 in the comparable quarter of 2009; non-interest income of $47,000 as compared to $114,000 in the second quarter of 2009; and non-interest expense of $298,000 versus $111,000 for the second quarter of 2009. Royal Leasing recorded a net loss of $214,000 for the three months ended June 30, 2010 compared to net income of $80,000 for the comparable period in 2009. For the first half of 2010, Royal Leasing recorded net income of $128,000 compared to net losses of $182,000 for the comparable period of 2009.
Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At June 30, 2010, the amount due Royal Bank from RBA Leasing was $38.6 million.

FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets at June 30, 2010 were $1.2 billion, a decrease of $109.2 million, or 8.5%, from December 31, 2009. This decrease was attributed to a reduction of $99.9 million in AFS investments due primarily to the sales of investment securities and a $44.3 million decrease in net loans and leases partially offset by an increase of $56.5 million in cash and cash equivalents.
Cash and Cash Equivalents
Total cash and cash equivalents increased $56.5 million to $114.8 million at June 30, 2010 from $58.3 million at December 31, 2009, due to the sales of investment securities to pay off additional maturing brokered CDs and FHLB advances early in the third quarter of 2010.
Investment Securities
Total investment securities declined $99.9 million, or 22.8%, to $338.8 million at June 30, 2010, from the level at December 31, 2009. The decrease was primarily due to the sale of debt securities to reduce the credit risk within the investment portfolio and provide funds for the payoff of maturing brokered CDs and FHLB advances. The sale of these investments was partially offset by the purchase of liquid, cash-flowing mortgage backed securities and U. S. government agency CMOs. FHLB stock was $11.0 million at June 30, 2010 and December 31, 2009.
Effective April 1, 2009, the Company adopted new provisions under ASC Topic 320 specific to OTTI. Under the new guidance which applies to existing and new debt securities, OTTI is considered to have occurred (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI is recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI is separated into two amounts, the credit related loss and the loss related to other factors. The credit related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.
The AFS portfolio had gross unrealized losses of $2.1 million at June 30, 2010, which recovered from gross unrealized losses of $5.6 million at December 31, 2009. During the second quarter and the first six months of 2010, the Company recorded OTTI charges to earnings of $165,000 and $341,000, respectively related to a financial institution’s preferred stock, a private equity investment, a corporate bond and a trust preferred security. For the six months ended June 30, 2010, gross unrealized losses have improved for preferred stock, collateralized mortgage obligations, corporate bonds, and trust preferred securities due to increased fair market values of the investments, sales of investment securities, and modest impairment charges that occurred during the first two quarters of 2010. Management expects full collection of cash flows on the unimpaired investments within the AFS portfolio. The AFS portfolio had a net unrealized gain of $6.6 million at June 30, 2010 compared to a net unrealized loss of $180,000 at December 31, 2010.
Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 15 — Comprehensive Income” to the Consolidated Financial Statements. When a loss is deemed to be other than temporary but the Company does not intend to sell the security and it is not more likely than not that the Company will have to sell the security before recovery of its cost basis, the Company will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.

The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Loans and Leases
Total loans and leases decreased $54.2 million, or 7.9%, from the $689.1 million level (which includes loan and leases held for sale) at December 31, 2009 to $635.0 million at June 30, 2010. The decline was attributed mainly to balances being paid down, one large loan payoff of $8.2 million, charge-offs of $14.5 million, and transfers to OREO of $8.4 million. The Company has become more selective in approving construction loans as well as commercial real estate loans given the existing loan concentration coupled with the current extremely weak housing market and commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans and owner occupied commercial real estate.
The following table represents loan balances by type:

	June 30,	December 31,
(In thousands)	2010	2009
Commercial and industrial	$90,368	$104,063
Construction	50,527	52,196
Land Development	62,264	66,878
Real Estate — residential	34,185	48,498
Real Estate — residential-mezzanine	—	2,480
Real Estate — non-residential	265,236	277,234
Real Estate — multi-family	15,582	22,017
Tax certificates	74,651	73,106
Leases	41,308	39,097
Other	1,481	2,173

Total gross loans and leases	$635,602	$687,742
Deferred fees, net	(642)	(878)

Total loans and leases	$634,960	$686,864

Deposits
Total deposits, which are the primary source of funds, have decreased $89.9 million, or 10.2%, to $791.8 million at June 30, 2010, from December 31, 2009. The decline in deposits was primarily associated with an $80.4 million decrease in certificates of deposit, primarily brokered CDs, which decreased $62.8 million as a result of the redemption of brokered CDs that matured during the first two quarters of 2010. Retail time deposits decreased $17.6 million from year end 2009. Now, money market, and demand deposit accounts also declined by $9.9 million, or 3.6%. The Company has redeemed $62.8 million in brokered CDs in the last six months as required under the regulatory Orders to reduce our reliance on non-core deposits.

The following table represents ending deposit balances by type:

	June 30,	December 31,
(In thousands)	2010	2009
Demand (non-interest bearing)	$62,302	$63,168
NOW	43,305	45,248
Money Markets	161,776	168,893
Savings	15,779	15,336
Time deposits (over $100)	132,328	141,652
Time deposits (under $100)	232,247	240,557
Brokered deposits	144,090	206,901

Total deposits	$791,827	$881,755

Borrowings
Total borrowings, which include short and long-term borrowings, have decreased $18.3 million, or 7.2%, to $235.8 million at June 30, 2010, from $254.2 million at December 31, 2009. This reduction is attributed to the payoff of a $15.0 million FHLB advance during the first quarter of 2010 and the monthly payments on the amortizing borrowings. Management decided not to incur additional borrowings because of the FHLB 105% collateral delivery requirement applicable to Royal Bank, the FHLB’s suspension of its cash dividend and the requirement under the regulatory orders to reduce level of non-core funding.
Obligations Related to Equity Investments in Real Estate
The Company consolidated into its balance sheet $727,000 and $3.7 million of debt at June 30, 2010 and December 31, 2009, respectively, related to a real estate equity investment of which none is guaranteed by the Company. The reduction was due to sales of units during the past quarter.
Shareholders’ Equity
Consolidated shareholders’ equity decreased $309,000, or 0.3%, to $104.0 million at June 30, 2010 from $104.3 million at December 31, 2009. The slight reduction was mainly associated with the net loss of $5.6 million mostly offset by an improvement of $4.6 million in other comprehensive loss at June 30, 2010. On February 20, 2009, the Company received approximately $30.4 million via the issuance of preferred stock under the Troubled Assets Relief Program (“TARP”) Capital Purchase Plan (“CPP”) established by the U.S. Treasury. Refer to the “Capital Adequacy” section for more information on the TARP funds.
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
Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of June 30, 2010, management believes that the Banks meet all capital adequacy requirements to which they are subject.
On July 15, 2009, Royal Bank agreed to enter into a Consent Order with each of the Federal Deposit Insurance Corporation and the Commonwealth of Pennsylvania Department of Banking. As a result of these Orders, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met these requirements at June 30, 2010 and December 31, 2009.
The table below provides a comparison of the Company, Royal Bank, and Royal Asian’s risk-based capital ratios and leverage ratios for June 30, 2010 and December 31, 2009:

	As of June 30, 2010
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$135,713	16.69%	$65,042	8.00%	N/A	N/A
Royal Bank	106,709	14.57%	58,602	8.00%	$73,252	10.00%
Royal Asian	13,152	17.72%	5,936	8.00%	7,420	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$125,395	15.42%	$32,521	4.00%	N/A	N/A
Royal Bank	97,418	13.30%	29,301	4.00%	$43,951	6.00%
Royal Asian	12,202	16.44%	2,968	4.00%	4,452	6.00%

Tier I capital (to average assets, leverage)
Company (consolidated)	$125,395	10.38%	$48,315	4.00%	N/A	N/A
Royal Bank	97,418	8.83%	44,109	4.00%	$55,136	5.00%
Royal Asian	12,202	12.90%	3,783	4.00%	4,729	5.00%

	As of December 31, 2009
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$141,854	15.45%	$73,446	8.00%	N/A	N/A
Royal Bank	111,412	13.37%	66,685	8.00%	$83,357	10.00%
Royal Asian	14,085	16.99%	6,630	8.00%	8,288	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$130,145	14.18%	$36,723	4.00%	N/A	N/A
Royal Bank	100,772	12.09%	33,343	4.00%	$50,014	6.00%
Royal Asian	13,036	15.73%	3,315	4.00%	4,973	6.00%

Tier I Capital (to average assets, leverage)
Company (consolidated)	$130,145	9.78%	$53,255	4.00%	N/A	N/A
Royal Bank	100,772	8.09%	49,810	4.00%	$62,262	5.00%
Royal Asian	13,036	12.52%	4,164	4.00%	5,205	5.00%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2009, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. At June 30, 2010, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At June 30, 2010, Royal Asian met the criteria for a well capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%.
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
LIQUIDITY & INTEREST RATE SENSITIVITY
Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios. The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%. At June 30, 2010, the Company’s liquidity ratios well exceeded the policy minimums. The high liquidity level at June 30, 2010 is due to the anticipated redemption of brokered certificates of deposits and FHLB borrowing maturities of $55.1 million and $52.5 million, respectively, in the last half of 2010.
On August 13, 2009, the Company’s board of directors determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The board of directors also intends to suspend interest payments on its $25.8 million of outstanding trust preferred securities. The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities. However, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of June 30, 2010 the trust preferred interest payment in arrears was $833,000 and has been recorded in interest expense and accrued interest payable. As of June 30, 2010 the Series A Preferred stock dividend in arrears was $1.6 million which is comprised of $1.5 million in dividends and $43,000 in interest which have not been recognized in the consolidated financial statements.
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
The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2010:

	Days		1 to 5	Over 5	Non-rate
(In millions)	0 – 90	91 – 365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$92.0	$—	$—	$—	$22.8	$114.8
Investment securities:
Available for sale	35.2	82.9	156.3	52.4	12.0	338.8
Loans:
Fixed rate	38.4	60.2	222.2	27.2	—	348.0
Variable rate	239.9	45.4	1.7	—	(22.8)	264.2

Total loans	278.3	105.6	223.9	27.2	(22.8)	612.2
Other assets	—	19.4	—	—	98.3	117.7

Total Assets	$405.5	$207.9	$380.2	$79.6	$110.3	$1,183.5

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$62.3	$62.3
Interest bearing deposits	22.2	72.4	126.2	—	—	220.8
Certificate of deposits	157.0	232.5	112.7	6.5	—	508.7

Total deposits	179.2	304.9	238.9	6.5	62.3	791.8
Borrowings (1)	73.8	62.3	85.5	40.0	0.7	262.3
Other liabilities	—	—	—	—	25.4	25.4
Capital	—	—	—	—	104.0	104.0

Total liabilities & capital	$253.0	$367.2	$324.4	$46.5	$192.4	$1,183.5

Net interest rate GAP	$152.5	$(159.3)	$55.8	$33.1	$(82.1)

Cumulative interest rate GAP	$152.5	$(6.8)	$49.0	$82.1

GAP to total assets	13%	-13%

GAP to total equity	147%	-153%

Cumulative GAP to total assets	13%	-1%

Cumulative GAP to total equity	147%	-7%

(1)	The $727,000 in borrowings classified as non-rate sensitive are related to variable interest entities and are not obligations of the Company.
The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At June 30, 2010, floating rate loans with floors and without floors were $125.3 million and $161.7 million, respectively.
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

The board of director’s has increased their participation in the affairs of Royal Bank. A Regulatory Compliance Committee comprised of outside directors and management was created in the third quarter of 2009. The purpose of the Committee is to monitor compliance with the Orders. Royal Bank has recently completed an internal assessment of senior management’s qualifications and has submitted the report to the FDIC and the Department for their review.

2.	Reduction of Classified Assets

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department have approved the classified assets plan. No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs) plus other real estate owned (“OREO”) from $149.6 million at June 30, 2009 to $118.3 million at June 30, 2010.

3.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department have approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank’s delinquent loans (30 to 90 days)

amounted to $36.3 million at June 30, 2009 versus $22.4 million at June 30, 2010. Royal Bank’s non-accrual loans were $80.8 million and $67.2 million at June 30, 2009 and June 30, 2010, respectively.

4.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department have approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration from $289.1 million at June 30, 2009 to $238.4 million at June 30, 2010, which amounted to 223.42% of total capital and 244.73% of Tier 1 capital.

At June 30, 2010, total construction/land loans (“CL loans”) amounted to $106.2 million, or 99.51%, of total capital and 109.0% of Tier 1 capital. CL loans were approximately $21 million less than what was projected under the CRE concentration plan at year end 2009. Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006.

5.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At June 30, 2010, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.57% and 8.83%, respectively.

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

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At June 30, 2010, Royal Bank had $112.5 million in cash on hand and $57.9 million in unpledged agency securities. At June 30, 2010, the liquidity to deposits ratio was 28.2% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 19.9% compared to Royal Bank’s 10% target.

9.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department have approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $82.8 million from $226.9 million at June 30, 2009 to $144.1 million at June 30, 2010. Royal Bank has redeemed an additional $36.4 million in brokered CDs through July 2010. Borrowings declined $48.1 million from $283.9 million at June 30, 2009 to $235.8 million at June 30, 2010.

The borrowing amounts do not include the $727,000 in obligations owned via equity investment which are not guaranteed by Royal Bank or any of its subsidiaries.

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
Federal Reserve Agreement
On March 17, 2010, the Company agreed to enter into a Written Agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s board of directors will, within 45 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.

The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report.
Recent Legislation Affecting the Financial Services Industry
Only July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd Frank Act significantly changes regulation of financial institutions and the financial services industry, including: creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing the responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing trust preferred securities as qualifying as Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing corporate governance changes. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including the Company, at this time. The Company is currently reviewing the provisions of the Dodd-Frank Act and assessing their probable impact on the Company and it operations.

ITEM 3	– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the “Liquidity and Interest Rate Sensitivity” section of the “Management’s Discussion and Analysis of Financial Condition and Results Operations” of this Report is incorporated herein by reference.

ITEM 4	– CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2010.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A.	Risk Factors.
There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Default Upon Senior Securities.
None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None

Item 6.	Exhibits.
     (a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 19, 2010.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 19, 2010.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 19, 2010.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 19, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: August 19, 2010	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial and Accounting Officer