Form 10-Q
period 2010-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2010-11-12
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: September 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2010
$2.00 par value	10,863,269

Class B Common Stock	Outstanding at October 31, 2010
$0.10 par value	2,081,218

PART I — FINANCIAL STATEMENTS
Item 1. Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Cash and due from banks	$21,545	$25,289
Interest bearing deposits	53,089	33,009

Total cash and cash equivalents	74,634	58,298

Investment securities available-for-sale (“AFS”) at fair value	321,699	438,719
Federal Home Loan Bank (“FHLB”) stock, at cost	10,952	10,952

Total investment securities and FHLB stock	332,651	449,671

Loans and leases held for sale	—	2,254

Loans and leases	556,236	686,864
Less allowance for loan and lease losses	21,689	30,331

Net loans and leases	534,547	656,533

Royal Asian Bank assets held for sale (Note 2)	79,188	—

Bank owned life insurance	8,545	8,263
Real estate owned via equity investment	8,369	12,492
Accrued interest receivable	16,775	14,942
Other real estate owned (“OREO”), net	27,525	30,317
Premises and equipment, net	5,878	6,306
Investment in real estate joint ventures	—	2,520
Other assets	29,577	51,130

Total assets	$1,117,689	$1,292,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$55,665	$63,168
Interest bearing	621,030	818,587

Total deposits	676,695	881,755

Royal Asian Bank liabilities held for sale (Note 2)	67,137	—

Short-term borrowings	79,500	114,500
Long-term borrowings	134,652	139,675
Subordinated debentures	25,774	25,774
Obligations related to real estate owned via equity investment	—	3,652
Accrued interest payable	6,354	6,150
Other liabilities	25,888	16,906

Total liabilities	1,016,000	1,188,412

Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at September 30, 2010 and December 31, 2009	28,280	27,945
Common stock
Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,361,757 and 11,352,482 at September 30, 2010 and December 31, 2009, respectively	22,724	22,705
Class B, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,081,218 and 2,089,284 at September 30, 2010 and December 31, 2009, respectively	208	209
Additional paid in capital	126,146	126,117
Accumulated deficit	(75,956)	(67,197)
Accumulated other comprehensive income (loss)	3,746	(1,652)
Treasury stock — at cost, shares of Class A, 498,488 at September 30, 2010 and December 31, 2009	(6,971)	(6,971)

Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	98,177	101,156

Noncontrolling interest	3,512	3,158

Total equity	101,689	104,314

Total liabilities and shareholders’ equity	$1,117,689	$1,292,726

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations — (unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Interest income
Loans and leases, including fees	$10,471	$11,970	$32,921	$34,519
Investment securities available-for-sale:
Taxable interest	3,203	4,786	11,476	15,056
Tax exempt interest	—	—	—	19
Deposits in banks	45	43	118	129

Total Interest Income	13,719	16,799	44,515	49,723

Interest expense
Deposits	3,940	6,517	13,419	19,401
Short-term borrowings	900	44	3,236	128
Long-term borrowings	1,317	2,940	3,924	8,835
Obligations related to real estate owned via equity investments	—	69	22	172

Total Interest Expense	6,157	9,570	20,601	28,536

Net Interest Income	7,562	7,229	23,914	21,187

Provision for loan and lease losses	2,194	3,716	8,387	13,469

Net Interest Income after Provision for Loan and Lease Losses	5,368	3,513	15,527	7,718

Other income (loss)
Service charges and fees	359	343	935	1,048
Income from bank owned life insurance	95	310	283	1,003
Income related to real estate owned via equity investments	280	600	1,060	1,467
Gains on sales of loans and leases	9	170	637	447
Net gains on sales of other real estate owned	404	300	735	337
Net gains on the sale of AFS investment securities	638	1,334	1,219	1,046
Other income	176	140	456	204

Other income, excluding other-than-temporary impairment losses	1,961	3,197	5,325	5,552

Total other-than-temporary impairment losses on investment securities	(138)	(738)	(479)	(17,644)
Portion of loss recognized in other comprehensive loss	—	246	—	7,809

Net impairment losses recognized in earnings	(138)	(492)	(479)	(9,835)

Total Other Income (Loss)	1,823	2,705	4,846	(4,283)

Other expenses
Employee salaries and benefits	2,930	3,079	8,684	9,258
OREO impairment	2,061	1,231	3,823	1,781
Professional and legal fees	940	1,012	2,873	3,004
Occupancy and equipment	765	834	2,352	2,563
FDIC and state assessments	732	1,608	2,361	2,673
Expenses related to real estate owned via equity investments	117	216	382	600
Pennsylvania shares tax	326	293	1,065	932
Directors’ fees	92	153	271	498
Stock option expense	50	84	29	142
OREO and loan collection expenses	49	658	1,407	1,590
Impairment of real estate joint ventures	—	—	1,552	—
Impairment related to real estate owned via equity investments	1,700	—	1,700	—
Other operating expenses	571	661	1,926	2,332

Total Other Expenses	10,333	9,829	28,425	25,373

Loss Before Taxes	(3,142)	(3,611)	(8,052)	(21,938)
Income tax expense	—	474	—	474

Net Loss	$(3,142)	$(4,085)	$(8,052)	$(22,412)

Less net (loss) income attributable to noncontrolling interest	$(347)	$281	$354	$761
Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(2,795)	$(4,366)	$(8,406)	$(23,173)
Less Preferred stock Series A accumulated dividend and accretion	$494	$486	$1,475	$1,185
Net loss available to common shareholders	$(3,289)	$(4,852)	$(9,881)	$(24,358)
Per common share data
Net loss — basic and diluted	$(0.25)	$(0.37)	$(0.75)	$(1.84)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
Nine months ended September 30, 2010
(unaudited)

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity

Balance January 1, 2010	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314
Comprehensive loss
Net (loss) income							(8,406)			354	(8,052)
Other comprehensive income, net of reclassifications and taxes								5,398		—	5,398

Total comprehensive loss											$(2,654)

Common stock conversion from Class B to Class A		10	19	(8)	(1)		(18)				—
Accretion of discount on preferred stock	335						(335)				—
Stock option expense						29					29

Balance September 30, 2010	$28,280	11,362	$22,724	2,081	$208	$126,146	$(75,956)	$3,746	$(6,971)	$3,512	$101,689

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Nine months ended September 30, 2009
(unaudited)

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity

Balance January 1, 2009	$—	11,345	$22,690	2,096	$210	$123,425	$(33,561)	$(26,106)	$(6,971)	$1,898	$81,585
Comprehensive loss
Net (loss) income							(23,173)			761	(22,412)
Transfer of noncontrolling interest related to RBA Capital										(142)	(142)
Other comprehensive income, net of reclassification and taxes								24,151			24,151

Total comprehensive income											$1,597

Issuance of Series A perpetual preferred stock (30,407 shares) and warrants to purchase common stock (1,140,307 shares)	27,582					2,825					30,407
Accretion of discount on preferred stock	256						(256)				—
Dividends paid on preferred stock						(359)					(359)
Common stock conversion from Class B to Class A		1	1	(1)			(1)				—
Stock option expense						142					142

Balance September 30, 2009	$27,838	11,346	$22,691	2,095	$210	$126,033	$(56,991)	$(1,955)	$(6,971)	$2,517	$113,372

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Nine months ended September 30,

(In thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(8,406)	$(23,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	515	644
Stock compensation expense	29	142
Provision for loan and lease losses	8,387	13,469
Impairment charge for other real estate owned	3,823	1,781
Impairment of real estate joint venture	1,552	—
Impairment charge for real estate owned via equity investment	1,700	—
Net amortization of discounts and premiums on loans and investment securities	1,773	128
Net gains on sales of other real estate	(735)	(337)
Proceeds from sales of loans and leases	4,145	5,342
Gains on sales of loans and leases	(637)	(447)
Net gains on sales of investment securities	(1,219)	(1,046)
Income from equity investments	(160)	(150)
Gain from sale of premises of real estate owned via equity investment	(542)	(803)
Income from bank owned life insurance	(283)	(1,003)
Impairment of available-for-sale investment securities	479	9,835
Changes in assets and liabilities:
Increase in accrued interest receivable	(2,149)	(1,326)
Decrease (increase) in other assets	21,680	(20,435)
Increase in accrued interest payable	940	5,951
Increase in other liabilities	9,319	9,820

Net cash provided by (used in) operating activities	40,211	(1,608)

Cash flows from investing activities:
Proceeds from call/maturities of available-for-sale (“AFS”) investment securities	79,036	112,939
Proceeds from sales of AFS investment securities	159,722	130,362
Purchase of AFS investment securities	(129,771)	(320,072)
Net decrease (increase) in loans	38,249	(47,847)
Purchase of premises and equipment	(176)	(223)
Net proceeds from sale of premises of real estate owned via equity investments	5,106	4,100
Distribution from investments in real estate	160	150
Net decrease in real estate owned via equity investments	(6,264)	(3,297)
Proceeds from sales of foreclosed real estate	12,815	3,987
Proceeds from surrender of life insurance	—	10,471

Net cash provided by (used in) investing activities	158,877	(109,430)

Cash flows from financing activities:
(Decrease) increase in non-interest bearing and interest bearing demand deposits and savings accounts	(7,365)	30,860
(Decrease) increase in certificates of deposit	(130,902)	117,109
Repayments in short-term borrowings	(35,000)	—
Repayments of long-term borrowings	(5,023)	(4,858)
Repayment of mortgage debt of real estate owned via equity investments	(3,652)	(2,389)
Proceeds from issuance of preferred stock	—	30,407
Cash dividends	—	(359)

Net cash (used in) provided by financing activities	(181,942)	170,770

Net increase in cash and cash equivalents	17,146	59,732

Cash and cash equivalents at the beginning of the period	58,298	14,259

Cash and cash equivalents at the end of the period	$75,444	$73,991

(1) Included in cash and cash equivalents at the end of the period is $810,000 related to Royal Asian Bank (Note 2)
Supplemental Disclosure
Interest paid	$19,661	$22,585

Transfers to other real estate owned	$13,036	$20,696

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with US GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
US GAAP RAP Difference
In connection with a recent bank regulatory examination, the FDIC notified Royal Bank that, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), the FDIC’s position is that revenue from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with US GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010 in accordance with US GAAP. However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes would affect Royal Bank’s and the Company’s capital ratios as disclosed in “Note 3 — Regulatory Orders” and “Note 12 — Regulatory Capital Requirements” to the Consolidated Financial Statements. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009- 16 “Accounting for Transfers of Financial Assets” (“ASU 2009-16”) which updates ASC Topic 860 “Transfers and Servicing”. The purpose of ASU 2009-16 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 became effective on January 1, 2010. Earlier application was prohibited. ASU 2009-16 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The adoption of ASU 2009-16 did not have a significant impact on the Company’s consolidated financial statements.
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
In February 2010, the FASB issued ASU No. 2010 -08, “Technical Corrections to Various Topics” (“ASU 2010-08”). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010 -08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-08 did not have a significant impact on the Company’s consolidated financial statements.
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
In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), which amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. ASU 2010- 11 is effective for interim periods beginning after June 15, 2010. The adoption of ASU 2010-11 did not have an impact on the Company’s consolidated financial statements.

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
Note 2. Disposal of Long-Lived Assets
On August 26, 2010, the Company announced that it had entered into a stock purchase agreement (the “Agreement”) with Edward E. Shin, President of Royal Asian, on behalf of himself and a group of individual Korean-American investors (the “Buyer”) to purchase all of the outstanding common stock of Royal Asian owned by the Company. Under the terms of the Agreement, the Buyer will purchase all of the common stock of Royal Asian owned by the Company for a purchase price equal to the total shareholders’ equity of Royal Asian, determined in accordance with US GAAP as of the end of the calendar month immediately preceding the month in which the closing date occurs.
Closing of the transaction contemplated by the Agreement is subject to a number of conditions specified in the Agreement, including receipt of all required regulatory approvals. Either the Company or the Buyer may terminate the Agreement if the closing has not occurred by December 30, 2010. In addition, either party may terminate the Agreement at any time if any governmental entity that must grant a required regulatory approval has denied approval of the transactions, requested that an application be withdrawn, or notified either party that it will not grant (or intends to rescind or revoke if previously approved), a required regulatory approval, or imposed a condition in connection with approval of the transactions, which, in the good faith judgment of the Company or Buyer, will materially impair the ability of Buyer to complete the transaction. Either party may also terminate the Agreement by mutual consent and in the event of certain breaches of representations, warranties or obligations of the other party.
The Buyer has deposited $3.8 million as a down payment of the purchase price (the “Down Payment”) under the Agreement, which amount will be credited toward the purchase price at closing. In consideration of the Company’s willingness to extend the time for completion of the transactions contemplated by the Agreement in order to permit Buyer to complete financing of such transactions and to obtain any required regulatory approvals, the Company and Buyer have agreed that, in the event that the Agreement is terminated for any reason (including as a result of failure to close the transactions contemplated by the Agreement by December 30, 2010) other than a termination resulting from a breach by the Company of any material representation, warranty or obligation of the Company under the Agreement, the Company will be entitled to retain the entire amount of the Down Payment as a termination fee.
In the event that the closing of the transactions contemplated by the Agreement does not take place by December 30, 2010, the Company intends to merge Royal Asian with and into Royal Bank, with Royal Bank surviving. In connection therewith, during the third quarter of 2010, the Company filed an application with the Federal Deposit Insurance Corporation (the “FDIC”) and the Commonwealth of Pennsylvania Department of Banking (the “Department”) for approval of the merger. The Department approved the merger in the third quarter of 2010 and the FDIC approved the merger early in the fourth quarter.

Note 3. Regulatory Orders
FDIC Orders
On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the FDIC and the Department . The material terms of the Orders are identical and require Royal Bank to: (i) have and retain qualified management, and notify the FDIC and the Department of any changes in Royal Bank’s board of directors or senior management; (ii) increase participation of Royal Bank’s board of directors in Royal Bank’s affairs by having the board assume full responsibility for approving Royal Bank’s policies and objectives and for supervising Royal Bank’s management; (iii) eliminate all assets classified as “Loss” and formulate a written plan to reduce assets classified as “Doubtful” and “Substandard” at its regulatory examination; (iv) develop a written plan to reduce delinquent loans, and restrict additional advances to borrowers with existing credits classified as “Loss,” “Doubtful” or “Substandard”; (v) develop a written plan to reduce Royal Bank’s commercial real estate loan concentration; (vi) maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) equal to or greater than 12%; (vii) formulate and implement written profit plans and comprehensive budgets for each year during which the Orders are in effect; (viii) formulate and implement a strategic plan covering at least three years, to be reviewed quarterly and revised annually; (ix) revise the liquidity and funds management policy and update and review the policy annually; (x) refrain from increasing the amount of brokered deposits held by Royal Bank and develop a plan to reduce the reliance on non -core deposits and wholesale funding sources; (xi) refrain from paying cash dividends without prior approval of the FDIC and the Department; (xii) refrain from making payments to or entering contracts with Royal Bank’s Holding Company or other Royal Bank affiliates without prior approval of the FDIC and the Department; (xiii) submit to the FDIC for review and approval an executive compensation plan that incorporates qualitative as well as profitability performance standards for Royal Bank’s executive officers; (xiv) establish a compliance committee of the board of directors of Royal Bank with the responsibility to ensure Royal Bank’s compliance with the Orders; and (xv) prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders. The Orders will remain in effect until modified or terminated by the FDIC and the Department.
The Orders do not restrict Royal Bank from transacting its normal banking business. Royal Bank continues to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Orders.
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

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department have approved the classified assets plan. No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans

(outstanding loan balance less charge-offs) plus other real estate owned (“OREO”) from $149.6 million at June 30, 2009 to $127.3 million at September 30, 2010.

3.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department have approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $24.9 million at September 30, 2010. Royal Bank’s non-accrual loans were $80.8 million and $75.5 million at June 30, 2009 and September 30, 2010, respectively.

4.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department have approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration from $289.1 million at June 30, 2009 to $233.9 million at September 30, 2010, which amounted to 215.5% of total capital and 234.9% of Tier 1 capital.

At September 30, 2010, total construction/land loans (“CL loans”) amounted to $104.0 million, or 95.9%, of total capital and 104.5% of Tier 1 capital. CL loans were approximately $24 million less than what was projected under the CRE concentration plan at year end 2009. Based upon capital levels calculated under US GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under RAP (see discussions in “Note 1 — Summary of Significant Accounting Policies” and “Note 12 — Regulatory Capital Requirements”), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 245.0%, 269.9%, 109.0% and 120.0%. Under RAP, Royal Bank would have a concentration in CL loans as defined in the Guidance.

5.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At September 30, 2010, based on capital levels calculated under US GAAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 15.42% and 9.45%, respectively. At September 30, 2010, based on the capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 13.82% and 8.33%, respectively. Please see discussions in “Note 1 — Summary of Significant Accounting Policies” and “Note 12 - Regulatory Capital Requirements” to the Consolidated Financial Statements.

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

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At October 1, 2010, Royal Bank had $77.9 million in cash on hand and $73.8 million in unpledged agency securities. At October 1, 2010, the liquidity to deposits ratio was 26.9% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 19.3% compared to Royal Bank’s 10% target.

9.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department have approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $128.0 million from $226.9 million at June 30, 2009 to $98.9 million at September 30, 2010. Borrowings declined $69.7 million from $283.9 million at June 30, 2009 to $214.2 million at September 30, 2010.

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
Federal Reserve Agreement
On March 17, 2010, the Company agreed to enter into a Written Agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non -bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s board of directors will, within 45 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report.
Note 4. Investment Securities
The carrying value and fair value of investment securities as of September 30, 2010 and December 31, 2009 are as follows:
As of September 30, 2010

		Included in Accumulated Other
		Comprehensive Income (AOCI)
			Gross unrealized losses
				Non-credit
		Gross		related
	Amortized	unrealized	Non-OTTI	OTTI in
(In thousands)	cost	gains	in AOCI	AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$9,465	$402	$—	$—	$9,867
U.S. government agencies	23,992	14	(40)	—	23,966
Common stocks	381	130	(20)	—	491
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	249,296	4,934	(79)	—	254,151
Non-agency	13,596	134	(2)	(323)	13,405
Corporate bonds	200	—	—	—	200
Trust preferred securities	23,448	2,424	(151)	—	25,721
Other securities	8,129	268	—	—	8,397

Total available for sale before Royal Asian investment securities held for sale	$328,507	$8,306	$(292)	$(323)	$336,198

Royal Asian investment securities held for sale	(14,178)	(321)	—	—	(14,499)
Total available for sale	$314,329	$7,985	$(292)	$(323)	$321,699

As of December 31, 2009

		Included in Accumulated Other
		Comprehensive Loss (AOCL)
			Gross Unrealized Losses
				Non-credit
		Gross		related
	Amortized	unrealized	Non-OTTI	OTTI in
(In thousands)	cost	gains	in AOCL	AOCL	Fair value

Investment securities available-for-sale	$21,393	$234	$(26)	$—	$21,601
Mortgage-backed securities-residential
U.S. government agencies	1,150	3	(2)	—	1,151
Preferred stocks	2,500	—	(270)	—	2,230
Common stocks	381	71	(8)	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	316,911	2,871	(1,281)	—	318,501
Non-agency	23,010	145	(875)	(1,082)	21,198
Collateralized debt obligations	24,825	—	—	—	24,825
Corporate bonds	7,911	9	(423)	(630)	6,867
Trust preferred securities	32,926	2,064	(177)	(678)	34,135
Other securities	7,892	8	(133)	—	7,767

Total available for sale	$438,899	$5,405	$(3,195)	$(2,390)	$438,719

The amortized cost and fair value of investment securities as of September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2010
(In thousands)	Amortized cost	Fair value

Within 1 year	$—	$—
After 1 but within 5 years	4,200	4,210
After 5 but within 10 years	7,996	7,992
After 10 years	35,444	37,685
Mortgage-backed securities-residential	9,465	9,867
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	249,296	254,151
Non-agency	13,596	13,405

Total available for sale debt securities	319,997	327,310

No contractual maturity	8,510	8,888

Total available for sale before Royal Asian investment securities held for sale	$328,507	$336,198

Royal Asian investment securities held for sale	(14,178)	(14,499)

Total available for sale securities	$314,329	$321,699

The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2010	2009	2010	2009

Gross realized gains	$787	$2,516	$1,637	$3,049
Gross realized losses	(149)	(1,182)	(418)	(2,003)

Net realized gains	$638	$1,334	$1,219	$1,046

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost. All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”). The non-agency collateralized mortgage obligations that are rated below AA are evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments -Other”. In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.
Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security. If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit- related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.
The following table summarizes OTTI losses on securities recognized in earnings in the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2010	2009	2010	2009
Preferred stocks	$—	$—	$165	$1,117
Common stocks	—	—	—	4,334
Collateralized mortgage obligations:
Non-agency	—	—	—	459
Corporate bonds	—	—	58	1,353
Trust preferred securities	138	77	193	1,942
Other securities	—	415	63	630

Total OTTI charges	$138	$492	$479	$9,835

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at September 30, 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

Nine months ended
(In thousands)	September 30, 2010

Balance at January 1, 2010	$1,896
Reductions for securities sold during the period (realized)	(573)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	(113)

Balance at September 30, 2010	$1,210

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

September 30, 2010	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Investment securities available for sale
U.S. government agencies	$11,956	$(40)	$—	$—	$11,956	$(40)
Common stocks	127	(19)	5	(1)	132	(20)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	17,931	(79)	—	—	17,931	(79)
Non-agency	2,451	(110)	5,346	(215)	7,797	(325)
Trust preferred securities	—	—	6,924	(151)	6,924	(151)

Total available for sale	$32,465	$(248)	$12,275	$(367)	$44,740	$(615)

December 31, 2009	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Investment securities available for sale
Mortgage-backed securities-residential	$11,922	$(26)	$—	$—	$11,922	$(26)
U.S. government agencies	398	(2)	—	—	398	(2)
Preferred stocks	—	—	2,230	(270)	2,230	(270)
Common stocks	41	(8)	—	—	41	(8)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	111,661	(1,281)	—	—	111,661	(1,281)
Non-agency	—	—	12,487	(1,957)	12,487	(1,957)
Corporate bonds	—	—	5,602	(1,053)	5,602	(1,053)
Trust preferred securities	—	—	12,630	(855)	12,630	(855)
Other securities	—	—	1,158	(133)	1,158	(133)

Total available for sale	$124,022	$(1,317)	$34,107	$(4,268)	$158,129	$(5,585)

The AFS portfolio had gross unrealized losses of $615,000 at September 30, 2010, which recovered from gross unrealized losses of $5.6 million at December 31, 2009. The improvement in gross unrealized losses is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio slightly offset by $479,000 in impairment charges, including $192,000 on two trust preferred securities, $165,000 on a preferred stock and $58,000 on one bond that the Company decided to sell before recovery of its cost basis. In determining the Company’s intent not to sell and that it is more likely than not that the Company will not be required to sell the investments before recovery of its amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.
Preferred stock: During the second quarter of 2010 the Company decided to sell its one preferred stock holding of a financial institution and recorded an impairment charge of $165,000. Management evaluated analysts’ near term earnings estimates and recent stock price recovery in relation to the severity and duration of the unrealized loss. While the stock was rated below investment grade, and the stock price had seen a significant price recovery since the second quarter of 2009, the price began to decline again during the second quarter. The Company decided to sell the stock to minimize the loss. The sale was completed during the third quarter of 2010.
In the first quarter of 2009, the Company recorded an OTTI charge of $1.1 million on one preferred stock which was subsequently sold during the third quarter of 2009.
Common stocks: As of September 30, 2010, the Company held common stocks of three financial institutions with a total fair value of $132,000 and an unrealized loss of $20,000, or 12.9% of its aggregate cost. The Company recorded an OTTI charge to earnings of $225,000 related to two of these common stocks during the second quarter of 2009. Because the Company does not intend to sell this stock before recovery of its cost basis and will not more likely than not be required to sell this stock before recovery of its cost basis, it does not consider the unrealized loss to be other-than-temporary at September 30, 2010.
For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.
U.S. government-sponsored agencies (“US Agencies”): As of September 30, 2010, the Company had three US Agencies with a fair value of $12.0 million and gross unrealized losses of $40,000, or 0.3%, of their aggregate cost. All of these US Agencies have been in an unrealized loss position for less than one month. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2010.
U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”): As of September 30, 2010, the Company had five Agency CMOs with a fair value of $17.9 million and gross unrealized losses of $79,000, or 0.4% of their aggregate cost. All of these Agency CMOs have been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2010.
Non-agency collateralized mortgage obligations (“Non-agency CMOs”): As of September 30, 2010, the Company had four Non-agency CMOs with a fair value of $7.8 million and gross unrealized losses of $325,000, or 4.0% of their aggregate cost. One of the Non-agency CMO bonds was in an unrealized loss position for more than twelve months;

accounted for $214,000 or 66.1% of the gross unrealized loss; and is rated below investment grade. During the second quarter of 2009, the Company concluded that this bond and another bond were other-than-temporarily impaired and recognized in earnings the credit-related loss of $459,000. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bonds by considering numerous factors including credit default rates, Veteran’s Administration support, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. The second other-than-temporarily impaired bond is rated A.
Management utilized discounted cash flow analysis as required under ASC Topic 320 and ASC Topic 325 to determine there was no additional credit-related loss on the two bonds that were previously deemed other-than-temporarily impaired. Management expects to fully collect the amortized cost basis of all four bonds. The Company does not intend to sell the non-agency CMOs and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Therefore, the Company does not consider the other two bonds to be other-than—temporarily impaired as of September 30, 2010. The total gross unrealized loss of $325,000 recognized in comprehensive income is comprised of the $323,000 in noncredit-related losses on the two bonds deemed other-than-temporarily impaired and $2,000 in unrealized losses on the two bonds not considered other-than-temporarily impaired.
Corporate bonds: As of September 30, 2010, the Company has two corporate bonds totaling $200,000. During the third quarter of 2010, the Company sold seven corporate bonds for a net gain of $7,000. During the second quarter of 2010, the Company sold a corporate bond and recorded a loss of $125,000. During the first quarter of 2010, the Company decided to sell this corporate bond mainly due to the downgrade of the credit rating of the bond’s issuer, which is a finance company. An impairment charge of $58,000 was recorded in the first quarter of 2010. The unrealized loss on this bond at December 31, 2009 was $423,000.
During the first quarter of 2010, the Company sold a corporate bond that was deemed other-than-temporarily impaired during the second quarter of 2009. The Company recorded an $87,000 loss when the bond was sold. The Company sold the bond because the credit rating of the bond issuer had been downgraded and the price had improved. The unrealized loss on this bond at December 31, 2009 was $630,000.
Trust preferred securities: As of September 30, 2010, the Company had eight trust preferred securities issued by six individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry. The valuations of trust preferred securities were based upon the fair market values of active trades for one of the securities and ASC Topic 320 using cash flow analysis for the remaining seven securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. As of September 30, 2010, the Company had one trust preferred security with a fair value of $6.9 million and gross unrealized losses of $151,000, or 2.1% of its aggregate cost. This trust preferred security has been in an unrealized loss position for longer than twelve months and is not rated.
The unrealized loss in the trust preferred security reflects the credit concerns related to the financial institution that issued this long term financial obligation. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in a lower value. Management applied a discounted cash flow analysis based upon the liquidity risk premiums and the recent corporate spreads for similar securities to arrive at the credit risk component of the unrealized loss as required by ASC Topic 320. As a result, there was no credit- related loss on the bond. The total gross unrealized loss of $151,000 recognized in comprehensive income is the noncredit-related loss on the security.
During the third quarter of 2010, the Company decided to sell an OTTI security and recorded an additional impairment charge of $138,000. The Company had previously recorded a credit-related impairment charge of $1.6 million in 2009 on this security. During the second quarter of 2010, the Company completed the sale of another trust preferred security that was deemed other-than- temporarily impaired during the second quarter of 2009 and recorded a loss of $8,000. The Company decided to sell the security during the first quarter of 2010 and recorded an impairment charge of $55,000. During the first quarter of 2010 the Company completed the sale of two trust preferred securities deemed other-than-temporarily impaired at June 30, 2009 and recorded total gains of $124,000.
Other securities: As of September 30, 2010, the Company had eight investments in real estate and SBA funds. As of September 30, 2010, one of the private equity real estate funds has a fair value of $479,000. During the first quarter of 2010, after reviewing the fund’s recent financials, asset values, and its near-term projections, management concluded that the fund was other-than-temporarily impaired and recorded an impairment charge of $63,000. There was no additional impairment during the second and third quarters of 2010.
The Company has two investments in private equity global commercial real estate investment funds with a total fair value of $960,000 at September 30, 2010. These funds were deemed other-than-temporarily impaired during 2009. There was no additional impairment in 2010.
The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Note 5. Loans and Leases

	September 30,	December 31,
(In thousands)	2010	2009

Commercial and industrial	$88,567	$104,063
Construction	49,814	52,196
Land Development	60,097	66,878
Real Estate — residential	33,537	48,498
Real Estate — residential-mezzanine	—	2,480
Real Estate — non-residential	259,189	277,234
Real Estate — multi-family	15,544	22,017
Tax certificates	71,592	73,106
Leases	40,658	39,097
Other	1,422	2,173

Total gross loans	$620,420	$687,742
Deferred fees, net	(643)	(878)

Total loans and leases before Royal Asian loans held for sale	$619,777	$686,864

Royal Asian loans held for sale	(63,541)	—

Total loans and leases	$556,236	$686,864

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at September 30, 2010. A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.
The Company classifies its leases as capital leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The Company’s policy for income recognition on restructured loans is to recognize income on currently performing restructured loans under the accrual method. As of September 30, 2010, the Company did not have any restructured loans.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.
The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(In thousands)	2010	2009

Impaired loans with a valuation allowance	$22,976	$46,670
Impaired loans without a valuation allowance	60,034	27,009

Total impaired loans before Royal Asian impaired loans held for sale	$83,010	$73,679

Royal Asian impaired loans held for sale(1)	(7,475)	—

Total impaired loans	$75,535	$73,679

Valuation allowance related to impaired loans	$3,513	$10,958

Allowance related to Royal Asian impaired loans held for sale	(1,248)	—

Total valuation allowance related to impaired loans	$2,265	$10,958

(1)	The $7.5 million related to the “Royal Asian impaired loans held for sale” is comprised of $3.1 million in impaired loans with a valuation allowance and $4.4 million in impaired loans without a valuation allowance as of September 30, 2010.
Non-accrual and impaired loans were $83.0 million at September 30, 2010, compared to $73.7 million at December 31, 2009, an increase of $9.3 million. The $9.3 million increase was primarily the result of $48.0 million in additions offset by $15.0 million in charge-offs, a $12.7 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual and $11.0 million transferred to OREO. If interest had been accrued, such income would have been approximately $1.7 million and $4.8 million for the three and nine months ended September 30, 2010, respectively. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter. The $60.0 million in impaired loans without a valuation allowance reflects total charge-offs of $14.1 million recorded in prior quarters. The $7.4 million decline in the valuation allowance was related to $10.2 million in loan charge-offs of specific reserves offset by $2.8 million in valuation allowances on five new and six previous non-accrual relationships.
Total cash collected on impaired loans during the nine months ended September 30, 2010 and September 30, 2009 was $14.5 million and $15.6 million respectively, of which $14.2 million and $15.3 million was credited to the principal balance outstanding on such loans, respectively.

Note 6. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Balance at beginning period	$22,763	$28,374	$30,331	$28,908

Charge-offs by loan type
Commercial and industrial	—	(10)	(4,183)	(254)
Construction and land development	(60)	(380)	(5,719)	(4,747)
Construction and land development — mezzanine	—	—	—	(298)
Real Estate — residential	—	(3,323)	—	(3,476)
Real Estate — residential — mezzanine	—	—	(2,480)	—
Real Estate — non-residential	(473)	(3,286)	(1,629)	(7,121)
Real estate — non-residential real estate — mezzanine	—	—	—	(1,132)
Real Estate — multifamily	—	—	(457)	—
Leases	(310)	(157)	(839)	(452)
Tax certificates	—	—	(10)	—

Total charge-offs	(843)	(7,156)	(15,317)	(17,480)

Recoveries by loan type
Commercial and industrial	5	12	73	15
Construction and land development	4	—	109	—
Real Estate — residential	69	155	313	189
Real Estate — non-residential	36	—	244	—
Real Estate — multifamily	17	—	17	—
Leases	—	—	51	—
Other	—	—	37	—

Total recoveries	131	167	844	204

Net charge offs	(712)	(6,989)	(14,473)	(17,276)

Provision for loan and lease losses	2,194	3,716	8,387	13,469

Balance at the end of period before Royal Asian allowance for loan and lease losses	$24,245	$25,101	$24,245	$25,101

Royal Asian allowance for loan and lease losses	(2,556)	(1,753)	(2,556)	(1,753)

Balance at the end of period	$21,689	$23,348	$21,689	$23,348

Loan and lease charge-offs were $3.7 million, $10.8 million and $843,000 during the first, second, and third quarters of 2010, respectively. These charge-offs were primarily attributed to construction and land development, commercial, and residential real estate mezzanine loans. Of the $15.3 million in charge-offs for the nine months ended September 30, 2010, $8.8 million were related to specific reserves.
Note 7. Other Real Estate Owned
OREO declined $2.8 million from $30.3 million at December 31, 2009 to $27.5 million at September 30, 2010. Set forth below is a table which details the changes in OREO from December 31, 2009 to September 30, 2010.

		2010
(In thousands)	First Quarter	Second Quarter	Third Quarter

Beginning balance	$30,317	$25,781	$30,795
Capital improvements	—	697	545
Net proceeds from sales	(4,391)	(3,403)	(5,021)
Net gain on sales	157	174	404
Assets acquired on non-accrual loans	—	8,421	2,873
Other	500	85	(10)
Impairment charge	(802)	(960)	(2,061)

Ending balance	$25,781	$30,795	$27,525

During the third quarter of 2010, the Company had two significant collateral acquisitions related to two different lending relationships. The first foreclosure was on two commercial building lots which were collateral for a $1.6 million construction loan in Maryland. The Company transferred $1.5 million to OREO after recording a charge-off of $54,000 on the collateral through the allowance for loan and lease losses. The second foreclosure was on a three-story commercial building in Florida. The Company is entitled to 95% of the collateral and transferred $911,000 to OREO after recording a $42,000 charge-off through the allowance for loan and lease losses. During the third quarter the Company sold collateral associated with two notable projects. The first sale is related to a condominium project in Wildwood, New Jersey described below. The Company sold 25 units and received net proceeds of $3.0 million while recording a gain of $338,000 as a result of the sale of these units. The second sale was related to collateral acquired in the fourth quarter of 2009. The Company received proceeds of $1.4 million and recorded a gain of $59,000. During the third quarter of 2010, the Company recorded impairment charges of $2.1 million related to three separate projects and tax liens. The Company recorded an impairment charge of $1.1 million on nine residential lots in Brigantine, New Jersey which were foreclosed on during the fourth quarter of 2009. In addition to the sales mentioned above the Company sold four properties acquired through the tax lien portfolio. The Company received proceeds of $240,000 and recorded gains of $45,000.
During the second quarter of 2010, the Company received a deed in lieu of foreclosure for a rental community consisting of 182 dwelling units which was collateral for a $16.4 million participation loan. The Company is entitled to 52% of the collateral and transferred $7.9 million to OREO after recording a $456,000 charge-off for which $361,000 had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. Also during the second quarter, the Company sold collateral associated with four different projects. The first sale is related to a condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. The Company sold three units during the second quarter of 2010 and now has five remaining units to be sold of the original 51 units. The Company received net proceeds of $339,000 and recorded a loss of $46,000 as a result of the sale of these units. The second sale is related to a condominium project in Wildwood, New Jersey that the Company foreclosed on during the fourth quarter of 2009. During the second quarter of 2010, the Company completed the renovations to the project and held an auction of 28 units. At June 30, 2010, the Company had settled on ten of the condominium units and received net proceeds of $1.5 million which equaled the carrying cost including improvements. The third sale is related to a commercial building that was the collateral for a loan transferred to OREO during the second quarter of 2009. The Company received net proceeds of $970,000 and recorded a gain of $25,000 as a result of the sale of this commercial property. The last sale was related to 3 homes and 14 residential lots located in North Carolina and South Carolina that the Company foreclosed on during the second quarter of 2010. Collectively the collateral was valued at $456,000 when transferred to OREO. During the second quarter the Company sold one home and one lot. The Company received net proceeds of $130,000 and recorded a gain of $6,000 as a result of the home and lot sale. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio. The Company received proceeds of $427,000 and recorded gains of $189,000.
During the second quarter of 2010, the Company recorded impairment charges of $960,000 which were primarily related to an apartment building in Luzerne County, Pennsylvania foreclosed on in the second quarter of 2009 and the tax lien portfolio. After performing an impairment analysis using an updated appraisal on the apartment building, the Company recorded an $862,000 impairment charge which was caused by a drop in the appraised value of the property and the need for repairs in order to obtain certificates of occupancy on a number of rental units. The Company recorded impairment charges of $85,000 related to three properties acquired through the tax lien portfolio.
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
Note 8. Deposits
The Company’s deposit composition as of September 30, 2010 and December 31, 2009 is presented below:

	September 30,	December 31,
(In thousands)	2010	2009

Demand	$63,163	$63,168
NOW	42,616	45,248
Money Market	163,050	168,893
Savings	16,451	15,336
Time deposits (over $100)	130,101	141,652
Time deposits (under $100)	229,244	240,557
Brokered deposits	98,863	206,901

Total deposits before Royal Asian deposits held for sale	$743,488	$881,755

Royal Asian deposit held for sale	$(66,793)	$—

Total deposits	$676,695	$881,755

Under the Orders as described in “Note 3 — Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of brokered deposits. During the first three quarters of 2010, Royal Bank redeemed $108.0 million in brokered deposits.
Note 9. Borrowings and Subordinated Debentures
1. Advances from the Federal Home Loan Bank
Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of September 30, 2010. Total advances from the FHLB, including the $22.0 million above, were $169.8 million at September 30, 2010 compared to $209.5 million at December 31, 2009. The FHLB advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans. The available borrowing capacity is based on qualified collateral. During the first quarter of 2010, Royal Bank was notified by the FHLB that Royal Bank was being placed on an over collateralized delivery requirement of 105%. The FHLB’s decision was based primarily upon the level of Royal Bank’s non-performing assets and net loss for 2009. The available amount for future borrowings will be based on the amount of collateral to be pledged.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of September 30,		As of December 31,
(Dollars in thousands)	2010		2009
	Amount	Rate	Amount	Rate

Advances maturing in
2010	$79,500	3.60%	$114,500	4.41%
2011	—	—	—	—
2012	30,000	4.32%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	10,310	3.46%	15,001	3.46%

Total FHLB borrowings	$169,810		$209,501

Under the Orders as described in “Note 3 — Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of FHLB advances and paid back $35.0 million as of the end of the third quarter of 2010.
2. Other borrowings
The Company had a note payable with PNC Bank (“PNC”) at September 30, 2010 in the amount of $4.3 million compared to $4.7 million at December 31, 2009. The note’s maturity date is August 25, 2016. The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly. The interest rate at September 30, 2010 was 0.41%.
At September 30, 2010 and December 31, 2009, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018. These borrowings are secured by government agencies and mortgage-backed securities. These borrowings have a weighted average interest rate of 3.65%.
3. Subordinated debentures
The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”). The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 2.44% at September 30, 2010, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities had an initial interest rate of 5.80% until December 31, 2009 and now resets quarterly at 3-month LIBOR plus 2.15%. The interest rate at September 30, 2010 was 2.44%.
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
On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities. Under the Federal Reserve Agreement as described in “Note 3 — Regulatory Orders” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. As of September 30, 2010 the trust preferred interest payment in arrears was $1.0 million and has been recorded in interest expense and accrued interest payable.
Note 10. Commitments, Contingencies, and Concentrations
The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The contract amounts are as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$25,882	$44,829
Commitments to extend credit	1,845	1,630
Standby letters of credit and financial guarantees written	2,905	3,477
Litigation
From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. As previously discussed in the Company’s Form 10- K for the year ended December 31, 2008, on March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”) . The subpoena seeks certain documents and information relating to an ongoing investigation being conducted by the DOJ. Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are subjects of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
Note 11. Shareholders’ Equity
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
3. Payment of Dividends
Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) concerning the payment of dividends by the Company. Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings). Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC. In addition, dividends paid by Royal Bank and Royal Asian to the Company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the Series A Preferred Stock; however, the Company believes this decision will better support the capital position of Royal Bank. As of September 30, 2010, the Series A Preferred stock dividends in arrears were $2.0 million, comprised of $1.9 million in dividends and $70,000 in interest, which have not been recognized in the consolidated financial statements. The Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid in the event the Company fails to pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive). The Company will miss the sixth dividend payment due on November 16, 2010.
At September 30, 2010, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. Under the Orders as described in “Note 3 — Regulatory Orders” to the Consolidated Financial Statements, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company. Under the Federal Reserve Agreement as described in “Note 3 — Regulatory Orders” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.
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
Note 12. Regulatory Capital Requirements
As of September 30, 2010, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. Under the Orders as described in “Note 3 — Regulatory Orders” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met those requirements at September 30, 2010.

	As of September 30, 2010
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$132,307	17.03%	$62,138	8.00%	N/A	N/A
Royal Bank	108,503	15.42%	56,290	8.00%	$70,363	10.00%
Royal Asian	12,691	18.24%	5,568	8.00%	6,960	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$122,418	15.76%	$31,069	4.00%	N/A	N/A
Royal Bank	99,545	14.15%	28,145	4.00%	$42,218	6.00%
Royal Asian	11,800	16.95%	2,784	4.00%	4,176	6.00%

Tier I capital (to average assets, leverage)
Company (consolidated)	$122,418	10.62%	$46,098	4.00%	N/A	N/A
Royal Bank	99,545	9.45%	42,121	4.00%	$52,652	5.00%
Royal Asian	11,800	12.89%	3,661	4.00%	4,576	5.00%
In connection with a recent bank regulatory examination, the FDIC notified Royal Bank, that based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), the FDIC’s position is that revenue from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with US GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010 in accordance with US GAAP. However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes would affect Royal Bank’s and the Company’s capital ratios as shown below. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.

	For the three	For the nine
	months ended	months ended
(In thousands)	September 30, 2010	September 30, 2010

US GAAP net loss	$(2,680)	$(6,873)
Tax lien adjustment, net of noncontrolling interest	(7,740)	(7,740)

RAP net loss	$(10,420)	$(14,613)

	As reported under	As adjusted for
	US GAAP	RAP
Total capital (to risk-weighted assets)	15.42%	13.82%
Tier I capital (to risk-weighted assets)	14.15%	12.54%
Tier I capital (to average assets, leverage)	9.45%	8.33%
The Company has filed the Consolidated Financial Statements for Bank Holding Companies — FR Y-9C (“FR Y-9C”) as of September 30, 2010 consistent with GAAP and the FR Y- 9C instructions. In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the three	For the nine
	months ended	months ended
(In thousands)	September 30, 2010	September 30, 2010

US GAAP net loss	$(2,795)	$(8,406)
Tax lien adjustment, net of noncontrolling interest	(7,740)	(7,740)

RAP net loss	$(10,535)	$(16,146)

	As reported under	As adjusted for
	US GAAP	RAP
Total capital (to risk-weighted assets)	17.03%	15.37%
Tier I capital (to risk-weighted assets)	15.76%	14.10%
Tier I capital (to average assets, leverage)	10.62%	9.61%
Note 13. Pension Plan
The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.
Net periodic defined benefit pension expense for the three and nine month periods ended September 30, 2010 and 2009 included the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Service cost	$76	$126	$226	$378
Interest cost	156	141	467	422
Amortization of prior service cost	22	23	67	68
Amortization of actuarial loss	13	7	40	21

Net periodic benefit cost	$267	$297	$800	$889

Note 14. Stock Compensation Plans
Outside Directors’ Stock Option Plan
The Company previously adopted a non-qualified Outside Directors’ Stock Option Plan (the “Directors’ Plan”). Under the terms of the Directors’ Plan, 250,000 shares of Class A common stock were authorized for grants. Each director was entitled to a grant of an option to purchase 1,500 shares of stock annually, which are exercisable one year after the grant date and must be exercised within ten years of the grant. The options were granted at the fair market value at the date of the grant. The ability to issue new grants under this plan has expired. See the discussion below concerning the 2007 Long-Term Incentive Plan.
The following table presents the activity related to the Directors’ Plan for the nine months ended September 30, 2010.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2009	90,197	$19.15	3.6	$—
Exercised	—	—
Forfeited	(5,742)	11.72
Expired	(10,369)	17.09

Options outstanding at September 30, 2010	74,086	$20.02	3.1	$—

Options exercisable at September 30, 2010	74,086	$20.02	3.1	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2010. The intrinsic value varies based on the changes in the market value in the Company’s Class A common stock.
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
The following table presents the activity related to the Employee Plan for the nine months ended September 30, 2010.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2009	401,626	$20.09	4.2	$—
Granted	—	—
Exercised	—	—
Forfeited	(15,300)	14.60
Expired	—	—

Options outstanding at September 30, 2010	386,326	$20.31	3.6	$—

Options exercisable at September 30, 2010	370,707	$20.24	3.5	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2010. The intrinsic value varies based on the changes in the market value in the Company’s Class A common stock.
Long-Term Incentive Plan
Under the 2007 Long- Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of September 30, 2010, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant. Restricted stock vests three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the board of directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period. All shares of restricted stock were forfeited in the first quarter of 2010 due to the Company’s losses in 2009 and 2008.

The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the nine months ended September 30, 2010.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2009	135,312	$10.19	8.2	$—
Granted	—	—
Exercised	—	—
Forfeited	(13,450)	12.33
Expired	—	—

Options outstanding at September 30, 2010	121,862	$9.76	7.5	$—

Options exercisable at September 30, 2010	54,837	$13.11	7.2	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2010. The intrinsic value varies based on the changes in the market value in the Company’s Class A common stock.
For all Company plans as of September 30, 2010, there were 82,644 unvested stock options and unrecognized compensation cost of $198,000 which will be expensed within three years.
Note 15. Loss Per Common Share
The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and nine months ended September 30, 2010, 582,274, and 599,516 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and nine months ended September 30, 2010. For the three months and nine months ended September 30, 2009, 642,178 and 739,016 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and nine months ended September 30, 2009. Additionally 30,407 warrants were also anti-dilutive for all periods presented below.
Basic and diluted EPS are calculated as follows:

	Three months ended September 30, 2010
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS Loss available to common shareholders	$(3,289)	13,257	$(0.25)

	Three months ended September 30, 2009
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS Loss available to common shareholders	$(4,852)	13,257	$(0.37)

	Nine months ended September 30, 2010
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS Loss available to common shareholders	$(9,881)	13,257	$(0.75)

	Nine months ended September 30, 2009
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS Loss available to common shareholders	$(24,358)	13,257	$(1.84)

See “Note 14 — Stock Compensation Plans” to the Consolidated Financial Statements for a discussion on the Company’s stock option and restricted stock plans.
Note 16. Comprehensive Income
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

	Nine months ended September 30, 2010
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount

Unrealized gains on investment securities:
Unrealized holding gains arising during period	$6,544	$2,169	$4,375
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(90)	90
Non-credit loss portion of other-than-temporary impairments	2,067	723	1,344
Less adjustment for impaired investments	(479)	(168)	(311)
Less reclassification adjustment for gains realized in net loss	1,219	427	792

Unrealized gains on investment securities	7,871	2,543	5,328
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(107)	(37)	(70)

Other comprehensive income, net	$7,978	$2,580	$5,398

	Nine months ended September 30, 2009
		Tax
	Before tax	expense	Net of tax
	amount	(benefit)	amount

Unrealized losses on investment securities:
Unrealized holding gains arising during period	$31,537	$11,038	$20,499
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(3,001)	3,001
Non-credit loss portion of other-than-temporary impairments	(7,809)	(2,733)	(5,076)
Less adjustment for impaired debt, preferred and common stock securities	(9,835)	(3,442)	(6,393)
Less reclassification adjustment for net gains realized in net loss	1,046	366	680

Unrealized losses on investment securities	32,517	8,380	24,137
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(21)	(7)	(14)

Other comprehensive income, net	$32,538	$8,387	$24,151

Note 17. Fair Value of Financial Instruments
Under FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”), fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When available, management uses quoted market prices to determine fair value. If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market- based or independently sourced market parameters, such as interest rates. If observable market-based inputs are not available, the Company uses unobservable inputs to determine appropriate valuation adjustments using discounted cash flow methodologies.

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
Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level 2 includes debt securities with quoted prices that are traded less frequently then exchange-traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
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
Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The prices were obtained from third party vendors. This category generally includes mortgage-backed securities and Agency CMOs, Non-agency CMOs, and corporate bonds.
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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

Balances as of September 30, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$9,867	$—	$9,867
U.S. government agencies	23,966	—	—	23,966
Preferred stocks	—	—	—	—
Common stocks	491	—	—	491
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	254,151	—	254,151
Non-agency	—	13,405	—	13,405
Corporate bonds	—	200	—	200
Trust preferred securities	3,468	—	22,253	25,721
Other securities	—	—	8,397	8,397

Total available for sale before Royal Asian investments held for sale	$27,925	$277,623	$30,650	$336,198

Royal Asian investments held for sale	—	(13,707)	(792)	(14,499)

Total available for sale	$27,925	$263,916	$29,858	$321,699

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$21,601	$—	$21,601
U.S. government agencies	1,151	—	—	1,151
Preferred stocks	2,230	—	—	2,230
Common stocks	444	—	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	318,501	—	318,501
Non-agency	—	21,198	—	21,198
Collateralized debt obligations	—	—	24,825	24,825
Corporate bonds	—	6,867	—	6,867
Trust preferred securities	11,895	—	22,240	34,135
Other securities	—	—	7,767	7,767

Total available for sale	$15,720	$368,167	$54,832	$438,719

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Investment Securities
(In thousands)	Available for Sale

Beginning balance December 31, 2009	$54,832
Total gains/(losses) — (realized/unrealized):
Included in earnings	(201)
Included in other comprehensive income	835
Purchases, issuances, and settlements	(24,816)
Transfers in and/or out of Level 3	—

Ending balance before Royal Asian Level 3 investment held for sale	$30,650

Royal Asian Level 3 investment held for sale	(792)

Ending balance September 30, 2010	$29,858

Items Measured on a Nonrecurring Basis
Non- accrual loans are evaluated for impairment on an individual basis under FASB ASC Topic 310 “Receivables”. The impairment analysis includes current collateral values, known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending. When the collateral value or discounted cash flows less costs to sell is less than the carrying value of the loan a specific reserve (valuation allowance) is established. Loans held for sale are carried at the lower of cost or fair value. OREO is carried at the lower of cost or fair value. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

Balances as of September 30, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Impaired loans	$—	$—	$20,711	$20,711
Other real estate owned	—	—	22,812	22,812
Royal Asian assets held for sale	—	—	79,188	79,188

Liabilities
Royal Asian liabilities held for sale	$—	$—	$67,137	$67,137

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Impaired loans	$—	$—	$35,712	$35,712
Other real estate owned	—	—	30,317	30,317
Loans and leases held for sale	—	—	2,254	2,254
The table below states the fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009. The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

	At September 30, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value

Financial Assets:
Cash and cash equivalents	$74,634	$74,634	$58,298	$58,298
Investment securities available for sale	321,699	321,699	438,719	438,719
Federal Home Loan Bank stock	10,952	10,952	10,952	10,952
Loans, net	534,547	531,397	656,533	652,716
Accrued interest receivable	16,775	16,775	14,942	14,942

Royal Asian assets held for sale	79,188	79,188	—	—

Financial Liabilities:
Demand deposits	55,665	55,665	63,168	63,168
NOW and money markets	201,499	201,499	214,141	214,141
Savings	15,866	15,866	15,336	15,336
Time deposits	403,665	397,315	589,110	578,824
Short-term borrowings	79,500	79,500	114,500	114,500
Long-term borrowings	134,652	127,286	139,675	131,093
Subordinated debt	25,774	17,610	25,774	12,617
Obligations from equity investments	—	—	3,652	3,652
Accrued interest payable	6,354	6,354	6,150	6,150

Royal Asian liabilities held for sale	67,137	67,137	—	—
Note 18. Real Estate Owned via Equity Investment
The Company, together with third party real estate development companies, had formed variable interest entities (“VIEs”) to construct various real estate development projects. These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with FASB ASC Topic 970, “Real Estate-General”, and account for capitalized interest on those projects in accordance with FASB ASC Topic 835, “Interest”. Due to the present economic conditions, management has made a decision to curtail new equity investments.
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
At September 30, 2010, the Company had one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) based on Royal Investments America being the primary financial beneficiary. In June 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) which updates ASC Topic 810. The purpose of ASU 2009 -17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions in ASC Topic 860 as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU 2009-17 became effective on January 1, 2010. Earlier application was prohibited. The adoption of ASU 2009-17 had no impact on the Company’s consolidated financial statements.
Consolidation of this VIE was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As shown on the consolidated balance sheet of the Company as of September 30, 2010 (which includes activity through August 31, 2010 for the VIE), the Partnership no longer has senior debt with another bank. The remainder of the senior debt was paid off in June. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.
On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009. The Company signed a forbearance agreement and an inter-creditor agreement between the Company and the Senior Lender on October 23, 2009 which extended the loan until December 9, 2010. On October 25, 2009, the Senior Lender filed for bankruptcy protection, which has not impacted the relationship between the Partnership and the Senior Lender. As part of the agreement to extend the loan for 14 months, the Senior Lender required the Partnership to provide additional funds to cover current and potential future cash requirements for capital improvements, operating expenses and marketing costs. As mentioned above the Senior Lender has been repaid in full. Through September 30, 2010, Royal Bank has loaned $1.9 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. This loan has begun to be repaid from the cash flows since the Senior Lender has now been paid in full. The outstanding balance as of September 30, 2010 is $350,000. The outstanding balance along with any additional advances to the Partnership will be repaid in full prior to any other payments to partners.
In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had recognized $10.0 million in impairment charges related to this asset through December 31, 2008. No further impairment of this asset occurred in 2009. During the third quarter of 2010 an additional impairment of $1.7 million was recorded as a result of a slow down of unit sales following the end of the tax credit incentive that was being offered by the government. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.
At September 30, 2010, the Partnership had total assets of $10.7 million of which $8.4 million is real estate as reflected on the consolidated balance sheet and total borrowings of $10.6 million, of which $10.6 million relates to the Company’s loans discussed above. None of the third party borrowings are guaranteed by the Company. The Company has made an investment of $13.6 million in this Partnership ($2.5 million capital contribution and $11.1 million of loans). The impairments mentioned above along with the repayment of advances that started in June

2010 have contributed to an overall reduction in the Company’s investment. At September 30, 2010, the remaining amount of the investment in and receivables due from the Partnership totaled $7.5 million.
Note 19. Investment in Real Estate Joint Ventures
The Company had one investment in a real estate joint venture and accounts for it in accordance with ASC Topic 310 and FASB ASC Topic 976, “Real Estate-Retail Land” (“ASC Topic 976”) because the Company is not a party to an operating agreement and has no legal ownership of the entity that owns the real estate. The real estate joint venture was an investment in an Ohio marina project in which the Company had a subordinate debt position. During the second quarter of 2010, the Company fully impaired the investment and recorded a $2.5 million charge to earnings. The impairment was the result of a lower collateral value due to the significant reduction in the cash flows being generated from the property. During the third quarter of 2010, the first mortgage lender foreclosed on the property. Partially offsetting the $2.5 million impairment charge was a $968,000 recovery on another investment in a real estate in joint venture which had been written down in 2007. The Company no longer holds any investments in real estate joint ventures.
Note 20. Segment Information
FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments, RBA Leasing (“Leasing” in the segment table below). The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that previously made equity investments in real estate and had extended mezzanine loans to real estate projects. At September 30, 2010 and 2009, one such equity investment in real estate meets the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting this investment on a consolidated basis as a VIE. This was determined based on the amount invested by Royal Investments America compared to its partners. The VIE is included below in the Equity Investment category. For additional discussion on the VIE, please refer to “Note 18- Real Estate Owned via Equity Investment” to the Consolidated Financial Statements.
Community banking
The Company’s Community Banking segment which includes Royal Bank and Royal Asian (the “Banks”) consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by the Banks. For example, commercial lending is dependent upon the ability of the Banks to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk. While the Banks make very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans.
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

Equity investments
In September 2005, the Company, together with a real estate development company, formed the Partnership. The Company is a limited partner in the Partnership. The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As of September 30, 2010, the Partnership had no outstanding of senior debt with other banks. Through September 30, 2010, Royal Bank has loaned $1.9 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. As of September 30, 2010 the balance outstanding on this loan was $350,000. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.
In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), the Partnership assesses for impairment by evaluating the recoverability of the condominiums based on estimated future operating cash flows. The Company had previously recognized $10.0 million in impairment ($1.5 million in 2008 and $8.5 million in 2007). During the third quarter of 2010, an additional impairment of $1.7 million was recorded as a result of a slowdown of unit sales after the tax credit for homebuyers program ended in the second quarter of 2010. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. The Company’s investment in this entity is further discussed in “Note 18 — Real Estate Owned via Equity Investment” to the Consolidated Financial Statements.
Lease segment
RBA Leasing is a small ticket leasing company. It originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, RBA Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies.
The following tables present selected financial information for reportable business segments for the three and nine month periods ended September 30, 2010 and 2009. Included in the Community Banking segment are assets and deposits of $79.2 million and $66.8 million, respectively, related to the sale of Royal Asian as of September 30, 2010.

	Three months ended September 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$968,818	$103,184	$6,450	$39,237	$1,117,689

Total deposits	$743,488	$—	$—	$—	$743,488

Interest income	$10,102	$2,699	$—	$918	$13,719
Interest expense	4,968	869	4	316	6,157

Net interest income (expense)	$5,134	$1,830	$(4)	$602	$7,562
Provision for loan and lease losses	2,028	—	—	166	2,194
Total other income	1,412	57	230	124	1,823
Total other expenses	7,910	440	117	166	8,633
Impairment -real estate owned via equity investment	—	—	1,700	—	1,700
Income tax (benefit) expense	(670)	566	(51)	154	—

Net (loss) income	$(2,723)	$881	$(1,540)	$240	$(3,142)

Noncontrolling interest	$—	$352	$(795)	$96	$(347)

Net (loss) income attributable to Royal Bancshares	$(2,723)	$529	$(745)	$144	$(2,795)

	Three months ended September 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$1,206,128	$105,093	$15,356	$35,233	$1,361,810

Total deposits	$908,037	$—	$—	$—	$908,037

Interest income	$12,999	$3,014	$—	$786	$16,799
Interest expense	8,081	1,113	69	307	9,570

Net interest income (loss)	$4,918	$1,901	$(69)	$479	$7,229
Provision for loan and lease losses	3,093	161	—	462	3,716
Total other income	2,057	109	444	95	2,705
Total other expenses	8,821	746	216	46	9,829
Income tax (benefit) expense	(34)	429	56	23	474

Net (loss) income	$(4,905)	$674	$103	$43	$(4,085)

Noncontrolling interest	$(122)	$270	$79	$54	$281

Net (loss) income attributable to Royal Bancshares	$(4,783)	$404	$24	$(11)	$(4,366)

	Nine months ended September 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$968,818	$103,184	$6,450	$39,237	$1,117,689

Total deposits	$743,488	$—	$—	$—	$743,488

Interest income	$33,913	$7,835	$—	$2,767	$44,515
Interest expense	16,995	2,652	22	931	20,601

Net interest income (expense)	$16,917	$5,183	$(22)	$1,836	$23,914
Provision for loan and lease losses	7,424	60	—	903	8,387
Total other income	3,601	346	658	241	4,846
Total other expenses	22,846	1,524	382	421	25,173
Impairment -real estate joint venture	1,552	—	—	—	1,552
Impairment -real estate owned via equity investment	—	—	1,700	—	1,700
Income tax (benefit) expense	(2,005)	1,620	—	385	—

Net (loss) income	$(9,299)	$2,325	$(1,446)	$368	$(8,052)

Noncontrolling interest	$—	$930	$(723)	$147	$354

Net (loss) income attributable to Royal Bancshares	$(9,299)	$1,395	$(723)	$221	$(8,406)

	Nine months ended September 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$1,206,128	$105,093	$15,356	$35,233	$1,361,810

Total deposits	$908,037	$—	$—	$—	$908,037

Interest income	$39,643	$7,928	$—	$2,152	$49,723
Interest expense	24,480	2,975	172	909	28,536

Net interest income (expense)	$15,163	$4,953	$(172)	$1,243	$21,187
Provision for loan and lease losses	11,729	797	—	943	13,469
Total other (loss) income	(5,985)	255	1,141	306	(4,283)
Total other expenses	22,198	2,314	601	260	25,373
Income tax (benefit) expense	(588)	812	129	121	474

Net income (loss)	$(24,161)	$1,285	$239	$225	$(22,412)

Noncontrolling interest	$1	$514	$184	$62	$761

Net income (loss) attributable to Royal Bancshares	$(24,162)	$771	$55	$163	$(23,173)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $869,000 and $1.1 million for the three month periods ended September 30, 2010 and 2009, respectively and $2.7 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively.
Interest income earned by the Community Banking segment related to the Leasing Segment was approximately $316,000 and $307,000 for the three month periods ended September 30, 2010 and 2009, respectively and $931,000 and $909,000 for the nine months ended September 30, 2010 and 2009, respectively.
Note 21. Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of September 30, 2010 and December 31, 2009, FHLB stock totaled $11.0 million.
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
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB. On October 28, 2010, the FHLB filed an 8-K to report their results for the quarter ended September 30, 2010. For the third quarter of 2010, the FHLB had net income of $45.1 million compared to a net loss of $40.4 million for the quarter ended September 30, 2009. The $85.5 million improvement in quarterly net income was due to lower OTTI credit losses of $7.0 million on private-label mortgage-backed securities which declined $86.3 million from the third quarter of 2009. For the first nine months of 2010 the net loss was $13.2 million compared to a net loss of $31.9 million for the comparable period in 2009 primarily due to lower OTTI credit-related losses. At September 30, 2010, total regulatory capital was $4.6 billion. The FHLB was in compliance with its risk-based, total and leverage capital requirements at September 30, 2010. Also in the 8-K the FHLB announced that the repurchase of excess capital stock suspension was partially lifted and the FHLB repurchased approximately $200 billion in excess capital stock on October 29, 2010. However the FHLB confirmed that the dividend suspension was still in effect. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered. Accordingly, there was no OTTI related to the carrying amount of the Company’s FHLB stock as of September 30, 2010. Deterioration of the FHLB’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired.
Note 22. Reclassifications
Certain items in the 2009 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net loss for the periods presented herein as a result of reclassification.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and nine month periods ended September 30, 2010 and 2009. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K for the year ended December 31, 2009.
FORWARD-LOOKING STATEMENTS
From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; the possibility that we will be unable to comply with the conditions imposed upon us in the regulatory orders issued by the FDIC and the Department in July 2009, and the agreement with the Reserve Bank dated March 10, 2010, which could result in the imposition of further restrictions on our operations; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Troubled Asset Relief Program voluntary Capital Purchase Program, which may be changed unilaterally and retroactively by legislative or regulatory actions and the potential effects from the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.
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
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The accounting and reporting policies of the Company conform to US GAAP and general practices within the financial services industry. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2009) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company is an investor in a variable interest entity and is required to report its investment in the variable interest entity on a consolidated basis under ASC Topic 810. The variable interest entity is responsible for providing its financial information to the Company. We complete an internal review of this financial information. This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we have identified other-than-temporary impairment on investments securities, accounting for allowance for loan and leases losses, and deferred tax assets as among the most critical accounting policies and estimates. These critical accounting policies and estimates are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.
US GAAP RAP Difference
In connection with a recent bank regulatory examination, the FDIC notified Royal Bank that, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), the FDIC’s position is that revenue from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with US GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010 in accordance with US GAAP. However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes would affect Royal Bank’s and the Company’s capital ratios as disclosed in “Capital Adequacy” of Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”). Royal Bank is in discussions with the FDIC to resolve the difference of opinion.
FINANCIAL HIGHLIGHTS AND BUSINESS RESULTS
On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank, all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. On July 17, 2006, Royal Asian was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. The principal activities of the Company is supervising the Banks, which engage in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in Northern and Southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.
At September 30, 2010, the Company had consolidated total assets of approximately $1.1 billion, total deposits of approximately $743.5 million and shareholders’ equity of approximately $101.7 million. The Company had net interest income of $7.6 million and $23.9 million, respectively, for the three and nine month periods ended September 30, 2010, reflecting increases of $333,000, or 4.6%, and $2.7 million, or 12.9%, respectively, from the comparable periods of 2009. The year over year increase in net interest income was attributed primarily to lower funding costs as maturing higher costing brokered deposits and FHLB advances were redeemed with lower yielding cash and investment securities coupled with the re-pricing of maturing retail certificates and other deposit products. This improvement was partially offset by the lower level of interest earning assets, primarily loans and investment securities, year over year. In addition, the Company recorded a $905,000 non-recurring adjustment to net interest income in the second quarter related to the correction of previously reversed income on a participation loan.
The Company recorded a net loss for the quarter ended September 30, 2010 of $2.8 million compared to a net loss of $4.4 million reported for the quarter ended September 30, 2009, while the net loss for the nine months ended September 30, 2010 was $8.4 million compared to a net loss of $23.2 million for the comparable period of 2009. The year over year favorable change in the net loss for the current quarter was primarily associated with an increase in net interest income of $333,000 due to lower funding costs, a reduction in the allowance for loan losses of $1.5 million, a reduction in net income attributable to noncontrolling interest of $628,000, and a reduction in income tax expense of $474,000. These improvements were partially offset by a decrease in other income of $882,000 and an increase in other expenses of $504,000. The components of the year over year changes to quarterly income are discussed in further detail in “Consolidated Net Loss” and other sections of this MD&A.
The year over year improvement in the net loss for the nine month period ended September 30, 2010 compared to the same period in 2009 was primarily attributed to an increase of $2.7 million in net interest income due to lower funding costs, a $5.1 million decrease in the provision for loan and lease losses, an increase in other income of $9.1 million mainly attributable to a reduction of $9.4 in impairment losses on available for sale securities, and a reduction in income tax of $474,000. The improvements year over year were partially offset by an increase in other expenses of $3.1 million mainly associated with impairment related to OREO properties and real estate owned via joint ventures. The components of the year over year changes to the nine months’ net income results are discussed in further detail in “Consolidated Net Loss” and other sections of this MD&A.
The chief sources of revenue for the Company are interest income from extending loans and interest income from investing in security instruments, mostly through its subsidiaries Royal Bank and Royal Asian. Both Royal Bank and Royal Asian principally generate commercial real estate loans secured by first mortgage liens. These types of loans made up 41.8% and 70.0% of the loan portfolios of Royal Bank and Royal Asian at September 30, 2010, respectively. Additionally, Royal Bank and Royal Asian have offered construction loans, including construction loans for commercial real estate projects and for residential home development. At September 30, 2010, construction loans comprised 7.8% and 9.6%, respectively, of the Royal Bank and Royal Asian loan portfolios. Land development loans at September 30, 2010 comprised 10.8% and 0% of the loan portfolios of Royal Bank and Royal Asian, respectively. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we are experiencing now, adversely impacts the commercial rental or home sales market. In the past, the Company and Royal Bank offered mezzanine loans, which are typically inherently more risky, higher rewarding, loans often secured by subordinate lien positions with loan to value ratios typically between 75% and 95% of collateral value. During the fourth quarter of 2007, management of the Company made a decision to curtail mezzanine lending due to the elevation of risk and at September 30, 2010, the Company no longer had any mezzanine loans outstanding within the loan portfolio. Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread. Please see the “Net Interest Margin” section of this MD&A for additional information on interest yield and cost.
In order to maintain appropriate levels of capital as required under the consent orders, the Company has taken steps to deleverage the balance sheet as it strives to reduce the overall level of classified assets and non-performing loans and ultimately returns to being profitable. The Company has accomplished the deleveraging strategy by redeeming brokered deposits and FHLB advances primarily through the sale of investment securities and surrendering bank owned life insurance (“BOLI”) assets. During the past five quarters, the Company has maintained the capital ratios required by the FDIC and the Department under the Orders (Tier 1 capital at 8% and Risk-based capital at 12%) despite recording losses of $22.9 million, mostly within Royal Bank. This has been accomplished during this same time frame as a direct result of the decline in the balance sheet for both the Company and Royal Bank. During the past five quarters the balance sheet decline has amounted to $203.0 million and $170.3 million for the Company and Royal Bank, respectively. Additionally, the restructuring of the investment portfolio during the past year has significantly reduced the credit risk associated with the portfolio and has resulted in smaller losses within the Company and Royal Bank. While investment impairment may continue to occur, it is unlikely that a significant amount of investment impairment would negatively impact financial results. Other income losses related to investment impairment amounted to $23.4 million in 2008 and $11.0 million in 2009. However for the first three quarters of 2010, investment impairment has been significantly reduced to only $479,000.
These initiatives have enabled the Company to maintain the capital ratios in excess of the amounts required by the FDIC and the Department despite continued losses directly associated with credit quality that has resulted in higher levels of loan loss provision, legal expense, OREO and loan expenses. Moreover, the Company has approved the sale of the well-capitalized Royal Asian subsidiary, which is scheduled to close by December 30, 2010. In the event that the sale of Royal Asian does not close by December 30, 2010, the Company intends to cause the merger of Royal Asian into Royal Bank, with Royal Bank surviving, on December 31, 2010. Either of the alternatives will provide a minimum of $8.0 million in additional capital to Royal Bank by year end 2010. Please see discussion under “GAAP RAP Difference” under “Critical Accounting Policies, Judgments and Estimates” of this MD&A.
Management and the Board of Directors recently decided to expand the de-leveraging strategy to include other options. As a result the Company is currently pursing the sale or securitization of the tax lien portfolio. De-leveraging may potentially have a negative impact on future earnings, but will provide an opportunity to maintain appropriate capital levels and allow management to focus on non-performing loans and OREO. Despite the continued high level of non-performing loans and OREO assets, management has made progress in reducing future potential losses within the loan portfolio due to impairment charges already taken on these problem loans, however much work remains to improve credit quality to an acceptable level. Losses are expected to continue into 2011 due to the slow economic recovery but are expected to be lower than the previous two years. As a result of the restructuring of the investment portfolio, the de- leveraging measures already deployed and newly proposed initiatives; management can focus on significantly reducing the existing problem loans and OREO and thereby ultimately return the Company to profitability.
Consolidated Net Loss
The Company recorded a net loss of $2.8 million for the third quarter of 2010 compared to a net loss of $4.4 million for the comparable quarter of 2009. The improvement in the net loss year over year for the current quarter was primarily associated with an increase in net interest income of $333,000, primarily associated with lower funding costs, a reduction in the provision for loan and lease losses of $1.5 million, a reduction in net income attributable to noncontrolling interest of $628,000, and a reduction in income tax expense of $474,000. The re -pricing of maturing retail deposits and the redemption of higher cost brokered deposits and FHLB advances with lower yielding cash and investment securities during the past four quarters contributed to the lower funding costs and improved net interest income. The lower loan loss provision for the third quarter resulted from lower loan balances associated with payoffs, pay downs, charge-offs, and the transfer of loans to OREO, as well as a lower level of specific reserves in the current quarter relative to the comparable quarter of 2009 for impairment analyses on non-performing loans in accordance with ASC Topic 310. The reduction in income tax expense is the absence of any tax expense in 2010 while the third quarter 2009 recorded a tax expense that was entirely related to a 10% excise tax on the surrender of approximately $23.0 million in BOLI. The change in noncontrolling interest is discussed below. These improvements were partially offset by a decrease of $882,000 in other income mainly comprised of a decline of $696,000 in net gains on the sale of investment securities, a reduction of BOLI of $215,000 due to the surrender of a majority of Company’s BOLI assets during the third quarter of 2009 and a decline of $366,000 in income related to real estate owned via equity investments due to slower unit sales for a real estate partnership project to convert apartments into condominiums. The unfavorable results for other income were partially offset by a reduction of $354,000 in impairment losses for investments resulting from the restructuring of the investment portfolio during the past year. Total other expenses of $10.3 million in the third quarter of 2010 increased $504,000, or 5.1%, due to increased OREO impairment of $830,000 related to declining values of collateral on foreclosed loans and impairment of $1.7 million on real estate owned via equity investments related to the project of converting apartments into condominiums. The real estate partnership impairment was the result of lower projected operating cash flows related to a dramatic slowdown of unit sales subsequent to the expiration of the new home buyers’ tax credit in June. These increased other expenses were partially offset by reductions in FDIC and state assessments due primarily to the change in the accounting method from prepaid basis to an accrual method and to a lower level of deposits subject to assessment relative to the comparable quarter of 2009.
The reduction in noncontrolling interest stems principally from the elimination of the partner’s share of losses upon consolidation of the real estate owned via equity investments under ASC Topic 810 and ASU 2009-17. During the third quarter the Partnership recorded impairment of $1.7 million related to the condo conversion project due to a dramatic slowdown of unit sales subsequent to the expiration of the new home buyers’ tax credit in June. The entire net amount of the impairment and related real estate owned via equity investments is recorded as a loss and charged to other expense while the portion of the loss that is attributable to the Company’s partner is reflected as a noncontrolling interest adjustment to net income (loss) as shown on the consolidation income statement. This was the primary reason for the credit to net income during the current quarter related to noncontrolling interest as compared to the reduction of net income and associated increase in net loss for the comparable quarter of 2009. Losses per share for basic and diluted were both $0.25 for the third quarter of 2010, as compared to basic and diluted losses per share of $0.37 for the comparable quarter of 2009.
For the nine months ended September 30, 2010, the net loss amounted to $8.4 million compared to a net loss of $23.2 million for the comparable period of 2009. This improvement was primarily attributable to a $2.7 million increase in net interest income mainly due to lower funding costs, a $5.1 million improvement in the provision for loan losses, a $9.4 million reduction in investment impairment and a reduction of $474,000 related to an excise tax on the surrender of BOLI in 2009. The lower loan loss provision for the year to date results reflected lower loan balances associated with payoffs, pay downs, charge-offs, and the transfer of loans to OREO, as well as a lower level of specific reserves in the current quarter relative to the comparable quarter of 2009 for impairment analyses on non-performing loans. Investment impairment for 2010 has amounted to only $479,000 as opposed to $9.8 million for the comparable period of 2009 due to the restructuring of the investment portfolio during the past year. These improvements were partially offset by an increase in other expenses of $3.1 million mainly related to net impairment of $1.6 million on real estate via joint ventures, $2.0 million in OREO impairment and $1.7 million of impairment related to real estate owned via equity investments, as previously noted. The real estate joint venture impairment was comprised of impairment on the entire investment of $2.5 million for an Ohio marina project due to a significant decline in the project’s value, which was partially offset by a recovery of $968,000 from a real estate joint venture investment that was written off in 2007. The OREO impairment increased year over year for the first nine months of 2010 due to updated appraisals, which resulted in lower valuations on OREO properties. Basic and diluted losses per share were both $0.75 for the first nine months of 2010, while basic and diluted losses per share were both $1.84 for the comparable period of 2009.
Although the recession has officially ended, economic growth hasn’t rebounded in the typical post-recession manner following the severe recession, the housing market remains weak after the expiration of the new home buyer tax credit and the unemployment rate remains very high. Therefore the Company continues to experience weakened performance for real estate related loans within the loan portfolio. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this Report and impaired investment securities are discussed in the “Investment Securities” section of this Report under “Financial Condition” of this MD&A.
Interest Income
Total interest income for the third quarter of 2010 amounted to $13.7 million representing a decline of $3.1 million, or 18.3%, from the comparable quarter of 2009. Average interest earning assets of $1.0 billion in the third quarter of 2010 declined $186.7 million, or 15.2%, from $1.2 billion in the third quarter of 2009. The decrease in interest income was driven by the decline in average interest earning assets, mainly loans and investment securities, and lower yields on investment securities, which were partially offset by a one-time adjustment of $905,000 in interest income as described in the “Financial Highlights and Business Results” section of this MD&A. Average loan balances of $625.9 million in the third quarter of 2010 decreased $94.7 million, or 13.1%, year over year. The successful small business lending initiative during the past year and the growth of the leasing portfolio were more than offset by loan prepayments, loan pay downs, charge-offs, and transfers to OREO within the commercial real estate and construction segments of the loan portfolio. Moreover, commercial real estate and construction lending have been extremely limited during the past 18 months. Average investment securities decreased $81.7 million, or 19.0%, to $347.5 million at the end of third quarter of 2010 due to the sale of investment securities for the purpose of redeeming the maturing brokered CDs and FHLB advances as required under the Orders and as part of the Company’s current deleveraging strategy. Average cash equivalents for the period ended September 30, 2010, amounted to $67.8 million, which were 13.0% lower than the third quarter of 2009 average, but remained at a higher than normal level in order to maintain sufficient liquidity for future maturing liabilities.
For the third quarter of 2010, the yield on average interest earning assets of 5.23% decreased 20 basis points from the level recorded during the comparable quarter of 2009. The decrease was comprised of a year over year decline of 76 basis points for investment securities (3.66% versus 4.42%), which was modestly offset by a 5 basis point increase in loan yields (6.64% versus 6.59%) due to a higher concentration of higher yielding leases and tax liens within the smaller loan portfolio. Lower market interest rates, the sale and maturity of higher yielding corporate bonds and the replacement of lower yielding government agency securities has significantly impacted the yield on investment securities during the past year. The yield on average loans continues to be negatively impacted by the level of non-accrual loans but did not significantly impact the results for the current quarter relative to the comparable quarter of 2009. During the third quarter of 2010, interest lost on non-accrual loans was $1.7 million.
For the nine months ended September 30, 2010, total interest income amounted to $44.5 million resulting in a decline of $5.2 million, or 10.5%. Average interest earning assets amounted to $1.1 billion for the first nine months of 2010 compared to $1.2 billion for the comparable period of 2009 resulting in a decline of $91.7 million, or 7.7%. The change was attributed to a decline in earning assets, principally loans and investment securities, which was required by the Orders and was also driven in part by the Company’s deleveraging strategy. In addition, a decline in yields on all interest earning assets, most notably investment securities, also contributed to the negative change, which was partially offset by the one-time interest income adjustment previously noted. Average loan balances of

$653.2 million in the first three quarters of 2010 decreased $66.5 million, or 9.3%, year over year. The decline was again attributable to loan prepayments, loan pay downs, charge-offs and transfers to OREO, which more than offset growth in small business lending and leasing. Average investment securities of $394.6 million decreased $32.0 million, or 7.5%, from the first nine months of 2009 due to sales of securities for the redemption of maturing brokered CDs and FHLB advances. Average cash equivalents for the nine months ended September 30, 2010 of $58.6 million increased $6.8 million, or 13.3%. The high level of cash equivalents was to maintain excess liquidity in anticipation of future maturing liabilities.
The yield on average interest earning assets for the period ended September 30, 2010 of 5.38% declined by 17 basis points from 5.55% for the comparable period of 2009. The reduction in yield was comprised of year over year declines of 6 and 83 basis points for cash equivalents (0.27% versus 0.33%) and investment securities (3.89% versus 4.72%), respectively, which were partially offset by a 33 basis point increase on the yield on loans (6.74% versus 6.41%). Again the one-time adjustment for interest income on loans of $905,000 contributed to the increase coupled with a higher concentration of higher yielding leases and tax liens within a smaller loan portfolio. Without the one-time adjustment the yield on loans would have been 6.55%. Lower yields on earning assets, primarily investment securities, reflect the lower market interest rates, the sale and maturity of higher yielding corporate bonds and the replacement with lower yielding government agency investment securities. In addition the yield on average loans continues to be negatively impacted by the level of non-accrual loans. During the first nine months of 2010, interest lost on non-accrual loans was $4.8 million. Excluding the one-time adjustment the yield on average earning assets would have been 5.27% for the period ended September 30, 2010, respectively.
Interest Expense
Interest expense amounted to $6.2 million for the quarter September 30, 2010, which resulted in a decline of $3.4 million, or 35.7%, from the comparable quarter of 2009. The improvement in interest expense resulted from a reduction in average interest bearing liabilities coupled with a decline in interest rates paid for Now and money market accounts, time deposits and borrowings, mainly FHLB advances. Average interest bearing liabilities of $943.4 have declined $185.4 million, or 16.4%, primarily due to redeemed brokered deposits but also the redemption of FHLB advances, as part of the deleveraging strategy and the requirement of the regulatory Orders. As a result of the decline in market interest rates during the past two years maturing retail time deposits have re-priced at lower rates and Now and money market rates have been lowered to reflect current competitive market rates. Average balances for interest bearing deposits of $692.4 million for the third quarter of 2010 have decreased $139.6 million, or 16.8%, from the level of the comparable quarter of 2009. The decline was primarily related to the redemption of $128 million in maturing brokered CDs during the past four quarters as required under the Orders. Average balances for borrowings, mostly FHLB advances, amounted to $251.0 million for the third quarter of 2010, reflecting a decline of $45.9 million, or 15.5%, from the comparable period of 2009. Management has reduced the reliance on FHLB advances due to the suspension of the FHLB dividend at year end 2008, the current requirement of 105% collateral delivery status for FHLB advances and the decision to deleverage the balance sheet.
The yield on average interest bearing liabilities was 2.59% for the third quarter of 2010 down 75 basis points from 3.34% for the third quarter of 2009. The average interest rate paid on average interest bearing deposits for the third quarter of 2010 was 2.26% resulting in a decline of 85 basis points from the level of 3.11% during the comparable quarter of 2009. The rates paid on time deposits and Now and money market accounts declined 87 and 31 basis points, respectively, year over year. The rate paid on average borrowings for the third quarter of 2010 was 3.50%, which resulted in a decline of 49 basis points from the rate paid in the third quarter of 2009.
For the period ended September 30, 2010, interest expense of $20.6 million decreased $7.9 million, or 27.5%, from the comparable period in 2009. The decline in interest expense for the first three quarters of 2010 was due to a $79.8 million, or 7.4%, decline in average interest bearing liabilities relative to the comparable period of 2009 and a 76 basis point decline in the rates paid on interest bearing liabilities year over year. Average interest bearing deposits for the first three quarters of 2010 of $741.2 million decreased $45.4 million, or 5.8%, year over year. This was mainly comprised of time deposits decreasing $59.5 million, or 10.3%, entirely comprised of brokered CDs, which was partially offset by average NOW and money markets increasing $13.1 million, or 7.0%, year over year. The decline in brokered CDs during the past year was partially offset by an increase in retail CDs, primarily in the second quarter of 2009. Consistent with the current quarter’s results, the re-pricing of retail time deposits and redemption of brokered deposits resulted in significant reductions on interest rates paid on deposits year over year. As a result time deposits with an average rate paid of 3.04% declined 84 basis points while the average rate paid on Now and money market rates declined 75 basis points relative to the comparable period of 2009. The average rate paid on borrowings, primarily comprised of FHLB advances, amounted to 3.62% for the first nine months of 2010 as compared to 4.01% (39 basis point decline) for the comparable period of 2009.
Net Interest Margin
Throughout 2009 the Company experienced a significant drop in the yields on assets, primarily loans and investment securities, without a corresponding decline in interest rates paid on interest bearing liabilities. During the fourth quarter of 2009 and the first three quarters of 2010 a significant decline in interest rates paid on interest bearing liabilities has resulted in an improvement in the net interest margin year over year. The net interest margin of 2.88%, in the third quarter of 2010 increased 52 basis points from 2.36% in the comparable quarter of 2009. The primary reason for the net interest margin improvement from 2009 to 2010 was the re -pricing of matured retail time deposits during the past four quarters, the redemption of mostly higher cost brokered deposits and FHLB advances using lower yielding cash and investment securities as well as lowered interest rates on most other retail deposit products. As a result, the interest rate paid on interest bearing liabilities of 2.59% in the current quarter was 75 basis points below the comparable quarter of 2009. This benefit was partially offset by a decline of 20 basis points in the yield on interest earning assets (5.23% versus 5.43%) year over year primarily due to a 76 basis point decline in investment securities. The significant decline in the investment yields year over year was caused primarily by sales of higher yielding, corporate bonds and government agency investments with significant extension risk in a rising rate environment. These investment securities were replaced by government agency securities with much lower yields due to the current lower market interest rates.
The net interest margin of 2.89% for the nine month period ended September 30, 2010, improved 51 basis points from 2.38% in the comparable period of 2009. The factors improving the net interest margin for the nine month period were consistent with those affecting the net interest margin during the third quarter plus the one-time adjustment to interest income of $905,000 in the second quarter. Interest rates paid on total interest bearing liabilities for the period ended September 30, 2010 declined 75 basis points to 2.74% from the prior year’s comparable period. This was comprised of a decline of 75 basis points for Now and money market accounts, a decline of 84 basis points for time deposits and a decline of 39 basis points for borrowings. Consistent with the current quarter’s improvement, lower pricing of most retail deposit products, re-pricing of retail deposits and the redemption of brokered deposits and FHLB advances accounted for the favorable change. The yield on loans increased 33 basis points to 6.74% for the nine month period in 2010 from 6.41% for the comparable period in 2009 due to the one- time adjustment previously noted and the increased concentration of higher yielding lease and tax liens, while the yield on investment securities declined 83 basis points to 3.89% for the nine month period in 2010 from 4.72% in the comparable period of 2009, which partially negated the benefit of the improved pricing of liabilities. Excluding the one-time adjustment the net interest margin would have been 2.78% for the nine months ended September 30, 2010, respectively.
The following tables represent the average daily balances of assets, liabilities and shareholders’ equity and the respective interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated, exclusive of interest on obligations related to real estate owned via equity investment. The loans outstanding include non-accruing loans. The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and loans using the federal statutory tax rate of 35% for each period presented.

	For the three months ended			For the three months ended
	September 30, 2010			September 30, 2009
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$67,824	$45	0.26%	$78,199	$43	0.22%
Investments securities	347,506	3,203	3.66%	429,165	4,786	4.42%
Loans	625,903	10,471	6.64%	720,613	11,970	6.59%

Total interest earning assets	1,041,233	13,719	5.23%	1,227,977	16,799	5.43%
Non-earning assets	109,254			108,435

Total average assets	$1,150,487			$1,336,412

Interest-bearing deposits	$204,506	523	1.01%	$199,221	705	1.40%
NOW and money markets
Savings	15,979	23	0.57%	14,560	21	0.57%
Time deposits	471,927	3,394	2.85%	618,210	5,791	3.72%

Total interest bearing deposits	692,412	3,940	2.26%	831,991	6,517	3.11%

Borrowings	251,022	2,216	3.50%	296,892	2,984	3.99%

Total interest bearing liabilities	943,434	6,156	2.59%	1,128,883	9,501	3.34%

Non-interest bearing deposits	63,070			67,024
Other liabilities	38,845			28,123
Shareholders’ equity	105,138			112,382

Total average liabilities and equity	$1,150,487			$1,336,412

Net interest margin		$7,563	2.88%		$7,298	2.36%

	For the nine months ended			For the nine months ended
	September 30, 2010			September 30, 2009
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$58,593	$117	0.27%	$51,807	$129	0.33%
Investments securities	394,644	11,476	3.89%	426,621	15,075	4.72%
Loans	653,155	32,921	6.74%	719,700	34,519	6.41%

Total interest earning assets	1,106,392	44,514	5.38%	1,198,128	49,723	5.55%

Non-earning assets	97,994			71,782

Total average assets	$1,204,386			$1,269,910

Interest-bearing deposits	$208,491	1,616	1.04%	$195,427	2,614	1.79%
NOW and money markets
Savings	15,754	67	0.57%	14,697	62	0.56%
Time deposits	516,966	11,736	3.04%	576,510	16,725	3.88%

Total interest bearing deposits	741,211	13,419	2.42%	786,634	19,401	3.30%

Borrowings	264,156	7,160	3.62%	298,501	8,963	4.01%

Total interest bearing liabilities	1,005,367	20,579	2.74%	1,085,135	28,364	3.49%

Non-interest bearing deposits	62,516			60,594
Other liabilities	31,041			18,363
Shareholders’ equity	105,462			105,818

Total average liabilities and equity	$1,204,386			$1,269,910

Net interest margin		$23,935	2.89%		$21,359	2.38%

Rate Volume Analysis
The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and nine month periods ended September 30, 2010, as compared to the respective period in 2009, into amounts attributable to both rates and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2010 vs. 2009			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income
Interest-bearing deposits	$6	$(4)	$2	$11	$(23)	$(12)
Federal funds sold	1	—	1	1	—	1

Total short term earning assets	$7	$(4)	$3	$12	$(23)	$(11)

Investments securities
Held to maturity	—	—	—	—	—	—
Available for sale	(881)	(702)	(1,583)	(951)	(2,648)	(3,599)

Total investments	$(881)	$(702)	$(1,583)	$(951)	$(2,648)	$(3,599)

Loans
Commercial demand loans	$(973)	$20	$(953)	$(2,635)	$1,365	$(1,270)
Commercial mortgages	(77)	(28)	(105)	(48)	(503)	(551)
Residential and home equity	(31)	(43)	(74)	(79)	(94)	(173)
Leases receivables	137	(24)	113	641	(125)	516
Tax certificates	(243)	(39)	(282)	180	(170)	10
Other loans	2	—	2	5	(4)	1
Loan fees	(200)	—	(200)	(131)	—	(131)

Total loans	$(1,385)	$(114)	$(1,499)	$(2,067)	$469	$(1,598)

Total decrease in interest income	$(2,259)	$(820)	$(3,079)	$(3,006)	$(2,202)	$(5,208)

Interest expense
Deposits
NOW and money market	$18	$(201)	$(183)	$165	$(1,163)	$(998)
Savings	2	—	2	4	1	5
Time deposits	(1,210)	(1,186)	(2,396)	(1,607)	(3,381)	(4,988)

Total deposits	$(1,190)	$(1,387)	$(2,577)	$(1,438)	$(4,543)	$(5,981)
Trust preferred	—	(106)	(106)	—	(554)	(554)
Borrowings	(458)	(203)	(661)	(849)	(401)	(1,250)

Total decrease in interest expense	$(1,648)	$(1,696)	$(3,344)	$(2,287)	$(5,498)	$(7,785)

Total (decrease) increase in net interest income	$(611)	$876	$265	$(719)	$3,296	$2,577

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
The general allowance is based upon historical loss rates using a three-year rolling average of the historical loss experienced. The qualitative factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff.
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
The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $2.2 million and $8.4 million for the three and nine months ended September 30, 2010, respectively, compared to $3.7 million and $13.5 million for the comparable periods in 2009. The depressed commercial real estate market coupled with the weak residential real estate market has negatively impacted construction loans throughout the banking industry. This weak sales market has affected land development, construction and real estate loans of the Company. The Company has considered these economic conditions in its methodologies used in setting the allowance for loan and lease losses.
The allowance for loan and lease losses declined $6.1 million from $30.3 million at December 31, 2009 to $24.2 million at September 30, 2010. The decrease was primarily attributable to $14.5 million in net charge-offs of impaired loans recorded in the first three quarters of 2010 partially offset by $8.4 million in the provision for loan and lease losses. Of the $14.5 million in net charge-offs, $10.2 million had previously been included in the specific reserves. The allowance for loan and lease losses was 3.90% of total loans and leases at September 30, 2010 and 4.42% at December 31, 2009.
Management believes that the allowance for loan and lease loss is adequate at September 30, 2010. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination. During 2010, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included changes to the period used for the historical loss calculation;

increasing the qualitative risk factors as a result of deteriorating economic conditions on both a local and national level and the risk factor associated with classified assets.
Changes in the allowance for loan and lease losses were as follows:

	For the three	For the nine
	months ended	months ended	For the year
	September 30,	September 30,	ended December 31,
(In thousands)	2010	2010	2009

Balance at beginning period	$22,763	$30,331	$28,908

Charge-offs
Commercial and industrial	—	(4,183)	(258)
Construction and land development	(60)	(5,719)	(6,231)
Construction and land development — mezzanine	—	—	(2,756)
Real Estate — residential	—	—	(1,361)
Real Estate — residential — mezzanine	—	(2,480)	—
Real Estate — non-residential	(473)	(1,629)	(7,404)
Real estate — non-residential real estate — mezzanine	—	—	(1,132)
Real Estate — multifamily	—	(457)	—
Leases	(310)	(839)	(676)
Tax certificates	—	(10)	—

Total charge-offs	(843)	(15,317)	(19,818)

Recoveries
Commercial and industrial	5	73	15
Construction and land development	4	109	—
Real Estate — residential	69	313	190
Real Estate — non-residential	36	244	431
Real Estate — multifamily	17	17	—
Leases	—	51	—
Tax certificates	—	37	—

Total recoveries	131	844	636

Net charge offs	(712)	(14,473)	(19,182)

Provision for loan and lease losses	2,194	8,387	20,605

Balance at the end of period before Royal Asian allowance for loan and lease losses	$24,245	$24,245	$30,331

Royal Asian allowance for loan and lease losses	(2,556)	(2,556)	—

Balance at the end of period	$21,689	$21,689	$30,331

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	September 30, 2010		December 31, 2009
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans

Commercial and industrial	$3,967	14.3%	$6,542	15.1%
Construction	2,609	8.0%	4,713	7.6%
Land Development	3,763	9.7%	3,182	9.7%
Real Estate — residential	1,097	5.4%	2,762	7.1%
Real Estate — residential — mezzanine	—	—	1,000	0.4%
Real Estate — non-residential	9,536	41.8%	9,824	40.3%
Real Estate — multi-family	1,026	2.5%	215	3.2%
Tax certificates	350	11.5%	290	10.6%
Lease financing	1,872	6.6%	1,757	5.7%
Other	25	0.2%	25	0.3%
Unallocated	—	—	21	—

Total before Royal Asian allowance for loan and lease losses	$24,245	100.0%	$30,331	100.0%

Royal Asian allowance for loan and lease	(2,556)	—	—	—

Total	$21,689	100.0%	$30,331	100.0%

The Company’s nonperforming assets are set forth below:

	September 30,	December 31,
(Amounts in thousands)	2010	2009
Non-accrual and impaired loans (1)	$83,010	$73,679
Other real estate owned	27,525	30,317

Total nonperforming assets before Royal Asian non-accrual loans held for sale	$110,535	$103,996

Royal Asian non-accrual loans held for sale	(7,475)	—

Total nonperforming assets	$103,060	$103,996

Nonperforming assets to total assets	9.22%	8.04%

Nonperforming loans to total loans	13.58%	10.73%

Allowance for loan and lease loss to non-accrual loans	28.71%	41.17%

Total Loans	$556,236	$686,864
Total Assets	$1,117,689	$1,292,726
Allowance for loan and lease losses (“ALLL”)	$21,689	$30,331

ALLL / Loans & Leases	3.90%	4.42%

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	September 30, 2010
	Total Loan	Specific
(In thousands)	Balance	Reserves

Construction	$29,721	$1,321
Land development	14,678	863
Real Estate-non-residential	20,447	694
Commercial & industrial	6,230	—
Residential real estate	4,414	81
Residential real estate — mezzanine	—	—
Multi-family	4,992	418
Leasing	604	136
Tax certificates	1,924	—

Total non-accrual loans before Royal Asian non-accrual loans held for sale	$83,010	$3,513

Royal Asian non-accrual loans held for sale	(7,475)	(1,248)

Total non-accrual loans	$75,535	$2,265

Non-accrual loan activity for the first, second, and third quarters of 2010 is set forth below:

		1st Quarter Actvity
			Payments and
	Balance at		other		Transfer to	Balance at
(In thousands)	December 31, 2009	Additions	decreases	Charge-offs	OREO	March 31, 2010

Construction	$18,316	$2,130	$(1,543)	$(55)	$—	$18,848
Land development	5,908	7,480	(2,857)	—	—	10,531
Real Estate-non-residential	19,584	3	(420)	—	—	19,167
Commercial & industrial	11,779	236	(637)	(2,031)	—	9,347
Residential real estate	12,445	1,190	(427)	—	—	13,208
Residential real estate — mezzanine	2,480	—	—	(1,463)	—	1,017
Multi-family	—	8,311	—	—	—	8,311
Leasing	627	466	—	(179)	—	914
Tax certificates	2,540	—	(221)	—	—	2,319

Total	$73,679	$19,816	$(6,105)	$(3,728)	$—	$83,662

		2nd Quarter Actvity
			Payments and
	Balance at		other			Transfer to	Balance at
(In thousands)	March 31, 2010	Additions	decreases	Reclassed	Charge-offs	OREO	June 30, 2010

Construction	$18,848	$137	$(1,932)	$12,540	$(4,119)	$—	$25,474
Land development	10,531	7,910	(73)	300	(1,485)	—	17,183
Real Estate-non-residential	19,167	5,192	(1,250)	(4,000)	(1,156)	(47)	17,906
Commercial & industrial	9,347	96	(109)	—	(2,152)	(499)	6,683
Residential real estate	13,208	187	(14)	(8,840)	—	—	4,541
Residential real estate — mezzanine	1,017	—	—	—	(1,017)	—	—
Multi-family	8,311	21	—	—	(457)	(7,875)	—
Leasing	914	112	—	—	(427)	—	599
Consumer	—	—	—	—	—	—	—
Tax certificates	2,319	10	(268)	—	(10)	—	2,051

Total	$83,662	$13,665	$(3,646)	$—	$(10,823)	$(8,421)	$74,437

		3rd Quarter Actvity
			Payments and				Royal Asian non	Balance at
	Balance at		other			Transfer to	accrual loans	September 30,
(In thousands)	June 30, 2010	Additions	decreases	Reclassed	Charge-offs	OREO	held for sale	2010

Construction	$25,474	$4,540	$(293)	$—	$—	$—	$(2,463)	$27,258
Land development	17,183	229	(1,024)	—	(61)	(1,649)	—	14,678
Real Estate-non-residential	17,906	3,846	(352)	—	(42)	(911)	(4,890)	15,557
Commercial & industrial	6,683	25	(478)	—	—	—	(122)	6,108
Residential real estate	4,541	620	(747)	—	—	—	—	4,414
Multi-family	—	4,992	—	—	—	—	—	4,992
Leasing	599	315	—	—	(310)	—	—	604
Tax certificates	2,051	—	(127)	—	—	—	—	1,924

Total	$74,437	$14,567	$(3,021)	$—	$(413)	$(2,560)	$(7,475)	$75,535

The following is a detailed list of the significant additions to non-accrual loans during the first quarter of 2010:
•	A project for a student housing rental apartment complex comprised of twelve 2-story townhouse type buildings located in Shippensburg, Pennsylvania became non-accrual during the first quarter of 2010. The project consists of 182 units. Approximately 65% of the apartments are currently leased. The current principal balance is $16.0 million of which 48% or $7.7 million has been sold to one local bank. Royal Bank is the lead bank and holds $8.3 million of the loan. During the second quarter of 2010, Royal Bank received a deed in lieu of foreclosure and, after recording a charge-off of $456,000, transferred the collateral to OREO.
•	A $12.5 million acquisition and development loan to a regional real estate developer to fund environmental remediation, site improvement and soft costs activities on parcels in King of Prussia, Pennsylvania became non-accrual during the first quarter of 2010. The project has final land development approvals for two office buildings with an approved floor area ratio of 300,790 square feet. The current commitment and outstanding loan balance is $8.8 million of which Royal Bank holds $4.9 million and the remaining $3.9 million has been sold to a participating bank. In March 2010, the Company entered into a forbearance agreement with the borrower which will enable the borrower to maintain control of this asset for up to two years if conditions are met including the payment of interest from the borrower’s equity funds six months in advance and if the borrower continues to manage the site and fund the project’s operating expenses. The plan is to maintain the project until the market conditions and capital markets normalize so that vertical construction financing once again becomes available to repay the loan. A current appraisal indicated impairment in accordance with ASC Topic 310 and the Company established a specific reserve of $100,000 for this lending relationship.
•	Three loans totaling $2.6 million to fund acquisition and soft development costs to develop a 100,000 square foot retail project located in Richland, Pennsylvania became non-accrual during the first quarter of 2010. The loan has matured by its terms. There is a signed land lease for a 10,000 square foot stand alone retail store to a national drug store chain which can be developed separate from the remaining 90,000 square foot planned for an in-line shopping center. During the third quarter the loans were restructured under market rates and terms. Additionally the two smaller loans were paid off and the remaining loan’s carrying value is $1.4 million. There is no additional impairment on the loan.
•	A $1.2 million construction project in Maryland, in which the Company is a participant, became non-accrual during the first quarter of 2010. The project consists of 120.7 acres of which 86.5 acres are zoned for agricultural use. The borrower was unable to obtain county approval to have the land use reclassed to general commercial. The borrower is pursuing annexation through the town but the process will take time. As a result the current appraisal indicated impairment in accordance with ASC Topic 310 and the Company established a specific reserve of $715,000 for this loan.
The following is a detailed list of the significant additions to non-accrual loans during the second quarter of 2010:
•	A $5.9 million loan which was originally used for purchase money acquisition and to fund ongoing predevelopment activity associated with a residential project in Philadelphia, Pennsylvania became non-accrual during the second quarter of 2010. The project consists of interconnected buildings containing 73,050 square feet of gross area. After acquisition, the Borrowers’ original plan was for the development of a 157,000 SF, 97 unit condo project. The Borrowers pursued and received approvals as well as made substantial progress in the engineering and design. This was to be ground-up construction requiring some demolition of the existing structure. Last year the sponsors made the decision to reposition the project to apartments given the downturn in the for-sale residential market. Ultimately, the economic climate and the deterioration of the sponsors’ financial condition led to a default in payment which has resulted in a foreclosure action being commenced. During the second quarter the Company recorded a $979,000 charge-off against the principal balance of the loan. At September 30, 2010 the outstanding loan balance was $4.9 million.
•	A $4.5 million non-residential real estate loan became non-accrual during the second quarter of 2010. The project consists of an 81 room hotel located in the Pocono Mountains, Pennsylvania. Amenities include free continental breakfast, free wireless high-speed internet, an indoor heated pool, exercise room, and banquet facilities. In 2009, the project went through a 49 room renovation as per its franchise agreement. As a result of deteriorating economic conditions, the loan was placed in default as a result of non-payment. During the third quarter, the Company finalized a forbearance agreement with the borrower and the loan is currently performing under the agreement. A current appraisal did not indicate impairment in accordance with ASC Topic 310.
•	A $1.6 million construction loan in Maryland which is collateralized by two commercial building lots became non-accrual during the second quarter of 2010. Both lots are approved and site improvements have been completed. The loan has matured and the borrower has failed to put forth a realistic forbearance proposal. The Company recorded a $76,000 charge-off against the loan during the second quarter of 2010. During the third quarter of 2010, Royal Bank foreclosed on the borrower, after recording a charge-off of $54,000, and transferred the collateral to OREO.
The following is a detailed list of the significant additions to non-accrual loans during the third quarter of 2010:
•	A $5.0 million participation in a $10.1 million loan used to finance the purchase and renovation of a 156 unit apartment complex located in Wilmington, Delaware became non-accrual during the third quarter of 2010. The loan is an interest only loan for two years, with one 12 -month extension option. The project is approximately 75% occupied and unable to service interest only debt service. The original strategy of the project was to renovate, lease up, and ultimately refinance with long term institutional financing, which at this time, is unavailable. A current appraisal indicated impairment in accordance with ASC Topic 310 and the Company established a specific reserve of $418,000 for this lending relationship.

•	A project consisting of 38 whole ownership condominiums and 396 1/8th fractional ownership interests located in Steamboat Springs, Colorado became non-accrual during the third quarter of 2010. To date there have been 14 whole ownership sales and 82 fractional sold. The original balance of the loan was $165.0 million, with approximately $100.0 million outstanding. Royal Bank’s participation rate in the loan is 4.24% and the carrying value was $4.4 million as of September 30, 2010. The loan entered default status in October 2010 due to non-payment of a loan fee; the appropriate lien waivers have not been received; and a required appraisal indicating a loan to value not exceeding 70% not having been delivered. The most recent appraisal did not indicate impairment in accordance with ASC Topic 310.
Despite payments and improvements of $12.7 million, charge-offs of $15.0 million, and transfers to OREO of $11.0 million, non-accrual and impaired loans increased $9.3 million from $73.7 million at December 31, 2009 to $83.0 million at September 30, 2010 due to additions of $48.0 million. The Company does not accrue interest income on impaired loans. If interest had been accrued, such income would have been approximately $1.7 million and $4.8 million for the three and nine months ended September 30, 2010. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis. The Company has no troubled debt restructured loans or loans past due 90 days or more on which it has continued to accrue interest during the quarter.
The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(In thousands)	2010	2009

Impaired loans with a valuation allowance	$22,976	$46,670
Impaired loans without a valuation allowance	60,034	27,009

Total impaired loans before Royal Asian impaired loans held for sale	$83,010	$73,679

Royal Asian impaired loans held for sale(1)	(7,475)	—

Total impaired loans	$75,535	$73,679

Valuation allowance related to impaired loans	$3,513	$10,958

Allowance related to Royal Asian impaired loans held for sale	(1,248)	—

Total valuation allowance related to impaired loans	$2,265	$10,958

	September 30,
(In thousands)	2010	2009

Average investment in impaired loans	$78,344	$80,494
Interest income recognized on impaired loans	$293	$960
Interest income recognized on a cash basis on impaired loans	$293	$960
The $60.0 million in impaired loans without a valuation allowance reflects total charge-offs of $14.1 million recorded in prior quarters. The $7.4 million decline in the valuation allowance was related to $10.2 million in loan charge-offs of specific reserves offset by $2.8 million in valuation allowances on five new and six previous non-accrual relationships. Total cash collected on impaired loans during the nine months ended September 30, 2010 and

September 30, 2009 was $14.5 million and $15.6 million respectively, of which $14.2 million and $15.3 million was credited to the principal balance outstanding on such loans, respectively.
Other Real Estate Owned
OREO declined $2.8 million from $30.3 million at December 31, 2009 to $27.5 million at September 30, 2010. Set forth below is a table which details the changes in OREO from December 31, 2009 to September 30, 2010.

	2010
(In thousands)	First Quarter	Second Quarter	Third Quarter

Beginning balance	$30,317	$25,781	$30,795
Capital improvements	—	697	545
Net proceeds from sales	(4,391)	(3,403)	(5,021)
Net gain on sales	157	174	404
Assets acquired on non-accrual loans	—	8,421	2,873
Other	500	85	(10)
Impairment charge	(802)	(960)	(2,061)

Ending balance	$25,781	$30,795	$27,525

During the third quarter of 2010, the Company had two significant collateral acquisitions related to two different lending relationships. The first foreclosure was on two commercial building lots which were collateral for a $1.6 million construction loan in Maryland. The Company transferred $1.5 million to OREO after recording a charge-off of $54,000 on the collateral through the allowance for loan and lease losses. The second foreclosure was on a three-story commercial building in Florida. The Company is entitled to 95% of the collateral and transferred $911,000 to OREO after recording a $42,000 charge-off through the allowance for loan and lease losses. During the third quarter the Company sold collateral associated with two notable projects. The first sale is related to a condominium project in Wildwood, New Jersey described below. The Company sold 25 units and received net proceeds of $3.0 million while recording a gain of $338,000 as a result of the sale of these units. The second sale was related to collateral acquired in the fourth quarter of 2009. The Company received proceeds of $1.4 million and recorded a gain of $59,000. During the third quarter of 2010, the Company recorded impairment charges of $2.1 million related to three separate projects and tax liens. The Company recorded an impairment charge of $1.1 million on nine residential lots in Brigantine, New Jersey which were foreclosed on during the fourth quarter of 2009. In addition to the sales mentioned above the Company sold four properties acquired through the tax lien portfolio. The Company received proceeds of $240,000 and recorded gains of $45,000.
During the second quarter of 2010, the Company received a deed in lieu of foreclosure for a rental community consisting of 182 dwelling units which was collateral for a $16.4 million participation loan. The Company is entitled to 52%, of the collateral and transferred $7.9 million to OREO after recording a $456,000 charge-off for which $361,000 had previously been reserved in the allowance for loan and lease losses in accordance with ASC Topic 310. Also during the second quarter, the Company sold collateral associated with four different projects. The first sale is related to a condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. The Company sold three units during the second quarter of 2010 and now has five remaining units to be sold of the original 51 units. The Company received net proceeds of $339,000 and recorded a loss of $46,000 as a result of the sale of these units. The second sale is related to a condominium project in Wildwood, New Jersey that the Company foreclosed on during the fourth quarter of 2009. During the second quarter of 2010, the Company completed the renovations to the project and held an auction of 28 units. At June 30, 2010, the Company had settled on ten of the condominium units and received net proceeds of $1.5 million which equaled the carrying cost including improvements. The third sale is related to a commercial building that was the collateral for a loan transferred to OREO during the second quarter of 2009. The Company received net proceeds of $970,000 and recorded a gain of $25,000 as a result of the sale of this commercial property. The last sale was related to 3 homes and 14 residential lots located in North Carolina and South Carolina that the Company foreclosed on during the second quarter of 2010. Collectively the collateral was valued at $456,000 when transferred to OREO.

During the second quarter the Company sold one home and one lot. The Company received net proceeds of $130,000 and recorded a gain of $6,000 as a result of the home and lot sale. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio. The Company received proceeds of $427,000 and recorded gains of $189,000.
During the second quarter of 2010, the Company recorded impairment charges of $960,000 which were primarily related to an apartment building in Luzerne County, Pennsylvania foreclosed on in the second quarter of 2009 and the tax lien portfolio. After performing an impairment analysis using an updated appraisal on the apartment building, the Company recorded an $862,000 impairment charge which was caused by a drop in the appraised value of the property and the need for repairs in order to obtain certificates of occupancy on a number of rental units. The Company recorded impairment charges of $85,000 related to three properties acquired through the tax lien portfolio.
During the first quarter of 2010, the Company sold collateral related to three loans. The Company closed on 19 condominium units in Raleigh, North Carolina for net proceeds of $2.4 million and recorded a $62,000 loss as a result of the sale of these units. The second sale during the first quarter was a commercial building that was collateral for a loan transferred to OREO in the third quarter of 2009. The Company received net proceeds of $652,000 and recorded a loss of $67,000 as a result of the sale of this commercial building. The third sale during the first quarter was a residential building that was collateral for a loan transferred to OREO in the fourth quarter of 2009. The Company received net proceeds of $1.2 million and recorded a $216,000 gain as a result of the sale of this residential building. During the first quarter of 2010, the Company recorded an impairment charge of $802,000 related to three lots in Ocean City, Maryland which were transferred to OREO in the first quarter of 2009.
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
Potential Problem Loans
Potential problem loans are loans not currently classified as non-performing loans, but are loans for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $27.3 million and $21.4 million at September 30, 2010 and December 31, 2009, respectively. Commercial loans, non-residential real estate loans, construction and land development loans, and multi-family loans comprise $14.6 million, $5.1 million, $4.6 million, and $2.0 million, respectively, of the potential problem loans outstanding at September 30, 2010. Of the $14.7 million in potential problem commercial loans, $10.0 million is related to a hotel/timeshare project located in Las Vegas, Nevada. During the first quarter of 2010, a nationally recognized hotel and casino operator acquired this project’s operating partner. Commercial and non-residential real estate loans have continued to weaken due to projects impacted by low tenant commitments, cash flow issues, and the sluggish economy. As a result of the regulatory order issued by the FDIC in July 2009, disclosed under “Regulatory Orders”, the Company’s board of directors will approve all advances for additional funds on potential problem loans.
Other Income (Loss)
For the third quarter of 2010 other income was $1.8 million compared to $2.7 million for the comparable period in 2009. The $882,000 decrease in other income year over year for the third quarter was primarily a result of a $696,000 decrease in net gains on the sales of available for sale investment securities, a $215,000 decline in BOLI income due to the surrender of a majority of the Company’s bank owned life insurance during the third quarter of 2009, and decreased income of $320,000 related to real estate owned via equity investments. The decline in other income for real estate owned via equity investments was attributed to the slowdown in unit sales for the real estate partnership project since the expiration of the new home buyers’ tax credit at the end of the second quarter. Partially offsetting these decreases in other income was a $354,000 improvement in impairment losses on available for sale investment securities ($138,000 loss in 2010 compared to a $492,000 loss in 2009) due to a restructuring of the investment portfolio during the past year.
For the nine months ended September 30, 2010, other income amounted to $4.8 million compared to other loss of $4.3 million for the comparable period of 2009, resulting in an increase of $9.1 million. The improvement was primarily attributable to a decrease of $9.4 million in OTTI charges on AFS securities ($479,000 in 2010 versus $9.8 million in 2009) due to the restructuring of the investment portfolio during the past year. Also contributing to the favorable results year over year were increases of $398,000 in net gains on the sales of other real estate ($735,000 gain in 2010 versus a $337,000 gain in 2009) and $180,000 in net gains on the sale of investment securities ($1.2 million versus $1.0 million). These increases were partially offset by a decline in income from BOLI of $720,000 as a result of the surrender of a majority of the Company’s bank owned life insurance during the third quarter of 2009 and a decline of $407,000 in other income for real estate owned via equity investments which was attributed to the slowdown in unit sales for the real estate partnership project, both previously noted in the third quarter results.

Other Expense
Non-interest expense for the third quarter of 2010 amounted to $10.3 million resulting in an increase of $504,000, or 5.1%, from the comparable quarter of 2009. The unfavorable change was primarily attributable to increases in OREO impairments of $830,000, entirely associated with new appraisals that resulted in declines in property valuations on collateral related to foreclosures, and impairment of $1.7 million on real estate owned via equity investments. The impairment on real estate owned via equity investments was due to lower projected operating cash flows for a real estate partnership project to convert apartments into condominiums. The operating cash flows have been negatively impacted since the expiration of the new home buyers’ tax credit. The entire amount of the partnership’s impairment, including the partner’s 50% share, is posted as a charge to expense and included in the Company’s other expense. The partner’s share of the losses is eliminated through a credit to noncontrolling interest on the Company’s consolidated statement of operations. Partially offsetting these increases was a $609,000 reduction in OREO and loan collection expenses, which was associated with a recovery of expenses on an OREO property due to the recent successful auction of most of the remaining units of a shore condominium project, and a reduction of $876,000 in FDIC assessments. The decline was due in part to a lower level of deposits year over year but primarily due to a change in the accounting method for FDIC assessments from a prepaid basis to an accrual method in the third quarter of 2009.
For the nine-month period ended September 30, 2010 non-interest expense of $28.4 million amounted to an increase of $3.1 million, or 12.0%, above the comparable period of 2009. The increase was primarily attributable to a $1.6 million net impairment on real estate joint ventures, a $2.0 million increase in OREO impairments as a result of new appraisals and the resulting decline in property valuations on foreclosed loans, and impairment of $1.7 million on real estate owned via equity investments. The Company recorded $2.5 million of impairment on a real estate joint venture in which the Company had a subordinate debt position. The impairment was for the entire amount of the investment and was the result of a reduction in the collateral value as a consequence of a significant decline in the cash flows being generated from the property. Partially offsetting the $2.5 million impairment was a recovery of $968,000 from an investment in a real estate joint venture that was previously written off in 2007. Partially offsetting these expense increases were a $574,000 decrease in salaries and employee benefits, a $312,000 reduction in FDIC assessments consistent with the third quarter decline, a $183,000 decline in OREO and loan collection expense resulting from the previously noted recovery of expenses, and a $227,000 decrease in director fees. The decrease in salaries and employee benefits was mostly related to a reduction in employee headcount and the closing of the Blue Bell loan production office in 2009 while the decline in directors’ fees was related to a reduction in the number of directors, fewer meetings year over year and the elimination of inside directors’ fees.
Income Taxes
Total income tax expense for the third quarter of 2010 was $0 while the comparable quarter of 2009 was $474,000. The 2009 tax expense was entirely related to a 10% excise tax on the surrender of approximately $23.0 million in BOLI. The Company did not record a tax benefit despite the net loss in the third quarter of 2010 since it concluded at December 31, 2009 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. The Company established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million. During 2009, the Company established an additional valuation allowance of $10.2 million, which was the result of the net operating loss for 2009 and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at September 30, 2010, totaled $25.7 million. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the third quarter of both 2010 and 2009 was 0%, excluding the effect of the excise tax on the surrender of the BOLI.
Total income tax expense for the nine months ended September 30, 2010 and September 30, 2009 was $0 and $474,000, respectively. Again, the 2009 tax expense was entirely related to a 10% excise tax on the surrender of approximately $23.0 million in BOLI. The Company did not record a tax benefit despite the net loss for the first three quarters of 2010 since it concluded at December 31, 2009 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. As mentioned above, the Company established a valuation allowance against deferred tax assets as of December 31, 2008 in the amount of $15.5 million, subsequently added an additional valuation allowance of $10.2 million in 2009, resulting from an operating loss and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at September 30, 2010, totaled $25.7 million. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the first nine months of both 2010 and 2009 was 0%, excluding the effect of the excise tax on the surrender of the BOLI.
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

	Three months ended September 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$968,818	$103,184	$6,450	$39,237	$1,117,689

Total deposits	$743,488	$—	$—	$—	$743,488

Interest income	$10,102	$2,699	$—	$918	$13,719
Interest expense	4,968	869	4	316	6,157

Net interest income (expense)	$5,134	$1,830	$(4)	$602	$7,562
Provision for loan and lease losses	2,028	—	—	166	2,194
Total other income	1,412	57	230	124	1,823
Total other expenses	7,910	440	117	166	8,633
Impairment -real estate owned via equity investment	—	—	1,700	—	1,700
Income tax (benefit) expense	(670)	566	(51)	154	—

Net (loss) income	$(2,723)	$881	$(1,540)	$240	$(3,142)

Noncontrolling interest	$—	$352	$(795)	$96	$(347)

Net (loss) income attributable to Royal Bancshares	$(2,723)	$529	$(745)	$144	$(2,795)

	Three months ended September 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$1,206,128	$105,093	$15,356	$35,233	$1,361,810

Total deposits	$908,037	$—	$—	$—	$908,037

Interest income	$12,999	$3,014	$—	$786	$16,799
Interest expense	8,081	1,113	69	307	9,570

Net interest income (loss)	$4,918	$1,901	$(69)	$479	$7,229
Provision for loan and lease losses	3,093	161	—	462	3,716
Total other income	2,057	109	444	95	2,705
Total other expenses	8,821	746	216	46	9,829
Income tax (benefit) expense	(34)	429	56	23	474

Net (loss) income	$(4,905)	$674	$103	$43	$(4,085)

Noncontrolling interest	$(122)	$270	$79	$54	$281

Net (loss) income attributable to Royal Bancshares	$(4,783)	$404	$24	$(11)	$(4,366)

	Nine months ended September 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$968,818	$103,184	$6,450	$39,237	$1,117,689

Total deposits	$743,488	$—	$—	$—	$743,488

Interest income	$33,913	$7,835	$—	$2,767	$44,515
Interest expense	16,995	2,652	22	931	20,601

Net interest income (expense)	$16,917	$5,183	$(22)	$1,836	$23,914
Provision for loan and lease losses	7,424	60	—	903	8,387
Total other income	3,601	346	658	241	4,846
Total other expenses	22,846	1,524	382	421	25,173
Impairment -real estate joint venture	1,552	—	—	—	1,552
Impairment -real estate owned via equity investment	—	—	1,700	—	1,700
Income tax (benefit) expense	(2,005)	1,620	—	385	—

Net (loss) income	$(9,299)	$2,325	$(1,446)	$368	$(8,052)

Noncontrolling interest	$—	$930	$(723)	$147	$354

Net (loss) income attributable to Royal Bancshares	$(9,299)	$1,395	$(723)	$221	$(8,406)

	Nine months ended September 30, 2009
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$1,206,128	$105,093	$15,356	$35,233	$1,361,810

Total deposits	$908,037	$—	$—	$—	$908,037

Interest income	$39,643	$7,928	$—	$2,152	$49,723
Interest expense	24,480	2,975	172	909	28,536

Net interest income (expense)	$15,163	$4,953	$(172)	$1,243	$21,187
Provision for loan and lease losses	11,729	797	—	943	13,469
Total other (loss) income	(5,985)	255	1,141	306	(4,283)
Total other expenses	22,198	2,314	601	260	25,373
Income tax (benefit) expense	(588)	812	129	121	474

Net income (loss)	$(24,161)	$1,285	$239	$225	$(22,412)

Noncontrolling interest	$1	$514	$184	$62	$761

Net income (loss) attributable to Royal Bancshares	$(24,162)	$771	$55	$163	$(23,173)

Community Bank Segment
Royal Bank America
Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Department and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the FDIC. During the fourth quarter of 2006, Royal Bank formed a subsidiary, Royal Tax Lien Services, LLC, to purchase and service delinquent tax liens. Royal Bank owns 60% of the subsidiary. On October 17, 2008, Royal Bank established RBA Property LLC, a wholly owned subsidiary. RBA Property was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans. On December 1, 2008, Royal Bank established Narberth Property Acquisition LLC, a wholly owned subsidiary. Narberth Property Acquisition was formed to hold other real estate owned acquired through foreclosure of collateral associated with non-accrual loans. On November 4, 2009, Royal Bank established Rio Marina LLC, a wholly owned subsidiary, to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.
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
Employees: Royal Bank employed approximately 156 people on a full-time equivalent basis as of September 30, 2010.
Deposits: At September 30, 2010, total deposits of Royal Bank were distributed among demand deposits (9%), money market deposit, savings and Super Now accounts (32%) and time deposits (59%). At September 30, 2010, deposits decreased $139.2 million to $683.2 million, from year-end 2009, or 16.9%, primarily due to a $119.7 million decrease in time deposits along with a $22.5 million decrease in money market deposit and Super Now accounts. The decrease in time deposits was mainly due to the maturity of brokered deposits in the amount of $108.0 million. Included in Royal Bank’s deposits are approximately $13.8 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
Lending: At September 30, 2010, Royal Bank, including its subsidiaries, had a total net loan portfolio of $534.4 million, representing 52% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At September 30, 2010, loans decreased $58.9 million from year end 2009 due to pay downs, one large pay off of $8.2 million, transfers to OREO and charge-offs which were partially offset by new originations.
Business results: Total interest income of Royal Bank for the quarter ended September 30, 2010 was $12.6 million compared to $15.3 million for the quarter ended September 30, 2009, a decrease of 18%. Total interest income for the first nine months of 2010 was $40.9 million compared to $45.1 million for the same period in 2009. The decline in interest income for both the quarter and year to date was primarily attributed to a lower yield on investment securities. Interest expense was $5.8 million for the quarter ended September 30, 2010, compared to $8.7 million for the quarter ended September 30, 2009, a decrease of 33%. Interest expense for the first nine months of 2010 was

$19.4 million compared to $25.8 million for the same period in 2009. Royal Bank recorded a net loss for the quarter ended September 30, 2010 of $2.7 million compared to a net loss of $4.4 million for the quarter ended September 30, 2009. The reduction in the loss is mainly due to $2.2 million in provision for loan and lease losses in the third quarter of 2010 compared to $2.9 million for the third quarter of 2009 along with a $628,000 reduction in net income related to noncontrolling interest as a result of the $1.7 million impairment related to real estate owned via equity investments. Royal Bank recorded a net loss of $6.9 million for the first nine months of 2010 compared to a net loss of $16.2 million for the first nine months of 2009. The improvement in net loss was largely due to a $4.6 million improvement in net investment securities gains and impairments, $4.0 reduction in provision for loan and lease losses, and a $2.2 million improvement in net interest income year over year as a result of an improvement in the net interest margin. Total assets of Royal Bank were $1.0 billion at September 30, 2010 and $1.2 billion at December 31, 2009. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.
Royal Asian Bank
Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Department and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. Royal Asian is an insured bank by the FDIC. Royal Asian derives its income principally from interest charged on loans and fees received in connection with the other services. Royal Asian’s principal expenses are interest expense on deposits and operating expenses. Operating revenues, deposit growth, and the repayment of outstanding loans provide the majority of funds for activities.
On August 26, 2010, the Company announced that it had entered into a stock purchase agreement (the “Agreement”) with Edward E. Shin, President of Royal Asian, on behalf of himself and a group of individual Korean-American investors (the “Buyers”) to purchase all of the outstanding common stock of Royal Asian owned by the Company. Under the terms of the Agreement, the Buyers will purchase all of the common stock of Royal Asian owned by the Company for a purchase price equal to the total shareholders’ equity of Royal Asian, determined in accordance with US GAAP as of the end of the calendar month immediately preceding the month in which the closing date occurs. Under the Agreement, the closing must occur on or prior to December 30, 2010. In the event that the closing of the transactions contemplated by the Agreement does not take place by December 30, 2010, the Company intends to merge Royal Asian with and into Royal Bank, with Royal Bank surviving, on December 31, 2010. The FDIC and the Department have approved the merger of Royal Asian with and into Royal Bank.
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
Employees: Royal Asian employed approximately 25 people on a full-time equivalent basis as of September 30, 2010.
Deposits: At September 30, 2010, total deposits of Royal Asian were distributed among demand deposits (11%), money market deposit, savings and Super Now accounts (16%) and time deposits (74%). At September 30, 2010, total deposits were $74.1 million, which amounted to a decrease of $15.2 million, or 17%, from the level at December 31, 2009.
Lending: Royal Asian had a total net loan portfolio of $60.9 million, representing 70% of total assets at September 30, 2010, a decline of $3.8 million, or 5.9%, from the level at December 31, 2009. The loan portfolio is comprised of commercial demand, commercial mortgages, construction, and installment loans.
Business results: Net interest income of Royal Asian for the quarter ended September 30, 2010 amounted to $737,000 which was an increase of $101,000 from the comparable quarter of 2009. Net interest income for the first nine months of 2010 was $2.3 million compared to net interest income of $2.0 million for the same period in 2009. For the quarter ended September 30, 2010, Royal Asian recorded a net loss of $413,000 compared to a net loss of $421,000 in the third quarter of 2009. For the first nine months of 2010, Royal Asian recorded a net loss of $1.3 million compared to a net loss of $571,000 for the first nine months of 2009. The increase in net loss was primarily due to $705,000 of gains recorded on the sale of investment securities in 2009 compared to only $5,000 in 2010. Total assets of Royal Asian amounted to $87.0 million at September 30, 2010 compared to $102.4 million at December 31, 2009.
Royal Investments of Delaware
On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.
Business results: Total interest income of RID for the quarter ended September 30, 2010, of $183,000 declined 28.8% from $257,000 for the quarter ended September 30, 2009. For the first nine months of 2010 total interest income amounted to $610,000 resulting in a 34.1% decrease from $926,000 during the first nine months of 2009. For the quarter ended September 30, 2010, RID reported net income of $175,000, compared to net income of $246,000 million for the quarter ended September 30, 2009. For the first nine months of 2010, RID reported net income of $174,000 versus a net loss of $5.3 million in the comparable period of 2009. The year over year improvement for the first nine months was primarily related to impairment of investment securities of $220,000 in 2010 versus $5.8 million in 2009. At September 30, 2010, total assets of RID were $28.3 million, of which $1.2 million was held in cash and cash equivalents and $5.3 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W. RID paid the loan in full during the third quarter of 2009 and therefore at September 30, 2010 no loans were outstanding.
Royal Captive Insurance Company
On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. During the third quarter of 2010, the Company decided to wind down the operation of Royal Captive Insurance Company and liquidate the investments that were being held there. The investments were sold for a gain of approximately $8,000 and $2.0 million was paid to the holding company as a dividend. At September 30, 2010 total assets of Royal Captive Insurance were $529,000, all of which was held in cash. The remaining cash will be paid to the holding company as soon as the final documentation is completed to wind down Royal Captive Insurance in the fourth quarter of 2010.
Royal Preferred LLC
On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At September 30, 2010, Royal Preferred LLC had total assets of approximately $21 million.
Royal Bancshares Capital Trust I and II
On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2010 amounted to 2.44%.
On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities. The Company’s board of directors took this action in consultation with the Reserve Bank as required by regulatory policy guidance. The Federal Reserve Agreement entered into in May 2010 prohibits any distributions on trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. As of September 30, 2010, the trust preferred interest payment in arrears was $1.0 million and has been recorded in interest expense and accrued interest payable.
Tax Lien Operations
Crusader Servicing Corporation
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. At September 30, 2010, total assets of CSC were $13.0 million. Included in total assets is $1.9 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, CSC entered into a partnership with SMI, ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount. As a result of the recent deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired by approximately $2.5 million. During 2009, the loan was impaired by an additional $500,000. CSC charged-off $3.0 million related to this loan in 2009. There was no additional impairment in 2010. The outstanding SMI loan balance was $1.9 million at September 30, 2010 compared to $2.5 million at December 31, 2009.
Business results: Net interest income of CSC for the quarter ended September 30, 2010, amounted to $228,000 which resulted in a decline of $2,000, from the comparable quarter of 2009. Net interest income for the first nine months of 2010 decreased $220,000 from $720,000 for the first nine months of 2009 to $500,000 due to the liquidation of the portfolio. Net income for CSC for the three and nine months ended September 30, 2010, was $61,000 and $106,000, respectively, compared to a net loss of $113,000 and $482,000, respectively, for the comparable periods of 2009. The improvement in net income for the three and nine months ended September 30, 2010 was largely driven by a reduction in provision for lien losses. At September 30, 2010, total assets of CSC were $13.0 million, of which $12.4 million was held in tax liens. The allowance for lien loss was $149,000 at September 30, 2010.
Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and in accordance with the provisions of Regulation W. At September 30, 2010, the amount due Royal Bank from CSC was $11.1 million.
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
Business results: Net interest income of RTL of $1.6 million for the quarter ended September 30, 2010, increased $69,000, or 4.1%, for the comparable quarter of 2009 largely due to increased interest on certificates and penalty income year over year associated with an increase in the average tax liens outstanding. For the first nine months of 2010, net interest income of $4.7 million increased $450,000, or 10.6%, above the comparable period of 2009 due to the growth in tax liens year over year. Net income for RTL of $819,000 for the quarter ended September 30, 2010 increased $32,000, or 4.1%, from the comparable quarter of 2009 due to an increase in tax liens year over year. For the nine months ended 2010 net income for RTL of $2.4 million amounted to an increase of $76,000, or 3.3%, above the comparable period of 2009 again due to the growth in average tax liens outstanding for RTL over the past year. At September 30, 2010, total assets of RTL were $90.2 million, of which the majority was held in tax liens as compared to total assets at December 31, 2009 of $88.9 million, of which the majority was held in tax liens.
Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and in accordance with the provisions of Regulation W. At September 30, 2010, the amount due Royal Bank from RTL was $84.9 million.
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
Business results: At September 30, 2010 and December 31, 2009, total assets of RIA prior to consolidation under ASC Topic 810 were $4.9 million and $8.6 million, respectively. For the quarter ended September 30, 2010, RIA had a net loss of $1.4 million compared to a net loss of $86,000 for the comparable period of 2009 while the net loss for the first nine months of 2010 amounted to $3.6 million compared to a net loss of $7,000 for the comparable nine months of 2009. The loss for the three months ended September 30, 2010 was attributable to a $1.7 million impairment recorded on real estate owned via equity investment as a result of a slowdown of unit sales. The loss for the nine months end September 30, 2010 was attributed to the $1.7 million impairment mentioned previously and a $2.5 million impairment recorded on a real estate joint venture during the second quarter of 2010 as a result of a significant reduction in the cash flows being generated from the property which has resulted in a reduction in the collateral value and the impairment mentioned above on the real estate owned via equity investment. Partially offsetting the $2.5 million impairment was a recovery of $968,000 from an investment in a real estate joint venture that was previously written off in 2007.
Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and in accordance with the provisions of Regulation W. At September 30, 2010, there were no outstanding loans from Royal Bank to RIA.

Leasing Segment
Royal Bank America Leasing, LP
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first nine months of 2010 and 2009, neither sales nor purchases of lease portfolios were material.
Business results : At September 30, 2010, total assets of Royal Leasing were $39.2 million, including $38.9 million in net leases, as compared to $37.8 million in assets at December 31, 2009. During the quarter ended September 30, 2010, Royal Leasing had net interest income of $602,000, an increase of $123,000 from the comparable period of 2009; provision for lease losses of $166,000 versus $462,000 in the comparable quarter of 2009; non-interest income of $124,000 as compared to $95,000 in the third quarter of 2009; and non-interest expense of $166,000 versus $46,000 for the third quarter of 2009. Royal Leasing recorded net income of $240,000 for the three months ended September 30, 2010 compared to net income of $43,000 for the comparable period in 2009. For the first nine months of 2010, Royal Leasing recorded net income of $368,000 compared to net income of $225,000 for the comparable period of 2009.
Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At September 30, 2010, the amount due Royal Bank from RBA Leasing was $38.0 million.
FINANCIAL CONDITION
Consolidated Assets
Total consolidated assets at September 30, 2010 were $1.1 billion, a decrease of $175.0 million, or 13.5%, from December 31, 2009. This decrease was attributed to a reduction of $102.5 million, or 23.4%, in AFS investments due primarily to the sales of investment securities and a $67.1 million, or 9.8%, decrease in net loans and leases partially offset by an increase of $17.1 million in cash and cash equivalents.
Cash and Cash Equivalents
Total cash and cash equivalents increased $17.1 million to $75.4 million at September 30, 2010 from $58.3 million at December 31, 2009, due to the sales of investment securities to provide additional liquidity to cover a significant amount of maturing retail certificates of deposit in the months of September and October of 2010 for Royal Bank.
Investment Securities
Total investment securities declined $102.5 million, or 23.4%, to $336.2 million at September 30, 2010, from the level at December 31, 2009. The decrease was primarily due to the sale of debt securities and government agencies to reduce credit risk and extension risk within the investment portfolio and provide funds for the payoff of maturing retail CDs, brokered CDs and FHLB advances. The sale of these investments was partially offset by the purchase of liquid, cash-flowing mortgage backed securities and U. S. government agency CMOs. FHLB stock was $11.0 million at both September 30, 2010 and December 31, 2009.

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
The AFS portfolio had gross unrealized losses of $615,000 at September 30, 2010, which recovered from gross unrealized losses of $5.6 million at December 31, 2009. During the third quarter and the first nine months of 2010, the Company recorded OTTI charges to earnings of $138,000 and $479,000, respectively related to a financial institution’s preferred stock, a private equity investment, a corporate bond and two trust preferred securities. For the nine months ended September 30, 2010, gross unrealized losses have improved for preferred stock, collateralized mortgage obligations, corporate bonds, trust preferred securities and other securities due to increased fair market values of the investments, sales of investment securities, and modest impairment charges that occurred during the first three quarters of 2010. Management expects full collection of cash flows on the unimpaired investments within the AFS portfolio. The AFS portfolio had a net unrealized gain of $7.7 million at September 30, 2010 compared to a net unrealized loss of $180,000 at December 31, 2010.
Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 16 — Comprehensive Income” to the Consolidated Financial Statements. When a loss is deemed to be other than temporary but the Company does not intend to sell the security and it is not more likely than not that the Company will have to sell the security before recovery of its cost basis, the Company will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.
The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Loans and Leases
Total loans and leases decreased $69.3 million, or 10.1%, from the $689.1 million (which includes loans and leases held for sale) at December 31, 2009 to $619.8 million at September 30, 2010. The decline was attributed mainly to balances being paid down, one large loan payoff of $8.2 million, charge-offs of $15.3 million, and transfers to OREO of $11.3 million. All major loan categories have declined since year end 2009 and only leases have experienced growth, which amounted to a modest $1.6 million during the first three quarters of 2010. The Company has become more selective in approving construction loans as well as commercial real estate loans given the existing loan concentration coupled with the current extremely weak housing market and commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans and owner occupied commercial real estate.

The following table represents loan balances by type:

	September 30,	December 31,
(In thousands)	2010	2009

Commercial and industrial	$88,567	$104,063
Construction	49,814	52,196
Land Development	60,097	66,878
Real Estate — residential	33,537	48,498
Real Estate — residential-mezzanine	—	2,480
Real Estate — non-residential	259,189	277,234
Real Estate — multi-family	15,544	22,017
Tax certificates	71,592	73,106
Leases	40,658	39,097
Other	1,422	2,173

Total gross loans and leases	$620,420	$687,742
Deferred fees, net	(643)	(878)

Total loans and leases before Royal loans held for sale	$619,777	$686,864

Royal Asian loans held for sale	(63,541)	—

Total loans and leases	$556,236	$686,864

Deposits
Total deposits, which are the primary source of funds, have decreased $138.3 million, or 15.7%, to $743.5 million at September 30, 2010, from December 31, 2009. The decline in deposits was primarily associated with a $130.9 million decrease in certificates of deposit, primarily brokered CDs, which have declined $108.0 million as a result of the redemption of brokered CDs that matured during the first three quarters of 2010. Retail time deposits decreased $22.9 million, or 6.0%, from year end 2009. Now, money market, and demand deposit accounts also declined by $8.5 million, or 4.0%. The Company has redeemed $108.0 million in brokered CDs in the last nine months and $128.0 million during the past five quarters as required under the regulatory Orders to reduce its reliance on non-core deposits.
The following table represents ending deposit balances by type:

	September 30,	December 31,
(In thousands)	2010	2009

Demand (non-interest bearing)	$63,163	$63,168
NOW	42,616	45,248
Money Markets	163,050	168,893
Savings	16,451	15,336
Time deposits (over $100)	130,101	141,652
Time deposits (under $100)	229,244	240,557
Brokered deposits	98,863	206,901

Total deposits before Royal Asian deposits held for sale	$743,488	$881,755

Royal Asian deposit held for sale	(66,793)	—

Total deposits	$676,695	$881,755

Borrowings
Total borrowings, which include short and long- term borrowings, have decreased $40.0 million, or 15.7%, to $214.2 million at September 30, 2010, from $254.2 million at December 31, 2009. This reduction is attributed to the payoff of $35.0 million in FHLB advances during the first three quarters of 2010 and the monthly payments on the amortizing borrowings. Management decided not to incur additional borrowings because of the FHLB 105% collateral delivery requirement applicable to Royal Bank, the FHLB’s suspension of its cash dividend and the requirement under the regulatory orders to reduce the level of non-core funding.
Obligations Related to Equity Investments in Real Estate
The Company consolidated into its balance sheet $0 and $3.7 million of debt at September 30, 2010 and December 31, 2009, respectively, related to a real estate equity investment of which none is guaranteed by the Company. The reduction was due to unit sales during the first six months of 2010 which was sufficient to payoff the senior debt lender.
Shareholders’ Equity
Consolidated shareholders’ equity declined $2.6 million, or 2.5%, to $101.7 million at September 30, 2010 from $104.3 million at December 31, 2009. The reduction was mainly associated with the year to date net loss of $8.4 million partially offset by an improvement of $5.4 million in other comprehensive loss at September 30, 2010. On February 20, 2009, the Company received approximately $30.4 million via the issuance of preferred stock under the Troubled Assets Relief Program (“TARP”) Capital Purchase Plan (“CPP”) established by the U.S. Treasury. Refer to the “Capital Adequacy” section for more information on the TARP funds.
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
Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of September 30, 2010, management believes that the Banks meet all capital adequacy requirements to which they are subject.
On July 15, 2009, Royal Bank agreed to enter into the Orders with each of the FDIC and the Department. As a result of these Orders, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met these requirements at September 30, 2010 and December 31, 2009.
The table below provides a comparison of the Company, Royal Bank, and Royal Asian’s risk-based capital ratios and leverage ratios for September 30, 2010 and December 31, 2009:

	As of September 30, 2010
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$132,307	17.03%	$62,138	8.00%	N/A	N/A
Royal Bank	108,503	15.42%	56,290	8.00%	$70,363	10.00%
Royal Asian	12,691	18.24%	5,568	8.00%	6,960	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$122,418	15.76%	$31,069	4.00%	N/A	N/A
Royal Bank	99,545	14.15%	28,145	4.00%	$42,218	6.00%
Royal Asian	11,800	16.95%	2,784	4.00%	4,176	6.00%

Tier I capital (to average assets, leverage)
Company (consolidated)	$122,418	10.62%	$46,098	4.00%	N/A	N/A
Royal Bank	99,545	9.45%	42,121	4.00%	$52,652	5.00%
Royal Asian	11,800	12.89%	3,661	4.00%	4,576	5.00%

	As of December 31, 2009
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Company (consolidated)	$141,854	15.45%	$73,446	8.00%	N/A	N/A
Royal Bank	111,412	13.37%	66,685	8.00%	$83,357	10.00%
Royal Asian	14,085	16.99%	6,630	8.00%	8,288	10.00%

Tier I capital (to risk-weighted assets)
Company (consolidated)	$130,145	14.18%	$36,723	4.00%	N/A	N/A
Royal Bank	100,772	12.09%	33,343	4.00%	$50,014	6.00%
Royal Asian	13,036	15.73%	3,315	4.00%	4,973	6.00%

Tier I capital (to average assets, leverage)
Company (consolidated)	$130,145	9.78%	$53,255	4.00%	N/A	N/A
Royal Bank	100,772	8.09%	49,810	4.00%	$62,262	5.00%
Royal Asian	13,036	12.52%	4,164	4.00%	5,205	5.00%
The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2009, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. At September 30, 2010, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. At September 30, 2010, Royal Asian met the criteria for a well capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%.
In connection with a recent bank regulatory examination, the FDIC notified Royal Bank that, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), the FDIC’s position is that revenue from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with US GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010 in accordance with US GAAP. However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes would affect Royal Bank’s and the Company’s capital ratios as shown below. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.

	For the three	For the nine
	months ended	months ended
(In thousands)	September 30, 2010	September 30, 2010

US GAAP net loss	$(2,680)	$(6,873)
Tax lien adjustment, net of noncontrolling interest	(7,740)	(7,740)

RAP net loss	$(10,420)	$(14,613)

	As reported under	As adjusted for
	US GAAP	RAP
Total capital (to risk-weighted assets)	15.42%	13.82%
Tier I capital (to risk-weighted assets)	14.15%	12.54%
Tier I capital (to average assets, leverage)	9.45%	8.33%
The Company has filed the Consolidated Financial Statements for Bank Holding Companies — FR Y-9C (“FR Y-9C”) as of September 30, 2010 consistent with GAAP and the FR Y- 9C instructions. In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the three	For the nine
	months ended	months ended
(In thousands)	September 30, 2010	September 30, 2010

US GAAP net loss	$(2,795)	$(8,406)
Tax lien adjustment, net of noncontrolling interest	(7,740)	(7,740)

RAP net loss	$(10,535)	$(16,146)

	As reported under	As adjusted for
	US GAAP	RAP
Total capital (to risk-weighted assets)	17.03%	15.37%
Tier I capital (to risk-weighted assets)	15.76%	14.10%
Tier I capital (to average assets, leverage)	10.62%	9.61%
On February 20, 2009, as part of the voluntary CPP established by the Treasury, the Company issued to Treasury 30,407 shares of Series A Preferred Stock. In conjunction with the purchase of the Series A Preferred Stock, Treasury received a warrant to purchase 1,104,370 shares of the Company’s Class A common stock. The aggregate purchase price for the Series A Preferred Stock and the Warrant was $30.4 million in cash. The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may generally be redeemed by the Company at any time following consultation with its primary banking regulators. The warrant issued to Treasury has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.13 per share of the common stock.
LIQUIDITY & INTEREST RATE SENSITIVITY
Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios. The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%. At September 30, 2010, the Company’s liquidity ratios well exceeded the policy minimums. The high liquidity level at September 30, 2010 is due to the anticipated redemption of brokered certificates of deposits and FHLB borrowing maturities of $9.8 million and $22.5 million, respectively, in the fourth quarter of 2010.
On August 13, 2009, the Company’s board of directors determined to suspend the regular quarterly cash dividends on the Series A Preferred Stock issued to the Treasury. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance. The board of directors also suspended interest payments on its $25.8 million of outstanding trust preferred securities. The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities. However, the Company believes this decision will better support the capital position of Royal Bank. As of September 30, 2010, the trust preferred interest payment in arrears was $1.0 million and has been recorded in interest expense and accrued interest payable. As of September 30, 2010, the Series A Preferred stock dividends in arrears were $2.0 million, comprised of $1.9 million in dividends and $70,000 in interest, which have not been recognized in the consolidated financial statements. The Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid in the event the Company fails to pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive). The Company will miss the sixth dividend payment due on November 16, 2010.
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
The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2010:

	Days		1 to 5	Over 5	Non-rate
(In millions)	0-90	91-365	Years	Years	Sensitive	Total

Assets
Interest-bearing deposits in banks	$53.1	$—	$—	$—	$22.3	$75.4
Investment securities:
Available for sale	26.6	61.4	184.2	50.4	13.6	336.2
Loans:
Fixed rate	29.6	59.0	236.2	27.5	—	352.3
Variable rate	214.1	52.1	1.5	—	(24.5)	243.2

Total loans	243.7	111.1	237.7	27.5	(24.5)	595.5
Other assets	—	19.5	—	—	91.1	110.6

Total Assets	$323.4	$192.0	$421.9	$77.9	$102.5	$1,117.7

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$63.2	$63.2
Interest bearing deposits	22.7	72.9	126.5	—	—	222.1
Certificate of deposits	85.9	240.2	123.0	9.1	—	458.2

Total deposits	108.6	313.1	249.5	9.1	63.2	743.5
Borrowings(1)	111.3	4.9	83.7	40.0	—	239.9
Other liabilities	—	—	—	—	32.6	32.6
Capital	—	—	—	—	101.7	101.7

Total liabilities & capital	$219.9	$318.0	$333.2	$49.1	$197.5	$1,117.7

Net interest rate GAP	$103.5	$(126.0)	$88.7	$28.8	$(95.0)

Cumulative interest rate GAP	$103.5	$(22.5)	$66.2	$95.0

GAP to total assets	9%	-11%

GAP to total equity	102%	-124%

Cumulative GAP to total assets	9%	-2%

Cumulative GAP to total equity	102%	-22%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At September 30, 2010, floating rate loans with floors and without floors were $129.3 million and $138.4 million, respectively.
REGULATORY ORDERS
FDIC Orders
On July 15, 2009, Royal Bank agreed to enter into the Orders with each of the FDIC and the Department. The material terms of the Orders are identical and require Royal Bank to: (i) have and retain qualified management, and notify the FDIC and the Department of any changes in Royal Bank’s board of directors or senior management; (ii) increase participation of Royal Bank’s board of directors in Royal Bank’s affairs by having the board assume full responsibility for approving Royal Bank’s policies and objectives and for supervising Royal Bank’s management; (iii) eliminate all assets classified as “Loss” and formulate a written plan to reduce assets classified as “Doubtful” and “Substandard” at its regulatory examination; (iv) develop a written plan to reduce delinquent loans, and restrict additional advances to borrowers with existing credits classified as “Loss,” “Doubtful” or “Substandard”; (v) develop a written plan to reduce Royal Bank’s commercial real estate loan concentration; (vi) maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) equal to or greater than 12%; (vii) formulate and implement written profit plans and comprehensive budgets for each year during which the Orders are in effect; (viii) formulate and implement a strategic plan covering at least three years, to be reviewed quarterly and revised annually; (ix) revise the liquidity and funds management policy and update and review the policy annually; (x) refrain from increasing the amount of brokered deposits held by Royal Bank and develop a plan to reduce the reliance on non-core deposits and wholesale funding sources; (xi) refrain from paying cash dividends without prior approval of the FDIC and the Department; (xii) refrain from making payments to or entering contracts with Royal Bank’s Holding Company or other Royal Bank affiliates without prior approval of the FDIC and the Department; (xiii) submit to the FDIC for review and approval an executive compensation plan that incorporates qualitative as well as profitability performance standards for Royal Bank’s executive officers; (xiv) establish a compliance committee of the board of directors of Royal Bank with the responsibility to ensure Royal Bank’s compliance with the Orders; and (xv) prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders. The Orders will remain in effect until modified or terminated by the FDIC and the Department.
The Orders do not restrict Royal Bank from transacting its normal banking business. Royal Bank continues to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Orders.
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

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department have approved the classified assets plan. No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs) plus OREO from $149.6 million at June 30, 2009 to $127.3 million at September 30, 2010.

3.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department have approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $24.9 million at September 30, 2010. Royal Bank’s non-accrual loans were $80.8 million and $75.5 million at June 30, 2009 and September 30, 2010, respectively.

4.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department have approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration from $289.1 million at June 30, 2009 to $233.9 million at September 30, 2010, which amounted to 215.5% of total capital and 234.9% of Tier 1 capital.

At September 30, 2010, total construction/land loans (“CL loans”) amounted to $104.0 million, or 95.9%, of total capital and 104.5% of Tier 1 capital. CL loans were approximately $24 million less than what was projected under the CRE concentration plan at year end 2009. Based on capital levels calculated under US GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under RAP (see discussions under “GAAP RAP Difference” under “Critical Accounting Policies, Judgments and Estimates” and “Capital Adequacy” in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 245.0%, 269.9%, 109.0% and 120.0%. Under RAP, Royal Bank would have a concentration in CL loans as defined in the Guidance.

5.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At September 30, 2010, based on capital levels calculated under US GAAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 15.42% and 9.45%, respectively. At September 30, 2010, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 13.82% and 8.33%, respectively. Please see discussion in “Capital Adequacy.”

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

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At October 1, 2010, Royal Bank had $77.9 million in cash on hand and $73.8 million in unpledged agency securities. At October 1, 2010, the liquidity to deposits ratio was 26.9% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 19.3% compared to Royal Bank’s 10% target.

9.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department have approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $128 million from $226.9 million at June 30, 2009 to $98.9 million at September 30, 2010. Borrowings declined $69.7 million from $283.9 million at June 30, 2009 to $214.2 million at September 30, 2010.

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
Federal Reserve Agreement
On March 17, 2010, the Company agreed to enter into the Federal Reserve Agreement with the Reserve Bank. The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s board of directors will, within 45 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report.
Recent Legislation Affecting the Financial Services Industry

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act significantly changes regulation of financial institutions and the financial services industry, including: creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing the responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing trust preferred securities as qualifying as Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing corporate governance changes. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including the Company, at this time. The Company is currently reviewing the provisions of the Dodd-Frank Act and assessing their probable impact on the Company and it operations.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the “Liquidity and Interest Rate Sensitivity” section of the “Management’s Discussion and Analysis of Financial Condition and Results Operations” of this Report is incorporated herein by reference.
ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2010.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. As previously discussed in the Company’s Form 10- K for the year ended December 31, 2008, on March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”) . The subpoena seeks certain documents and information relating to an ongoing investigation being conducted by the DOJ. Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are subjects of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
Item 1A. Risk Factors.
There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Default Upon Senior Securities.
None
Item 4. (Removed and Reserved).
Item 5. Other Information.
None
Item 6. Exhibits.
     (a)
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

10.1	Stock Purchase Agreement, dated as of August 26, 2010, between Royal Bancshares of Pennsylvania, Inc. and Royal Asian Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on August 27, 2010).

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 12, 2010.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 12, 2010.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 12, 2010.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 12, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. (Registrant)
Dated: November 12, 2010	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial and Accounting Officer