Form 10-K
period 2010-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2011-03-31
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $15,428,819 based on the June 30, 2010 closing price of the Registrant’s Common Stock of $3.00 per share.
As of February 28, 2011, the Registrant had 11,359,788 and 2,082,930 shares outstanding of Class A and Class B common stock, respectively.
Documents Incorporated by Reference
Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on May 18, 2011—Part III.

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

PART I
ITEM 1. BUSINESS
Royal Bancshares of Pennsylvania, Inc.
Royal Bancshares of Pennsylvania, Inc. (the “Company”), is a Pennsylvania business corporation and a two bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company is supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Its legal headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by the Company and were exchanged on a one-for-one basis for common stock of the Company. On July 17, 2006, Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking (the “Department”) and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. On December 30, 2010, the Company completed the sale of all of the outstanding common stock of Royal Asian to an ownership group led by the President and Chief Executive Officer of Royal Asian.
The principal activities of the Company are supervising Royal Bank which engages in general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania, southern New Jersey, and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities. On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and provide comprehensive umbrella liability coverage for the Company and its affiliates. During the fourth quarter of 2010, Royal Captive Insurance was dissolved. The investments were sold for a gain of approximately $8,000, $2.0 million was paid to the Company as a dividend, and the remaining funds, in the approximate amount of $500,000, were transferred to the Company.
At December 31, 2010, the Company had consolidated total assets of approximately $980.6 million, total deposits of approximately $693.9 million and shareholders’ equity of approximately $84.1 million. The Company’s two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”).
The Company has three reportable operating segments, “Community Banking”, “Tax Liens” and “Equity Investments”; and one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments, “Leasing”. The Equity Investments are consolidated under ASC Topic 810 as described in “Note 20 — Segment Information” of the Notes to Consolidated Financial Statements in Item 8 of this Report.
Regulatory Actions
FDIC Orders
On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the FDIC and the Department. The material terms of the Orders are identical and require Royal Bank to: (i) have and retain qualified management, and notify the FDIC and the Department of any changes in Royal Bank’s board of directors or senior management; (ii) increase participation of Royal Bank’s board of directors in Royal Bank’s affairs by having the board assume full responsibility for approving Royal Bank’s policies and objectives and for supervising Royal Bank’s management; (iii) eliminate all assets classified as “Loss” and formulate a written plan to reduce assets classified as “Doubtful” and “Substandard” at its regulatory examination; (iv) develop a written plan to reduce delinquent loans, and restrict additional advances to borrowers with existing credits classified as “Loss,” “Doubtful” or “Substandard”; (v) develop a written plan to reduce Royal Bank’s commercial real estate loan concentration; (vi) maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) equal to or greater than 12%; (vii) formulate and implement written profit plans and comprehensive budgets for each year during which the Orders are in effect; (viii) formulate and implement a strategic plan covering at least three years, to be reviewed quarterly and revised annually; (ix) revise the liquidity and funds management policy and update and review the policy annually; (x) refrain from increasing the amount of brokered deposits held by Royal Bank and develop a plan to reduce the reliance on non-core deposits and wholesale funding sources; (xi) refrain from paying cash dividends without prior approval of the FDIC and the Department; (xii) refrain from making payments to or entering contracts with Royal Bank’s Holding Company or other Royal Bank affiliates without prior approval of the FDIC and the Department; (xiii) submit to the FDIC for review and approval an executive compensation plan that incorporates qualitative as well as profitability performance standards for Royal Bank’s executive officers; (xiv) establish a compliance committee of the board of directors of Royal Bank with the responsibility to ensure Royal Bank’s compliance with the Orders; and (xv) prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders. The Orders will remain in effect until modified or terminated by the FDIC and the Department.
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

A Regulatory Compliance Committee comprised of outside directors and management was created in the third quarter of 2009. The purpose of the Committee is to monitor compliance with the Orders. Royal Bank had previously completed an internal assessment of senior management’s qualifications and had submitted the report to the FDIC and the Department for their review.

2.	Reduction of Classified Assets

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department approved the classified assets plan. No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing classified loans, which includes loans held for sale, and OREO from $149.6 million at June 30, 2009 to $109.9 million at December 31, 2010.

3.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $12.2 million at December 31, 2010. Royal Bank’s non-accrual loans held for investment were $80.8 million and $43.2 million at June 30, 2009 and December 31, 2010, respectively.

4.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale, from $289.1 million at June 30, 2009 to $214.1 million at December 31, 2010, which amounted to 207.7% of total capital and 225.9% of Tier 1 capital, respectively as of such dates. At December 31, 2010, total construction/land loans (“CL loans”), which includes loans held for sale, amounted to $93.2 million, or 90.5%, of total capital and 98.4% of Tier 1 capital. CL loans were approximately $20 million less than what was projected under the CRE concentration plan at year end 2010. Based on capital levels calculated under US GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under regulatory accounting principles (“RAP”), (see discussion under “Capital Adequacy” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 239.6%, 263.5%, 104.3% and 114.8%. Under RAP, Royal Bank would have a concentration in CL loans as defined in the Guidance.

5.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At December 31, 2010, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 13.76% and 8.03%, respectively. At December 31, 2010, based on capital levels calculated under US GAAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 15.86% and 9.24%, respectively. Please see discussion in “Capital Adequacy” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

6.	Budget Plan

Royal Bank submitted to the FDIC and the Department a revised 2010 budget and profit plan required under the Orders. The FDIC and the Department approved the 2010 budget and profit plan. In addition, Royal Bank has submitted to the FDIC and the Department a 2011 budget and profit plan.

7.	Strategic Plan

Royal Bank submitted to the FDIC and the Department a three-year strategic plan required under the Orders. The FDIC and the Department approved the three-year strategic plan. The Board of Directors and senior management are executing the strategic plan and will incorporate any modifications as deemed necessary by our regulators. Additionally, Royal Bank submitted a three-year strategic plan to the FDIC and Department covering 2011 through 2013.

8.	Liquidity and Funds Management

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At December 31, 2010, Royal Bank had $51.7 million in cash on hand and $95.0 million in unpledged agency securities. At December 31, 2010, the liquidity to deposits ratio was 31.4% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 24.2% compared to Royal Bank’s 10% target.

9.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $137.8 million from $226.9 million at June 30, 2009 to $89.1 million at December 31, 2010. Borrowings declined $129.0 million from $283.9 million at June 30, 2009 to $154.9 million at December 31, 2010.

10.	Cash Dividends and other Payments to the Company

Royal Bank will seek approval from the FDIC and the Department prior to declaring a cash dividend to the Company and prior to making payments or entering into new contracts with our affiliates.

11.	Executive Compensation

Royal Bank submitted to the FDIC an executive compensation plan (“compensation plan”) required under the Orders. The FDIC approved the compensation plan. Royal Bank was not required to submit the compensation plan to the Department.
Royal Bank has submitted all required quarterly reports to the FDIC and the Department detailing the actions taken to maintain compliance with the Orders as of the date of this Report.
Federal Reserve Agreement
On March 17, 2010, the Company agreed to enter into a written agreement (“the Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and Royal Bank, the adequacy of Royal Bank’s capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and Royal Bank’s future capital requirements; supervisory requests for additional capital at Royal Bank or the requirements of any supervisory action imposed on Royal Bank by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to Royal Bank; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s board of directors will, within 45 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. The Company has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report.

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
Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and New Jersey. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from fifteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services. In the past, Royal Bank had frequently conducted business with clients located outside of its service area. Royal Bank has loans in twenty-four states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.
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

Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act of 1999, which give a broader range of products with which Royal Bank must compete. Management believes this statute further narrowed the differences and intensified competition among commercial banks, investment banks, insurance firms and other financial services companies. The Company has not elected financial holding company status.
Employees: Royal Bank employed approximately 155 persons on a full-time equivalent basis as of December 31, 2010.
Deposits: At December 31, 2010, total deposits of Royal Bank were distributed among demand deposits (8%), money market deposit, savings and Super NOW accounts (34%) and time deposits (58%). At year-end 2010, deposits decreased $125.1 million to $697.3 million, from year-end 2009, or 15%. NOW and money market accounts decreased $3.6 million while time deposits decreased $120.0 million. Included in Royal Bank’s deposits are approximately $3.3 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.
Lending: At December 31, 2010, Royal Bank had a total net loan portfolio of $475.7 million, representing 49% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans. At year-end 2010, loans decreased $116.1 million from year end 2009.
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
On August 26, 2010, the Company announced that it had entered into a stock purchase agreement with an investment group to purchase all of the outstanding common stock of Royal Asian owned by the Company. The sale of Royal Asian was completed on December 30, 2010.
Non-Bank Subsidiaries
On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary. Its legal headquarters is 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19899. RID buys, holds and sells investment securities. At December 31, 2010, total assets of RID were $29.1 million, of which $606,000 was held in cash and cash equivalents and $6.0 million was held in investment securities. RID had net interest income of $779,000 and $1.2 million for 2010 and 2009, respectively. Non-interest income for 2010 was a loss of $158,000 compared to a loss of $5.8 million for 2009. During 2010, RID recorded a $158,000 loss on the sale of investment securities.
During 2009, RID recorded $5.5 million in impairment charges on investment securities of which $3.8 million was related to a managed common stock portfolio, and recorded investment losses of $353,000. During the third quarter of 2009, the Company sold the managed common stock portfolio and minimized additional losses to $130,000, or 1% of their aggregate cost. RID’s net income for 2010 was $382,000  compared to a net loss of $5.1 million in 2009. Royal Bank has previously extended loans to RID, secured by securities and as per the provisions of Regulation W. During the third quarter of 2009, RID paid off the $9.4 million loan from Royal Bank. In addition, RID paid a $2.5 million dividend to Royal Bancshares in the third quarter of 2010 and a $10.0 million dividend to Royal Bancshares during the third quarter of 2009. The amounts above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. On February 2, 2007, due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank continues acquiring tax liens through its subsidiary, Royal Tax Lien Services, LLC (“RTL”) which was formed in November 2006. At December 31, 2010, total assets of CSC were $11.5 million. Included in total assets is $1.8 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, the Company entered into a partnership with SMI, ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended an $18 million line of credit to SMI, which was used by SMI to purchase tax lien portfolios at a discount. As a result of the deterioration in residential, commercial and land values principally in Alabama, management concluded that the loan was impaired based on an analysis of the portfolio in the fourth quarter of 2008. Through 2009, CSC charged-off $3.0 million related to this loan. There were no charge-offs related to SMI in 2010. The outstanding SMI loan balance was $1.8 million at December 31, 2010. In 2010, CSC had net interest income of $368,000 compared to $468,000 for 2009. The 2010 provision for loan and lease losses was $59,000 compared to $624,000 for 2009. The provision is mainly related to the SMI impairments mentioned above. For 2010 and 2009 other income was $338,000 and $179,000, respectively. Other income is mostly comprised of gain on sale of real estate owned (“REO”) properties. Other expense was $512,000 and $693,000 for 2010 and 2009, respectively. CSC recorded net income of $81,000 in 2010 compared to a net loss of $402,000 in 2009. The 2009 loss was impacted by the increase in the provision for loan and lease losses.
On June 23, 2003, the Company, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation. At December 31, 2010, total assets of RIA prior to consolidation under ASC Topic 810 were $4.0 million. During 2010, RIA had a net loss of $4.5 million compared to net income of $709,000 for 2009. The net loss in 2010 was primarily a result of a $2.6 million impairment recorded on an equity real estate investment and a $2.5 million impairment recorded on a real estate joint venture.
On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of trust preferred securities.
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Its legal headquarters is located at 550 Township Line Road, Blue Bell, Pennsylvania 19422. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During 2010 and 2009, neither sales nor purchases of lease portfolios were material. At December 31, 2010, total assets of Royal Leasing were $38.0 million. For 2010, Royal Leasing had net interest income of $2.5 million, a 39% increase from $1.8 million for 2009. For 2010 provision for lease losses was $834,000 million compared to $1.3 million for 2009. The decrease in the provision was primarily related to improvement in the leasing portfolio year over year. Other income decreased $25,000 from $390,000 for 2009 to $365,000 for 2010. Other expense was $803,000 and $335,000 for 2010 and 2009, respectively. The increase in other expense was related to $472,000 in distribution of management fees. Royal Leasing recorded net income of $547,000 for the year ended December 31, 2010 compared to a $382,000 for the year ended December 31, 2009.
On October 1, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed RBA Capital, LP (“RBA Capital”). Royal Bank held a 60% ownership interest in RBA Capital and its legal headquarters was located at 150 North Radnor Chester Road, Radnor, Pennsylvania 19087. RBA Capital was formed to lend to lenders on a re-discounted basis, which indicates the main business line of RBA Capital was the extension of loans to other lenders. These other lenders were not typically financial institutions, but rather individuals, smaller corporations, or partnerships that make small loans including, but not limited to, loans to contractors, home buyers or the purchasers of smaller, owner occupied, commercial real estate buildings. RBA Capital on occasion referred loans to Royal Bank, or for certain larger loans it originated, participated with Royal Bank in the loan. Royal Bank paid RBA Capital a referral fee for loans referred from RBA Capital or for loans participated with RBA Capital. All transactions between Royal Bank and RBA Capital were on commercially reasonable terms at market rates and terms that would be paid, received or granted by unrelated third-parties. During the fourth quarter of 2008, management decided to wind down the operation of RBA Capital and during 2009 took 100% ownership of the Company, which is currently managed as a separate division of Royal Bank.
On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute. At December 31, 2010, total assets of RTL were $89.1 million compared to $88.9 million at December 31, 2009. Tax certificates outstanding slightly increased $600,000 from $63.1 million at December 31, 2009 to $63.7 million at December 31, 2010. For 2010, RTL had net interest income of $5.8 million compared to $5.0 million for 2009. Provision for loan and lease losses was $70,000 compared to $0 for 2010 and 2009, respectively. Other expense decreased $1.0 million from $2.2 million for 2009 to $1.2 million for 2010 primarily due to a decline in legal and professional fees. Net income for 2010 grew $839,000 from $2.1 million for 2009 to $2.9 million for 2010. During the fourth quarter of 2010, the President of RTL resigned from his position with the Company. He presently retains his equity interest in the Company and continues on the board of managers of RTL. The duties of the President of RTL have been assumed by another officer of the Company.
On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary. Royal Captive Insurance was formed to insure commercial property and comprehensive umbrella liability for the Company and its affiliates. During the fourth quarter of 2010, Royal Captive Insurance was dissolved. The investments were sold for a gain of approximately $8,000, $2.0 million was paid to the Company as a dividend, and the remaining funds, in the approximate amount of $500,000, were transferred to the Company.
On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank. At December 31, 2010, Royal Preferred LLC had total assets of approximately $21 million.
Website Access to Company Reports
We post publicly available reports required to be filed with the SEC on our website, www.royalbankamerica.com, as soon as reasonably practicable after filing such reports with the SEC. The required reports are available free of charge through our website. Information available on our website is not part or incorporated by reference into this Report or any other report filed by this Company with the SEC.

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
Future Acquisitions
The Company’s acquisition strategy consists of identifying financial institutions, insurance agencies and other financial companies with business philosophies that are similar to our business philosophies, which operate in strong markets that are geographically compatible with our operations, and which can be acquired at an acceptable cost. In evaluating acquisition opportunities, we generally consider potential revenue enhancements and operating efficiencies, asset quality, interest rate risk, and management capabilities. The Company currently has no formal commitments with respect to future acquisitions.
Concentrations, Seasonality
The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate. The Company has seen a deterioration in economic conditions as it pertains to real estate loans. Construction and land, non-residential real estate, and commercial loans represent 46%, 23% and 14%, respectively of the $43.2 million in non-accrual loans held for investment at December 31, 2010. The business of the Company and its subsidiaries is not seasonal in nature.
Environmental Compliance
The Company and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2010, and are not expected to have a material effect on such expenditures, earnings or competitive position in 2011.
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
Royal Bank
As previously mentioned under “Regulatory Actions”, Royal Bank is operating under the Orders with the FDIC and the Department. The deposits of Royal Bank are insured by the FDIC. Royal Bank is subject to supervision, regulation and examination by the Department and by the FDIC. In addition, Royal Bank is subject to a variety of local, state and federal laws that affect its operation.

The Department and the FDIC routinely examine Pennsylvania state-chartered, non-member banks such as Royal Bank in areas such as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather than the Company’s shareholders.
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
From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Royal Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of Royal Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Royal Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.
Under the Bank Secrecy Act (“BSA”), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions in any one day of which the banks are aware that exceed $10,000 in the aggregate. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

Federal Deposit Insurance Corporation Improvement Act of 1991
General: The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDIC Improvement Act”) includes several provisions that have a direct impact on Royal Bank. The most significant of these provisions are discussed below.
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
Under current regulations, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level. Under the Orders as described in “Regulatory Action” under “Item 1 — Business” of this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. Royal Bank has met all of the capital ratio requirements under the Orders.
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
The guidelines provide exceptions to the LTV ratios for government-backed loans; loans facilitating the sale of real estate acquired by the lending institution in the normal course of business; loans where Royal Bank’s decision to lend is not based on the offer of real estate as collateral and such collateral is taken only out of an abundance of caution; and loans renewed, refinanced, or restructured by the original lender to the same borrower, without the advancement of new money. The regulation also allows institutions to make a limited amount of real estate loans that do not conform to the proposed LTV ratios. Under this exception, Royal Bank would be allowed to make real estate loans that do not conform to the LTV ratio limits, up to an amount not to exceed 100% of their total capital.
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
GLBA also expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Pennsylvania permits commercial banks chartered by the state to engage in any activity permissible for national banks, Royal Bank will be permitted to form subsidiaries to engage in the activities authorized by GLBA to the same extent as a national bank. In order to form a financial subsidiary, Royal Bank must be well-capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.
To the extent that GLBA permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and Royal Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and Royal Bank.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act significantly changes regulation of financial institutions and the financial services industry, including: creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing the responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing trust preferred securities as qualifying as Tier 1 capital (subject to certain exceptions and grandfather provisions for existing trust preferred securities); amending the Truth in Lending Act with respect to mortgage originations and establishing new minimum mortgage underwriting standards; strengthening the SEC’s powers to regulate securities markets; granting the Federal Reserve Board the power to regulate debit card interchange fees; allowing the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to offset the effect of increased assessments on insured depository institutions with assets of less than $10 billion; allowing financial institutions to pay interest on business checking accounts; and implementing provisions that affect corporate governance and executive compensation at all publicly traded companies.
It is difficult to predict at this time the specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
Regulation W
Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Sections 23A and 23B of Federal Reserve Act. The FDIC Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of Royal Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:
▪	To an amount equal to 10% of Royal Bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

▪	To an amount equal to 20% of Royal Bank’s capital and surplus, in the case of covered transactions with all affiliates.
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
Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of Royal Bank’s capital and surplus.
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
On October 14, 2008, the FDIC announced its temporary “Transaction Account Guarantee Program” (“TAGP”) which provides full coverage for non-interest bearing deposit accounts. Royal Bank was participating in the program which guaranteed all personal and business non-interest bearing checking accounts. This unlimited coverage expired on December 31, 2010. Additionally the FDIC temporarily raised the insurance limit from $100,000 to $250,000 per depositor until December 31, 2013. Participation in the TAGP added an additional twenty-five basis points to the Company’s total FDIC assessment for 2010.
On February 27, 2009, the FDIC’s Board of Directors voted to amend the restoration plan for DIF. Failures of FDIC-insured institutions had caused the reserve ratio of DIF to decline from 1.19 percent as of March 30, 2008, to 0.76 percent as of September 30, 2008. Consequently, the 2009 DIF assessment rates reflected an increase of seven to nine basis points and range from $0.07 for those institutions with the least risk, up to $0.775 for every $100 of insured deposits for institutions deemed to have the highest risk. In May 2009, the Board imposed a five basis point emergency special assessment for every $100 of insured deposits on June 30, 2009. Royal Bank’s emergency special assessment was $601,000 and was collected on September 30, 2009. Additionally, in November 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC insurance premiums payable on December 30, 2009. The FDIC exempted Royal Bank from making this prepayment of approximately $11.8 million.
Beginning with the second quarter of 2011, as mandated by the recently enacted Dodd-Frank Act, the assessment base that the FDIC will use to calculate assessment premiums will be a bank’s average assets minus average tangible equity. As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low or 2.5 basis points to a high of 45 basis points, per $100 of assets; however, the dollar amount of the actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas begin in the second quarter of 2011, but do not affect Royal Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.
In addition to deposit insurance, Royal Bank is also subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. For the first quarter of 2011, the Financing Corporation’s assessment for Royal Bank (and all other banks), is an annual rate of $.0102 for each $100 of deposits. The Financing Corporation bonds are expected to be paid off between 2017 and 2019.
Other Legislation/Regulatory Requirements
Capital Framework and Basel III
The Basel Committee on Banking Supervision and the Financial Stability Board, which was established by the Group of 20 (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency, have both committed to raise capital standards and liquidity buffers within the banking system. On September 12, 2010, the G-20 Governors and Heads of Supervision agreed to the phase-in of Basel III with full implementation by January 2015 of the following minimum capital requirements: minimum tier 1 equity ratio of 6% (subject to an additional capital conservation buffer of potentially of 2.5% and 5% with implementation by January 2019 imposed by regulatory agencies during periods of excess aggregate credit growth), and minimum total capital to risk-weighted assets of 8%, subject to new deductions and adjustments to Tier 1 common equity. The G-20 endorsed Basel III on November 12, 2010. The U.S. financial regulatory agencies have indicated informally that they generally support Basel III and expect to propose regulations implementing Basel III in mid 2011 with final adoption of implementing regulations in mid 2012. Additionally, the Basel Committee is considering further amendments beyond the final framework that include more stringent capital requirements for “globally systemically important financial institutions”. The Company believes that our current capital levels already exceed the Basel III capital requirements.
In addition to the Federal Deposit Insurance Reform Act described above, the Financial Services Regulatory Relief Act of 2006 was also enacted. This legislation is a wide ranging law that affects many previously enacted financial regulatory laws. The overall intent of the law is to simplify regulatory procedures and requirements applicable to all banks, and to conform conflicting provisions. The Relief Act conforms a number of separate statutes to provide equal definitions and treatment for national banks, state banks, and for federal savings banks in a number of respects. The law streamlines certain reporting requirements, and provides for bank examinations on an 18 month schedule for smaller banks that qualify. The law also authorizes the Federal Reserve to pay interest to banks for the required deposit reserves maintained by banks at the Federal Reserve, but such interest would not begin to be paid until 2012. While this law has many facets that should benefit Royal Bank overall, the individual provisions of this law are not considered currently material to Royal Bank when considered alone.
Congress is currently considering major financial industry legislation, and the federal banking agencies routinely propose new regulations. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business or the business of Royal Bank in the future.
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
The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on its reserve requirements, deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect Royal Bank’s operations in the future. The effect of such policies and regulations upon the future business and earnings of Royal Bank cannot be predicted.
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
Available Information
Upon a shareholder’s written request, a copy of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act Rule 13a-1, may be obtained without charge from our Chief Executive Officer, Royal Bancshares of Pennsylvania, Inc. 732 Montgomery Avenue, Narberth, Pennsylvania 19072 or on our website www.royalbankamerica.com.
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
Our success as a business is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the Orders and the Federal Reserve Agreement limits and impacts our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the Orders and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending; however, our ability to expand into potentially attractive commercial real estate or construction loans at this time would most likely be limited. Our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be potentially impacted and thereby limit liquidity alternatives. Royal Bank’s ability to pay dividends to the Company, which provides funding for cash dividends to the Company’s shareholders, will be limited as a result of the Orders. Moreover, the Company is prohibited from paying cash dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. Our ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the

Orders. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the Orders and the Federal Reserve Agreement.
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
Our non-residential real estate and construction and land development loan portfolio held for investment was $284.1 million at December 31, 2010 comprising 57% of total loans. Non-residential real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals. While we believe that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property. As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general. The remaining loans in the portfolio are commercial or industrial loans. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions. Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.
Further, under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise be expected to maintain as a result of Royal Bank’s commercial real estate loans, which may require the Company to obtain additional capital sooner than it would otherwise seek it, which may reduce shareholder returns.
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
Our current level of non-performing loans and future growth may require us to raise additional capital but that capital may not be available.
We are required by regulatory authorities to maintain adequate capital levels to support our operations. We anticipate that our current capital will satisfy our regulatory requirements for the foreseeable future. However, in order to maintain our well-capitalized status and to support future growth we may need to raise capital. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Under the Orders as described in “Regulatory Actions” under “Item 1 — Business” of this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. In addition, on February 20, 2009, we issued 30,407 shares of Fixed Rate Cumulative Preferred Stock, Series A, to the United States Department of Treasury under its TARP Capital Purchase Program, The Series A Preferred Stock issued to Treasury has a liquidation preference of $1,000 per share and contains other provisions, including restrictions on the payment of dividends on common stock and on repurchases of any shares of preferred stock ranking equal to or junior to the Series A Preferred Stock or common stock while the Series A Preferred Stock is outstanding, which provisions may make it more difficult to raise additional capital on favorable terms while the Series A Preferred Stock is outstanding. Therefore, we may be unable to raise additional capital, or to raise capital on terms acceptable to us. If we cannot raise additional capital when required, our ability to further expand operations through both internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional capital, the existing shareholders are subject to dilution.
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
Since the Company has failed to pay dividends on the Series A Preferred Stock for a total of six quarterly dividend periods (whether or not consecutive), the Treasury currently has the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid. Otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights.
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
We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of our assets are held by our direct and indirect subsidiaries. Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries. Our banking subsidiary, Royal Bank is our primary source of dividends. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2010, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Under the Orders as described in “Regulatory Actions” under “Item 1 — Business” of this Report, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.
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
The Company achieved significant growth in the loan portfolio until two years ago. Because the Company’s retail deposits had not grown at similar rates, our funding sources were supplemented to include the national market (brokered CDs) to attract additional funds. During an environment when interest rates are rising and the related U.S.

Treasury interest rate curve is flattening, the use of this funding source may result in an increase in interest costs disproportionate to loan yields. This could result in reduced net interest income. During the past 18 months, loan balances have declined and the Company has reduced the outstanding amount of brokered CDs by $138 million, or 61%, in order to reduce this risk.
Our ability to manage liquidity is always critical in our operation, but more so today given the uncertainty within the capital markets.
We monitor and manage our liquidity position on a regular basis to insure that adequate funds are in place to manage the day to day operations and to cover routine fluctuations in available funds. However, our funding decisions can be influenced by unplanned events. These unplanned events include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. The Federal Home Loan Bank of Pittsburgh had imposed an over collateralized delivery requirement of 105% on Royal Bank as a result of Royal Bank’s level of non-performing assets and losses incurred in 2009. The available amount for future borrowings will be based on the amount of collateral to be pledged. We have a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, we are not certain that those sources of liquid funds will be available in the future when required. As a result, loan growth may be curtailed to maintain adequate liquidity, loans may need to be sold in the secondary market, investments may need to be sold or deposits may need to be raised at above market interest rates to maintain liquidity.
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
On July 21, 2010, the Dodd-Frank Act was enacted into law. The Dodd-Frank Act significantly changes regulation of financial institutions and the financial services industry, including the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation and the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws. The regulatory changes include, among other things, permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing trust preferred securities as qualifying as Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; strengthening the SEC’s powers to regulate securities markets; granting the Federal Reserve Board the power to regulate debit card interchange fees; allowing financial institutions to pay interest on business checking accounts; and implementing provisions that affect corporate governance at all publicly traded companies. These changes are expected to impact our compliance costs resulting from significant changes in our policies and procedures. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the Company, at this time.
On October 3, 2008, EESA became law. EESA, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under TARP. The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is not covered by deposit insurance premiums paid by the banking industry.
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
Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 57% of Class A common stock and 87% of Class B common stock as of February 28, 2011. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors.

The directors and executive officers may vote to cause the Company to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Royal Bank has fifteen banking offices, which are located in Pennsylvania and New Jersey.

15th Street Office	Bala Plaza Office (3)	Bridgeport Office (1)
30 South Street	231 St. Asaph's Road	105 W. 4th Street
Philadelphia, PA 19102	Bala Cynwyd, PA 19004	Bridgeport, PA 19406

Castor Office (1)	Fairmont Office (1)	Grant Avenue Office (1)
6331 Castor Avenue	401 Fairmont Avenue	1650 Grant Avenue
Philadelphia, PA 19149	Philadelphia, PA 19123	Philadelphia, PA 19115

Henderson Road Office	Jenkintown Office (1)	King of Prussia Office (1)
Biedler and Henderson Roads	600 Old York Road	655 West DeKalb Pike
King of Prussia, PA 19406	Jenkintown, PA 19046	King of Prussia, PA 19406

Narberth Office (1)	Narberth Training Center (1)(2)	Phoenixville Office (1)
732 Montgomery Avenue	814 Montgomery Avenue	808 Valley Forge Road
Narberth, PA 19072	Narberth, PA 19072	Phoenixville, PA 19460

Shillington Office	Trooper Office (1)	Turnersville Office
516 East Lancaster Avenue	Trooper and Egypt Roads	3501 Black Horse Pike
Shillington, PA 19607	Trooper, PA 19401	Turnersville, NJ 08012

Villanova Office	Walnut Street Office	Storage Facility (1)
801 East Lancaster Avenue	1230 Walnut Street	3836 Spring Garden Street
Villanova, PA 19085	Philadelphia, PA 19107	Philadelphia, PA 19104

(1)	Owned

(2)	Used for employee training

(3)	Loan production office
Royal Bank owns eleven of the above properties. The remaining seven properties are leased with expiration dates between 2011 and 2021. During 2010, Royal Bank made aggregate lease payments of approximately $767,000. During 2010. Royal Asian made aggregate lease payments of approximately $501,000. The Company believes that all of its properties are attractive, adequately insured, and well maintained and are adequate for Royal Bank’s purposes.
ITEM 3. LEGAL PROCEEDINGS
Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position or results of operations of the Company. There are no proceedings pending other than routine litigation incident to the business of the Company.
As described under “Item 1 — Business” of this Report, Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. On March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena seeks certain documents and information relating to an ongoing investigation being conducted by the DOJ. It is possible that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputational risk due to negative publicity. However, Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are subjects of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
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
The following table shows the range of high and low closing prices for the Company’s stock as reported by NASDAQ.

Closing Prices
2010	High	Low
First Quarter	$2.77	$1.24
Second Quarter	4.17	2.46
Third Quarter	3.01	1.74
Fourth Quarter	2.04	1.29

2009	High	Low
First Quarter	$4.25	$2.05
Second Quarter	2.65	1.71
Third Quarter	2.10	1.40
Fourth Quarter	1.80	1.05
The approximate number of recorded holders of the Company’s Class A and Class B Common Stock, as of February 28, 2011, is shown below:

Title of Class	Number of record holders
Class A Common stock	275
Class B Common stock	138
Dividends
Subject to certain limitations imposed by law or the Company’s articles of incorporation, the Board of Directors of the Company may declare a dividend on shares of Class A or Class B Common Stock.

Stock dividends: On December 20, 2006, the board of directors of the Company declared a 5% stock dividend on both its Class A Common Stock and Class B Common Stock shares payable on January 17, 2007, to shareholders of record on January 3, 2007. The stock dividend resulted in the issuance of 526,825 additional shares of Class A common stock and 100,345 additional shares of Class B common stock. Future stock dividends, if any, will be at the discretion of the board of directors and will be dependent on the level of earnings and compliance with regulatory requirements. There were no stock dividends declared since 2006.
Cash Dividends: The Company paid cash dividends in the first two quarters of 2008 for holders of Class A Common Stock and for holders of Class B Common Stock. This resulted in a charge to retained earnings of approximately $4.0 million. In July 2008, the Company suspended cash dividends on its common stock to preserve capital and maintain liquidity in response to current financial and economic trends. The Company did not pay cash dividends on its common stock in 2010 and 2009.
Future dividends depend upon net income, capital requirements, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy. Cash necessary to fund dividends available for dividend distributions to the shareholders of the Company must initially come primarily from dividends paid by its direct and indirect subsidiaries, including Royal Bank to the Company. As a result of the Orders as described under “Regulatory Actions” in “Item 1 — Business” of this Report, Royal Bank must obtain approval from the FDIC and the Department prior to declaring a cash dividend to the Company. Therefore, the restrictions on Royal Bank’s dividend payments are directly applicable to the Company. Under the Pennsylvania Banking Code of 1965, as amended, Royal Bank places a restriction on the availability of capital surplus for payment of dividends.
Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may pay dividends only if after payment the Company would be able to pay its debts as they become due in the usual course of business and the total assets are greater than the sum of its total liabilities plus the amount that would be needed if the Company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. See “Note 14 — Shareholder’s Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.
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
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, the Company believes this decision will better support the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of December 31, 2010, the Series A Preferred stock dividend in arrears is $2.4 million, which has not been recognized in the consolidated financial statements.

COMMON STOCK PERFORMANCE GRAPH
The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2005, (with all dividends reinvested), in each of the following:
▪	Royal Bancshares of Pennsylvania, Inc. Class A common stock;

▪	The stock of all United States companies trading on the NASDAQ Global Market;

▪	Common stock of 2010 Peer Group consists of twenty banks headquartered in the Mid-Atlantic region, trade on the major exchange and have total assets between $750 million and $1.5 billion.

▪	SNL Bank and Thrift Index

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Royal Bancshares of Pennsylvania, Inc.	100.00	124.45	55.01	17.11	6.68	7.19
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank and Thrift	100.00	116.85	89.10	51.24	50.55	56.44
Royal Bancshares Peer Group*	100.00	111.18	85.91	70.56	63.63	68.05

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes in Item 8 of this Report:

Statement of Operations Data	For the years ended December 31,
(In thousands, except share data)	2010	2009	2008	2007	2006
Interest income	$57,262	$66,043	$72,764	$86,736	$93,006
Interest expense	25,994	37,439	38,109	48,873	46,372

Net interest income	31,268	28,604	34,655	37,863	46,634
Provision for loan and lease losses	22,140	20,605	21,841	13,026	1,803

Net interest income after loan and lease losses	9,128	7,999	12,814	24,837	44,831

Gain on sale of premises & equipment	156	—	1,991	—	—
Gain on sale of premises & equipment related to real estate owned via equity investments	667	1,817	1,679	1,860	3,036
Income from bank owned life insurance	379	1,099	1,233	875	847
Service charges and fees	1,266	1,419	1,186	1,348	1,404
Gains on sales related to real estate joint ventures	—	—	1,092	350	—
Income related to real estate owned via equity investments	564	1,302	965	1,384	3,591
Gains on sale of real estate	1,019	294	429	1,111	2,129
Gains on sale of loans	510	914	190	404	379
Gains (loss) on investment securities	1,290	1,892	(1,313)	5,358	383
Gain on sale of security claim	1,656	—	—	—	—
Other income	737	578	148	198	202

Other income, excluding other-than-temporary impairment losses	8,244	9,315	7,600	12,888	11,971

Total other than-temporary-impairment losses on investment securities	(566)	(13,431)	(23,388)	—	—
Portion of loss recognized in other comprehensive loss	87	2,390	—	—	—

Net impairment losses recognized in earnings	(479)	(11,041)	(23,388)	—	—

Total other income (loss)	7,765	(1,726)	(15,788)	12,888	11,971

(Loss) income before other expenses & income taxes	16,893	6,273	(2,974)	37,725	56,802
Non-interest expense
Salaries and benefits	11,591	12,235	15,044	12,215	13,451
Impairment related to OREO	7,374	4,537	—	—	—
Impairment related to real estate owned via equity investments	2,600	—	1,500	8,500	—
Expenses related to real estate owned via equity investments	529	907	966	1,590	1,606
Impairment related to real estate joint venture	1,552	—	—	5,927	—
Other	17,097	24,514	15,023	11,800	9,595

Total other expense	40,743	42,193	32,533	40,032	24,652

(Loss) income before tax expense (benefit)	(23,850)	(35,920)	(35,507)	(2,307)	32,150
Income tax expense (benefit)	—	474	2,643	(1,568)	10,015

Net (loss) income	$(23,850)	$(36,394)	$(38,150)	$(739)	$22,135

Less net income (loss) attributable to noncontrolling interest	243	1,402	(68)	(1,303)	567
Net (loss) income attributable to Royal Bancshares	(24,093)	(37,796)	(38,082)	564	21,568
Less Series A Preferred stock accumulated dividend and accretion	(1,970)	(1,672)	—	—	—
Net (loss) income available to common shareholders	(26,063)	(39,468)	(38,082)	564	21,568

Basic (loss) earnings per common share	$(1.97)	$(2.64)	$(2.86)	$0.04	$1.60

Diluted (loss) earnings per common share	$(1.97)	$(2.64)	$(2.86)	$0.04	$1.59

Balance Sheet Data	For the years ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Total Assets	980,626	1,292,726	1,175,586	1,278,475	1,356,311
Total average assets (2)	1,177,922	1,295,126	1,189,518	1,314,361	1,317,688
Loans, net	475,725	656,533	671,814	625,193	580,759
Total deposits	693,913	881,755	760,068	770,152	859,457
Total average deposits	791,026	857,742	724,384	869,884	761,267
Total borrowings (1)	180,723	283,601	313,805	339,251	301,203
Total average borrowings (1)	256,688	307,225	307,597	254,757	377,139
Total shareholders’ equity (3)	84,093	101,156	79,687	146,367	163,254
Total average shareholders’ equity	103,895	107,511	131,155	158,695	158,372
Return on average assets	2.04%	(3.20%)	0.04%	1.64%	1.68%
Return on average equity	(23.19%)	(29.04%)	0.36%	13.62%	22.01%
Average equity to average assets	8.82%	8.30%	11.03%	12.10%	12.02%
Dividend payout ratio	0.00%	0.00%	(10.52%)	2743.40%	66.10%

(1)	Includes obligations through VIE equity investments and subordinated debt.

(2)	Includes premises and equipment of VIE.

(3)	Excludes noncontrolling interest

ITEM 7.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of shareholders’ equity. The Company held no trading securities at December 31, 2010 and 2009. Discounts and premiums are accreted/amortized to income by use of the level-yield method. Gain or loss on sales of securities available for sale is based on the specific identification method.

The Company adopted FASB guidance related to the recognition and presentation of other-than-temporary impairment effective June 30, 2009. This accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The guidance replaced the “intent and ability” indication by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.
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
Prior to the adoption of the guidance on June 30, 2009, management considered, in determining whether other-than-temporary impairment exists (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
For more information on the fair value of the Company’s investment securities and other financial instruments refer to “Note 3 — Investment Securities” and “Note 20 - Fair Values of Financial Instruments” to the Consolidated Financial Statements included in Item 8 of this Report.
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
Net Loss: The Company recorded a net loss of $24.1 million in 2010, which represented a $9.2 million improvement from the previous year. The reduction in the net loss was primarily attributed to an increase in net interest income of $2.7 million, an improvement in other income of $9.5 million, which was mainly associated with a reduction of impairment losses on the investment portfolio, and a reduction in net income attributable to non-controlling interest of $1.2 million. The increase in net interest income was primarily related to the re-pricing of maturing retail CDs and the redemption of higher costing brokered CDs and FHLB advances. The increased other income was associated mainly with a reduction in investment impairment and the sale of the Company’s collateral claim related to a pending lawsuit against Lehman Brothers Special Financing (“LBSF”) for $1.7 million. Investment impairment, which amounted to $479,000 during 2010 as compared to $11.0 million during 2009, improved due to the restructuring of the investment portfolio during the past 18 months. During the fourth quarter of 2010 the Company sold its claim against LBSF for $1.7 million related to the collateral for an interest rate swap, which had previously been written off in 2008 in the amount of $5.0 million, due to the uncertainty surrounding the litigation and bankruptcy of Lehman Brothers Holdings, Inc., an affiliate of LBSF. Rather than wait for an indefinite period of time to recover an undetermined amount through the bankruptcy proceedings, the Company elected to sell its claim for its current fair market value. The reduced net income attributable to non-controlling interest was principally due to the partner’s 50% share of the impairment related to real estate owned via equity investments of $1.3 million being included in the Company’s other expense and then eliminated through a credit to non-controlling interest in the Company’s consolidated statement of operations in the current year.
Partially offsetting these favorable changes were an increase in the provision for loans and leases of $1.5 million and an increase in total other expense of $3.1 million. The increase in the provision was entirely associated with the pending classified asset pool sale, which amounts to $11.4 million, and is described below. The increase in other expense was mainly associated with increased OREO impairment charges of $2.8 million, which were almost entirely related to the asset pool sale previously noted, impairment of $2.6 million related to real estate owned via equity investments and impairment of real estate joint ventures of $1.6 million. The impairment related to real estate owned via equity investments was due to lower projected operating cash flows resulting from a significant decline in unit sales for a condo conversion project after the expiration of the new home buyers’ tax credit at the end of the second quarter. The real estate joint venture impairment was comprised of impairment on the entire investment of $2.5 million for an Ohio marina project due to a significant decline in the project’s value, which was partially offset by a recovery of $968,000 from a real estate joint venture investment that was written off in 2007. These expense increases were partially offset by reduced expenses in most of the other expense categories.
The Company has signed a letter of intent to sell a pool of $54.1 million of classified assets in a bulk sale, which includes $30.3 million of non-performing loans, $10.8 million of classified accruing loans and $13.0 million of OREO properties. The pending sale is expected to close in the second quarter. The asset pool sale resulted in an additional loss of $14.2 million during the fourth quarter of 2010. The lower of cost or fair market value of the loans transferred to loans held for sale (“LHFS”) was $29.6 million after recording credit losses of $11.4 million. In addition, the Company recorded an OREO impairment charge of $2.8 million to reflect the projected sales price of the properties included in the sale. The Company has been successful in selling OREO properties that have been acquired through foreclosure during the past year at prices higher than the pending pool sales approach provides. However, the pool sale allows for a significant reduction in classified assets and improves the credit quality of the Company’s loan portfolio and overall balance sheet while also maintaining capital ratios as required under the Orders. The Company has concluded that the non-GAAP financial measure, shown in the table below, is significant since the impact of the pending asset sale amounts to 59% of the total net loss of $24.1 million for the year ended December 31, 2010.

The impact of the asset pool sale on the results of operations for 2010 is provided in the non-GAAP table below:

Net Loss for 2010	$(24.1) million
Increased provision (loans)	11.4 million
Increased impairment charge (OREO)	2.8 million

Total asset sale impact	14.2 million

Loss for 2010 without asset pool sale (non-GAAP)	$(9.9) million

The net loss of $24.1 million excluding the effects of the loss of $14.2 million associated with the asset pool sale on the 2010 financial results would have resulted in a loss of $9.9 million, which is a non-GAAP measure, in 2010. The adjusted loss would have amounted to an improvement of $23.4 million above the 2009 results on a non-GAAP basis.
Total non-performing loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS. Non-performing loans were $73.7 million at December 31, 2009. OREO at December 31, 2010, amounted to $29.2 million versus $30.3 million at year end 2009. Basic and diluted losses per common share were both $1.97 for 2010 compared to basic and diluted losses per common share of $2.64 in 2009.
The Company sold Royal Asian on December 30, 2010 to an ownership group led by the President and CEO of Royal Asian, through the purchase of all of the outstanding common stock of Royal Asian owned by the Company. The sale was completed under an agreement signed in August 2010. Under the terms of the agreement, the purchase price for the stock was equal to the total shareholders’ equity of Royal Asian, determined in accordance with generally accepted accounting principles as of November 30, 2010, which amounted to $12.3 million. Originally launched in 2004, Royal Asian provided banking products and services to businesses and consumers in the Korean-American communities of Southeastern Pennsylvania, Northern New Jersey and Flushing, New York. As a result of the sale of Royal Asian, the Company’s consolidated assets declined by $86.6 million, loans declined by $63.5 million and deposits declined by $73.4 million.
The Company recorded a net loss of $33.3 million in 2009, which amounted to an improvement of $4.8 million from the net loss of $38.1 million recorded in 2008. The reduced net loss was attributed to a decrease in the provision for loan and lease losses of $1.2 million year over year, a reduced loss of $14.1 million in other income, an increase of $5.1 million in other expense and a reduction in income taxes due to the valuation allowance in 2008 which resulted in a non-cash charge of $15.5 million. The lower loss in other income was primarily the result of a reduction in the impairment losses on investment securities year over year. The impairment losses on investment securities amounted to $11.0 million in 2009 which declined from $23.3 million in 2008, which included the bankruptcy of Lehman Brothers Holdings and the FDIC seizure of Washington Mutual. Partially offsetting these positive changes was a decline in net interest income of $6.1 million, or 17.5%, associated with a higher level of non-performing loans throughout 2009 and the lagged re-pricing of the deposits and borrowings that fund earning assets coupled with an increase in other expense. The increase in other expense of $5.1 million, or 15.7%, was comprised mainly of OREO impairment charges of $4.5 million related to foreclosed properties, OREO expenses of $3.0 million to maintain the OREO properties and increased FDIC insurance of $3.1 million due to increased rates for insured deposits. Income taxes of $474,000 in 2009 was primarily due to the sale of the BOLI and declined $2.2 million from the prior year resulting from the establishment of the valuation allowance for the deferred tax assets in 2008.
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
Net interest income was $31.3 million in 2010 as compared to $28.6 million in 2009, which amounted to an improvement of $2.7 million, or 9.3%. The increase was attributed mainly to lower rates paid on deposits, primarily redeemed brokered deposits and maturing retail certificates of deposit, and redeemed borrowings, mainly FHLB advances and a nonrecurring adjustment of $905,000 in the second quarter of 2010 that was related to the correction of previously reversed interest income on a participation loan from a previous year. This increase was partially offset by a decline in the yield on interest earning assets, principally investment securities, and was accomplished despite an overall decline of $111.3 million, or 9.3%, in the average balance of interest earning assets. (See the “Average Balance” table included in this discussion.) Net interest income amounted to $28.6 million in 2009, which reflected a decline of $6.1 million, or 17.5%, from the level recorded in 2008 due primarily to the increased level of non-performing loans and reduced yields on interest earnings assets.
Interest income for 2010 of $57.3 million amounted to a reduction of $8.8 million, or 13.3%, from the level recorded in 2009. The decrease was attributable to a lower yield on interest earning assets year over year, mainly associated with investment securities, and a lower level of average interest earning assets related almost entirely to loans and investment securities. Interest income for loans declined by $3.1 million, or 6.8%, and was mostly attributed to the reduction of average total loans, which was related to charge-offs, pay downs and payoffs, that was accompanied by minimal new loan growth. The decline was partially offset by an increase in the loan yield due to an increased concentration of higher yielding loans within the loan portfolio and the $905,000 adjustment previously mentioned. Average balance of total loans amounted to $643.5 million during 2010, which amounted to a decline of $72.1 million, or 10.1%, from the average level during 2009. The interest income on investment securities of $14.5 million declined $5.7 million, or 28.1%, due to a decline in average investment securities, and a decline in the yield due to an increased concentration in lower yielding, government agency securities. Average investment securities of $381.8 million in 2010 represented a decline of $45.0 million, or 10.5%, from the prior year’s average. The actual reduction in the investment securities portfolio from year end 2009 to year end 2010 amounted to $122.1 million, which was more pronounced than the reduction in the average year over year decline. This resulted from the Company’s strategic capital initiative of de-leveraging the balance sheet coupled with the Orders funding requirement of reducing non-core deposits. Consequently brokered CDs, amounting to $117.9 million, and FHLB advances, amounting to $98.8 million, were redeemed at their respective maturity dates during 2010.
The decline in the yield on average interest earning assets also contributed to the decline in interest income year over year (5.29% in 2010 versus 5.53% in 2009). This 24 basis point reduction was comprised of a decline of 5 basis points on interest bearing deposits, a decline of 92 basis points on investment securities partially offset by a 24 basis point increase in total loans. The decline in the yield on interest bearing deposits year over year was attributed to a continued decline in short term market interest rates throughout most of 2010. The decline of the yield on investment securities was mainly related to the replacement of sold investment securities and principal payments and prepayments on investment securities with lower yielding and lower risk-weighted, government agency securities that resulted in the continued improvement of credit risk within the investment portfolio but potentially higher interest rate risk when interest rates rise. The yield increase on average total loans primarily resulted from the $905,000 adjustment to interest income as previously mentioned and the change in the composition of the loans within the portfolio during the past year. The 2010 loan composition change was comprised of an increase in the percentage of leases and tax liens accompanied by a reduction in the percentage of commercial real estate and construction loans. Leases and tax lien portfolios have the highest yields within the loan portfolio while commercial real estate and construction loans, which historically have had attractive but lower yields, are currently negatively impacted by non-performing loans. At year end 2010, the variable rate portfolio represented approximately 44% of total loans; however the Company has mitigated a portion of this negative impact through the utilization of rate floors in many of the commercial loan agreements that exceed the current prime rate.
At December 31, 2010, non-performing loans to total loans amounted to 8.9% of total loans, whereas the same ratio at December 31, 2009, amounted 10.7%. The year over year increase was primarily associated with the decline in the loan portfolio during 2010. The total interest income lost as a result of non-performing loans during 2010 amounted to $6.5 million, which amounted to an increase of $339,000, or 5.5%, from 2009.
For the full year ended December 31, 2009, total interest income amounted to $66.0 million versus $72.8 million for full year 2008 resulting in a decline of $6.7 million, or 9.2%. The decrease was attributable to a lower yield on average interest earning assets year over year of 108 basis points, which was partially offset by a higher level of interest earning assets. Yields on loans and investment securities declined year over year by 98 basis points and 90 basis points, respectively. Average interest earning assets for 2009 of $1.2 billion increased $94.0 million, or 8.5%, above the level of 2008. This increase was comprised of cash and cash equivalents of $27.0 million, investment securities of $28.2 million, and total loans of $38.8 million. The increased levels of interest bearing deposits and investment securities, which were entirely comprised of government agencies, were mainly due to increased retail deposits and the desire to maintain higher liquidity levels. The growth in average total loans during 2009 resulted from new business relationships, new advances under existing lines of credit and a lower level of loan payoffs resulting from the weak economy.
Interest expense of $26.0 million for the full year 2010 declined $11.4 million, or 30.6%, from the level recorded in 2009. The improvement in interest expense was attributed to a reduced level of average interest bearing liabilities year over year and a decrease in the interest rates paid on those liabilities. Average interest bearing liabilities amounted to $985.2 million in 2010, which represented a decline of $117.2 million, or 10.6%, from the previous year. The change was primarily related to the redemption of higher cost brokered CDs and FHLB advances during the past year as part of the previously noted deleveraging strategy and compliance with regulatory Orders.
Rates paid on all major liability categories declined year over year with the exception of savings accounts due to the re-pricing of maturing retail certificates of deposit, the redemption of higher cost brokered CDs and the redemption of higher cost FHLB advances. The interest rate paid on average interest-bearing liabilities in 2010 of 2.64% amounted to a reduction of 76 basis points. The most significant declines were as follows: certificates of deposits declined by 86 basis points, money market accounts declined by 78 basis points, borrowings declined by 29 basis points and subordinated debt declined by 190 basis points.
Interest expense of $37.4 million for the full year 2009 decreased $670,000, or 1.8%, from the level of $38.1 million in 2008. This change resulted from an increase in average interest-bearing liabilities, which was more than offset by a reduction in the interest rates paid on those liabilities. Average interest-bearing liabilities in 2009 amounted to $1.1 billion, which represented an increase of $127.7 million, or 13.1%, from the prior year’s average of $974.8 million. The majority of the change was attributed to an increase in average interest-bearing deposits of $128.0 million, or 19.2%. This increase was primarily related to new retail certificates of deposit to maintain and assure adequate liquidity coupled with a very high retention rate of maturing retail certificates of deposit.
The net interest margin of 2.89% for the full year 2010 amounted to an increase of 50 basis points from the prior year’s level of 2.39%. The improvement in the margin was primarily due to the ability to re-price the liability side of the balance sheet, which had lagged the re-pricing of the asset side in the previous year, and redeem higher cost funding sources throughout 2010. During the past year the Company was able to re-price and retain almost all of the $230 million maturing retail CDs at reduced interest rates while also redeeming $118 million of higher cost brokered CDs and $98.8 million of higher cost FHLB advances. This positive trend was partially offset by a decline of 24 basis points in the yield on average interest earning assets mainly attributable to a decline in the yield on investment securities. The previously noted nonrecurring adjustment to net interest income of $905,000 contributed 8 basis points of the overall 50 basis point improvement in the net interest margin for 2010.
During 2009 the net interest margin amounted to 2.39% which resulted in a reduction of 76 basis points from the level of 3.15% in 2008. The decline of 108 basis points in the yield on interest-earning assets was primarily due to lower yields on all major interest-earning asset categories due to lower market rates in 2008 and 2009 coupled with a higher level of average non-performing loans in 2009. This was partially offset by average lower rates paid on interest-bearing liabilities of 51 basis points. However the rates paid on interest-bearing liabilities lagged the decline in yields on interest-earning assets during 2009 since a significant portion of interest bearing liabilities, mainly the higher rate retail certificates of deposit, did not mature until the second half of 2009, and a significant portion of higher rate brokered deposits and FHLB advances didn’t mature until 2010. In addition, the Company added slightly higher cost certificates of deposits to maintain liquidity and reduce reliance on brokered certificates of deposit.

Average Balances
The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned and paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

	For the years ended December 31,
	2010			2009			2008
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$57,377	$154	0.27%	$51,578	$164	0.32%	$23,788	$495	2.08%
Federal funds	562	1	0.13%	553	1	0.18%	1,323	24	1.81%
Investment securities
Held to maturity	—	—	0.00%	—	—	0.00%	56,658	3,241	5.72%
Available for sale	381,804	14,464	3.79%	426,829	20,121	4.71%	341,982	19,141	5.60%

Total investment securities	381,804	14,464	3.79%	426,829	20,121	4.71%	398,640	22,382	5.61%
Loans & Leases
Commercial demand loans	307,515	15,857	5.16%	384,831	18,439	4.79%	395,109	25,270	6.40%
Real estate secured	291,205	23,195	7.97%	294,414	24,285	8.25%	256,124	22,153	8.65%
Other loans and leases	44,730	3,591	8.03%	36,276	3,032	8.36%	25,528	2,440	9.56%

Total loans	643,450	42,643	6.63%	715,521	45,756	6.39%	676,761	49,863	7.37%

Total interest earnings assets	1,083,193	57,262	5.29%	1,194,481	66,042	5.53%	1,100,512	72,764	6.61%

Non interest earnings assets
Cash & due from banks	16,465			11,752			7,552
Other assets	105,013			115,173			106,447
Allowance for loan loss	(25,919)			(25,061)			(23,301)
Unearned discount	(830)			(1,219)			(1,692)

Total non-interest earning assets	94,729			100,645			89,006

Total assets	$1,177,922			$1,295,126			$1,189,518

Liabilities & Shareholders’ Equity
Deposits
Savings	$15,959	$90	0.56%	$14,802	$83	0.56%	$15,125	$76	0.50%
NOW	42,990	395	0.92%	46,046	478	1.04%	48,414	894	1.85%
Money market	166,386	1,754	1.05%	153,146	2,797	1.83%	168,972	4,947	2.93%
Time deposits	503,217	14,683	2.92%	581,202	21,984	3.78%	434,662	19,497	4.49%

Total interest bearing deposits	728,552	16,922	2.32%	795,196	25,342	3.19%	667,173	25,414	3.81%
Borrowings	229,515	8,403	3.66%	271,000	10,717	3.95%	266,284	11,008	4.13%
Obligation through VIE equity investments	1,399	22	1.57%	10,451	243	2.33%	15,539	251	1.62%
Subordinated debt	25,774	647	2.51%	25,774	1,136	4.41%	25,774	1,436	5.57%

Total interest bearing liabilities	985,240	25,994	2.64%	1,102,421	37,438	3.40%	974,770	38,109	3.91%

Non interest bearing deposits	62,474			62,546			57,211
Other liabilities	26,313			22,648			26,382

Total liabilities	1,074,027			1,187,615			1,058,363
Shareholders’ equity	103,895			107,511			131,155

Total liabilities and shareholders’ equity	$1,177,922			$1,295,126			$1,189,518

Net interest income		$31,268			$28,604			$34,655

Net interest margin			2.89%			2.39%			3.15%

(1)	Non-accrual loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.

(2)	Portions of interest related to obligations through VIE are capitalized on the VIE’s books.
The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the years ended December 31, 2010 and 2009, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	2010 versus 2009			2009 versus 2008
	Changes due to:			Changes due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Short term earning assets
Interest bearing deposits in banks	$16	$(26)	$(10)	$88	$(419)	$(331)
Federal funds sold	—	—	—	(1)	(22)	(23)

Total short term earning assets	16	(26)	(10)	87	(441)	(354)

Investments securities
Held to maturity	—	—	—	(3,241)	—	(3,241)
Available for sale	(1,730)	(3,927)	(5,657)	4,023	(3,043)	980

Total Investments securities	(1,730)	(3,927)	(5,657)	782	(3,043)	(2,261)

Loans
Commercial demand loans	(3,536)	1,180	(2,356)	(551)	(4,339)	(4,890)
Commercial mortgages	(156)	(724)	(880)	1,250	(1,223)	27
Residential and home equity loans	(95)	(103)	(198)	(77)	(127)	(204)
Lease receivables	693	(135)	558	987	(366)	621
Real estate tax liens	127	(160)	(33)	2,945	(637)	2,308
Other loans	5	(5)	—	(15)	(14)	(29)
Loan fees	(205)	—	(205)	(1,939)	—	(1,939)

Total loans	(3,167)	53	(3,114)	2,600	(6,706)	(4,106)

Total (decrease) increase in interest income	$(4,881)	$(3,900)	$(8,781)	$3,469	$(10,190)	$(6,721)

Interest expense
Deposits
NOW and money market	$160	$(1,286)	$(1,126)	$(456)	$(2,109)	$(2,565)
Savings	6	1	7	(2)	9	7
Time deposits	(2,699)	(4,602)	(7,301)	5,871	(3,385)	2,486

Total deposits	(2,533)	(5,887)	(8,420)	5,413	(5,485)	(72)

Borrowings
Borrowings	(1,558)	(757)	(2,315)	192	(482)	(290)
Trust preferred	—	(489)	(489)	—	(300)	(300)

Total Borrowings	(1,558)	(1,246)	(2,804)	192	(782)	(590)

Total (decrease) increase in interest expense	(4,091)	(7,133)	(11,224)	5,605	(6,267)	(662)

Total (decrease) increase in net interest income	$(790)	$3,233	$2,443	$(2,136)	$(3,923)	$(6,059)

Provision for Loan and Lease Losses
The provision for loan and lease losses was $22.1 million in 2010 compared to $20.6 million in 2009. The Company recorded $30.4 million in net charge-offs of which $11.4 million was associated with the mark to market of loans at December 31, 2010 that are expected to sell during the second quarter that are part of the asset sale as described under the caption “Net Loss” in the “Results of Operations”. The remaining 2010 provision was based on the formula allowance reflecting historical losses and adjustments to qualitative factors.
The provision for loan and lease losses was $20.6 million in 2009. Included in the 2009 provision was $11.0 million in specific reserves for individual loans that became impaired during 2009. The Company recorded $19.2 million in net charge-offs in 2009.
The Company recorded a $21.8 million provision for loan and lease losses in 2008. The 2008 provision included $12.9 million in specific reserves for impaired loans. The Company recorded $12.2 million in net charge-offs in 2008.
Total Other (Loss) Income
Other income (loss) includes service charges on depositors’ accounts, safe deposit rentals and various services such as cashing checks, issuing money orders and traveler’s checks, and similar activities. In addition, other forms of non-

interest income are derived from changes in the cash value of bank owned life insurance (“BOLI”), and income relating to real estate owned via equity investment. Most components of other income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities, other real estate owned, and real estate owned via equity investments. From period to period these sources of income may vary considerably. Service charges on depositors’ accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.
Total other income of $7.8 million in 2010 amounted to an improvement of $9.5 million from the previous year due primarily to a reduction of $10.6 million in net impairment losses on AFS investment securities, a one-time gain of $1.7 million on the sale of the Company’s LBSF claim and increased gains of $725,000 on the sale of other real estate, primarily related to the favorable disposition in 2010 of two properties acquired through foreclosure. The 2010 impairment losses were isolated to two real estate investments that amounted to $479,000 and reflected the restructuring of the investment portfolio during the previous year. The 2009 impairment losses of $11.0 million included five trust preferred securities totaling $3.0 million, various common stocks amounting to $4.3 million, three corporate bonds amounting to $1.4 million, a preferred stock of $1.1 million, two real estate funds totaling $769,000 and two private label CMOs in the amount of $459,000. The sale of the LBSF claim resulted in a gain of a previous impairment charge of $5.0 million in 2008 for the value of a CMO pledged as collateral for an interest rate swap with LBSF as previously mentioned under the caption “Net Loss” in the “Results of Operations”.
Offsetting these favorable year over year results were a reduction of $720,000 in BOLI income, a reduction of $602,000 in investment security gains ($1.3 million in 2010 versus $1.9 million in 2009), a decline in service fees of $153,000, a decline of $404,000 in gains on the sale of loans and leases, mainly related to fewer SBA loan sales. Additionally, lower other income was associated with reduced gains of $1.2 million on the sale of premises and equipment related to real estate owned via equity investments ($667,000 versus $1.8 million) and a decrease of $738,000 in income related to real estate owned via equity investments. The decline in BOLI income was due to the sale of approximately $23 million of BOLI insurance in the second half of 2009 to reduce the level of risk-weighted assets to enhance the risk-based capital ratio of Royal Bank. The reduction of income related to real estate owned via equity investments and gains on the sale of premises and equipment related to real estate owned via equity investments was primarily attributed to a slowdown in unit sales for the real estate partnership project due to the expiration of the new home buyers’ tax credit at the end of the second quarter.
Total other income (loss) amounted to a loss of $1.7 million in 2009 which equated to an improvement of $14.1 million from the loss of $15.8 million in 2008. The change was mainly associated with higher service charges and fees of $233,000, increased income of $337,000 related to real estate owned via equity investment, increased gains of $724,000 on the sale of loans and leases, net gains of $1.9 million on the sales of investment securities versus a loss of $1.3 million in 2008, increased other income of $430,000 and a reduction in net impairment losses on AFS investment securities amounting to $12.3 million. Offsetting these favorable changes was a reduction of gains on the sale of premises ($2.0 million in 2008 versus none in 2009), a decline of $134,000 in BOLI income associated with the sale of approximately $23 million of BOLI insurance and gains on the sales related to real estate joint ventures ($1.1 million in 2008 versus none in 2009). The increase in gains on the sale of loans was mainly attributed to SBA loan sales within Royal Asian during the past year. Net impairment losses on AFS investment securities amounted to $11.0 million in 2009, which included five trust preferred securities totaling $3.0 million, various common stocks amounting to $4.3 million, three corporate bonds amounting to $1.4 million, a preferred stock of $1.1 million, two real estate funds totaling $769,000 and two private label CMOs in the amount of $459,000. Refer to “Note 3 — Investment Securities” to the consolidated financial statements for more information on the impairment charges.
Total Other Expense
Total other expense amounted to $40.7 million in 2010, which represented an increase of $3.1 million, or 8.2%, above the level of 2009. The increase was principally related to an increase in OREO impairment charges of $2.8 million, impairment of $2.6 million related to real estate owned via equity investments and impairment of $1.6 million in real estate joint ventures. The OREO impairment charges of $7.4 million was comprised of a $4.6 million reduction in value of seven OREO properties during 2010 based upon updated annual appraisals and the December 31, 2010 increased valuation allowance associated with the pending sales value of OREO properties within the loan and OREO sale discussed in “Results of Operations” that amounted to $2.8 million. The impairment of real estate owned via equity investments was due to lower projected operating cash flows resulting from a significant decline in unit sales, which was primarily related to the expiration of the new home buyers’ tax credit at the end of the second quarter. During the second quarter of 2010, the Company recorded a $2.5 million impairment of real estate joint ventures, which amounted to the entire amount of the investment in which the Company had a subordinate debt position due to the reduction in the collateral value as a consequence of a significant decline in the cash flows generated from the property. The entire amount of the partnership’s impairment, including the partner’s share, is posted as a charge to expense and included in the Company’s other expense. The partner’s share of the losses is then eliminated through a credit to noncontrolling interest on the Company’s consolidated statement of operations. Partially offsetting this impairment loss was a recovery of $968,000 from an investment in a real estate joint venture that was written off in 2007 resulting in a $1.6 million net impairment expense for real estate joint ventures in 2010. Total other expense, after adjusting for the OREO impairment charge of $2.8 million related to the pending loan/OREO sale, would have been $38.0 million and would have amounted to an increase of $312,000, or 0.8%.
Offsetting these expense increases during 2010 was a reduction of $644,000 in employee salaries and benefits due to reduced headcount and the closing of the Blue Bell loan production office in 2009; a decline of $754,000 in FDIC and state assessment expense due to lower deposit balances in 2010 and a change in the accounting method from a prepaid basis to an accrual method in the third quarter of 2009; reduced OREO and loan collection expense of $682,000 mainly attributed to the successful auction of an OREO property in 2010 and the resulting recovery of expenses; and a decrease in directors’ fees of $321,000 due to a reduction in the number of directors, fewer meetings and the elimination of inside directors’ fees. Additionally, reductions were experienced in occupancy and equipment, stock option expense, professional and legal fees, expenses related to real estate owned via equity investments, and other operating expense, which collectively represented an expense decrease of $1.5 million. Other operating expense is comprised of data processing, postage, telephone, travel and entertainment, advertising, printing and supplies, dues and subscriptions and other miscellaneous expense.
Total other expense of $37.7 million increased $5.2 million, or 15.7%, in 2009 above the prior year’s results. While management was able to reduce selected expense categories throughout 2009, expense increases primarily associated with FDIC insurance rate increase, OREO costs related to foreclosed properties and legal expense increases associated with non-performing loans more than offset management’s expense reduction initiatives. Employee salaries and benefits of $12.2 million during 2009 declined $2.8 million from the level of 2008 due to a modest reduction in headcount, the temporary elimination of selected benefits within 2009 and the contractual payout to the former Company president in 2008 of $2.1 million. Professional and legal fees of $4.4 million in the current year increased $584,000, or 15.4%, above the previous year due mainly to increased legal fees associated with non-performing loans and an internal investigation related to the U.S Department of Justice investigation described in “Item 3-Legal Proceedings” of this Report which was partially offset by a decline in professional fees related to reduced consulting and recruiting expense. Occupancy and equipment amounted to $3.4 million, which represented an increase of $521,000, or 18.2%, due primarily to increased rental rates for leased facilities and additional leased space for the lending and credit departments. Impairment of real estate owned via equity investment, which amounted to $1.5 million in 2008 due to lower projected operating cash flows, experienced significant improvement during the second half of 2009 due to increased sales and related cash flows and resulted in no further impairment. FDIC and state assessments expense of $3.8 million in 2009 increased $3.1 million from the prior year almost entirely due to higher FDIC insurance rates during the past year. Both Royal Bank and Royal Asian Bank were charged higher rates in 2009 due to recent and expected future failures of financial institutions.
The OREO impairment charges of $4.5 million reflected a reduction in value of five OREO properties based upon updated appraisals during 2009 while there was no corresponding expense in 2008. OREO and loan collection expense of $3.2 million in 2009 amounted to an increase of $3.0 million year over year and was mainly due to ongoing costs to maintain the OREO properties, such as (tax payments, insurance, maintenance costs, utilities and other related expenses) due to the level of OREO properties increasing by $20.0 million to $30.3 million at year end 2009. Other operating expense of $3.0 million in 2009 declined $1.8 million, or 37.1%, from the previous year. The reduction was primarily due to gains associated with the real estate partnership investment of $1.2 million associated with the sales of the converted condominium partnership project previously noted above whereas in 2008 a loss of $254,000 was posted due to much slower sales activity. The Company’s portion of the net gains from the partnership investment is recorded as a reduction to expenses while losses are posted as a charge to expense.

Accounting for Income Tax Expense (Benefit)
In 2010, the Company recorded no tax expense as compared to $474,000 in 2009. The Company did not record a tax benefit despite the net loss for 2010 since it concluded at December 31, 2010 that it was more likely than not that the Company would not generate sufficient taxable income to realize all of the deferred tax assets. The 2009 tax expense was entirely related to a 10% excise tax on the surrender of approximately $23.0 million in BOLI. Although the Company recorded a $35.4 million net loss for 2008, the tax expense was the result of the Company establishing a $15.5 million valuation allowance for the deferred tax asset.
As of December 31, 2010 and December 31, 2009, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009 and 2010, the Company established additional valuation allowances of $10.2 million and $7.7 million, respectively, which was a result of the net operating losses for each year and the portion of the future tax benefit that more likely than not will not be utilized in the future. The additional valuation allowance did not impact the net loss as no tax benefit was recorded during 2010. As of December 31, 2010 the valuation allowance for deferred tax assets totaled $33.5 million. The net deferred tax asset of $414,000 relates to projected reversals of temporary differences in 2011 that are projected to be carried back to a prior year.
The Company’s effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the twelve months ended December 31, 2010 and 2009 was 0% and 1.5%, respectively. In general our effective tax rate is different from the federal statutory rate of 35% primarily due to the benefits related to certain insurance that is non-taxable and the establishment of a valuation allowance which was $32.1 million as of December 31, 2010.
Results of Operations by Business Segments
Under FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), management of the Company has identified three reportable operating segments, “Community Banking”, “Tax Liens” and “Equity Investments”; and one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments, “Leasing”.
▪	Community Bank segment: At December 31, 2010, the Community Bank segment had total assets of $836.4 million, a decrease of $304.9 million or 27% from $1.1 billion at December 31, 2009. Total deposits declined $187.8 million or 21% from $881.8 million at December 31, 2009 to $693.9 million at December 31, 2010. Net interest income for 2010 was $22.3 million compared to $21.1 million for 2009 representing an increase of $1.2 million, or 6%. The improvement in net interest income was primarily related to lower rates paid on deposits due to the maturities of brokered and retail certificates of deposits, redeemed FHLB advances, and a non-recurring adjustment to net interest income. The loan loss provision was $21.2 million for 2010 compared to $18.7 million for 2009. For 2010, total other income was $6.2 million compared to a total other loss of $4.8 million for 2009. The improvement is mostly attributed to a $10.5 million reduction in impairment charges recorded on the available-for-sale investment portfolio in 2010 compared to 2009. In 2010 total other expense was $35.1 million, an increase of $1.6 million, or 5%, from $33.5 million in 2009. The increase is mostly associated with an increase in OREO impairment charges of $2.8 million and impairment of $1.6 million in real estate joint ventures. The net loss for 2010 was $25.1 million compared to a net loss of $34.7 million for 2009.

▪	Tax Lien segment: At December 31, 2010, the Tax Lien segment had total assets of $100.6 million compared to $105.0 million at December 31, 2009 representing a decrease of $4.4 million, or 4%. Net interest income increased $536,000, or 9%, from $6.0 million in 2009 to $6.5 million in 2010. The provision for losses declined from $624,000 in 2009 to $129,000 in 2010. The 2009 provision was related to a specific reserve for a non-accrual loan with a tax lien portfolio located in Alabama. Total other income was $389,000 in 2010 compared to $313,000 in 2009. Total other income is derived mostly from the gains on sale of OREO property. Total other expense decreased $1.2 million, or 42%, from $2.9 million for 2009 to $1.7 million for 2010. The decrease in other total expense was related to a decline in legal and professional fees. Net income was $1.8 million in 2010 compared to $1.0 million for 2009.

▪	Equity Investment segment: At December 31, 2010 the Equity Investment segment had total assets of $5.6 million compared to $8.7 million at December 31, 2009 representing a decline of $3.1 million, or 35%. The decline was primarily related to a $2.6 million impairment charge as a result of a slow-down in condominium unit sales following the end of the tax credit incentive that was being offered by the government. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. As a result of the impairment charge, the net loss for 2010 was $1.2 million compared to net income for 2009 of $179,000.
Financial Condition
Total assets decreased $312.1 million, or 24.1%, to $980.6 million at December 31, 2010 from $1.3 billion at year-end 2009.
Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold. Cash and cash equivalents decreased $6.6 million from $58.3 million at December 31, 2009 to $51.7 million at December 31, 2010. The average balance of cash and cash equivalents was approximately $74.4 million for 2010 versus $63.9 million for 2009. The high level of cash for 2010 and 2009 was primarily related to maintaining strong liquidity during this current economic environment. The majority of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds. The excess cash is invested daily in overnight and federal funds. The average balance of these funds that earn interest was $57.4 million in 2010.
Investment Securities Available for Sale (“AFS”): AFS investment securities represented 35% of average interest earning assets during 2010 and consisted of government secured agency bonds, government secured mortgage-backed securities, collateralized mortgage obligations (“CMOs”), capital trust security issues of regional banks, domestic corporate debt and third party managed equity funds. At December 31, 2010, AFS investment securities were $317.2 million as compared to $438.7 million at December 31, 2009, a decrease of $121.5 million. The decrease was primarily due to the sale of debt securities and government agencies to reduce credit risk and extension risk within the investment portfolio and provide funds for the payoff of maturing retail CDs, brokered CDs and FHLB advances. The sale of these investments was partially offset by the purchase of liquid, cash-flowing mortgage backed securities and U. S. government agency CMOs.
Loans: The Company’s primary earning assets are loans, representing approximately 59% of average earning assets during 2010. The loan portfolio consists primarily of business demand loans and commercial mortgages secured by real estate, real estate tax liens, lease receivables, and to a significantly lesser extent, residential loans comprised of one to four family residential and home equity loans. During 2010, total loans held for investment decreased $190.0 million to $496.9 million at December 31, 2009 from $686.9 million at December 31, 2009. The decline was primarily due to a reduction of $63.5 million related to the Royal Asian sale, loan charge-offs of $31.7 million, transfers to LHFS of $29.6 million, and transfers to OREO of approximately $16.8 million in non-performing construction and land development, non-residential, and residential real estate loans.
Non-residential real estate, construction loans and land development make up a significant portion of our loan portfolio and represented 57% of total loans at December 31, 2010, which amounted to a 4% decline from 61% of total loans at December 31, 2009. Management believes our current loan loss reserve is adequate at December 31, 2010 to cover losses arising from these loan categories as well as all others within the portfolio. We continue to monitor these loans, with emphasis on construction, land development and non-residential real estate loans, due to the continuing deterioration in market conditions to evaluate the impact these loans will have on our loan loss reserve.
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
The loan portfolio is stratified into loan segments that have similar risk characteristics. The general allowance is based upon historical loss rates using a three-year rolling average of the historical loss experienced within each loan segment. The qualitative factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a report accompanying the allowance for loan loss calculation.
The specific reserves are determined utilizing standards required under ASC Topic 310. A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Non-accrual loans are evaluated for impairment on an individual basis considering all known relevant factors that may affect loan collectability such as the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of current collateral values (current appraisals or rent rolls for income producing properties), and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Non-accrual loans that experience insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The

Company obtains third-party appraisals on the fair value of real estate collateral. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Once a loan is determined to be impaired it will be deducted from the portfolio and the net remaining balance will be used in the general and qualitative analysis.
Analysis of the Allowance for Loan and Lease Losses:

	For the years ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Total Loans	$496,854	$686,864	$700,722	$644,475	$602,958

Daily average loan balance	$643,450	$715,521	$676,761	$636,612	$618,591

Allowance for loan and lease losses:
Balance at the beginning of the year	$30,331	$28,908	$19,282	$11,455	$10,276
Charge-offs by loan type:
Real Estate — residential	731	1,361	37	195	631
Real Estate — residential-mezzanine	2,480	—	2,220	—	—
Construction and land development	13,413	6,231	3,852	2,408	—
Construction and land develop-mezzanine	—	2,756	1,540	1,579	—
Real Estate — non-residential	7,352	7,404	1,330	294	5
Real Estate — non-residential-mezzanine	—	1,132	1,675	—	—
Real Estate — multi-family	787	—	—	—	—
Leases	972	676	642	286	11
Commercial and industrial	5,930	258	1,009	704	—
Tax certificates	49	—	22	—	25
Other	—	—	—	—	73

Total charge-offs	31,714	19,818	12,327	5,466	745
Recoveries by loan type:
Construction and land development	116	—	—	34	—
Real Estate — residential	313	190	6	28	100
Real Estate — non-residential	684	431	—	4	14
Real Estate — multi-family	18	—	—	—	—
Commercial and industrial	81	15	106	201	2
Leases	51	—	—	—	—
Other	37	—	—	—	5

Total recoveries	1,300	636	112	267	121

Net loan charge-offs	(30,414)	(19,182)	(12,215)	(5,199)	(624)
Provision for loan and lease losses	22,140	20,605	21,841	13,026	1,803

Allowance related to disposed assets	(928)	—	—	—	—

Balance at end of year	$21,129	$30,331	$28,908	$19,282	$11,455

Net charge-offs to average loans	(4.73%)	(2.68%)	(1.80%)	(0.82%)	(0.10%)

Allowance to total loans at year-end	4.25%	4.42%	4.13%	2.99%	1.90%

Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		outstanding		outstanding		outstanding		outstanding		outstanding
		loans in each		loans in each		loans in each		loans in each		loans in each
	Reserve	category to	Reserve	category to	Reserve	category to	Reserve	category to	Reserve	category to
(In thousands, except percentages)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Commercial and industrial	$3,797	14.9%	$6,542	15.1%	$2,403	12.3%	$2,124	12.0%	$559	7.0%
Construction	1,117	5.8%	4,713	7.6%	11,548	23.8%	7,674	14.4%	4,117	29.0%
Land development (1)	2,859	10.2%	3,182	9.7%	2,359	10.6%	—	12.2%	—	0.0%
Construction and land development - mezzanine	—	0.0%	—	0.0%	1,415	0.3%	2,493	1.0%	409	1.0%
Real Estate — residential	1,106	5.9%	2,762	7.1%	747	3.9%	1,014	6.5%	845	7.0%
Real Estate — residential — mezzanine	—	0.0%	1,000	0.4%	—	0.0%	—	0.0%	—	0.0%
Real Estate — non-residential	9,534	39.0%	9,824	40.3%	5,172	33.4%	4,746	40.5%	4,941	46.0%
Real Estate — non-residential - mezzanine	—	0.0%	—	0.0%	1,188	0.6%	204	1.4%	224	1.0%
Real Estate — multi-family	652	2.1%	215	3.2%	133	2.0%	59	1.1%	36	1.0%
Real Estate — multi-family — mezzanine	—	0.0%	—	0.0%	—	0.0%	6	0.5%	20	1.0%
Tax certificates	380	14.2%	290	10.6%	2,735	9.1%	185	7.1%	—	5.0%
Lease financing	1,670	7.8%	1,757	5.7%	1,183	3.7%	763	3.1%	293	2.0%
Other	12	0.2%	25	0.3%	15	0.2%	14	0.2%	11	0.0%
Unallocated	2	0.0%	21	0.0%	10	0.0%	—	0.0%	—	0.0%

Total	$21,129	100.0%	$30,331	100.0%	$28,908	100.0%	$19,282	100.0%	$11,455	100.0%

(1)	Beginning in 2008, the Company began segregating land development loans from the rest of the loan portfolio.
The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and the Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $22.1 million in 2010 compared to $20.6 million in 2009. Included in the 2010 provision was $11.4 million in charge-offs on loans transferred to LHFS. The historical loss calculation of the allowance for loan and lease losses has been specifically impacted by the recent charge-off history of the Company. The deterioration of the real estate market these past few years has significantly impacted construction and real estate loans throughout the banking industry. This weakened sales market has affected land development, construction and real estate loans of the Company. Construction and land, non-residential real estate, and commercial loans represent 46%, 23% and 14%, respectively of the $43.2 million in non-accrual loans held for investment at December 31, 2010. Non-accrual loans classified as LHFS were $22.6 million at December 31, 2010. Total charge-offs recorded in 2010 related to construction and land development loans and non-residential real estate loans were $20.8 million, or 66%, of total charge-offs in 2010.
The provision for loan and lease losses was $20.6 million in 2009 compared to $21.8 million in 2008. The 2009 provision was the result of $11.0 million in required specific reserves based on the Company’s impairment analysis in accordance with ASC Topic 310 and net charge-offs of $19.2 million recorded in 2009. The remaining 2009 provision was based on the formula allowance reflecting historical losses. The historical loss calculation of the allowance for loan and lease losses had been specifically impacted by the recent charge-off history of the Company. The deteriorating real estate market that continued from 2008 into 2009 has negatively impacted construction and real estate loans throughout the banking industry. This weak sales market had affected land development, construction and mezzanine loans of the Company. Construction and land loans, non-residential and residential real estate loans represent 33%, 27% and 20%, respectively of the $73.7 million in non-accrual loans at December 31, 2009. Total charge-offs recorded in 2009 related to construction and land development loans and non-residential real estate loans were $17.5 million, or 88%, of total charge-offs in 2009.
The provision for loan and lease losses was $21.8 million in 2008, which included an $8.3 million increase in specific reserves on impaired loans. The 2008 provision for loan and lease losses was a reflection of the deteriorating real estate market that continued from 2007 into 2008. It had caused housing sales to slow and negatively impacted construction loans throughout the banking industry. The weak sales market had affected land development, construction and mezzanine loans of the Company. Consequently, non-accrual loans increased $60.4 million to $85.8 million at December 31, 2008. Construction, commercial and non-residential real estate loans represented 64%, 14% and 11%, of the total December 31, 2008 non-accrual loans, respectively. The downturn in the real estate market was also reflected in the charge-offs of construction and land development loans and construction and land development mezzanine loans. Those two loan categories represented $6.5 million, or 53%, of total charge-offs in 2008.
Management believes that the allowance for loan and lease losses at December 31, 2010 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination. During 2010, there were changes in assumptions that affected the allowance. These changes included increasing the qualitative risk factors related to economic conditions on both a local and national level and the trends in delinquencies and other non-performing loans.
Deposits: The Company’s deposits are an important source of funding. Total deposits of $693.9 million at December 31, 2010 decreased $187.8 million, or 21.3%, from $881.8 million at December 31, 2009. The decrease was partially related to an $89.3 million reduction as a result of the disposition of Royal Asian. Brokered deposits declined $117.9 million, or 57%, from $206.9 million at December 31, 2009 to $89.0 million at December 31, 2010 as the Company redeemed all maturing brokered deposits as required under the Orders. Time deposit accounts of $314.3 million at December 31, 2010 decreased $67.9 million, or 18%, from $382.2 million at December 31, 2009 primarily as a result of the reduction of $65.8 million related to Royal Asian time deposits. Money market accounts of $180.9 million increased $12.0 million (which includes a reduction of $11.2 million related to Royal Asian money market accounts), or 7%, mainly due to the increased desire of customers to shift money to liquid accounts in the event of rising interest rates in the near future. Demand deposits decreased $10.3 million, or 16%, which was primarily due to a $9.4 million reduction related to Royal Asian demand deposits.
FHLB Borrowings: Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances). Total FHLB borrowings, which include $22.0 million in overnight borrowings, declined from $209.5 million at year end 2009 to $110.7 million at December 31, 2010 due to pay downs of maturing advances to reduce our reliance on non-core funding sources. Short term borrowings amounted to $22.0 million at December 31, 2010 versus $114.5 million at December 31, 2009 while long term advances for the periods ending December 31, 2010 and 2009 were $88.7 million and $95.0 million, respectively.
Other Borrowings: During 2004, the Company completed a private placement of trust preferred securities in the aggregate amount of $25.0 million for a term of 30 years with a call feature of 5 years. These securities were eligible to be called in October 2009 by the Company. The maturity date of these securities is October 2034. On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of December 31, 2010 the trust preferred interest payment in arrears was $1.2 million and has been recorded in interest expense and accrued interest payable.
At December 31, 2010, the Company has an amortizing loan outstanding with PNC Bank in the amount of $4.2 million. The Company also has $40.0 million in repurchase agreements with PNC. These repurchase agreements are callable between 2011 and 2013 and have a final maturity date of January 7, 2018.
Other Liabilities: At December 31, 2010, other liabilities of $17.9 million increased $1.0 million from December 31, 2009. This was principally due to an increase of $1.0 million related to unfunded pension plan obligations.
Shareholders’ Equity: Shareholders’ equity decreased $20.5 million, or 20.2%, in 2010 to $80.7 million primarily due net losses of $24.1 million which was partially offset by an increase in accumulated other comprehensive income of $3.6 million due to improvements in valuations in both the bond and stock markets that positively impacted the investment portfolio.

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
The Company generally targets liquidity ratios equal to or greater than 12% and 10% of total deposits and total liabilities, respectively, effective in 2010. The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities. At December 31, 2010, liquidity as a percent of deposits was 31% and liquidity as a percent of total liabilities was 24%. At December 31, 2009, liquidity as a percent of deposits was 33% and liquidity as a percent of total liabilities was 24%. Management believes that the Company’s liquidity position continues to be adequate and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy. Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands. However, any financial institution could have unmet liquidity demands at any time.
Our funding decisions can be influenced by unplanned events, which include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. Royal Bank is on an overcollateralization status, with a 105% pledged collateral requirement, with the FHLB. The available amount for future borrowings will be based on the amount of collateral to be pledged. The Company has a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, events could arise that may render sources of liquid funds unavailable in the future when required. The Company’s liquidity committee meets monthly to increase the oversight role of liquidity management during this challenging economic environment.
Contractual Obligations and Other Commitments: The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2010.

	For the year ended December 31, 2010
		Less than one	One to three	Four to five	More than five
(In thousands)	Total	year	years	years	years
FHLB advances	$110,719	$22,000	$88,719	$—	$—
Operating leases	3,135	771	1,286	495	583
PNC Bank	44,230	—	—	—	44,230
Benefit obligations	9,346	583	1,307	1,660	5,796
Standby letters of credit	2,755	2,755	—	—	—
Subordinated debt	25,774	—	—	—	25,774
Non-interest bearing deposits	52,872	52,872	—	—	—
Interest bearing deposits	237,668	103,943	133,725	—	—
Time deposits	403,373	273,414	108,616	9,926	11,417

Total	$889,872	$456,338	$333,653	$12,081	$87,800

Interest-Rate Sensitivity: Interest rate sensitivity is a function of the re-pricing characteristics of the financial institution’s assets and liabilities. These include the volume of assets and liabilities re-pricing, the timing of re-pricing, and the relative levels of re-pricing. Attempting to minimize the interest rate sensitivity gaps is a continual challenge in a changing rate environment. The interest rate sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment. Ideally, the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk.
The interest rate sensitivity analysis is an important management tool; however, it does have some inherent shortcomings. It is a “static” analysis. Although certain assets and liabilities may have similar maturities or re-pricing, they may react in different degrees to changes in market interest rates. Additionally, re-pricing characteristics of certain assets and liabilities may vary substantially within a given period.
The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2010, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. At December 31, 2010, the Company is in a liability sensitive position of $17.0 million, which indicates that within one year the re-pricing of liabilities is sooner than the re-pricing of assets.

	For the year ended December 31, 2010
		91 – 365	One to five	Over five	Non-rate
(In millions)	0 – 90 days	days	years	years	sensitive	Total

Assets (1)
Interest-bearing deposits in banks	$24.9	$—	$—	$—	$26.8	$51.7
Federal funds sold	—	—	—	—	—	—
Investment securities	20.8	36.4	166.7	87.3	6.0	317.2
Loans: (2)
Fixed rate	87.5	22.8	162.2	11.9	—	284.4
Variable rate	169.4	38.1	22.6	11.9	(21.1)	220.9

Total loans	256.9	60.9	184.8	23.8	(21.1)	505.3
Other assets (3)	—	19.0	—	—	87.4	106.4

Total Assets	$302.6	$116.3	$351.5	$111.1	$99.1	$980.6

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$52.9	$52.9
Interest bearing deposits	26.0	78.0	133.6	—	—	237.6
Certificate of deposits	66.3	207.1	118.6	11.4	—	403.4

Total deposits	92.3	285.1	252.2	11.4	52.9	693.9
Borrowings (1)	53.6	4.9	82.2	40.0	—	180.7
Other liabilities	—	—	—	—	21.9	21.9
Capital	—	—	—	—	84.1	84.1

Total liabilities & capital	$145.9	$290.0	$334.4	$51.4	$158.9	$980.6

Net interest rate GAP	$156.7	$(173.7)	$17.1	$59.7	$(59.8)

Cumulative interest rate GAP	$156.7	$(17.0)	$0.1	$59.8

GAP to total assets	16%	(18%)

GAP to total equity	186%	(207%)

Cumulative GAP to total assets	16%	(2%)

Cumulative GAP to total equity	186%	(20%)

(1)	Interest earning assets are included in the period in which the balances are expected to be repaid and/or re-priced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	Reflects principal maturing within the specified periods for fixed and re-pricing for variable rate loans; includes non-performing loans.

(3)	Includes FHLB stock.
The method of analysis of interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they re-price or mature in the same time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changes in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets have provisions, which limit changes in interest rates each time the interest rate changes and for the entire term of the loan. Additionally, prepayments and withdrawals experienced in the event of a change in interest rates may deviate significantly from those assumed in the interest rate sensitivity table. Additionally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.
Interest Rate Swaps: For asset/liability management purposes, the Company has used interest rate swaps which are agreements between the Company and another party (known as counterparty) where one stream of future interest payments is exchanged for another based on a specified principal amount (known as notional amount). The

Company will use interest rate swaps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process, are linked to specific liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.
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
As a consequence of the 2008 Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy filing, the swap agreements and cash flow hedge that existed at the time of the bankruptcy filing were terminated. The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral. Because of the uncertainty surrounding the litigation and the Lehman bankruptcy, the Company classified the collateral as other-than-temporarily impaired for the entire amount as of December 31, 2008. In the fourth quarter of 2010, the Company sold its claim and recorded a gain of $1.7 million. The Company did not have any interest rate swaps agreements at December 31, 2010 and 2009.
Capital Adequacy
In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with US GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010 and December 31, 2010 in accordance with US GAAP. However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.
The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	For the years ended December 31,
	2010	2009	2008
Royal Bank
Leverage ratio	8.03%	8.09%	7.81%
Risk based capital ratio:
Tier 1	12.49%	12.09%	8.99%
Total	13.76%	13.37%	10.26%
The tables below reflect the adjustments to the net loss as well as the capital ratios under US GAAP:

For the year ended
(In thousands)	December 31, 2010
RAP net loss	$(30,011)
Tax lien adjustment, net of noncontrolling interest	8,126

US GAAP net loss	$(21,885)

	As reported	As adjusted
	under RAP	for US GAAP
Total capital (to risk-weighted assets)	13.76%	15.54%
Tier I capital (to risk-weighted assets)	12.49%	14.27%
Tier I capital (to average assets, leverage)	8.03%	9.24%
The tables below reflect the Company’s capital ratios and the Company’s performance ratios:

	For the years ended December 31,
	2010	2009	2008
Company
Leverage ratio	9.68%	9.78%	10.30%
Risk based capital ratio:
Tier 1	15.93%	14.18%	11.77%
Total	17.21%	15.45%	13.04%

Capital performance
Return on average assets	(2.04%)	(2.57%)	(3.20%)
Return on average equity	(23.19%)	(30.94%)	(29.04%)
The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2010 consistent with GAAP and the FR Y-9C instructions. In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the year ended
(In thousands)	December 31, 2010
US GAAP net loss	$(24,093)
Tax lien adjustment, net of noncontrolling interest	(8,126)

RAP net loss	$(32,219)

	As reported	As adjusted
	under US GAAP	for RAP
Total capital (to risk-weighted assets)	17.21%	15.48%
Tier I capital (to risk-weighted assets)	15.93%	14.20%
Tier I capital (to average assets, leverage)	9.68%	8.56%
The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators. At December 31, 2010, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. At December 31, 2010, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. Under the Orders as described in “Regulatory Action” under “Item 1 — Business” in this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. Royal Bank met those requirements at December 31, 2010. See “Note 15 — Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements in Item 8 of this Report. While Royal Bank met the criteria for a well capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%, Royal Bank, as a party to the Orders, must classify itself as adequately capitalized.
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
Management Options to Purchase Securities
The 2007 Long-Term Incentive Plan was approved by shareholders at the 2007 Annual Meeting. All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of December 31, 2010, 191,072 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant. The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.
In May 2001, the directors of the Company approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the “Plan”). The shareholders in connection with the formation of the Holding Company re-approved the Plan. The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,800,000 shares of the Company’s Class A common stock (but not in excess of 19% of outstanding shares). In May 2006, the shareholders approved an increase of the number of shares of Class A Common Stock available for issuance under the Plan by 150,000 to 1,800,000 and extended the plan for an additional year At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted. The option price is equal to the fair market value at the date of the grant. At December 31, 2010, 385,005 of the options that have been granted are outstanding, which are exercisable at 20% per year. At December 31, 2010, options covering 369,448 shares were exercisable. The ability to grant new options under this plan has expired.
In May 2001, the directors of the Company approved an amended non-qualified Outside Directors’ Stock Option Plan. The shareholders in connection with the formation of the Holding Company re-approved this Plan. Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants. Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which is exercisable one year from the grant date. The options are granted at the fair market value at the date of the grant. At December 31, 2010, 74,086 of the options that have been granted are outstanding, and all are exercisable. The ability to grant new options under this plan has expired.

Loans
The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
(Dollars in thousands)	2010		2009		2008		2007		2006
Commercial and industrial	$74,027	14.9%	$104,063	15.1%	$86,278	12.3%	$77,856	12.1%	$43,019	7.2%
Construction	29,044	5.8%	52,196	7.6%	167,204	23.8%	92,779	14.4%	172,745	29.1%
Construction and land development — mezzanine	—	0.0%	—	0.0%	2,421	0.3%	6,443	1.0%	5,177	0.9%
Land development (1)	50,594	10.2%	66,878	9.7%	74,168	10.6%	78,874	12.2%	—	0.0%
Real Estate — residential	29,299	5.9%	48,498	7.1%	27,480	3.9%	42,286	6.5%	43,338	7.3%
Real Estate — non-residential	194,203	39.0%	277,234	40.3%	234,573	33.4%	261,350	40.5%	268,162	45.2%
Real Estate — non-residential — mezzanine	—	0.0%	—	0.0%	4,111	0.6%	8,749	1.4%	8,283	1.4%
Real Estate — multi-family	10,277	2.1%	22,017	3.2%	14,059	2.0%	6,887	1.1%	3,953	0.7%
Real Estate — residential — mezzanine	—	0.0%	2,480	0.4%	335	0.0%	3,504	0.5%	2,129	0.4%
Tax certificates	70,443	14.2%	73,106	10.6%	64,168	9.1%	46,090	7.1%	32,235	5.4%
Lease financing	38,725	7.8%	39,097	5.7%	26,123	3.7%	19,778	3.1%	13,404	2.3%
Other	793	0.2%	2,173	0.3%	1,243	0.2%	1,424	0.2%	1,333	0.2%

Total gross loans	$497,405	100%	$687,742	100%	$702,163	100%	$646,020	100%	$593,778	100%
Unearned income	(551)		(878)		(1,441)		(1,545)		(1,564)

	$496,854		$686,864		$700,722		$644,475		$592,214
Allowance for loan loss	(21,129)		(30,331)		(28,908)		(19,282)		(11,455)

Total net loans	$475,725		$656,533		$671,814		$625,193		$580,759

(1)	Land development balances were not segregated from construction and land development for 2006.
Credit Quality
The following table presents the principal amounts of non-accrual loans held for investment and other real estate:

	For the years ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans (1)	$43,162	$73,679	$85,830	$25,401	$6,748
Other real estate owned	29,244	30,317	10,346	1,048	924

Total non-performing assets	$72,406	$103,996	$96,176	$26,449	$7,672

Non-performing assets to total assets	7.38%	8.04%	8.18%	2.07%	0.57%

Non-performing loans to total loans	8.69%	10.73%	12.25%	3.94%	1.14%

Allowance for loan loss to non-accrual loans	48.95%	41.17%	33.68%	75.91%	169.75%

Total Loans	496,854	686,864	700,722
Total Assets	980,626	1,292,726	1,175,586
Allowance for loan and lease losses	21,129	30,331	28,908

ALL / Loans & Leases (MD & A)	4.25%	4.42%	4.13%

(1)	Generally, a loan is placed in non-accrual status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

Non-accrual loan activity for LHFI for each of the four quarters in 2010 is set forth below:

		1st Quarter Actvity
	Balance at		Payments and
	December 31,		other		Transfer to	Balance at
(In thousands)	2009	Additions	decreases	Charge-offs	OREO	March 31, 2010
Construction	$18,316	$2,130	$(1,543)	$(55)	$—	$18,848
Land development	5,908	7,480	(2,857)	—	—	10,531
Real Estate-non-residential	19,584	3	(420)	—	—	19,167
Commercial & industrial	11,779	236	(637)	(2,031)	—	9,347
Residential real estate	12,445	1,190	(427)	—	—	13,208
Residential real estate — mezzanine	2,480	—	—	(1,463)	—	1,017
Multi-family	—	8,311	—	—	—	8,311
Leasing	627	466	—	(179)	—	914
Tax certificates	2,540	—	(221)	—	—	2,319

Total	$73,679	$19,816	$(6,105)	$(3,728)	$—	$83,662

		2nd Quarter Actvity
			Payments and
	Balance at		other			Transfer to	Balance at
(In thousands)	March 31, 2010	Additions	decreases	Reclassed	Charge-offs	OREO	June 30, 2010
Construction	$18,848	$137	$(1,932)	$12,540	$(4,119)	$—	$25,474
Land development	10,531	7,910	(73)	300	(1,485)	—	17,183
Real Estate-non-residential	19,167	5,192	(1,250)	(4,000)	(1,156)	(47)	17,906
Commercial & industrial	9,347	96	(109)	—	(2,152)	(499)	6,683
Residential real estate	13,208	187	(14)	(8,840)	—	—	4,541
Residential real estate — mezzanine	1,017	—	—	—	(1,017)	—	—
Multi-family	8,311	21	—	—	(457)	(7,875)	—
Leasing	914	112	—	—	(427)	—	599
Tax certificates	2,319	10	(268)	—	(10)	—	2,051

Total	$83,662	$13,665	$(3,646)	$—	$(10,823)	$(8,421)	$74,437

		3rd Quarter Actvity
			Payments and			Balance at
	Balance at		other		Transfer to	September 30,
(In thousands)	June 30, 2010	Additions	decreases	Charge-offs	OREO	2010
Construction	$25,474	$4,540	$(293)	$—	$—	$29,721
Land development	17,183	229	(1,024)	(61)	(1,649)	14,678
Real Estate-non-residential	17,906	3,846	(352)	(42)	(911)	20,447
Commercial & industrial	6,683	25	(478)	—	—	6,230
Residential real estate	4,541	620	(747)	—	—	4,414
Multi-family	—	4,992	—	—	—	4,992
Leasing	599	315	—	(310)	—	604
Tax certificates	2,051	—	(127)	—	—	1,924

Total	$74,437	$14,567	$(3,021)	$(413)	$(2,560)	$83,010

		4th Quarter Actvity
	Balance at		Payments and				Royal Asian non-	Balance at
	September 30,		other		Transfer to	Loans transferred	accrual loans	December 31,
(In thousands)	2010	Additions	decreases	Charge-offs	OREO	to LHFS	sold	2010
Construction	$29,721	$—	$(730)	$(4,263)	$(3,883)	$(8,373)	$—	$12,472
Land development	14,678	1,210	(126)	(3,212)	(266)	(4,998)	—	7,286
Real Estate-non-residential	20,447	6,065	(1,000)	(4,011)	(486)	(8,370)	(2,585)	10,060
Commercial & industrial	6,230	100	(251)	(121)	—	—	—	5,958
Residential real estate	4,414	240	(228)	(483)	(642)	(902)	—	2,399
Multi-family	4,992	2,573	(4,811)	(301)	—	—	—	2,453
Leasing	604	261	—	(133)	—	—	—	732
Consumer	—	—	—	—	—	—	—	—
Tax certificates	1,924	—	(84)	(38)	—	—	—	1,802

Total	$83,010	$10,449	$(7,230)	$(12,562)	$(5,277)	$(22,643)	$(2,585)	$43,162

Total non-accrual loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS. Non-accrual loans were $73.7 million at December 31, 2009. The $7.9 million decline in total non-accrual loans was the result of $19.9 million in charge-offs related to impairment analysis and transfers to OREO, a $7.6 million charge to the allowance for loan and lease losses on the $30.3 million carrying value of non-accrual loans transferred to LHFS, $20.0 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual, $16.3 million transferred to other real estate owned, and a $2.6 million reduction related to the Royal Asian disposition which collectively were offset by $58.5 million in additions.
The following is a detail listing of the significant additions to non-accrual loans during 2010:
First Quarter 2010 new non-accrual loans:
•	A $16.1 million participation loan for a student housing rental apartment complex comprised of twelve 2-story townhouse type buildings located in Cumberland County, Pennsylvania became non-accrual during the first quarter of 2010. The project consists of 182 units. Royal Bank is the lead bank and had sold 48% to one local bank. During the second quarter of 2010, Royal Bank received a deed in lieu of foreclosure and transferred the collateral to OREO.

•	A $12.5 million participation acquisition and development loan to a regional real estate developer to fund environmental remediation, site improvement and soft costs activities on parcels in Montgomery County, Pennsylvania became non-accrual during the first quarter of 2010. The project has final land development approvals for two office buildings with an approved floor area ratio of 300,790 square feet. Royal Bank is the lead bank and had sold 44% to one local bank. In the fourth quarter of 2010, the Company included this loan in the asset pool sale and transferred the loan to LHFS from LHFI.

•	Three loans totaling $2.6 million to fund acquisition and soft development costs to develop a 100,000 square foot retail project located in Bucks County, Pennsylvania became non-accrual during the first quarter of 2010. The loan has matured by its terms. There is a signed land lease for a 10,000 square foot stand alone retail store to a national drug store chain which can be developed separate from the remaining 90,000 square foot planned for an in-line shopping center. During the third quarter the loans were restructured under market rates and terms and the two smaller loans were paid off. In the fourth quarter of 2010, the Company included the remaining loan in the asset pool sale and transferred the loan to LHFS from LHFI.

•	A $1.2 million construction project in Worcester County, Maryland, in which the Company is a participant, became non-accrual during the first quarter of 2010. The project consists of 120.7 acres of which 86.5 acres are zoned for agricultural use. The borrower was unable to obtain county approval to have the land use reclassified to general commercial. The borrower is pursuing annexation through the town but the process will take time. During the fourth quarter the Company recorded a charged-off of $715,000 through the allowance for loan and lease losses.

Second Quarter 2010 new non-accrual loans:
•	A $5.9 million loan which was originally used for purchase money acquisition and to fund ongoing predevelopment activity associated with a residential project in Philadelphia, Pennsylvania became non-accrual during the second quarter of 2010. The project consists of interconnected buildings containing 73,050 square feet of gross area. After acquisition, the borrowers’ original plan was for the development of a 157,000 square foot, 97 unit condo project. The borrowers pursued and received approvals as well as made substantial progress in the engineering and design. This was to be ground-up construction requiring some demolition of the existing structure. In 2009, the sponsors made the decision to reposition the project to apartments given the downturn in the for-sale residential market. Ultimately, the economic climate and the deterioration of the sponsors’ financial condition led to a default in payment which has resulted in a foreclosure action being commenced. During 2010, the Company recorded total charge-offs of $1.9 million through the allowance for loan and lease losses.

•	A $4.5 million non-residential real estate loan became non-accrual during the second quarter of 2010. The project is a hotel located in Monroe County, Pennsylvania. As a result of deteriorating economic conditions, the loan was placed in default as a result of non-payment. During the third quarter, the Company finalized a forbearance agreement with the borrower and the loan is currently performing under the agreement. A current appraisal did not indicate impairment in accordance with ASC Topic 310.

•	A $1.6 million construction loan in Talbot County, Maryland which is collateralized by two commercial building lots became non-accrual during the second quarter of 2010. Both lots are approved and site improvements have been completed. The loan has matured and the borrower failed to put forth a realistic forbearance proposal. The Company recorded a $76,000 charge-off against the loan during the second quarter of 2010. During the third quarter of 2010, Royal Bank foreclosed on the borrower and transferred the collateral to OREO.
Third Quarter 2010 new non-accrual loans:
•	A $5.0 million participation in a $10.1 million loan used to finance the purchase and renovation of a 156 unit apartment complex located in New Castle County, Delaware became non-accrual during the third quarter of 2010. The loan is an interest only loan for two years, with one 12-month extension option. The project is approximately 75% occupied and unable to service interest only debt service. The original strategy of the project was to renovate, lease up, and ultimately refinance with long term institutional financing, which at this time, is unavailable. In the fourth quarter the Company negotiated with the borrower to payoff the loan and recorded an $181,000 charge-off through the allowance for loan and lease losses.

•	A project consisting of 38 whole ownership condominiums and 396 1/8th fractional ownership interests located in Routt County, Colorado became non-accrual during the third quarter of 2010. To date there have been 14 whole ownership sales and 82 fractional sold. The original balance of the loan was $165.0 million, with approximately $100.0 million outstanding. Royal Bank’s participation rate in the loan is 4.24%. The loan entered default status in October 2010 due to non-payment of a loan fee; the appropriate lien waivers have not been received; and an appraisal not having been delivered, with a value that does not exceed 70% loan to value. The current carrying value of the loan is $4.2 million. The most recent appraisal did not indicate impairment in accordance with ASC Topic 310.
Fourth Quarter 2010 new non-accrual loans:
•	A $1.9 million condominium development project in Philadelphia, Pennsylvania, in which the Company is a participant, became non-accrual during the fourth quarter of 2010. The project consists of 48 residential units and one commercial unit. The lead bank renegotiated the loan and as a result the Company has classified the loan as a troubled debt restructuring (“TDR”). The Company recorded a $120,000 charge-off through the allowance for loan and lease losses.

•	A $5.8 million participation in an $11.6 million loan became non-accrual in the fourth quarter of 2010. The loan is for a 207 acre site that consists of a golf course and club house in Montgomery County, Pennsylvania. The lead bank has begun collection proceedings. A current appraisal indicated impairment in accordance with ASC Topic 310. Consequently, the Company established a specific reserve of $1.4 million for this loan.
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
The following is a summary of information pertaining to impaired loans and leases held for investment:

	As of December 31,
(In thousands)	2010	2009
Impaired loans and leases with a valuation allowance	$9,620	$46,670
Impaired loans and leases without a valuation allowance	32,805	27,009

Total impaired loans and leases	$42,425	$73,679

Valuation allowance related to impaired loans and leases	$1,907	$10,958

	For the years ended December 31,
(In thousands)	2010	2009	2008
Average investment in impaired loans and leases	$78,225	$79,754	$55,134
Interest income recognized on impaired loans and leases	$335	$242	$302
Interest income recognized on a cash basis on impaired loans and leases	$335	$242	$302
Total cash collected on impaired loans and leases during 2010, 2009, and 2008 was $21.7 million, $21.6 million, and $7.6 million, respectively, of which $21.4 million, $21.3 million, and $7.3 million was credited to the principal balance outstanding on such loans, respectively.
Potential problem loans are loans not currently classified as non-accrual loans that management has doubt as to the borrower’s ability to comply with present repayment terms. Potential problems loans were $20.5 million at December 31, 2010. Most of these loans were past due 30 days but less than 90 days.
The Company granted loans to the officers and directors of the Company and to their associates. In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $3.9 million and $4.8 million at December 31, 2010 and 2009. During 2010 no new related party loans were approved. Total payments received on related party loans in 2010 were $444,000.
The Company classifies its leases as finance leases, in accordance to FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for income recognition on troubled debt restructurings (“TDRs”) is to recognize income on currently performing TDRs under the accrual method. As of December 31, 2010, the Company had one TDR classified as a multi-family real estate non-accrual loan in the amount of $1.8 million.

The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at December 31, 2010. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.
Other Real Estate Owned (“OREO”): OREO slightly decreased from $30.3 million at December 31, 2009 to $29.2 million at December 31, 2010. Set forth below is a table which details the changes in OREO from December 31, 2009 to December 31, 2010.

	2010
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Beginning balance	$30,317	$25,781	$30,795	$27,525
Capital improvements	—	697	545	—
Net proceeds from sales	(4,391)	(3,403)	(5,021)	(504)
Net gain on sales	157	174	404	284
Assets acquired on non-accrual loans	—	8,421	2,873	5,490
Other	500	85	(10)	—
Impairment charge	(802)	(960)	(2,061)	(3,551)

Ending balance	$25,781	$30,795	$27,525	$29,244

During the fourth quarter of 2010, the Company had five collateral acquisitions. The first foreclosure was on 87 improved residential lots which were collateral for a $3.9 million construction loan for an age-restricted community in Bucks County, Pennsylvania. The second foreclosure was on a two-story 13,000 square foot commercial building in Camden County, New Jersey. The third foreclosure was on seven single-family rental properties in Philadelphia, Pennsylvania that were collateral for a residential loan. The fourth foreclosure was on 18 single-family residential properties in Philadelphia, Pennsylvania that were collateral for a residential participation loan. The Company is entitled to 50% of the collateral. The Company recorded total charge-offs of $402,000 to the allowance for loan and lease losses when the collateral for these four lending relationships was transferred to OREO. The fifth foreclosure was on a 14.5 acre parcel, of which the developable area is 1.6 acres, in Burlington County, New Jersey. The parcel was collateral for a land development loan. A recent appraisal indicated an as-is value of $600,000. Consequently the Company recorded a gain of $271,000 when the collateral was transferred to OREO. During the fourth quarter, the Company recorded an impairment charge of $2.8 million on six properties included in the asset pool sale. Additionally the Company recorded a total impairment charge of $776,000 related to three previously foreclosed properties.
Also in the fourth quarter the Company sold portions of collateral associated with four separate OREO properties. The Company received proceeds of $477,000 and recorded a net gain of $11,000 as a result of these sales. Additionally the Company sold two properties acquired through the tax lien portfolio. The Company received proceeds of $27,000 and recorded gains of $2,000 as a result of these sales.
During the third quarter of 2010, the Company had two significant collateral acquisitions related to two different lending relationships. The first foreclosure was on two commercial building lots which were collateral for a $1.6 million construction loan in Maryland. The second foreclosure was on a three-story commercial building in Florida that was collateral for a $1.0 million commercial real estate loan. The Company is entitled to 95% of the collateral value. The Company recorded total charge-offs of $96,000 to the allowance for loan and lease losses when the collateral for these two lending relationships was transferred to OREO. During the third quarter the Company sold collateral associated with two notable projects. The first sale was related to a condominium project in Wildwood, New Jersey described below. The Company sold 25 units and received net proceeds of $3.0 million while recording a gain of $338,000 as a result of the sale of these units. The second sale was related to collateral acquired in the fourth quarter of 2009. The Company received proceeds of $1.4 million and recorded a gain of $59,000. During the third quarter of 2010, the Company recorded impairment charges of $2.1 million related to three separate projects and tax liens. In addition to the sales mentioned above the Company sold four properties acquired through the tax lien portfolio. The Company received proceeds of $240,000 and recorded gains of $45,000 as a result of these sales.
During the second quarter of 2010, the Company received a deed in lieu of foreclosure for a rental community consisting of 182 dwelling units which was collateral for a $16.1 million participation loan. The Company is entitled to 52% of the collateral value. The Company recorded a charge-off of $457,000 to the allowance for loan and lease losses when the collateral was transferred to OREO. Also during the second quarter, the Company sold collateral associated with four different projects. The first sale was related to a condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. The Company sold three units during the second quarter of 2010. The second sale was related to a condominium project in Wildwood, New Jersey that the Company foreclosed on during the fourth quarter of 2009. During the second quarter of 2010, the Company completed the renovations to the project and held an auction of 28 units. At June 30, 2010, the Company had settled on ten of the condominium units. The third sale was related to a commercial building that was the collateral for a loan transferred to OREO during the second quarter of 2009. The last sale was related to 3 homes and 14 residential lots located in North Carolina and South Carolina that the Company foreclosed on during the second quarter of 2010. During the second quarter the Company sold one home and one lot. As a result of these sales, the Company received net proceeds of $2.9 million and recorded a loss of $15,000. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio. The Company received proceeds of $427,000 and recorded gains of $189,000 as a result of these sales.
During the second quarter of 2010, the Company recorded impairment charges of $960,000 which were primarily related to an apartment building in Luzerne County, Pennsylvania foreclosed on in the second quarter of 2009 and also the tax lien portfolio.
During the first quarter of 2010, the Company sold collateral related to three loans. The Company sold 19 condominium units in Raleigh, North Carolina. The second sale was a commercial building in Gloucester County, New Jersey that was collateral for a loan transferred to OREO in the third quarter of 2009. The third sale was a residential building in Philadelphia, Pennsylvania that was collateral for a loan transferred to OREO in the fourth quarter of 2009. As a result of these sales, the Company received net proceeds of $4.3 million and recorded an $87,000 gain. In addition to the sales mentioned above the Company sold one property acquired through the tax lien portfolio. The Company received proceeds of $139,000 and recorded gains of $70,000 as a result of these sales. During the first quarter of 2010, the Company recorded an impairment charge of $802,000 related to three lots in Ocean City, Maryland which were transferred to OREO in the first quarter of 2009.
The Company is working to satisfactorily sell the remaining OREO properties using existing relationships and possible future auctions. However the Company recognizes that due to the continued weak housing and commercial real estate markets the successful disposition of the properties will likely take considerable time.
Loans and Lease Financing Receivables
The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

	As of December 31,
(In thousands)	2010	2009	2008
Loans secured by real estate:
Construction and land development	$29,044	$52,196	$167,204
Construction and land development — mezzanine	—	—	2,421
Land development	50,594	66,878	74,168
Secured by 1-4 family residential properties:
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	1,252	1,272	1,322
All other loans secured by 1-4 family residential properties:
Secured by first liens	26,166	44,053	21,607
Secured by junior liens	1,881	3,173	4,551
Secured by junior liens — mezzaninie	—	2,480	—
Secured by multi family (5 or more) residential properties	10,277	22,017	14,059
Secured by multi family (5 or more) res. Properties — mezzanine	—	—	335
Secured by non-farm nonresidential properties	194,203	277,234	234,573
Secured by non-farm nonresidential properties — mezzanine	—	—	4,111
Tax certificates	70,443	73,106	64,168
Commercial and industrial loans	74,027	104,063	86,278
Loans to individuals for household, family, and other personal expenditures	768	1,514	1,031
Obligations of state and political subdivisions in the U.S.	—	—	47
Lease financing receivables (net of unearned income)	38,725	39,097	26,123
All other loans	25	659	165
Less: Net deferred loan fees	(551)	(878)	(1,441)

Total loans and leases, net of unearned income	$496,854	$686,864	$700,722

Credit Classification Process
The loan review function is outsourced to a third party vendor which applies the Company’s loan rating system to specific credits. The Company uses a nine point grading risk classification system commonly used in the financial services industry. The first four classifications are rated Pass. The riskier classifications include Watch, Special Mention, Substandard, Doubtful and Loss. Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Loan Review Committee for discussion. Minutes outlining in detail the Committee’s findings and recommendations are issued after each meeting for follow-up by individual loan officers. The Committee is comprised of the voting members of the Officers’ Loan Committee. The CCO is the primary bank officer dealing with the third party vendor during the reviews.
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
A watch list is maintained and reviewed at each meeting of the Loan Review Committee. Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a monthly basis. Loans may be removed from the watch list if the Loan Review Committee determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list. During the third quarter of 2009, as a result of the level of classified assets within the loan portfolio, the Company established the CCIC Committee (Classified, Charge-off and Impairment Committee) to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The Committee, which is comprised of the President, Vice Chairman, Chief Financial Officer, Chief Credit Officer, Chief Lending Officer and Chief Risk Officer, meets as required and provides regular updated reports to the Board of Directors.
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
Investment Securities
The following tables present the consolidated book values and approximate fair value at December 31, 2010, 2009 and 2008, respectively, for each major category of the Company’s AFS investment securities portfolio.

		Included in Accumulated Other
		Comprehensive Income (AOCI)
			Gross unrealized losses
		Gross		Non-credit
As of December 31, 2010		unrealized	Non-OTTI	related OTTI
(In thousands)	Amortized cost	gains	in AOCI	in AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$8,492	$348	$—	$—	$8,840
U.S. government agencies	30,492	—	(755)	—	29,737
Common stocks	381	152	(50)	—	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,717	3,640	(704)	—	234,653
Non-agency	7,026	114	(3)	—	7,137
Corporate bonds	9,483	—	(197)	—	9,286
Trust preferred securities	16,566	2,135	—	(87)	18,614
Other securities	7,974	431	—	—	8,405

Total available-for-sale investment securities	$312,131	$6,820	$(1,709)	$(87)	$317,155

		Included in Accumulated Other
		Comprehensive Loss (AOCL)
			Gross Unrealized Losses
		Gross		Non-credit
As of December 31, 2009		unrealized	Non-OTTI	related OTTI
(In thousands)	Amortized cost	gains	in AOCL	in AOCL	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$21,393	$234	$(26)	$—	$21,601
U.S. government agencies	1,150	3	(2)	—	1,151
Preferred stocks	2,500	—	(270)	—	2,230
Common stocks	381	71	(8)	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	316,911	2,871	(1,281)	—	318,501
Non-agency	23,010	145	(875)	(1,082)	21,198
Collateralized debt obligations	24,825	—	—	—	24,825
Corporate bonds	7,911	9	(423)	(630)	6,867
Trust preferred securities	32,926	2,064	(177)	(678)	34,135
Other securities	7,892	8	(133)	—	7,767

Total available-for-sale investment securities	$438,899	$5,405	$(3,195)	$(2,390)	$438,719

		Included in Accumulated Other
		Comprehensive Loss (AOCL)
			Gross Unrealized Losses
		Gross		Non-credit
As of December 31, 2008		unrealized	Non-OTTI	related OTTI
(In thousands)	Amortized cost	gains	in AOCL	in AOCL	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$53,871	$1,190	$—	$—	$55,061
U.S. government agencies	48,109	82	—	—	48,191
Preferred stocks	4,000	—	(1,703)	—	2,297
Common stocks	19,907	8	(7,208)	—	12,707
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	77,848	1,649	(72)	—	79,425
Non-agency	43,711	—	(6,221)	—	37,490
Collateralized debt obligations	35,000	—	(8,840)	—	26,160
Corporate bonds	57,445	641	(6,748)	—	51,338
Trust preferred securities	36,316	606	(6,778)	—	30,144
Other securities	7,631	54	(196)	—	7,489

Total available-for-sale investment securities	$383,838	$4,230	$(37,766)	$—	$350,302

The contractual maturity distribution and weighted average rate of the Company’s AFS debt securities at December 31, 2010 are presented in the following table. Mortgage-backed securities and collateralized mortgage obligations are presented within the category that represents the total weighted average expected maturity.

	As of December 31, 2010
			After one year, but		After five years, but
	Within one year		within five years		within ten years		After ten years		Total
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Mortgage-backed securities-residential	$—	—	$8,840	4.97%	$—	—	$—	—	$8,840	4.97%
U.S. government agencies	—	—	10,376	1.80%	7,713	1.87%	11,648	2.00%	29,737	1.90%
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	17,664	4.78%	216,989	4.54%	—	—	—	—	234,653	4.57%
Non-agency	554	5.25%	6,583	4.46%	—	—	—	—	7,137	4.52%
Corporate bonds	100	1.72%	6,183	2.51%	1,978	5.13%	1,025	3.10%	9,286	3.12%
Trust preferred securities	—	—	—	—	—	—	18,614	10.22%	18,614	10.22%

Total AFS debt securities	$18,318	4.24%	$248,971	4.78%	$9,691	4.13%	$31,287	9.53%	$308,267	5.02%

The Company assesses whether other-than-temporary impairment (“OTTI”) is present when the fair value of a security is less than its amortized cost. All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”). The non-agency collateralized mortgage obligations that are rated below AA are evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments-Other”. In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments. If the Company intends to sell a security or will be required to sell a security, the OTTI is recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date. If the Company does not intend to sell a security and it is not more likely than not that the entity will be required to sell a security before the recovery of its amortized cost basis, the OTTI is separated into two amounts, the credit related loss and the loss related to other factors. The credit related loss is based on the present value of the expected cash flows and is recognized in earnings. The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.
At December 31, 2010 investment securities were $317.2 million with a net unrealized gain of $5.0 million compared to $438.7 million with a net unrealized loss of $180,000 at December 31, 2009. The improvement in gross unrealized losses is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio slightly offset by $479,000 in impairment charges, including $193,000 on two trust preferred securities, $165,000 on a preferred stock and $58,000 on one bond that the Company decided to sell before recovery of its cost basis. Refer to “Note 3- Investment Securities” to the Consolidated Financial Statements in Item 8 for more information.
Deposits
The average balance of the Company’s deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	2010		2009		2008
	Average		Average		Average
(In thousands, except percentages)	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits
Non interest bearing	$62,474	—	$62,546	—	$57,211	—
Interest bearing (NOW)	42,990	0.92%	46,046	1.04%	48,414	1.85%
Money market deposits	166,386	1.05%	153,146	1.83%	168,972	2.93%
Savings deposits	15,959	0.56%	14,802	0.56%	15,125	0.50%
Certificate of deposit	503,217	2.92%	581,202	3.78%	434,662	4.49%

Total deposits	$791,026		$857,742		$724,384

The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
(In thousands)	2010	2009
Three months or less	$9,483	$19,960
Over three months through twelve months	52,969	78,985
Over twelve months through five years	38,265	40,790
Over five years	5,071	1,917

Total	$105,788	$141,652

Short and Long Term Borrowings

	For the years ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Short term borrowings	$22,000	$114,500	$37,000	$102,000	$53,000
Long term borrowings
Other borrowings	44,230	44,674	45,112	5,411	5,587
Obligations through RE owned via equity invest(1)	—	3,652	12,350	18,566	29,342
Subordinated debt	25,774	25,774	25,774	25,774	25,774
FHLB advances	88,719	95,001	193,569	187,500	187,500

Total borrowings	$180,723	$283,601	$313,805	$339,251	$301,203

(1)	This obligation is consolidated from requirements under ASC Topic 810 of which $0 is guaranteed by the Company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environment. The market value of portfolio is defined as the present value of existing assets and liabilities. The calculated estimates of changes in the market value of portfolio value for Royal Bank are as follows:

(In thousands, except percentages)	As of December 31, 2010
	Market Value of	Percent of
Changes in Rates	Portfolio Equity	Change
+ 300 basis points	$52,466	(42.1%)
+ 200 basis points	66,793	(26.2%)
+ 100 basis points	79,662	(12.0%)
Flat rate	90,541	0.0%
- 100 basis points	86,989	(3.9%)
- 200 basis points	82,396	(9.0%)
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
     We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of Royal Bancshares of Pennsylvania, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
/s/ ParenteBeard LLC
ParenteBeard LLC
Philadelphia, Pennsylvania
March 31, 2011

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Cash and due from banks	$26,811	$25,289
Interest bearing deposits	24,922	33,009

Total cash and cash equivalents	51,733	58,298

Investment securities available-for-sale (“AFS”) at fair value	317,155	438,719
Federal Home Loan Bank (“FHLB”) stock, at cost	10,405	10,952

Loans held for sale, at lower of cost or fair market value	29,621	2,254

Loans and leases	496,854	686,864
Less allowance for loan and lease losses	21,129	30,331

Net loans and leases	475,725	656,533

Bank owned life insurance	8,642	8,263
Real estate owned via equity investment	6,794	12,492
Accrued interest receivable	16,864	14,942
Other real estate owned (“OREO”), net	29,244	30,317
Premises and equipment, net	5,735	6,306
Investment in real estate joint ventures	—	2,520
Other assets	28,708	51,130

Total assets	$980,626	$1,292,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$52,872	$63,168
Interest bearing	641,041	818,587

Total deposits	693,913	881,755
Accrued interest payable	3,983	6,150
Short-term borrowings	22,000	114,500
Long-term borrowings	132,949	139,675
Obligations related to real estate owned via equity investment	—	3,652
Subordinated debentures	25,774	25,774
Other liabilities	17,914	16,906

Total liabilities	896,533	1,188,412

Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at December 31, 2010 and 2009	28,395	27,945
Common stock Class A, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,355,466 and 11,352,482 at December 31, 2010 and 2009, respectively	22,711	22,705
Common stock Class B, par value $0.10 per share, authorized 3,000,0000 shares; issued, 2,086,689 and 2,089,284 at December 31, 2010 and 2009, respectively	209	209
Additional paid in capital	126,152	126,117
Accumulated deficit	(91,746)	(67,197)
Accumulated other comprehensive income (loss)	1,942	(1,652)
Treasury stock — at cost, shares of Class A, 498,488 at December 31, 2010 and 2009	(6,971)	(6,971)

Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	80,692	101,156
Noncontrolling interest	3,401	3,158
Total shareholders’ equity	84,093	104,314

Total liabilities and shareholders’ equity	$980,626	$1,292,726

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Interest income
Loans and leases, including fees	$42,643	$45,757	$49,863
Investment securities held to maturity, taxable	—	—	3,241
Investment securities available for sale:
Taxable interest	14,464	20,102	19,066
Tax exempt interest	—	19	75
Deposits in banks	154	164	495
Federal funds sold	1	1	24

Total Interest Income	57,262	66,043	72,764

Interest expense
Deposits	16,922	25,342	25,414
Short-term borrowings	3,835	169	674
Long-term borrowings	5,215	11,685	11,770
Obligations related to real estate owned via equity investments	22	243	251

Total Interest Expense	25,994	37,439	38,109

Net Interest Income	31,268	28,604	34,655
Provision for loan and lease losses	22,140	20,605	21,841

Net Interest Income after Provision for Loan and Lease Losses	9,128	7,999	12,814

Other income (loss)
Gains on sales of premises and equipment	—	—	1,991
Gains on sale of premises and equipment related to real estate owned via equity investments	667	1,817	1,679
Income from bank owned life insurance	379	1,099	1,233
Service charges and fees	1,266	1,419	1,186
Gains on sales related to real estate joint ventures	—	—	1,092
Income related to real estate owned via equity investments	564	1,302	965
Gains on sales of other real estate owned	1,019	294	429
Gains on sales of loans and leases	666	914	190
Gain on sale of security claim	1,656	—	—
Net gains (losses) on investment securities available for sale	1,290	1,892	(1,313)
Other income	737	578	148

Other income,excluding other than temporary impairment losses	8,244	9,315	7,600

Total other than temporary impairment losses on investment securities	(566)	(13,431)	(23,388)
Portion of loss recognized in other comprehensive loss	87	2,390	—

Net impairment losses recognized in earnings	(479)	(11,041)	(23,388)

Total Other Income (Loss)	7,765	(1,726)	(15,788)

Other expenses
Employee salaries and benefits	11,591	12,235	15,044
OREO impairment charge	7,374	4,537	—
Professional and legal fees	4,237	4,367	3,783
Occupancy and equipment	3,216	3,381	2,860
FDIC and state assessments	3,047	3,801	658
Impairment related to real estate owned via equity investments	2,600	—	1,500
OREO and loan collection expenses	2,536	3,218	188
Impairment of real estate joint ventures	1,552	—	—
Pennsylvania shares tax	1,320	1,299	1,369
Expenses related to real estate owned via equity investments	529	907	966
Directors fees	355	676	675
Stock option expense	35	226	703
Other operating expenses	2,351	3,009	4,787

Total Other Expenses	40,743	37,656	32,533

Loss Before Income Tax	(23,850)	(31,383)	(35,507)
Income tax expense	—	474	2,643

Net Loss	$(23,850)	$(31,857)	$(38,150)

Less net income (loss) attributable to noncontrolling interest	243	1,402	(68)

Net Loss Attributable to Royal Bancshares of Pennsylvania, Inc.	$(24,093)	$(33,259)	$(38,082)

Less Preferred stock Series A accumulated dividend and accretion	$1,970	$1,672	$—
Net Loss to Common Shareholders	$(26,063)	$(34,931)	$(38,082)
Per common share data
Net loss — basic	$(1.97)	$(2.64)	$(2.86)

Net loss — diluted	$(1.97)	$(2.64)	$(2.86)

Cash dividends— Class A shares	$—	$—	$0.30

Cash dividends— Class B shares	$—	$—	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
For the year ended December 31, 2010

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except preferred share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity

Balance January 1, 2010	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314
Comprehensive loss
Net (loss) income							(24,093)			243	(23,850)
Other comprehensive income, net of reclassifications and taxes								3,594			3,594

Total comprehensive loss											$(20,256)

Common stock conversion from Class B to Class A		3	6	(2)	—		(6)				—
Accretion of discount on preferred stock	450						(450)				—
Stock option expense						35					35

Balance December 31, 2010	$28,395	11,355	$22,711	2,087	$209	$126,152	$(91,746)	$1,942	$(6,971)	$3,401	$84,093

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities
Net loss	$(24,093)	$(33,259)	$(38,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	686	907	1,059
Stock compensation expense	35	226	703
Impairment charge for other real estate owned	7,374	4,537	—
Provision for loan and lease losses	22,140	20,605	21,841
Net amortization (accretion) of discounts and premiums on loans, mortgage-backed securities and investments	2,444	518	(2,242)
(Benefit) provision for deferred income taxes	—	(174)	10,462
Gains on sales of other real estate owned	(1,019)	(294)	(429)
Gain on sales of real estate joint ventures	—	—	(1,092)
Proceeds from sales of loans and leases	4,145	10,844	2,613
Gains on sales of premises and equipment	—	—	(1,991)
Gains on sales of loans and leases	(666)	(914)	(190)
Gains on sales of security claim	(1,656)	—	—
Net (gains) losses on sales of investment securities	(1,290)	(1,892)	1,313
Distributions from investments in real estate	(210)	(200)	(241)
Gain from sale of premises of real estate owned via equity investment	(667)	(1,817)	(1,679)
Impairment of real estate owned via equity investments	2,600	—	1,500
Impairment of available-for-sale investment securities	479	11,041	23,388
Income from bank owned life insurance	(379)	(1,099)	(1,233)
Impairment of real estate joint venture	1,552	—	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,922)	(1,362)	1,676
Decrease (increase) in other assets	29,646	(5,225)	(10,766)
(Decrease) increase in accrued interest payable	(2,167)	48	(2,498)
Increase in other liabilities	1,669	5,292	3,364

Net cash provided by operating activities	38,701	7,782	7,476

Cash flows from investing activities
Proceeds from calls/maturities of held-to-maturity investment securities	—	—	105,265
Proceeds from calls/maturities of investment securities available-for-sale	118,056	148,268	169,901
Proceeds from sales of investment securities available-for-sale	181,334	184,226	15,775
Purchase of investment securities available-for-sale	(174,167)	(398,312)	(179,257)
Redemption of Federal Home Loan Bank stock	547	—	2,510
Net decrease (increase) in loans	109,221	(49,260)	(81,207)
Capital improvements to foreclosed assets	(1,242)	(2,431)	—
Proceeds from sale of foreclosed assets	13,319	7,877	1,186
Net cash received in connection with the sale of Royal Asian Bank	224	—	—
Proceeds from sale of premises and equipment	—	—	2,065
Purchase of premises and equipment	(115)	(287)	(692)
Purchase of life insurance	—	—	(5,000)
Proceeds from surrender of life insurance	—	22,628	—
Net proceeds from sale of premises of real estate owned via equity investments	6,682	11,354	9,064
Distributions from real estate owned via equity investments	210	200	241
Net decrease in real estate joint ventures	—	—	5,219
Net decrease in real estate owned via equity investments	(8,615)	(9,537)	(8,885)

Net cash provided by (used in) investing activities	245,454	(85,274)	36,185

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	Year ended December 31,
	2010	2009	2008
Cash flows from financing activities:
(Decrease) increase in non-interest bearing and interest bearing demand deposits and savings accounts	(2,105)	32,719	(65,443)
(Decrease) increase in certificates of deposit	(185,737)	88,968	55,359
Net decrease in short-term borrowings	(92,500)	—	(80,000)
Proceeds from long-term borrowings	—	—	65,000
Repayments of long-term borrowings	(6,726)	(21,506)	(4,230)
Repayment of mortgage debt of real estate owned via equity investments	(3,652)	(8,698)	(6,216)
Proceeds from the issuance of preferred stock	—	30,407	—
Cash dividends paid	—	(359)	(4,005)
Purchase of treasury stock	—	—	(946)
Issuance of common stock under stock option plans	—	—	174

Net cash (used in) provided by financing activities	(290,720)	121,531	(40,307)

Net (decrease) increase in cash and cash equivalents	(6,565)	44,039	3,354

Cash and cash equivalents at beginning of period	58,298	14,259	10,905

Cash and cash equivalents at end of period	$51,733	$58,298	$14,259

Supplemental Disclosure
Interest	$28,161	$37,391	$40,607

Income taxes	$—	$—	$—

Transfers to other real estate owned	$18,797	$29,660	$10,055

Carrying value of loans included in the sale of Royal Asian Bank	$57,556	$—	$—
Carrying value of investments included in the sale of Royal Asian Bank	13,999	—	—
Carrying value of other assets included in the sale of Royal Asian Bank	2,546	—	—

Total carrying value of assets included in the sale of Royal Asian Bank	$74,101	$—	$—

Carrying value of deposits included in the sale of Royal Asian Bank	$(73,374)	$—	$—
Carrying value of other liabilities included in the sale of Royal Asian Bank	(503)	—	—

Total carrying value of liabilities included in the sale of Royal Asian Bank	$(73,877)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Basis of Financial Statement Presentation
Nature of Operations
Royal Bancshares of Pennsylvania, Inc. (the “Company”), through its wholly owned subsidiaries Royal Bank America (“Royal Bank”) offers a full range of banking services to individual and corporate customers primarily located in the Mid-Atlantic states. Royal Bank competes with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and brokerage firms actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Royal Bank with respect to one or more of the services it renders.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Captive Insurance Company, Royal Preferred, LLC, and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC. In addition the following are owned 60% by Royal Bank: Royal Bank America Leasing, LP, Crusader Servicing Corporation and Royal Tax Lien Services, LLC. During the fourth quarter of 2010, Royal Captive Insurance was dissolved. The investments were sold for a gain of approximately $8,000, $2.0 million was paid to the Company as a dividend, and the remaining funds, in the approximate amount of $500,000, were transferred to the Company. On December 30, 2010 the Company completed the sale of all of the outstanding common stock of Royal Asian Bank (“Royal Asian”), a wholly-owned subsidiary, to an investor group led by Royal Asian’s President and Chief Executive Officer. Royal Asian’s net loss of $953,000 through December 29, 2010 is consolidated into the Company’s consolidated financial statements. Both of the Company’s Trusts are not consolidated as further discussed below in “Variable Interest Entities”. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
In preparing the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenditures for the period. Therefore, actual results could differ significantly from those estimates.
The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan and lease losses, loans held for sale, the valuation of other real estate owned, the valuation of deferred tax assets, real estate owned via equity investments, investment in real estate joint ventures, and other-than-temporary impairment losses on investment securities. In connection with the allowance for loan and lease losses estimate, when circumstances warrant, management obtains independent appraisals for significant properties. However, future changes in real estate market conditions and the economy could affect the Company’s allowance for loan and lease losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Significant Concentration of Credit Risk
Most of the Company’s activities are with customers located within the Mid-Atlantic region of the country. “Note 3 — Investment Securities” to the Consolidated Financial Statements discusses the types of securities in which the Company invests. “Note 4 — Loans and Leases” to the Consolidated Financial Statements discusses the types of lending in which the Company engages. The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business. The Company has 86% of its investment portfolio in securities issued by government sponsored entities. The Company’s tax lien portfolio has a geographic concentration in the State of New Jersey.
No substantial portion of loans is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate. There are numerous risks associated with commercial and consumer lending that could impact the borrower’s ability to repay on a timely basis. They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity. The Company has seen a deterioration in economic conditions as it pertains to real estate loans. Construction and land loans, non-residential real estate, and commercial loans represent 46% 23%, and 14%, respectively, of the $43.2 million in non-accrual loans held for investment at December 31, 2010.
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
At December 31, 2010, the Company had one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) based on Royal Investments America being the primary financial beneficiary. In June 2009, the FASB issued ASU No. 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) which updates ASC Topic 810. The purpose of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions in ASC Topic 860 as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU 2009-17 became effective on January 1, 2010. Earlier application was prohibited. The adoption of ASU 2009-17 had no impact on the Company’s consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Consolidation of this VIE was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. As shown on the consolidated balance sheet of the Company as of December 31, 2010, the Partnership no longer has senior debt with another bank. The remainder of the senior debt was paid off in June 2010. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.
On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009. The Company signed a forbearance agreement and an inter-creditor agreement between the Company and the Senior Lender on October 23, 2009 which extended the loan until December 9, 2010. On October 25, 2009, the Senior Lender filed for bankruptcy protection, which has not impacted the relationship between the Partnership and the Senior Lender. As part of the agreement to extend the loan for 14 months, the Senior Lender required the Partnership to provide additional funds to cover current and potential future cash requirements for capital improvements, operating expenses and marketing costs. As mentioned above the Senior Lender has been repaid in full. Through December 31, 2010, Royal Bank has loaned $2.4 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. This loan has begun to be repaid from the cash flows since the Senior Lender has now been paid in full. The outstanding balance as of December 31, 2010 is $418,000. The outstanding balance along with any additional advances to the Partnership will be repaid in full prior to any other payments to partners.
In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had recognized $10.0 million in impairment charges related to this asset through December 31, 2008. No further impairment of this asset occurred in 2009. During 2010 an additional impairment of $2.6 million was recorded as a result of a slow-down of unit sales following the end of the tax credit incentive that was being offered by the government. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.
At December 31, 2010, the Partnership had total assets of $9.0 million of which $6.8 million is real estate as reflected on the consolidated balance sheet and total borrowings of $9.6 million, of which $9.6 million relates to the Company’s loans discussed above. The Company has made an investment of $13.6 million in this Partnership ($2.5 million capital contribution and $11.6 million of loans). The impairments mentioned above along with the repayment of advances that started in June 2010 have contributed to an overall reduction in the Company’s investment. At December 31, 2010, the remaining amount of the investment in and receivables due from the Partnership totaled $6.6 million.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Trust Preferred Securities: Royal Bancshares Capital Trust I/II (“Trusts”) issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004. The Company does not consolidate the Trusts as ASC Topic 810 precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts expected returns. The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774,000. In addition, the income received on the Company’s common stock investments is included in other income. The Federal Reserve Bank has issued final guidance on the regulatory treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of ASC Topic 810. The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as a part of the collection of entities known as “restricted core capital elements.” The final adoption of the rule is effective on March 31, 2011 and will not have a material impact on its capital ratios. Refer to “Note 10 — Borrowings and Subordinated Debentures” to the Consolidated Financial Statements for more information.
US GAAP RAP Difference
In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with US GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010 and December 31, 2010 in accordance with US GAAP. However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as disclosed in “Note 2 — Regulatory Matters and Significant Risks And Uncertainties” and “Note 15 — Regulatory Capital Requirements” to the Consolidated Financial Statements. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.
Reclassifications
Certain items in the 2009 and 2008 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net loss for the periods presented herein as a result of reclassification.
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
Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes (when applicable), reported in the accumulated other comprehensive income component of shareholders’ equity. The Company held no trading securities at December 31, 2010 and 2009. Discounts and premiums are accreted/amortized to income by use of the level-yield method. Gain or loss on sales of securities available for sale is based on the specific identification method.

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
On September 26, 2008 the Company reclassified the remainder of its HTM investment securities to AFS. The transferred investment securities had a total book value of $37.6 million and a fair value of $34.7 million. The unrealized loss of $2.9 million on these securities was recorded, net of tax, as other comprehensive loss, an adjustment to shareholders’ equity. As a result per ASC Topic 320, the Company was not able to classify investment security purchases as HTM through 2010.
Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of December 31, 2010 and 2009, FHLB stock totaled $10.4 million and $11.0 million, respectively.
In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. In the fourth quarter of 2010 the FHLB began partially repurchasing excess capital stock and repurchased $500,000 from the Company. The suspension of the dividend remains in effect.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB. On February 22, 2011, the FHLB filed an 8-K to report their results for the year ended December 31, 2010. For the year ended December 31, 2010, the FHLB had net income of $8.3 million compared to a net loss of $37.4 million for the year ended December 31, 2009. The improvement in their results was related to lower credit-related losses on their mortgage-backed securities portfolio. At December 31, 2010, GAAP capital was $4.2 billion as compared to a $3.7 billion at December 31, 2009. The FHLB was in compliance with its risk-based, total and leverage capital requirements at December 31, 2010. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs (government-sponsored entities) through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered. Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of December 31, 2010. Further deterioration of the FHLB’s capital levels may require the Company to deem its restricted investment in FHLB stock to be other-than-temporarily impaired.
Loans Held for Sale
At December 31, 2010, the Company’s loans held for sale (“LHFS”) were comprised of $22.6 million in non-accrual and $7.0 million in classified construction and land development loans and commercial and residential real estate loans totaling $29.6 million. These loans were transferred from loans held for investment (“LHFI”) to LHFS at the lower of cost or fair market value using the bid price on an asset pool sale which is expected to close in the second quarter of 2011. At the time of transfer to LHFS credit losses of $11.4 million were charged against the allowance for loan and lease losses. Generally any subsequent credit losses on LHFS are recorded as a component of non-interest income. LHFS at December 31, 2009 were $2.3 million and included one land development loan and one commercial real estate loan.
Loans and Leases
Loans and leases are classified as LHFI when management has the intent and ability to hold the loan or lease for the foreseeable future or until maturity or payoff. LHFI are stated at their outstanding unpaid principal balances, net of an allowance for loan and leases losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan. The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at December 31, 2010. A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.
The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
For all classes of loans receivable, the accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. When a loan is placed on non-accrual all unpaid interest is reversed from interest income. Interest payments received on nonaccrual loans including impaired loans are normally applied against principal. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis. Generally, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.
Troubled debt restructurings (“TDRs”) are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. As of December 31, 2010, the Company has one TDR. This TDR is a multi-family real estate non-accrual loan in the amount of $1.8 million.
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
Allowance for Loan and Lease Losses
The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb possible losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”). The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change as more information becomes available. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.
The loan portfolio is stratified into loan segments that have similar risk characteristics. The general allowance is based upon historical loss rates using a three-year rolling average of the historical loss experienced within each loan segment. The qualitative factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a report accompanying the allowance for loan loss calculation.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The specific reserves are determined utilizing standards required under ASC Topic 310. A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Non-accrual loans are evaluated for impairment on an individual basis considering all known relevant factors that may affect loan collectability such as the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of current collateral values (current appraisals or rent rolls for income producing properties), and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Non-accrual loans that experience insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The Company obtains third-party appraisals on the fair value of real estate collateral. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Once a loan is determined to be impaired it will be deducted from the portfolio and the net remaining balance will be used in the general and qualitative analysis.
The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loan not classified are rated pass.
In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate at December 31, 2010. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination. During 2010, there were changes in estimation methods or assumptions that affected the allowance methodology. These changes included changes to the period used for the historical loss calculation; increasing the qualitative risk factors as a result of deteriorating economic conditions on both a local and national level and the risk factor associated with classified assets.

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
Interest Rate Swaps
For asset/liability management purposes, the Company had used interest rate swaps which are agreements between the Company and another party (known as counterparty) where one stream of future interest payments is exchanged for another based on a specified principal amount (known as notional amount). The Company will use interest rate swaps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process, are linked to specific liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.
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
As a consequence of the 2008 Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy filing, the swap agreements and cash flow hedge that existed at the time of the bankruptcy filing were terminated. The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral. Because of the uncertainty surrounding the litigation and the Lehman bankruptcy, the Company classified the collateral as other-than-temporarily impaired for the entire amount as of December 31, 2008. In the fourth quarter of 2010, the Company sold its claim and recorded a gain of $1.7 million. The Company did not have any interest rate swaps agreements at December 31, 2010 and 2009.
Investments in Real Estate Joint Ventures
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
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taken advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred asset through an agreement to repurchase them before maturity.
Advertising Costs
Advertising costs are expensed as incurred. The Company’s advertising costs were $109,000, $184,000, and $206,000 for 2010, 2009, and 2008, respectively.
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
Stock Compensation
FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) requires that the compensation cost relating to share-based payment transactions be recognized in consolidated financial statements. The costs are measured based on the fair value of the equity or liability instruments issued. ASC Topic 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The effect of ASC Topic 718 is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. ASC Topic 718 permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company recorded compensation expense relating to stock options and restricted stock of $35,000, $226,000 and $703,000 during 2010, 2009 and 2008, respectively.
At December 31, 2010, the Company had a director stock-based, an employee stock-based, and a long term incentive compensation plans, which are more fully described in “Note 17 — Stock Compensation Plans” to the Consolidated Financial Statements.
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
Treasury Stock
Shares of common stock repurchased are recorded at treasury stock cost.
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
Fair Value of Financial Instruments
For information on the fair value of the Company’s financial instruments refer to “Note 20 — Fair Value of Financial Instruments” to the Consolidated Financial Statements.
Restrictions on Cash and Amounts Due From Banks
Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $100,000.

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
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which is intended to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. (“ASU 2010-20”) requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosure requirements as of December 31, 2010 are included in “Note 4 — Loans and Leases” and “Note 5 — Allowance for Loan and Lease Losses” to the Consolidated Financial Statements. Disclosures about activity that occurs during a reporting period will be effective in the interim reporting period ending March 31, 2011. In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20.” The update defers the effective date of reporting troubled debt restructuring (“TDR”) credit quality disclosures until after the FASB has clarified the guidance for determining what constitutes a TDR.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES
FDIC Orders
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
The Orders do not materially restrict Royal Bank from transacting its normal banking business. Royal Bank continues to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Orders.
Royal Bank created a Regulatory Compliance Committee comprised of outside directors and management in the third quarter of 2009. The purpose of the Committee is to monitor compliance with the Orders. Royal Bank has submitted an internal assessment of senior management’s qualifications report to the FDIC and the Department. Additionally Royal Bank has submitted plans for reducing classified assets, reducing delinquencies, reducing commercial real estate concentrations, liquidity and funds management, and reducing non-core deposits and whole-sale funding sources. Royal Bank had submitted a 2010 budget plan, a 2010 strategic plan and a compensation plan. All plans have been approved by the FDIC and the Department where required. In the first quarter of 2011, Royal Bank submitted a strategic plan and a budget plan for 2011 to the FDIC and the Department for their review.
Royal Bank has submitted all required quarterly reports to the FDIC and the Department detailing the actions taken to maintain compliance with the Orders as of the date of this Report.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES- Continued
Federal Reserve Agreement
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
Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the Orders and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the Orders and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending; however, our ability to expand into potentially attractive commercial real estate or construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the Orders. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the Orders and the Federal Reserve Agreement.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES — Continued
Continued Losses
Over the past three years, the Company has recorded significant losses totaling $95.4 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, and the establishment of a deferred tax valuation allowance. The year-over-year decrease in losses was mainly related to the reduction in other-than-temporary impairment on investment securities. As a result of these losses, the Company has negative retained earnings of $91.8 million at December 31, 2010. In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.
The deterioration of the real estate market over the past few years has significantly impacted the Company’s loan portfolio which has a high concentration of real estate secured loans. Net loan charge-offs were $30.4 million, $19.2 million, and $12.2 million in 2010, 2009, and 2008. The level of charge-offs were the primary reason for the significant provision for loan and lease losses of $22.1 million, $20.6 million, and $21.8 million that were recorded in 2010, 2009, and 2008, respectively. As a result of the pending bulk loan/asset sale the level of non-performing loans held for investment total $43.2 million at December 31, 2010, compared to $73.7 million at December 31, 2009 and $85.8 million at December 31, 2008. Total non-performing loans at December 31, 2010 were $65.8 million and include $22.6 million in LHFS.
The investment impairment charges totaled $479,000, $11.0 million, and $23.4 million in 2010, 2009, and 2008, respectively. As evidenced by the significant reduction in impairment charges, the Company has reduced the credit risk within its investment portfolio. This was accomplished by taking advantage of opportunities to sell investments that had potential credit risk for minimal losses as well as instituting new policy guidelines regarding types of investments, as well as limits on the amount of each type of investment.
The establishment of a deferred tax valuation allowance resulted in a $15.5 million non-cash charge to the consolidated statement of operations in 2008. This was a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets.
In addition to the losses mentioned above, the Company has experienced an increase in other operating expenses over the past three years. These increased expenses include OREO impairment charges, OREO expenses, and legal and other expenses related to credit quality. Impairment charges related to real estate owned via equity investments totaled $2.6 million, $0, and $1.5 million in 2010, 2009, and 2008 respectively. Also included are FDIC and state assessments which totaled $3.0 million, $3.8 million, and $658,000 in 2010, 2009, and 2008, respectively. As a result of the reduction of deposits in 2010, largely related to the redemption of brokered deposits, the FDIC assessment decreased in 2010.
Credit Quality
The Company’s success significantly depends on the growth in population, income levels, loans and deposits and on the continued stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be adversely affected. Adverse economic conditions in our specific market areas, specifically decreases in real estate property values due to the nature of our loan portfolio could reduce our growth rate, affect the ability of customers to repay their loans and generally affect our financial condition and results of operations. Many industries have been impacted by the effects of the current economic conditions over the past two and a half years, with financial services and real estate being hit particularly hard. The Company’s loan and investment portfolios were directly affected. The Company’s commercial real estate loans, including construction and land development loans, have seen a decline in the collateral values, and a reduction in the borrowers’ ability to meet the payment terms of their loans due to reduced cash flow. Further declines in collateral values and borrowers’ liquidity with sustained unemployment at current levels may lead to increases in foreclosures, delinquencies and customer bankruptcies. The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES — Continued
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
The Company had non-performing loans and recorded charge-offs of $65.8 million ($43.2 million in LHFI and $22.6 million in LHFS) and $31.7 million at December 31, 2010, $73.7 million and $19.8 million at December 31, 2009, and $85.8 million and $12.3 million at December 31, 2008, respectively. OREO balances were $29.2 million, $30.3 million, and $10.3 million at December 31, 2010, 2009, and 2008, respectively.
The Company has signed a letter of intent to sell a pool of $54.1 million of classified assets in a bulk sale, which includes $30.3 million of non-performing loans, $10.8 million of classified accruing loans and $13.0 million of OREO properties. The pending sale is expected to close in the second quarter. The asset pool sale resulted in an additional loss of $14.2 million during the fourth quarter of 2010. The lower of cost or fair market value of the loans transferred to LHFS was $29.6 million, which included $22.6 million in non-performing loans and $7.0 million in classified loans, after recording credit losses of $11.4 million. In addition, the Company recorded an OREO impairment charge of $2.8 million to reflect the projected sales price of the properties included in the sale. If and when completed the asset pool sale will allow for a significant reduction in classified assets and will improve the credit quality of the Company’s loan portfolio and overall balance sheet.
In accordance with the Orders, Royal Bank has eliminated from the balance sheet via charge-off all assets classified as “Loss”. Royal Bank was successful in reducing classified loans, which includes LHFS, and OREO from $149.6 million at June 30, 2009 to $109.9 million at December 31, 2010. Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $12.2 million at December 31, 2010. No material advances were made on any classified or delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank’s non-performing loans held for investment were $80.8 million and $43.2 million at June 30, 2009 and December 31, 2010, respectively. Total non-performing loans at December 31, 2010 are $65.8 million and include $22.6 million in LHFS. The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with US government issued or sponsored securities. Year-over-year other-than-temporary-impairment losses have decreased from $23.4 million at December 31, 2008 to $11.0 million at December 31, 2009 to $479,000 at December 31, 2010.
Commercial Real Estate Concentrations
As mentioned previously the adverse economic conditions have primarily impacted the real estate secured loan portfolio. Non-residential real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals. While the Company believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property. As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general. The remaining loans in the portfolio are commercial or industrial loans. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions. Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise be expected to maintain as a result of the Bank’s commercial real estate loans, which may require the Company to obtain additional capital.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES — Continued
Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Our non-residential real estate and construction and land development loan portfolio held for investment was $284.1 million at December 31, 2010 comprising 57% of total loans compared to $418.3 million or 61% of total loans at December 31, 2009. Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale from $289.1 million at June 30, 2009 to $214.1 million at December 31, 2010, which amounted to 207.7% of total capital and 225.9% of Tier 1 capital. At December 31, 2010, total construction/land loans (“CL loans”) including loans held for sale amounted to $93.2 million, or 90.5%, of total capital and 98.4% of Tier 1 capital. CL loans were approximately $20 million less than what was projected under the CRE concentration plan at year end 2010. Based on capital levels calculated under US GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under RAP (see discussions under “GAAP RAP Difference” under “Note 1 -Significant Accounting Policies” and “Note 15 — Regulatory Capital Requirements” to the Consolidated Financial Statements), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 239.6%, 263.5%, 104.3% and 114.8%. Under RAP, Royal Bank would have a concentration in CL loans as defined in the Guidance. Included in the figures above are loans held for sale as of December 31, 2010.
Balance Sheet Reduction (Deleveraging)
During the past 18 months, Royal Bank has continued to record losses in earnings, which have negatively impacted its capital ratios. The Company implemented a strategy to mitigate this impact to the capital ratios through the reduction of the balance sheet (deleveraging). The balance sheet deleveraging was accomplished primarily through the redemption of brokered deposits and FHLB borrowings as required under the Orders by reducing the balances of cash, investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued losses of income by maintaining that capital ratio as a percentage of the remaining reduced level of assets in order to achieve capital ratios at required regulatory levels. The Company recognizes that deleveraging will also potentially have a negative impact on future earnings, but will provide a short-term benefit to capital levels.
The deleveraging of the balance sheet over the past 18 months resulted from paying off FHLB advances and redeeming brokered CDs totaling $266.8 million within Royal Bank. The Company plans to redeem additional brokered CDs in 2011. As part of the restructuring of the investment portfolio, the Company also reduced the investment portfolio by approximately $122 million during 2010, which is almost entirely within Royal Bank. In addition, at year end 2010, loans have declined by approximately $116 million due to pay downs of principal, payoffs, charge-offs and transfers to OREO.
Liquidity and Funds Management
Royal Bank can not accept new brokered deposits and has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are well in excess of the target levels. As discussed in “Note 10 — Borrowings and Subordinated Debentures” to the Consolidated Financial Statement, Royal Bank has an over collateralized delivery requirement of 105% with the Federal Home Loan Bank (“FHLB”) as a result of the level of non-performing assets and the losses that have been experienced over the past three years. The ability to borrow additional funds is based on the amount of collateral that is available to be pledged. As of December 31, 2010, Royal Bank had approximately $45 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged. In addition, Royal Bank has approximately $95 million of unpledged agency securities that are available to be pledged as collateral if needed. Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window. The availability, which is approximately $7 million at December 31, 2010, is based on collateral pledged.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES — Continued
At December 31, 2010, Royal Bank had $51.7 million in cash on hand and $95.0 million in unpledged agency securities. At December 31, 2010, the liquidity to deposits ratio was 31.4% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 24.2% compared to Royal Bank’s 10% policy target. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs. Brokered CDs declined $137.8 million from $226.9 million at June 30, 2009 to $89.1 million at December 31, 2010. Borrowings declined $129.0 million from $283.9 million at June 30, 2009 to $154.9 million at December 31, 2010.
The Company also has unfunded pension plan obligations of $12.5 million as of December 31, 2010 which potentially could impact liquidity. The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.
Dividend and Interest Restrictions
Due to the Orders and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities. As of December 31, 2010, the Series A Preferred stock dividend in arrears is $2.4 million, which has not been recognized in the consolidated financial statements. As of December 31, 2010 the trust preferred interest payment in arrears was $1.2 million and has been recorded in interest expense and accrued interest payable. The Company believes the decision to suspend the preferred cash dividends and the trust preferred interest payments will better support the capital position of Royal Bank. The Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid in the event the Company fails to pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive). The Company missed the sixth dividend payment due on November 16, 2010.
At December 31, 2010, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. Under the Orders Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company. Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.
Capital Adequacy
In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with US GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2010 in accordance with US GAAP. However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as disclosed in “Note 15 — Regulatory Capital Requirements” to the Consolidated Financial Statements. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.
Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At December 31, 2010, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 13.76% and 8.03%, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 2 — REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES — Continued
Department of Justice Investigation (“DOJ”)
On March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the DOJ. The subpoena seeks certain documents and information relating to an ongoing investigation being conducted by the DOJ. It is possible that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputational risk due to negative publicity. However Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are “subjects” of the investigation and therefore the Company has concluded that it is unlikely that a contingent liability exists. Royal Bank, CSC and RTL are cooperating in the investigation.
Management Plans
The Company was successful during the past year in reducing the cost of funds, which improved the net interest margin; in completing the sale of Royal Asian, which permitted the Company to contribute additional capital of $10.3 million to Royal Bank, minimizing investment impairment, which amounted to only $479,000 in 2010; recouping $1.7 million of the $5.0 million collateral loss associated with the collapse of Lehman in 2008; and complying with the Orders, which included maintaining required capital ratios and liquidity measures. During the first quarter of 2011 the Company signed a letter of intent to sell approximately $54 million of classified assets in a bulk sale that will significantly improve Royal Bank’s credit quality.
In addition to increased board oversight and the creation of a Regulatory Compliance Committee in response to the Orders, the Company has enhanced the board through the addition of experienced directors with diverse backgrounds. The new members are comprised of the following: the CEO of a public company who has legal and consulting experience, a former regulator with consulting experience, a former CEO of a much larger financial institution who has bank turnaround experience and a former senior partner of a public accounting firm.
The board and management have developed a contingency plan to maintain capital ratios at required levels under the Orders that expands the deleveraging beyond the redemption of brokered CDs and FHLB advances, which includes the potential securitization of a significant portion of the tax lien portfolio in 2011. The Company will also consider the following measures as part of the contingency plan, if required, to insure that capital ratios continue to meet the requirements of the Orders. These additional measures, if required, include the following: consider selling selected branches with high concentrations of retail CDs, consider selling performing loans or specific segments of the loan portfolio, consider a shareholder rights offering, and consider reducing the level of investment securities by allowing maturing CDs to selectively runoff. It is extremely unlikely that all of the above alternatives would be initiated. The Company recognizes that some of these measures will also potentially have a negative impact on future earnings due to the loss of earning assets, but they also can potentially provide a short-term benefit to capital levels. The board of directors and management of the Company remain committed to meeting the capital level requirements for Royal Bank as set forth in the Orders.
The Company’s strategic plan includes compliance with the Orders and the Federal Reserve Agreement discussed above, reducing the level of classified loans within the loan portfolio and improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio and returning to profitability. In concert with these efforts, the Company will transition more toward a community bank focus within its geographic footprint and adjacent markets. This will be achieved through the continued diversification of the loan portfolio, increased emphasis on the growth of core deposits, the utilization of enterprise risk management for reviewing strategic initiatives and maintenance of improved underwriting standards. The strategic plan provides a framework for maintaining required capital ratios while also reducing the risk profile of the Company and Royal Bank.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale investment securities are summarized as follows:

		Included in Accumulated Other
		Comprehensive Income (AOCI)
			Gross unrealized losses
				Non-credit
		Gross		related
As of December 31, 2010	Amortized	unrealized	Non-OTTI	OTTI in
(In thousands)	cost	gains	in AOCI	AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$8,492	$348	$—	$—	$8,840
U.S. government agencies	30,492	—	(755)	—	29,737
Common stocks	381	152	(50)	—	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,717	3,640	(704)	—	234,653
Non-agency	7,026	114	(3)	—	7,137
Corporate bonds	9,483	—	(197)	—	9,286
Trust preferred securities	16,566	2,135	—	(87)	18,614
Other securities	7,974	431	—	—	8,405

Total available for sale	$312,131	$6,820	$(1,709)	$(87)	$317,155

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
The investment portfolio declined $121.5 million from $438.7 million at December 31, 2009 to $317.2 million at December 31, 2010. The decrease was primarily due to the sale of debt securities and government agencies to reduce credit risk and extension risk within the investment portfolio and provide funds for the redemption of maturing retail CDs, brokered CDs and FHLB advances.
The amortized cost and fair value of investment securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2010
	Amortized
(In thousands)	cost	Fair value
Within 1 year	$—	$—
After 1 but within 5 years	4,300	4,289
After 5 but within 10 years	16,615	16,273
After 10 years	35,626	37,075
Mortgage-backed securities-residential	8,492	8,840
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,717	234,653
Non-agency	7,026	7,137

Total available for sale debt securities	303,776	308,267

No contractual maturity	8,355	8,888

Total available for sale securities	$312,131	$317,155

Proceeds from the sales of investments available for sale during 2010, 2009 and 2008 were $181.3 million, $184.2 million, and $15.8 million, respectively. The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the years ended December 31,
(In thousands)	2010	2009	2008
Gross realized gains	$1,938	$4,077	$176
Gross realized losses	(648)	(2,185)	(1,489)

Net realized gains (losses)	$1,290	$1,892	$(1,313)

As of December 31, 2010, investment securities with a market value of $133.1 million were pledged as collateral to secure advances with the FHLB.

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
The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010:

	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
December 31, 2010		unrealized	Number of		unrealized	Number of		unrealized	Number of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
Investment securities available for sale
U.S. government agencies	$29,737	$(755)	8	$—	$—	—	$29,737	$(755)	8
Common stocks	96	(50)	2	—	—	—	96	(50)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,169	(687)	19	4,429	(17)	1	77,598	(704)	20
Non-agency	918	(3)	1	—	—	—	918	(3)	1
Corporate bonds	8,986	(197)	9	—	—	—	8,986	(197)	9
Trust preferred securities	—	—	—	1,662	(87)	1	1,662	(87)	1

Total available for sale	$112,906	$(1,692)	39	$6,091	$(104)	2	$118,997	$(1,796)	41

The AFS portfolio had gross unrealized losses of $1.8 million at December 31, 2010, which recovered from gross unrealized losses of $5.6 million at December 31, 2009. The improvement in gross unrealized losses is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio slightly offset by $479,000 in impairment charges, including $193,000 on two trust preferred securities, $165,000 on a preferred stock and $58,000 on one bond that the Company decided to sell before recovery of its cost basis. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
Common stocks: As of December 31, 2010, the Company had two common stocks of financial institutions with a total fair value of $96,000 and an unrealized loss of $50,000, or 34.4% of its aggregate cost. The Company recorded an OTTI charge to earnings of $220,000 related to one of these two common stocks in 2009. Because the Company does not intend to sell these stocks before recovery of their cost basis and will not more likely than not be required to sell the stocks before recovery of their cost basis, it does not consider the unrealized loss to be other-than-temporary at December 31, 2010.
Preferred stocks: During the second quarter of 2010 the Company decided to sell its one preferred stock holding of a financial institution and recorded an impairment charge of $165,000. Management evaluated analysts’ near term earnings estimates and recent stock price recovery in relation to the severity and duration of the unrealized loss. While the stock was rated below investment grade, and the stock price had seen a significant price recovery since the second quarter of 2009, the price began to decline again during the second quarter. The Company decided to sell the stock to minimize the loss. The sale was completed during the third quarter of 2010.
For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which is described below.
U.S. government-sponsored agencies (“US Agencies”): As of December 31, 2010, the Company had eight US Agencies with a fair value of $29.7 million and gross unrealized losses of $755,000, or 2.5%, of their aggregate cost. All of these US Agencies have been in an unrealized loss position for less than four months. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2010.
U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”): As of December 31, 2010, the Company had 20 Agency CMOs with a fair value of $77.6 million and gross unrealized losses of $704,000, or 0.9% of their aggregate cost. One of the Agency CMOs had been in an unrealized loss position for 13 months and the remaining 19 have been in an unrealized loss position for less than six months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2010.
Non-agency collateralized mortgage obligations (“Non-agency CMOs”): As of December 31, 2010, the Company had one non-agency CMO with a fair value of $918,000 and gross unrealized losses of $3,000, or 0.3% of the aggregate cost. The non-agency CMO bond has been in an unrealized loss position for less than twelve months. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bond by considering numerous factors including credit default rates, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. The bond is rated AAA. The Company does not intend to sell the non-agency CMO and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Therefore, the Company does not consider the bond to be other-than—temporarily impaired as of December 31, 2010.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
Corporate bonds: As of December 31, 2010, the Company had nine corporate bonds with a fair value of $9.0 million and gross unrealized losses of $197,000, or 2.2% of their aggregate cost. All nine bonds have been in an unrealized loss position for two months and are above investment grade. The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments. Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component as required under ASC Topic 320 to determine the credit risk component of the corporate bonds. Based on these analyses, there was no credit-related loss on the nine bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the nine bonds to be other-than-temporarily impaired at December 31, 2010.
During the third quarter of 2010, the Company sold seven corporate bonds for a net gain of $7,000. During the second quarter of 2010, the Company sold a corporate bond and recorded a loss of $125,000. The Company decided to sell this corporate bond mainly due to the downgrade of the credit rating of the bond’s issuer, which is a finance company. An impairment charge of $58,000 was recorded in the first quarter of 2010. During the first quarter of 2010, the Company sold a corporate bond that was deemed other-than-temporarily impaired during the second quarter of 2009. The Company recorded an $87,000 loss when the bond was sold. The Company sold the bond because the credit rating of the bond issuer had been previously downgraded and the price had recently improved.
Trust preferred securities: At December 31, 2010, the Company had seven trust preferred securities issued by five individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry. The valuations of trust preferred securities were based upon the fair market values of active trades for four of the securities and ASC Topic 320 using cash flow analysis for the remaining seven securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. As of December 31, 2010, the Company has one trust preferred security with a fair value of $1.7 million and gross unrealized losses of $87,000, or 5.0% of their aggregate cost. The trust preferred security has been in an unrealized loss position for longer than twelve months and was deemed other-than-temporarily impaired at June 30, 2009. The security is not rated.
The unrealized loss in the trust preferred security reflects the credit concerns related to the financial institution that issued this long term financial obligation. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in a lower value. Management applied a discounted cash flow analysis based upon the liquidity risk premiums and the recent corporate spreads for similar securities to arrive at the credit risk component of the unrealized loss as required by ASC Topic 320. As a result, there was no additional credit-related loss on the bond. The total gross unrealized loss of $87,000 recognized in comprehensive income is the noncredit-related loss on the security.
During the third quarter of 2010, the Company decided to sell an OTTI security and recorded an additional impairment charge of $138,000. The Company had previously recorded a credit-related impairment charge of $1.6 million in 2009 on this security. During the second quarter of 2010, the Company completed the sale of another trust preferred security that was deemed other-than-temporarily impaired during the second quarter of 2009 and recorded a loss of $8,000. The Company decided to sell this security during the first quarter of 2010 and recorded an impairment charge of $55,000. During the first quarter of 2010 the Company completed the sale of two other trust preferred securities deemed other-than-temporarily impaired at June 30, 2009 and recorded total gains of $124,000.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
Other securities: As of December 31, 2010, the Company had eight investments in real estate and SBA funds. As of December 31, 2010, one of the private equity real estate funds has a fair value of $577,000. During the first quarter of 2010, after reviewing the fund’s recent financials, asset values, and its near-term projections, management concluded that the fund was other-than-temporarily impaired and recorded an impairment charge of $63,000. The Company has two investments in private equity global commercial real estate investment funds with a total fair value of $1.0 million at December 31, 2010. These funds were deemed other-than-temporarily impaired during 2009. There was no additional impairment charge in 2010. These funds are not rated.
The Company will continue to monitor all of the above investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at December 31, 2010 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(In thousands)	2010	2009
Balance at January 1,	$1,896	$—
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	4,821
Reductions for securities sold during the period (realized)	(859)	(1,061)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	(113)	(1,864)

Balance at December 31,	$924	$1,896

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

	For the years ended December 31,
(In thousands)	2010	2009	2008
Mortgage-backed securities-residential	$—	$—	$4,953
Non-agency collateralized mortgage obligations	—	459	3,188
Corporate bonds	58	1,353	11,497
Trust preferred securities	193	3,009	—
Common stocks	—	4,334	—
Preferred stocks	165	1,117	3,750
Other securities	63	769	—

	$479	$11,041	$23,388

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 3 — INVESTMENT SECURITIES — Continued
The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009:

	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
December 31, 2009		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
(In thousands)	Fair value	losses	positions	Fair value	losses	positions	Fair value	losses	positions
Investment securities available for sale
Mortgage-backed securities-residential	$11,922	$(26)	3	$—	$—	—	$11,922	$(26)	3
U.S. government agencies	398	(2)	4	—	—	—	398	(2)	4
Preferred stocks	—	—	—	2,230	(270)	1	2,230	(270)	1
Common stocks	41	(8)	3	—	—	—	41	(8)	3
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	111,661	(1,281)	25	—	—	—	111,661	(1,281)	25
Non-agency	—	—	—	12,487	(1,957)	5	12,487	(1,957)	5
Collateralized debt obligations	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	5,602	(1,053)	2	5,602	(1,053)	2
Trust preferred securities	—	—	—	12,630	(855)	4	12,630	(855)	4
Other securities	—	—	—	1,158	(133)	1	1,158	(133)	1

Total available for sale	$124,022	$(1,317)	35	$34,107	$(4,268)	13	$158,129	$(5,585)	48

During 2009, the Company recorded a total impairment charge to earnings of $11.0 million related to common and preferred stocks, trust preferred securities, corporate bonds, collateralized mortgage obligations (“CMOs”) and real estate investment funds. Management concluded that these investments were OTTI.
NOTE 4 — LOANS AND LEASES
Major classifications of LHFI are as follows:

	As of December 31,
(In thousands)	2010	2009
Loans secured by real estate:
Construction	$29,044	$52,196
Land development	50,594	66,878
Secured by 1-4 family residential real estate:
Revolving, open-end loans secured by residential real estate and extended under lines of credit	1,252	1,272
All other loans secured by 1-4 family residential real estate:
Secured by first liens	26,166	44,053
Secured by junior liens	1,881	3,173
Secured by multi family (5 or more) residential real estate	10,277	22,017
Secured by residential real estate — mezzanine	—	2,480
Secured by non-farm nonresidential real estate	194,203	277,234
Tax certificates	70,443	73,106
Commercial and industrial loans	74,027	104,063
Loans to individuals for household, family, and other personal expenditures	768	1,514
Lease financing receivables (net of unearned income)	38,725	39,097
All other loans	25	659
Less: Deferred loan fees	(551)	(878)

Total loans and leases, net of unearned income	$496,854	$686,864

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 4 — LOANS AND LEASES — Continued
The Company granted loans to the officers and directors of the Company and to their associates. In accordance with Regulation O, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans and commitments was $3.9 million and $4.8 million at December 31, 2010 and 2009. During 2010 no new related party loans were approved. Total payments received on related party loans in 2010 were $444,000.
The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for income recognition on TDRs is to recognize income on currently performing restructured loans under the accrual method. As of December 31, 2010, the Company had one TDR which is classified as a multi-family real estate non-accrual loan in the amount of $1.8 million.
The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate and construction and land development loans at December 31, 2010. A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.
In the fourth quarter of 2010, the Company’s transferred to LHFS from LHFI $29.6 million in non-accrual and classified loans. At the time of transfer to LHFS credit losses of $11.4 million were charged against the allowance for loan and lease losses. These loans were transferred from LHFI at the lower of cost or fair market value using the bid price on an asset pool sale which is expected to close in the second quarter of 2011.
The Company uses a nine point grading risk classification system commonly used in the financial services industry as the credit quality indicator. The first four classifications are rated Pass. The riskier classifications include Watch, Special Mention, Substandard, Doubtful and Loss. The risk rating is related to the underlying credit quality and probability of default. These risk ratings are used to calculate the historical loss component of the ALLL.
•	Pass: includes credits that demonstrate a low probability of default;

•	Watch: a warning classification which includes credits that are beginning to demonstrate above average risk through declining earnings, strained cash flows, increased leverage and/or weakening market fundamentals;

•	Special mention: includes credits that have potential weaknesses that if left uncorrected could weaken the credit or result in inadequate protection of the Company’s position at some future date. While potentially weak, credits in this classification are marginally acceptable and loss of principal or interest is not anticipated;

•	Substandard accrual—includes credits that exhibit a well-defined weakness which currently jeopardizes the repayment of debt and liquidation of collateral even though they are currently performing. These credits are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected;

•	Non-accrual (substandard non-accrual, doubtful, loss)-includes credits that demonstrate serious problems to the point that it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

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
The following table presents risk ratings for each loan portfolio segment at December 31, 2010, excluding LHFS.

			Special
(In thousands)	Pass	Watch	Mention	Substandard	Non-accrual	Total
Construction	$992	$10,089	$5,491	$—	$12,472	$29,044
Land development	6,921	13,967	22,420	—	7,286	50,594
Real Estate-non-residential	97,142	49,278	37,723	—	10,060	194,203
Commercial & industrial	27,864	6,488	25,400	8,317	5,958	74,027
Residential real estate	19,272	7,430	198	—	2,399	29,299
Multi-family	2,804	4,117	903	—	2,453	10,277
Leasing	37,731	252	10	—	732	38,725
Consumer	768	25	—	—	—	793
Tax certificates	68,641	—	—	—	1,802	70,443

Subtotal LHFI	262,135	91,646	92,145	8,317	43,162	497,405

Less: Deferred loan fees						(551)

Total LHFI						$496,854

The following table is an aging analysis of past due payments for each loan portfolio segment at December 31, 2010, excluding LHFS.

	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction	$—	$—	$—	$12,472	$16,572	$29,044
Land development	—	—	—	7,286	43,308	50,594
Real Estate-non-residential	9,469	—	—	10,060	174,674	194,203
Commercial & industrial	146	659	—	5,958	67,264	74,027
Residential real estate	1,341	341	—	2,399	25,218	29,299
Multi-family	—	—	—	2,453	7,824	10,277
Leasing	252	10	—	732	37,731	38,725
Consumer	18	—	—	—	775	793
Tax certificates	—	—	—	1,802	68,641	70,443

Subtotal LHFI	11,226	1,010	—	43,162	442,007	497,405

Less: Deferred loan fees						(551)

Total LHFI						$496,854

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 4 — LOANS AND LEASES — Continued
The following table details the composition of the non-accrual loans held for investment.

	As of December 31,
(In thousands)	2010	2009
Construction	$12,472	$18,316
Land development	7,286	5,908
Real Estate-non-residential	10,060	19,584
Commercial & industrial	5,958	11,779
Residential real estate	2,399	12,445
Residential real estate — mezzanine	—	2,480
Multi-family	2,453	—
Leasing	732	627
Tax certificates	1,802	2,540

Total	$43,162	$73,679

Total non-accrual loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS. Non-accrual loans were $73.7 million at December 31, 2009. The $7.9 million decline in total non-accrual loans was the result of $19.9 million in charge-offs related to impairment analysis and transfers to OREO, a $7.6 million charge to the allowance for loan and lease losses on the $30.3 million carrying value of non-accrual loans transferred to LHFS, $20.0 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual, $16.3 million transferred to other real estate owned, and a $2.6 million reduction related to the Royal Asian disposition which collectively were offset by $58.5 million in additions. Construction and land loans, non-residential real estate and commercial loans represent 46%, 23% and 14%, respectively of the $43.2 million in non-accrual loans held for investment at December 31, 2010. If interest had been accrued, such income would have been approximately $6.5 million, $6.2 million, and $5.1 million, for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, the Company had one troubled debt restructured loan and no loans past due 90 days or more on which interest continues to accrue. The $9.1 million decline in the valuation allowance was primarily related to $11.0 million in charge-offs recorded in 2010 on loans that were impaired at December 31, 2009 offset by a $1.8 million valuation allowance on loans that became impaired in 2010.
Total cash collected on impaired loans and leases during 2010, 2009, and 2008 was $21.7 million, $21.6 million, and $7.6 million, respectively, of which $21.1 million, $21.3 million, and $7.3 million was credited to the principal balance outstanding on such loans, respectively.
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 4 — LOANS AND LEASES — Continued
The following is a summary of information pertaining to impaired loans:

	As of December 31,
(In thousands)	2010	2009
Impaired loans and leases with a valuation allowance	$9,620	$46,670
Impaired loans and leases without a valuation allowance	32,805	27,009

Total impaired loans and leases	$42,425	$73,679

Valuation allowance related to impaired loans and leases	$1,907	$10,958

	For the years ended December 31,
(In thousands)	2010	2009	2008
Average investment in impaired loans and leases	$78,225	$79,754	$55,134
Interest income recognized on impaired loans and leases	$335	$242	$302
Interest income recognized on a cash basis on impaired loans and leases	$335	$242	$302
NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES
Changes in the allowance for loan and lease losses were as follows:

(In thousands)	2010	2009	2008
Balance at the beginning of the year	$30,331	$28,908	$19,282
Charge-offs	(31,714)	(19,818)	(12,327)
Recoveries	1,300	636	112

Net charge-offs	(30,414)	(19,182)	(12,215)
Reduction due to Royal Asian sale	(928)	—	—
Provision for loan losses and leases	22,140	20,605	21,841

Balance at the end of year	$21,129	$30,331	$28,908

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES — Continued
The following table presents the detail of the ALLL and the loan portfolio disaggregated by loan portfolio segment as of December 31, 2010.
Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2010

		Construction
	Commercial	and land						Tax
(In thousands)	real estate	development	Commercial	Multi-family	Residential	Consumer	Leasing	certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$10,039	$7,895	$6,542	$—	$3,762	$25	$1,757	$290	$21	$30,331
Charge-offs	(7,352)	(13,413)	(5,930)	(787)	(3,211)	—	(972)	(49)	—	(31,714)
Recoveries	684	116	81	18	313	37	51	—	—	1,300
Provision	6,796	9,508	3,223	1,421	285	(47)	834	139	(19)	22,140
Reduction due to Royal Asian sale	(633)	(130)	(119)	—	(43)	(3)	—	—	—	(928)

Ending balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129

Ending balance: related to loans individually evaluated for impairment	$1,363	$—	$—	$245	$74	$—	$194	$31	$—	$1,907

Ending balance: related to loans collectively evaluated for impairment	$8,171	$3,976	$3,797	$407	$1,032	$12	$1,476	$349	$2	$19,222

LHFI
Ending balance	$194,203	$79,638	$74,027	$10,277	$29,299	$793	$38,725	$70,443	$(551)	$496,854

Ending balance: individually evaluated for impairment	$10,060	$19,758	$5,858	$2,453	$2,159	$—	$335	$1,802	$—	$42,425

Ending balance: collectively evaluated for impairment	$184,143	$59,880	$68,169	$7,824	$27,140	$793	$38,390	$68,641	$(551)	$454,429

The following table details the loans that were evaluated for impairment by loan segment.

	As of December 31, 2010
	Unpaid			Average	Interest
	principal	Carrying	Related	recorded	income
(In thousands)	balance	value	allowance	investment	recognized
With no related allowance recorded:
Construction	$16,147	$12,472	$—	$19,944	$—
Land development	9,165	7,286	—	8,161	202
Real Estate-non-residential	4,511	4,255	—	13,650	42
Commercial & industrial	10,217	5,858	—	5,236	2
Residential real estate	1,172	1,119	—	3,243	76
Multi-family	1,935	1,815	—	458	—
Tax certificates	—	—	—	996	—

Total:	$43,147	$32,805	$—	$51,688	$322

With an allowance recorded:
Construction	$—	$—	$—	$7,340	$—
Land development	—	—	—	6,172	13
Real Estate-non-residential	5,805	4,442	1,363	5,057	—
Commercial & industrial	—	—	—	1,782	—
Residential real estate	1,239	966	74	1,153	—
Multi-family	638	393	245	3,469	—
Leasing	335	141	194	538	—
Tax certificates	4,850	1,771	31	1,026	—

Total:	$12,867	$7,713	$1,907	$26,537	$13

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 6 — OTHER REAL ESTATE OWNED
OREO decreased $1.1 million from $30.3 million at December 31, 2009 to $29.2 million at December 31, 2010. Set forth below is a table which details the changes in OREO from December 31, 2009 to December 31, 2010.

	2010
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Beginning balance	$30,317	$25,781	$30,795	$27,525
Capital improvements	—	697	545	—
Net proceeds from sales	(4,391)	(3,403)	(5,021)	(504)
Net gain on sales	157	174	404	284
Assets acquired on non-accrual loans	—	8,421	2,873	5,490
Other	500	85	(10)	—
Impairment charge	(802)	(960)	(2,061)	(3,551)

Ending balance	$25,781	$30,795	$27,525	$29,244

During the fourth quarter of 2010, the Company had five collateral acquisitions. The first foreclosure was on 87 improved residential lots which were collateral for a $3.9 million construction loan for an age-restricted community in Bucks County, Pennsylvania. The second foreclosure was on a two-story 13,000 square foot commercial building in Camden County, New Jersey. The third foreclosure was on seven single-family rental properties in Philadelphia, Pennsylvania that were collateral for a residential loan. The fourth foreclosure was on 18 single-family residential properties in Philadelphia, Pennsylvania that were collateral for a residential participation loan. The Company is entitled to 50% of the collateral. The Company recorded total charge-offs of $402,000 to the allowance for loan and lease losses when the collateral for these four lending relationships was transferred to OREO. The fifth foreclosure was on a 14.5 acre parcel, of which the developable area is 1.6 acres, in Burlington County, New Jersey. The parcel was collateral for a land development loan. A recent appraisal indicated an as-is value of $600,000. Consequently the Company recorded a gain of $271,000 when the collateral was transferred to OREO. During the fourth quarter, the Company recorded an impairment charge of $2.8 million on six properties included in the asset pool sale. Additionally the Company recorded a total impairment charge of $776,000 related to three previously foreclosed properties.
Also in the fourth quarter the Company sold portions of collateral associated with four separate OREO properties. The Company received proceeds of $477,000 and recorded a net gain of $11,000 as a result of these sales. Additionally the Company sold two properties acquired through the tax lien portfolio. The Company received proceeds of $27,000 and recorded gains of $2,000 as a result of these sales.
During the third quarter of 2010, the Company had two significant collateral acquisitions related to two different lending relationships. The first foreclosure was on two commercial building lots which were collateral for a $1.6 million construction loan in Maryland. The second foreclosure was on a three-story commercial building in Florida that was collateral for a $1.0 million commercial real estate loan. The Company is entitled to 95% of the collateral value. The Company recorded total charge-offs of $96,000 to the allowance for loan and lease losses when the collateral for these two lending relationships was transferred to OREO. During the third quarter the Company sold collateral associated with two notable projects. The first sale was related to a condominium project in Wildwood, New Jersey described below. The Company sold 25 units and received net proceeds of $3.0 million while recording a gain of $338,000 as a result of the sale of these units. The second sale was related to collateral acquired in the fourth quarter of 2009. The Company received proceeds of $1.4 million and recorded a gain of $59,000. During the third quarter of 2010, the Company recorded impairment charges of $2.1 million related to three separate projects and tax liens. In addition to the sales mentioned above the Company sold four properties acquired through the tax lien portfolio. The Company received proceeds of $240,000 and recorded gains of $45,000 as a result of these sales.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 6 — OTHER REAL ESTATE OWNED — Continued
During the second quarter of 2010, the Company received a deed in lieu of foreclosure for a rental community consisting of 182 dwelling units which was collateral for a $16.1 million participation loan. The Company is entitled to 52% of the collateral value. The Company recorded a charge-off of $457,000 to the allowance for loan and lease losses when the collateral was transferred to OREO. Also during the second quarter, the Company sold collateral associated with four different projects. The first sale was related to a condominium project in Raleigh, North Carolina that the Company foreclosed on during the fourth quarter of 2008. The Company sold three units during the second quarter of 2010. The second sale was related to a condominium project in Wildwood, New Jersey that the Company foreclosed on during the fourth quarter of 2009. During the second quarter of 2010, the Company completed the renovations to the project and held an auction of 28 units. At June 30, 2010, the Company had settled on ten of the condominium units. The third sale was related to a commercial building that was the collateral for a loan transferred to OREO during the second quarter of 2009. The last sale was related to 3 homes and 14 residential lots located in North Carolina and South Carolina that the Company foreclosed on during the second quarter of 2010. During the second quarter the Company sold one home and one lot. As a result of these sales, the Company received net proceeds of $2.9 million and recorded a loss of $15,000. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio. The Company received proceeds of $427,000 and recorded gains of $189,000 as a result of these sales.
During the second quarter of 2010, the Company recorded impairment charges of $960,000 which were primarily related to an apartment building in Luzerne County, Pennsylvania foreclosed on in the second quarter of 2009 and also the tax lien portfolio.
During the first quarter of 2010, the Company sold collateral related to three loans. The Company sold 19 condominium units in Raleigh, North Carolina. The second sale was a commercial building in Gloucester County, New Jersey that was collateral for a loan transferred to OREO in the third quarter of 2009. The third sale was a residential building in Philadelphia, Pennsylvania that was collateral for a loan transferred to OREO in the fourth quarter of 2009. As a result of these sales, the Company received net proceeds of $4.3 million and recorded an $87,000 gain. In addition to the sales mentioned above the Company sold one property acquired through the tax lien portfolio. The Company received proceeds of $139,000 and recorded gains of $70,000 as a result of this sale. During the first quarter of 2010, the Company recorded an impairment charge of $802,000 related to three lots in Ocean City, Maryland which were transferred to OREO in the first quarter of 2009.
The Company is working to satisfactorily sell the remaining OREO properties using existing relationships and possible future auctions. However the Company recognizes that due to the continued weak housing and commercial real estate markets the successful disposition of the properties will likely take considerable time.
NOTE 7 — PREMISES AND EQUIPMENT

		As of December 31,
	Estimated
(In thousands)	Useful Lives	2010	2009
Land		$2,396	$2,396
Buildings and leasehold improvements	5 - 39 years	8,071	8,082
Furniture, fixtures and equipment	3 - 7 years	7,048	6,922

		17,515	17,400
Less accumulated depreciation and amortization		(11,780)	(11,094)

		$5,735	$6,306

Depreciation and amortization expense, related to premises and equipment, was approximately $686,000, $907,000, and $1.1 million, for the years ended 2010, 2009, and 2008, respectively. Depreciation and amortization related to real estate owned via equity investments is not included in the above table.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 8 — LEASE COMMITMENTS
The Company leases various premises under non-cancelable operating lease agreements, which expire through 2021 and require minimum annual rentals. The approximate minimum rental commitments under the leases are as follows for the year ended December 31, 2010:

As of
(In thousands)	December 31, 2010
2011	$771
2012	682
2013	604
2014	296
2015	199
Thereafter	583

Total lease commitments	$3,135

The leases contain options to extend for periods from one to ten years. The cost of such lease extensions is not included in the above table. Rental expense for all leases was approximately $1.3 million, $1.2 million, and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
NOTE 9 — DEPOSITS
Deposits are summarized as follows:

	As of December 31,
(In thousands)	2010	2009
Demand	$52,872	$63,168
NOW	40,884	45,248
Money Market	180,862	168,893
Savings	15,922	15,336
Time deposits (over $100)	105,788	141,652
Time deposits (under $100)	208,534	240,557
Brokered deposits	89,051	206,901

Total deposits	$693,913	$881,755

Maturities of time deposits for the next five years and thereafter are as follows:

As of
(In thousands)	December 31, 2010
2011	$273,414
2012	72,749
2013	35,867
2014	4,998
2015	4,928
Thereafter	11,417

Total certificates of deposit	$403,373

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 10 — BORROWINGS AND SUBORDINATED DEBENTURES
1. Advances from the Federal Home Loan Bank
Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of December 31, 2010. At December 31, 2010, advances from the FHLB totaling $110.7 million, which includes the $22.0 million mentioned above, will mature within one day to three years. The FHLB advances had a weighted average interest rate of 2.78%. The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans. As of December 31, 2010, investment securities with a market value of $133.1 million were pledged as collateral to the FHLB. The average balance of advances with the FHLB during 2010 was $185.1 million.
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
At December 31, 2009, advances from FHLB totaled $209.5 million with maturities within one day to four years. These advances had a weighted average interest rate of 3.91%. The average balance of advances with the FHLB during 2009 was $226.9 million.
Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of December 31,
	2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate
Advances maturing in
2010	$—	—	$114,500	4.41%
2011	22,000	0.72%	—	—
2012	30,000	4.32%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	8,719	3.46%	15,001	3.46%

Total FHLB borrowings	$110,719		$209,501

2. Other borrowings
The Company has a note payable with PNC Bank (“PNC”) at December 31, 2010 in the amount of $4.2 million with a maturity date of August 25, 2016. The note payable balance at December 31, 2009 was $4.7 million. The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly. The interest rate at December 31, 2010 and 2009 was 0.40% and 0.38%, respectively.
At December 31, 2010 and 2009, the Company had additional borrowings of $40 million from PNC which will mature on January 7, 2018. These borrowings are secured by government agencies and mortgaged-backed securities. These borrowings have a weighted average interest rate of 3.65%. As of December 31, 2010, investment securities with a market value of $53.2 million were pledged as collateral to secure all borrowings with PNC.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 10 — BORROWINGS AND SUBORDINATED DEBENTURES — Continued
3. Subordinated debentures
The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”). The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 2.45% at December 31, 2010, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities had an initial interest rate of 5.80% until December 2009 and now resets quarterly at 3-month LIBOR plus 2.15%. The interest rate at December 31, 2010 was 2.45%.
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
On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities. The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of Royal Bank. As of December 31, 2010 the trust preferred interest payment in arrears was $1.2 million and has been recorded in interest expense and accrued interest payable.
NOTE 11 — INCOME TAXES
The components of the income tax expense (benefit) included in the consolidated statements of operations are as follows:

	For the years ended December 31,
(In thousands)	2010	2009	2008
Income tax expense (benefit)
Current	$—	$648	$(7,819)
Deferred	—	(174)	10,462

Income tax expense (benefit)	$—	$474	$2,643

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 11 — INCOME TAXES — Continued
The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2010, 2009, and 2008 is as follows:

	For the years ended December 31,
(In thousands)	2010	2009	2008
Computed tax benefit at statutory rate	$(8,432)	$(11,474)	$(12,404)
Tax-exempt income	(28)	(120)	(170)
Nondeductible expense	29	58	69
Bank owned life insurance	(133)	1,306	(432)
Bank owned life insurance excise penalty	—	474	—
Other non-taxable income	—	—	(413)
Other, net	—	—	496
Increase in valuation allowance	8,564	10,230	15,497

Applicable income tax expense (benefit)	$—	$474	$2,643

Deferred tax assets and liabilities consist of the following:

	As of December 31,
(In thousands)	2010	2009
Deferred tax assets
Allowance for loan and lease losses	$7,395	$10,616
Tax net loss carryforward	9,984	3,164
Asset valuation reserves	431	431
Security writedowns	1,943	1,780
OREO writedowns	5,564	1,395
Investment in partnerships	2,398	3,732
Accrued pension liability	4,588	4,191
Accrued stock-based compensation	780	767
Net operating loss carryovers from Knoblauch State Bank	1,232	1,232
Non-accrual interest	2,029	—
Unrealized losses on investment securities available for sale	—	61
Other	8	5

Deferred tax assets before valuation allowance	36,352	27,374

Less valuation allowance	(33,479)	(25,727)
Less valuation allowance for equity securities	—	(97)

Total deferred tax assets	2,873	1,550

Deferred tax liabilities
Penalties on delinquent tax certificates	596	559
Unrealized gains on investment securities available for sale	1,228	—
Accretion on investments	127	395
Prepaid deductions	545	212
Other	(37)	(30)

Total deferred tax liabilities	2,459	1,136

Net deferred tax assets, included in other assets	$414	$414

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 11 — INCOME TAXES — Continued
As of December 31, 2010 the Company had net operating income tax loss carryforwards of approximately $24.1 million which are available to be carried forward to future tax years. These loss carryforwards will expire in 2030 if not utilized.
The Company has approximately $22.0 million of net operating loss carryovers from the acquisition of Knoblauch State Bank (“KSB”) of which $3.5 million was available to be utilized as of December 31, 2010. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code.
The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. The deferred tax assets, net of valuation allowances, totaled $414,000 at December 31, 2010 and 2009. Management evaluated the deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors.
As of December 31, 2010, the Company was in a cumulative book taxable loss position for the three-year period ended December 31, 2010. For purposes of establishing a deferred tax asset valuation allowance, this cumulative book taxable loss position is considered significant objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. The cumulative book taxable loss position was caused by the negative impact on results from the banking operations, investment impairments and loan and lease losses over the past three years. These conditions deteriorated dramatically during the three month period ended December 31, 2008 and continued throughout 2009 and 2010, causing a significant increase in the pre-tax losses due in part to much higher credit losses, and downward revisions to projections of future results.
As of December 31, 2010, 2009 and 2008, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. As a result, the Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the three month period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2010 and 2009, the Company established additional valuation allowances of $7.7 million and $10.2 million, respectively, which was a result of the net operating loss for each year and the portion of the future tax benefit that more likely than not will not be utilized in the future. The additional valuation allowance did not impact the net loss as no tax benefit was recorded during 2010 or 2009.
As a result of the January 1, 2007 adoption of new guidance issued under FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”) the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Royal Bank applied the new guidance of ASC Topic 740 to all tax positions for which the statute of limitations remained open. There was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings as a result of the adoption of the new guidance under ASC Topic 740.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 11 — INCOME TAXES — Continued
The Company is subject to income taxes in the U. S. and various state and local jurisdictions. As of December 31, 2010, tax years 2005 through 2010 are subject to examination by various taxing authorities. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.
NOTE 12 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
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
The contract amounts are as follows:

	As of December 31,
(In thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk
Open-end lines of credit	$30,560	$44,829
Commitments to extend credit	—	1,630
Standby letters of credit and financial guarantees written	2,755	3,477
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees extend for one year and expire in decreasing amounts through the fourth quarter of 2011. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds personal or commercial real estate, accounts receivable, inventory or equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments is approximately 75%.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 13 — LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.
Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. On March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena seeks certain documents and information relating to an ongoing investigation being conducted by the DOJ. It is possible that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputation risk due to negative publicity. However, Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are “subjects” of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
NOTE 14 — SHAREHOLDERS’ EQUITY
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
3. Payment of Dividends
Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) concerning the payment of dividends by Royal Bank. Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings). Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC. In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause the Royal Bank’s capital to be reduced below applicable minimum capital requirements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 14 — SHAREHOLDERS’ EQUITY
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the Series A Preferred Stock; however, the Company believes this decision will better support the capital position of Royal Bank. As of December 31, 2010, the Series A Preferred stock dividend in arrears is $2.4 million, which have not been recognized in the consolidated financial statements. The Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid in the event the Company fails to pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive). The Company missed the sixth dividend payment due on November 16, 2010.
At December 31, 2010, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. Under the Orders as described in “Note 2 — Regulatory Matters and Significant Risks And Uncertainties ” to the Consolidated Financial Statements, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company. Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.
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
NOTE 15 — REGULATORY CAPITAL REQUIREMENTS
The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2010, management believes that Royal Bank met all capital adequacy requirements to which it is subject.
Under the Orders as described in “Note 2 — Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. Royal Bank met these requirements as of December 31, 2010. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. As of December 31, 2010, while Royal Bank met the criteria for a well capitalized institution under the regulatory framework for prompt corrective action, Royal Bank, as a party to the Orders, must classify itself as adequately capitalized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 15 — REGULATORY CAPITAL REQUIREMENTS — Continued
In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with US GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010 and December 31, 2010 in accordance with US GAAP. However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.
The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of December 31, 2010
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Royal Bank	$89,547	13.76%	$52,057	8.00%	$65,071	10.00%

Tier I capital (to risk-weighted assets)
Royal Bank	$81,253	12.49%	$26,029	4.00%	$39,043	6.00%

Tier I Capital (to average assets, leverage)
Royal Bank	$81,253	8.03%	$40,493	4.00%	$50,616	5.00%
The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under US GAAP:

For the year ended
(In thousands)	December 31, 2010
RAP net loss	$(30,011)
Tax lien adjustment, net of noncontrolling interest	8,126

US GAAP net loss	$(21,885)

	As reported	As adjusted
	under RAP	for US GAAP
Total capital (to risk-weighted assets)	13.76%	15.54%
Tier I capital (to risk-weighted assets)	12.49%	14.27%
Tier I capital (to average assets, leverage)	8.03%	9.24%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 15 — REGULATORY CAPITAL REQUIREMENTS — Continued
The tables below reflect the Company’s capital ratios:

	As of December 31, 2010
					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company (consolidated)	$115,227	17.21%	$53,570	8.00%	N/A	N/A

Tier I capital (to risk-weighted assets)
Company (consolidated)	$106,699	15.93%	$26,785	4.00%	N/A	N/A

Tier I Capital (to average assets, leverage)
Company (consolidated)	$106,699	9.68%	$44,075	4.00%	N/A	N/A
The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2010 consistent with GAAP and the FR Y-9C instructions. In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the year ended
(In thousands)	December 31, 2010
US GAAP net loss	$(24,093)
Tax lien adjustment, net of noncontrolling interest	(8,126)

RAP net loss	$(32,219)

	As reported	As adjusted
	under US GAAP	for RAP
Total capital (to risk-weighted assets)	17.21%	15.48%
Tier I capital (to risk-weighted assets)	15.93%	14.20%
Tier I capital (to average assets, leverage)	9.68%	8.56%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 15 — REGULATORY CAPITAL REQUIREMENTS — Continued
The Company’s and Royal Bank’s actual capital amounts and ratios are also presented in the table below as of December 31, 2009.

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
NOTE 16 — PENSION PLANS
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 16 — PENSION PLANS — Continued
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	For the years ended December 31,
(In thousands)	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$11,549	$10,233
Service cost	301	505
Interest cost	622	563
Benefits paid	(484)	(69)
Actuarial loss	538	317

Benefits obligation at end of year	$12,526	$11,549

Unrecognized prior service cost	449	538
Unrecognized actuarial loss	1,962	1,478

	$2,411	$2,016

The accumulated benefit obligation at December 31, 2010 and 2009 was $12.7 million and $11.0 million, respectively.
Weighted-average assumptions used to determine benefit obligations and net periodic pension cost, as of the end of the applicable year are as follows:

	As of December 31,
	2010	2009
Discount rate	5.00%	5.50%
Rate of compensation increase	4.00%	4.00%
Net pension cost included the following components:

	For the years ended December 31,
(In thousands)	2010	2009	2008
Service cost	$301	$505	$472
Interest cost	622	563	526
Amortization prior service cost	90	90	94
Amortization net actuarial loss	54	27	23

Net periodic benefit cost	$1,067	$1,185	$1,115

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 16 — PENSION PLANS — Continued
Benefit payments to be made from the Non-qualified Pension Plan are as follows:

As of December 31, 2010
Non-Qualified
(In thousands)	Pension Plans
2011	$583
2012	639
2013	668
2014	668
2015	992
Next five years thereafter	5,796
Benefit payments are expected to be made from insurance policies owned by the Company. The cash surrender value for these policies was approximately $2.4 million and $1.9 million as of December 31, 2010 and 2009, respectively.
Defined Contribution Plan
The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit. During 2010 and 2009, no matching contribution was made as a result of a management decision to reduce costs. Matching contributions to the plan were approximately $0, $0, and $248,000 for the years ended December 31, 2010, 2009, and 2008, respectively.
NOTE 17 — STOCK COMPENSATION PLANS
Under the Company’s Director’s and Employee’s Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 2.1 million shares of common stock. Non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Vesting periods range from one to five years from the date of grant. The Company recognized compensation expense for stock options and restricted stock in the amounts of $35,000, $226,000 and $703,000 for December 31, 2010, 2009 and 2008, respectively. The Company did not grant any options to purchase common stock in 2010.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008 (1)	2008 (2)
Dividend yield	0.00%	0.00%
Expected life	7.5 years	5.5 years
Expected volatility	49.90%	45.18%
Risk-free interest rate	3.51%	3.51%

(1)	Amounts represent weighted average assumption for options granted during 2008 to employees under the Long Term Incentive Plan.

(2)	Amounts represent weighted average assumption for options granted during 2008 to directors under the Long Term Incentive Plan.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 17 — STOCK COMPENSATION PLANS — Continued
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
A summary of the status of the Directors’ Plan is presented below:

	2010				2009		2008
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	90,197	$19.15	3.6		95,950	$18.82	100,294	$18.62
Exercised	—	—			—	—	—	—
Forfeited	(5,742)	11.72			(1,575)	21.78	(4,344)	13.75
Expired	(10,369)	17.09			(4,178)	10.57	—	—

Options outstanding at the end of the year	74,086	$20.02	2.8	$—	90,197	$19.15	95,950	$18.82

Options exercisable at the end of the year	74,086	$20.02	2.8	$—	90,197	$19.15	95,950	$18.82

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2010. The intrinsic value varies based on the changes in the market value in the Company’s stock. Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2010.
Information pertaining to options outstanding at December 31, 2010 is as follows:

	Options outstanding
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	Price	Term (yrs)
$11.00 - $12.00	5,466	$11.90	0.9
$17.00 - $20.00	23,674	18.11	2.0
$21.00 - $23.00	44,946	22.01	3.5

	74,086	$20.02	2.8

As of December 31, 2010 all outstanding shares are fully vested (exercisable). The ability to grant new options under this plan has expired.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 17 — STOCK COMPENSATION PLANS — Continued
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
A summary of the status of the Plan is presented below:

	2010				2009		2008
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	401,626	$20.09	4.2		685,873	$19.72	799,831	$19.64
Exercised	—	—			—	—	(14,588)	11.89
Forfeited	(16,621)	15.10			(263,866)	19.44	(99,370)	20.23
Expired	—	—			(20,381)	16.28	—	—

Options outstanding at the end of the year	385,005	$20.30	3.3	$—	401,626	$20.09	685,873	$19.72

Options exercisable at the end of the year	369,448	$20.24	3.2	$—	357,737	$19.88	525,789	$19.05

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2010. The intrinsic value varies based on the changes in the market value in the Company’s stock. Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2010.
Information pertaining to options outstanding at December 31, 2010 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$11.00 - $12.00	30,918	$11.90	0.3	30,918	$11.90
$17.00 - $20.00	93,036	18.09	1.8	93,036	18.09
$21.00 - $23.00	261,051	22.09	4.2	245,494	22.11

	385,005	$20.30	3.3	369,448	$20.24

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 17 — STOCK COMPENSATION PLANS — Continued
The following table provides detail for non-vested shares under the Employees’ Plan as of December 31, 2010:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Non-vested options December 31, 2009	43,889	$21.81
Forfeited	(1,514)	21.80
Vested	(26,818)	21.82

Non-vested options December 31, 2010	15,557	$21.78

There were a total of 15,557 unvested options at December 31, 2010 with a $73,000 fair value and approximately $37,000 remained to be recognized in expense over a weighted-average period of 1 year. The net total intrinsic value for options that were exercised during 2008 was $31,000. There were no options exercised in 2010 and 2009. The ability to grant new options under this plan has expired.
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
As of December 31, 2010, 172,390 shares from the unrestricted plan have been granted. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant date. Directors’ options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 17 — STOCK COMPENSATION PLANS — Continued
A summary of the status of the unrestricted portion of the Plan is presented below:

	2010				2009		2008
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	135,312	$10.19	8.2		161,901	$10.89	76,940	$20.08
Granted	—	—			—	—	95,450	4.50
Exercised	—	—			—	—	—	—
Forfeited	(13,450)	12.33			(26,102)	14.38	(10,489)	20.08
Expired	—	—			(487)	20.08	—	—

Options outstanding at the end of the year	121,862	$9.76	7.3	$—	135,312	$10.19	161,901	$10.89

Options exercisable at the end of the year	68,877	$11.35	7.1	$—	62,295	$12.78	28,340	$20.08

Weighted-average fair value of options granted during the year		$—		$—		$—		$2.38

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2010. The intrinsic value varies based on the changes in the market value in the Company’s stock. Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2010.
Information pertaining to options outstanding at December 31, 2010 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$4.50	80,700	$4.50	7.8	38,580	$4.50
$20.08	41,162	20.08	6.3	30,297	20.08

	121,862	$9.76	7.3	68,877	$11.35

The following table provides detail for non-vested shares under the Long-Term Incentive Plan as of December 31, 2010:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Non-vested options December 31, 2009	73,017	$7.98
Granted	—	—
Forfeited	(700)	4.50
Vested	(19,332)	8.88

Non-vested options December 31, 2010	52,985	$7.69

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 17 — STOCK COMPENSATION PLANS — Continued
There were a total of 52,985 unvested options at December 31, 2010, with a $148,000 fair value and approximately $122,000 remained to be recognized in expense over a weighted-averaged period of 2 years.
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
NOTE 18 — EARNINGS PER COMMON SHARE
Basic and diluted EPS are calculated as follows:

	For the year ended December 31, 2010
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(26,063)	13,256	$(1.97)

At December 31, 2010, 594,939 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year. Additionally 30,407 warrants were also anti-dilutive.

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
NOTE 18 — EARNINGS PER COMMON SHARE — Continued

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
NOTE 19 — COMPREHENSIVE INCOME (LOSS)
FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), requires the reporting of all changes in equity during the reporting period except investments from and distributions to shareholders. Net income (loss) is a component of comprehensive income (loss) with all other components referred to in the aggregate as other comprehensive income.
The components of other comprehensive income (loss) and the related tax effects are as follows:

	Year ended December 31, 2010
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$6,102	$1,764	$4,338
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(97)	97
Non-credit loss portion of other-than-temporary impairments	(87)	(30)	(57)
Less adjustment for impaired investments	(479)	(168)	(311)
Less reclassification adjustment for gains realized in net loss	1,290	452	838

Unrealized gains on investment securities	5,204	1,547	3,851
Unrecognized benefit obligation expense:
Actuarial loss	(538)	(188)	(350)
Less reclassification adjustment for amortization	(143)	(50)	(93)

	(395)	(138)	(257)

Other comprehensive income, net	$4,809	$1,409	$3,594

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 19 — COMPREHENSIVE INCOME (LOSS) — Continued

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 19 — COMPREHENSIVE INCOME (LOSS) — Continued
The other components of accumulated other comprehensive loss included in shareholders’ equity at December 31, 2010, 2009, and 2008 are as follows:

(In thousands)	2010	2009	2008
Unrecognized benefit obligation	$(1,567)	$(1,478)	$(1,189)
Unrealized gains (losses) on AFS investments	3,509	(174)	(24,917)
Adjustment to net periodic pension cost	—	—	—

Accumulated other comprehensive income (loss)	$1,942	$(1,652)	$(26,106)

Refer to “Note 16 — Pension Plans” to the Consolidated Financial Statements for more information.
NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued
Items Measured on a Recurring Basis
The Company’s available for sale investment securities are recorded at fair value on a recurring basis.
Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges. Level 1 securities include preferred and common stocks, and one trust preferred security which is actively traded.
Level 2 securities include obligations of U.S. government-sponsored agencies, debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The prices were obtained from third party vendors. This category generally includes mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs, and corporate bonds.
Level 3 securities include seven trust preferred securities and in prior periods one collateralized debt obligation (“CDO”). The fair values for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. In 2009, the Company engaged third parties to assist in valuing the CDO. The CDO valuation was determined using a copula method, which is a type of market standard valuation modeling for structured credit derivative products that is dependent on the correlated default events of the obligors within the underlying collateral pool, corporate bond spreads, and the timing of the maturity of the CDOs to arrive at indicative pricing. The analysis did not look at indicators of defaults but instead it analyzed what would happen to the principal if actual defaults occurred. The analysis used a 0% recovery rate. In addition, management used two independent third parties to validate the fair value received.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

Balances as of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$8,840	$—	$8,840
U.S. government agencies	—	29,737	—	29,737
Common stocks	483	—	—	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	234,653	—	234,653
Non-agency	—	7,137	—	7,137
Corporate bonds	—	9,286	—	9,286
Trust preferred securities	3,594	—	15,020	18,614
Other securities	—	—	8,405	8,405

Total available for sale	$4,077	$289,653	$23,425	$317,155

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$21,601	$—	$21,601
U.S. government agencies	—	1,151	—	1,151
Preferred stocks	2,230	—	—	2,230
Common stocks	444	—	—	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	318,501	—	318,501
Non-agency	—	21,198	—	21,198
Collateralized debt obligations	—	—	24,825	24,825
Corporate bonds	—	6,867	—	6,867
Trust preferred securities	11,895	—	22,240	34,135
Other securities	—	—	7,767	7,767

Total available for sale	$14,569	$369,318	$54,832	$438,719

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Investment Securities
	Available for Sale
	December 31,
(In thousands)	2010	2009
Assets
Balance at the beginning of the period	$54,832	$78,257
Total gains/(losses) — (realized/unrealized):
Included in earnings	(169)	(3,246)
Included in other comprehensive income	648	11,611
Purchases, issuances, and settlements, net	(31,886)	(8,971)
Transfers in and/or out of Level 3	—	(22,819)

Balance at the end of the period	$23,425	$54,832

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
Items Measured on a Nonrecurring Basis
Non-accrual loans are evaluated for impairment on an individual basis under FASB ASC Topic 310 “Receivables”. The impairment analysis includes current collateral values, known relevant factors that may affect loan collectability, and risks inherent in different kinds of lending. When the collateral value or discounted cash flows less costs to sell is less than the carrying value of the loan a specific reserve (valuation allowance) is established. Loans held for sale are carried at the lower of cost or fair value. In the fourth quarter the Company transferred $29.6 million in loans included in a pending asset pool sale to loans held for sale at the bid price and recorded an $11.4 million charge against the allowance for loan and lease losses. Other real estate owned (“OREO”) is carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued
For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

Balances as of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$—	$—	$7,713	$7,713
Other real estate owned	—	—	15,226	15,226
Loans and leases held for sale	—	—	29,621	29,621

Balances as of December 31, 2009	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$—	$—	$35,712	$35,712
Other real estate owned	—	—	30,317	30,317
Loans and leases held for sale	—	—	2,254	2,254
The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and 2009.
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
Loans receivable (carried at cost):
The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued
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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued

	As of December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value
Financial Assets
Cash and cash equivalents	$51,733	$51,733	$58,298	$58,298
Investment securities available-for-sale	317,155	317,155	438,719	438,719
Loans, net	475,725	473,349	656,533	652,716
Federal Home Loan Bank stock	10,405	10,405	10,952	10,952
Accrued interest receivable	16,864	16,864	14,942	14,942

Financial Liabilities:
Demand deposits	52,872	52,872	63,168	63,168
NOW and money markets	221,746	221,746	214,141	214,141
Savings	15,922	15,922	15,336	15,336
Time deposits	403,373	398,696	589,110	578,824
Short-term borrowings	22,000	22,000	114,500	114,500
Long-term borrowings	132,949	128,787	139,675	131,093
Subordinated debt	25,774	15,136	25,774	12,617
Obligations from equity investments	—	—	3,652	3,652
Accrued interest payable	3,983	3,983	6,150	6,150
NOTE 21 — SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments, RBA Leasing. The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that previously made equity investments in real estate and had extended mezzanine loans to real estate projects. At December 31, 2010 and 2009, one such equity investment in real estate meets the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting on a consolidated basis said investment as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to our partners. The VIE is included below in the Equity Investment category. For additional discussion on the VIE, please refer to “Note 1- Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 21 — SEGMENT INFORMATION — Continued
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
The Company completed the sale of Royal Asian on December 30, 2010 to an investor group led by Royal Asian’s, President and CEO, through the purchase of all of the outstanding common stock of Royal Asian owned by the Company. The sale was completed under an agreement signed in August 2010. Under the terms of the agreement, the purchase price for the stock was equal to the total shareholders’ equity of Royal Asian, determined in accordance with generally accepted accounting principles as of November 30, 2010, which amounted to $12.3 million. Originally launched in 2004, Royal Asian provided banking products and services to businesses and consumers in the Korean-American communities of Southeastern Pennsylvania, Northern New Jersey and Flushing, New York. As a result of the sale of Royal Asian, the Company’s consolidated assets declined by $86.6 million, loans declined by $63.5 million and deposits declined by $73.4 million.
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
Equity investments
In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. Through December 31, 2010, Royal Bank has loaned $2.4 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. This loan has begun to be repaid from the cash flows since the Senior Lender has now been paid in full. The outstanding balance as of December 31, 2010 is $418,000. The outstanding balance along with any additional advances to the Partnership will be repaid in full prior to any other payments to partners.
In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had recognized $10.0 million in impairment charges related to this asset through December 31, 2008. No further impairment of this asset occurred in 2009. During 2010 an additional impairment of $2.6 million was recorded as a result of a slow-down of unit sales following the end of the tax credit incentive that was being offered by the government. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. The Company’s investment in this entity is further discussed in “Note 1 — Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 21 — SEGMENT INFORMATION — Continued
Leasing
RBA Leasing is a small ticket leasing company. It originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, RBA Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies.
Selected segment information and reconciliations to consolidated financial information are as follows:

(In thousands)	Community	Tax Lien	Equity
December 31, 2010	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$836,353	$100,601	$5,640	$38,033	$980,626

Total deposits	693,913	—	—	—	693,913

Interest income	$43,286	$10,262	$—	$3,714	$57,262
Interest expense	20,968	3,764	22	1,240	25,994

Net interest income (expense)	22,318	6,498	(22)	2,474	31,268
Provision for loan and lease losses	21,177	129	—	834	22,140
Total other income	6,232	389	780	364	7,765
Total other expenses	33,592	1,667	529	803	36,591
Impairment -real estate joint venture	1,552	—	—	—	1,552
Impairment -real estate owned via equity investment	—	—	2,600	—	2,600
Income tax expense (benefit)	(2,722)	2,068	—	654	—

Net (loss) income	$(25,049)	$3,024	$(2,372)	$547	$(23,850)

Noncontrolling interest	1	1,210	(1,186)	219	243

Net (loss) income attributable to Royal Bancshares	$(25,050)	$1,814	$(1,186)	$328	$(24,093)

(In thousands)	Community	Tax Lien	Equity
December 31, 2009	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,141,256	$105,020	$8,689	$37,762	$1,292,726

Total deposits	881,755	—	—	—	881,755

Interest income	$52,608	$10,424	$—	$3,011	$66,043
Interest expense	31,507	4,462	243	1,227	37,439

Net interest income (expense)	21,101	5,962	(243)	1,784	28,604
Provision for loan and lease losses	18,730	624	—	1,251	20,605
Total other (loss) income	(4,772)	313	2,343	390	(1,726)
Total other expenses	33,545	2,870	907	335	37,656
Income tax expense (benefit)	(1,230)	1,081	417	206	474

Net (loss) income	$(34,715)	$1,701	$775	$382	$(31,857)

Noncontrolling interest	(28)	680	596	153	1,402

Net (loss) income attributable to Royal Bancshares	$(34,688)	$1,021	$179	$229	$(33,259)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 21 — SEGMENT INFORMATION — Continued

(In thousands)	Community	Tax Lien	Equity
December 31, 2008	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$1,047,536	$84,965	$17,405	$25,680	$1,175,586

Total deposits	760,068	—	—	—	760,068

Interest income	$62,071	$8,289	$—	$2,404	$72,764
Interest expense	33,235	3,499	251	1,124	38,109

Net interest income (expense)	28,836	4,790	(251)	1,280	34,655
Provision for loan and lease losses	18,172	2,607	—	1,062	21,841
Total other income	(18,928)	560	2,177	403	(15,788)
Total other expenses	24,021	2,656	966	661	28,304
Impairment -real estate joint venture	1,369	—	—	—	1,369
Impairment -real estate owned via equity investment	1,360	—	1,500	—	2,860
Income tax expense (benefit)	2,901	(55)	(189)	(14)	2,643

Net income (loss)	$(37,915)	$142	$(351)	$(26)	$(38,150)

Noncontrolling interest	(115)	57	—	(10)	(68)

Net income (loss) attributable to Royal Bancshares	$(37,800)	$85	$(351)	$(16)	$(38,082)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $3.8 million, $4.5 million, and $3.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Interest income earned by the Community Banking segment related to the Leasing was approximately $1.2 million, $1.2 million, and $1.1 million for the three years ended December 31, 2010, 2009, and 2008, respectively.
NOTE 22 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
Condensed financial information for the parent company only follows.
CONDENSED BALANCE SHEETS

	As of December 31,
(In thousands)	2010	2009
Assets
Cash	$2,756	$2,783
Investment in non-bank subsidiaries	26,712	30,722
Investment in Royal Bank	72,017	75,865
Investment in Royal Asian	—	13,036
Loans, net	4,207	3,750
Other assets	774	774

Total assets	$106,466	$126,930

Subordinated debentures	$25,774	$25,774
Stockholders’ equity	80,692	101,156

Total liabilities and stockholders’ equity	$106,466	$126,930

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 22 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY — Continued
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(In thousands)	2010	2009	2008
Income
Dividends from subsidiary banks	$—	$—	$4,005
Other income	19	51	222

Total Income	19	51	4,227

Expenses
Other expenses	776	880	1,172
Provision for loan losses	750	809	701
Interest on subordinated debentures	647	1,136	1,436

Total Expenses	2,173	2,825	3,309

Income before income taxes and equity in undistributed net loss	(2,041)	(2,774)	918
Income tax expense (benefit)	—	109	(578)
Equity in undistributed net losses	(21,539)	(30,376)	(39,578)

Net loss	$(24,093)	$(33,259)	$(38,082)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 22 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY — Continued
CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities
Net loss	$(24,093)	$(33,259)	$(38,082)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Undistributed losses from subsidiaries	22,586	31,461	41,014
Provision for loan losses	750	809	701
Non-cash income tax expense (benefit)	—	109	(578)

Net cash (used in) provided by operating	(757)	(880)	3,055

Cash flows from investing activities
Investment in Royal Bank	(15,260)	(39,907)	—
Sale of Royal Asian Bank	12,365	—	—
Dividend proceeds from non-banking subsidiaries	5,000	10,000	—

Net cash provided by (used in) investing	2,105	(29,907)	—

Cash flows from financing activities:
Loan payoffs (fundings)	(1,207)	—	1,229
Cash dividends paid	—	(359)	(4,005)
Issuance of common stock under stock option plans	—	—	174
Issuance of preferred stock	—	30,407	—
Purchase of treasury stock	—	—	(946)
Other, net	(168)	494	(700)

Net cash (used in) provided by financing activities	(1,375)	30,542	(4,248)

Net decrease in cash and cash equivalents	(27)	(245)	(1,193)

Cash and cash equivalents at beginning of period	2,783	3,028	4,221

Cash and cash equivalents at end of period	$2,756	$2,783	$3,028

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 23 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following summarizes the consolidated results of operations during 2010 and 2009, on a quarterly basis, for the Company:

	For the year ended December 31, 2010
	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$12,747	$13,719	$15,173	$15,623
Net interest income	7,352	7,562	8,334	8,020
Provision for loan and lease losses	13,753	2,194	4,290	1,903
Net interest income (loss) after provision	(6,401)	5,368	4,044	6,117
Other income	2,919	1,823	1,718	1,305
Other expenses	12,316	10,333	10,041	8,053
Loss before income tax	(15,798)	(3,142)	(4,279)	(631)

Net loss	$(15,798)	$(3,142)	$(4,279)	$(631)

Less net (loss) income attributable to noncontrolling interest	(111)	(347)	259	442
Net loss attributable to Royal Bancshares of Pennsylavania, Inc.	$(15,687)	$(2,795)	$(4,538)	$(1,073)

Net loss available to common shareholders	$(16,182)	$(3,289)	$(5,029)	$(1,563)
Net loss per common share
Basic	$(1.22)	$(0.25)	$(0.38)	$(0.12)

Diluted	$(1.22)	$(0.25)	$(0.38)	$(0.12)

Operating results for the fourth quarter of 2010 amounted to a loss of $15.7 million, which resulted in an increased loss of $5.6 million from the fourth quarter of 2009. The year over year decline was primarily related to a pending asset pool sale, which is expected to close during the second quarter of 2011 once the agreement is finalized with the investor. The Company has signed a letter of intent to sell a pool of $54.1 million of classified assets in a bulk sale, which includes $30.7 million of non-performing loans, $10.2 million of classified accruing loans and $13.0 million of OREO properties. The asset pool sale results in an additional loss of $14.2 million during the fourth quarter of 2010 since GAAP requires that they be marked to market at the fair market value (projected sale price) which results in an increase to the provision of $11.4 million. In addition, the reduced value of the OREO properties requires the Company to record a valuation allowance of $2.8 million to reflect their fair market value based upon the projected sale price. If the operating results were adjusted for the loss of $14.2 million associated with the pending asset sale, the fourth quarter loss for 2010 would have been $1.5 million and would have amounted to an improvement of $8.6 million above the 2009 results.
The change in the fourth quarter operating results was mainly comprised of an increased loan loss provision of $6.6 million, which was partially offset by an increase in other income of $363,000 above the previous year’s comparable quarter and a reduction to the elimination of non-controlling interest of $752,000. The increased provision is mainly related to the pending asset pool sale which required an increase of $11.4 million in the fourth quarter of 2010. The improvement in other income was mainly due to the gain on the sale of the Company’s LBSF claim in a pending lawsuit for $1.7 million related to the collateral for an interest rate swap with LBSF, which had previously been written off in 2008 in the amount of $5.0 million shortly after Lehman Brothers Holdings, Inc. declared bankruptcy. Also contributing to the year over year favorable change were increased gains on the sale of investment securities ($1.7 million in 2010 versus $318,000 in 2009) and a reduction of investment impairment ($0 in 2010 versus $674,000 in 2009). This was partially offset by reduced income of $1.1 million related to real estate owned via equity investments which was attributed to lower projected operating cash flows resulting from a significant decline in unit sales for a condo conversion project after the expiration of the new home buyers’ tax credit at the end of the second quarter. The reduced net income attributable to non-controlling interest was principally due to the partner’s 50% share of the impairment related to real estate owned via equity investments of $450,000 being included in the Company’s other expense and then eliminated through a credit to noncontrolling interest in the Company’s consolidated statement of operations in the current year.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
NOTE 23 — SUMMARY OF QUARTERLY RESULTS (UNAUDITED) — Continued

	For the year ended December 31, 2009
	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$16,320	$16,799	$16,570	$16,354
Net interest income	7,417	7,229	6,889	7,069
Provision for loan and lease losses	7,136	3,716	6,956	2,797
Net interest (loss) income after provision	281	3,513	(67)	4,272
Other (loss) income	2,556	2,705	(3,404)	(3,583)
Other expenses	12,282	9,829	8,319	7,226
(Loss) income before income tax	(9,445)	(3,611)	(11,790)	(6,537)

Net (loss) income	$(9,445)	$(4,085)	$(11,790)	$(6,537)

Less net (loss) income attributable to noncontrolling interest	641	281	264	216
Net (loss) income attributable to Royal Bancshares of Pennsylavania, Inc.	$(10,086)	$(4,366)	$(12,054)	$(6,753)

Net (loss) income available to common shareholders	$(10,573)	$(4,852)	$(12,538)	$(6,968)
Net (loss) income per common share
Basic	$(0.79)	$(0.37)	$(0.95)	$(0.53)

Diluted	$(0.79)	$(0.37)	$(0.95)	$(0.53)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as December 31, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Based on its assessment under the COSO framework, the Company’s management concluded that the Company’s control over financial reporting was effective as of December 31, 2010.
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
This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Act, which permits smaller reporting companies, such as the Company, to provide only management’s report in this annual report.

By: /s/ Robert R. Tabas Robert R. Tabas	By: /s/ Robert A. Kuehl Robert A. Kuehl
Principal Executive Officer	Principal Financial Officer and Principal Accounting Officer
March 31, 2011	March 31, 2011

ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE
The information required in this Item, relating to directors, executive officers, and control persons is set forth in the Company’s Proxy Statement to be used in connection with the 2011 Annual Meeting of Shareholders under the captions “Information About Nominees, Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item, relating to executive compensation, is set forth in the Company’s Proxy Statement to be used in connection with the 2011 Annual Meeting of Shareholders, under the captions “Summary Compensation Table,” “Grants of Plan-Based Awards — 2010,” “Outstanding Equity Awards Table,” “Option Exercises and Stock Vested Table,” “Retirement Plans,” “Non-Qualified Deferred Compensation Plans,” “Other Potential Post-Employment Payments,” “Director Compensation Table,” “Outstanding Options Held by Directors,” and “Compensation Committee Report,” which pages are incorporated herein by reference.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in the Company’s Proxy Statement to be used in connection with the 2011 Annual Meeting of Shareholders, under the captions “Principal Shareholders” and “Information About Nominees, Continuing Directors and Executive Officers,” which pages are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following tables provide certain information regarding securities issued or issuable under the Company’s equity compensation plans as of December 31, 2010:

Number of securities
remaining available for
	Number of Securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Outside Director Stock Option Plan	warrants and rights	warrants and rights	first column)
Equity compensation plan approved by security holders	74,086	$20.02	—
Equity compensation plan not approved by security holders	—	—	—

Total	74,086	$20.02	—

Number of securities
remaining available for
	Number of Securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Employee Stock Option Plan	warrants and rights	warrants and rights	first column)
Equity compensation plan approved by security holders	385,005	$20.33	—
Equity compensation plan not approved by security holders	—	—	—

Total	385,005	$20.33	—

Number of securities
remaining available for
	Number of Securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Long Term Incentive Plan	warrants and rights	warrants and rights	first column)
Equity compensation plan approved by security holders	121,862	$9.76	808,928
Equity compensation plan not approved by security holders	—	—	—

Total	121,862	$9.76	808,928

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Company’s Proxy Statement to be used in connection with the 2011 Annual Meeting of Shareholders, under the caption “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item appears under the caption “Audit Committee Report” of the Proxy Statement to be used in connection with the 2011 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

(b.)	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

	3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

	3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

	4.1	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the Commission on November 1, 2004.)

	4.2	Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the Commission on November 1, 2004.)

	4.3	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

	4.4	Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

	4.5	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

	4.6	Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.)

10.1	Stock Option and Appreciation Right Plan. As amended on March 15, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-135226, on form S-8 filed with the Commission on June 22, 2006).*

10.2	Stock Option and Appreciation Right Plan. As amended on May 16, 2005 (Incorporated by reference to the Registrant’s Registration Statement N0. 333-129894, on form S-8 filed with the Commission on November 22, 2005).*

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).*

10.4	Employment Agreement dated September 22, 2006 by and among Royal Bancshares of Pennsylvania, Inc. (Corporation), Royal Bank America (“Bank”), and James J. McSwiggan, Jr., Chief Operating Officer of the Corporation and the Bank. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q dated March 31, 2007, as filed with the Commission on May 15, 2007.)*

10.5	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007).*

10.6	Letter Agreement, including Securities Purchase Agreement — Standard Terms, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury. (Incorporated by reference to exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.7	Side Letter Agreement, dated February 20, 2009, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury. (Incorporated by reference to exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.8	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007).*

10.9	Form of Letter Agreement, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department’s Capital Purchase Program. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009.)*

10.10	Employment Agreement, dated June 1, 2008, between the Company, Royal Bank America and Robert A. Kuehl. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 on Form 10-K/A filed on November 13, 2009.)

10.11	Royal Bank America Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.12	SERP Participation Agreement, as amended — Robert Tabas. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.13	SERP Participation Agreement, as amended — James J. McSwiggan. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.14	SERP Participation Agreement, as amended — Murray Stempel. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.15	FDIC Stipulation and Consent to the Issuance of an Order to Cease and Desist. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 16, 2009).

10.16	FDIC Order to Cease and Desist. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.17	Pennsylvania Department of Banking Stipulation and Consent and Order to Cease and Desist. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No 000-26366) filed with the Commission on July 16, 2009).

10.18	Form of Written Agreement between the Company and the Federal Reserve Bank of Philadelphia dated as of March 17, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010).

10.19	Stock Repurchase Agreement, dated as of August 26, 2010, between Royal Bancshares of Pennsylvania, Inc. and Edward E. Shin, individually and on behalf of a group of Korean-American investors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2010.)

11.	Statement re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note 18, “Earnings Per Common Share”.)

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note 15, “Regulatory Capital Requirements.”)

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

*	Denotes compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ Robert R. Tabas Robert R. Tabas	By: /s/ Robert A. Kuehl Robert A. Kuehl
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer
and Principal Accounting Officer)
March 31, 2011	March 31, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURES

By: /s/ Robert R. Tabas Robert R. Tabas	By: /s/ James J. McSwiggan James J. McSwiggan
Chief Executive Officer/Chairman of the Board	President/Chief Operating Officer/Director
March 31, 2011	March 31, 2011

By: /s/ Edward F. Bradley Edward F. Bradley	By: /s/ William Hartman William Hartman
Director	Director
March 31, 2011	March 31, 2011

By: /s/ Samuel Goldstein Samuel Goldstein	By: /s/ Anthony Micale Anthony Micale
Director	Director
March 31, 2011	March 31, 2011

By: /s/ Michael Piracci Michael Piracci	By: /s/ Jay Shah Jay Shah
Director	Director
March 31, 2011	March 31, 2011

By: /s/ Linda Tabas Stempel	By: /s/ Murray Stempel, III

Linda Tabas Stempel	Murray Stempel, III
Director	Vice Chairman of the Board
March 31, 2011	March 31, 2011

By: /s/ Edward B. Tepper	By: /s/ Howard Wurzak

Edward B. Tepper	Howard Wurzak

Director	Director
March 31, 2011	March 31, 2011