Form 10-K/A
period 2010-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2011-04-08
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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

EXPLANATORY NOTE
The Company is amending Item 6 of Part II of the Company’s Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) in order to correct certain errors under the line items “Return on average assets,” “Return on average equity,” and “Average equity to average assets” which appear under the Balance Sheet Data within the table of this Item.
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
The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes in Item 8 of this Report:

Statement of Operations Data

	For the years ended December 31,
(In thousands, except share data)	2010	2009	2008	2007	2006
Interest income	$57,262	$66,043	$72,764	$86,736	$93,006
Interest expense	25,994	37,439	38,109	48,873	46,372

Net interest income	31,268	28,604	34,655	37,863	46,634
Provision for loan and lease losses	22,140	20,605	21,841	13,026	1,803

Net interest income after loan and lease losses	9,128	7,999	12,814	24,837	44,831

Gain on sale of premises & equipment	156	—	1,991	—	—
Gain on sale of premises & equipment related to real estate owned via equity investments	667	1,817	1,679	1,860	3,036
Income from bank owned life insurance	379	1,099	1,233	875	847
Service charges and fees	1,266	1,419	1,186	1,348	1,404
Gains on sales related to real estate joint ventures	—	—	1,092	350	—
Income related to real estate owned via equity investments	564	1,302	965	1,384	3,591
Gains on sale of real estate	1,019	294	429	1,111	2,129
Gains on sale of loans	510	914	190	404	379
Gains (loss) on investment securities	1,290	1,892	(1,313)	5,358	383
Gain on sale of security claim	1,656	—	—	—	—
Other income	737	578	148	198	202

Other income,excluding other-than-temporary impairment losses	8,244	9,315	7,600	12,888	11,971

Total other than-temporary-impairment losses on investment securities	(566)	(13,431)	(23,388)	—	—
Portion of loss recognized in other comprehensive loss	87	2,390	—	—	—

Net impairment losses recognized in earnings	(479)	(11,041)	(23,388)	—	—

Total other income (loss)	7,765	(1,726)	(15,788)	12,888	11,971

(Loss) income before other expenses & income taxes	16,893	6,273	(2,974)	37,725	56,802
Non-interest expense
Salaries and benefits	11,591	12,235	15,044	12,215	13,451
Impairment related to OREO	7,374	4,537	—	—	—
Impairment related to real estate owned via equity investments	2,600	—	1,500	8,500	—
Expenses related to real estate owned via equity investments	529	907	966	1,590	1,606
Impairment related to real estate joint venture	1,552	—	—	5,927	—
Other	17,097	24,514	15,023	11,800	9,595

Total other expense	40,743	42,193	32,533	40,032	24,652

(Loss) income before tax expense (benefit)	(23,850)	(35,920)	(35,507)	(2,307)	32,150
Income tax expense (benefit)	—	474	2,643	(1,568)	10,015

Net (loss) income	$(23,850)	$(36,394)	$(38,150)	$(739)	$22,135

Less net income (loss) attributable to noncontrolling interest	243	1,402	(68)	(1,303)	567
Net (loss) income attributable to Royal Bancshares	(24,093)	(37,796)	(38,082)	564	21,568
Less Series A Preferred stock accumulated dividend and accretion	(1,970)	(1,672)	—	—	—
Net (loss) income available to common shareholders	(26,063)	(39,468)	(38,082)	564	21,568

Basic (loss) earnings per common share	$(1.97)	$(2.64)	$(2.86)	$0.04	$1.60

Diluted (loss) earnings per common share	$(1.97)	$(2.64)	$(2.86)	$0.04	$1.59

Balance Sheet Data

	For the years ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Total Assets	980,626	1,292,726	1,175,586	1,278,475	1,356,311
Total average assets (2)	1,177,922	1,295,126	1,189,518	1,314,361	1,317,688
Loans, net	475,725	656,533	671,814	625,193	580,759
Total deposits	693,913	881,755	760,068	770,152	859,457
Total average deposits	791,026	857,742	724,384	869,884	761,267
Total borrowings (1)	180,723	283,601	313,805	339,251	301,203
Total average borrowings (1)	256,688	307,225	307,597	254,757	377,139
Total shareholders’ equity (3)	84,093	101,156	79,687	146,367	163,254
Total average shareholders’ equity	103,895	107,511	131,155	158,695	158,372
Return on average assets	(2.04%)	(2.57%)	(3.20%)	0.04%	1.64%
Return on average equity	(23.19%)	(30.94%)	(29.04%)	0.36%	13.62%
Average equity to average assets	8.82%	8.30%	11.03%	12.07%	12.10%
Dividend payout ratio	0.00%	0.00%	(10.52%)	2743.40%	66.10%

(1)	Includes obligations through VIE equity investments and subordinated debt.

(2)	Includes premises and equipment of VIE.

(3)	Excludes noncontrolling interest.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3)	The following Exhibits are filed herewith as a part of this amendment to the report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

3l.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.1	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
/s/ Robert R. Tabas
Robert R. Tabas
Chief Executive Officer

April 8, 2011

4