Form 10-Q
period 2011-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2011-05-13
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____ to
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No. ☑
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2011
$2.00 par value	10,863,023

Class B Common Stock	Outstanding at April 30, 2011
$0.10 par value	2,081,431

PART I — FINANCIAL STATEMENTS

Item 1.	Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Cash and due from banks	$10,593	$26,811
Interest bearing deposits	41,553	24,922

Total cash and cash equivalents	52,146	51,733

Investment securities available-for-sale (“AFS”)	305,349	317,155
Federal Home Loan Bank (“FHLB”) stock	9,884	10,405

Loans and leases held for sale	27,088	29,621

Loans and leases	463,853	496,854
Less allowance for loan and lease losses	23,048	21,129

Net loans and leases	440,805	475,725

Bank owned life insurance	8,736	8,642
Real estate owned via equity investment	7,300	6,794
Accrued interest receivable	16,867	16,864
Other real estate owned (“OREO”), net	30,681	29,244
Premises and equipment, net	5,658	5,735
Other assets	24,860	28,708

Total assets	$929,374	$980,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$54,985	$52,872
Interest bearing	590,084	641,041

Total deposits	645,069	693,913

Short-term borrowings	22,000	22,000
Long-term borrowings	131,233	132,949
Subordinated debentures	25,774	25,774
Accrued interest payable	4,470	3,983
Other liabilities	18,318	17,914

Total liabilities	846,864	896,533
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at March 31, 2011 and December 31, 2010	28,513	28,395
Class A common stock, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,361,511 and 11,355,466 at March 31, 2011 and December 31, 2010, respectively	22,723	22,711
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,081,431 and 2,086,689 at March 31, 2011 and December 31, 2010, respectively	208	209
Additional paid in capital	126,175	126,152
Accumulated deficit	(93,386)	(91,746)
Accumulated other comprehensive income	1,470	1,942
Treasury stock — at cost, shares of Class A, 498,488 at March 31, 2011 and December 31, 2010	(6,971)	(6,971)

Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	78,732	80,692

Noncontrolling interest	3,778	3,401

Total equity	82,510	84,093

Total liabilities and shareholders’ equity	$929,374	$980,626

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations — (unaudited)

	For the three months ended
	March 31,
(In thousands, except per share data)	2011	2010
Interest income
Loans and leases, including fees	$8,094	$11,119
Investment securities available-for-sale:	2,459	4,469
Deposits in banks	21	35

Total Interest Income	10,574	15,623

Interest expense
Deposits	2,725	5,007
Short-term borrowings	44	1,280
Long-term borrowings	1,250	1,302
Obligations related to real estate owned via equity investments	—	14

Total Interest Expense	4,019	7,603

Net Interest Income	6,555	8,020
Provision for loan and lease losses	2,084	1,903

Net Interest Income after Provision for Loan and Lease Losses	4,471	6,117

Other income
Service charges and fees	257	291
Income from bank owned life insurance	95	95
Income related to real estate owned via equity investments	50	197
Gains on sales of loans and leases	12	504
Income from real estate joint ventures	250	—
Net gains on sales of other real estate owned	394	157
Net gains on the sale of AFS investment securities	8	167
Other income	298	70
Total other-than-temporary impairment losses on investment securities	—	(176)
Less: Portion of loss recognized in other comprehensive loss	—	—

Net impairment losses recognized in earnings	—	(176)

Total Other Income	1,364	1,305

Other expenses
Employee salaries and benefits	2,654	2,961
FDIC and state assessments	525	864
Professional and legal fees	1,071	803
OREO impairment	393	802
Occupancy and equipment	605	799
OREO and loan collection expenses	642	688
Pennsylvania shares tax	312	369
Expenses related to real estate owned via equity investments	48	125
Directors’ fees	76	81
Stock option expense (benefit)	23	(72)
Other operating expenses	620	633

Total Other Expenses	6,969	8,053

Loss Before Tax Benefit	(1,134)	(631)
Income tax benefit	—	—

Net Loss	$(1,134)	$(631)

Less net income attributable to noncontrolling interest	$377	$442

Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(1,511)	$(1,073)

Less Preferred stock Series A accumulated dividend and accretion	$498	$490

Net loss available to common shareholders	$(2,009)	$(1,563)

Per common share data
Net loss — basic and diluted	$(0.15)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Three months ended March 31, 2011
(unaudited)

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity

Balance January 1, 2011	$28,395	11,355	$22,711	2,087	$209	$126,152	$(91,746)	$1,942	$(6,971)	$3,401	$84,093
Comprehensive income
Net (loss) income							(1,511)			377	(1,134)
Other comprehensive loss, net of reclassifications and taxes								(472)		—	(472)

Total comprehensive loss											$(1,606)

Common stock conversion from Class B to Class A		6	12	(5)	(1)		(11)				—
Accretion of discount on preferred stock	118						(118)				—
Stock option expense						23					23

Balance March 31, 2011	$28,513	11,361	$22,723	2,082	$208	$126,175	$(93,386)	$1,470	$(6,971)	$3,778	$82,510

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
Three months ended March 31, 2010
(unaudited)

								Accumulated
						Additional		other			Total
	Preferred stock	Class A common stock		Class B common stock		paid in	Accumulated	comprehensive	Treasury	Noncontrolling	Shareholders’
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity

Balance January 1, 2010	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314
Comprehensive loss
Net (loss) income							(1,073)			442	(631)
Other comprehensive income, net of reclassification and taxes								2,578			2,578

Total comprehensive income											$1,947

Accretion of discount on preferred stock	110						(110)				—
Common stock conversion from Class B to Class A		3	6	(2)	—		(6)				—
Stock option benefit						(72)					(72)

Balance March 31, 2010	$28,055	11,355	$22,711	2,087	$209	$126,045	$(68,386)	$926	$(6,971)	$3,600	$106,189

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Three months ended March 31,

(In thousands)	2011	2010

Cash flows from operating activities:
Net loss	$(1,511)	$(1,073)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	118	172
Stock compensation expense (benefit)	23	(72)
Provision for loan and lease losses	2,084	1,903
Impairment charge for other real estate owned	393	802
Net amortization of investment securities	802	599
Net accretion on loans	(77)	(155)
Net gains on sales of other real estate	(394)	(157)
Proceeds from sales of loans and leases	118	2,691
Gains on sales of loans and leases	(12)	(504)
Net gains on sales of investment securities	(8)	(167)
Distribution from investments in real estate	(50)	(50)
Gain from sale of premises of real estate owned via equity investment	—	(27)
Income from real estate joint ventures	(250)	—
Income from bank owned life insurance	(95)	(95)
Impairment of available-for-sale investment securities	—	176
Changes in assets and liabilities:
Increase in accrued interest receivable	(3)	(590)
Decrease in other assets	3,968	12,304
Increase in accrued interest payable	487	492
Increase in other liabilities	859	246

Net cash provided by operating activities	6,452	16,495

Cash flows from investing activities:
Proceeds from call/maturities of available-for-sale (“AFS”) investment securities	17,408	32,394
Proceeds from sales of AFS investment securities	43,549	55,754
Purchase of AFS investment securities	(50,793)	(54,058)
Redemption of Federal Home Loan Bank stock	521	—
Net decrease in loans	32,233	23,796
Purchase of premises and equipment	(41)	(33)
Net proceeds from sale of premises of real estate owned via equity investments	—	820
Distribution from investments in real estate	50	50
Net increase in real estate owned via equity investments	—	(793)
Proceeds from sales of foreclosed real estate	1,594	4,391

Net cash provided by investing activities	44,521	62,321

Cash flows from financing activities:
Increase (decrease) in demand and NOW accounts	2,980	(1,429)
Decrease in money market and savings accounts	(11,266)	(3,156)
Decrease in certificates of deposit	(40,558)	(50,943)
Repayments of short-term borrowings	—	(15,000)
Repayments of long-term borrowings	(1,716)	(1,662)
Repayment of mortgage debt of real estate owned via equity investments	—	(609)

Net cash used in financing activities	(50,560)	(72,799)

Net increase in cash and cash equivalents	413	6,017

Cash and cash equivalents at the beginning of the period	51,733	58,298

Cash and cash equivalents at the end of the period	$52,146	$64,315

Supplemental Disclosure
Interest paid	$3,532	$7,111

Transfers to other real estate owned	$3,030	$500

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
Basis of Financial Presentation
The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and its three 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, and Royal Bank America Leasing, LP. During the fourth quarter of 2010, the Company’s wholly-owned subsidiary, Royal Captive Insurance, was dissolved. On December 30, 2010, the Company completed the sale of all of the outstanding common stock of Royal Asian Bank (“Royal Asian”), a wholly-owned subsidiary, to an investor group led by Royal Asian’s President and Chief Executive Officer. Royal Asian recorded a loss of $995,000 in the first quarter of 2010. The two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). These consolidated financial statements reflect the historical information of the Company. All significant intercompany transactions and balances have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which updates ASC Topic 820 “Fair Value Measurements and Disclosures”. ASU 2010-06 is intended to provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a significant impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which is intended to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. (“ASU 2010-20”) requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosure requirements as of December 31, 2010 are included in “Note 4 — Loans and Leases” and “Note 5 — Allowance for Loan and Lease Losses” to the Consolidated Financial Statements. Disclosures about activity that occurs during a reporting period were effective in the interim reporting period ending March 31, 2011.
In April 2011, the FASB issued ASU 2011-002, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-002”) which is intended to amend guidance related to troubled debt restructurings (“TDRs”). ASU 2011-002 provides additional guidance to assist creditors in concluding whether the restructuring has granted a concession to the borrower and that the borrower is experiencing financial difficulties. ASU 2011-002 is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-002 is not expected to have a significant impact on the Company’s consolidated financial statements.
Note 2. Regulatory Matters and Significant Risks or Uncertainties
FDIC Orders
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
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report. In April 2011, with respect to the capital plan submissions by the Company to the Reserve Bank, the Reserve Bank has advised the Company that it will not approve a capital plan until such time as the Company is able to successfully raise additional capital and/or substantially reduce its risk profile, or is able to offer credible assurances that the Company will be able to raise capital or reduce its risk profile.

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the Orders and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the Orders and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending; however, our ability to expand into potentially attractive commercial real estate or construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the Orders. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the Orders and the Federal Reserve Agreement. At March 31, 2011, the Company and Royal Bank met all capital adequacy requirements to which it is subject.
Continued Losses
Over the past thirteen quarters, the Company has recorded significant losses totaling $96.9 million ($1.5 million for the three months ended March 31, 2011 and $24.1 million, $33.2 million and $38.1 million for the years ended December 31, 2010, 2009, and 2008, respectively) which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, and the establishment of a deferred tax valuation allowance. The year-over-year decrease in losses was mainly related to the reduction in other-than-temporary impairment (“OTTI”) on investment securities. As a result of these losses, the Company has negative retained earnings of $93.4 million at March 31, 2011. Also contributing to the negative retained earnings were the cash and stock dividends declared and paid in previous years. In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impact the Company’s ability to pay cash dividends to its shareholders now and in future years.
The deterioration of the real estate market over the past few years has significantly impacted the Company’s loan portfolio which has a high concentration of real estate secured loans. Net loan charge-offs were $165,000 and $3.6 million for the three months ended March 31, 2011 and 2010, respectively, and $30.4 million, $19.2 million, and $12.2 million for the years ended 2010, 2009, and 2008, respectively. The $2.1 million provision for loan and lease losses for the first quarter of 2011 was primarily attributable to a $2.6 million increase in specific reserves on impaired loans. The provision for loan and lease losses for the first quarter of 2010 was $1.9 million, of which $1.0 million was attributable to Royal Asian. The level of charge-offs was the primary reason for the significant provision for loan and lease losses of $22.1 million, $20.6 million, and $21.8 million that were recorded in 2010, 2009, and 2008, respectively. Non-performing loans held for investment (“LHFI”) totaled $43.5 million at March 31, 2011 compared to $43.2 million at December 31, 2010, $73.7 million at December 31, 2009 and $85.8 million at December 31, 2008. Total non-performing loans at March 31, 2011 and December 31, 2010 were $65.1 million and $65.8 million, respectively, and include $21.6 million and $22.6 million in loans held for sale (“LHFS”), respectively.
For the three months ended March 31, 2011 the Company did not record OTTI losses on the investment portfolio. OTTI losses were $176,000 for the three months ended March 31, 2010. The investment impairment charges totaled $479,000, $11.0 million, and $23.4 million in 2010, 2009, and 2008, respectively. As evidenced by the significant reduction in impairment charges, the Company has reduced the credit risk within its investment portfolio. This was accomplished by taking advantage of opportunities to sell investments that had potential credit risk for minimal losses as well as instituting new policy guidelines regarding types of investments, as well as limits on the amount of each type of investment.
The establishment of a deferred tax valuation allowance resulted in a $15.5 million non-cash charge to the consolidated statement of operations in 2008. This was a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Subsequent additions to the allowance have resulted in a deferred tax valuation allowance of $33.5 million at March 31, 2011.
In addition to the losses mentioned above, the Company has experienced an increase in other operating expenses over the past three years. These increased expenses include OREO impairment charges, OREO expenses, and legal and other expenses related to credit quality. Impairment charges related to real estate owned via equity investments totaled $2.6 million, $0, and $1.5 million in 2010, 2009, and 2008 respectively. There was no further impairment in the first quarter of 2011. Also included in other operating expenses are FDIC and state assessments which totaled $3.0 million, $3.8 million, and $658,000 in 2010, 2009, and 2008, respectively. As a result of the reduction of deposits in 2010, largely related to the decline in brokered deposits, the FDIC assessment decreased in 2010. The FDIC assessment for the first quarter of 2011 amounted to $503,000, which results in a decline year over year on an annualized basis.
Credit Quality
The Company’s success significantly depends on the growth in population, income levels, loans and deposits and on the continued stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be adversely affected. Adverse economic conditions in our specific market areas, specifically decreases in real estate property values due to the nature of our loan portfolio could reduce our growth rate, affect the ability of customers to repay their loans and generally affect our financial condition and results of operations. Many industries have been impacted by the effects of the economic conditions over the past three years, with financial services, housing and commercial real estate being hit particularly hard. The Company’s loan and investment portfolios were directly affected. The Company’s commercial real estate loans, including construction and land development loans, have seen a decline in the collateral values, and a reduction in the borrowers’ ability to meet the payment terms of their loans due to reduced cash flow. Further declines in collateral values and borrowers’ liquidity with sustained unemployment at current levels may lead to increases in foreclosures, delinquencies and customer bankruptcies. The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.
Our allowance for loan and lease losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and trends in delinquencies and non-performing loans within the portfolio. Our allowance for loan and lease losses may not be adequate to cover actual loan and lease losses and future provisions for loan and lease losses could materially and adversely affect our financial results.
The Company had non-performing loans of $65.1 million ($43.5 million in LHFI and $21.6 million in LHFS) at March 31, 2011. Non-performing loans were $65.8 million ($43.2 million in LHFI and $22.6 million in LHFS), $73.7 million, and $85.8 million at December 31, 2010, 2009 and 2008, respectively. The Company recorded $177,000 in charge-offs for the first quarter of 2011 compared to $3.7 million in charge-offs for the first quarter of 2010. Charge-offs recorded for the years ended 2010, 2009, and 2008 were $31.7 million, $19.8 million, and $12.3 million, respectively. OREO balances were $30.7 million at March 31, 2011 and $29.2 million, $30.3 million, and $10.3 million at December 31, 2010, 2009, and 2008, respectively.
The Company signed a letter of intent in the first quarter of 2011 to sell a pool of $54.1 million of classified assets in a bulk sale, which included $30.3 million of non-performing loans, $10.8 million of classified accruing loans and $13.0 million of OREO properties. The proposed asset pool sale resulted in an additional loss of $14.2 million during the fourth quarter of 2010. The lower of cost or fair market value of the loans transferred to LHFS was $29.6 million, which included $22.6 million in non-performing loans and $7.0 million in classified loans, after recording credit losses of $11.4 million. In addition, the Company recorded an OREO impairment charge of $2.8 million to reflect the projected sales price of the properties included in the sale. The pending sale was expected to close in the second quarter of 2011; however, the Company was unable to arrive at a mutually satisfactory purchase and sale agreement with the prospective purchaser and recently terminated negotiations. The Company has initiated plans to market and sell the assets within the pool to other bulk and individual buyers to facilitate the reduction of classified assets and improve the credit quality of the loan portfolio.
In accordance with the Orders, Royal Bank has eliminated from the balance sheet via charge-off all assets classified as “Loss”. Royal Bank was successful in reducing classified assets, which includes LHFS and OREO, from $149.6 million at June 30, 2009 to $109.1 million at March 31, 2011. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $9.7 million at March 31, 2011. No material advances were made on any classified or delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. For the three months ended March 31, 2011 the Company did not record OTTI losses on the investment portfolio compared to $176,000 for the three months ended March 31, 2010. Year-

over-year OTTI losses have decreased from $23.4 million at December 31, 2008 to $11.0 million at December 31, 2009 to $479,000 at December 31, 2010.
Commercial Real Estate Concentrations
As mentioned previously the adverse economic conditions have primarily impacted the real estate secured loan portfolio. Non-residential real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals. While the Company believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depend on the successful operation of a business or the sale of the underlying property. As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general. The remaining loans in the portfolio are commercial or industrial loans. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions. Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the fair market value of the collateral, which may ultimately result in a loss. It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise be expected to maintain as a result of the Bank’s commercial real estate loans, which may require the Company to obtain additional capital.
Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Our non-residential real estate and construction and land development loan portfolio held for investment was $272.7 million at March 31, 2011 comprising 59% of total loans compared to $284.1 million or 57% of total loans at December 31, 2010. Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale from $289.1 million at June 30, 2009 to $204.7 million at March 31, 2011, which amounted to 200.9% of total capital and 218.2% of Tier 1 capital. At March 31, 2011, total construction/land loans (“CL loans”) including loans held for sale amounted to $87.7 million, or 86.1%, of total capital and 93.5% of Tier 1 capital. Based on capital levels calculated under U.S. GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the Guidance. Based on capital levels calculated under regulatory accounting principles (“RAP”) (see discussion under “Note 11 — Regulatory Capital Requirements” to the Consolidated Financial Statements), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 232.5%, 255.4%, 99.6% and 109.4%. Under RAP, Royal Bank does not have a concentration in CL loans as defined in the Guidance. Included in the figures above are loans held for sale as of March 31, 2011.
Balance Sheet Reduction (Deleveraging)
During the past 21 months, Royal Bank has continued to record losses in earnings, which have negatively impacted its capital ratios. The Company implemented a strategy to mitigate this impact to the capital ratios through the reduction of the balance sheet (deleveraging). The balance sheet deleveraging was accomplished primarily through the run off of maturing brokered certificates of deposit (“CDs”) and FHLB borrowings as required under the Orders by reducing the balances of cash, investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued loss of income by maintaining that capital ratio as a percentage of the remaining reduced level of assets in order to achieve capital ratios at required regulatory levels. The Company recognizes that deleveraging will also potentially have a negative impact on future earnings, but will provide a short-term benefit to capital levels.
The deleveraging of the balance sheet over the past 21 months resulted from paying off FHLB advances and the run off of brokered CDs totaling $300.3 million within Royal Bank. The Company does not plan to roll over maturing brokered CDs during the remainder of 2011. As part of the restructuring of the investment portfolio, the Company also reduced the investment portfolio by approximately $122 million during 2010, which is almost entirely within Royal Bank and an additional $12.3 million during the first quarter of 2011. At year end 2010, loans had declined by approximately $116 million, with an additional decline of $35.5 million in the first quarter of 2011 due to pay downs of principal, payoffs, charge-offs and transfers to OREO.

Liquidity and Funds Management
Royal Bank may not accept new brokered deposits and has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are more than two times the target levels. As discussed in “Note 8 — Borrowings and Subordinated Debentures” to the Consolidated Financial Statements, Royal Bank has an over collateralized delivery requirement of 105% with the Federal Home Loan Bank (“FHLB”) as a result of the level of non-performing assets and the losses that have been experienced over the past three years. The ability to borrow additional funds is based on the amount of collateral that is available to be pledged. As of March 31, 2011, Royal Bank had approximately $32 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged. In addition, Royal Bank has approximately $97 million of unpledged agency securities that are available to be pledged as collateral if needed. Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window. The availability, which is approximately $7 million at March 31, 2011, is based on collateral pledged.
At March 31, 2011, Royal Bank had $52.1 million in cash on hand and $97.3 million in unpledged agency securities. At March 31, 2011, the liquidity to deposits ratio was 32.4% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 24.7% compared to Royal Bank’s 10% policy target. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered CDs; nor has Royal Bank issued new brokered CDs. Brokered CDs declined $171.3 million from $226.9 million at June 30, 2009 to $55.6 million at March 31, 2011. Borrowings declined $130.7 million from $283.9 million at June 30, 2009 to $153.2 million at March 31, 2011.
The Company also has unfunded pension plan obligations of $12.6 million as of March 31, 2011 which potentially could impact liquidity. The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.
Dividend and Interest Restrictions
Due to the Orders and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities. As of March 31, 2011, the Series A Preferred stock dividend in arrears was $2.8 million and has not been recognized in the consolidated financial statements. As of March 31, 2011 the trust preferred interest payment in arrears was $1.3 million and has been recorded in interest expense and accrued interest payable. The decision to suspend the preferred cash dividends and the trust preferred interest payments better supports the capital position of Royal Bank. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.
At March 31, 2011, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. Under the Orders, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company. Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.
Capital Adequacy
In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with U.S. GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2011, December 31, 2010, and September 30, 2010 in accordance with U.S. GAAP. However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.
Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At March 31, 2011, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.25% and 8.65%, respectively. As of March 31, 2011, the Company and Royal Bank met all capital adequacy requirements to which it is subject.
Department of Justice Investigation (“DOJ”)
On March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the DOJ. The subpoena sought certain documents and information relating to an ongoing investigation being conducted by the DOJ. It is possible that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputational risk due to negative publicity. However Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are “subjects” of the investigation and therefore the Company has concluded that it is unlikely that a contingent liability exists. Royal Bank, CSC and RTL are cooperating in the investigation.
Management Plans
The Company was successful during the past year in reducing the cost of funds, which improved the net interest margin; in completing the sale of Royal Asian, which permitted the Company to contribute additional capital of $10.3 million to Royal Bank; in minimizing investment impairment, recouping $1.7 million of the $5.0 million collateral loss associated with the collapse of Lehman in 2008; and in addressing the matters set forth in the Orders, which included maintaining required capital ratios and liquidity measures. During the first quarter of 2011, the Company signed a letter of intent to sell approximately $54 million of classified assets in a bulk sale; however, the Company was unable to arrive at a mutually satisfactory purchase and sale agreement with the prospective purchaser and recently terminated negotiations. The Company has initiated plans to market and sell the assets within the pool to other bulk and individual buyers to facilitate the reduction of classified assets and improve the credit quality of the loan portfolio.
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
The board and management have developed a contingency plan to maintain capital ratios at required levels under the Orders that expands the deleveraging beyond the run off of maturing brokered CDs and FHLB advances, which includes the potential securitization or sale of a significant portion of the tax lien portfolio. The Company will also consider the following measures as part of the contingency plan, if required, to insure that capital ratios continue to meet the requirements of the Orders. These additional measures, if required, include the following: sales of selected branches with high concentrations of retail CDs, sales of performing loans or specific segments of the loan portfolio, a shareholder rights offering, a reduction in the level of investment securities, and allow maturing CDs to selectively run off. It is extremely unlikely that all of the above alternatives would be initiated. The Company recognizes that some of these measures will also potentially have a negative impact on future earnings due to the loss of earning assets, but they also can potentially provide a short-term benefit to capital levels. The board of directors and management of the Company remain committed to meeting the capital level requirements for Royal Bank as set forth in the Orders.
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
Note 3. Investment Securities
The carrying value and fair value of investment securities available-for-sale (“AFS”) at March 31, 2011 are as follows:

		Included in Accumulated Other
		Comprehensive Income (AOCI)
			Gross unrealized losses
				Non-credit
		Gross		related
	Amortized	unrealized	Non-OTTI	OTTI in
(In thousands)	cost	gains	in AOCI	AOCI	Fair value
Mortgage-backed securities-residential	$12,950	$292	$—	$—	$13,242
U.S. government agencies	30,492	—	(959)	—	29,533
Common stocks	381	146	(45)	—	482
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	215,718	2,466	(597)	—	217,587
Non-agency	6,181	163	(3)	—	6,341
Corporate bonds	10,473	—	(310)	—	10,163
Municipal bonds	1,025	—	—	—	1,025
Trust preferred securities	16,147	2,463	—	(2)	18,608
Other securities	7,808	560	—	—	8,368

Total available for sale	$301,175	$6,090	$(1,916)	$—	$305,349

The carrying value and fair value of investment securities AFS at December 31, 2010 are as follows:

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

The amortized cost and fair value of investment securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2011
	Amortized
(In thousands)	cost	Fair value

Within 1 year	$100	$100
After 1 but within 5 years	12,812	12,528
After 5 but within 10 years	15,017	14,549
After 10 years	30,208	32,152
Mortgage-backed securities-residential	12,950	13,242
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	215,718	217,587
Non-agency	6,181	6,341

Total available for sale debt securities	292,986	296,499

No contractual maturity	8,189	8,850

Total available for sale securities	$301,175	$305,349

Proceeds from the sales of investments AFS during the three months ended March 31, 2011 and 2010 were $43.5 million and $56.2 million, respectively. The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2011	2010
Gross realized gains	$587	$253
Gross realized losses	(579)	(86)

Net realized gains	$8	$167

The Company evaluates securities for OTTI at least on a quarterly basis. The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost. All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”). The non-agency collateralized mortgage obligations that are rated below AA are evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments-Other”. In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.
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

The following table summarizes OTTI losses on securities recognized in earnings in the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2011	2010

Corporate bonds	$—	$58
Trust preferred securities	—	55
Other securities	—	63

Total OTTI charges	$—	$176

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at March 31, 2011 and 2010 for which a portion of OTTI was recognized in other comprehensive income:

(In thousands)	2011	2010

Balance at January 1,	$924	$1,896
Reductions for securities sold during the period (realized)	—	(573)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	—	(113)

Balance at March 31,	$924	$1,210

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

March 31, 2011	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses

U.S. government agencies	$29,522	$(959)	$—	$—	$29,522	$(959)
Common stocks	101	(45)	—	—	101	(45)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	43,263	(585)	4,239	(12)	47,502	(597)
Non-agency	857	(3)	—	—	857	(3)
Corporate bonds	9,863	(310)	—	—	9,863	(310)
Trust preferred securities	—	—	1,747	(2)	1,747	(2)

Total available-for-sale	$83,606	$(1,902)	$5,986	$(14)	$89,592	$(1,916)

December 31, 2010	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
(In thousands)	Fair value	losses	Fair value	losses	Fair value	losses

U.S. government agencies	$29,737	$(755)	$—	$—	29,737	(755)
Common stocks	96	(50)	—	—	96	(50)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,169	(687)	4,429	(17)	77,598	(704)
Non-agency	918	(3)	—	—	918	(3)
Corporate bonds	8,986	(197)	—	—	8,986	(197)
Trust preferred securities	—	—	1,662	(87)	1,662	(87)

Total available-for-sale	$112,906	$(1,692)	6,091	$(104)	$118,997	(1,796)

The AFS portfolio had gross unrealized losses of $1.9 million at March 31, 2011, which slightly increased from gross unrealized losses of $1.8 million at December 31, 2010. Increases in gross unrealized losses on U.S. government agencies securities and corporate bonds were slightly offset by decreases in gross unrealized losses on collateralized mortgage obligations and trust preferred securities. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.
Common stocks: As of March 31, 2011, the Company had one common stock of a financial institution with a total fair value of $100,000 and an unrealized loss of $45,000, or 31.0% of its aggregate cost. The Company recorded an OTTI charge to earnings of $220,000 related to this common stock during the second quarter of 2009. Because the Company does not intend to sell this stock before recovery of its cost basis and will not more likely than not be required to sell this stock before recovery of its cost basis, it does not consider the unrealized loss to be other-than-temporary at March 31, 2011.
For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.
U.S. government-sponsored agencies (“U.S. Agencies”): As of March 31, 2011, the Company had eight U.S. Agencies with a fair value of $29.5 million and gross unrealized losses of $959,000, or 3.1%, of their aggregate cost. All of these U.S. Agencies have been in an unrealized loss position for six months or less. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2011.
U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”): As of March 31, 2011, the Company had fourteen Agency CMOs with a fair value of $47.5 million and gross unrealized losses of $597,000, or 1.2% of their aggregate cost. Thirteen of the Agency CMOs have been in an unrealized loss position for less than twelve months. The one Agency CMO that has been in an unrealized loss position for more than twelve months has a fair market value of $4.2 million and an unrealized loss of $12,000 at March 31, 2011. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis. Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2011.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”): As of March 31, 2011, the Company had one non-agency CMO with a fair value of $857,000 and gross unrealized losses of $3,000, or less than 1.0% of the aggregate cost. The non-agency CMO bond has been in an unrealized loss position for less than twelve months. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bond by considering numerous factors including credit default rates, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. The bond is rated AAA. The Company does not intend to sell the non-agency CMO and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Therefore, the Company does not consider the bond to be other-than-temporarily impaired as of March 31, 2011.
Corporate bonds: As of March 31, 2011, the Company had ten corporate bonds with a fair value of $9.9 million and gross unrealized losses of $310,000, or 3.1% of their aggregate cost. All ten bonds have been in an unrealized loss position for less than six months and are above investment grade. The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments. Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component as required under ASC Topic 320 to determine the credit risk component of the corporate bonds. Based on these analyses, there was no credit-related loss on the ten bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the ten bonds to be other-than-temporarily impaired at March 31, 2011.
Trust preferred securities: At March 31, 2011, the Company had seven trust preferred securities issued by five individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry. The valuations of trust preferred securities were based upon the fair market values of active trades for one of the securities and ASC Topic 320 using cash flow analysis for the remaining six securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate. As of March 31, 2011, the Company has one trust preferred security with a fair value of $1.7 million and gross unrealized losses of $2,000, or less than 1.0% of the aggregate cost. The trust preferred security has been in an unrealized loss position for longer than twelve months and was deemed other-than-temporarily impaired at June 30, 2009. The security is not rated.
The unrealized loss in the trust preferred security reflects the credit concerns related to the financial institution that issued this long term financial obligation. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in a lower value. Management applied a discounted cash flow analysis based upon the liquidity risk premiums and the recent corporate spreads for similar securities to arrive at the credit risk component of the unrealized loss as required by ASC Topic 320. As a result, there was no additional credit-related loss on the bond. The total gross unrealized loss of $2,000 recognized in comprehensive income is the noncredit-related loss on the security.
The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4. Loans and Leases
Major classifications of loans held for investment (“LHFI”) are as follows:

	March 31,	December 31,
(In thousands)	2011	2010

Commercial and industrial	$57,103	$74,027
Construction	27,637	29,044
Land Development	46,139	50,594
Real Estate — residential	29,101	29,299
Real Estate — non-residential	188,800	194,203
Real Estate — multi-family	10,168	10,277
Tax certificates	65,804	70,443
Leases	38,697	38,725
Other	909	793

Total gross loans	$464,358	$497,405
Deferred fees, net	(505)	(551)

Total loans and leases	$463,853	$496,854

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at March 31, 2011. A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.
The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.
The Company’s policy for income recognition on troubled debt restructurings (“TDRs”) is to recognize income on currently performing restructured loans under the accrual method. At March 31, 2011, the Company had one TDR which is classified as a multi-family real estate non-accrual loan in the amount of $1.8 million.
At March 31, 2011 and December 31, 2010, the Company had $27.1 million and $29.6 million; respectively, in loans held for sale (“LHFS”). LHFS at March 31, 2011 are comprised of $21.6 million in non-accrual loans and $5.5 million in classified loans. These loans were transferred from LHFI in the fourth quarter of 2010 at the lower of cost or fair market value.
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
The following tables present risk ratings for each loan portfolio segment at March 31, 2011 and December 31, 2010, excluding LHFS.

March 31, 2011			Special
(In thousands)	Pass	Watch	Mention	Substandard	Non-accrual	Total

Construction	$994	$3,781	$5,284	$—	$17,578	$27,637
Land development	3,137	17,609	22,266	—	3,127	46,139
Real Estate-non-residential	96,803	44,607	37,527	—	9,863	188,800
Commercial & industrial	20,136	314	22,801	8,317	5,535	57,103
Residential real estate	19,024	7,340	199	—	2,538	29,101
Multi-family	2,766	4,092	895	—	2,415	10,168
Leasing	37,598	290	138	—	671	38,697
Consumer	819	90	—	—	—	909
Tax certificates	64,014	—	—	—	1,790	65,804

Subtotal LHFI	245,291	78,123	89,110	8,317	43,517	464,358

Less: Deferred loan fees						(505)

Total LHFI						$463,853

December 31, 2010			Special
(In thousands)	Pass	Watch	Mention	Substandard	Non-accrual	Total

Construction	$992	$10,089	$5,491	$—	$12,472	$29,044
Land development	6,921	13,967	22,420	—	7,286	50,594
Real Estate-non-residential	97,142	49,278	37,723	—	10,060	194,203
Commercial & industrial	27,864	6,488	25,400	8,317	5,958	74,027
Residential real estate	19,272	7,430	198	—	2,399	29,299
Multi-family	2,804	4,117	903	—	2,453	10,277
Leasing	37,731	252	10	—	732	38,725
Consumer	768	25	—	—	—	793
Tax certificates	68,641	—	—	—	1,802	70,443

Subtotal LHFI	262,135	91,646	92,145	8,317	43,162	497,405

Less: Deferred loan fees						(551)

Total LHFI						$496,854

The following tables present an aging analysis of past due payments for each loan portfolio segment at March 31, 2011 and December 31, 2010, excluding LHFS.

March 31, 2011	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total

Construction	$—	$—	$—	$17,578	$10,059	$27,637
Land development	—	—	—	3,127	43,012	46,139
Real Estate-non-residential	191	—	—	9,863	178,746	188,800
Commercial & industrial	190	8,317	—	5,535	43,061	57,103
Residential real estate	484	43	—	2,538	26,036	29,101
Multi-family	—	—	—	2,415	7,753	10,168
Leasing	290	138	—	671	37,598	38,697
Consumer	—	—	—	—	909	909
Tax certificates	—	—	—	1,790	64,014	65,804

Subtotal LHFI	1,155	8,498	—	43,517	411,188	464,358

Less: Deferred loan fees						(505)

Total LHFI						$463,853

December 31, 2010	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total

Construction	$—	$—	$—	$12,472	$16,572	$29,044
Land development	—	—	—	7,286	43,308	50,594
Real Estate-non-residential	9,469	—	—	10,060	174,674	194,203
Commercial & industrial	146	659	—	5,958	67,264	74,027
Residential real estate	1,341	341	—	2,399	25,218	29,299
Multi-family	—	—	—	2,453	7,824	10,277
Leasing	252	10	—	732	37,731	38,725
Consumer	18	—	—	—	775	793
Tax certificates	—	—	—	1,802	68,641	70,443

Subtotal LHFI	11,226	1,010	—	43,162	442,007	497,405

Less: Deferred loan fees						(551)

Total LHFI						$496,854

The following tables detail the composition of the non-accrual loans at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves

Non-accrual loans held for investment

Construction	$17,578	$1,990	$12,472	$—
Land development	3,127	—	7,286	—
Real Estate-non-residential	9,863	1,303	10,060	1,363
Commercial & industrial	5,535	495	5,958	—
Residential real estate	2,538	72	2,399	74
Multi-family	2,415	245	2,453	245
Leasing	671	183	732	194
Tax certificates	1,790	178	1,802	31

Total non-accrual LHFI	$43,517	$4,466	$43,162	$1,907

Non-accrual loans held for sale

Construction	$8,373	—	$8,373	—
Land development	5,347	—	4,998	—
Real Estate-non-residential	6,739	—	8,638	—
Residential real estate	1,072	—	634	—
Multi-family	51	—	—	—

Total non-accrual LHFS	$21,582	—	$22,643	—

Total non-accrual loans	$65,099	$4,466	$65,805	$1,907

Total non-accrual loans at March 31, 2011 were $65.1 million and were comprised of $43.5 million in LHFI and $21.6 million in LHFS. Total non-accrual loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS. The $700,000 decrease was the result of a $5.9 million reduction in existing non-accrual loan balances through payments, a $2.6 million LHFS transferred to OREO and $177,000 in charge-offs partially offset by additions of $8.0 million. If interest had been accrued, such income would have been approximately $1.5 million for the three months ended March 31, 2011. The Company had one TDR classified as a multi-family real estate non-accrual loan in the amount of $1.8 million and no loans past due 90 days or more and still accruing.
The $2.6 million increase in specific reserves was related to $700,000 impairment on a new non-accrual loan for the first quarter of 2011 and $1.9 million in additional impairment on three existing non-accrual loans based on new appraisals or changes in expected cash flows.
The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.
Total cash collected on non-accrual and impaired loans during the three months ended March 31, 2011 and 2010 was $5.8 million and $6.5 million respectively, of which $5.8 million and $6.5 million was credited to the principal balance outstanding on such loans, respectively.
The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(In thousands)	2011	2010

Impaired loans with a valuation allowance	$22,204	$9,620
Impaired loans without a valuation allowance	20,799	32,805

Total impaired loans	$43,003	$42,425

Valuation allowance related to impaired loans	$4,466	$1,907
Note 5. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses (“ALLL”) were as follows:

	Three months ended
	March 31,
(In thousands)	2011	2010

Balance at the beginning of the period	$21,129	$30,331
Charge-offs	(177)	(3,651)
Recoveries	12	78
Provision for loan and lease losses	2,084	1,903

Balance at the end of period	$23,048	$28,661

The following tables present the detail of the ALLL and the loan portfolio disaggregated by loan portfolio segment as of March 31, 2011 and December 31, 2010.
Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended March 31, 2011

		Construction
	Commercial	and land		Multi-				Tax
(In thousands)	real estate	development	Commercial	family	Residential	Consumer	Leasing	certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	—	—	—	—	—	—	(176)	(1)	—	(177)
Recoveries	9	—	1	—	1	—	—	1	—	12
Provision	(219)	1,509	(214)	(4)	(23)	4	198	110	723	2,084

Ending balance	$9,324	$5,485	$3,584	$648	$1,084	$16	$1,692	$490	$725	$23,048

Ending balance: related to loans individually evaluated for impairment	$1,303	$1,990	$495	$245	$72	$—	$183	$178	$—	$4,466

Ending balance: related to loans collectively evaluated for impairment	$8,021	$3,495	$3,089	$403	$1,012	$16	$1,509	$312	$725	$18,582

LHFI
Ending balance	$188,800	$73,776	$57,103	$10,168	$29,101	$909	$38,697	$65,804	$(505)	$463,853

Ending balance: individually evaluated for impairment	$9,863	$20,706	$5,437	$2,415	$2,402	$—	$390	$1,790	$—	$43,003

Ending balance: collectively evaluated for impairment	$178,937	$53,070	$51,666	$7,753	$26,699	$909	$38,307	$64,014	$(505)	$420,850

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2010

		Construction
	Commercial	and land		Multi-				Tax
(In thousands)	real estate	development	Commercial	family	Residential	Consumer	Leasing	certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$10,039	$7,895	$6,542	$—	$3,762	$25	$1,757	$290	$21	$30,331
Charge-offs	(7,352)	(13,413)	(5,930)	(787)	(3,211)	—	(972)	(49)	—	(31,714)
Recoveries	684	116	81	18	313	37	51	—	—	1,300
Provision	6,796	9,508	3,223	1,421	285	(47)	834	139	(19)	22,140
Reduction due to Royal Asian sale	(633)	(130)	(119)	—	(43)	(3)	—	—	—	(928)

Ending balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129

Ending balance: related to loans individually evaluated for impairment	$1,363	$—	$—	$245	$74	$—	$194	$31	$—	$1,907

Ending balance: related to loans collectively evaluated for impairment	$8,171	$3,976	$3,797	$407	$1,032	$12	$1,476	$349	$2	$19,222

LHFI
Ending balance	$194,203	$79,638	$74,027	$10,277	$29,299	$793	$38,725	$70,443	$(551)	$496,854

Ending balance: individually evaluated for impairment	$10,060	$19,758	$5,858	$2,453	$2,159	$—	$335	$1,802	$—	$42,425

Ending balance: collectively evaluated for impairment	$184,143	$59,880	$68,169	$7,824	$27,140	$793	$38,390	$68,641	$(551)	$454,429

The following tables detail the loans that were evaluated for impairment by loan segment at March 31, 2011 and December 31, 2010.

	For the three months ended March 31, 2011
	Unpaid			Average	Interest
	principal	Carrying	Related	recorded	income
(In thousands)	balance	value	allowance	investment	recognized

With no related allowance recorded:
Construction	$11,898	$8,185	$—	$15,406	$—
Land development	3,128	3,127	—	8,862	—
Real Estate-non-residential	4,511	4,179	—	9,982	—
Commercial & industrial	2,115	2,063	—	3,960	—
Residential real estate	1,522	1,469	—	1,764	—
Multi-family	1,919	1,776	—	1,796	—

Total:	$25,093	$20,799	$—	$41,770	$—

With an allowance recorded:
Construction	$9,457	$7,403	$1,990	$4,697	$—
Land development	—	—	—	—	—
Real Estate-non-residential	5,685	4,382	1,303	5,745	—
Commercial & industrial	7,681	2,880	495	1,687	—
Residential real estate	1,103	861	72	1,070	—
Multi-family	638	393	245	638	—
Leasing	390	207	183	362	—
Tax certificates	4,838	1,612	178	1,796	—

Total:	$29,792	$17,738	$4,466	$15,995	$—

	For the year ended December 31, 2010
	Unpaid			Average	Interest
	principal	Carrying	Related	recorded	income
(In thousands)	balance	value	allowance	investment	recognized

With no related allowance recorded:
Construction	$16,147	$12,472	$—	$19,944	$—
Land development	9,165	7,286	—	8,161	202
Real Estate-non-residential	4,511	4,255	—	13,650	42
Commercial & industrial	10,217	5,858	—	5,236	2
Residential real estate	1,172	1,119	—	3,243	76
Multi-family	1,935	1,815	—	458	—
Tax certificates	—	—	—	996	—

Total:	$43,147	$32,805	$—	$51,688	$322

With an allowance recorded:
Construction	$—	$—	$—	$7,340	$—
Land development	—	—	—	6,172	13
Real Estate-non-residential	5,805	4,442	1,363	5,057	—
Commercial & industrial	—	—	—	1,782	—
Residential real estate	1,239	966	74	1,153	—
Multi-family	638	393	245	3,469	—
Leasing	335	141	194	538	—
Tax certificates	4,850	1,771	31	1,026	—

Total:	$12,867	$7,713	$1,907	$26,537	$13

Note 6. Other Real Estate Owned
Other real estate owned (“OREO”) increased $1.5 million from $29.2 million at December 31, 2010 to $30.7 million at March 31, 2011. Set forth below is a table which details the changes in OREO from December 31, 2010 to March 31, 2011.

2011
(In thousands)	First Quarter

Beginning balance	$29,244
Net proceeds from sales	(1,594)
Net gain on sales	394
Assets acquired on non-accrual loans	3,030
Impairment charge	(393)

Ending balance	$30,681

During the first quarter of 2011, the Company sold portions of collateral related to two loans. The Company received net proceeds of $620,000 and recorded a net loss of $43,000. As a result of the sales of three single family homes related to one loan, the Company recorded an impairment charge of $100,000 on the remaining collateral. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio. The Company received proceeds of $974,000 and recorded gains of $437,000 as a result of these sales. During the first quarter of 2011, the Company entered into sales agreements on two properties and recorded impairment charges of $293,000 based on the expected net proceeds. The Company acquired the collateral for one loan held for sale and transferred the fair value of $2.6 million to OREO in the first quarter of 2011. In addition the Company acquired collateral related to the tax lien portfolio and transferred $540,000 to OREO.
Note 7. Deposits
The Company’s deposit composition as of March 31, 2011 and December 31, 2010 is presented below:

	March 31,	December 31,
(In thousands)	2011	2010

Demand	$54,985	$52,872
NOW	41,751	40,884
Money Market	169,541	180,862
Savings	15,977	15,922
Time deposits (over $100)	103,013	105,788
Time deposits (under $100)	204,241	208,534
Brokered deposits	55,561	89,051

Total deposits	$645,069	$693,913

Under the Orders as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of brokered deposits. During the first quarter of 2011, an additional $33.5 million in brokered deposits matured.
Note 8. Borrowings and Subordinated Debentures
1. Advances from the Federal Home Loan Bank
Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of March 31, 2011. Total advances from the FHLB, including the $22.0 million above, were $109.1 million at March 31, 2011 compared to $110.7 million at December 31, 2010. The FHLB advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans. The available borrowing capacity is based on qualified collateral. Royal Bank has a collateralized delivery requirement of 105% with the FHLB due to the level of Royal Bank’s non-performing assets and prior net losses. The available amount for future borrowings will be based on the amount of collateral to be pledged.
Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of March 31,		As of December 31,
	2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate

Advances maturing in
2011	$22,000	0.76%	$22,000	0.72%
2012	30,000	4.32%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	7,115	3.46%	8,719	3.46%

Total FHLB borrowings	$109,115		$110,719

Under the Orders as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, Royal Bank was required to reduce its level of FHLB advances and has paid back $116.9 million since entering into the Orders in the third quarter of 2009.
2. Other borrowings
The Company has a note payable with PNC Bank (“PNC”) at March 31, 2011 in the amount of $4.1 million compared to $4.2 million at December 31, 2010. The note’s maturity date is August 25, 2016. The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly. The interest rate at March 31, 2011 was 0.41%.
At March 31, 2011 and December 31, 2010, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018. These borrowings are secured by government agencies and mortgage-backed securities. These borrowings have a weighted average interest rate of 3.65%.
3. Subordinated debentures
The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”). The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 2.46% at March 31, 2011 , and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities had an initial interest rate of 5.80% until December 31, 2009 and now resets quarterly at 3-month LIBOR plus 2.15%. The interest rate at March 31, 2011 was 2.46%.
Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and an aggregate principal amount of $387,000 of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to the Company. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.
On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities. Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. As of March 31, 2011 the trust preferred interest payment in arrears was $1.3 million and has been recorded in interest expense and accrued interest payable.
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

The contract amounts are as follows:

	March 31,	December 31,
(In thousands)	2011	2010

Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$21,405	$30,560
Commitments to extend credit	775	—
Standby letters of credit and financial guarantees written	2,248	2,755
Litigation
From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. As previously discussed in the Company’s form 10-K for the year ended December 31, 2008, on March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena sought certain documents and information relating to an ongoing investigation being conducted by the DOJ. It is possible that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputational risk due to negative publicity. However, Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are subjects of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
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

3. Payment of Dividends
Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) concerning the payment of dividends by the Company. Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings). Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the Federal Deposit Insurance Corporation (“FDIC”). In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of March 31, 2011, the Series A Preferred stock dividend in arrears was $2.8 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.
At March 31, 2011, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends. Under the Orders as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company. Under the Federal Reserve Agreement as described in “Note 2 — Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.
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
Note 11. Regulatory Capital Requirements
The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2011, the Company and Royal Bank met all capital adequacy requirements to which it is subject.
In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with U.S. GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010, December 31, 2010, and March 31, 2011 in accordance with U.S. GAAP. A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.
The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of March 31, 2011
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$88,038	14.25%	$49,428	8.00%	$61,785	10.00%
Tier I capital (to risk-weighted assets)	$80,126	12.97%	$24,714	4.00%	$37,071	6.00%
Tier I Capital (to average assets, leverage)	$80,126	8.65%	$37,056	4.00%	$46,320	5.00%
The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the three
months ended
(In thousands)	March 31, 2011
RAP net loss	$(9,600)
Tax lien adjustment, net of noncontrolling interest	8,202

U.S. GAAP net loss	$(1,398)

	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	14.25%	16.13%
Tier I capital (to risk-weighted assets)	12.97%	14.85%
Tier I capital (to average assets, leverage)	8.65%	9.98%
The tables below reflect the Company’s capital ratios:

	As of March 31, 2011
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$113,741	17.85%	$50,975	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$105,590	16.57%	$25,488	4.00%	N/A	N/A
Tier I Capital (to average assets, leverage)	$105,590	11.08%	$38,136	4.00%	N/A	N/A
The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2011 consistent with U.S. GAAP and the FR Y-9C instructions. In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the three
months ended
(In thousands)	March 31, 2011
U.S. GAAP net loss	$(1,511)
Tax lien adjustment, net of noncontrolling interest	(8,202)

RAP net loss	$(9,713)

	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	17.85%	16.03%
Tier I capital (to risk-weighted assets)	16.57%	14.75%
Tier I capital (to average assets, leverage)	11.08%	9.78%
Note 12. Pension Plan
The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The Company’s Pension Plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.
Net periodic defined benefit pension expense for the three month periods ended March 31, 2011 and 2010 included the following components:

	Three months ended
	March 31,
(In thousands)	2011	2010

Service cost	$77	$76
Interest cost	153	156
Amortization of prior service cost	22	22
Amortization of actuarial loss	36	13

Net periodic benefit cost	$288	$267

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

The following table presents the activity related to the Directors’ Plan for the three months ended March 31, 2011.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2010	74,086	$20.02	2.8	$—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2011	74,086	$20.02	2.6	$—

Options exercisable at March 31, 2011	74,086	$20.02	2.6	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2011. The intrinsic value varies based on the changes in the market value in the Company’s stock.
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
The following table presents the activity related to the Employee Plan for the three months ended March 31, 2011.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2010	385,005	$20.30	3.3	$—
Exercised	—	—
Forfeited	(6,111)	22.32
Expired	—	—

Options outstanding at March 31, 2011	378,894	$20.27	3.1	$—

Options exercisable at March 31, 2011	363,411	$20.21	3.0	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2011. The intrinsic value varies based on the changes in the market value in the Company’s stock.

Long-Term Incentive Plan
Under the 2007 Long-Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock. As of March 31, 2011, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant. For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant. For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant. Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the board of directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period. All shares of restricted stock were forfeited in the first quarter of 2010 due to the Company’s losses in 2009 and 2008.
The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the three months ended March 31, 2011.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2010	121,862	$9.76	7.3	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2011	121,862	$9.73	7.0	$—

Options exercisable at March 31, 2011	68,877	$11.35	6.9	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2011. The intrinsic value varies based on the changes in the market value in the Company’s stock.
For all Company plans as of March 31, 2011, there were 68,468 nonvested stock options and unrecognized compensation cost of $135,000 which will be expensed within two years.
Note 14. Loss Per Common Share
The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months ended March 31, 2011, 581,075 options to purchase shares of common stock were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months ended March 31, 2011. Additionally 30,407 warrants were also anti-dilutive. For the three months ended March 31, 2010, 623,351 options to purchase shares of common stock were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months ended March 31, 2010.
Basic and diluted EPS are calculated as follows:

	Three months ended March 31, 2011
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(2,009)	13,257	$(0.15)

	Three months ended March 31, 2010
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount

Basic and Diluted EPS
Loss available to common shareholders	$(1,563)	13,257	$(0.12)

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

	Three months ended March 31, 2011
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount

Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(842)	$(339)	$(503)
Less reclassification adjustment for gains realized in net loss	8	3	5

Unrealized losses on investment securities	(850)	(342)	(508)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(55)	(19)	(36)

Other comprehensive loss, net	$(795)	$(323)	$(472)

	Three months ended March 31, 2010
		Tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount

Unrealized gains on investment securities:
Unrealized holding gains arising during period	$2,221	$656	$1,565
Reduction in deferred tax valuation allowance related to preferred and common stock	—	(81)	81
Non-credit loss portion of other-than-temporary impairments	1,395	488	907
Less adjustment for impaired investments	(176)	(65)	(111)
Less reclassification adjustment for gains realized in net loss	167	58	109

Unrealized gains on investment securities	3,625	1,232	2,555
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(35)	(12)	(23)

Other comprehensive income, net	$3,660	$1,244	$2,578

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
Level 3 securities include seven trust preferred securities and investments in real estate and SBA funds. The fair values for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities. Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications. Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

Balances as of March 31, 2011	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$13,242	$—	$13,242
U.S. government agencies	—	29,533	—	29,533
Common stocks	482	—	—	482
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	217,587	—	217,587
Non-agency	—	6,341	—	6,341
Corporate bonds	—	10,163	—	10,163
Municipal bonds	—	1,025	—	1,025
Trust preferred securities	3,495	—	15,113	18,608
Other securities	—	—	8,368	8,368

Total investment securities available-for-sale	$3,977	$277,891	$23,481	$305,349

Balances as of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Investment securities available-for-sale
Mortgage-backed securities-residential	$—	$8,840	$—	$8,840
U.S. government agencies	—	29,737	—	29,737
Common stocks	483	—	—	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	—	234,653	—	234,653
Non-agency	—	7,137	—	7,137
Corporate bonds	—	9,286	—	9,286
Trust preferred securities	3,594	—	15,020	18,614
Other securities	—	—	8,405	8,405

Total investment securities available-for-sale	$4,077	$289,653	$23,425	$317,155

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(In thousands)	2011	2010

Beginning balance January 1,	$23,425	$54,832
Total gains/(losses) - (realized/unrealized):
Included in earnings	9	(63)
Included in other comprehensive income	641	1,013
Purchases, issuances, and settlements	(594)	(24,851)
Transfers in and/or out of Level 3	—	—

Ending balance March 31,	$23,481	$30,931

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

Balances as of March 31, 2011	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Impaired loans	$—	$—	$17,738	$17,738
Other real estate owned	—	—	4,009	4,009
Loans and leases held for sale	—	—	27,088	27,088

Balances as of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Impaired loans	$—	$—	$7,713	$7,713
Other real estate owned	—	—	15,226	15,226
Loans and leases held for sale	—	—	29,621	29,621
The table below states the fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010. The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

	At March 31, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value

Financial Assets:
Cash and cash equivalents	$52,146	$52,146	$51,733	$51,733
Investment securities available-for-sale	305,349	305,349	317,155	317,155
Federal Home Loan Bank stock	9,884	9,884	10,405	10,405
Loans, net	440,805	439,169	475,725	473,349
Accrued interest receivable	16,867	16,867	16,864	16,864

Financial Liabilities:
Demand deposits	54,985	54,985	52,872	52,872
NOW and money markets	211,292	211,292	221,746	221,746
Savings	15,977	15,977	15,922	15,922
Time deposits	362,815	359,363	403,373	398,696
Short-term borrowings	22,000	22,000	22,000	22,000
Long-term borrowings	131,233	127,697	132,949	128,787
Subordinated debt	25,774	15,107	25,774	15,136
Accrued interest payable	4,470	4,470	3,983	3,983

Note 17. Real Estate Owned via Equity Investment
The Company, together with third party real estate development companies, formed variable interest entities (“VIEs”) to construct various real estate development projects. These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with FASB ASC Topic 970, “Real Estate-General”, and account for capitalized interest on those projects in accordance with FASB ASC Topic 835, “Interest”. Due to economic conditions, management decided to curtail new equity investments.
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
At March 31, 2011, the Company had one VIE which is consolidated into the Company’s financial statements. This VIE met the requirements for consolidation under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) based on Royal Investments America being the primary financial beneficiary. Consolidation of this VIE was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership. Royal Investments America is a limited partner in the partnership (the “Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. The Partnership no longer has senior debt with another bank as it was paid off in June 2010. Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.
On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009. The Company signed a forbearance agreement and an inter-creditor agreement between the Company and the Senior Lender on October 23, 2009 which extended the loan until December 9, 2010. On October 25, 2009, the Senior Lender filed for bankruptcy protection, which has not impacted the relationship between the Partnership and the Senior Lender. As part of the agreement to extend the loan for 14 months, the Senior Lender required the Partnership to provide additional funds to cover current and potential future cash requirements for capital improvements, operating expenses and marketing costs. As mentioned above the Senior Lender has been repaid in full. Through March 31, 2011, Royal Bank has loaned $2.6 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. This loan has begun to be repaid from the cash flows since the Senior Lender has now been paid in full. The outstanding balance as of March 31, 2011 is $450,000. The outstanding balance along with any additional advances to the Partnership will be repaid in full prior to any other payments to partners.
In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows. The Company had recognized $12.6 million in impairment charges related to this asset through December 31, 2010. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. No further impairment of this asset occurred during the first three months of 2011.
At March 31, 2011, the Partnership had total assets of $9.4 million of which $7.3 million is real estate as reflected on the consolidated balance sheet and total borrowings of $9.7 million, of which $9.7 million relates to the Company’s loans discussed above. The Company has made an investment of $14.3 million in this Partnership ($2.5 million capital contribution and $11.8 million of loans). The impairments mentioned above along with the repayment of advances that started in June 2010 have contributed to an overall reduction in the Company’s investment. At March 31, 2011, the remaining amount of the investment in and receivables due from the Partnership totaled $6.6 million.

Note 18. Segment Information
FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”. The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments, RBA Leasing (“Leasing” in the segment table below). The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that previously made equity investments in real estate and had extended mezzanine loans to real estate projects. At March 31, 2011 and 2010, one such equity investment in real estate meets the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting this investment on a consolidated basis as a Variable Interest Entity (“VIE”). This was determined based on the amount invested by Royal Investments America compared to its partners. The VIE is included below in the Equity Investment category.
Community banking
The Company’s Community Banking segment which includes Royal Bank America and Royal Asian Bank, in the prior period, consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank. For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk. While Royal Bank makes very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans. Royal Asian assets of $97.7 million and deposits of $84.6 million were included in “Community Banking” in the segment table for the three months ended March 31, 2010. Royal Asian’s net loss for the first quarter of 2010 was $995,000.
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
Equity investments
In September 2005, the Company, together with a real estate development company, formed a limited partnership. The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums. The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million. The Company is entitled to earn a preferred return on the $2.5 million capital contribution. In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates. Through March 31, 2011, Royal Bank has loaned $2.6 million to the Partnership and is obligated to fund up to $2.7 million if required for the remaining costs associated with capital improvements, operating and marketing expenses. This loan has begun to be repaid from the cash flows since the Senior Lender has now been paid in full. The outstanding balance as of March 31, 2011 is $450,000. The outstanding balance along with any additional advances to the Partnership will be repaid in full prior to any other payments to partners.

In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), the Partnership assesses for impairment by evaluating the recoverability of the condominiums based on estimated future operating cash flows. The Company had previously recognized $12.6 million in impairment through 2010. The measurement and recognition of the impairment was based on estimated future discounted operating cash flows. No additional impairment was recognized during the first three months of 2011. The Company’s investment in this entity is further discussed in “Note 17 - Real Estate Owned via Equity Investment” to the Consolidated Financial Statements.
Lease segment
RBA Leasing is a small ticket leasing company. It originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, RBA Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies.
The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2011 and 2010.

	Three months ended March 31, 2011
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$791,462	$94,244	$6,006	$37,662	$929,374

Total deposits	$645,069	$—	$—	$—	$645,069

Interest income	$7,308	$2,389	$—	$878	$10,574
Interest expense	2,948	777	—	295	4,019

Net interest income	$4,360	$1,612	$—	$583	$6,555
Provision for loan and lease losses	1,774	111	—	199	2,084
Total other income	780	454	—	130	1,364
Total other expenses	6,250	339	48	332	6,969
Income tax (benefit) expense	(795)	634	—	161	—

Net (loss) income	$(2,089)	$982	$(48)	$21	$(1,134)

Noncontrolling interest	$—	$393	$(24)	$8	$377

Net (loss) income attributable to Royal Bancshares	$(2,089)	$589	$(24)	$13	$(1,511)

	Three months ended March 31, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$1,073,479	$100,731	$8,183	$39,549	$1,221,942

Total deposits	$826,227	$—	$—	$—	$826,227

Interest income	$11,932	$2,764	$—	$927	$15,623
Interest expense	6,371	915	14	303	7,603

Net interest income (loss)	$5,561	$1,848	$(14)	$624	$8,020
Provision for loan and lease losses	1,678	50	—	175	1,903
Total other income	1,072	70	93	70	1,305
Total other expenses (income)	7,440	486	170	(43)	8,053
Income tax (benefit) expense	(752)	564	(32)	220	—

Net (loss) income	$(1,732)	$818	$(59)	$342	$(631)

Noncontrolling interest	$23	$327	$(45)	$137	$442

Net (loss) income attributable to Royal Bancshares	$(1,755)	$491	$(14)	$205	$(1,073)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $777,000 and $915,000 for the three month periods ended March 31, 2011 and 2010, respectively.
Interest income earned by the Community Banking segment related to the Leasing Segment was approximately $295,000 and $303,000 for the three month periods ended March 31, 2011 and 2010, respectively.
Note 19. Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of March 31, 2011 and December 31, 2010, FHLB stock totaled $9.9 million and $10.4 million, respectively.
In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. In the fourth quarter of 2010 the FHLB began partially repurchasing excess capital stock and repurchased $521,000 from the Company during the first quarter of 2011. The suspension of the dividend remains in effect.
FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB. On April 28, 2011, the FHLB filed an 8-K to report their results for the quarter ended March 31, 2011. For the three months ended March 31, 2011, the FHLB had net income of $2.5 million compared to $9.9 million for the three months ended March 31, 2010. The decline was primarily related to lower net interest income. At March 31, 2011, the FHLB’s regulatory capital was $4.2 billion and the FHLB was in compliance with its risk-based, total and leverage capital requirements. The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs (government-sponsored entities) through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered. Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of March 31, 2011. The FHLB also announced that it would complete a small excess capital stock repurchase on April 29, 2011, which amounted to $494,000 for Royal Bank.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month periods ended March 31, 2011 and 2010. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K for the year ended December 31, 2010.
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
Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2010) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements. The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. The Company is an investor in a variable interest entity and is required to report its investment in the variable interest entity on a consolidated basis under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”). The variable interest entity is responsible for providing its financial information to the Company. We complete an internal review of this financial information. This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we have identified other-than-temporary impairment on investments securities, accounting for allowance for loan and lease losses, and deferred tax assets as among the most critical accounting policies and estimates. These critical accounting policies and estimates are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.
Financial Highlights and Business Results
On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by Royal Bancshares and were exchanged on a one-for-one basis for common stock of Royal Bancshares. On July 17, 2006, Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. The Company sold Royal Asian on December 30, 2010 to an ownership group led by the President and CEO of Royal Asian, through the purchase of all of the outstanding common stock of Royal Asian owned by the Company. The principal activities of the Company are supervising Royal Bank, which engages in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in northern and southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.
At March 31, 2011, the Company had consolidated total assets of approximately $929.4 million, total loans and leases of $490.9 million, total deposits of approximately $645.1 million, and shareholders’ equity of $82.5 million. During the past 21 months, Royal Bank has continued to record losses in earnings, which have negatively impacted its capital ratios. The Company implemented a strategy to mitigate this impact to the capital ratios through the reduction of the balance sheet (deleveraging). The balance sheet deleveraging has been accomplished primarily through the run off of maturing brokered deposits and FHLB borrowings as required under the Orders by reducing the balances of cash, investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued losses of income by maintaining that capital ratio as a percentage of the remaining reduced level of assets in order to achieve capital ratios at required regulatory levels.
The Company signed a letter of intent in the first quarter of 2011 to sell a pool of $54.1 million of classified assets in a bulk sale which included $30.3 million of non-performing loans, $10.8 million of classified loans and $13.0 million of OREO properties. The proposed asset pool sale resulted in an additional loss of $14.2 million during the fourth quarter of 2010 due to the lower of cost or fair market value being applied to the loans and OREO properties. The pending sale was expected to close in the second quarter of 2011; however, the Company was unable to arrive at a mutually satisfactory purchase and sale agreement with the prospective purchaser and recently terminated negotiations. The Company has initiated plans to market and sell the assets within the pool to other bulk and individual buyers to facilitate the reduction of classified assets and improve the credit quality of the loan portfolio.
The chief sources of revenue for the Company are interest income from extending loans and from investing in security instruments, mostly through its subsidiary Royal Bank. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At March 31 2011, commercial real estate loans, construction loans, land development loans, tax liens and leases comprised 43%, 6%, 10%, 14%, and 8%, respectively, of Royal Bank’s loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market. Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread. Please see the “Net Interest Margin” section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.
Consolidated Net Loss
During the first quarter of 2011, the Company recorded a net loss of $1.5 million, compared to a net loss of $1.1 million for the comparable quarter of 2010. The first quarter 2011 loss was primarily the result of a $2.1 million provision for loan and lease losses related mainly to three impaired loans and lower net interest income associated with a reduction in interest earning assets, principally loans and investments. As a consequence of the slowdown in the housing market and the economic recession, the Company continues to have a high level of non-performing assets which negatively impacts net interest income as well as operating expenses, such as legal, loan collection and OREO costs, and therefore the overall level of profitability. The loss in the first quarter of 2010 was mainly attributable to a provision for loan losses of $1.9 million, of which $1.0 million was attributable to Royal Asian. Royal Asian’s net loss for the first quarter in 2010 was $995,000. The Company has been able to mitigate part of the impact of the nonperforming assets by reducing the funding costs through the re-pricing of retail CDs and by the run off of higher costing brokered deposits and FHLB advances. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report. Basic and diluted losses per common share were both $0.15 for the first quarter of 2011, as compared to basic and diluted losses per common share of $0.12 for the first quarter of 2010.

Net Interest Income
Net interest income of $6.6 million for the quarter ended March 31, 2011 declined $1.5 million, or 18.3%, from $8.0 million for the quarter ended March 31, 2010. The decline was attributed to lower yields on interest earning assets, mainly loans and investments. The reduction of the yield on investment securities was due to called investments, sales of securities and the sale of Royal Asian while the reduction of the loan yield was caused by payoffs, pay downs and the sale of Royal Asian. The sale of Royal Asian resulted in a reduction of investment securities of $14.0 million and a reduction of loans of $63.5 million. The decline associated with the lower yields and reduced balances on interest earning assets were partially offset by a reduction in balances and lower interest rates paid on interest-bearing liabilities.
Interest Income
Total interest income for the first quarter of 2011 of $10.6 million represented a decline of $5.0 million, or 32.3%, from the comparable quarter of 2010. The decrease was primarily driven by declines in average investment and loan balances year over year, while declines in the yields on investments and loans also contributed to the overall decline. Average interest earning assets amounted to $856.6 million in the first quarter of 2011, which resulted in a decline of $313.1 million, or 26.8%, from the level of the first quarter of 2010. Average investments of $306.9 million during the first quarter of 2011 experienced a decline of $131.5 million, or 30.0%, from the first quarter 2010 average. The reduction in investments primarily occurred to facilitate the run off of maturing brokered CDs and FHLB advances as part of the deleveraging initiative and in conjunction with the regulatory Orders. Average loan balances of $521.6 million in the first quarter of 2011 decreased $156.0 million, or 23.0%, from the comparable quarter of 2010. The decline in loan balances was attributed to loan prepayments, loan pay downs, loan charge-offs, transfers of loans to OREO through foreclosure proceedings, a limitation on commercial real estate and construction loans and the sale of Royal Asian in December of 2010. The primary focus of the lending department during the past year has been small business lending, owner occupied commercial real estate and small ticket leasing. Average cash equivalents, which amounted to $28.1 million for the first quarter of 2011, declined $25.6 million, or 47.6%, from the level of the first quarter of 2010, and also contributed to the overall decline in interest earning assets. The decrease in cash equivalents was associated with the redemption of higher costing liabilities and the Company’s ability to maintain strong liquidity levels despite lower cash balances.
The yield on average interest earning assets for the first quarter of 2011 of 5.01% amounted to a decline of 41 basis points from the prior year’s first quarter yield. The yield reduction was comprised of year over year declines of 36 and 88 basis points for loans (6.29% versus 6.65%) and investments (3.25% versus 4.13%), respectively, partially offset by a modest increase of 4 basis points in the cash equivalents yield (0.30% versus 0.26%). The decrease in loan yields reflected the payoffs and pay downs of higher yielding loans during 2010 and the first quarter of 2011 coupled with lower interest rates on new loans. The decline in the investment yield was due to the replacement of sold and called higher yielding investment securities during 2010 with lower yielding government agency mortgage backed and CMO securities.
Interest Expense
Total interest expense of $4.0 million in the first quarter of 2011 declined by $3.6 million, or 47.1%, from the comparable quarter of 2010. The reduction in interest expense was mainly associated with lower balances of interest bearing liabilities and a decline in the interest rates paid on those liabilities. Average interest-bearing liabilities of $788.0 million for the first quarter of 2011, amounted to a decline of $282.0 million, or 26.4%, primarily resulting from the run off of maturing brokered CDs and FHLB advances. Average certificates of deposit amounted to $376.7 million for the quarter ended March 31, 2011 and reflected a decline of $185.8 million, or 33.0%, from the comparable quarter of 2010 mainly due to the reduction in brokered CDs and the sale of Royal Asian. Management did not roll over matured brokered CDs as part of the requirements of the regulatory Orders to reduce non-core funding coupled with the deleveraging strategy. Average borrowings of $180.1 million for the first quarter of 2011 declined $98.9 million, or 35.5%, from the prior year’s comparable quarter. This decline was primarily related to the redemption of maturing FHLB advances resulting from the current requirement of 105% collateral delivery status for FHLB advances, the requirements of the regulatory Orders related to non-core funding and the Company’s deleveraging initiative.

The average interest rate paid on average total interest-bearing liabilities during the first quarter of 2011 amounted to 2.07%, which represented an improvement of 81 basis points from the interest rate paid during the comparable quarter of 2010. The average interest rate paid on average interest-bearing deposits for the first quarter of 2011 was 1.82% which resulted in a decline of 75 basis points from the level of 2.57% during the comparable quarter of 2010. Year over year lower average interest rates were paid on existing customer now and money market rates (0.97% in 2011 versus 1.07% in 2010) and on CDs (2.36% in 2011 versus 3.19% in 2010). The decline in interest rates paid on CDs was attributed to lower rates on new accounts, the re-pricing at lower interest rates of a significant amount of maturing retail CDs, and the continued run off of maturing brokered CDs. Brokered CDs of $117.9 million at a weighted average cost of 3.71% were not renewed at maturity during 2010. In addition, another $33.5 million in brokered CDs were not renewed during the first quarter of 2011 at a weighted average cost of 3.79%. The average interest rate paid for borrowings during the first quarter of 2011 amounted to 2.91% which amounted to a reduction of 84 basis points from the average rate paid of 3.75% during the first quarter of 2010. The decline was due almost entirely to the redemption of FHLB advances during 2010.
Net Interest Margin
The net interest margin in the first quarter of 2011 of 3.10% improved 31 basis points from the comparable quarter of 2010. The improvement in the funding costs, which amounted to a reduction of 81 basis points, more than offset the overall decline in the yield on interest-earning assets, primarily yields on loans and investments, of 41 basis points year over year for the first quarter. The Company was able to pay down maturing higher cost funds, such as brokered CDs and FHLB advances throughout 2010 and was also able to lower retail deposit costs through the re-pricing of maturing CDs at lower interest rates while also retaining a significant portion of those maturing CDs. However the payoffs and pay downs of higher yielding loans during the past five quarters and lower yields on new loans coupled with the replacement of sold and called higher yielding investment securities during 2010 with lower yielding government agency mortgage backed and CMO securities accounted for the decline in the yield on interest-earning assets. The change in the mix of interest earning assets also contributed to the improved margin year over year. During the first quarter of 2011, loans, which are the highest yielding interest earning asset, amounted to 61% of total interest earning assets, while loans represented 58% of interest earning assets for the comparable quarter of 2010. Moreover, the increased concentration of higher yielding leases and tax liens relative to all other loan types within the total loan portfolio has also contributed to the improved margin.
The Company’s first quarter net interest margin of 3.10% has almost recovered to the level recorded in 2008 of 3.15%. The first quarter net interest margin has resulted in an improvement of 83 basis points in the net interest margin since the recent low of 2.32% recorded in the second quarter of 2009. The improvement in the margin has been attributable to the Company’s re-pricing of maturing certificates of deposits and the run off of maturing brokered CDs and FHLB advances during the past two years, which has more than offset the continued decline in yields of interest earning assets.
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

	For the three months ended			For the three months ended
	March 31, 2011			March 31, 2010
	Average			Average
(In thousands, except percentages)	Balance	Interest	Yield	Balance	Interest	Yield

Cash equivalents	$28,120	$21	0.30%	$53,698	$35	0.26%
Investments securities	306,881	2,459	3.25%	438,386	4,469	4.13%
Loans	521,643	8,094	6.29%	677,658	11,119	6.65%

Total interest earning assets	856,644	10,574	5.01%	1,169,742	15,623	5.42%

Non-earning assets	94,676			90,252

Total average assets	$951,320			$1,259,994

Interest-bearing deposits
NOW and money markets	$215,324	515	0.97%	$213,018	562	1.07%
Savings	15,780	22	0.55%	15,410	22	0.58%
Time deposits	376,735	2,188	2.36%	562,561	4,423	3.19%

Total interest bearing deposits	607,839	2,725	1.82%	790,989	5,007	2.57%

Borrowings	180,121	1,294	2.91%	279,044	2,582	3.75%

Total interest bearing liabilities	787,960	4,019	2.07%	1,070,033	7,589	2.88%

Non-interest bearing deposits	56,897			63,421
Other liabilities	22,218			20,868
Shareholders’ equity	84,245			105,672

Total average liabilities and equity	$951,320			$1,259,994

Net interest margin		$6,555	3.10%		$8,034	2.79%

Rate Volume Analysis
The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three month period ended March 31, 2011, as compared to the respective period in 2010, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2011 vs. 2010
	Increase (decrease)
(In thousands)	Volume	Rate	Total

Interest income
Interest-bearing deposits	$(22)	$8	$(14)
Federal funds sold	—	—	—

Total short term earning assets	$(22)	$8	$(14)

Investments securities
Available for sale	(1,059)	(951)	(2,010)

Total investments	$(1,059)	$(951)	$(2,010)

Loans
Commercial demand loans	$(943)	$(358)	$(1,301)
Commercial mortgages	(830)	(198)	(1,028)
Residential and home equity	(19)	(22)	(41)
Leases receivables	(5)	(8)	(13)
Tax certificates	(124)	(224)	(348)
Other loans	(11)	3	(8)
Loan fees	(286)	—	(286)

Total loans	$(2,218)	$(807)	$(3,025)

Total decrease in interest income	$(3,299)	$(1,750)	$(5,049)

Interest expense
Deposits
NOW and money market	$6	$(53)	$(47)
Savings	1	(1)	—
Time deposits	(1,249)	(986)	(2,235)

Total deposits	$(1,242)	$(1,040)	$(2,282)
Trust preferred	—	3	3
Borrowings	(811)	(480)	(1,291)

Total decrease in interest expense	$(2,053)	$(1,517)	$(3,570)

Total decrease in net interest income	$(1,246)	$(233)	$(1,479)

Credit Risk Management
The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance” or “ALLL”) to absorb possible losses in the loan and lease portfolio. The ALLL is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”). The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The

Company’s systematic methodology for assessing the appropriateness of the ALLL includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.
The loan portfolio is stratified into loan segments that have similar risk characteristics. The general ALLL is based upon historical loss rates using a three-year rolling average of the historical loss experienced within each loan segment. The qualitative factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, and (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a report accompanying the allowance calculation.
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
The ALLL calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) on at least a quarterly basis. The provision for loan and lease losses was $2.1 million in the first quarter of 2011 compared to $1.9 million in the comparable quarter of 2010. The 2011 provision is directly related to specific reserves on three impaired lending relationships.
The ALLL increased $1.9 million from $21.1 million at December 31, 2010 to $23.0 million at March 31, 2011. The increase was primarily attributable to a $2.6 million increase in specific reserves on impaired loans. Impaired loans increased $600,000 during the first quarter of 2011. The ALLL was 4.97% of total loans and leases at March 31, 2011 compared to 4.25% at December 31, 2010.
Management believes that the ALLL at March 31, 2011 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.
Changes in the ALLL were as follows:

	For the three
	months ended	For the year ended
(In thousands)	March 31, 2011	December 31, 2010

Balance at beginning period	$21,129	$30,331

Charge-offs
Commercial and industrial	—	(5,930)
Construction and land development	—	(13,413)
Real Estate — residential	—	(731)
Real Estate — residential — mezzanine	—	(2,480)
Real Estate — non-residential	—	(7,352)
Real estate — multi-family	—	(787)
Leases	(176)	(972)
Tax certificates	(1)	(49)

Total charge-offs	(177)	(31,714)

Recoveries
Commercial and industrial	1	81
Construction and land development	—	116
Real Estate — residential	1	313
Real Estate — non-residential	—	684
Real Estate — multi-family	9	18
Leases	—	51
Other	1	37

Total recoveries	12	1,300

Net charge offs	(165)	(30,414)

Provision for loan and lease losses	2,084	22,140

Allowance related to disposed assets	—	(928)

Balance at the end of period	$23,048	$21,129

An analysis of the ALLL by loan type is set forth below:

	March 31, 2011		December 31, 2010
		Percent of		Percent of
		outstanding		outstanding
		loans in each		loans in each
	Allowance	category to	Allowance	category to
(In thousands, except percentages)	amount	total loans	amount	total loans

Commercial and industrial	$3,584	12.3%	$3,797	14.9%
Construction	2,682	6.0%	1,117	5.8%
Land Development	2,803	9.9%	2,859	10.2%
Real Estate — residential	1,084	6.3%	1,106	5.9%
Real Estate — non-residential	9,324	40.7%	9,534	39.0%
Real Estate — multi-family	648	2.2%	652	2.1%
Tax certificates	490	14.2%	380	14.2%
Lease financing	1,692	8.3%	1,670	7.8%
Consumer	16	0.1%	12	0.2%
Unallocated	725	—	2	0.0%

Total ALLL	$23,048	100.0%	$21,129	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	March 31,	December 31,
(Amounts in thousands)	2011	2010
Non-accrual LHFI (1)	$43,517	$43,162
Non-accrual LHFS	21,582	22,643
Other real estate owned	30,681	29,244

Total nonperforming assets	$95,780	$95,049

Nonperforming assets to total assets	10.31%	9.69%

Total non-accural loans to Total loans	13.26%	12.50%

ALLL to non-accrual LHFI	52.96%	48.95%

ALLL to Total LHFI	4.97%	4.25%

ALLL	$23,048	$21,129
Total LHFI	$463,853	$496,854
Total loans	$490,941	$526,475
Total assets	$929,374	$980,626

(1)	Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	March 31, 2011		December 31, 2010
	Loan	Specific	Loan	Specific
(In thousands)	balance	reserves	balance	reserves

Non-accrual loans held for investment

Construction	$17,578	$1,990	$12,472	$—
Land development	3,127	—	7,286	—
Real Estate-non-residential	9,863	1,303	10,060	1,363
Commercial & industrial	5,535	495	5,958	—
Residential real estate	2,538	72	2,399	74
Multi-family	2,415	245	2,453	245
Leasing	671	183	732	194
Tax certificates	1,790	178	1,802	31

Total non-accrual LHFI	$43,517	$4,466	$43,162	$1,907

Non-accrual loans held for sale

Construction	$8,373	—	$8,373	—
Land development	5,347	—	4,998	—
Real Estate-non-residential	6,739	—	8,638	—
Residential real estate	1,072	—	634	—
Multi-family	51	—	—	—

Total non-accrual LHFS	$21,582	—	$22,643	—

Total non-accrual loans	$65,099	$4,466	$65,805	$1,907

Non-accrual loan activity for the first quarter of 2011 is set forth below:

		1st Quarter Actvity
			Payments and
	Balance at		other		Transfer to	Balance at
(In thousands)	December 31, 2010	Additions	decreases	Charge-offs	OREO	March 31, 2011

Loans held for investment

Construction	$12,472	$5,268	$(162)	$—	$—	$17,578
Land development	7,286	—	(4,159)	—	—	3,127
Real Estate-non-residential	10,060	—	(197)	—	—	9,863
Commercial & industrial	5,958	656	(1,079)	—	—	5,535
Residential real estate	2,399	350	(211)	—	—	2,538
Multi-family	2,453	—	(38)	—	—	2,415
Leasing	732	115	—	(176)	—	671
Tax certificates	1,802	1	(12)	(1)	—	1,790

Total non-accrual LHFI	$43,162	$6,390	$(5,858)	$(177)	$—	$43,517

Loans held for sale

Construction	$8,373	$—	$—	$—	$—	$8,373
Land development	4,998	400	(51)	—	—	5,347
Real Estate-non-residential	8,638	686	(4)	—	(2,581)	6,739
Residential real estate	634	438	—	—	—	1,072
Multi-family	—	51	—	—	—	51

Total non-accrual LHFS	$22,643	$1,575	$(55)	$—	$(2,581)	$21,582

Total non-accrual loans	$65,805	$7,965	$(5,913)	$(177)	$(2,581)	$65,099

There was one significant addition to non-accrual loans during the first quarter of 2011:
•	A $5.3 million participation in a $249.0 million loan to build a 250 unit condo hotel plus 18 condo units operated by a third-party hotel chain on the gulf coast of Florida became non-accrual in the first quarter of 2011. The construction has been completed and the property is generating income and is currently being managed primarily as a hotel rather than a condo hotel. Income levels, however, are currently insufficient to pay down the debt because the individual units have been equipped with amenities and furnishings found in a condo hotel (similar to a timeshare) but not normally included in hotel rooms. In addition the guarantors do not have sufficient financial standing to support the existing debt level. A current appraisal indicated impairment in accordance with ASC Topic 310; therefore, the Company established a specific reserve of $690,000 for this loan.
Total non-accrual loans at March 31, 2011 were $65.1 million and were comprised of $43.5 million in LHFI and $21.6 million in LHFS. Total non-accrual loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS. The $700,000 decrease was the result of a $5.9 million reduction in existing non-accrual loan balances through payments, a $2.6 million LHFS transferred to OREO and $177,000 in charge-offs partially offset by addition of $8.0 million. The Company does not accrue interest income on non-accrual loans. If interest had been accrued, such income would have been approximately $1.5 million for the three months ended March 31, 2011. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis. The Company had one troubled debt restructuring classified as a multi-family real estate non-accrual loan in the amount of $1.8 million and no loans past due 90 days or more and still accruing.

The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(In thousands)	2011	2010

Impaired loans with a valuation allowance	$22,204	$9,620
Impaired loans without a valuation allowance	20,799	32,805

Total impaired loans	$43,003	$42,425

Valuation allowance related to impaired loans	$4,466	$1,907

	March 31,
(In thousands)	2011	2010

Average investment in impaired loans	$42,714	$78,670
Interest income recognized on impaired loans	$—	$2
The $2.6 million increase in specific reserves was related to $700,000 impairment on a new non-accrual loan for the first quarter of 2011 and $1.9 million in additional impairment on three existing non-accrual loans based on new appraisals or changes in expected cash flows.
Other Real Estate Owned
Other real estate owned (“OREO”) increased $1.5 million from $29.2 million at December 31, 2010 to $30.7 million at March 31, 2011. Set forth below is a table which details the changes in OREO from December 31, 2010 to March 31, 2011.

2011
(In thousands)	First Quarter

Beginning balance	$29,244
Net proceeds from sales	(1,594)
Net gain on sales	394
Assets acquired on non-accrual loans	3,030
Impairment charge	(393)

Ending balance	$30,681

During the first quarter of 2011, the Company sold portions of collateral related to two loans. The Company received net proceeds of $620,000 and recorded a net loss of $43,000. As a result of the sales of three single family homes related to one loan, the Company recorded an impairment charge of $100,000 on the remaining collateral. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio. The Company received proceeds of $974,000 and recorded gains of $437,000 as a result of these sales. During the first quarter of 2011, the Company entered into sales agreements on two properties and recorded impairment charges of $293,000 based on the expected net proceeds. The Company acquired the collateral for one loan held for sale and transferred the fair value of $2.6 million to OREO in the first quarter of 2011. In addition the Company acquired the collateral related to the tax lien portfolio and transferred $540,000 to OREO.

Credit Classification Process
The loan review function is outsourced to a third party vendor which applies the Company’s loan rating system to specific credits. The Company uses a nine point grading risk classification system commonly used in the financial services industry. The first four classifications are rated Pass. The riskier classifications include Watch, Special Mention, Substandard, Doubtful and Loss. Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Loan Review Committee for discussion. Minutes outlining in detail the Committee’s findings and recommendations are issued after each meeting for follow-up by individual loan officers. The Committee is comprised of the voting members of the Officers’ Loan Committee. The Chief Credit Officer (“CCO”) is the primary bank officer dealing with the third party vendor during the reviews.
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
Potential Problem Loans
Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $9.7 million and $20.5 million at March 31, 2011 and December 31, 2010, respectively.
Other Income
Other income for the first quarter of 2011 was $1.4 million compared to $1.3 million for the comparable quarter of 2010 resulting in an increase of $59,000, or 4.5%. The year over year improvement in other income was mainly attributable to a $176,000 reduction of OTTI charges recorded on AFS investment securities when comparing the periods, increased gains of $237,000 on the sale of other real estate owned, and an increase of $228,000 in other income. During the first quarter of 2010 impairment losses of $176,000 were recorded for investment securities, while there was no impairment recorded in the comparable quarter of 2011. Refer to “Note 4 — Investment Securities” to the Consolidated Financial Statements for more information on the impairment charges. The increase in other income during the first quarter of 2011 as compared to the prior year’s comparable quarter was comprised of a $250,000 gain related to a partial recovery of a fully impaired real estate joint venture coupled with increased rental income mainly associated with two relatively new OREO properties. The improved results in the first quarter of 2011 for other income was mostly offset by a decline of $492,000 on the sale of loans and leases, a decline of $147,000 in income related to real estate owned via equity investment due to a slowdown in units sold for the real estate partnership project and a reduction in gains on the sale of investment securities ($8,000 in 2011 versus $167,000 in 2010). Gains on the sale of loans declined primarily due to gains on the sale of a commercial real estate loan and SBA loans within Royal Asian during the first quarter of 2010 without any material gains being recorded in the first quarter of 2011.
Other Expense
Non-interest expense for the first quarter of 2011 amounted to $7.0 million resulting in a decrease of $1.1 million, or 13.5%, from the comparable quarter of 2010. The reduction was partly attributable to salaries and benefits expense of $2.7 million and occupancy and equipment expense of $605,000 in the first quarter of 2011, which declined $307,000 and $194,000, respectively, relative to the first quarter of 2010 primarily due to the sale of Royal Asian. Also contributing to the year over year decline in spending, were reduced impairment charges of $409,000 for OREO properties, a $339,000 decrease in FDIC Insurance and Pennsylvania Department of Banking assessments, and reduced expenses of $77,000 related to real estate owned via equity investments. The decrease in FDIC Insurance and Pennsylvania Department of Banking assessments was primarily related to a lower assessment for the FDIC expense for Royal Bank due to the reduction in deposits, primarily brokered CDs, during the past year. In addition, the sale of Royal Asian contributed to the reduction. Partially offsetting the improved spending results were increases in professional and legal fees and stock option expense. Professional and legal fees, which amounted to $1.1 million in the first quarter of 2011 and represented an increase of $268,000, or 33.4%, were mainly associated with problem loans. Legal fees related to the appeal of the FDIC tax lien revenue recognition matter also contributed to the increase. The $95,000 increase in stock option expense during the first quarter of 2011 was attributed to forfeitures of restricted stock grants that occurred in the first quarter of 2010. Other operating expense, which amounted to $620,000 during the first quarter of 2011 and was essentially flat year over year, is comprised of data processing, advertising, printing and supplies, travel and entertainment, postage, telephone, dues and subscriptions and miscellaneous expense.
Income Tax Expense
Total income tax expense for the first quarter of 2011 and the comparable quarter of 2010 was $0. The Company did not record a tax benefit despite the net loss in the first quarter of 2011 since it concluded at December 31, 2010 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009 and 2010, the Company established additional valuation allowances of $10.2 million and $7.7 million, respectively, which was the result of the net operating losses for each year and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at March 31, 2011, totaled $33.5 million. The effective tax rate for the first quarters of both 2011 and 2010 was 0%.
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

	Three months ended March 31, 2011
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$791,462	$94,244	$6,006	$37,662	$929,374

Total deposits	$645,069	$—	$—	$—	$645,069

Interest income	$7,308	$2,389	$—	$878	$10,574
Interest expense	2,948	777	—	295	4,019

Net interest income	$4,360	$1,612	$—	$583	$6,555
Provision for loan and lease losses	1,774	111	—	199	2,084
Total other income	780	454	—	130	1,364
Total other expenses	6,250	339	48	332	6,969
Income tax (benefit) expense	(795)	634	—	161	—

Net (loss) income	$(2,089)	$982	$(48)	$21	$(1,134)

Noncontrolling interest	$—	$393	$(24)	$8	$377

Net (loss) income attributable to Royal Bancshares	$(2,089)	$589	$(24)	$13	$(1,511)

	Three months ended March 31, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated

Total assets	$1,073,479	$100,731	$8,183	$39,549	$1,221,942

Total deposits	$826,227	$—	$—	$—	$826,227

Interest income	$11,932	$2,764	$—	$927	$15,623
Interest expense	6,371	915	14	303	7,603

Net interest income (loss)	$5,561	$1,848	$(14)	$624	$8,020
Provision for loan and lease losses	1,678	50	—	175	1,903
Total other income	1,072	70	93	70	1,305
Total other expenses (income)	7,440	486	170	(43)	8,053
Income tax (benefit) expense	(752)	564	(32)	220	—

Net (loss) income	$(1,732)	$818	$(59)	$342	$(631)

Noncontrolling interest	$23	$327	$(45)	$137	$442

Net (loss) income attributable to Royal Bancshares	$(1,755)	$491	$(14)	$205	$(1,073)

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
Service Area: Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and New Jersey. This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area. Royal Bank serves this area from fifteen branches located throughout Montgomery, Philadelphia and Berks counties and New Jersey. Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services. In the past, Royal Bank had frequently conducted business with clients located outside of its service area. Royal Bank has loans in twenty-five states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania.
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
Employees: Royal Bank employed approximately 154 people on a full-time equivalent basis as of March 31, 2011.
Deposits: At March 31, 2011, total deposits of Royal Bank were distributed among demand deposits (9%), money market deposit, savings and Super Now accounts (35%) and time deposits (56%). At March 31, 2011, deposits of $648.0 million decreased $49.3 million, or 7.1%, from $697.3 million at year end 2010, primarily due to a $40.6 million decrease in time deposits along with a $10.4 million decrease in money market deposit, savings and Super Now accounts, and a $1.7 million increase in demand deposits. The decrease in time deposits was mainly due to the maturity of $33.5 million in brokered deposits. Included in Royal Bank’s deposits are approximately $2.9 million of intercompany deposits that are eliminated through consolidation.
Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size as well as profit and capital structure objectives.
Lending: At March 31, 2011, Royal Bank, including its subsidiaries, had a total net loan portfolio (excluding loans held for sale) of $440.4 million, representing 48% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, small business leases and installment loans. At March 31, 2011, loans decreased $35.3 million from year end 2010 due to pay downs, payoffs and transfers to OREO which were partially offset by new originations.
Business results: Total assets of Royal Bank were $921.3 million at March 31, 2011 compared to $973.1 million at year end 2010. Royal Bank recorded a loss of $1.4 million for the first quarter of 2011 compared to net income of $195,000 for the comparable quarter of 2010. Total interest income of Royal Bank for the quarter ended March 31, 2011 was $10.6 million compared to $14.4 million for the quarter ended March 31, 2010, a decrease of 26.4%. The decline in interest income was attributed to lower yields on interest earning assets, primarily investments and loans, coupled with a reduced level of interest earning assets. Interest expense was $4.0 million for the quarter ended March 31, 2011, compared to $7.2 million for the quarter ended March 31, 2010, a decrease of 44.4% due to the run off of higher costing brokered CDs and FHLB advances and the favorable re-pricing of maturing retail CDs. The $1.6 million quarterly decline year over year was mainly attributable to an increase of $1.2 million in the provision for loan and lease losses and a reduction of $637,000 in net interest income. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries. The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.
Royal Asian Bank
Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. The Company completed the sale of Royal Asian on December 30, 2010 to an investor group led by Royal Asian’s President and CEO through the purchase of all of the outstanding common stock of Royal Asian owned by the Company. Royal Asian provided banking products and services to businesses and consumers in the Korean-American communities of Southeastern Pennsylvania, Northern New Jersey and Flushing, New York. Royal Asian’s results of operations are included in the segment table for March 31, 2010. Royal Asian assets of $97.7 million and deposits of $84.6 million were included in “Community Banking” in the segment table for the three months ended March 31, 2010. Royal Asian’s net loss for the first quarter of 2010 was $995,000.
Royal Investments of Delaware
On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.
Business results: Total interest income of RID for the quarter ended March 31, 2011, of $165,000 declined 21% from $210,000 for the quarter ended March 31, 2010. For the three months ended March 31, 2011, RID reported net income of $160,000, compared to a net loss of $21,000 for the three months ended March 31, 2010. The quarter versus quarter improvement was largely related to a $164,000 decrease other operating expenses and a $63,000 decrease in investment impairment charges ($0 in 2011 compared to $63,000 in 2010). At March 31, 2011 total assets of RID were $29.4 million, of which $642,000 was held in cash and cash equivalents and $6.0 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC. Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W. At March 31, 2011 no loans were outstanding.
Royal Preferred LLC
On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America. At March 31, 2011, Royal Preferred LLC had total assets of approximately $21 million.
Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at March 31, 2011 amounted to 2.46%.
On August 13, 2009, the Company’s board of directors has determined to suspend interest payments on the trust preferred securities. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance. The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of March 31, 2011 the trust preferred interest payment in arrears was $1.3 million and has been recorded in interest expense and accrued interest payable.
Tax Lien Operations
Crusader Servicing Corporation
The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC. At March 31, 2011, total assets of CSC were $10.7 million. Included in total assets is $1.8 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama. In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI. In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount. As a result of the recent deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired by approximately $2.5 million. During 2009, the loan was impaired by an additional $500,000. CSC charged-off $3.0 million related to this loan in 2009. There was no impairment during 2010. During the first quarter of 2011, the loan was impaired by an additional $178,000 as a result of updated valuations. The outstanding SMI loan balance was $1.8 million at March 31, 2011 compared to $1.8 million at December 31, 2010.
Business results: Net interest income of CSC for the quarter ended March 31, 2011 amounted to $100,000, a decrease of $71,000, or 42%, from the comparable quarter of 2010. Net income for CSC for the three months ended March 31, 2011, was $173,000 compared to a net loss of $19,000 for the comparable period of 2010. The $192,000 quarter versus quarter improvement was primarily related to a $337,000 increase in gains on the sale of other real estate owned which was partially offset by a $107,000 decrease in operating expenses. At March 31, 2011, total assets of CSC were $10.7 million, of which $10.2 million was held in net tax liens. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W. At March 31, 2011, the amount due Royal Bank from CSC was $8.5 million.
Royal Tax Lien Services, LLC
On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Legal headquarters are 732 Montgomery Avenue, Narberth, Pennsylvania. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute. During the fourth quarter of 2010, the President of RTL resigned from his position with the company. He presently retains his equity interest in the company and continues on the board of managers of RTL. The duties of the President of RTL were assumed by another officer of the Company.

Business results: Net interest income of RTL of $1.6 million for the quarter ended March 31, 2011, decreased $100,000 or 6%, for the comparable quarter of 2010 largely due to a decrease of $116,000 in penalty income year-over-year associated with a decrease in tax liens. Net income for RTL of $808,000 for the quarter ended March 31, 2011 decreased $30,000, or 4%, from the comparable quarter of 2010 due to the decrease in net interest income mentioned above. At March 31, 2011, total assets of RTL were $83.5 million, of which the majority was held in tax liens as compared to total assets at December 31, 2010 of $89.1 million, of which the majority was held in tax liens.
Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W. At March 31, 2011, the amount due Royal Bank from RTL was $75.6 million.
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
Business results: At March 31, 2011 and December 31, 2010, total assets of RIA prior to consolidation under ASC Topic 810 were $4.0 million. For the quarter ended March 31, 2011, RIA had a net loss of $13,000 compared to net income of $13,000 for the comparable period of 2010. Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2011, there were no outstanding loans from Royal Bank to RIA.
Leasing Segment
Royal Bank America Leasing, LP
On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first three months of 2011 and 2010, neither sales nor purchases of lease portfolios were material.
Business results: At March 31, 2011, total assets of Royal Leasing were $37.7 million, including $37.3 million in net leases, as compared to $38.0 million in assets at December 31, 2010. During the quarter ended March 31, 2010, Royal Leasing had net interest income of $583,000, a decrease of $42,000, or 7%, from the comparable period of 2010; provision for lease losses of $199,000 versus $175,000 in the comparable quarter of 2010; non-interest income of $130,000 as compared to $70,000 in the first quarter of 2010; and a increase of $145,000 in non-interest expense quarter over quarter. Net income for the quarter ended March 31, 2011 was $251,000, a decrease of $91,000, or 27%, from $342,000 for the three months ended March 31, 2010.
Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2011, the amount due Royal Bank from RBA Leasing was $36.2 million.
FINANCIAL CONDITION

Consolidated Assets
Total consolidated assets at March 31, 2011 were $929.4 million, a decrease of $51.3 million, or 5.2%, from December 31, 2010. This decrease was mainly attributed to a reduction of $11.8 million, or 3.7%, in AFS investments due primarily to the sales of investment securities; a $34.9 million, or 7.3%, decrease in net loans and leases related to pay downs, payoffs and transfers to OREO; and a $2.5 million, or 8.6%, decrease in loans held for sale.
Cash and Cash Equivalents
Total cash and cash equivalents of $52.1 million at March 31, 2011 increased $413,000, or 0.8%, from $51.7 million at December 31, 2010. These balances remain at a higher than historical level due to the expected pay off of additional maturing brokered CDs in the second quarter of 2011 and the decline in loans during the first quarter of 2011.
Investment Securities
Total investment securities of $305.3 million at March 31, 2011, declined $11.8 million, or 3.7%, from the level at December 31, 2010. The decrease was primarily due to the sale of eight U. S. government agency CMO bonds that had significant extension risk in a rising rate environment. The sale of these investments was partially offset by the replacement of U. S. government agency CMOs with reduced extension risk. FHLB stock was $9.9 million at March 31, 2011 and $10.4 million at December 31, 2010.
The AFS portfolio had gross unrealized losses of $1.9 million at March 31, 2011, which slightly increased from gross unrealized losses of $1.8 million at December 31, 2010. The increase in gross unrealized losses on U.S. government agencies securities and corporate bonds were slightly offset by decreases in gross unrealized losses on collateralized mortgage obligations and trust preferred securities. There was no OTTI impairment for any of the investments during the first quarter of 2011. During the first quarter of 2010 the Company recorded a $176,000 OTTI charge to earnings related to a private equity investment, a corporate bond and a trust preferred security. Management expects full collection of cash flows on the unimpaired investments within the AFS portfolio. The AFS portfolio had net unrealized gains of $4.2 million at March 31, 2011, which declined from net unrealized gains of $5.0 million at December 31, 2010. For the three months ended March 31, 2011, the decline in net unrealized gains was primarily associated with a decline of gross unrealized gains related to U. S. government agency collateralized mortgage obligations.
Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 15 — Comprehensive Income (Loss)” to the Consolidated Financial Statements. When a loss is deemed to be other than temporary but the Company does not intend to sell the security and it is not more likely than not that the Company will have to sell the security before recovery of its cost basis, the Company will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.
The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.
Loans and Leases
Total loans and leases of $463.9 million decreased $33.0 million, or 7.3%, from the level at December 31, 2010. The decline was attributed to balances being paid down and loan payoffs during the first quarter of 2011. Commercial and industrial loans declined $16.9 million, commercial real estate balances declined $5.4 million, tax liens declined $4.6 million and land development loans declined $4.5 million. The declines for all four loan categories were related to loan payoffs and pay downs. The Company has become more selective in approving construction loans as well as commercial real estate loans given the existing loan concentration coupled with the current extremely weak housing market and commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans and owner occupied commercial real estate.

The following table represents loan balances by type:

	March 31,	December 31,
(In thousands)	2011	2010

Commercial and industrial	$57,103	$74,027
Construction	27,637	29,044
Land Development	46,139	50,594
Real Estate — residential	29,101	29,299
Real Estate — non-residential	188,800	194,203
Real Estate — multi-family	10,168	10,277
Tax certificates	65,804	70,443
Leases	38,697	38,725
Other	909	793

Total gross loans and leases	$464,358	$497,405
Deferred fees, net	(505)	(551)

Total loans and leases	$463,853	$496,854

Deposits
Total deposits, which are the primary source of funds, have decreased $48.8 million, or 7.0%, to $645.1 million at March 31, 2011, from December 31, 2010. The decline in deposits was primarily associated with a $40.6 million, or 10.1%, decrease in certificates of deposit, primarily brokered CDs, which decreased $33.5 million as a result of the run off of brokered CDs that matured during the first quarter. Retail time deposits decreased $7.1 million, or 2.3%, from year end 2010. Now and money market accounts also declined during the past quarter by $10.5 million, or 4.7% while non-interest bearing demand deposits increased by $2.1 million, or 4.0%. The Company has not renewed $151.3 million in brokered CDs in the last 15 months as required under the regulatory Orders to reduce our reliance on non-core deposits.
The following table represents ending deposit balances by type:

	March 31,	December 31,
(In thousands)	2011	2010

Demand (non-interest bearing)	$54,985	$52,872
NOW	41,751	40,884
Money Markets	169,541	180,862
Savings	15,977	15,922
Time deposits (over $100)	103,013	105,788
Time deposits (under $100)	204,241	208,534
Brokered deposits	55,561	89,051

Total deposits	$645,069	$693,913

Borrowings
Total borrowings, which include short and long-term borrowings, amounted to $153.2 million at March 31, 2011, decreased $1.7 million, or 1.1%, from $154.9 million at December 31, 2010. This reduction is attributed to the monthly payments on the amortizing borrowings during the first quarter of 2011. Management has not incurred additional borrowings because of the FHLB 105% collateral delivery requirement applicable to Royal Bank, the

FHLB’s suspension of its cash dividend and the requirement under the regulatory orders to reduce the level of non-core funding. There are no further maturities of FHLB advances until March of 2012.
Shareholders’ Equity
Consolidated shareholders’ equity of $82.5 million decreased $1.6 million, or 1.9%, from $84.1 million at December 31, 2010. The decrease was comprised of a decline of $472,000 in other comprehensive loss related to a modest deterioration in the valuation of the investment portfolio during the first quarter of 2011 and an increase in the accumulated deficit of $1.6 million, which was predominantly related to the net loss recorded for the first quarter of 2011 which were partially offset by a $377,000 increase in noncontrolling interest.
CAPITAL ADEQUACY
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
Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2011, the Company and Royal Bank met all capital adequacy requirements to which they are subject.
On July 15, 2009, Royal Bank agreed to enter into a Consent Order with each of the Federal Deposit Insurance Corporation and the Commonwealth of Pennsylvania Department of Banking. As a result of these Orders, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders. As shown in the table below, Royal Bank met these requirements at March 31, 2011 and December 31, 2010.
In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis. Royal Bank’s current accrual method is in accordance with U.S. GAAP. Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010, December 31, 2010, and March 31, 2011 in accordance with U.S. GAAP. A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below. Royal Bank is in discussions with the FDIC to resolve the difference of opinion.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) At March 31, 2011	$88,038	14.25%	$49,428	8.00%	$61,785	10.00%
At December 31, 2010	$89,547	13.76%	$52,057	8.00%	$65,071	10.00%
Tier I capital (to risk-weighted assets) At March 31, 2011	$80,126	12.97%	$24,714	4.00%	$37,071	6.00%
At December 31, 2010	$81,253	12.49%	$26,029	4.00%	$39,043	6.00%
Tier I Capital (to average assets, leverage) At March 31, 2011	$80,126	8.65%	$37,056	4.00%	$46,320	5.00%
At December 31, 2010	$81,253	8.03%	$40,493	4.00%	$50,616	5.00%
The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the three
	months ended	For the year ended
(In thousands)	March 31, 2011	December 31, 2010

RAP net loss	$(9,600)	$(30,011)
Tax lien adjustment, net of noncontrolling interest	8,202	8,126

U.S. GAAP net loss	$(1,398)	$(21,885)

	At March 31, 2011		At December 31, 2010
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	14.25%	16.13%	13.76%	15.54%
Tier I capital (to risk-weighted assets)	12.97%	14.85%	12.49%	14.27%
Tier I capital (to average assets, leverage)	8.65%	9.98%	8.03%	9.24%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets) At March 31, 2011	$113,741	17.85%	$50,975	8.00%	N/A	N/A
At December 31, 2010	$115,227	17.21%	$53,570	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets) At March 31, 2011	$105,590	16.57%	$25,488	4.00%	N/A	N/A
At December 31, 2010	$106,699	15.93%	$26,785	4.00%	N/A	N/A
Tier I Capital (to average assets, leverage) At March 31, 2011	$105,590	11.08%	$38,136	4.00%	N/A	N/A
At December 31, 2010	$106,699	9.68%	$44,075	4.00%	N/A	N/A
The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2010 consistent with U.S. GAAP and the FR Y-9C instructions. In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the three
	months ended	For the year ended
(In thousands)	March 31, 2011	December 31, 2010

U.S. GAAP net loss	$(1,511)	$(24,093)
Tax lien adjustment, net of noncontrolling interest	(8,202)	(8,126)

RAP net loss	$(9,713)	$(32,219)

	At March 31, 2011		At December 31, 2010
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	17.85%	16.03%	17.21%	15.48%
Tier I capital (to risk-weighted assets)	16.57%	14.75%	15.93%	14.20%
Tier I capital (to average assets, leverage)	11.08%	9.78%	9.68%	8.56%
The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation. At March 31, 2011, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%. At March 31, 2011, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.
LIQUIDITY & INTEREST RATE SENSITIVITY
Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due. In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits. Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs. Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital. The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios. The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%. At March 31, 2011, the Company’s liquidity ratios were more than two times the policy minimums.
On August 13, 2009, the Company’s board of directors determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury. The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance. The board of directors also suspended interest payments on its $25.8 million of outstanding trust preferred securities. The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities. The decision to suspend the preferred cash dividend and the trust preferred interest payment better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of March 31, 2011 the trust preferred interest payment in arrears was $1.3 million and has been recorded in interest expense and accrued interest payable. As of March 31, 2011 the Series A Preferred stock dividend in arrears was $2.8 million and has not been recognized in the consolidated financial statements.
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

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2011:

	Days		1 to 5	Over 5	Non-rate
(In millions)	0 - 90	91 - 365	Years	Years	Sensitive	Total
Assets
Interest-bearing deposits in banks	$41.5	$—	$—	$—	$10.6	$52.1
Investment securities:
Available for sale	17.2	31.2	151.3	96.1	3.5	299.3
Loans:
Fixed rate	40.1	64.5	151.4	11.7	—	267.7
Variable rate	186.6	34.8	1.8	—	(23.0)	200.2

Total loans	226.7	99.3	153.2	11.7	(23.0)	467.9
Other assets	—	18.6	—	—	85.5	104.1

Total Assets	$285.4	$149.1	$304.5	$107.8	$76.6	$923.4

Liabilities & Capital
Deposits:
Non interest bearing deposits	$—	$—	$—	$—	$55.0	$55.0
Interest bearing deposits	24.9	74.6	127.8	—	—	227.3
Certificate of deposits	51.0	198.4	101.3	12.1	—	362.8

Total deposits	75.9	273.0	229.1	12.1	55.0	645.1
Borrowings (1)	53.6	34.9	50.5	40.0	—	179.0
Other liabilities	—	—	—	—	22.8	22.8
Capital	—	—	—	—	82.5	82.5

Total liabilities & capital	$129.5	$307.9	$279.6	$52.1	$160.3	$929.4

Net interest rate GAP	$155.9	$(158.8)	$24.9	$55.7	$(83.7)

Cumulative interest rate GAP	$155.9	$(2.9)	$22.0	$77.7

GAP to total assets	17%	-17%

GAP to total equity	189%	-192%

Cumulative GAP to total assets	17%	0%

Cumulative GAP to total equity	189%	-4%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings. Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors. At March 31, 2011, floating rate loans with floors and without floors were $101.8 million and $121.4 million, respectively.
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

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss”. Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders. The FDIC and the Department have approved the classified assets plan. No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs and specific reserves) and other real estate owned (“OREO”) from $149.6 million at June 30, 2009 to $109.1 million at March 31, 2011.

2.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders. The FDIC and the Department have approved the delinquency reduction plan. No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $9.7 million at March 31, 2011. Royal Bank’s non-accrual loans were $80.8 million at June 30, 2009. Total non-accrual loans at March 31, 2011 were $65.1 million and were comprised of $43.5 million in loans held for investment and $21.6 million in loans held for sale.

3.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders. The FDIC and the Department have approved the CRE concentration plan. Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale, from $289.1 million at June 30, 2009 to $204.7 million at March 31, 2011, which amounted to 200.9% of total capital and 218.2% of Tier 1 capital. At March 31, 2011, total construction/land loans (“CL loans”), which includes loans held for sale amounted to $87.7 million, or 86.1%, of total capital and 93.5% of Tier 1 capital. Based on capital levels calculated under U.S. GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under regulatory accounting principles (“RAP”), (see discussion under “Capital Adequacy”), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 232.5%, 255.4%, 99.6% and 109.4%. Under RAP, Royal Bank does not have a concentration in CL loans as defined in the Guidance.

4.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At March 31, 2011, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.25% and 8.65%, respectively.

5.	Liquidity and Funds Management

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders. The FDIC and the Department have approved the liquidity plan. At March 31, 2011, Royal Bank had $52.1 million in cash on hand and $97.3 million in unpledged agency securities. At March 31, 2011, the liquidity to deposits ratio was 32.4% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 24.7% compared to Royal Bank’s 10% target.

6.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders. The FDIC and the Department have approved the brokered deposit plan. Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered CDs; nor has Royal Bank issued new brokered CDs. Brokered CDs declined $171.3 million from $226.9 million at June 30, 2009 to $55.6 million at March 31, 2011. Borrowings declined $130.7 million from $283.9 million at June 30, 2009 to $153.2 million at March 31, 2011.
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
The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report. In April 2011, with respect to the capital plan submissions by the Company to the Reserve Bank, the Reserve Bank has advised the Company that it will not approve a capital plan until such time as the Company is able to successfully raise additional capital and/or substantially reduce its risk profile, or is able to offer credible assurances that the Company will be able to raise capital or reduce its risk profile.
Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the Orders and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the Orders and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending; however, our ability to expand into potentially attractive commercial real estate or construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the Orders. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the Orders and the Federal Reserve Agreement. At March 31, 2011, the Company and Royal Bank met all capital adequacy requirements to which it is subject.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.
ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and

Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2011.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”). CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. As previously discussed in the Company’s form 10-K for the year ended December 31, 2008, on March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”). The subpoena sought certain documents and information relating to an ongoing investigation being conducted by the DOJ. It is possible that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputational risk due to negative publicity. However, Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are subjects of the investigation. Royal Bank, CSC and RTL are cooperating in the investigation.
Item 1A. Risk Factors.
There have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million on the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock that it previously issued to the United States Treasury under the TARP Capital Purchase Program. As of March 31, 2011, the Series A Preferred stock dividend in arrears was $2.8 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.
Item 4. (Removed and Reserved).

Item 5. Other Information.
None
Item 6. Exhibits.
     (a)
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)

31.1	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 13, 2011.

31.2	Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 13, 2011.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 13, 2011.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 13, 2011.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ROYAL BANCSHARES OF PENNSYLVANIA, INC
(Registrant)
Dated: May 13, 2011

/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial and Accounting Officer