Form 10-Q
period 2011-06-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2011-08-11
CIK 922487

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:          June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No. ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at July 31, 2011
$2.00 par value	11,361,580

Class B Common Stock	Outstanding at July 31, 2011
$0.10 par value	2,081,371

PART I – FINANCIAL STATEMENTS
Item 1.     Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS	(In thousands, except share data)
Cash and due from banks	$14,064	$26,811
Interest bearing deposits	40,742	24,922
Total cash and cash equivalents	54,806	51,733

Investment securities available-for-sale ("AFS”)	318,689	317,155
Federal Home Loan Bank ("FHLB") stock	9,390	10,405

Loans and leases held for sale	24,359	29,621

Loans and leases	437,983	496,854
Less allowance for loan and lease losses	19,614	21,129
Net loans and leases	418,369	475,725
Bank owned life insurance	8,827	8,642
Real estate owned via equity investment	3,381	6,794
Accrued interest receivable	16,277	16,864
Other real estate owned ("OREO"), net	25,448	29,244
Premises and equipment, net	5,572	5,735
Other assets	24,566	28,708
Total assets	$909,684	$980,626
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$53,800	$52,872
Interest bearing	575,161	641,041
Total deposits	628,961	693,913
Short-term borrowings	22,000	22,000
Long-term borrowings	129,503	132,949
Subordinated debentures	25,774	25,774
Accrued interest payable	5,488	3,983
Other liabilities	18,814	17,914
Total liabilities	830,540	896,533
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized,
30,407 shares issued and outstanding at June 30, 2011 and December 31, 2010	28,633	28,395
Class A common stock, par value $2.00 per share, authorized 18,000,000 shares; issued,
11,361,580 and 11,355,466 at June 30, 2011 and December 31, 2010, respectively	22,723	22,711
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued,
2,081,371 and 2,086,689 at June 30, 2011 and December 31, 2010, respectively	208	209
Additional paid in capital	126,198	126,152
Accumulated deficit	(97,731)	(91,746)
Accumulated other comprehensive income	1,975	1,942
Treasury stock - at cost, shares of Class A, 498,488 at June 30, 2011 and December 31, 2010	(6,971)	(6,971)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	75,035	80,692
Noncontrolling interest	4,109	3,401
Total equity	79,144	84,093
Total liabilities and shareholders’ equity	$909,684	$980,626

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - (unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income
Loans and leases, including fees	$7,347	$11,331	$15,441	$22,450
Investment securities available-for-sale	2,623	3,804	5,082	8,273
Deposits in banks	28	38	49	73
Federal funds sold	2	-	2	-
Total Interest Income	10,000	15,173	20,574	30,796
Interest expense
Deposits	2,549	4,472	5,274	9,479
Short-term borrowings	40	1,056	84	2,336
Long-term borrowings	1,251	1,306	2,501	2,608
Obligations related to real estate owned via equity investments	-	5	-	19
Total Interest Expense	3,840	6,839	7,859	14,442
Net Interest Income	6,160	8,334	12,715	16,354
Provision for loan and lease losses	3,056	4,290	5,140	6,193
Net Interest Income after Provision for Loan and Lease Losses	3,104	4,044	7,575	10,161

Other income
Service charges and fees	252	285	509	576
Income from bank owned life insurance	91	93	186	188
Income related to real estate owned via equity investments	495	583	545	780
Gains on sales of loans and leases	6	124	18	628
Income from real estate joint ventures	-	-	250	-
Net gains on sales of other real estate owned	900	174	1,294	331
Net gains on the sale of AFS investment securities	1,093	422	1,101	588
Other income	331	202	629	273
Total other-than-temporary impairment losses on investment securities	(502)	(165)	(502)	(341)
Portion of loss recognized in other comprehensive loss	121	-	121	-
Net impairment losses recognized in earnings	(381)	(165)	(381)	(341)
Total Other Income	2,787	1,718	4,151	3,023
Other expenses
Employee salaries and benefits	2,707	2,793	5,361	5,754
OREO impairment	2,747	960	3,140	1,762
Professional and legal fees	1,276	1,130	2,347	1,933
Occupancy and equipment	572	788	1,177	1,587
OREO and loan collection expenses	535	670	1,177	1,358
FDIC and state assessments	561	765	1,086	1,629
Pennsylvania shares tax	312	370	624	739
Impairment on loans held for sale	304	-	304	-
Directors' fees	92	98	168	179
Expenses related to real estate owned via equity investments	53	140	101	265
Stock option expense (benefit)	23	50	46	(22)
Impairment of real estate joint ventures	-	1,552	-	1,552
Other operating expenses	603	725	1,223	1,358
Total Other Expenses	9,785	10,041	16,754	18,094
Loss Before Taxes	(3,894)	(4,279)	(5,028)	(4,910)
Income taxes	-	-	-	-
Net Loss	$(3,894)	$(4,279)	$(5,028)	$(4,910)
Less net income attributable to noncontrolling interest	$331	$259	$708	$701
Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(4,225)	$(4,538)	$(5,736)	$(5,611)
Less Preferred stock Series A accumulated dividend and accretion	$499	$491	$997	$981
Net loss available to common shareholders	$(4,724)	$(5,029)	$(6,733)	$(6,592)
Per common share data
Net loss – basic and diluted	$(0.36)	$(0.38)	$(0.51)	$(0.50)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss
Six months ended June 30, 2011
(unaudited)

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2011	$28,395	11,355	$22,711	2,087	$209	$126,152	$(91,746)	$1,942	$(6,971)	$3,401	$84,093
Comprehensive loss
Net loss							(5,736)			708	(5,028)
Other comprehensive income, net of reclassifications and taxes								33			33
Total comprehensive loss											$(4,995)
Common stock conversion from Class B to Class A		6	12	(5)	(1)		(11)				-
Accretion of discount on preferred stock	238						(238)				-
Stock option expense						46					46
Balance June 30, 2011	$28,633	11,361	$22,723	2,082	$208	$126,198	$(97,731)	$1,975	$(6,971)	$4,109	$79,144

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss
Six months ended June 30, 2010
(unaudited)

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2010	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314
Comprehensive loss
Net loss							(5,611)			701	(4,910)
Other comprehensive income, net of reclassification and taxes								4,623			4,623
Total comprehensive loss											$(287)
Accretion of discount on preferred stock	222						(222)				-
Common stock conversion from Class B to Class A		3	6	(2)	-		(6)				-
Stock option benefit						(22)					(22)
Balance June 30, 2010	$28,167	11,355	$22,711	2,087	$209	$126,095	$(73,036)	$2,971	$(6,971)	$3,859	$104,005

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Six months ended June 30,

(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(5,736)	$(5,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	238	347
Stock compensation expense (benefit)	46	(22)
Provision for loan and lease losses	5,140	6,193
Impairment charge for other real estate owned	3,140	1,762
Net amortization of investment securities	1,354	1,257
Net accretion on loans	(151)	(285)
Net gains on sales of other real estate	(1,294)	(331)
Proceeds from sales of loans and leases	168	4,145
Gains on sales of loans and leases	(18)	(628)
Net gains on sales of investment securities	(1,101)	(596)
Distribution from investments in real estate	(100)	(110)
Gain from sale of premises of real estate owned via equity investment	(445)	(328)
Income from real estate joint ventures	(250)	-
Income from bank owned life insurance	(186)	(188)
Impairment of loans held for sale	304	-
Impairment of real estate joint ventures	-	1,552
Impairment of available-for-sale investment securities	381	341
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	587	(1,043)
Decrease in other assets	8,337	17,266
Increase in accrued interest payable	1,505	2,189
Increase in other liabilities	1,599	1,048
Net cash provided by operating activities	13,518	26,958
Cash flows from investing activities:
Proceeds from call/maturities of available-for-sale ("AFS") investment securities	29,571	58,231
Proceeds from sales of AFS investment securities	70,477	113,318
Purchase of AFS investment securities	(102,369)	(66,113)
Redemption of Federal Home Loan Bank stock	1,015	-
Net decrease in loans	52,875	27,262
Purchase of premises and equipment	(75)	(81)
Net proceeds from sale of premises of real estate owned via equity investments	6,090	3,498
Distribution from investments in real estate	100	110
Net decrease in real estate owned via equity investments	(5,645)	(3,170)
Proceeds from sales of foreclosed real estate	5,914	7,709
Net cash provided by investing activities	57,953	140,764
Cash flows from financing activities:
Increase (decrease) in demand and NOW accounts	3,245	(2,809)
Decrease in money market and savings accounts	(2,230)	(6,674)
Decrease in certificates of deposit	(65,967)	(80,445)
Repayments in short-term borrowings	-	(15,000)
Repayments of long-term borrowings	(3,446)	(3,336)
Repayment of mortgage debt of real estate owned via equity investments	-	(2,925)
Net cash used in financing activities	(68,398)	(111,189)
Net increase in cash and cash equivalents	3,073	56,533
Cash and cash equivalents at the beginning of the period	51,733	58,298
Cash and cash equivalents at the end of the period	$54,806	$114,831
Supplemental Disclosure
Interest paid	$6,354	$12,253
Transfers to other real estate owned	$4,499	$9,618

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.              Summary of Significant Accounting Policies

Basis of Financial Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and its three 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, and Royal Bank America Leasing, LP.  During the fourth quarter of 2010, the Company’s wholly-owned subsidiary, Royal Captive Insurance, was dissolved. On December 30, 2010, the Company completed the sale of all of the outstanding common stock of Royal Asian Bank (“Royal Asian”), a wholly-owned subsidiary, to an investor group.  Royal Asian recorded net income of $139,000 and a net loss of $856,000 for the three months and six months ended June 30, 2010, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which is intended to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  (“ASU 2010-20”) requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosure requirements as of December 31, 2010 are included in “Note 4 - Loans and Leases” and “Note 5 – Allowance for Loan and Lease Losses” to the Consolidated Financial Statements.  Disclosures about activity that occurs during a reporting period was effective in the interim reporting period ending March 31, 2011.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”) which is intended to amend guidance related to troubled debt restructurings (“TDRs”).  ASU 2011-02 provides additional guidance to assist creditors in concluding whether the restructuring has granted a concession to the borrower and that the borrower is experiencing financial difficulties.  ASU 2011-02 is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) which generally clarifies guidance in ASC Topic 820 “Fair Value Measurements and Disclosures”.  The amendments in ASU 2011-004 explain how to measure fair value and change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  For public entities, ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which amends ASC Topic 220 “Comprehensive Income”.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in ASU 2011-05.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  For public entities, ASU 2011-05 is effective for the first interim or annual period beginning after December 15, 2011.  The adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Royal Bank created a Regulatory Compliance Committee comprised of outside directors and management in the third quarter of 2009.  The purpose of the Committee is to monitor compliance with the Orders.  Royal Bank has submitted an internal assessment of senior management’s qualifications report to the FDIC and the Department.  Additionally Royal Bank has submitted plans for reducing classified assets, reducing delinquencies, reducing commercial real estate concentrations, liquidity and funds management, and reducing non-core deposits and whole-sale funding sources, and a compensation plan.  All plans submitted prior to 2011 have been approved by the FDIC and the Department where required.   Royal Bank has submitted on a timely basis all required plans for 2011 to the FDIC and the Department for their review.

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

The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report. In April 2011, with respect to the capital plan submissions by the Company to the Reserve Bank, the Reserve Bank advised the Company that it will not approve a capital plan until such time as the Company is able to successfully raise additional capital and/or substantially reduce its risk profile, or is able to offer credible assurances that the Company will be able to raise capital or reduce its risk profile.

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the Orders and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the Orders and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending; however, our ability to expand into construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the Orders and the Federal Reserve Agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the Orders and the Federal Reserve Agreement. At June 30, 2011, each of the Company and Royal Bank met all capital regulatory requirements to which it is subject.

Continued Losses

Over the past 14 quarters, the Company has recorded significant losses totaling $101.1 million ($5.7 million for the six months ended June 30, 2011, and $24.1 million, $33.2 million and $38.1 million for the years ended December 31, 2010, 2009 and 2008, respectively) which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, and the establishment of a deferred tax valuation allowance.  The year-over-year decrease in losses was mainly related to the reduction in other-than-temporary impairment (“OTTI”) on investment securities.   As a result of these losses, the Company has negative retained earnings of $97.7 million at June 30, 2011.  Also contributing to the negative retained earnings were the cash and stock dividends declared and paid in previous years.  In addition to reducing the total shareholders’ equity, the continued losses,  negative retained earnings, and required regulatory approval impact the Company’s ability to pay cash dividends to its shareholders now and in future years.

The deterioration of the real estate market over the past few years has significantly impacted the Company’s loan portfolio which has a high concentration of real estate secured loans.   Net loan charge-offs were $6.5 million and $6.7 million for the three and six months ended June 30, 2011, respectively, and $30.4 million, $19.2 million, and $12.2 million for the years ended 2010, 2009, and 2008, respectively.  The provision for loan and lease losses was $3.1 million and $5.1 million for the three and six months ended June 30, 2011, respectively, compared to $4.3 million and $6.2 million for the three and six months ended June 30, 2010, respectively.  The 2011 provision is directly related to $5.1 million in additional specific reserves that were charged-off during the second quarter of 2011. The level of charge-offs was the primary reason for the significant provision for loan and lease losses of $22.1 million, $20.6 million, and $21.8 million that were recorded in 2010, 2009, and 2008, respectively.  Non-performing loans held for investment (“LHFI”) totaled $45.3 million at June 30, 2011 compared to $43.2 million at December 31, 2010, $73.7 million at December 31, 2009 and $85.8 million at December 31, 2008.  Total non-performing loans at June 30, 2011 and December 31, 2010 were $62.7 million and $65.8 million, respectively, and include $17.4 million and $22.6 million in loans held for sale (“LHFS”), respectively.

For the three months and six months ended June 30, 2011, the Company recorded OTTI of $381,000 on the investment portfolio compared to $165,000 and $341,000 for the comparable 2010 periods, respectively.  OTTI charges totaled $479,000, $11.0 million, and $23.4 million in 2010, 2009, and 2008, respectively.   As evidenced by the significant reduction in impairment charges, the Company has reduced the credit risk within its investment portfolio.  This was accomplished by taking advantage of opportunities to sell investments that had potential credit risk for minimal losses as well as instituting new policy guidelines regarding types of investments, as well as limits on the amount of each type of investment.

The establishment of a deferred tax valuation allowance resulted in a $15.5 million non-cash charge to the consolidated statement of operations in 2008.  This was a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Subsequent additions to the allowance have resulted in a deferred tax valuation allowance of $33.5 million at June 30, 2011.

In addition to the losses mentioned above, the Company has experienced an increase in other operating expenses related to credit quality which includes OREO impairment charges, OREO and loan collection expenses, and legal expenses.  Impairment charges related to real estate owned via equity investments totaled $2.6 million, $0, and $1.5 million in 2010, 2009, and 2008 respectively.  There was no further impairment on real estate owned via equity investments in the first six months of 2011. Also included in other operating expenses are FDIC and state assessments which totaled $3.0 million, $3.8 million, and $658,000 in 2010, 2009, and 2008, respectively.  As a result of the reduction of deposits in 2010, largely related to the decline in brokered deposits, the FDIC assessment decreased in 2010. The FDIC assessment for the first six months of 2011 amounted to $1.0 million, which results in a decline year over year on an annualized basis.

Credit Quality

The Company’s success significantly depends on the growth in population, income levels, loans and deposits and on the continued stability in real estate values in our markets.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be adversely affected.  Adverse economic conditions in our specific market areas, specifically decreases in real estate property values due to the nature of our loan portfolio could reduce our growth rate, affect the ability of customers to repay their loans and generally affect our financial condition and results of operations.  Many industries have been impacted by the effects of the economic conditions over the past three years, with financial services, housing, and commercial real estate being hit particularly hard.  The Company’s loan and investment portfolios were directly affected.  The Company’s commercial real estate loans, including construction and land development loans, have seen a decline in the collateral values, and a reduction in the borrowers’ ability to meet the payment terms of their loans due to reduced cash flow.  Further declines in collateral values and borrowers’ liquidity with sustained unemployment at current levels may lead to increases in foreclosures, delinquencies and customer bankruptcies.  The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

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

The Company had non-performing loans of $62.7 million ($45.3 million in LHFI and $17.4 million in LHFS) at June 30, 2011.  Non-performing loans were $65.8 million ($43.2 million in LHFI and $22.6 million in LHFS), $73.7 million, and $85.8 million at December 31, 2010, 2009 and 2008, respectively.  The Company recorded $6.9 million and $7.1 million in charge-offs for the three and six months ended June 30, 2011, respectively, compared to $10.8 million and $14.5 million in charge-offs for the three and six months ended June 30, 2010.  Charge-offs recorded for the years ended 2010, 2009, and 2008 were $31.7 million, $19.8 million, and $12.3 million, respectively.  OREO balances were $25.4 million at June 30, 2011 and $29.2 million, $30.3 million, and $10.3 million at December 31, 2010, 2009, and 2008, respectively.

The Company signed a letter of intent in the first quarter of 2011 to sell a pool of $54.1 million of classified assets in a bulk sale, which was expected to close in the second quarter of 2011. The associated sale value, or fair market value, of the classified assets resulted in an additional loss of $14.2 million during the fourth quarter of 2010. The Company was unable to arrive at a mutually satisfactory purchase and sale agreement with the prospective purchaser and terminated negotiations. The Company has marketed these assets within the pool to individual buyers to facilitate the reduction of classified assets and improve the credit quality of the loan portfolio. Efforts through the six months ended June 30, 2011 have resulted in the sale of $4.8 million of assets originally within the pool.  The Company recorded a net gain of $898,000 on these sold assets.

In accordance with the Orders, Royal Bank has eliminated from the balance sheet via charge-off all assets classified as “Loss”. Royal Bank was successful in reducing classified assets, which includes LHFS and OREO, from $149.6 million at June 30, 2009 to $109.3 million at June 30, 2011. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $1.6 million at June 30, 2011. No material advances were made on any classified or delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. For the six months ended June 30, 2011 the Company recorded OTTI losses amounting to $381,000 on the investment portfolio compared to $341,000 for the six months ended June 30, 2010. Year-over-year OTTI losses have decreased from $23.4 million at December 31, 2008 to $11.0 million at December 31, 2009 to $479,000 at December 31, 2010.

Commercial Real Estate Concentrations

As mentioned previously the adverse economic conditions have primarily impacted the real estate secured loan portfolio.  Non-residential real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While the Company believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depend on the successful operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general.  The remaining loans in the portfolio are commercial or industrial loans, which are collateralized by various business assets the value of which may decline during adverse market and economic conditions.  Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the fair market value of the collateral, which may ultimately result in a loss.  It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise be expected to maintain as a result of the Bank’s commercial real estate loans, which may require the Company to obtain additional capital.

Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Our non-residential real estate and construction and land development loan portfolio held for investment was $256.3 million at June 30, 2011 comprising 58% of total loans compared to $284.1 million or 57% of total loans at December 31, 2010.  Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale from $289.1 million at June 30, 2009 to $197.4 million at June 30, 2011, which amounted to 202.7% of total capital and 220.1% of Tier 1 capital. At June 30, 2011, total construction/land loans (“CL loans”) including loans held for sale amounted to $81.0 million, or 83.2%, of total capital and 90.3% of Tier 1 capital. Based on capital levels calculated under U.S. GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending Sound Risk Management Practices” issued in December 2006 (“Guidance”). Based on capital levels calculated under regulatory accounting principles (“RAP”) (see discussion under “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 235.9%, 259.0%, 96.8% and 106.3%. Under RAP, Royal Bank does not have a concentration in CL loans as defined in the Guidance.  Included in the figures above are loans held for sale as of June 30, 2011.

Balance Sheet Reduction (Deleveraging)

During the past 24 months, Royal Bank has continued to record losses in earnings, which have negatively impacted its capital ratios. The Company implemented a strategy to mitigate this impact to the capital ratios through the reduction of the assets (deleveraging). The balance sheet deleveraging was accomplished primarily through the run off of maturing brokered certificates of deposit (“CDs”) and FHLB borrowings as required under the Orders by reducing the balances of cash, investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued loss of income by maintaining that level of capital as a percentage of the remaining reduced level of assets in order to achieve capital ratios at required regulatory levels. The Company recognizes that deleveraging will also potentially have a negative impact on future earnings, but will provide a short-term benefit to capital levels.

The deleveraging of the balance sheet over the past 24 months resulted from paying off and paying down FHLB advances and the run off of brokered CDs totaling $323.0 million within Royal Bank.  The Company does not plan to roll over maturing brokered CDs during the remainder of 2011.  As part of the restructuring of the investment portfolio, the Company also reduced the investment portfolio by approximately $122 million during 2010, which is almost entirely within Royal Bank with no substantive change during the first six months of 2011. At year end 2010, loans had declined by approximately $116 million, with an additional decline of $64.1 million in the first six months of 2011 due to pay downs of principal, payoffs, charge-offs, sales, and transfers to OREO.

Liquidity and Funds Management

Royal Bank may not accept new brokered deposits and has limited capacity to borrow additional funds in the event such funds are needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are more than two times the target levels.  As discussed in “Note 8 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statements, Royal Bank has an over collateralized delivery requirement of 105% with the Federal Home Loan Bank (“FHLB”) as a result of the level of non-performing assets and the losses that have been experienced over the past three years.   The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of June 30, 2011, Royal Bank had approximately $8 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition, Royal Bank has approximately $136 million of unpledged agency securities that are available to be pledged as collateral if needed.  Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window.  The availability, which is approximately $7 million at June 30, 2011, is based on collateral pledged.

At June 30, 2011, Royal Bank had $54.8 million in cash on hand and $135.8 million in unpledged agency securities.At June 30, 2011, the liquidity to deposits ratio was 35.9% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 27.2% compared to Royal Bank’s 10% policy target.  Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered CDs; nor has Royal Bank issued new brokered CDs. Brokered CDs declined $190.9 million from $226.9 million at June 30, 2009 to $36.0 million at June 30, 2011. Borrowings declined $132.4 million from $283.9 million at June 30, 2009 to $151.5 million at June 30, 2011.

The Company also has unfunded pension plan obligations of $12.7 million as of June 30, 2011 which potentially could impact liquidity.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the Orders and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock which had been issued to the United States Department of Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”), and to suspend interest payments on the $25.8 million in trust preferred securities.  As of June 30, 2011, the Series A Preferred stock dividend in arrears was $3.2 million and has not been recognized in the consolidated financial statements.  As of June 30, 2011, the trust preferred interest payment in arrears was $1.5 million and has been recorded in interest expense and accrued interest payable. The decision to suspend the preferred cash dividends and the trust preferred interest payments better supports the capital and liquidity position of Royal Bank.  As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. On July 13, 2011, the Treasury exercised its right to appoint a director to the Company's board of directors.  The Company expects the Treasury to appoint a second director in the near future, subject to the approval of the Federal Reserve.

At June 30, 2011, as a result of significant losses within Royal Bank and cash and stock dividends declared and paid in previous years, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Under the Orders, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for June 30, 2011, and the three previous quarterly filings in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the difference of opinion.

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At June 30, 2011, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.23% and 8.34%, respectively. As of June 30, 2011, each of the Company and Royal Bank met all capital adequacy requirements to which it is subject.

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

Management Plans

The Company was successful during the past year reducing the cost of funds, which improved the net interest margin; completing the sale of Royal Asian, which permitted the Company to contribute additional capital of $10.3 million to Royal Bank; minimizing investment impairment, recouping $1.7 million of the $5.0 million collateral loss associated with the collapse of Lehman in 2008; and addressing the matters set forth in the Orders, which included maintaining required capital ratios and liquidity measures. During the first two quarters of 2011, the Company has been successful in reducing the level of classified assets, reducing the level of loan delinquencies, experiencing minimal investment impairment, significantly reducing the unsold condo units within the partnership of the real estate owned via equity investment through a successful auction, and reducing the cost of funds.

In addition to increased board oversight and the creation of a Regulatory Compliance Committee in response to the Orders, the Company has enhanced the board through the addition of experienced directors with diverse backgrounds. The new members are comprised of the following: the CEO of a public company who has legal and consulting experience, a former regulator with consulting experience, a former CEO of a much larger financial institution who has bank turnaround experience and a former senior partner of a public accounting firm. Moreover, the director that was recently appointed by Treasury has significant experience in banking, most recently as the Chief Executive Officer for a larger financial institution.

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

Note 3.              Investment Securities

The carrying value and fair value of investment securities AFS at June 30, 2011 are as follows:

		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$7,909	$240	$-	$-	$8,149
U.S. government agencies	35,481	41	(430)	-	35,092
Common stocks	333	138	-	-	471
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	229,966	2,685	(1,168)	-	231,483
Non-agency	5,624	149	(3)	-	5,770
Corporate bonds	10,462	10	(81)	-	10,391
Municipal bonds	985	12	-	-	997
Trust preferred securities	15,548	2,788	-	(121)	18,215
Other securities	7,510	626	(15)	-	8,121
Total available for sale	$313,818	$6,689	$(1,697)	$(121)	$318,689

The carrying value and fair value of investment securities AFS at December 31, 2010 are as follows:

		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$8,492	$348	$-	$-	$8,840
U.S. government agencies	30,492	-	(755)	-	29,737
Common stocks	381	152	(50)	-	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,717	3,640	(704)	-	234,653
Non-agency	7,026	114	(3)	-	7,137
Corporate bonds	9,483	-	(197)	-	9,286
Trust preferred securities	16,566	2,135	-	(87)	18,614
Other securities	7,974	431	-	-	8,405
Total available for sale	$312,131	$6,820	$(1,709)	$(87)	$317,155

The amortized cost and fair value of investment securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2011
(In thousands)	Amortized cost	Fair value
Within 1 year	$100	$100
After 1 but within 5 years	12,805	12,754
After 5 but within 10 years	14,978	14,846
After 10 years	34,593	36,995
Mortgage-backed securities-residential	7,909	8,149
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	229,966	231,483
Non-agency	5,624	5,770
Total available for sale debt securities	305,975	310,097
No contractual maturity	7,843	8,592
Total available for sale securities	$313,818	$318,689

Proceeds from the sales of investments AFS during the three months ended June 30, 2011 and 2010 were $26.9 million and $57.1 million, respectively.  Proceeds from the sales of investments AFS for the six months ended June 30, 2011 and 2010 were $70.5 million and $113.3 million, respectively.  The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010
Gross realized gains	$1,140	$604	$1,727	$857
Gross realized losses	(47)	(182)	(626)	(269)
Net realized gains	$1,093	$422	$1,101	$588

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

The following table summarizes OTTI losses on securities recognized in earnings in the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010
Preferred stocks	$-	$165	$-	$165
Common stocks	47	-	47	-
Corporate bonds	-	-	-	58
Trust preferred securities	334	-	334	55
Other securities	-	-	-	63
Total OTTI	$381	$165	$381	$341

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at June 30, 2011 and 2010 for which a portion of OTTI was recognized in other comprehensive income:

(In thousands)	2011	2010
Balance at January 1,	$924	$1,896
Additional credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	334	-
Reductions for securities sold during the period (realized)	-	(573)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	-	(113)
Balance at June 30,	$1,258	$1,210

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

June 30, 2011	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$23,051	$(430)	$-	$-	$23,051	$(430)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	80,196	(1,168)	-	-	80,196	(1,168)
Non-agency	-	-	788	(3)	788	(3)
Corporate bonds	9,081	(81)	-	-	9,081	(81)
Trust preferred securities	-	-	1,294	(121)	1,294	(121)
Other securities	414	(15)	-	-	414	(15)
Total available for sale	$112,742	$(1,694)	$2,082	$(124)	$114,824	$(1,818)

December 31, 2010	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$29,737	$(755)	$-	$-	29,737	(755)
Common stocks	96	(50)	-	-	96	(50)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,169	(687)	4,429	(17)	77,598	(704)
Non-agency	918	(3)	-	-	918	(3)
Corporate bonds	8,986	(197)	-	-	8,986	(197)
Trust preferred securities	-	-	1,662	(87)	1,662	(87)
Total available for sale	$112,906	$(1,692)	$6,091	$(104)	$118,997	$(1,796)

The AFS portfolio had gross unrealized losses of $1.8 million at June 30, 2011 and December 31, 2010.  For the three and six months ended June 30, 2011, the Company recorded $502,000 in OTTI, of which $121,000 was the non-credit related loss on a trust preferred security and was recognized in other comprehensive income. In determining the Company’s intent not to sell and that it is more likely than not that the Company will not be required to sell the investments before recovery of its amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  During the second quarter of 2011, the Company recorded an OTTI charge to earnings of $47,000 related to one common stock which represented 33.0% of its cost basis. The stock had been in an unrealized loss position for a year.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.

U.S. government-sponsored agencies (“U.S. Agencies”):  As of June 30, 2011, the Company had six U.S. Agencies with a fair value of $23.1 million and gross unrealized losses of $430,000, or 1.8%, of their aggregate cost.  All of these U.S. Agencies have been in an unrealized loss position for seven months or less.  Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2011.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of June 30, 2011, the Company had 19 Agency CMOs with a fair value of $80.2 million and gross unrealized losses of $1.2 million, or 1.4% of their aggregate cost. All of these Agency CMOs have been in an unrealized loss position for less than twelve months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at June 30, 2011.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of June 30, 2011, the Company had one non-agency CMO with a fair value of $788,000 and a gross unrealized loss of $3,000, or 0.3% of the aggregate cost.  The non-agency CMO bond has been in an unrealized loss position for more than twelve months and was rated AAA. The Company does not intend to sell the non-agency CMO and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.  Therefore, the Company does not consider the bond to be other-than–temporarily impaired as of June 30, 2011.  The total gross unrealized loss of $3,000 was recognized in comprehensive income.

Corporate bonds:  As of June 30, 2011, the Company had nine corporate bonds with a fair value of $9.1 million and gross unrealized losses of $81,000, or 0.9% of the aggregate cost.  All nine bonds have been in an unrealized loss position for seven months and are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the nine bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the nine bonds to be other-than-temporarily impaired at June 30, 2011.

Trust preferred securities:  At June 30, 2011, the Company had seven trust preferred securities issued by five individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry.  The valuations of trust preferred securities were based upon the fair market values of active trades for one of the securities and ASC Topic 320 using cash flow analysis for the remaining six securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.  As of June 30, 2011, the Company had one trust preferred security with a fair value of $1.3 million. This trust preferred security has been in an unrealized loss position for longer than twelve months, is not rated, and was deemed other-than-temporarily impaired at June 30, 2009.  The unrealized loss on the trust preferred security reflects the credit concerns related to the financial institution that issued this long term financial obligation. The recent financial losses and reductions of capital coupled with bank failures and the overall market uncertainty within the financial services industry has resulted in a lower value. Management applied a discounted cash flow analysis based upon the liquidity risk premiums and the recent corporate spreads for similar securities to arrive at the credit risk component of the unrealized loss as required by ASC Topic 320.  The resulting credit-related loss recognized in earnings was $334,000 and the remaining noncredit-related loss of $121,000 was recognized in other comprehensive income at June 30, 2011.

Other securities:  As of June 30, 2011, the Company had eight investments in real estate and SBA funds.   As of June 30, 2011, one of the private equity real estate funds has a fair value of $414,000 and an unrealized loss of $15,000.  During the first quarter of 2010, management concluded that the fund was other-than-temporarily impaired and recorded an impairment charge of $63,000.  After reviewing the fund’s financials, asset values, and its near-term projections, management concluded that there was no additional impairment during the second quarter of 2011.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.              Loans and Leases

Major classifications of loans held for investment (“LHFI”) are as follows:

	June 30,	December 31,
(In thousands)	2011	2010
Commercial and industrial	$56,282	$74,027
Construction	22,894	29,044
Land Development	43,419	50,594
Real Estate - residential	27,631	29,299
Real Estate - non-residential	180,103	194,203
Real Estate - multi-family	9,880	10,277
Tax certificates	60,009	70,443
Leases	37,598	38,725
Other	745	793
Total gross loans and leases	$438,561	$497,405
Deferred fees, net	(578)	(551)
Total loans and leases	$437,983	$496,854

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at June 30, 2011.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The Company’s policy for income recognition on troubled debt restructurings (“TDRs”) is to recognize income on currently performing restructured loans under the accrual method.  At June 30, 2011, the Company had six TDRs of which five are on non-accrual loans, with a total carrying value of $14.0 million.

At June 30, 2011 and December 31, 2010, the Company had $24.4 million and $29.6 million; respectively, in loans held for sale (“LHFS”).  LHFS at June 30, 2011 are comprised of $17.4 million in non-accrual loans and $7.0 million in classified loans. These loans were transferred from LHFI in the fourth quarter of 2010 at the lower of cost or fair market value.

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

•
Substandard accrual: includes credits that exhibit a well-defined weakness which currently jeopardizes the repayment of debt and liquidation of collateral even though they are currently performing. These credits are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected;

•
Non-accrual: (substandard non-accrual, doubtful, loss)-includes credits that demonstrate serious problems to the point that it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

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

The following tables present risk ratings for each loan portfolio segment at June 30, 2011 and December 31, 2010, excluding LHFS.

June 30, 2011			Special
(In thousands)	Pass	Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$1,678	$19,708	$28,551	$-	$16,376	$66,313
Real Estate-non-residential	82,880	59,211	28,336	-	9,676	180,103
Commercial & industrial	21,355	7,411	13,959	-	13,557	56,282
Residential real estate	19,151	6,762	323	-	1,395	27,631
Multi-family	3,146	4,069	889	-	1,776	9,880
Leasing	36,555	175	61	-	807	37,598
Consumer	695	50	-	-	-	745
Tax certificates	58,300	-	-	-	1,709	60,009
Subtotal LHFI	223,760	97,386	72,119	-	45,296	438,561
Less: Deferred loan fees						(578)
Total LHFI						$437,983

December 31, 2010			Special
(In thousands)	Pass	Watch	Mention	Substandard	Non-accrual	Total

Construction and land development	$7,913	$24,056	$27,911	$-	$19,758	$79,638
Real Estate-non-residential	97,142	49,278	37,723	-	10,060	194,203
Commercial & industrial	27,864	6,488	25,400	8,317	5,958	74,027
Residential real estate	19,272	7,430	198	-	2,399	29,299
Multi-family	2,804	4,117	903	-	2,453	10,277
Leasing	37,731	252	10	-	732	38,725
Consumer	768	25	-	-	-	793
Tax certificates	68,641	-	-	-	1,802	70,443
Subtotal LHFI	262,135	91,646	92,145	8,317	43,162	497,405
Less: Deferred loan fees						(551)
Total LHFI						$496,854

The past due status of all classes of loans and leases receivable is determined based on contractual due dates for loan payments. Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.  The following tables present an aging analysis of past due payments for each loan portfolio segment at June 30, 2011 and December 31, 2010, excluding LHFS.

June 30, 2011	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$16,376	$49,937	$66,313
Real Estate-non-residential	410	-	-	9,676	170,017	180,103
Commercial & industrial	98	41	-	13,557	42,586	56,282
Residential real estate	229	587	-	1,395	25,420	27,631
Multi-family	-	-	-	1,776	8,104	9,880
Leasing	175	62	-	807	36,554	37,598
Consumer	-	-	-	-	745	745
Tax certificates	-	-	-	1,709	58,300	60,009
Subtotal LHFI	912	690	-	45,296	391,663	438,561
Less: Deferred loan fees						(578)
Total LHFI						$437,983

June 30, 2011	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$19,756	$59,880	$79,638
Real Estate-non-residential	9,469	-	-	10,060	174,674	194,203
Commercial & industrial	146	659	-	5,958	67,264	74,027
Residential real estate	1,341	321	-	2,399	25,218	29,299
Multi-family	-	-	-	2,453	7,824	10,277
Leasing	251	10	-	732	37,731	38,725
Consumer	18	-	-	-	775	793
Tax certificates	-	-	-	1,802	68,641	70,443
Subtotal LHFI	11,226	1,010	-	43,162	442,007	497,405
Less: Deferred loan fees						(551)
Total LHFI						$496,854

The following tables detail the composition of the non-accrual loans at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$16,376	$1,458	$19,758	$-
Real Estate-non-residential	9,676	-	10,060	1,363
Commercial & industrial	13,557	-	5,958	-
Residential real estate	1,395	22	2,399	74
Multi-family	1,776	-	2,453	245
Leasing	807	314	732	194
Tax certificates	1,709	328	1,802	31
Total non-accrual LHFI	$45,296	$2,122	$43,162	$1,907

Non-accrual loans held for sale
Construction and land development	$12,603	-	$13,371	-
Real Estate-non-residential	4,584	-	8,638	-
Residential real estate	246	-	634	-
Total non-accrual LHFS	$17,433	-	$22,643	-
Total non-accrual loans	$62,729	$2,122	$65,805	$1,907

Total non-accrual loans at June 30, 2011 were $62.7 million and were comprised of $45.3 million in LHFI and $17.4 million in LHFS.  Total non-accrual loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS.   The $3.1 million decrease was the result of a $14.8 million reduction in existing non-accrual loan balances through payments or return to accrual status, $7.4 million in charge-offs, and $3.5 million transferred to OREO which were offset by additions of $22.6 million.  If interest had been accrued, such income would have been approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2011, respectively.  The Company had six TDRs, of which five are on non-accrual loans, with a total carrying value of $14.0 million and no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Included in the $2.1 million in specific reserves at June 30, 2011 was $1.8 million in new or additional impairment on three existing non-accrual loans based on new appraisals or changes in expected cash flows.

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The Company does not accrue interest income on impaired loans. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.

Total cash collected on impaired loans during the six months ended June 30, 2011 and June 30, 2010 was $13.8 million and $11.1 million respectively, of which $13.8 million and $10.9 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(In thousands)	2011	2010
Impaired LHFI with a valuation allowance	$9,709	$9,620
Impaired LHFI without a valuation allowance	35,088	32,805
Impaired LHFS	17,433	22,643
Total impaired loans	$62,230	$65,068
Valuation allowance related to impaired LHFI	$2,122	$1,907

Note 5.              Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses (“ALLL”) were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Balance at the beginning of the period	$23,048	$28,661	$21,129	$30,331
Charge-offs	(6,897)	(10,823)	(7,074)	(14,474)
Recoveries	407	635	419	713
Provision	3,056	4,290	5,140	6,193

Balance at the end of the period	$19,614	$22,763	$19,614	$22,763

The following tables present the detail of the ALLL and the loan portfolio disaggregated by loan portfolio segment for the three and six months ended June 30, 2011 and the year ended December 31, 2010.

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended June 30, 2011

(In thousands)	Commercial real estate	Construction and land development	Commercial	Multi-family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,324	$5,485	$3,584	$648	$1,084	$16	$1,692	$490	$725	$23,048
Charge-offs	(1,685)	(3,649)	(552)	(329)	(507)	-	(133)	(42)	-	(6,897)
Recoveries	240	12	2	-	150	-	3	-	-	407
Provision	311	2,940	(1,136)	130	414	(3)	264	193	(57)	3,056
Ending balance	$8,190	$4,788	$1,898	$449	$1,141	$13	$1,826	$641	$668	$19,614
Ending balance: related to loans individually evaluated for impairment	$-	$1,458	$-	$-	$22	$-	$314	$328	$-	$2,122
Ending balance: related to loans collectively evaluated for impairment	$8,190	$3,330	$1,898	$449	$1,119	$13	$1,512	$313	$668	$17,492
LHFI
Ending balance	$180,103	$66,313	$56,282	$9,880	$27,631	$745	$37,598	$60,009	$-	$438,561
Ending balance: individually evaluated for impairment	$9,676	$16,375	$13,458	$1,776	$1,395	$-	$408	$1,709	$-	$44,797
Ending balance: collectively evaluated for impairment	$170,427	$49,938	$42,824	$8,104	$26,236	$745	$37,190	$58,300	$-	$393,764

Allowance for Loan and Leases Losses and Loans Held for Investment
For the six months ended June 30, 2011

(In thousands)	Commercial real estate	Construction and land development	Commercial	Multi-family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	(1,685)	(3,649)	(552)	(329)	(507)	-	(309)	(43)	-	(7,074)
Recoveries	249	12	3	-	151	-	3	1	-	419
Provision	92	4,449	(1,350)	126	391	1	462	303	666	5,140
Ending balance	$8,190	$4,788	$1,898	$449	$1,141	$13	$1,826	$641	$668	$19,614
Ending balance: related to loans individually evaluated for impairment	$-	$1,458	$-	$-	$22	$-	$314	$328	$-	$2,122
Ending balance: related to loans collectively evaluated for impairment	$8,190	$3,330	$1,898	$449	$1,119	$13	$1,512	$313	$668	$17,492
LHFI
Ending balance	$180,103	$66,313	$56,282	$9,880	$27,631	$745	$37,598	$60,009	$-	$438,561
Ending balance: individually evaluated for impairment	$9,676	$16,375	$13,458	$1,776	$1,395	$-	$408	$1,709	$-	$44,797
Ending balance: collectively evaluated for impairment	$170,427	$49,938	$42,824	$8,104	$26,236	$745	$37,190	$58,300	$-	$393,764

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2010

(In thousands)	Commercial real estate	Construction and land development	Commercial	Multi-family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$10,039	$7,895	$6,542	$-	$3,762	$25	$1,757	$290	$21	$30,331
Charge-offs	(7,352)	(13,413)	(5,930)	(787)	(3,211)	-	(972)	(49)	-	(31,714)
Recoveries	684	116	81	18	313	37	51	-	-	1,300
Provision	6,796	9,508	3,223	1,421	285	(47)	834	139	(19)	22,140
Reduction due to Royal Asian sale	(633)	(130)	(119)	-	(43)	(3)	-	-	-	(928)
Ending balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Ending balance: related to loans individually evaluated for impairment	$1,363	$-	$-	$245	$74	$-	$194	$31	$-	$1,907
Ending balance: related to loans collectively evaluated for impairment	$8,171	$3,976	$3,797	$407	$1,032	$12	$1,476	$349	$2	$19,222
LHFI
Ending balance	$194,203	$79,638	$74,027	$10,277	$29,299	$793	$38,725	$70,443	$-	$497,405
Ending balance: individually evaluated for impairment	$10,060	$19,758	$5,858	$2,453	$2,159	$-	$335	$1,802	$-	$42,425
Ending balance: collectively evaluated for impairment	$184,143	$59,880	$68,169	$7,824	$27,140	$793	$38,390	$68,641	$-	$454,980

The following tables detail the loans that were evaluated for impairment by loan segment at June 30, 2011 and December 31, 2010.

	For the six months ended June 30, 2011
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$14,688	$9,529	$-	$14,175	$-
Real Estate-non-residential	10,060	9,676	-	4,974	-
Commercial & industrial	18,373	13,458	-	7,662	-
Residential real estate	694	649	-	1,252	-
Multi-family	1,919	1,776	-	1,788	-
Total:	$45,734	$35,088	$-	$29,851	$-
With an allowance recorded:
Construction and land development	$6,847	$5,389	$1,458	$6,179	$-
Real Estate-non-residential	-	-	-	4,907	-
Commercial & industrial	-	-	-	1,446	-
Residential real estate	1,030	723	22	1,014	-
Multi-family	-	-	-	456	-
Leasing	408	94	314	369	-
Tax certificates	4,757	1,381	328	1,766	-
Total:	$13,042	$7,587	$2,122	$16,137	$-

	For the year ended December 31, 2010
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$25,312	$19,758	$-	$28,105	$202
Real Estate-non-residential	4,511	4,255	-	13,650	42
Commercial & industrial	10,217	5,858	-	5,236	2
Residential real estate	1,172	1,119	-	3,243	76
Multi-family	1,935	1,815	-	458	-
Tax certificates	-	-	-	996	-
Total:	$43,147	$32,805	$-	$51,688	$322
With an allowance recorded:
Construction and land development	$-	$-	$-	$13,512	$13
Real Estate-non-residential	5,805	4,442	1,363	5,057	-
Commercial & industrial	-	-	-	1,782	-
Residential real estate	1,239	966	74	1,153	-
Multi-family	638	393	245	3,469	-
Leasing	335	141	194	538	-
Tax certificates	4,850	1,771	31	1,026	-
Total:	$12,867	$7,713	$1,907	$26,537	$13

Note 6.              Other Real Estate Owned

Other real estate owned (“OREO”) decreased $3.8 million from $29.2 million at December 31, 2010 to $25.4 million at June 30, 2011.  Set forth below is a table which details the changes in OREO from December 31, 2010 to June 30, 2011.

	2011
(In thousands)	First Quarter	Second Quarter
Beginning balance	$29,244	$30,681
Net proceeds from sales	(1,594)	(4,320)
Net gain on sales	394	900
Assets acquired on non-accrual loans	3,030	1,469
Other	-	(535)
Impairment charge	(393)	(2,747)
Ending balance	$30,681	$25,448

During the second quarter of 2011, the Company sold collateral related to three loans.  The Company received net proceeds of $3.7 million and recorded a gain of $912,000 as a result of these sales. Also during the second quarter, the collateral for a loan in which the Company was a participant was sold. The Company was entitled to 14.4% of the net sales proceeds.  The Company received net proceeds of $424,000 related to the sale with the remaining proceeds held in escrow.  In addition to the sales mentioned above the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $195,000 and recorded losses of $12,000 as a result of these sales.  During the second quarter of 2011, the Company foreclosed on 19 properties which were predominantly residential rental properties related to two lending relationships.  The Company transferred $589,000 to OREO after recording an $835,000 charge-off to the ALLL, for which $245,000 had previously been reserved, in the allowance for loan and lease losses in accordance with ASC Topic 310.  The collateral for a loan in which the Company participates was acquired by the lead bank.  The Company is entitled to 23.2% of the collateral value, which is farmland.  The Company transferred $375,000 to OREO after recording a $79,000 charge-off in the allowance for loan and lease losses in accordance with ASC Topic 310.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $505,000 to OREO.

During the second quarter of 2011, the Company entered into a sales agreement on a rental community consisting of 102 dwelling units for which the Company received a deed in lieu of foreclosure in the second quarter of 2010.  The Company recorded a $2.2 million impairment charge based on the expected net proceeds of the sale. Additional impairment was recorded on two commercial building lots in Maryland that were transferred to OREO during the third quarter of 2010.  After performing an impairment analysis using an updated appraisal on the two lots, the Company recorded a $355,000 impairment charge.  The Company recorded impairment charges of $156,000 related to properties acquired through the tax lien portfolio.

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

Note 7.               Deposits

The Company’s deposit composition as of June 30, 2011 and December 31, 2010 is presented below:

	June 30,	December 31,
(In thousands)	2011	2010
Demand	$53,800	$52,872
NOW	43,201	40,884
Money Market	178,944	180,862
Savings	15,610	15,922
Time deposits (over $100)	101,150	105,788
Time deposits (under $100)	200,209	208,534
Brokered deposits	36,047	89,051
Total deposits	$628,961	$693,913

Under the Orders as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of brokered deposits.  During the first two quarters of 2011, brokered deposits of $53.0 million matured.

 Note 8.              Borrowings and Subordinated Debentures

1.  Advances from the Federal Home Loan Bank

Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of June 30, 2011.   Total advances from the FHLB, including the $22.0 million above, were $107.5 million at June 30, 2011 compared to $110.7 million at December 31, 2010.  The FHLB advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  The available borrowing capacity is based on qualified collateral.  Royal Bank has a collateralized delivery requirement of 105% with the FHLB due to the level of Royal Bank’s non-performing assets and prior net losses.  The available amount for future borrowings will be based on the amount of collateral to be pledged.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of June 30,		As of December 31,
(Dollars in thousands)	2011		2010
	Amount	Rate	Amount	Rate
Advances maturing in
2011	$22,000	0.75%	$22,000	0.72%
2012	30,000	4.32%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	5,497	3.46%	8,719	3.46%
Total FHLB borrowings	$107,497		$110,719

Under the Orders as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of  FHLB advances and paid down $3.2 million during the first two quarters of 2011.

2.  Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at June 30, 2011 in the amount of $4.0 million compared to $4.2 million at December 31, 2010.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at June 30, 2011 was 0.34%.

At June 30, 2011 and December 31, 2010, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.  These borrowings are secured by government agencies and mortgage-backed securities.  These borrowings have a weighted average interest rate of 3.65%.

3.  Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 2.40% at June 30, 2011, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities had an initial interest rate of 5.80% until December 31, 2009 and now resets quarterly at 3-month LIBOR plus 2.15%.  The interest rate at June 30, 2011 was 2.40%.

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

On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of June 30, 2011 the trust preferred interest payment in arrears was $1.5 million and has been recorded in interest expense and accrued interest payable.

Note 9.              Commitments and Contingencies

The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The contract amounts are as follows:

	June 30,	December 31,
(In thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$21,758	$30,560
Commitments to extend credit	3,225	-
Standby letters of credit and financial guarantees written	3,027	2,755

Litigation

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

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

2.  Common Stock

The Company’s Class A common stock trades on the NASDAQ Global Market under the symbol RBPAA.  There is no market for the Company’s Class B common stock.  The Class B shares may not be transferred in any manner except to the holder’s immediate family.  Class B shares may be converted to Class A shares at the rate of 1.15 to 1.  Each shareholder is entitled to one vote for each Class A share held and ten votes for each Class B share held.  Holders of either class of common stock are entitled to conversion equivalent per share dividends when declared.

3.  Payment of Dividends

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if , after giving effect to the dividend payment, the total assets of the Company would exceed the total liabilities of the Company plus the amount necessary to satisfy preferential rights of holders of senior shareholders, and the Company is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) concerning the payment of dividends by the Company.  Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings).  Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the Federal Deposit Insurance Corporation (“FDIC”).  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.

On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of June 30, 2011, the Series A Preferred stock dividend in arrears was $3.2 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.  On July 13, 2011, the Treasury exercised its right to appoint a director to the Company’s board of directors.  The Company expects the Treasury to appoint a second director in the near future, subject to approval of the Federal Reserve.

At June 30, 2011, as a result of significant losses within Royal Bank and cash and stock dividends declared and paid in previous years, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Under the Orders as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

Note 11.            Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  At June 30, 2011, the Company and Royal Bank met all capital adequacy requirements to which it is subject.

In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011 in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the difference of opinion.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of June 30, 2011
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$83,679	14.23%	$47,040	8.00%	$58,800	10.00%
Tier I capital (to risk-weighted assets)	$76,178	12.96%	$23,520	4.00%	$35,280	6.00%
Tier I Capital (to average assets, leverage)	$76,178	8.34%	$36,515	4.00%	$45,644	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the six months ended
(In thousands)	June 30, 2011
RAP net loss	$(13,935)
Tax lien adjustment, net of noncontrolling interest	8,099
U.S. GAAP net loss	$(5,836)

	As reported under RAP	As adjusted for U.S. GAAP
Total capital (to risk-weighted assets)	14.23%	16.18%
Tier I capital (to risk-weighted assets)	12.96%	14.90%
Tier I capital (to average assets, leverage)	8.34%	9.68%

The tables below reflect the Company’s capital ratios:

	As of June 30, 2011
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$109,450	17.95%	$48,768	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$101,682	16.68%	$24,384	4.00%	N/A	N/A
Tier I Capital (to average assets, leverage)	$101,682	10.86%	$37,436	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of June 30, 2011 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the six months ended
(In thousands)	June 30, 2011
U.S. GAAP net loss	$(5,736)
Tax lien adjustment, net of noncontrolling interest	(8,099)
RAP net loss	$(13,835)

	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	17.95%	16.07%
Tier I capital (to risk-weighted assets)	16.68%	14.80%
Tier I capital (to average assets, leverage)	10.86%	9.56%

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

Net periodic defined benefit pension expense for the three and six month periods ended June 30, 2011 and 2010 included the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Service cost	$77	$75	$153	$151
Interest cost	154	155	307	311
Amortization of prior service cost	22	22	45	44
Amortization of actuarial loss	35	14	71	27
Net periodic benefit cost	$288	$266	$576	$533

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

The following table presents the activity related to the Directors' Plan for the six months ended June 30, 2011.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2010	74,086	$20.02	2.8	$-
Exercised	-	-
Forfeited	-	-
Expired	(5,466)	11.90
Options outstanding at June 30, 2011	68,620	$20.66	2.5	$-
Options exercisable at June 30, 2011	68,620	$20.66	2.5	$-

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2011.  The intrinsic value varies based on the changes in the market value in the Company’s stock.

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

The following table presents the activity related to the Employee Plan for the six months ended June 30, 2011.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2010	385,005	$20.30	3.3	$-
Exercised	-	-
Forfeited	(6,914)	22.26
Expired	(30,918)	11.90
Options outstanding at June 30, 2011	347,173	$21.01	3.1	$-
Options exercisable at June 30, 2011	347,110	$21.01	3.1	$-

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2011.  The intrinsic value varies based on the changes in the market value in the Company’s stock.

Long-Term Incentive Plan

Under the 2007 Long-Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock.  As of June 30, 2011, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant.  For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.  For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant.  Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the board of directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.  All shares of restricted stock were forfeited in the first quarter of 2010 due to the Company’s losses in 2009 and 2008.

The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the six months ended June 30, 2011.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2010	121,862	$9.76	7.3	$-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at June 30, 2011	121,862	$9.76	6.6	$-
Options exercisable at June 30, 2011	68,877	$11.35	6.5	$-

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on June 30, 2011.  The intrinsic value varies based on the changes in the market value in the Company’s stock.

For all Company plans as of June 30, 2011, there were 53,048 nonvested stock options and unrecognized compensation cost of $112,000 which will be expensed within two years.

Note 14.             Loss Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and six months ended June 30, 2011, 545,505 and 563,097 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2011.  For the three months and six months ended June 30, 2010, 593,377 and 608,281 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and six months ended June 30, 2010.  Additionally 30,407 warrants were also anti-dilutive for all periods presented below.

Basic and diluted EPS are calculated as follows:

	Three months ended June 30, 2011

	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(4,724)	13,257	$(0.36)

	Three months ended June 30, 2010

	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(5,029)	13,257	$(0.38)

	Six months ended June 30, 2011

	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(6,733)	13,257	$(0.51)

	Six months ended June 30, 2010

	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(6,592)	13,257	$(0.50)

See “Note 13 - Stock Compensation Plans” to the Consolidated Financial Statements for a discussion on the Company’s stock option and restricted stock plans.

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

	Six months ended June 30, 2011
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$688	$183	$505
Non-credit loss portion of other-than-temporary impairments	(121)	(42)	(79)
Less adjustment for impaired investments	(381)	(133)	(248)
Less reclassification adjustment for gains realized in net loss	1,101	385	716
Unrealized losses on investment securities	(153)	(111)	(42)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(116)	(41)	(75)
Other comprehensive income, net	$(37)	$(70)	$33

	Six months ended June 30, 2010
	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$5,490	$1,819	$3,671
Reduction in deferred tax valuation allowance related to preferred and common stock	-	(92)	92
Non-credit loss portion of other-than-temporary impairments	1,494	523	971
Less adjustment for impaired investments	(341)	(119)	(222)
Less reclassification adjustment for gains realized in net loss	588	209	379
Unrealized gains on investment securities	6,737	2,344	4,577
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(71)	(25)	(46)
Other comprehensive income, net	$6,808	$2,369	$4,623

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

Level 1	: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:
Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.  Includes debt securities with quoted prices that are traded less frequently than exchange-traded instruments. Valuation techniques include matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges.  Level 1 securities include preferred and common stocks and trust preferred securities which are actively traded.

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

Level 3 securities include trust preferred securities, that are not actively traded, and investments in real estate and SBA funds.  The fair values for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

Balances as of June 30, 2011	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$8,149	$-	$8,149
U.S. government agencies	-	35,092	-	35,092
Common stocks	471	-	-	471
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	231,483	-	231,483
Non-agency	-	5,770	-	5,770
Corporate bonds	-	10,391	-	10,391
Municipal bonds		997		997
Trust preferred securities	3,561	-	14,654	18,215
Other securities	-	-	8,121	8,121
Total available for sale	$39,124	$256,790	$22,775	$318,689

Balances as of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$8,840	$-	$8,840
U.S. government agencies	-	29,737	-	29,737
Common stocks	483	-	-	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	234,653	-	234,653
Non-agency	-	7,137	-	7,137
Corporate bonds	-	9,286	-	9,286
Trust preferred securities	3,594	-	15,020	18,614
Other securities	-	-	8,405	8,405
Total available for sale	$4,077	$289,653	$23,425	$317,155

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2011:

	Investment Securities Available for Sale
(In thousands)	Trust preferred securities	Other securities	Total
Beginning balance January 1,	$15,020	$8,405	$23,425
Total gains/(losses) - (realized/unrealized):
Included in earnings	(326)	446	120
Included in other comprehensive income	652	180	832
Purchases	-	238	238
Sales	(666)	(1,148)	(1,814)
Amortization of premium	(26)	-	(26)
Transfers in and/or out of Level 3	-	-	-
Ending balance June 30,	$14,654	$8,121	$22,775

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2010:

(In thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2010	$54,832
Total gains/(losses) - (realized/unrealized):
Included in earnings	(63)
Included in other comprehensive income	1,532
Purchases, issuances, and settlements, net	(24,817)
Transfers in and/or out of Level 3	-
Ending balance June 30, 2010	$31,484

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

Balances as of June 30, 2011	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$-	$-	$7,587	$7,587
Other real estate owned	-	-	7,227	7,227
Loans and leases held for sale	-	-	24,359	24,359

Balances as of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$-	$-	$7,713	$7,713
Other real estate owned	-	-	15,226	15,226
Loans and leases held for sale	-	-	29,621	29,621

The table below states the fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

	At June 30, 2011		At December 31, 2010
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial Assets:
Cash and cash equivalents	$54,806	$54,806	$51,733	$51,733
Investment securities available for sale	318,689	318,689	317,155	317,155
Federal Home Loan Bank stock	9,390	9,390	10,405	10,405
Loans, net	418,369	417,718	475,725	473,349
Loans held for sale	24,359	24,359	29,621	29,752
Accrued interest receivable	16,277	16,277	16,864	16,864
Financial Liabilities:
Demand deposits	53,800	53,800	52,872	52,872
NOW and money markets	222,145	222,145	221,746	221,746
Savings	15,610	15,610	15,922	15,922
Time deposits	337,406	333,998	403,373	398,696
Short-term borrowings	22,000	22,000	22,000	22,000
Long-term borrowings	129,503	125,092	132,949	128,787
Subordinated debt	25,774	15,578	25,774	15,136
Accrued interest payable	5,488	5,488	3,983	3,983

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

In accordance with ASC Topic 976, the full accrual method is used to recognize profit on real estate sales.  Profits on the sales of this real estate are recorded when cash in excess of the amount of the original investment is received, and calculation of same is made in accordance with the terms of the partnership agreement, the Company is no longer obligated to perform significant activities after the sale to earn profits, there is no continuing involvement with the property and, finally, the usual risks and rewards of ownership in the transaction have passed to the acquirer.

At June 30, 2011, the Company had one VIE which is consolidated into the Company’s financial statements.  This VIE met the requirements for consolidation under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) based on Royal Investments America being the primary financial beneficiary.  Consolidation of this VIE was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership.  Royal Investments America is a limited partner in the partnership (the “Partnership”).  The Partnership was formed to convert an apartment complex into condominiums.  The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million.  The Company is entitled to earn a preferred return on the $2.5 million capital contribution.  In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates.  The Partnership no longer has senior debt with another bank as it was paid off in June 2010.  Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.

On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009.  The Company signed a forbearance agreement and an inter-creditor agreement between the Company and the Senior Lender on October 23, 2009 which extended the loan until December 9, 2010.  On October 25, 2009, the Senior Lender filed for bankruptcy protection, which did not impact the relationship between the Partnership and the Senior Lender.  As part of the agreement to extend the loan for 14 months, the Senior Lender required the Partnership to provide additional funds to cover current and potential future cash requirements for capital improvements, operating expenses and marketing costs. As mentioned above the Senior Lender has been repaid in full.  Through June 30, 2011, Royal Bank had loaned $2.6 million to the Partnership and may be required to fund additional costs associated with capital improvements, operating and marketing expenses. The loan balance was paid down to $0 during the second quarter of 2011 as a result of the sales proceeds received from an auction that was held in April of 2011.

In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows.  The Company had recognized $12.6 million in impairment charges related to this asset through December 31, 2010.  The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.  No further impairment of this asset occurred during the first six months of 2011.

As noted above, the Partnership held an auction during the second quarter of 2011, which was successful in reducing the number of units that remain at the project.  The auction company continued to sell units for the Partnership through the second quarter of 2011.  As of June 30, 2011 the remaining proceeds from the sales of the units are being utilized to reduce the balance of the $9.2 million of mezzanine loans that the Company made to the Partnership.  At June 30, 2011, the Partnership had total assets of $4.9 million of which $3.4 million is real estate as reflected on the consolidated balance sheet and total borrowings of $4.8 million, all of which relates to the Company’s loans discussed above.  The Company has made an investment of $14.3 million in this Partnership ($2.5 million capital contribution and $11.8 million of loans).  The impairments mentioned above along with the repayment of advances that started in June 2010 have contributed to an overall reduction in the Company’s investment. At June 30, 2011, the remaining amount of the investment in and receivables due from the Partnership totaled $2.0 million.

Note 18.             Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”.  The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments: RBA Leasing (“Leasing” in the segment table below).  The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that previously made equity investments in real estate and had extended mezzanine loans to real estate projects. At June 30, 2011 and 2010, one such equity investment in real estate meets the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting this investment on a consolidated basis as a Variable Interest Entity (“VIE”).  This was determined based on the amount invested by Royal Investments America compared to its partners.  The VIE is included below in the Equity Investment category.

Community banking

The Company’s Community Banking segment which includes Royal Bank America and Royal Asian Bank, in the prior period, consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank.  For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk.  While Royal Bank makes very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans. Royal Asian assets of $94.5 million and deposits of $81.3 million were included in “Community Banking” in the segment table for the three and six months ended June 30, 2010 respectively.  Royal Asian recorded net income of $139,000 for the second quarter of 2010 and a net loss of $856,000 for the first six months of 2010.

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

Equity investments

In September 2005, the Company, together with a real estate development company, formed a limited partnership.  The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums.  The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million.  The Company is entitled to earn a preferred return on the $2.5 million capital contribution.  In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates.  Through June 30, 2011, Royal Bank had loaned $2.6 million to the Partnership and may be required to fund additional costs associated with capital improvements, operating and marketing expenses. The loan balance was paid down to $0 during the second quarter of 2011 as a result of the sales proceeds received from an auction that was held in April of 2011.

In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), the Partnership assesses for impairment by evaluating the recoverability of the condominiums based on estimated future operating cash flows.  The Company had previously recognized $12.6 million in impairment through 2010.  The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.  No additional impairment was recognized during the first six months of 2011.  The Company’s investment in this entity is further discussed in “Note 17 - Real Estate Owned via Equity Investment” to the Consolidated Financial Statements.

Lease segment

RBA Leasing is a small ticket leasing company.  It originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, RBA Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies.

The following tables present selected financial information for reportable business segments for the three and six month periods ended June 30, 2011 and 2010.

	Three months ended June 30, 2011
(In thousands)	Community Banking	Tax Lien Operation	Equity Investment	Leasing	Consolidated
Total assets	$783,194	$85,340	$4,689	$36,461	$909,684
Total deposits	$628,961	$-	$-	$-	$628,961
Interest income	$7,294	$1,838	$-	$868	$10,000
Interest expense	2,908	643	-	289	3,840
Net interest income	$4,386	$1,195	$-	$579	$6,160
Provision for loan and lease losses	2,600	193	-	263	3,056
Total other income	2,189	32	445	121	2,787
Total other expenses	8,916	526	53	290	9,785
Income tax (benefit) expense	(319)	196	-	123	-
Net (loss) income	$(4,622)	$312	$392	$24	$(3,894)
Noncontrolling interest	$-	$125	$196	$10	$331
Net (loss) income attributable to Royal Bancshares	$(4,622)	$187	$196	$14	$(4,225)

	Three months ended June 30, 2010
(In thousands)	Community Banking	Tax Lien Operation	Equity Investment	Leasing	Consolidated
Total assets	$1,032,722	$104,956	$6,120	$39,680	$1,183,478
Total deposits	$791,827	$-	$-	$-	$791,827
Interest income	$11,878	$2,373	$-	$922	$15,173
Interest expense	5,654	868	5	312	6,839
Net interest income (expense)	$6,224	$1,505	$(5)	$610	$8,334
Provision for loan and lease losses	3,718	10	-	562	4,290
Total other income	1,118	219	335	47	1,718
Impairment -real estate joint ventures	1,552	-	-	-	1,552
Total other expenses	7,498	598	95	298	8,489
Income tax (benefit) expense	(583)	489	82	11	-
Net (loss) income	$(4,844)	$626	$153	$(214)	$(4,279)
Noncontrolling interest	$(23)	$250	$118	$(86)	$259
Net (loss) income attributable to Royal Bancshares	$(4,821)	$375	$35	$(128)	$(4,538)

	Six months ended June 30, 2011
	Community Banking	Tax Lien Operation	Equity Investment	Leasing	Consolidated
Total assets	$783,194	$85,340	$4,689	$36,461	$909,684
Total deposits	$628,961	$-	$-	$-	$628,961
Interest income	$14,602	$4,227	$-	$1,745	$20,574
Interest expense	5,920	1,356	-	583	7,859
Net interest income	$8,682	$2,871	$-	$1,162	$12,715
Provision for loan and lease losses	4,374	304	-	462	5,140
Total other income	2,969	486	445	251	4,151
Total other expenses	15,101	930	101	622	16,754
Income tax (benefit) expense	(1,114)	830	-	284	-
Net (loss) income	$(6,710)	$1,293	$344	$45	$(5,028)
Noncontrolling interest	$-	$518	$172	$18	$708
Net (loss) income attributable to Royal Bancshares	$(6,710)	$775	$172	$27	$(5,736)

	Six months ended June 30, 2010
(In thousands)	Community Banking	Tax Lien Operation	Equity Investment	Leasing	Consolidated
Total assets	$1,032,722	$104,956	$6,120	$39,680	$1,183,478
Total deposits	$791,827	$-	$-	$-	$791,827
Interest income	$23,810	$5,137	$-	$1,849	$30,796
Interest expense	12,025	1,783	19	615	14,442
Net interest income (expense)	$11,785	$3,353	$(19)	$1,234	$16,354
Provision for loan and lease losses	5,396	60	-	737	6,193
Total other income	2,189	289	428	117	3,023
Impairment -real estate joint ventures	1,552	-	-	-	1,552
Total other expenses	14,938	1,084	265	255	16,542
Income tax (benefit) expense	(1,335)	1,054	51	231	-
Net (loss) income	$(6,576)	$1,444	$94	$128	$(4,910)
Noncontrolling interest	$-	$578	$72	$51	$701
Net (loss) income attributable to Royal Bancshares	$(6,576)	$866	$22	$77	$(5,611)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $643,000 and $868,000 for the three month periods ended June 30, 2011 and 2010, respectively and $1.4 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.

Interest income earned by the Community Banking segment related to the Leasing Segment was approximately $289,000 and $312,000 for the three month periods ended June 30, 2011 and 2010, respectively and $583,000 and $615,000 for the six months ended June 30, 2011 and 2010, respectively.

Note 20.             Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of June 30, 2011 and December 31, 2010, FHLB stock totaled $9.4 million and $10.4 million, respectively.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. In the fourth quarter of 2010, the FHLB began partially repurchasing excess capital stock and repurchased $1.0 million from the Company during the first two quarters of 2011.  The suspension of the dividend remains in effect.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  On July 28, 2011, the FHLB filed a Form 8-K to report  results for the quarter ended June 30, 2011.  For the three months ended June 30, 2011, the FHLB had net income of $12.7 million compared to a net loss of $68.2 million for the three months ended June 30, 2010.  The improvement was primarily related to lower OTTI on the FHLB’s private label mortgage-backed securities.  For the first six months of 2011 net income was $15.2 million compared to a net loss of $58.3 million for the comparable period in 2010 primarily due to the higher OTTI credit-related losses in the 2010 period.  OTTI credit losses were $31.3 million and $138.3 million for the six months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the FHLB’s regulatory capital was $4.1 billion and the FHLB was in compliance with its risk-based, total and leverage capital requirements.  The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs (government-sponsored entities) through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of June 30, 2011.  The FHLB also announced that it would complete a small excess capital stock repurchase on July 29, 2011, which amounted to $469,500 for Royal Bank.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and six month periods ended June 30, 2011 and 2010. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K for the year ended December 31, 2010.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; the possibility that we will be unable to comply with the conditions imposed upon us in the regulatory orders issued by the FDIC, and the Pennsylvania Department of Banking in July 2009, and the agreement with the Federal Reserve Bank of Philadelphia dated March 10, 2010, which could result in the imposition of further restrictions on our operations; interest rate fluctuations; business conditions in the banking industry; the regulatory environment: the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Troubled Asset Relief Program voluntary Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions and the potential effects from the Dodd-Frank Wall Street Reform and Consumer Protection Act; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

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

Financial Highlights and Business Results

On June 29, 1995, pursuant to the plan of reorganization approved by the shareholders of Royal Bank America, formerly Royal Bank of Pennsylvania (“Royal Bank”), all of the outstanding shares of common stock of Royal Bank were acquired by the Company and were exchanged on a one-for-one basis for common stock of Royal Bancshares. On July 17, 2006, Royal Asian Bank (“Royal Asian”) was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank. Prior to obtaining a separate charter, the business of Royal Asian was operated as a division of Royal Bank. The Company sold Royal Asian on December 30, 2010 to an investor group, through the purchase of all of the outstanding common stock of Royal Asian owned by the Company. The principal activities of the Company are supervising Royal Bank, which engages in a general banking business principally in Montgomery, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania and in northern and southern New Jersey and Delaware. The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.

At June 30, 2011, the Company had consolidated total assets of approximately $909.7 million, total deposits of approximately $629.0 million and shareholders’ equity of approximately $79.1 million. During the past two years, Royal Bank has continued to record losses in earnings, which have negatively impacted its capital ratios. The Company implemented a strategy to mitigate this impact to the capital ratios through the reduction of the balance sheet (deleveraging). The balance sheet deleveraging has been accomplished primarily through the run off of maturing brokered CDs and FHLB borrowings as required under the Orders by reducing the balances of investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued losses of income by maintaining that capital ratio as a percentage of the remaining reduced level of assets in order to achieve capital ratios at required regulatory levels.

The Company signed a letter of intent in the first quarter of 2011 to sell a pool of $54.1 million of classified assets in a bulk sale, which was expected to close in the second quarter of 2011. The associated sale value, or fair market value, of the classified assets resulted in an additional loss of $14.2 million during the fourth quarter of 2010. The Company was unable to arrive at a mutually satisfactory purchase and sale agreement with the prospective purchaser and terminated negotiations. The Company has marketed these assets within the pool to individual buyers to facilitate the reduction of classified assets and improve the credit quality of the loan portfolio. Efforts through the six months ended June 30, 2011 have resulted in the sale of $4.8 million of assets originally within the pool.  The Company recorded a net gain of $898,000 on these sold assets.

The Company recorded a net loss for the quarter ended June 30, 2011 of $4.2 million compared to a net loss of $4.5 million reported for the quarter ended June 30, 2010, while the net loss for the six months ended June 30, 2011 was $5.7 million compared to a net loss of $5.6 million for the comparable period of 2010. The year-over-year favorable change in the net loss for the current quarter was primarily associated with an increase in other income of $1.1 million primarily associated with gains on the sale of investment securities and OREO properties, a $1.2 million reduction in the provision for loan and lease losses and a modest decline in other expenses of $256,000. The expense improvement year over year was related to overall expense reductions related to the absence of Royal Asian expenses in 2011 due to the sale of the banking subsidiary in December of 2010, the impairment of $1.6 million for real estate joint ventures in 2010 as compared to no impairment during 2011, which were partially offset by increased OREO impairment of $1.8 million.   These favorable changes were partially offset by a decrease in net interest income of $2.2 million that was attributed mainly to reductions in the average balances of loans and investment securities and a non-recurring adjustment of $905,000 in interest income in 2010 related to the correction of previously reversed income on a participation loan that was placed in non-accrual in November of 2006. The Company applied the guidance in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and section N “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” of “Topic 1, Financial Statements” of SAB No. 108 and determined that the prior period misstatements were not material.

The year over year increase in the net loss for the six month period ended June 30, 2011 compared to the same period in 2010 was primarily attributed to a decrease of $3.6 million in net interest income due to the negative impact on revenue of lower average balances for loans and investment securities. The unfavorable change year over year was partially offset by a decrease of $1.1 million in the provision for loan and lease losses, an increase in other income of $1.1 million mostly due to gains on the sale of investment securities and OREO properties and a reduction of other expenses of $1.3 million. The expense reduction was mainly associated with a reduction of impairment of $1.6 million for real estate joint ventures and an overall reduction in most expense categories due to the sale of Royal Asian at the end of 2010, which were partially offset by an increase in OREO impairment of $1.4 million.

The chief sources of revenue for the Company are interest income from extending loans and from investing in security instruments, mostly through its subsidiary Royal Bank.  Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases.  At June 30, 2011, commercial real estate loans, land development loans, construction loans, tax liens, and leases comprised 43%, 11%, 7%, 13%, and 8%, respectively, of Royal Bank’s loan portfolio.  Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market. Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread.  Please see the “Net Interest Margin” section in “Managements Discussion and Analysis of Financial Condition and Results of Operation” below for additional information on interest yield and cost.

Consolidated Net Loss

The Company recorded a net loss of $4.2 million for the second quarter of 2011 compared to a net loss of $4.5 million for the comparable quarter of 2010.  The loss for the second quarter of 2011 was primarily related to the loan loss provision of $3.1 million due to charge-offs and additional impairment on existing non-performing loans, lower net interest income associated with a reduction in interest earning assets, primarily loans and investments, and increased operating expenses related to credit quality. As a consequence of the continued weak housing market and minimal growth in the current economy, the Company continues to have a high level of non-performing assets which negatively impacts the net interest income but also operating expenses such as legal, loan collection and OREO costs. The unfavorable second quarter results were partially offset by total other income, which was mainly attributed to gains on the sale of OREO and AFS investment securities. The loss in the second quarter of 2010 was mainly associated with a loan loss provision of $4.3 million, higher operating expenses related to credit quality and a $1.6 million net impairment of real estate joint ventures. The Company has made progress over the past six months in reducing the level of non-performing assets as OREO assets and non-performing loans declined 13% and 5%, respectively, since year end 2010. Losses per share for basic and diluted were both $0.36 for the second quarter of 2011, as compared to basic and diluted losses per share of $0.38 for the same quarter of 2010.

For the six months ended June 30, 2011, the net loss amounted to $5.7 million compared to a net loss of $5.6 million for the comparable period of 2010. The year to date loss in 2011 was mainly related to a provision for loan losses amounting to $5.1 million, lower net interest income due to a continued reduction in loan and investment balances, a continued high level of non-performing assets and higher operating expenses mostly attributed to credit quality.  For the first six months of 2010 the Company’s net loss resulted from a loan loss provision of $6.2 million, credit related costs included in operating expenses and a $1.6 million net impairment of real estate joint ventures.  As previously noted, as a consequence of the continued weak housing market and slow growth economy, the Company continued to experience a high level of non-performing assets despite the recent progress. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  Basic and diluted losses per share were both $0.51 for the first six months of 2011, while basic and diluted losses per share were both $0.50 for the first six months of 2010.

Interest Income

Total interest income for the second quarter of 2011 amounted to $10.0 million, which represented a decline of $5.2 million, or 34.1%, from the comparable quarter of 2010.  The decrease was primarily driven by declines in average loan and investment balances year over year; declines in the yields on loan and investments also contributed to the overall decline. In addition, the year over year comparison was negatively impacted in the current quarter due to a one-time favorable adjustment of $905,000 in interest income in 2010 as described in the “Financial Highlights and Business Results” section in “Managements Discussion and Analysis of Financial Condition and Results of Operation”. Average interest earning assets of $854.4 million in the second quarter of 2011 declined $255.9 million, or 23.1%, from $1.1 billion in the second quarter of 2010, which was partially attributed to the Company’s deleveraging strategy.  Average loan balances of $483.7 million in the second quarter of 2011 decreased $172.8 million, or 26.3%, year over year.  The decline in loan balances was attributed to loan prepayments, loan pay downs, loans sales, charge-offs, and transfers to OREO through foreclosure proceedings, a limitation on commercial real estate and construction loans and the sale of Royal Asian in December of 2010. The primary focus of the lending department during the past year has been small business lending, owner occupied commercial real estate and small ticket leasing. Average investment securities of $318.2 million during the second quarter of 2011 experienced a decline of $81.5 million, or 20.4%, from the second quarter of 2010. The reduction in investments was primarily associated with the run off of the maturing brokered CDs and FHLB advances to facilitate the deleveraging initiative and to comply with the regulatory Orders. The sale of Royal Asian also contributed to the decline. Average cash equivalents for the three months ended June 30, 2011, amounted to $52.5 million and remained at a higher than normal level in order to maintain sufficient liquidity for liabilities maturing in the third quarter of 2011.

For the second quarter of 2011, the yield on average interest earning assets of 4.69% decreased 79 basis points from the level recorded during the comparable quarter of 2010.  The yield reduction was comprised of year over year declines of 83 basis points for loans (6.09% versus 6.92%) and 51 basis points for investments (3.31% versus 3.82%).  The decrease in loan yield reflected payoffs, and pay downs of higher yielding loans during 2010 and the first half of 2011 coupled with lower interest rates on new loans. Loan yields for the three months ended June 30, 2010 were positively impacted by the favorable one-time adjustment in 2010 previously noted. The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities during 2010 and 2011 with lower yielding government agency mortgage backed and CMO securities that resulted in an investment portfolio with an improved credit risk profile.

For the six months ended June 30, 2011, total interest income amounted to $20.6 million resulting in a decline of $10.2 million, or 33.2% year over year. The decrease was primarily driven by declines in average loan and investment balances year over year, a decline in the yields on loans and investments and the one-time favorable adjustment of $905,000 in interest income in 2010. Average interest earning assets were $860.5 million for the first six months of 2011 compared to $1.1 billion for the comparable period of 2010 resulting in a decline of $279.3 million, or 24.5%, which was partially attributed to the Company’s deleveraging strategy.  Average loan balances of $502.6 million in the first half of 2011 decreased $164.4 million, or 24.7%, year over year. The decline was again attributable to loan prepayments, loan pay downs, loan sales, charge-offs and transfers to OREO.  Average investments of $317.6 million decreased $101.3 million, or 24.2%, from the first six months of 2010 due to the run off of the maturing brokered CDs and FHLB advances to facilitate the deleveraging initiative and to comply with the regulatory Orders. The sale of Royal Asian also contributed to the decline.

The yield on average interest earning assets for the six months ended June 30, 2011 of 4.82% declined by 63 basis points from 5.45% for the comparable period of 2010. The yield reduction was comprised of year over year declines of 59 basis points for loans (6.20% versus 6.79%) and 75 basis points for investments (3.23% versus 3.98%).  The decrease in loan yield reflected payoffs and pay downs of higher yielding loans during 2010 and the first half of 2011, lower interest rates on new loans and the negative impact of the favorable one-time adjustment in 2010 previously noted. The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities during 2010 and 2011 with lower yielding government agency mortgage backed and CMO securities.

Interest Expense

Total interest expense amounted to $3.8 million in the second quarter of 2011, which resulted in a decline of $3.0 million, or 43.9%, from the comparable quarter of 2010.  The reduction in interest expense was mainly associated with a lower level of interest bearing liabilities and a decline in the interest rates paid on those liabilities. Average balances for interest bearing liabilities of $767.3 million for the second quarter of 2011 represented a decline of $236.7 million, or 23.6%, from the comparable quarter of 2010 primarily due to the run off of maturing brokered CDs and FHLB advances and the sale of Royal Asian. Average time deposits, which include retail and brokered CDs, amounted to $359.1 million during the second quarter of 2011, which resulted in a decline of $158.3 million, or 30.6%, from the level of the comparable quarter of 2010 due principally to the reduction in brokered CDs and the sale of Royal Asian. Management elected to not roll over maturing brokered CDs as part of the requirements of the regulatory Orders to reduce non-core funding coupled with the deleveraging strategy. Average balances for borrowings, mostly FHLB advances, amounted to $178.4 million for the second quarter of 2011, reflecting a decline of $84.3 million, or 32.1%, from the comparable period of 2010. Management has reduced the reliance on FHLB advances due to the suspension of the FHLB dividend at year end 2008 and the current requirement of 105% collateral delivery status for FHLB advances.

The yield on average interest bearing liabilities was 2.01% for the second quarter of 2011 down 72 basis points from 2.73% for the comparable quarter of 2010 as all interest bearing liabilities experienced interest rate declines year over year.  The average interest rate paid on average interest bearing deposits for the second quarter of 2011 was 1.74% resulting in a decline of 68 basis points from the level of 2.42% during the comparable quarter of 2010. The average interest rate paid on CDs during the second quarter of 2011 was 2.25%, which declined 79 basis points, year over year, due to lower interest rates on new accounts, the re-pricing at lower interest rates on a significant portion of the maturing retail CDs, the continued run off of maturing brokered CDs and the sale of Royal Asian, which generally paid higher interest rates on time deposits than Royal Bank. The average interest rate paid on borrowings during the second quarter of 2011 was 2.90% resulting in a decline of 71 basis points year over year due to the redemption of FHLB advances during 2010.

For the six months ended June 30, 2011, total interest expense of $7.9 million decreased $6.6 million, or 45.6%, from the comparable period in 2010. The decline in interest expense for the first half of 2011 was due to a $259.3 million, or 25.0%, decline in average interest bearing liabilities relative to the comparable six month period of 2010 and a 77 basis point decline in the interest rates paid on interest bearing liabilities year over year.  Average interest bearing deposits for the first half of 2011 of $598.3 million decreased $167.7 million, or 21.9%, year over year, and was almost entirely associated with CDs due to the run off of brokered CDs and the sale of Royal Asian as previously mentioned. Average borrowings of $179.3 million for the first six months of 2011 declined $91.6 million, or 33.8%, from the first six months of 2010 due to the redemption of FHLB advances.

Consistent with the current quarter’s results, the re-pricing of retail time deposits, the run off of brokered deposits, the redemption of FHLB advances and the sale of Royal Asian resulted in significant reductions on interest rates paid on interest bearing liabilities in the first six months of 2011 relative to the comparable period of 2010. The average interest rate paid on CDs during the first six months of 2011 was 2.30% versus 3.12% in the comparable period of 2010 resulting in an 82 basis point decline. The average rate paid on borrowings amounted to 2.91% for the first six months of 2011 as compared to 3.68%, which resulted in a 77 basis point decline for the comparable period of 2010.

Net Interest Margin

The net interest margin for the second quarter of 2011 of 2.89% decreased 12 basis points from the comparable quarter of 2010. The improvement in the funding costs, which resulted in a reduction of 72 basis points, was more than offset by the 79 basis point reduction in the yield on interest earning assets primarily due to the one-time favorable adjustment to interest income in 2010. Excluding the one-time adjustment of 2010, the net interest margin would have been 2.69% and the year over year change would have resulted in an improvement of 20 basis points in the margin. The Company continues to benefit from the pay down of maturing higher cost funds, such as brokered CDs and FHLB advances, and the continued re-pricing of maturing retail CDs at lower interest rates at high retention levels. However, the payoffs and pay downs of higher yielding loans and the replacement of sold and called higher yielding investment securities with lower yielding government agency bonds and CMO securities have partially offset benefits of the reduced funding costs during the second quarter of 2011 when the 2010 adjustment is excluded. The change in the mix of interest earning assets negatively impacted the net interest margin year over year. During the second quarter of 2011, loans, which are the highest yielding interest earning asset, amounted to 56.7% of total interest earning assets while they represented 59.1% of the interest earning assets for the comparable period of 2010.

The net interest margin of 2.98% for the six month period ended June 30, 2011, improved 8 basis points from 2.90% in the comparable period of 2010. Excluding the one-time adjustment in 2010 the net interest margin would have been 2.75% and the year over year improvement would have amounted to a 23 basis improvement.  Interest rates paid on total interest bearing liabilities for the six month period ended June 30, 2011 declined 77 basis points to 2.04% from the prior year’s comparable period. The yield on interest earning assets of 4.82% amounted to a decline of 63 basis points for the same period in 2010. The factors improving the net interest margin for the six month period of 2011 relative to the comparable period of 2010 were similar to those that affected the net interest margin during the second quarter. The change in the mix of interest earning assets however was less pronounced for the six month comparison year over year as loans amounted to 58.4% of the total interest earning assets in 2011 versus 58.5% for the comparable period of 2010.

On a linked quarter basis the net interest margin of 2.89% in the second quarter of 2011 declined 21 basis points from 3.10% in the first quarter of 2011 due to a lower concentration of loans within interest earnings assets as previously noted and the loss of higher yielding loans associated with payoffs and pay downs. While the Company expects to continue to benefit from the re-pricing of retail CDs and the run off of maturing brokered CDs and FHLB advances over the next few quarters, improvement in the margin will be dependent upon an increased concentration of loans within total interest earning assets which will be driven primarily by loan growth.

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest bearing assets and interest bearing liabilities, as well as average interest rates for the periods indicated, exclusive of interest on obligations related to real estate owned via equity investment.  The loans outstanding include non-accruing loans.  The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (FTE) and annualized basis.  The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and loans using the federal statutory tax rate of 35% for each period presented.

	For the three months ended			For the three months ended
	June 30, 2011			June 30, 2010
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$52,450	$30	0.23%	$54,101	$38	0.28%
Investments securities	318,191	2,623	3.31%	399,697	3,804	3.82%
Loans	483,709	7,347	6.09%	656,472	11,331	6.92%
Total interest earning assets	854,350	10,000	4.69%	1,110,270	15,173	5.48%
Non-earning assets	80,101			94,209
Total average assets	$934,451			$1,204,479
Interest-bearing deposits
NOW and money markets	$214,152	516	0.97%	$208,043	531	1.02%
Savings	15,661	22	0.56%	15,865	23	0.58%
Time deposits	359,109	2,011	2.25%	517,407	3,918	3.04%
Total interest bearing deposits	588,922	2,549	1.74%	741,315	4,472	2.42%
Borrowings	178,419	1,291	2.90%	262,710	2,362	3.61%
Total interest bearing liabilities	767,341	3,840	2.01%	1,004,025	6,834	2.73%
Non-interest bearing deposits	61,952			61,059
Other liabilities	22,531			33,790
Shareholders' equity	82,627			105,605
Total average liabilities and equity	$934,451			$1,204,479
Net interest margin		$6,160	2.89%		$8,339	3.01%

	For the six months ended			For the six months ended
	June 30, 2011			June 30, 2010
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$40,352	$51	0.25%	$53,900	$73	0.27%
Investments securities	317,594	5,082	3.23%	418,935	8,273	3.98%
Loans	502,571	15,441	6.20%	667,007	22,450	6.79%
Total interest earning assets	860,517	20,574	4.82%	1,139,842	30,796	5.45%
Non-earning assets	82,321			92,225
Total average assets	$942,838			$1,232,067
Interest-bearing deposits
NOW and money markets	$214,735	1,033	0.97%	$210,517	1,093	1.05%
Savings	15,720	43	0.55%	15,639	45	0.58%
Time deposits	367,873	4,198	2.30%	539,859	8,341	3.12%
Total interest bearing deposits	598,328	5,274	1.78%	766,015	9,479	2.50%
Borrowings	179,265	2,585	2.91%	270,832	4,944	3.68%
Total interest bearing liabilities	777,593	7,859	2.04%	1,036,847	14,423	2.81%
Non-interest bearing deposits	59,437			62,234
Other liabilities	22,377			27,363
Shareholders' equity	83,431			105,623
Total average liabilities and equity	$942,838			$1,232,067
Net interest margin		$12,715	2.98%		$16,373	2.90%

Rate Volume Analysis

The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and six month periods ended June 30, 2011, as compared to the respective period in 2010, into amounts attributable to both rates and volume variances.

	For the three months ended			For the six months ended
	June 30,			June 30,
	2011 vs. 2010			2011 vs. 2010
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(7)	$(3)	$(10)	$(27)	$3	$(24)
Federal funds sold	2	-	2	2	-	2
Total short term earning assets	(5)	(3)	(8)	(25)	3	(22)
Investments securities	(782)	(399)	(1,181)	(1,629)	(1,562)	(3,191)
Loans
Commercial demand loans	(1,154)	(1,066)	(2,220)	(2,084)	(1,437)	(3,521)
Commercial mortgages	(919)	(146)	(1,065)	(1,756)	(338)	(2,094)
Residential and home equity	(16)	21	5	(35)	-	(35)
Leases receivables	(47)	(3)	(50)	(53)	(11)	(64)
Tax certificates	(263)	(247)	(510)	(404)	(454)	(858)
Other loans	(9)	1	(8)	(19)	4	(15)
Loan fees	(136)	-	(136)	(422)	-	(422)
Total loans	(2,544)	(1,440)	(3,984)	(4,773)	(2,236)	(7,009)
Total decrease in interest income	$(3,331)	$(1,842)	$(5,173)	$(6,427)	$(3,795)	$(10,222)
Interest expense
Deposits
NOW and money market	$15	$(30)	$(15)	$22	$(85)	$(63)
Savings	-	(1)	(1)	-	(2)	(2)
Time deposits	(1,031)	(875)	(1,906)	(2,284)	(1,856)	(4,140)
Total deposits	$(1,016)	$(906)	$(1,922)	$(2,262)	$(1,943)	$(4,205)
Trust preferred	-	-	-	-	2	2
Borrowings	(682)	(390)	(1,072)	(1,496)	(866)	(2,362)
Total decrease in interest expense	$(1,698)	$(1,296)	$(2,994)	$(3,758)	$(2,807)	$(6,565)
Total decrease in net interest income	$(1,633)	$(546)	$(2,179)	$(2,669)	$(988)	$(3,657)

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

The provision for loan and lease losses was $3.1 million and $5.1 million for the three and six months ended June 30, 2011, respectively, compared to $4.3 million and $6.2 million for the three and six months ended June 30, 2010, respectively.  The 2011 provision is directly related to $5.1 million in additional specific reserves that were charged-off during the second quarter of 2011.

The ALLL decreased $1.5 million from $21.1 million at December 31, 2010 to $19.6 million at June 30, 2011. The decrease was primarily attributable to a $58.9 million decline in loan balances during the first six months of 2011.  Impaired loans were $62.2 million at June 30, 2011 compared to $65.1 million at December 31, 2010.  The ALLL was 4.48% of total loans and leases at June 30, 2011 compared to 4.25% at December 31, 2010.

Management believes that the ALLL at June 30, 2011 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the ALLL were as follows:

(In thousands)	For the three months ended	For the six months ended	For the year ended December 31,
	June 30, 2011		2010
Balance at period beginning	$23,048	$21,129	$30,331
Charge-offs
Commercial and industrial	(552)	(552)	(5,930)
Construction and land development	(3,649)	(3,649)	(13,413)
Real Estate - residential	(507)	(507)	(731)
Real Estate - residential - mezzanine	-	-	(2,480)
Real Estate - non-residential	(1,685)	(1,685)	(7,352)
Real Estate - multifamily	(329)	(329)	(787)
Leases	(133)	(309)	(972)
Tax certificates	(42)	(43)	(49)
Total charge-offs	(6,897)	(7,074)	(31,714)
Recoveries
Commercial and industrial	2	3	81
Construction and land development	12	12	116
Real Estate - residential	150	151	313
Real Estate - non-residential	-	-	684
Real Estate - multi-family	240	249	18
Leases	3	3	51
Tax certificates	-	-	37
Other	-	1	-
Total recoveries	407	419	1,300
Net charge offs	(6,490)	(6,655)	(30,414)
Provision for loan and lease losses	3,056	5,140	22,140
Allowance related to disposed assets	-	-	(928)
Balance at period end	$19,614	$19,614	$21,129

An analysis of ALLL by loan type is set forth below:

	June 30, 2011		December 31, 2010
(In thousands, except percentages)	Allowance amount	Percent of outstanding loans in each category to total loans	Allowance amount	Percent of outstanding loans in each category to total loans
Commercial and industrial	$1,898	12.8%	$3,797	14.9%
Construction	2,107	5.2%	1,117	5.8%
Land Development	2,681	9.9%	2,859	10.2%
Real Estate - residential	1,141	6.3%	1,106	5.9%
Real Estate – non-residential	8,190	41.1%	9,534	39.0%
Real Estate – multi-family	449	2.3%	652	2.1%
Tax certificates	641	13.7%	380	14.2%
Lease financing	1,826	8.6%	1,670	7.8%
Consumer	13	0.2%	12	0.2%
Unallocated	668	-	2	0.0%
Total ALLL	$19,614	100.0%	$21,129	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	June 30,	December 31,
(Amounts in thousands)	2011	2010
Non-accrual LHFI (1)	$45,296	$43,162
Non-accrual LHFS	17,433	22,643
Other real estate owned	25,448	29,244
Total nonperforming assets	$88,177	$95,049

Nonperforming assets to Total assets	9.69%	9.69%
Total non-accural loans to Total loans	13.57%	12.50%
ALLL to non-accrual LHFI	43.30%	48.95%
ALLL to Total LHFI	4.48%	4.25%

ALLL	$19,614	$21,129
Total LHFI	$437,983	$496,854
Total loans	$462,342	$526,475
Total assets	$909,684	$980,626

(1) Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	June 30, 2011		December 31, 2010
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$16,376	$1,458	$19,758	$-
Real Estate-non-residential	9,676	-	10,060	1,363
Commercial & industrial	13,557	-	5,958	-
Residential real estate	1,395	22	2,399	74
Multi-family	1,776	-	2,453	245
Leasing	807	314	732	194
Tax certificates	1,709	328	1,802	31
Total non-accrual LHFI	$45,296	$2,122	$43,162	$1,907

Non-accrual loans held for sale
Construction and land development	$12,603	-	$13,371	-
Real Estate-non-residential	4,584	-	8,638	-
Residential real estate	246	-	634	-
Total non-accrual LHFS	$17,433	-	$22,643	-
Total non-accrual loans	$62,729	$2,122	$65,805	$1,907

Non-accrual loan activity for the first and second quarters of 2011 is set forth below:

		1st Quarter Activity
(In thousands)	Balance at December 31, 2010	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at March 31, 2011
Non-accrual loans held for investment
Construction and land development	$19,758	$5,268	$(4,321)	$-	$-	$20,705
Real Estate-non-residential	10,060	-	(197)	-	-	9,863
Commercial & industrial	5,958	656	(1,079)	-	-	5,535
Residential real estate	2,399	350	(211)	-	-	2,538
Multi-family	2,453	-	(38)	-	-	2,415
Leasing	732	115	-	(176)	-	671
Tax certificates	1,802	1	(12)	(1)	-	1,790
Total non-accrual LHFI	$43,162	$6,390	$(5,858)	$(177)	$-	$43,517

Non-accrual loans held for sale
Construction and land development	$13,371	$400	$(51)	$-	$-	$13,720
Land development	-	-	-	-	-	-
Real Estate-non-residential	8,638	686	(4)	-	(2,581)	6,739
Commercial & industrial	-	-	-	-	-	-
Multi-family	-	51	-	-	-	51
Total non-accrual LHFS	$22,643	$1,575	$(55)	$-	$(2,581)	$21,582
Total non-accrual loans	$65,805	$7,965	$(5,913)	$(177)	$(2,581)	$65,099

		2nd Quarter Activity
(In thousands)	Balance at March 31, 2011	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at June 30, 2011
Non-accrual loans held for investment
Construction and land development	$20,705	$-	$(305)	$(3,649)	$(375)	$16,376
Real Estate-non-residential	9,863	5,549	(4,051)	(1,685)	-	9,676
Commercial & industrial	5,535	8,694	(120)	(552)	-	13,557
Residential real estate	2,538	110	(467)	(507)	(279)	1,395
Multi-family	2,415	-	-	(329)	(310)	1,776
Leasing	671	269	-	(133)	-	807
Tax certificates	1,790	41	(81)	(41)	-	1,709
Total non-accrual LHFI	$43,517	$14,663	$(5,024)	$(6,896)	$(964)	$45,296

Non-accrual loans held for sale
Construction and land development	$13,720	$-	$(814)	$(303)	$-	$12,603
Real Estate-non-residential	6,739	-	(2,155)	-	-	4,584
Commercial & industrial	-	-	-	-	-	-
Residential real estate	1,072	-	(826)	-	-	246
Multi-family	51	-	(51)	-	-	-
Total non-accrual LHFS	$21,582	$-	$(3,846)	$(303)	$-	$17,433
Total non-accrual loans	$65,099	$14,663	$(8,870)	$(7,199)	$(964)	$62,729

*Charge-offs on LHFI were recorded in the ALLL while impairment on LHFS was recorded in other expenses.

There was one significant addition to non-accrual loans during the first quarter of 2011:

•
A $5.3 million participation in a $249.0 million loan to build a 250 unit condo hotel plus 18 condo units operated by a global hospitality company in Florida became non-accrual in the first quarter of 2011. The construction has been completed and the property is generating income and is currently being managed primarily as a hotel rather than a condo hotel. However, it is insufficient to pay down the debt since the individual units have been equipped with amenities and furnishings found in a condo hotel (similar to a timeshare) but not normally included in hotel rooms. In addition the guarantors do not have sufficient financial standing to support the existing debt level. A current appraisal indicated impairment in accordance with ASC Topic 310.  During the second quarter of 2011, the Company recorded a charge-off through the ALLL of $1.9 million, of which $690,000 had been specifically reserved for this loan during the first quarter of 2011.

The following is a detailed list of the significant additions to non-accrual loans during the second quarter of 2011:

•
An $8.1 million acquisition and development loan that is part of a loan participation to build a timeshare building in Las Vegas, Nevada became non-accrual during the second quarter of 2011.  The hotel has currently been completed with the exception of 21 Penthouse suites which are built to suit once sold.  The timeshare units are currently being used as hotel rooms as the ability for the borrower to place the time share receivables in this market is not currently possible.  The borrower is also working through credit lines that are fully funded due to the lack of the securitization ability in this economy.  The most recent appraisal which was discounted by Management to reflect current values did not indicate impairment in accordance with ASC Topic 310.

•
A $5.5 million commercial real estate loan became non-accrual during the second quarter of 2011 as a result of the borrower’s inability to meet a scheduled principal reduction payment. The loan was to refinance an existing mortgage on and renovations to a 3-story limited service hotel facility with 76 guestrooms located in Burlington County, New Jersey. The most recent appraisal did not indicate impairment in accordance with ASC Topic 310.

Total non-accrual loans at June 30, 2011 were $62.7 million and were comprised of $45.3 million in LHFI and $17.4 million in LHFS.  Total non-accrual loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS.  The $3.1 million decrease was the result of a $14.8 million reduction in existing non-accrual loan balances through payments or return to accrual status, $7.4 million in charge-offs, and $3.5 million transferred to OREO which were offset by additions of $22.6 million.  The Company does not accrue interest income on non-accrual loans.  If interest had been accrued, such income would have been approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2011.  Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.  Total cash collected on non-accrual and impaired loans for the three months and six months ended June 30, 2011 was $8.0 million and $13.8 million, respectively.  The Company had six TDRs, of which five are on non-accrual loans, with a total carrying value of $14.0 million and no loans past due 90 days or more on which it has continued to accrue interest during the quarter.

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(In thousands)	2011	2010
Impaired LHFI with a valuation allowance	$9,709	$9,620
Impaired LHFI without a valuation allowance	35,088	32,805
Impaired LHFS	17,433	22,643
Total impaired loans	$62,230	$65,068
Valuation allowance related to impaired LHFI	$2,122	$1,907

	June 30,
(In thousands)	2011	2010
Average investment in impaired loans	$66,955	$74,058
Interest income recognized on impaired loans	$6	$202

Included in the $2.1 million in specific reserves at June 30, 2011 was $1.8 million in new or additional impairment on three existing non-accrual loans based on new appraisals or changes in expected cash flows.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased $3.8 million from $29.2 million at December 31, 2010 to $25.4 million at June 30, 2011.  Set forth below is a table which details the changes in OREO from December 31, 2010 to June 30, 2011.

	2011
(In thousands)	First Quarter	Second Quarter
Beginning balance	$29,244	$30,681
Net proceeds from sales	(1,594)	(4,320)
Net gain on sales	394	900
Assets acquired on non-accrual loans	3,030	1,469
Other	-	(535)
Impairment charge	(393)	(2,747)
Ending balance	$30,681	$25,448

During the second quarter of 2011, the Company sold collateral related to three loans.  The Company received net proceeds of $3.7 million and recorded a gain of $912,000 as a result of these sales. Also during the second quarter, the collateral for a loan in which the Company was a participant was sold. The Company was entitled to 14.4% of the net sales proceeds.  The Company received net proceeds of $424,000 related to the sale with the remaining proceeds held in escrow.  In addition to the sales mentioned above the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $195,000 and recorded losses of $12,000 as a result of these sales.  During the second quarter of 2011, the Company foreclosed on 19 properties which were predominantly residential rental properties related to two lending relationships.  The Company transferred $589,000 to OREO after recording an $835,000 charge-off, for which $245,000 had previously been reserved, in the allowance for loan and lease losses in accordance with ASC Topic 310.  The collateral for a loan in which the Company participates was acquired by the lead bank.  The Company is entitled to 23.2% of the collateral value, which is farmland.  The Company transferred $375,000 to OREO after recording a $79,000 charge-off in the allowance for loan and lease losses in accordance with ASC Topic 310.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $505,000 to OREO.

During the second quarter of 2011, the Company entered into a sales agreement on a rental community consisting of 102 dwelling units for which the Company received a deed in lieu of foreclosure in the second quarter of 2010.  The Company recorded a $2.2 million impairment charge based on the expected net proceeds of the sale. Additional impairment was recorded on two commercial building lots in Maryland that were transferred to OREO during the third quarter of 2010.  After performing an impairment analysis using an updated appraisal on the two lots, the Company recorded a $355,000 impairment charge.  The Company recorded impairment charges of $156,000 related to properties acquired through the tax lien portfolio.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $7.3 million and $20.5 million at June 30, 2011 and December 31, 2010, respectively.

Other Income

For the second quarter of 2011 other income was $2.8 million compared to other income of $1.7 million for the comparable quarter in 2010. The $1.1 million, or 62.2%, increase in other income quarter over quarter was primarily a result of a $726,000 increase in net gains on the sale of other real estate owned ($900,000 in 2011 versus $174,000 in 2010) and a $671,000 increase in net gains on the sale of available for sale securities ($1.1 million in 2011 compared to $422,000 in 2010).  Partially offsetting these positive increases was a $216,000 increase in OTTI charges related to available for sale securities ($381,000 in 2011 versus $165,000 in 2010) and an $118,000 decrease in gains on the sale of loans and leases.  The OTTI charges were comprised of $334,000 and $47,000 relating to one trust preferred security and a common stock, respectively.

For the six months ended June 30, 2011, other income amounted to $4.2 million compared to other income of $3.0 million for comparable period of 2010, an increase of $1.2 million, or 37.3%. The $1.2 million improvement was primarily attributable to a $963,000 increase in net gains on the sale of other real estate owned ($1.3 million in 2011 versus $331,000 in 2010), a $513,000 increase in net gains on the sale of available for sale securities ($1.1 million in 2011 compared to $588,000 in 2010) and a $356,000 increase in other income ($629,000 in 2011 versus $273,000 in 2010).  The increase in other income for the first six months of 2011 compared to the comparable period of 2010 was primarily attributable to a $250,000 gain related to a partial recovery of a fully impaired real estate joint venture coupled with increased rental income mainly associated with two OREO properties.  Partially offsetting these positive increases was a $610,000 decrease in gains on the sale of loans and leases.

Other Expense

Non-interest expense for the second quarter of 2011 amounted to $9.8 million resulting in a decrease of $256,000, or 2.6%, from the comparable quarter of 2010. The decrease quarter versus quarter was mainly related to a $1.6 million reduction in impairments on investments in real estate joint ventures ($0 in 2011 compared to $1.6 million in 2010), a $216,000 decrease in occupancy and equipment which was related to the sale of Royal Asian Bank and a $204,000 decrease in FDIC Insurance and Pennsylvania Department of Banking assessments which was primarily related to a lower assessment for the FDIC expense for Royal Bank due to the reduction in deposits, primarily brokered CDs, during the past year and the sale of Royal Asian.  Partially offsetting these improvements was a $1.8 million increase in impairment charges on OREO properties ($2.7 million in 2011 versus $960,000 in 2010) and a $304,000 increase in impairment charges on loans held for sale ($304,000 in 2011 compared to $0 in 2010), both of which were related to updated appraisals.

For the six months ended June 30, 2011 non-interest expense of $16.8 million amounted to a decrease of $1.3 million, or 7.4%, above the level of the comparable period of 2010. The decrease year over year was primarily related to a $1.6 million reduction in impairments on investments in real estate joint ventures ($0 in 2011 compared to $1.6 million in 2010), a $543,000 decrease in FDIC Insurance and Pennsylvania Department of Banking assessments as a result of the reduction in deposits and the sale of Royal Asian mentioned above, a $410,000 decrease in occupancy and equipment and a $393,000 decrease in employee salaries and benefits.  The decrease in occupancy and equipment expenses and employee salaries and benefits was mainly related to the sale of Royal Asian Bank.  Partially offsetting these improvements was a $1.4 million increase in impairment charges on OREO properties, a $414,000 increase in professional and legal fees as a result of the continued efforts to reduce the problem asset portfolio, and a $304,000 increase in impairment charges on loans held for sale.

Income Taxes

Total income tax expense for the second quarter of 2011 and the comparable quarter of 2010 was $0. The Company did not record a tax benefit despite the net loss in the second quarter of 2011 since it concluded at December 31, 2010 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009 and 2010, the Company established additional valuation allowances of $10.2 million and $7.7 million, respectively, which was the result of the net operating losses for each year and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at June 30, 2011, totaled $33.5 million. The effective tax rate for the second quarters of both 2011 and 2010 was 0%.

Total income tax expense for the six months ended June 30, 2011 and June 30, 2010 was $0. The Company did not record a tax benefit despite the net loss for the first six months of 2011 since it concluded at December 31, 2010 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. As mentioned above, management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the first six months of both 2011 and 2010 was 0%.

Results of Operations by Business Segments

The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”.  The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments: RBA Leasing  (“Leasing” in the segment table below). For a description of the different business segments refer to “Note 18 - Segment Information” to the Consolidated Financial Statements.

	Three months ended June 30, 2011
(In thousands)	Community Banking	Tax Lien Operation	Equity Investment	Leasing	Consolidated
Total assets	$783,194	$85,340	$4,689	$36,461	$909,684
Total deposits	$628,961	$-	$-	$-	$628,961

Interest income	$7,294	$1,838	$-	$868	$10,000
Interest expense	2,908	643	-	289	3,840
Net interest income	$4,386	$1,195	$-	$579	$6,160
Provision for loan and lease losses	2,600	193	-	263	3,056
Total other income	2,189	32	445	121	2,787
Total other expenses	8,916	526	53	290	9,785
Income tax (benefit) expense	(319)	196	-	123	-
Net (loss) income	$(4,622)	$312	$392	$24	$(3,894)
Noncontrolling interest	$-	$125	$196	$10	$331
Net (loss) income attributable to Royal Bancshares	$(4,622)	$187	$196	$14	$(4,225)

	Three months ended June 30, 2010
(In thousands)	Community Banking	Tax Lien Operation	Equity Investment	Leasing	Consolidated
Total assets	$1,032,722	$104,956	$6,120	$39,680	$1,183,478
Total deposits	$791,827	$-	$-	$-	$791,827

Interest income	$11,878	$2,373	$-	$922	$15,173
Interest expense	5,654	868	5	312	6,839
Net interest income (expense)	$6,224	$1,505	$(5)	$610	$8,334
Provision for loan and lease losses	3,718	10	-	562	4,290
Total other income	1,118	219	335	47	1,718
Impairment -real estate joint ventures	1,552	-	-	-	1,552
Total other expenses	7,498	598	95	298	8,489
Income tax (benefit) expense	(583)	489	82	11	-
Net (loss) income	$(4,844)	$626	$153	$(214)	$(4,279)
Noncontrolling interest	$(23)	$250	$118	$(86)	$259
Net (loss) income attributable to Royal Bancshares	$(4,821)	$375	$35	$(128)	$(4,538)

	Six months ended June 30, 2011
(In thousands)	Community Banking	Tax Lien Operation	Equity Investment	Leasing	Consolidated
Total assets	$783,194	$85,340	$4,689	$36,461	$909,684
Total deposits	$628,961	$-	$-	$-	$628,961

Interest income	$14,602	$4,227	$-	$1,745	$20,574
Interest expense	5,920	1,356	-	583	7,859
Net interest income	$8,682	$2,871	$-	$1,162	$12,715
Provision for loan and lease losses	4,374	304	-	462	5,140
Total other income	2,969	486	445	251	4,151
Total other expenses	15,101	930	101	622	16,754
Income tax (benefit) expense	(1,114)	830	-	284	-
Net (loss) income	$(6,710)	$1,293	$344	$45	$(5,028)
Noncontrolling interest	$-	$518	$172	$18	$708
Net (loss) income attributable to Royal Bancshares	$(6,710)	$775	$172	$27	$(5,736)

	Six months ended June 30, 2010
(In thousands)	Community Banking	Tax Lien Operation	Equity Investment	Leasing	Consolidated
Total assets	$1,032,722	$104,956	$6,120	$39,680	$1,183,478
Total deposits	$791,827	$-	$-	$-	$791,827

Interest income	$23,810	$5,137	$-	$1,849	$30,796
Interest expense	12,025	1,783	19	615	14,442
Net interest income (expense)	$11,785	$3,353	$(19)	$1,234	$16,354
Provision for loan and lease losses	5,396	60	-	737	6,193
Total other income	2,189	289	428	117	3,023
Impairment -real estate joint ventures	1,552	-	-	-	1,552
Total other expenses	14,938	1,084	265	255	16,542
Income tax (benefit) expense	(1,335)	1,054	51	231	-
Net (loss) income	$(6,576)	$1,444	$94	$128	$(4,910)
Noncontrolling interest	$-	$578	$72	$51	$701
Net (loss) income attributable to Royal Bancshares	$(6,576)	$866	$22	$77	$(5,611)

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

Employees: Royal Bank employed approximately 153 people on a full-time equivalent basis as of June 30, 2011.

Deposits: At June 30, 2010, total deposits of Royal Bank were distributed among demand deposits (9%), money market deposit, savings and Super Now accounts (38%) and time deposits (53%). At June 30, 2011, deposits decreased $64.3 million, or 9.2%, to $632.9 million, from year-end 2010, primarily due to a $66.6 million decrease in time deposits.  The decrease in time deposits was mainly due to the maturity of brokered deposits in the amount of $53.0 million. Included in Royal Bank’s deposits are approximately $4.0 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending: At June 30, 2011, Royal Bank, including its subsidiaries, had a total net loan portfolio of $418.3 million (excluding loans held for sale), representing 47% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans.  At June 30, 2011, loans decreased $56.9 million, or 12.0%, from year end 2010 due to pay downs, $7.4 million in charge-offs, and $3.5 million in transfers to OREO.

Business results: Total interest income of Royal Bank for the quarter ended June 30, 2011 was $10.0 million compared to $13.9 million for the quarter ended June 30, 2010, a decrease of 28%. Total interest income for the first six months of 2011 was $20.6 million compared to $28.3 million for the same period in 2010.  The decline in interest income for both the quarter and year to date was primarily attributed to a significant reduction in average loan balances and a lower yield on investment securities. Interest expense was $3.8 million for the quarter ended June 30, 2011, compared to $6.4 million for the quarter ended June 30, 2010, a decrease of 41%. Interest expense for the first six months of 2011 was $7.9 million compared to $13.6 million for the same period in 2010.  Royal Bank recorded a net loss for the quarter ended June 30, 2011 of $4.4 million compared to a net loss of $4.4 million for the quarter ended June 30, 2010. Royal Bank recorded a net loss of $5.8 million for the first half of 2011 compared to a net loss of $4.2 million for the first half of 2010.  The increase in net loss for the six month comparable period was largely due to a reduction in net interest income of $2.0 million as a result of lower yields on earning assets due to investments, loans, and interest bearing cash being reinvested at lower rates than the previous year which was partially offset by a reduction in the rates being paid on interest bearing liabilities.  The provision for loan and lease losses declined $279,000 as a result of the decrease in loan balances.  Total assets of Royal Bank were $900.4 million at June 30, 2011 compared to $973.0 million at December 31, 2010.  The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Asian Bank

Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. The Company completed the sale of Royal Asian on December 30, 2010 to an investor group through the purchase of all of the outstanding common stock of Royal Asian owned by the Company.  Royal Asian provided banking products and services to businesses and consumers in the Korean-American communities of Southeastern Pennsylvania, Northern New Jersey and Flushing, New York. Royal Asian’s results of operations are included in the three and six month segment tables for June 30, 2010. Royal Asian had assets of $94.5 million and deposits of $81.3 million at June 30, 2010.  Royal Asian recorded net income of $139,000 for the second quarter of 2010 and a net loss of $856,000 for the first six months of 2010.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: Total interest income of RID for the quarter ended June 30, 2011, of $172,000 declined 20.6% from $216,000 for the quarter ended June 30, 2010. For the first six months of 2011 total interest income amounted to $337,000 resulting in a 21.0% decrease from $427,000 during the first six months of 2010. For the quarter ended June 30, 2011, RID reported net income of $600,000, compared to net income of $20,000 for the quarter ended June 30, 2010 primarily due to $398,000 in investment gains being recorded in 2011.  For the first half of 2011, RID reported net income of $760,000 versus a net loss of $1,000 in the comparable period of 2010. At June 30, 2011, total assets of RID were $30.0 million, of which $1.5 million was held in cash and cash equivalents and $5.8 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At June 30, 2011 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At June 30, 2011, Royal Preferred LLC had total assets of approximately $21.5 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at June 30, 2011 amounted to 2.40%.

On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Federal Reserve Agreement entered into in May 2010 prohibits any distributions on trust preferred securities without the prior approval of the Federal Reserve Bank of Philadelphia and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of June 30, 2011, the trust preferred interest payment in arrears was $1.5 million and has been recorded in interest expense and accrued interest payable.

Tax Lien Operations

Crusader Servicing Corporation

The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania.  CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through another subsidiary, Royal Tax Lien Services, LLC.  At June 30, 2011, total assets of CSC were $10.1 million.  Included in total assets is $1.7 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama.  In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI.  In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount.  As a result of the deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired.  CSC has charged-off $3.0 million related to this loan through 2010.  During the first two quarters of 2011, the loan was impaired by an additional $328,000 as a result of updated valuations. The outstanding SMI loan balance was $1.7 million at June 30, 2011 compared to $1.8 million at December 31, 2010.

Business results: Net interest income of CSC for the quarter ended June 30, 2011, amounted to $46,000 which resulted in a decline of $55,000, from the comparable quarter of 2010. Net interest income for the first half of 2011 decreased $126,000 from $272,000 for the first half of 2010 to $146,000 due to the liquidation of the portfolio. For the three and six months ended June 30, 2011, CSC recorded net losses of $175,000 and $1,000, respectively, compared to net income of $64,000 and $45,000, respectively, for the comparable periods of 2010. The decline in net income for the three and six months ended June 30, 2011 was largely driven by an increase in the provision for lien losses specifically related to the SMI loan mentioned above.  At June 30, 2011, total assets of CSC were $10.1 million, of which $10.0 million was held in tax liens. The allowance for lien loss was $441,000 at June 30, 2011.

Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and in accordance with the provisions of Regulation W. At June 30, 2011, the amount due Royal Bank from CSC was $8.1 million.

Royal Tax Lien Services, LLC

On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania. RTL was formed to purchase and service delinquent tax certificates. RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.

Business results: Net interest income of RTL of $1.1 million for the quarter ended June 30, 2011, decreased $256,000, or 18.3%, for the comparable quarter of 2010 largely due to a decline in the average tax liens outstanding. For the first half of 2011, net interest income of $2.7 million decreased $356,000, or 11.6%, from the comparable period of 2010 due to a decline in tax liens year over year. Net income for RTL of $487,000 for the quarter ended June 30, 2011 declined $75,000, or 13.3%, from the comparable quarter of 2010 primarily due to OREO related charges of $102,000.  For the six months ended 2011 net income for RTL of $1.3 million declined $104,000, or 7.4%, from the comparable period of 2010 due to a decline in average tax liens outstanding for RTL over the past year. At June 30, 2011, total assets of RTL were $75.3 million, of which the majority was held in tax liens as compared to total assets at December 31, 2010 of $89.1 million, of which the majority was held in tax liens.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and in accordance with the provisions of Regulation W.  At June 30, 2011, the amount due Royal Bank from RTL was $66.8 million.

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

Business results: At June 30, 2011 and December 31, 2010, total assets of RIA prior to consolidation under ASC Topic 810 were $4.4 million and $4.0 million, respectively.  For the quarter ended June 30, 2011, RIA had net income of $441,000 compared to a net loss of $2.1 million for the comparable period of 2010 while net income for the first half of 2011 amounted to $427,000 compared to a net loss of $2.2 million for the comparable six months of 2010.  The loss for the three and six months ended June 30, 2010 was attributable to $2.5 million impairment recorded on a real estate joint venture during the second quarter of 2010.

Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and in accordance with the provisions of Regulation W. At June 30, 2011, there were no outstanding loans from Royal Bank to RIA.

Leasing Segment

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first six months of 2011 and 2010, neither sales nor purchases of lease portfolios were material.

Business results: At June 30, 2011, total assets of Royal Leasing were $36.5 million, including $36.1 million in net leases, as compared to $38.0 million in assets at December 31, 2010. During the quarter ended June 30, 2011, Royal Leasing had net interest income of $579,000, a decrease of $31,000 from the comparable period of 2010; provision for lease losses of $263,000 versus $562,000 in the comparable quarter of 2010; non-interest income of $121,000 as compared to $47,000 in the second quarter of 2010; and non-interest expense of $290,000 versus $298,000 for the second quarter of 2010.  Royal Leasing recorded net income prior to management distribution fees of $191,000 for the three months ended June 30, 2011 compared to net income of $18,000 for the comparable period in 2010. For the first half of 2011, Royal Leasing recorded net income prior to management distribution fees of $442,000 compared to net income of $360,000 for the comparable period of 2010.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At June 30, 2011, the amount due Royal Bank from RBA Leasing was $35.0 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at June 30, 2011 were $909.7 million, a decrease of $70.9 million, or 7.2%, from December 31, 2010.  This decrease was mainly attributed to a reduction of $57.4 million, or 12.1%, in net loans and leases related to pay downs, payoffs and transfers to OREO; and a $5.3 million, or 17.8%, decrease in loans held for sale.

Cash and Cash Equivalents

Total cash and cash equivalents of $54.8 million at June 30, 2011 increased $3.1 million, or 5.9%, from $51.7 million at December 31, 2010. These balances remain at a higher than historical level due to the expected pay off of additional maturing brokered CDs in the third quarter of 2011 and the decline in loans during the first two quarters of 2011.

Investment Securities

Total investment securities of $318.7 million grew slightly from $317.2 million at December 31, 2010.  The Company bought and sold U. S. government agency CMOs to reduce interest rate risk within the investment portfolio. FHLB stock was $9.4 million at June 30, 2011 and $10.4 million at December 31, 2010.

The AFS portfolio had gross unrealized losses of $1.8 million at June 30, 2011 and December 31, 2010.  For the three and six months ended June 30, 2011, the Company recorded $502,000 in OTTI, of which $121,000 was the non-credit related loss on a trust preferred security and was recognized in other comprehensive income. Management expects full collection of cash flows on the unimpaired investments within the AFS portfolio. The AFS portfolio had net unrealized gains of $4.9 million at June 30, 2011, which declined slightly from net unrealized gains of $5.0 million at December 31, 2010.

Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 15 - Comprehensive Income” to the Consolidated Financial Statements.  When a loss is deemed to be other than temporary but the Company does not intend to sell the security and it is not more likely than not that the Company will have to sell the security before recovery of its cost basis, the Company will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.

The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Loans and Leases

Total loans and leases of $438.0 million decreased $58.9 million, or 11.8%, from the level at December 31, 2010.  The decline was attributed to balances being paid down, loan payoffs and $7.1 million in charge-offs during the first two quarters of 2011.  Commercial and industrial loans declined $17.7 million, commercial real estate balances declined $14.1 million, tax liens declined $10.4 million and land development loans declined $7.2 million. The declines for all four loan categories were related to loan payoffs, pay downs and $5.9 million in charge-offs. The Company has become more selective in approving commercial real estate loans given the existing loan concentration coupled with the current weak commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans and owner occupied commercial real estate.

The following table represents loan balances by type:

	June 30,	December 31,
(In thousands)	2011	2010
Commercial and industrial	$56,282	$74,027
Construction	22,894	29,044
Land Development	43,419	50,594
Real Estate - residential	27,631	29,299
Real Estate - non-residential	180,103	194,203
Real Estate - multi-family	9,880	10,277
Tax certificates	60,009	70,443
Leases	37,598	38,725
Other	745	793
Total gross loans and leases	$438,561	$497,405
Deferred fees, net	(578)	(551)
Total loans and leases	$437,983	$496,854

Deposits

Total deposits, which are the primary source of funds, have decreased $65.0 million, or 9.4%, to $629.0 million at June 30, 2011, from December 31, 2010.  The decline in deposits was primarily associated with a $66.0 million decrease in certificates of deposit, primarily brokered CDs, which decreased $53.0 million as a result of the redemption of brokered CDs that matured during the first two quarters of 2011.  Retail time deposits decreased $13.0 million from year end 2010 due to less competitive interest rates being offered.  Money market and savings accounts declined $2.2 million, or 1.1% from December 31, 2010.  Partially offsetting these declines was an increase in demand and NOW accounts of $3.2 million, or 3.5%.  The Company has not renewed $170.9 million in brokered CDs in the last 18 months as required under the Orders to reduce our reliance on non-core deposits.

The following table represents ending deposit balances by type:

	June 30,	December 31,
(In thousands)	2011	2010
Demand (non-interest bearing)	$53,800	$52,872
NOW	43,201	40,884
Money Markets	178,944	180,862
Savings	15,610	15,922
Time deposits (over $100)	101,150	105,788
Time deposits (under $100)	200,209	208,534
Brokered deposits	36,047	89,051
Total deposits	$628,961	$693,913

Borrowings

Total borrowings, which include short and long-term borrowings, amounted to $151.5 million at June 30, 2011,  and decreased $3.4 million, or 2.2%, from $154.9 million at December 31, 2010. This reduction is attributed to the monthly payments on the amortizing borrowings during the first two quarters of 2011. Management has not incurred additional borrowings because of the FHLB 105% collateral delivery requirement applicable to Royal Bank, the FHLB’s suspension of its cash dividend and the requirement under the regulatory orders to reduce the level of non-core funding. There are no further maturities of FHLB advances until March of 2012.

Shareholders’ Equity

Consolidated shareholders’ equity of $79.1 million decreased $5.0 million, or 5.9%, from $84.1 million at December 31, 2010. The decrease was predominantly related to the $5.7 million net loss recorded for the first two quarters of 2011 which was partially offset by a $708,000 increase in noncontrolling interest and an improvement of $33,000 in other comprehensive income.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2011, the Company and Royal Bank met all capital adequacy requirements to which they are subject.

On July 15, 2009, Royal Bank agreed to enter into a Consent Order with each of the Federal Deposit Insurance Corporation and the Commonwealth of Pennsylvania Department of Banking.   As a result of these Orders, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders.  As shown in the table below, Royal Bank met these requirements at June 30, 2011 and December 31, 2010.

In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011 in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the difference of opinion.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2011	$83,679	14.23%	$47,040	8.00%	$58,800	10.00%
At December 31, 2010	$89,547	13.76%	$52,057	8.00%	$65,071	10.00%
Tier I capital (to risk-weighted assets)
At June 30, 2011	$76,178	12.96%	$23,520	4.00%	$35,280	6.00%
At December 31, 2010	$81,253	12.49%	$26,029	4.00%	$39,043	6.00%
Tier I Capital (to average assets, leverage)
At June 30, 2011	$76,178	8.34%	$36,515	4.00%	$45,644	5.00%
At December 31, 2010	$81,253	8.03%	$40,493	4.00%	$50,616	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

(In thousands)	For the six months ended June 30, 2011	For the year ended December 31, 2010
RAP net loss	$(13,935)	$(30,011)
Tax lien adjustment, net of noncontrolling interest	8,099	8,126
U.S. GAAP net loss	$(5,836)	$(21,885)

	At June 30, 2011		At December 31, 2010
	As reported under RAP	As adjusted for U.S. GAAP	As reported under RAP	As adjusted for U.S. GAAP
Total capital (to risk-weighted assets)	14.23%	16.18%	13.76%	15.54%
Tier I capital (to risk-weighted assets)	12.96%	14.90%	12.49%	14.27%
Tier I capital (to average assets, leverage)	8.34%	9.68%	8.03%	9.24%

The tables below reflect the Company’s capital ratios:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At June 30, 2011	$109,450	17.95%	$48,768	8.00%	N/A	N/A
At December 31, 2010	$115,227	17.21%	$53,570	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At June 30, 2011	$101,682	16.68%	$24,384	4.00%	N/A	N/A
At December 31, 2010	$106,699	15.93%	$26,785	4.00%	N/A	N/A
Tier I Capital (to average assets, leverage)
At June 30, 2011	$101,682	10.86%	$37,436	4.00%	N/A	N/A
At December 31, 2010	$106,699	9.68%	$44,075	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of December 31, 2010, March 31, 2011, and June 30, 2011 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

(In thousands)	For the six months ended June 30, 2011	For the year ended December 31, 2010
U.S. GAAP net loss	$(5,736)	$(24,093)
Tax lien adjustment, net of noncontrolling interest	(8,099)	(8,126)
RAP net loss	$(13,835)	$(32,219)

	At June 30, 2011		At December 31, 2010
	As reported under U.S. GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	17.95%	16.07%	17.21%	15.48%
Tier I capital (to risk-weighted assets)	16.68%	14.80%	15.93%	14.20%
Tier I capital (to average assets, leverage)	10.86%	9.56%	9.68%	8.56%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators.  At June 30, 2011, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0% in order to be considered adequately capitalized under applicable regulations.  At June 30, 2011, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios.  The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At June 30, 2011, the Company’s liquidity ratios the Company’s liquidity ratios were more than two and a half times the policy minimums.  The high liquidity level at June 30, 2011 is due to the anticipated redemption of brokered certificates of deposits of $30.2 million in the third quarter of 2011.

On August 13, 2009, the Company’s board of directors determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The board of directors also suspended interest payments on its $25.8 million of outstanding trust preferred securities.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities.  The decision to suspend the preferred cash dividend and the trust preferred interest payment better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company.  As of June 30, 2011 the trust preferred interest payment in arrears was $1.5 million and has been recorded in interest expense and accrued interest payable. As of June 30, 2011 the Series A Preferred stock dividend in arrears was $3.2 million and has not been recognized in the consolidated financial statements.

The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, U.S. agencies, and to a lesser extent, federal funds sold.  The overall liquidity position of Royal Bank is monitored on a weekly basis while the remaining legal entities are monitored monthly.

In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements.  Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps which are a continual challenge in a changing rate environment.  The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of June 30, 2011:

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-bearing deposits in banks	$40.7	$-	$-	$-	$14.1	$54.8
Investment securities AFS:	18.9	42.0	159.6	94.4	3.8	318.7
Loans:
Fixed rate	16.3	65.1	162.3	11.9	-	255.6
Variable rate	186.1	18.8	1.8	-	(19.6)	187.1
Total loans	202.4	83.9	164.1	11.9	(19.6)	442.7
Other assets	-	18.2	-	-	75.3	93.5
Total Assets	$262.0	$144.1	$323.7	$106.3	$73.6	$909.7
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$53.8	$53.8
Interest bearing deposits	26.1	78.0	133.7	-	-	237.8
Certificate of deposits	90.3	138.1	96.6	12.4	-	337.4
Total deposits	116.4	216.1	230.3	12.4	53.8	629.0
Borrowings	53.4	33.9	50.0	40.0	-	177.3
Other liabilities	-	-	-	-	24.3	24.3
Capital	-	-	-	-	79.1	79.1
Total liabilities & capital	$169.8	$250.0	$280.3	$52.4	$157.2	$909.7
Net interest rate GAP	$92.2	$(105.9)	$43.4	$53.9	$(83.6)
Cumulative interest rate GAP	$92.2	$(13.7)	$29.7	$83.6
GAP to total assets	10%	-12%
GAP to total equity	117%	-134%
Cumulative GAP to total assets	10%	-2%
Cumulative GAP to total equity	117%	-17%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.  At June 30, 2011, floating rate loans with floors and without floors were $93.0 million and $113.7 million, respectively.

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

Royal Bank created a Regulatory Compliance Committee comprised of outside directors and management in the third quarter of 2009.  The purpose of the Committee is to monitor compliance with the Orders.  Royal Bank has submitted an internal assessment of senior management’s qualifications report to the FDIC and the Department.  Additionally Royal Bank has submitted plans for reducing classified assets, reducing delinquencies, reducing commercial real estate concentrations, liquidity and funds management, and reducing non-core deposits and whole-sale funding sources, and a compensation plan.  All plans submitted prior to 2011 have been approved by the FDIC and the Department where required.   Royal Bank has submitted on a timely basis all required plans for 2011 to the FDIC and the Department for their review.

Royal Bank has submitted all required quarterly reports to the FDIC and the Department detailing the actions taken to maintain compliance with the Orders as of the date of this Report.

Following are the actions Royal Bank has taken to respond to and comply with the Orders as of the date of this report:

1.	Reduction of Classified Assets

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss".  Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders.  The FDIC and the Department have approved the classified assets plan.  No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs and specific reserves) and OREO from $149.6 million at June 30, 2009 to $94.1 million at June 30, 2011.

2.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders.  The FDIC and the Department have approved the delinquency reduction plan.  No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest.  Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $1.6 million at June 30, 2011.  Royal Bank’s non-accrual loans were $80.8 million at June 30, 2009. Total non-accrual loans at June 30, 2011 were $62.7 million and were comprised of $45.3 million in loans held for investment and $17.4 million in loans held for sale.

3.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders.  The FDIC and the Department have approved the CRE concentration plan.  Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”).  Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale, from $289.1 million at June 30, 2009 to $197.4 million at June 30, 2011, which amounted to 202.7% of total capital and 220.1% of Tier 1 capital. At June 30, 2011, total construction/land loans (“CL loans”), which includes loans held for sale amounted to $81.0 million, or 83.2%, of total capital and 90.3% of Tier 1 capital.  Based on capital levels calculated under U.S. GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under RAP, (see discussion under “Capital Adequacy”), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 235.9%, 259.1%, 96.8% and 106.3%. Under RAP, Royal Bank does not have a concentration in CL loans as defined in the Guidance.

4.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12 % and 8%, respectively.  At June 30, 2011, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.23% and 8.34%, respectively.

5.	Liquidity and Funds Management

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders.  The FDIC and the Department have approved the liquidity plan.  At June 30, 2011, Royal Bank had $54.8 million in cash on hand and $135.8 million in unpledged agency securities.  At June 30, 2011, the liquidity to deposits ratio was 35.9% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 27.2% compared to Royal Bank’s 10% target.

6.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders.  The FDIC and the Department have approved the brokered deposit plan.  Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs.  Brokered CDs declined $190.9 million from $226.9 million at June 30, 2009 to $36.0 million at June 30, 2011. Borrowings declined $132.4 million from $283.9 million at June 30, 2009 to $151.5 million at June 30, 2011.

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

The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report. In April 2011, with respect to the capital plan submissions by the Company to the Reserve Bank, the Reserve Bank advised the Company that it will not approve a capital plan until such time as the Company is able to successfully raise additional capital and/or substantially reduce its risk profile, or is able to offer credible assurances that the Company will be able to raise capital or reduce its risk profile.

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the Orders and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the Orders and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending; however, our ability to expand into potentially attractive commercial real estate or construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the Orders and the Federal Reserve Agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the Orders and the Federal Reserve Agreement. At June 30, 2011, each of the Company and Royal Bank met all capital regulatory requirements to which it is subject.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the “Liquidity and Interest Rate Sensitivity” section of the “Management’s Discussion and Analysis of Financial Condition and Results Operations” of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2011.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Default Upon Senior Securities.

On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million on the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock that it previously issued to the United States Treasury under the TARP Capital Purchase Program.  As of June 30, 2011, the Series A Preferred stock dividend in arrears was $3.2 million and has not been recognized in the consolidated financial statements.    As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. On July 13, 2011, the Treasury exercised its right to appoint a director to the Company’s board of directors.

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

31.1
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 12, 2011.

31.2
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on August 12, 2011.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on August 12, 2011.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of  Royal Bancshares of Pennsylvania on August 12, 2011.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.
(Registrant)

Dated: August 11, 2011	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial and Accounting Officer