Form 10-Q
period 2011-09-30
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2011-11-09
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:   September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No. ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at October 31, 2011
$2.00 par value	11,361,580

Class B Common Stock	Outstanding at October 31, 2011
$0.10 par value	2,081,371

PART I – FINANCIAL STATEMENTS
Item 1.    Financial Statements
ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS	(In thousands, except share data)
Cash and due from banks	$9,330	$26,811
Interest bearing deposits	22,963	24,922
Total cash and cash equivalents	32,293	51,733
Investment securities available for sale ("AFS”)	310,737	317,155
Federal Home Loan Bank ("FHLB") stock	8,920	10,405
Loans and leases held for sale	23,729	29,621
Loans and leases	423,386	496,854
Less allowance for loan and lease losses	17,877	21,129
Net loans and leases	405,509	475,725
Bank owned life insurance	8,920	8,642
Real estate owned via equity investment	2,827	6,794
Accrued interest receivable	15,994	16,864
Other real estate owned ("OREO"), net	21,921	29,244
Premises and equipment, net	5,500	5,735
Other assets	21,013	28,708
Total assets	$857,363	$980,626
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$52,616	$52,872
Interest bearing	525,275	641,041
Total deposits	577,891	693,913
Short-term borrowings	22,000	22,000
Long-term borrowings	127,758	132,949
Subordinated debentures	25,774	25,774
Accrued interest payable	5,717	3,983
Other liabilities	20,232	17,914
Total liabilities	779,372	896,533
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized,30,407 shares issued and outstanding at September 30,2011 and December 31, 2010	28,754	28,395

Class A common stock, par value $2.00 per share, authorized 18,000,000 shares; issued,11,361,580 and 11,355,466 at September 30, 2011 and December 31, 2010, respectively	22,723	22,711

Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,081,371 and 2,086,689 at September 30, 2011 and December 31, 2010, respectively	208	209
Additional paid in capital	126,221	126,152
Accumulated deficit	(99,745)	(91,746)
Accumulated other comprehensive income	2,431	1,942
Treasury stock - at cost, shares of Class A, 498,488 at September 30,2011 and December 31, 2010	(6,971)	(6,971)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	73,621	80,692
Noncontrolling interest	4,370	3,401
Total equity	77,991	84,093
Total liabilities and shareholders’ equity	$857,363	$980,626

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - (unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income
Loans and leases, including fees	$7,545	$10,471	$22,986	$32,921
Investment securities available-for-sale:
Taxable interest	2,485	3,203	7,567	11,476
Deposits in banks	18	45	67	118
Federal funds sold	1	-	3	-
Total Interest Income	10,049	13,719	30,623	44,515
Interest expense
Deposits	1,932	3,940	7,206	13,419
Short-term borrowings	40	900	124	3,236
Long-term borrowings	1,245	1,317	3,746	3,924
Obligations related to real estate owned via equity investments	-	-	-	22
Total Interest Expense	3,217	6,157	11,076	20,601
Net Interest Income	6,832	7,562	19,547	23,914
Provision for loan and lease losses	428	2,194	5,568	8,387
Net Interest Income after Provision for Loan and Lease Losses	6,404	5,368	13,979	15,527
Other income
Service charges and fees	312	359	821	935
Income from bank owned life insurance	92	95	278	283
Income related to real estate owned via equity investments	137	280	682	1,060
Gains on sales of loans and leases	33	9	51	637
Income from real estate joint ventures	-	-	250	-
Net gains on sales of other real estate owned	206	404	1,500	735
Net gains on the sale of AFS investment securities	464	638	1,565	1,219
Other income	244	176	873	456
Total other-than-temporary impairment losses on investment securities	(1,415)	(138)	(1,796)	(479)
Portion of loss recognized in other comprehensive loss	-	-	-	-
Net impairment losses recognized in earnings	(1,415)	(138)	(1,796)	(479)
Total Other Income	73	1,823	4,224	4,846
Other expenses
Employee salaries and benefits	2,858	2,930	8,219	8,684
OREO impairment	1,493	2,061	4,633	3,823
Professional and legal fees	904	940	3,251	2,873
OREO and loan collection expenses	826	49	2,003	1,407
Occupancy and equipment	562	765	1,739	2,352
FDIC and state assessments	453	732	1,539	2,361
Pennsylvania shares tax	312	326	936	1,065
Directors' fees	84	92	252	271
Stock option expense	23	50	69	29
Expenses related to real estate owned via equity investments	23	117	124	382
Impairment of loans held for sale	-	-	304	-
Impairment of real estate joint ventures	-	-	-	1,552
Impairment related to real estate owned via equity investments	-	1,700	-	1,700
Other operating expenses	571	571	1,794	1,926
Total Other Expenses	8,109	10,333	24,863	28,425
Loss Before Taxes	(1,632)	(3,142)	(6,660)	(8,052)
Income taxes	-	-	-	-
Net Loss	$(1,632)	$(3,142)	$(6,660)	$(8,052)
Less net income (loss) attributable to noncontrolling interest	$261	$(347)	$969	$354
Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(1,893)	$(2,795)	$(7,629)	$(8,406)
Less Preferred stock Series A accumulated dividend and accretion	$502	$494	$1,499	$1,475
Net loss available to common shareholders	$(2,395)	$(3,289)	$(9,128)	$(9,881)
Per common share data
Net loss – basic and diluted	$(0.18)	$(0.25)	$(0.69)	$(0.75)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss
Nine months ended September 30, 2011
(unaudited)

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2011	$28,395	11,355	$22,711	2,087	$209	$126,152	$(91,746)	$1,942	$(6,971)	$3,401	$84,093
Comprehensive loss
Net (loss) income							(7,629)			969	(6,660)
Other comprehensive income, net of reclassifications and taxes								489			489
Total comprehensive loss											$(6,171)
Common stock conversion from Class B to Class A		7	12	(6)	(1)		(11)				-
Accretion of discount on preferred stock	359						(359)				-
Stock option expense						69					69
Balance September 30, 2011	$28,754	11,362	$22,723	2,081	$208	$126,221	$(99,745)	$2,431	$(6,971)	$4,370	$77,991

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive (Loss) Income
Nine months ended September 30, 2010
(unaudited)

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2010	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314
Comprehensive loss
Net (loss) income							(8,406)			354	(8,052)
Other comprehensive income, net of reclassification and taxes								5,398			5,398
Total comprehensive loss											$(2,654)
Common stock conversion from Class B to Class A		3	6	(2)	-		(18)				(12)
Accretion of discount on preferred stock	335						(335)				-
Stock option expense						29					29
Balance September 30, 2010	$28,280	11,355	$22,711	2,087	$209	$126,146	$(75,956)	$3,746	$(6,971)	$3,512	$101,677

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Nine months ended September 30,

(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(7,629)	$(8,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	352	515
Stock compensation expense	69	29
Provision for loan and lease losses	5,568	8,387
Impairment charge for other real estate owned	4,633	3,823
Impairment of loans held for sale	304	-
Impairment of real estate joint venture	-	1,552
Impairment charge for real estate owned via equity investment	-	1,700
Net amortization of investment securities	1,995	2,146
Net accretion on loans	(220)	(373)
Net gains on sales of other real estate	(1,500)	(735)
Proceeds from sales of loans and leases	831	4,145
Gains on sales of loans and leases	(51)	(637)
Net gains on sales of investment securities	(1,565)	(1,219)
Income from equity investments	(150)	(160)
Gain from sale of premises of real estate owned via equity investment	(528)	(542)
Income from real estate joint venture	(250)	-
Income from bank owned life insurance	(278)	(283)
Impairment of available-for-sale investment securities	1,796	479
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	870	(2,149)
Decrease in other assets	11,644	21,680
Increase in accrued interest payable	1,734	940
Increase in other liabilities	2,318	9,319
Net cash provided by operating activities	19,943	40,211
Cash flows from investing activities:
Proceeds from call/maturities of available-for-sale ("AFS") investment securities	59,912	79,036
Proceeds from sales of AFS investment securities	112,721	159,722
Purchase of AFS investment securities	(167,874)	(129,771)
Redemption of FHLB stock	1,485	-
Net decrease in loans	66,283	38,249
Purchase of premises and equipment	(117)	(176)
Net proceeds from sale of premises of real estate owned via equity investments	7,939	5,106
Distribution from investments in real estate	150	160
Net decrease in real estate owned via equity investments	(7,411)	(6,264)
Proceeds from sales of foreclosed real estate	8,742	12,815
Net cash provided by investing activities	81,830	158,877
Cash flows from financing activities:
Increase (decrease) in demand and NOW accounts	1,981	(2,637)
Increase (decrease) in money market and savings accounts	5,791	(4,728)
Decrease in certificates of deposit	(123,794)	(130,902)
Repayments in short-term borrowings	-	(35,000)
Repayments of long-term borrowings	(5,191)	(5,023)
Repayment of mortgage debt of real estate owned via equity investments	-	(3,652)
Net cash used in financing activities	(121,213)	(181,942)
Net (decrease) increase in cash and cash equivalents	(19,440)	17,146

Cash and cash equivalents at the beginning of the period	51,733	58,298
Cash and cash equivalents at the end of the period	$32,293	$75,444
Supplemental Disclosure
Interest paid	$9,342	$19,661
Transfers to other real estate owned	$5,088	$13,036

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.         Summary of Significant Accounting Policies

Basis of Financial Presentation

The accompanying unaudited consolidated financial statements include the accounts of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares” or the “Company”) and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., including Royal Investments of Delaware, Inc.’s wholly owned subsidiary, Royal Preferred, LLC, and Royal Bank America (“Royal Bank”), including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investments America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, Rio Marina LLC, and its three 60% ownership interests in Crusader Servicing Corporation, Royal Tax Lien Services, LLC, and Royal Bank America Leasing, LP.  During the fourth quarter of 2010, the Company’s wholly-owned subsidiary, Royal Captive Insurance, was dissolved. On December 30, 2010, the Company completed the sale of all of the outstanding common stock of Royal Asian Bank (“Royal Asian”), a wholly-owned subsidiary, to an investor group.  Royal Asian recorded net income of $413,000 and a net loss of $1.3 million for the three months and nine months ended September 30, 2010, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”) which is intended to amend guidance related to troubled debt restructurings (“TDRs”).  ASU 2011-02 provides additional guidance to assist creditors in concluding whether the restructuring has granted a concession to the borrower and that the borrower is experiencing financial difficulties.  ASU 2011-02 is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

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

Federal Reserve Agreement

On March 17, 2010, the Company agreed to enter into a Written Agreement (the “Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks, including taking steps to ensure that Royal Bank complies with the Orders previously entered into with the FDIC and the Department on July 15, 2009; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings;the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal  notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s board of directors will, within 30 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.

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

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the Orders and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the Orders and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending; however, our ability to expand into potentially attractive commercial real estate or construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the Orders. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the Orders and the Federal Reserve Agreement. At September 30, 2011, the Company and Royal Bank met all capital regulatory requirements to which it is subject.

Continued Losses

Over the past 15 quarters, the Company has recorded significant losses totaling $103.0 million ($7.6 million for the nine months ended September 30, 2011, and $24.1 million, $33.2 million and $38.1 million for the years ended December 31, 2010, 2009, and 2008, respectively) which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, and the establishment of a deferred tax valuation allowance.  The year-over-year decrease in losses was mainly related to the reduction in other-than-temporary impairment (“OTTI”) on investment securities.   As a result of these losses, the Company has negative retained earnings of $99.7 million at September 30, 2011.  Also contributing to the negative retained earnings were the cash and stock dividends declared and paid in previous years.  In addition to reducing the total shareholders’ equity, the continued losses, negative retained earnings, and required regulatory approval impact the Company’s ability to pay cash dividends to its shareholders now and in future years.

The deterioration of the real estate market over the past few years has significantly impacted the Company’s loan portfolio which has a high concentration of real estate secured loans.   Net loan charge-offs were $2.2 million and $8.8 million for the three and nine months ended September 30, 2011, respectively, and $30.4 million, $19.2 million, and $12.2 million for the years ended 2010, 2009, and 2008, respectively.  The provision for loan and lease losses was $428,000 and $5.6 million for the three and nine months ended September 30, 2011, respectively, compared to $2.2 million and $8.4 million for the three and nine months ended September 30, 2010, respectively.  The 2011 provision is primarily related to $5.1 million in additional specific reserves that were charged-off during the second quarter of 2011.

The level of charge-offs was the primary reason for the significant provision for loan and lease losses of $22.1 million, $20.6 million, and $21.8 million that were recorded in 2010, 2009, and 2008, respectively.  Non-performing loans held for investment (“LHFI”) totaled $39.1 million at September 30, 2011 compared to $43.2 million at December 31, 2010, $73.7 million at December 31, 2009 and $85.8 million at December 31, 2008.  Total non-performing loans at September 30, 2011 and December 31, 2010 were $58.2 million and $65.8 million, respectively, and include $19.1 million and $22.6 million in loans held for sale (“LHFS”), respectively.

For the three months and nine months ended September 30, 2011, the Company recorded OTTI of $1.4 million and $1.8 million, respectively on the investment portfolio compared to $138,000 and $479,000 for the comparable 2010 periods, respectively.  OTTI charges totaled $479,000, $11.0 million, and $23.4 million in 2010, 2009, and 2008, respectively.   As evidenced by the significant reduction in impairment charges, the Company has reduced the credit risk within its investment portfolio.  This was accomplished by taking advantage of opportunities to sell investments that had potential credit risk for minimal losses as well as instituting new policy guidelines regarding types of investments, as well as limits on the amount of each type of investment.

The establishment of a deferred tax valuation allowance resulted in a $15.5 million non-cash charge to the consolidated statement of operations in 2008.  This was a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Subsequent additions to the allowance have resulted in a deferred tax valuation allowance of $33.5 million at September 30, 2011.

In addition to the losses mentioned above, the Company has experienced an increase in other operating expenses related to credit quality which includes OREO impairment charges, OREO and loan collection expenses, and legal expenses.  OREO impairment charges totaled $4.6 million for the first nine months of 2011 and $7.4 million and $4.5 million in 2010 and 2009, respectively.  Impairment charges related to real estate owned via equity investments totaled $2.6 million, $0, and $1.5 million in 2010, 2009, and 2008, respectively.  There was no further impairment on real estate owned via equity investments in the first nine months of 2011. Also included in other operating expenses are FDIC and state assessments which totaled $3.0 million, $3.8 million, and $658,000 in 2010, 2009, and 2008, respectively.  As a result of the reduction of deposits in 2010, largely related to the decline in brokered deposits, the FDIC assessment decreased in 2010. The FDIC assessment for the first nine months of 2011 amounted to $1.5 million, which resulted in a decline year over year on an annualized basis.

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

The Company had non-performing loans of $58.2 million ($39.1 million in LHFI and $19.1 million in LHFS) at September 30, 2011.  Non-performing loans were $65.8 million ($43.2 million in LHFI and $22.6 million in LHFS), $73.7 million, and $85.8 million at December 31, 2010, 2009 and 2008, respectively.  The Company recorded $2.4 million and $9.5 million in charge-offs for the three and nine months ended September 30, 2011, respectively, compared to $843,000 and $15.3 million in charge-offs for the three and nine months ended September 30, 2010.  Charge-offs recorded for the years ended 2010, 2009, and 2008 were $31.7 million, $19.8 million, and $12.3 million, respectively.  OREO balances were $21.9 million at September 30, 2011 and $29.2 million, $30.3 million, and $10.3 million at December 31, 2010, 2009, and 2008, respectively.

The Company signed a letter of intent in the first quarter of 2011 to sell a pool of $54.1 million of classified assets in a bulk sale, which was expected to close in the second quarter of 2011. The associated sale value, or fair market value, of the classified assets resulted in an additional loss of $14.2 million during the fourth quarter of 2010. The Company was unable to arrive at a mutually satisfactory purchase and sale agreement with the prospective purchaser and terminated negotiations. The Company has marketed these assets within the pool to individual buyers to facilitate the reduction of classified assets and improve the credit quality of the loan portfolio. Through September 30, 2011 individual sales of assets originally in the bulk asset pool sale have amounted to $8.3 million with resulting net gains on those sales of $1.2 million.

In accordance with the Orders, Royal Bank has eliminated from the balance sheet via charge-off all assets classified as “Loss”. Royal Bank was successful in reducing classified assets, which include LHFS and OREO, from $149.6 million at June 30, 2009 to $93.3 million at September 30, 2011. Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $3.0 million at September 30, 2011. No material advances were made on any classified or delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. For the nine months ended September 30, 2011 the Company recorded OTTI losses on the investment portfolio amounting to $1.8 million, of which $1.4 million was recorded in the third quarter of 2011, compared to $479,000 for the nine months ended September 30, 2010. Year-over-year OTTI losses have decreased from $23.4 million at December 31, 2008 to $11.0 million at December 31, 2009 to $479,000 at December 31, 2010.

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

Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”). Our non-residential real estate and construction and land development loan portfolio held for investment was $248.8 million at September 30, 2011 comprising 59% of total loans compared to $284.1 million or 57% of total loans at December 31, 2010.  Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale from $289.1 million at June 30, 2009 to $185.6 million at September 30, 2011, which amounted to 193.0% of total capital and 209.1% of Tier 1 capital. At September 30, 2011, total construction/land loans (“CL loans”) including loans held for sale amounted to $69.1 million, or 71.9% of total capital, and 77.9% of Tier 1 capital. Based on capital levels calculated under U.S. GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under regulatory accounting principles (“RAP”) (see discussion under “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 223.6%, 245.0%, 83.3% and 91.2%. Under RAP, Royal Bank does not have a concentration in CL loans as defined in the Guidance.  Included in the figures above are loans held for sale as of September 30, 2011.

Balance Sheet Reduction (Deleveraging)

During the past 36 months, Royal Bank has continued to record losses in earnings, which have negatively impacted its capital ratios. The Company implemented a strategy to mitigate this impact to the capital ratios through the reduction of the assets (deleveraging). The balance sheet deleveraging was accomplished primarily through the run off of maturing brokered certificates of deposit (“CDs”) and FHLB borrowings as required under the Orders by reducing the balances of cash, investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued loss of income by maintaining capital ratios as a percentage of the remaining reduced level of assets at required regulatory levels. The Company recognizes that deleveraging will also potentially have a negative impact on future earnings, but will provide a short-term benefit to capital levels.

The deleveraging of the balance sheet over the past 24 months resulted from paying off and paying down FHLB advances and the run off of brokered CDs totaling $353.2 million within Royal Bank.  As part of the restructuring of the investment portfolio, the Company also reduced the investment portfolio by approximately $122 million during 2010, which is almost entirely within Royal Bank with only a modest decline during the first nine months of 2011. For the fifteen months ended December 31, 2010, loans had declined by approximately $116 million, with an additional decline of $79.4 million in the first nine months of 2011 due to pay downs of principal, payoffs, charge-offs, sales, and transfers to OREO.

Liquidity and Funds Management

Royal Bank may not accept new brokered deposits and has limited capacity to borrow additional funds in the event such funds are needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are more than two times the targeted levels.  As discussed in “Note 8 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statements, Royal Bank has an over collateralized delivery requirement of 105% with the Federal Home Loan Bank (“FHLB”) as a result of the level of non-performing assets and the losses that have been experienced over the past three years.   The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of September 30, 2011, Royal Bank had approximately $5.5 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition, Royal Bank has approximately $122.4 million of unpledged agency securities that are available to be pledged as collateral if needed. Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window.  The availability, which is approximately $7 million at September 30, 2011, is based on collateral pledged.

At September 30, 2011, Royal Bank had $32.3 million in cash on hand and $122.4 million in unpledged agency securities. At September 30, 2011, the liquidity to deposits ratio was 34.1% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 25.4% compared to Royal Bank’s 10% policy target.  Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered CDs; nor has Royal Bank issued new brokered CDs. Brokered CDs declined $221.1 million from $226.9 million at June 30, 2009 to $5.8 million at September 30, 2011. Borrowings declined $134.1 million from $283.9 million at June 30, 2009 to $149.8 million at September 30, 2011.

The Company also has unfunded pension plan obligations of $12.8 million as of September 30, 2011 which potentially could impact liquidity.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the Orders and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock which had been issued to the United States Department of Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”), and to suspend interest payments on the $25.8 million in trust preferred securities.  As of September 30, 2011, the Series A Preferred stock dividend in arrears was $3.6 million and has not been recognized in the consolidated financial statements.  As of September 30, 2011, the trust preferred interest payment in arrears was $1.6 million and has been recorded in interest expense and accrued interest payable. The decision to suspend the preferred cash dividends and the trust preferred interest payments better supports the capital and liquidity position of Royal Bank.  As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury had the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. The Treasury exercised its right to appoint two directors to the Company’s board of directors, the initial one on July 13, 2011 and the second on September 30, 2011.

At September 30, 2011, as a result of significant losses within Royal Bank and cash and stock dividends declared and paid in previous years, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Under the Orders, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under RAP, that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2011, and the four previous quarterly filings in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the difference of opinion.

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At September 30, 2011, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.62% and 8.85%, respectively. As of September 30, 2011, each of the Company and Royal Bank met all capital adequacy requirements to which it is subject.

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

Management Plans

During 2010 the Company was successful in reducing the cost of funds, which improved the net interest margin; completing the sale of Royal Asian, which permitted the Company to contribute additional capital of $10.3 million to Royal Bank; minimizing investment impairment, recouping $1.7 million of the $5.0 million collateral loss associated with the collapse of Lehman in 2008; and addressing the matters set forth in the Orders, which included maintaining required capital ratios and liquidity measures. During the first three quarters of 2011, the Company has been successful in reducing the level of classified assets, reducing the level of loan delinquencies, significantly reducing the unsold condo units within the partnership of the real estate owned via equity investment through a successful auction, and reducing the cost of funds.

In addition to increased board oversight and the creation of a Regulatory Compliance Committee in response to the Orders, the Company has enhanced the board through the addition of experienced directors with diverse backgrounds. The new members are comprised of the following: the CEO of a public company who has legal and consulting experience, a former regulator with consulting experience, a former CEO of a much larger financial institution who has bank turnaround experience, and a former senior partner of a public accounting firm. Moreover, the two directors that were recently appointed by Treasury have significant experience in banking, one as the Chief Executive Officer for a larger financial institution and the other as an executive officer at various financial institutions.

The board and management have developed a contingency plan to maintain capital ratios at required levels under the Orders that expands the deleveraging beyond the run off of maturing brokered CDs and FHLB advances. The Company will also consider the following measures as part of the contingency plan, if required, to insure that capital ratios continue to meet the requirements of the Orders. These additional measures, if required, include the following: sales of selected branches with high concentrations of retail CDs, sales of performing loans or specific segments of the loan portfolio, a shareholder rights offering, a reduction in the level of investment securities, and allowing maturing CDs to selectively run off.  It is extremely unlikely that all of the above alternatives would be initiated. The Company recognizes that some of these measures will also potentially have a negative impact on future earnings due to the loss of earning assets, but they also can potentially provide a short-term benefit to capital levels. The board of directors and management of the Company remain committed to meeting the capital level requirements for Royal Bank as set forth in the Orders.

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

Note 3.         Investment Securities

The carrying value and fair value of investment securities available for sale (“AFS”) at September 30, 2011 and December 31, 2010 are as follows:

		Included in Accumulated Other Comprehensive Income (AOCI)
September 30, 2011			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$17,900	$319	$(78)	$-	$18,141
U.S. government agencies	25,975	102	(31)	-	26,046
Common stocks	333	112	(9)	-	436
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	219,984	3,032	(689)	-	222,327
Non-agency	5,166	117	(1)	-	5,282
Corporate bonds	13,453	31	(116)	-	13,368
Municipal bonds	985	12	-	-	997
Trust preferred securities	13,671	2,283	-	-	15,954
Other securities	7,679	522	(15)	-	8,186
Total available for sale	$305,146	$6,530	$(939)	$-	$310,737

		Included in Accumulated Other Comprehensive Income (AOCI)
December 31, 2010			Gross Unrealized Losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$8,492	$348	$-	$-	$8,840
U.S. government agencies	30,492	-	(755)	-	29,737
Common stocks	381	152	(50)	-	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,717	3,640	(704)	-	234,653
Non-agency	7,026	114	(3)	-	7,137
Corporate bonds	9,483	-	(197)	-	9,286
Trust preferred securities	16,566	2,135	-	(87)	18,614
Other securities	7,974	431	-	-	8,405
Total available for sale	$312,131	$6,820	$(1,709)	$(87)	$317,155

The amortized cost and fair value of investment securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2011
(In thousands)	Amortized cost	Fair value
Within 1 year	$100	$100
After 1 but within 5 years	10,453	10,478
After 5 but within 10 years	7,827	7,825
After 10 years	35,704	37,962
Mortgage-backed securities-residential	17,900	18,141
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	219,984	222,327
Non-agency	5,166	5,282
Total available for sale debt securities	297,134	302,115
No contractual maturity	8,012	8,622
Total available for sale securities	$305,146	$310,737

Proceeds from the sales of investments AFS during the three months ended September 30, 2011 and 2010 were $42.2 million and $46.4 million, respectively.  Proceeds from the sales of investments AFS for the nine months ended September 30, 2011 and 2010 were $112.7 million and $159.7 million, respectively.  The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2011	2010	2011	2010
Gross realized gains	$637	$787	$2,364	$1,637
Gross realized losses	(173)	(149)	(799)	(418)
Net realized gains	$464	$638	$1,565	$1,219

The Company evaluates securities for OTTI at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  The non-agency collateralized mortgage obligations that are rated below AA are evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts’ earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

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

The following table summarizes OTTI losses on securities recognized in earnings in the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2011	2010	2011	2010
Preferred stocks	$-	$-	$-	$165
Common stocks	-	-	47	-
Corporate bonds	-	-	-	58
Trust preferred securities	1,415	138	1,749	193
Other securities	-	-	-	63
Total OTTI charges	$1,415	$138	$1,796	$479

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at September 30, 2011 and 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income:

(In thousands)	2011	2010
Balance at January 1,	$924	$1,896
Additional credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	334	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company does not expect to recover the entire amortized cost	(1,085)	-
Reductions for securities sold during the period (realized)	-	(573)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	-	(113)
Balance at September 30,	$173	$1,210

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

September 30, 2011	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities-residential	$10,335	$(78)	$-	$-	$10,335	(78)
U.S. government agencies	-	-	3,969	(31)	3,969	(31)
Common stocks	36	(5)	95	(4)	131	(9)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,621	(689)	-	-	73,621	(689)
Non-agency	-	-	735	(1)	735	(1)
Corporate bonds	9,988	(116)	-	-	9,988	(116)
Other securities	502	(15)	-	-	502	(15)
Total available for sale	$94,482	$(903)	$4,799	$(36)	$99,281	$(939)

December 31, 2010	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government agencies	$29,737	$(755)	$-	$-	$29,737	$(755)
Common stocks	96	(50)	-	-	96	(50)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,169	(687)	4,429	(17)	77,598	(704)
Non-agency	918	(3)	-	-	918	(3)
Corporate bonds	8,986	(197)	-	-	8,986	(197)
Trust preferred securities	-	-	1,662	(87)	1,662	(87)
Total available for sale	$112,906	$(1,692)	$6,091	$(104)	$118,997	$(1,796)

The AFS portfolio had gross unrealized losses of $939,000 at September 30, 2011, which improved from gross unrealized losses of $1.8 million at December 31, 2010.  The improvement in gross unrealized losses is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio.  For the three and nine months ended September 30, 2011, the Company recorded OTTI charges of $1.4 million and $1.8 million, respectively. In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  As of September 30, 2011, the Company held shares of common stock in three financial institutions with a total fair value of $131,000 and an unrealized loss of $9,000, or 6.5% of its aggregate cost.  The Company recorded an OTTI charge to earnings of $47,000 related to one of these common stocks during the second quarter of 2011.  The stock had been in an unrealized loss position for a year.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of September 30, 2011, the Company had two mortgage-backed securities with a fair value of $10.3 million and gross unrealized losses of $78,000, or 0.8% of their aggregate cost. The two mortgage-backed securities had been in an unrealized loss position for one month. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2011.

U.S. government-sponsored agencies (“US Agencies”):  As of September 30, 2011, the Company had one US Agency bond with a fair value of $4.0 million and gross unrealized losses of $31,000, or 0.8%, of its aggregate cost.  This US Agency has been in an unrealized loss position for a year.  Management believes that the unrealized loss on this debt security is a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of this security.  The Company does not intend to sell this security before recovery of the cost basis and will not more likely than not be required to sell this security before recovery of the cost basis.  Therefore, management has determined that this security is not other-than-temporarily impaired at September 30, 2011.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of September 30, 2011, the Company had 16 Agency CMOs with a fair value of $73.6 million and gross unrealized losses of $689,000, or 0.9% of their aggregate cost. All of these Agency CMOs have been in an unrealized loss position for ten months or less.

The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at September 30, 2011.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of September 30, 2011, the Company had one Non-agency CMO with a fair value of $735,000 and gross unrealized losses of $1,000, or 0.2% of its aggregate cost.  The non-agency CMO bond has been in an unrealized loss position for more than twelve months and was rated AAA. The Company does not intend to sell the non-agency CMO and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.  Therefore, the Company does not consider the bond to be other-than–temporarily impaired as of September 30, 2011.

Corporate bonds:  As of September 30, 2011, the Company had eleven corporate bonds with a fair value of $10.0 million and gross unrealized losses of $116,000, or 1.2% of the aggregate cost.  All eleven bonds have been in an unrealized loss position for ten months and are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the eleven bonds to be other-than-temporarily impaired at September 30, 2011.

Trust preferred securities:  As of September 30, 2011, the Company had six trust preferred securities issued by five individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry.  The valuations of trust preferred securities were based upon the fair market values of active trades for one of the securities and ASC Topic 320 using cash flow analysis for the remaining five securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.  During the third quarter, the Company recorded an impairment charge to earnings of $1.4 million on one trust preferred security which was equal to the amortized cost.  This trust preferred security had been in an unrealized loss position for longer than twelve months, is not rated, and was issued by a non-public company.  The impairment reflects the credit concerns related to the financial institution that issued this long term financial obligation. Management does not believe the Company will recover the entire amortized cost of this security due to the issuer’s financial losses and reductions of capital.  During the second quarter of 2011, the Company had recorded an impairment charge of $334,000 on this security.

Other securities:  As of September 30, 2011, the Company had eight investments in real estate and SBA funds.   As of September 30, 2011, one of the private equity real estate funds had a fair value of $502,000 and an unrealized loss of $15,000.  During the first quarter of 2010, management concluded that the fund was other-than-temporarily impaired and recorded an impairment charge of $63,000.  After reviewing the fund’s financials, asset values, and its near-term projections, management concluded that there was no additional impairment during the third quarter of 2011.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.         Loans and Leases

Major classifications of loans held for investment (“LHFI”) are as follows:

	September 30,	December 31,
(In thousands)	2011	2010
Commercial and industrial	$57,148	$74,027
Construction	17,199	29,044
Land Development	38,249	50,594
Real Estate - residential	27,529	29,299
Real Estate - non-residential	181,308	194,203
Real Estate - multi-family	11,998	10,277
Tax certificates	53,513	70,443
Leases	35,758	38,725
Other	1,247	793
Total gross loans	$423,949	$497,405
Deferred fees, net	(563)	(551)
Total loans and leases	$423,386	$496,854

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at September 30, 2011.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

At September 30, 2011 and December 31, 2010, the Company had $23.7 million and $29.6 million, respectively, in loans held for sale (“LHFS”).  LHFS at September 30, 2011 are comprised of $19.1 million in non-accrual loans and $4.6 million in classified loans. These loans were transferred from LHFI in the fourth quarter of 2010 at the lower of cost or fair market value.

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

•
Non-accrual (substandard non-accrual, doubtful, loss): includes credits that demonstrate serious problems to the point that it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

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

The following tables present risk ratings for each loan portfolio segment at September 30, 2011 and December 31, 2010, excluding LHFS.

September 30, 2011			Special
(In thousands)	Pass	Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$981	$21,242	$21,479	$-	$11,746	$55,448
Real Estate-non-residential	88,865	54,642	28,125	-	9,676	181,308
Commercial & industrial	25,340	5,947	13,216	-	12,645	57,148
Residential real estate	19,344	6,447	305	-	1,433	27,529
Multi-family	5,224	4,042	1,015	-	1,717	11,998
Leasing	35,130	167	10	-	451	35,758
Consumer	1,171	76	-	-	-	1,247
Tax certificates	52,126	-	-	-	1,387	53,513
Subtotal LHFI	228,181	92,563	64,150	-	39,055	423,949
Less: Deferred loan fees						(563)
Total LHFI						$423,386

December 31, 2010			Special
(In thousands)	Pass	Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$7,913	$24,056	$27,911	$-	$19,758	$79,638
Real Estate-non-residential	97,142	49,278	37,723	-	10,060	194,203
Commercial & industrial	27,864	6,488	25,400	8,317	5,958	74,027
Residential real estate	19,272	7,430	198	-	2,399	29,299
Multi-family	2,804	4,117	903	-	2,453	10,277
Leasing	37,731	252	10	-	732	38,725
Consumer	768	25	-	-	-	793
Tax certificates	68,641	-	-	-	1,802	70,443
Subtotal LHFI	262,135	91,646	92,145	8,317	43,162	497,405
Less: Deferred loan fees						(551)
Total LHFI						$496,854

The following tables present an aging analysis of past due payments for each loan portfolio segment at September 30, 2011 and December 31, 2010, excluding LHFS.

September 30, 2011	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$723	$-	$-	$11,746	$42,979	$55,448
Real Estate-non-residential	1,063	-	-	9,676	170,569	181,308
Commercial & industrial	40	-	-	12,645	44,463	57,148
Residential real estate	575	214	-	1,433	25,307	27,529
Multi-family	-	-	-	1,717	10,281	11,998
Leasing	167	10	-	451	35,130	35,758
Consumer	216	-	-	-	1,031	1,247
Tax certificates	-	-	-	1,387	52,126	53,513
Subtotal LHFI	2,784	224	-	39,055	381,886	423,949
Less: Deferred loan fees						(563)
Total LHFI						$423,386

December 31, 2010	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$19,758	$59,880	$79,638
Real Estate-non-residential	9,469	-	-	10,060	174,674	194,203
Commercial & industrial	146	659	-	5,958	67,264	74,027
Residential real estate	1,341	341	-	2,399	25,218	29,299
Multi-family	-	-	-	2,453	7,824	10,277
Leasing	252	10	-	732	37,731	38,725
Consumer	18	-	-	-	775	793
Tax certificates	-	-	-	1,802	68,641	70,443
Subtotal LHFI	11,226	1,010	-	43,162	442,007	497,405
Less: Deferred loan fees						(551)
Total LHFI						$496,854

The following tables detail the composition of the non-accrual loans at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$11,746	$-	$19,758	$-
Real Estate-non-residential	9,676	-	10,060	1,363
Commercial & industrial	12,645	430	5,958	-
Residential real estate	1,433	23	2,399	74
Multi-family	1,717	-	2,453	245
Leasing	451	204	732	194
Tax certificates	1,387	106	1,802	31
Total non-accrual LHFI	$39,055	$763	$43,162	$1,907

Non-accrual loans held for sale
Construction and land development	$12,193	$-	$13,371	$-
Real Estate-non-residential	6,687	-	8,638	-
Residential real estate	240	-	634	-
Total non-accrual LHFS	$19,120	-	$22,643	-
Total non-accrual loans	$58,175	$763	$65,805	$1,907

Total non-accrual loans at September 30, 2011 were $58.2 million and were comprised of $39.1 million in LHFI and $19.1 million in LHFS.  Total non-accrual loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS.  For the three quarters ended September 30, 2011, the $7.6 million decrease in non-accrual loans was the result of a $20.0 million reduction in existing non-accrual loan balances through payments or return to accrual status, $9.8 million in charge-offs and impairments, and $3.9 million transferred to OREO which were offset by additions of $26.1 million.  The Company does not accrue interest income on non-accrual loans. If interest had been accrued, such income would have been approximately $1.1 million and $4.0 million for the three and nine months ended September 30, 2011, respectively.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Included in the $763,000 in specific reserves at September 30, 2011 was $740,000 in new or additional impairment on three existing non-accrual loans based on new appraisals or changes in expected cash flows.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.

Total cash collected on impaired loans during the nine months ended September 30, 2011 and September 30, 2010 was $16.3 million and $14.5 million respectively, of which $16.3 million and $14.2 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(In thousands)	2011	2010
Impaired LHFI with a valuation allowance	$6,250	$9,620
Impaired LHFI without a valuation allowance	34,683	32,805
Impaired LHFS	19,120	22,643
Total impaired loans	$60,053	$65,068
Valuation allowance related to impaired LHFI	$763	$1,907

Troubled Debt Restructurings

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  During the third quarter of 2011, the Company adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”) which amended guidance related to identifying and reporting TDRs.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  As required under ASU 2011-02, the Company reassessed all loan modifications that occurred after December 31, 2010 for identification as TDRs. At September 30, 2011, the Company had eight TDRs, of which seven are on non-accrual status, with a total carrying value of $10.9 million.  At the time of the modifications the eight loans were already classified as impaired loans.   The Company had one TDR at December 31, 2010 which was classified as a multi-family real estate non-accrual loan in the amount of $1.8 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at September 30, 2011.

(In thousands)	Number of loans	Accrual Status	Non-Accrual Status	Total TDRs

Construction and land development	2	$2,256	$967	$3,223
Real Estate-non-residential	2	-	3,010	3,010
Commercial & industrial	1	-	2,774	2,774
Residential real estate	2	-	185	185
Multi-family	1	-	1,717	1,717
Total	8	$2,256	$8,653	$10,909

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011.

	Modifications by type for the three months ended
	September 30, 2011

(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction and land development	1	$-	$-	$-	$2,256	$2,256	$4,178	$2,652
Real Estate-non-residential	2	-	2,927	83	-	3,010	3,013	3,013
Commercial & industrial	1	2,774	-	-	-	2,774	2,774	2,774
Residential real estate	1	-	-	45	-	45	46	46
Total	5	$2,774	$2,927	$128	$2,256	$8,085	$10,011	$8,485

	Modifications by type for the nine months ended
	September 30, 2011

(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction and land development	2	$-	$-	$-	$3,223	$3,223	$5,178	$3,652
Real Estate-non-residential	2	-	2,927	83	-	3,010	3,013	3,013
Commercial & industrial	1	2,774	-	-	-	2,774	2,774	2,774
Residential real estate	2	140	-	45	-	185	193	193
Total	7	$2,914	$2,927	$128	$3,223	$9,192	$11,158	$9,632

At September 30, 2011, the Company had one commercial real estate TDR with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2011.  The carrying amount of the TDR in default was $83,000 at September 30, 2011.

Note 5.              Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses (“ALLL”) were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Balance at the beginning of the period	$19,614	$22,763	$21,129	$30,331
Charge-offs	(2,400)	(843)	(9,474)	(15,317)
Recoveries	235	131	654	844
Provision	428	2,194	5,568	8,387
Balance at the end of the period	$17,877	$24,245	$17,877	$24,245

The following tables present the detail of the ALLL and the loan portfolio disaggregated by loan portfolio segment for the three and nine months ended September 30, 2011 and the year ended 2010.

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended September 30, 2011
(In thousands)	Commercial real estate	Construction and land development	Commercial	Multi- family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$8,190	$4,788	$1,898	$449	$1,141	$13	$1,826	$641	$668	$19,614
Charge-offs	-	(1,471)	(114)	-	(43)	-	(326)	(446)	-	(2,400)
Recoveries	108	120	5	-	1	-	1	-	-	235
Provision	(56)	(655)	536	103	66	9	38	249	138	428
Ending balance	$8,242	$2,782	$2,325	$552	$1,165	$22	$1,539	$444	$806	$17,877
Ending balance: related to loans individually evaluated for impairment	$-	$-	$430	$-	$24	$-	$204	$105	$-	$763
Ending balance: related to loans collectively evaluated for impairment	$8,242	$2,782	$1,895	$552	$1,141	$22	$1,335	$339	$806	$17,114
LHFI
Ending balance	$181,308	$55,448	$57,148	$11,998	$27,529	$1,247	$35,758	$53,513	$-	$423,949
Ending balance: individually evaluated for impairment	$9,676	$14,002	$12,425	$1,717	$1,433	$-	$293	$1,387	$-	$40,933
Ending balance: collectively evaluated for impairment	$171,632	$41,446	$44,723	$10,281	$26,096	$1,247	$35,465	$52,126	$-	$383,016

Allowance for Loan and Leases Losses and Loans Held for Investment
For the nine months ended September 30, 2011
(In thousands)	Commercial real estate	Construction and land development	Commercial	Multi- family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	(1,685)	(5,120)	(666)	(329)	(550)	-	(635)	(489)	-	(9,474)
Recoveries	357	132	8	-	152	-	4	1	-	654
Provision	36	3,794	(814)	229	457	10	500	552	804	5,568
Ending balance	$8,242	$2,782	$2,325	$552	$1,165	$22	$1,539	$444	$806	$17,877
Ending balance: related to loans individually evaluated for impairment	$-	$-	$430	$-	$24	$-	$204	$105	$-	$763
Ending balance: related to loans collectively evaluated for impairment	$8,242	$2,782	$1,895	$552	$1,141	$22	$1,335	$339	$806	$17,114
LHFI
Ending balance	$181,308	$55,448	$57,148	$11,998	$27,529	$1,247	$35,758	$53,513	$-	$423,949
Ending balance: individually evaluated for impairment	$9,676	$14,002	$12,425	$1,717	$1,433	$-	$293	$1,387	$-	$40,933
Ending balance: collectively evaluated for impairment	$171,632	$41,446	$44,723	$10,281	$26,096	$1,247	$35,465	$52,126	$-	$383,016

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2010
(In thousands)	Commercial real estate	Construction and land development	Commercial	Multi-family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$10,039	$7,895	$6,542	$-	$3,762	$25	$1,757	$290	$21	$30,331
Charge-offs	(7,352)	(13,413)	(5,930)	(787)	(3,211)	-	(972)	(49)	-	(31,714)
Recoveries	684	116	81	18	313	37	51	-	-	1,300
Provision	6,796	9,508	3,223	1,421	285	(47)	834	139	(19)	22,140
Reduction due to Royal Asian sale	(633)	(130)	(119)	-	(43)	(3)	-	-	-	(928)
Ending balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Ending balance: related to loans individually evaluated for impairment	$1,363	$-	$-	$245	$74	$-	$194	$31	$-	$1,907
Ending balance: related to loans collectively evaluated for impairment	$8,171	$3,976	$3,797	$407	$1,032	$12	$1,476	$349	$2	$19,222
LHFI
Ending balance	$194,203	$79,638	$74,027	$10,277	$29,299	$793	$38,725	$70,443	$-	$497,405
Ending balance: individually evaluated for impairment	$10,060	$19,758	$5,858	$2,453	$2,159	$-	$335	$1,802	$-	$42,425
Ending balance: collectively evaluated for impairment	$184,143	$59,880	$68,169	$7,824	$27,140	$793	$38,390	$68,641	$-	$454,980

The following tables detail the loans that were evaluated for impairment by loan segment at September 30, 2011 and December 31, 2010.

	For the nine months ended September 30, 2011
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$18,827	$14,002	$-	$12,825	$-
Real Estate-non-residential	10,060	9,676	-	6,385	25
Commercial & industrial	8,644	8,639	-	8,792	46
Residential real estate	695	649	-	1,071	-
Multi-family	1,888	1,717	-	1,776	-
Total:	$40,114	$34,683	$-	$30,849	$71
With an allowance recorded:
Construction and land development	$-	$-	$-	$5,868	$-
Real Estate-non-residential	-	-	-	3,435	-
Commercial & industrial	8,645	3,357	430	1,435	-
Residential real estate	994	759	24	950	-
Multi-family	-	-	-	319	-
Leasing	293	89	204	384	-
Tax certificates	4,764	1,282	105	1,718	-
Total:	$14,696	$5,487	$763	$14,109	$-

	For the year ended December 31, 2010
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction	$16,147	$12,472	$-	$19,944	$-
Land development	9,165	7,286	-	8,161	202
Real Estate-non-residential	4,511	4,255	-	13,650	42
Commercial & industrial	10,217	5,858	-	5,236	2
Residential real estate	1,172	1,119	-	3,243	76
Multi-family	1,935	1,815	-	458	-
Tax certificates	-	-	-	996	-
Total:	$43,147	$32,805	$-	$51,688	$322
With an allowance recorded:
Construction	$-	$-	$-	$7,340	$-
Land development	-	-	-	6,172	13
Real Estate-non-residential	5,805	4,442	1,363	5,057	-
Commercial & industrial	-	-	-	1,782	-
Residential real estate	1,239	966	74	1,153	-
Multi-family	638	393	245	3,469	-
Leasing	335	141	194	538	-
Tax certificates	4,850	1,771	31	1,026	-
Total:	$12,867	$7,713	$1,907	$26,537	$13

Note 6.          Other Real Estate Owned

Other real estate owned (“OREO”) decreased $7.3 million from $29.2 million at December 31, 2010 to $21.9 million at September 30, 2011.  Set forth below is a table which details the changes in OREO from December 31, 2010 to September 30, 2011.

	2011
(In thousands)	First Quarter	Second Quarter	Third Quarter
Beginning balance	$29,244	$30,681	$25,448
Net proceeds from sales	(1,594)	(4,320)	(3,364)
Net gain on sales	394	900	206
Assets acquired on non-accrual loans	3,030	1,469	1,124
Other	-	(535)	-
Impairment charge	(393)	(2,747)	(1,493)
Ending balance	$30,681	$25,448	$21,921

During the third quarter of 2011, the Company sold collateral related to an apartment building in Luzerne County, Pennsylvania foreclosed on in the second quarter of 2009.  The Company received net proceeds of $2.8 million and recorded a gain of $253,000 as a result of this sale.  In addition the Company sold collateral related to four loans.  The Company received net proceeds of $284,000 and recorded a loss of $47,000 as a result of these sales. In addition to the sales mentioned above the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $246,000 as a result of these sales. During the third quarter of 2011, the Company foreclosed on five residential properties related to two lending relationships.  The Company transferred $348,000 to OREO after recording a $74,000 charge-off to the ALLL.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $776,000 to OREO.  During the third quarter of 2011, the Company recorded $1.4 million in impairment charges on five OREO properties as the result of impairment analyses using updated appraisals. The Company recorded impairment charges of $58,000 related to properties acquired through the tax lien portfolio.

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

Note 7.          Deposits

The Company’s deposit composition as of September 30, 2011 and December 31, 2010 is presented below:

	September 30,	December 31,
(In thousands)	2011	2010
Demand	$52,616	$52,872
NOW	43,121	40,884
Money Market	186,956	180,862
Savings	15,619	15,922
Time deposits (over $100)	93,100	105,788
Time deposits (under $100)	180,656	208,534
Brokered deposits	5,823	89,051
Total deposits	$577,891	$693,913

Under the Orders as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of brokered deposits.  During the first three quarters of 2011, brokered deposits of $83.2 million matured.  At September 30, 2011, the balance of brokered deposits was $5.8 million.

Note 8.         Borrowings and Subordinated Debentures

1.  Advances from the Federal Home Loan Bank

Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of September 30, 2011.   Total advances from the FHLB, including the $22.0 million above, were $105.9 million at September 30, 2011 and $110.7 million at December 31, 2010.  The FHLB advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  The available borrowing capacity is based on qualified collateral.  Royal Bank has a collateralized delivery requirement of 105% with the FHLB due to the level of Royal Bank’s non-performing assets and prior net losses.  The available amount for future borrowings will be based on the amount of collateral to be pledged.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of September 30,		As of December 31,
(Dollars in thousands)	2011		2010
	Amount	Rate	Amount	Rate
2011	$22,000	0.69%	$22,000	0.72%
2012	30,000	4.32%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	3,864	3.46%	8,719	3.46%
Total FHLB borrowings	$105,864		$110,719

Under the Orders as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to reduce its level of  FHLB advances and paid down $4.8 million during the first three quarters of 2011.

2.  Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at September 30, 2011 in the amount of $3.9 million compared to $4.2 million at December 31, 2010.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at September 30, 2011 was 0.37%.

At September 30, 2011 and December 31, 2010, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.  These borrowings are secured by government agencies and mortgage-backed securities.  These borrowings have a weighted average interest rate of 3.65%.

3.  Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 2.50% at September 30, 2011, and reset quarterly at 3-month LIBOR plus 2.15%, and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities had an initial interest rate of 5.80% until December 31, 2009 and now resets quarterly at 3-month LIBOR plus 2.15%.  The interest rate at September 30, 2011 was 2.50%.

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

On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of September 30, 2011 the trust preferred interest payment in arrears was $1.6 million and has been recorded in interest expense and accrued interest payable.

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

The contract amounts are as follows:

	September 30,	December 31,
(In thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$17,824	$30,560
Commitments to extend credit	325	-
Standby letters of credit and financial guarantees written	2,650	2,755

Litigation

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   As previously discussed in the Company’s form 10-K for the year ended December 31, 2008, on March 4, 2009, each of CSC and RTL received a grand jury subpoena issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”).  The subpoena sought certain documents and information relating to an ongoing investigation being conducted by the DOJ.  It is possible that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputational risk due to negative publicity. Royal Bank has been advised that neither CSC nor RTL are targets of the DOJ investigation, but they are subjects of the investigation and therefore the Company has concluded that it is unlikely that a contingent liability exists. Royal Bank, CSC and RTL are cooperating in the investigation.

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

On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of September 30, 2011, the Series A Preferred stock dividend in arrears was $3.6 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.  The Treasury exercised its right to appoint two directors to the Company’s board of directors, the initial one on July 13, 2011 and the second on September 30, 2011.

At September 30, 2011, as a result of significant losses within Royal Bank and cash and stock dividends declared and paid in previous years, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Under the Orders as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

Note 11.        Regulatory Capital Requirements

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  At September 30, 2011, the Company and Royal Bank met all capital adequacy requirements to which it is subject.

In connection with a bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2011 and the four previous quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the difference of opinion.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of September 30, 2011
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$82,983	14.62%	$45,396	8.00%	$56,745	10.00%
Tier I capital (to risk-weighted assets)	$75,757	13.35%	$22,698	4.00%	$34,047	6.00%
Tier I capital (to average assets, leverage)	$75,757	8.85%	$34,259	4.00%	$42,824	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the nine
months ended
(In thousands)	September 30, 2011
RAP net loss	$(14,774)
Tax lien adjustment, net of noncontrolling interest	7,802
U.S. GAAP net loss	$(6,972)

	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	14.62%	16.56%
Tier I capital (to risk-weighted assets)	13.35%	15.29%
Tier I capital (to average assets, leverage)	8.85%	10.21%

The tables below reflect the Company’s capital ratios:

	As of September 30, 2011
	Actual		For capital adequacy purposes		To be well capitalized capitalized under prompt corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$107,478	18.31%	$46,971	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$100,009	17.03%	$23,485	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)	$100,009	11.28%	$35,475	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of September 30, 2011 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the nine
months ended
(In thousands)	September 30, 2011
U.S. GAAP net loss	$(7,629)
Tax lien adjustment, net of noncontrolling interest	(7,802)
RAP net loss	$(15,431)

	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.31%	16.43%
Tier I capital (to risk-weighted assets)	17.03%	15.16%
Tier I capital (to average assets, leverage)	11.28%	9.96%

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

Net periodic defined benefit pension expense for the three and nine month periods ended September 30, 2011 and 2010 included the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Service cost	$77	$76	$230	$226
Interest cost	154	156	461	467
Amortization of prior service cost	23	22	67	67
Amortization of actuarial loss	36	13	107	40
Net periodic benefit cost	$290	$267	$865	$800

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

The following table presents the activity related to the Directors' Plan for the nine months ended September 30, 2011.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2010	74,086	$20.02	2.8	$-
Exercised	-	-
Forfeited	-	-
Expired	(5,466)	11.90
Options outstanding at September 30, 2011	68,620	$20.66	2.2	$-
Options exercisable at September 30, 2011	68,820	$20.66	2.2	$-

(1)
 The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2011.  The intrinsic value varies based on the changes in the market value in the Company’s Class A common stock.

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

The following table presents the activity related to the Employee Plan for the nine months ended September 30, 2011.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2010	385,005	$20.30	3.3	$-
Exercised	-	-
Forfeited	(9,390)	22.02
Expired	(30,918)	11.90
Options outstanding at September 30, 2011	344,697	$21.01	2.8	$-
Options exercisable at September 30, 2011	344,697	$21.01	2.8	$-

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2011.  The intrinsic value varies based on the changes in the market value in the Company’s Class A common stock.

Long-Term Incentive Plan

Under the 2007 Long-Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock.  As of September 30, 2011, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant.  For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.  For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant.  Restricted stock vests three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the board of directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.  All shares of restricted stock were forfeited in the first quarter of 2010 due to the Company’s losses in 2009 and 2008.

The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the nine months ended September 30, 2011.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at December 31, 2010	121,862	$9.76	7.3	$-
Granted	-	-
Exercised	-	-
Forfeited	(5,100)	9.85
Expired	-	-
Options outstanding at September 30, 2011	116,762	$9.76	6.6	$-
Options exercisable at September 30, 2011	71,219	$11.93	6.4	$-

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on September 30, 2011.  The intrinsic value varies based on the changes in the market value in the Company’s Class A common stock.

For all Company plans as of September 30, 2011, there were 45,543 unvested stock options and unrecognized compensation cost of $89,000 which will be expensed within two years.

Note 14.       Loss Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months and nine months ended September 30, 2011, 578,819, and 568,395 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and nine months ended September 30, 2011.  For the three months and nine months ended September 30, 2010, 582,274 and 599,516 options to purchase shares of common stock, respectively, were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months and nine months ended September 30, 2010.  Additionally 30,407 warrants were also anti-dilutive for all periods presented below.

Basic and diluted EPS are calculated as follows:

	Three months ended September 30, 2011
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(2,395)	13,257	$(0.18)

	Three months ended September 30, 2010
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(3,289)	13,257	$(0.25)

	Nine months ended September 30, 2011
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(9,128)	13,257	$(0.69)

	Nine months ended September 30, 2010
	Loss	Average shares	Per share
(in thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(9,881)	13,257	$(0.75)

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

	Nine months ended September 30, 2011
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$336	$104	$232
Less adjustment for impaired investments	(1,796)	(629)	(1,167)
Less reclassification adjustment for gains realized in net loss	1,565	548	1,017
Unrealized gains on investment securities	567	185	382
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(174)	(67)	(107)
Other comprehensive income, net	$741	$252	$489

	Nine months ended September 30, 2010
	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$6,544	$2,169	$4,375
Reduction in deferred tax valuation allowance related to preferred and common stock	-	(90)	90
Non-credit loss portion of other-than-temporary impairments	2,067	723	1,344
Less adjustment for impaired investments	(479)	(168)	(311)
Less reclassification adjustment for gains realized in net loss	1,219	427	792
Unrealized gains on investment securities	7,871	2,543	5,328
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(107)	(37)	(70)
Other comprehensive income, net	$7,978	$2,580	$5,398

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

Level 3 securities include trust preferred securities that are not actively traded and investments in real estate and SBA funds.  The fair values for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

Balances as of September 30, 2011	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$18,141	$-	$18,141
U.S. government agencies	-	26,046	-	26,046
Common stocks	436	-	-	436
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	222,327	-	222,327
Non-agency	-	5,282	-	5,282
Corporate bonds	-	13,368	-	13,368
Municipal bonds	-	997	-	997
Trust preferred securities	3,396	-	12,558	15,954
Other securities	-	-	8,186	8,186
Total available for sale	$3,832	$286,161	$20,744	$310,737

Balances as of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$8,840	$-	$8,840
U.S. government agencies	-	29,737	-	29,737
Common stocks	483	-	-	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	234,653	-	234,653
Non-agency	-	7,137	-	7,137
Corporate bonds	-	9,286	-	9,286
Trust preferred securities	3,594	-	15,020	18,614
Other securities	-	-	8,405	8,405
Total available for sale	$4,077	$289,653	$23,425	$317,155

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for nine months ended September 30, 2011:

	Investment Securities Available for Sale
(In thousands)	Trust preferred securities	Other securities	Total
Beginning balance January 1, 2011	$15,020	$8,405	$23,425
Total gains/(losses) - (realized/unrealized):
Included in earnings	(1,740)	446	(1,294)
Included in other comprehensiveincome	433	76	509
Purchases	-	555	555
Sales and calls	(1,122)	(1,296)	(2,418)
Amortization of premium	(33)	-	(33)
Transfers in and/or out of Level 3	-	-	-
Ending balance September 30, 2011	$12,558	$8,186	$20,744

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for nine months ended September 30, 2010:

(In thousands)	Investment Securities Available for Sale

Beginning balance January 1, 2010	$54,832
Total gains/(losses) - (realized/unrealized):
Included in earnings	(201)
Included in other comprehensive income	835
Purchases, issuances, and settlements	(24,816)
Transfers in and/or out of Level 3	-

Ending balance before Royal Asian Level 3investment held for sale	$30,650

Royal Asian Level 3 investment held for sale	(792)
Ending balance September 30, 2010	$29,858

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

Balances as of September 30, 2011	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$-	$-	$5,487	$5,487
Other real estate owned	-	-	7,874	7,874
Loans and leases held for sale	-	-	23,729	23,729

Balances as of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$-	$-	$7,713	$7,713
Other real estate owned	-	-	15,226	15,226
Loans and leases held for sale	-	-	29,621	29,621

The table below states the fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

	At September 30, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value
Financial Assets:
Cash and cash equivalents	$32,293	$32,293	$51,733	$51,733
Investment securities available for sale	310,737	310,737	317,155	317,155
Federal Home Loan Bank stock	8,920	8,920	10,405	10,405
Loans, net	405,509	404,102	475,725	473,349
Accrued interest receivable	15,994	15,994	16,864	16,864
Financial Liabilities:
Demand deposits	52,616	52,616	52,872	52,872
NOW and money markets	230,077	230,077	221,746	221,746
Savings	15,619	15,619	15,922	15,922
Time deposits	279,579	275,323	403,373	398,696
Short-term borrowings	22,000	22,000	22,000	22,000
Long-term borrowings	127,758	121,814	132,949	128,787
Subordinated debt	25,774	17,906	25,774	15,136
Accrued interest payable	5,717	5,717	3,983	3,983

Note 17.       Real Estate Owned via Equity Investment

The Company, together with third party real estate development companies, formed variable interest entities (“VIEs”) to construct various real estate development projects.  These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with FASB ASC Topic 970, “Real Estate-General”, and account for capitalized interest on those projects in accordance with FASB ASC Topic 835, “Interest”.  Due to economic conditions, management decided to curtail new equity investments in these type of projects.

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

At September 30, 2011, the Company had one VIE which is consolidated into the Company’s financial statements.  This VIE met the requirements for consolidation under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) based on Royal Investments America being the primary financial beneficiary.  Consolidation of this VIE was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership.  Royal Investments America is a limited partner in the partnership (the “Partnership”).  The Partnership was formed to convert an apartment complex into condominiums.  The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million.  The Company is entitled to earn a preferred return on the $2.5 million capital contribution.  In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates.  The Partnership no longer has senior debt with another bank as it was paid off in June 2010.  Upon the repayment of the mezzanine loan interest and principal and the initial capital contributions and preferred return, the Company and the development company will both receive 50% of the remaining distribution, if any.

On August 13, 2009, the Company received a Senior Loan Default Notice from the Senior Lender as a result of the Partnership not making the required repayment by July 9, 2009.  The Company signed a forbearance agreement and an inter-creditor agreement between the Company and the Senior Lender on October 23, 2009 which extended the loan until December 9, 2010.  On October 25, 2009, the Senior Lender filed for bankruptcy protection, which did not impact the relationship between the Partnership and the Senior Lender.  As part of the agreement to extend the loan for 14 months, the Senior Lender required the Partnership to provide additional funds to cover current and potential future cash requirements for capital improvements, operating expenses and marketing costs. As mentioned above the Senior Lender has been repaid in full.  Through September 30, 2011, Royal Bank had loaned $2.6 million to the Partnership and any additional operating expenses required for funding will be insignificant.  The $2.6 million loan balance was paid down to $0 during the second quarter of 2011 as a result of the sales proceeds received from an auction that was held in April of 2011.

In accordance with ASC Topic 360, the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows.  The Company had recognized $12.6 million in impairment charges related to this asset through December 31, 2010.  The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.  No further impairment of this asset occurred during the first nine months of 2011.

As noted above, the Partnership held an auction during the second quarter of 2011, which was successful in reducing the number of units that remain at the project.  The auction company continued to sell units for the Partnership through the third quarter of 2011.  As of September 30, 2011 the remaining proceeds from the sales of the units are being utilized to reduce the balance of the $9.2 million of mezzanine loans that the Company made to the Partnership.  At September 30, 2011, the Partnership had total assets of $4.0 million of which $2.8 million is real estate as reflected on the consolidated balance sheet and total borrowings of $3.8 million, all of which relates to the Company’s loans discussed above and are eliminated on the consolidated balance sheet.  The Company has made an investment of $14.3 million in this Partnership ($2.5 million capital contribution and $11.8 million of loans).  The impairments mentioned above along with the repayment of advances that started in June 2010 have contributed to an overall reduction in the Company’s investment. At September 30, 2011, the remaining amount of the investment in and receivables due from the Partnership totaled $602,000.

Note 18.       Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking”, “Tax Liens” and “Equity Investments”.  The Company has one operating segment that does not meet the quantitative thresholds for requiring disclosure, but has different characteristics than the Community Banking, Tax Liens and Equity Investments segments: RBA Leasing (“Leasing” in the segment table below).  The Tax Liens segment includes Crusader Servicing Corporation and Royal Tax Lien Services, LLC (collectively the “Tax Lien Operation”); and the Equity Investments segment is a wholly owned subsidiary of Royal Bank, Royal Investments America, that previously made equity investments in real estate and had extended mezzanine loans to real estate projects. At September 30, 2011 and 2010, one such equity investment in real estate meets the requirements for consolidation under ASC Topic 810 based on Royal Investments America being the primary financial beneficiary, and therefore the Company is reporting this investment on a consolidated basis as a Variable Interest Entity (“VIE”).  This was determined based on the amount invested by Royal Investments America compared to its partners.  The VIE is included below in the Equity Investment category.

Community banking

The Company’s Community Banking segment which includes Royal Bank America, and in the prior period,  Royal Asian Bank, consists of commercial and retail banking. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank.  For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk.  While Royal Bank makes very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans. Royal Asian assets of $87.0 million and deposits of $74.1 million were included in “Community Banking” in the segment table for the three and nine months ended September 30, 2010 respectively.  Royal Asian recorded a net loss of $413,000 and $1.3 million for the three and nine months ended September 30, 2010, respectively.

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

Equity investments

In September 2005, the Company, together with a real estate development company, formed a limited partnership.  The Company is a limited partner in the partnership (“Partnership”). The Partnership was formed to convert an apartment complex into condominiums.  The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million.  The Company is entitled to earn a preferred return on the $2.5 million capital contribution.  In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates.  Through September 30, 2011, Royal Bank had loaned $2.6 million to the Partnership and any additional operating expenses required for funding will be insignificant. The $2.6 million loan balance was paid down to $0 during the second quarter of 2011 as a result of the sales proceeds received from an auction that was held in April of 2011.

In accordance with the FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), the Partnership assesses for impairment by evaluating the recoverability of the condominiums based on estimated future operating cash flows.  The Company had previously recognized $12.6 million in impairment through 2010.  The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.  No additional impairment was recognized during the first nine months of 2011.  The Company’s investment in this entity is further discussed in “Note 17 - Real Estate Owned via Equity Investment” to the Consolidated Financial Statements.

Lease segment

RBA Leasing is a small ticket leasing company.  It originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, RBA Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies.

The following tables present selected financial information for reportable business segments for the three and nine month periods ended September 30, 2011 and 2010.

	Three months ended September 30, 2011
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$740,550	$77,106	$4,421	$35,286	$857,363
Total deposits	$577,891	$-	$-	$-	$577,891
Interest income	$7,451	$1,774	$-	$824	$10,049
Interest expense	2,357	582	-	278	3,217
Net interest income	$5,094	$1,192	$-	$546	$6,832
Provision for loan and lease losses	142	248	-	38	428
Total other income	(161)	1	86	147	73
Total other expenses	7,478	447	23	161	8,109
Income tax (benefit) expense	(418)	193	-	225	-
Net (loss) income	$(2,269)	$305	$63	$269	$(1,632)
Noncontrolling interest	$-	$122	$32	$107	$261
Net (loss) income attributable to Royal Bancshares	$(2,269)	$183	$31	$162	$(1,893)

	Three months ended September 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$968,818	$103,184	$6,450	$39,237	$1,117,689
Total deposits	$743,488	$-	$-	$-	$743,488
Interest income	$10,102	$2,699	$-	$918	$13,719
Interest expense	4,968	869	4	316	6,157
Net interest income (loss)	$5,134	$1,830	$(4)	$602	$7,562
Provision for loan and lease losses	2,028	-	-	166	2,194
Total other income	1,412	57	230	124	1,823
Total other expenses	7,910	440	117	166	8,633
Impairment -real estate owned via equity investment	-	-	1,700	-	1,700
Income tax (benefit) expense	(670)	566	(51)	154	-
Net (loss) income	$(2,723)	$881	$(1,540)	$240	$(3,142)
Noncontrolling interest	$-	$352	$(795)	$96	$(347)
Net (loss) income attributable to Royal Bancshares	$(2,723)	$529	$(745)	$144	$(2,795)

	Nine months ended September 30, 2011
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$740,550	$77,106	$4,421	$35,286	$857,363
Total deposits	$577,891	$-	$-	$-	$577,891
Interest income	$22,052	$6,001	$-	$2,570	$30,623
Interest expense	8,276	1,938	-	862	11,076
Net interest income	$13,776	$4,063	$-	$1,708	$19,547
Provision for loan and lease losses	4,516	552	-	500	5,568
Total other income	2,808	486	532	398	4,224
Total other expenses	22,579	1,377	124	783	24,863
Income tax (benefit) expense	(1,531)	1,022	-	509	-
Net (loss) income	$(8,980)	$1,598	$408	$314	$(6,660)
Noncontrolling interest	$-	$639	$204	$126	$969
Net (loss) income attributable to Royal Bancshares	$(8,980)	$959	$204	$188	$(7,629)

	Nine months ended September 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$968,818	$103,184	$6,450	$39,237	$1,117,689
Total deposits	$743,488	$-	$-	$-	$743,488
Interest income	$33,913	$7,835	$-	$2,767	$44,515
Interest expense	16,996	2,652	22	931	20,601
Net interest income (expense)	$16,917	$5,183	$(22)	$1,836	$23,914
Provision for loan and lease losses	7,424	60	-	903	8,387
Total other income	3,601	346	658	241	4,846
Total other expenses	22,846	1,524	382	421	25,173
Impairment -real estate joint venture	1,552	-	-	-	1,552
Impairment -real estate owned via equity investment	-	-	1,700	-	1,700
Income tax (benefit) expense	(2,005)	1,620	-	385	-
Net (loss) income	$(9,299)	$2,325	$(1,446)	$368	$(8,052)
Noncontrolling interest	$-	$930	$(723)	$147	$354
Net (loss) income attributable to Royal Bancshares	$(9,299)	$1,395	$(723)	$221	$(8,406)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $518,000 and $869,000 for the three month periods ended September 30, 2011 and 2010, respectively and $1.9 million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest income earned by the Community Banking segment related to the Leasing Segment was approximately $278,000 and $316,000 for the three month periods ended September 30, 2011 and 2010, respectively and $862,000 and $931,000 for the nine months ended September 30, 2011 and 2010, respectively.

Note 19.       Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of September 30, 2011 and December 31, 2010, FHLB stock totaled $8.9 million and $10.4 million, respectively.

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

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  On October 27, 2011, the FHLB filed a Form 8-K to report results for the quarter ended September 30, 2011.  For the three months ended September 30, 2011, the FHLB had net income of $11.9 million compared to $45.1 million for the three months ended September 30, 2010.  The decline was primarily related to lower net interest income and losses on derivatives and hedging activities.  For the first nine months of 2011 net income was $27.1 million compared to a net loss of $13.2 million for the comparable period in 2010 primarily due to the higher OTTI credit-related losses in the 2010 period partially offset by lower interest income in the 2011 period.  OTTI credit losses were $37.5 million and $145.3 million for the nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, the FHLB’s regulatory capital was $4.0 billion and the FHLB was in compliance with its risk-based, total and leverage capital requirements.  The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs (government-sponsored entities) through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of September 30, 2011.  The FHLB also announced that it would complete a small excess capital stock repurchase on October 28, 2011, which amounted to approximately $446,000 for Royal Bank.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three and nine month periods ended September 30, 2011 and 2010. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K for the year ended December 31, 2010.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of the Company’s business include the following: general economic conditions, including their impact on capital expenditures; the possibility that we will be unable to comply with the conditions imposed upon us in the regulatory orders (the “Orders”) issued by the Federal Deposit Insurance Corporation (“FDIC”), and the Pennsylvania Department of Banking in July 2009, and the agreement with the Federal Reserve Bank of Philadelphia dated March 10, 2010, which could result in the imposition of further restrictions on our operations; interest rate fluctuations; business conditions in the banking industry; the regulatory environment; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Troubled Asset Relief Program voluntary Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions and the potential effects from the Dodd-Frank Wall Street Reform and Consumer Protection Act; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures and similar items.

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

At September 30, 2011, the Company had consolidated total assets of approximately $857.4 million, total deposits of approximately $577.9 million and shareholders’ equity of approximately $78.0 million. During the past three years Royal Bank has continued to record losses in earnings, which have negatively impacted its capital ratios. The Company implemented a strategy to mitigate this impact to the capital ratios through the reduction of the balance sheet (deleveraging). The balance sheet deleveraging has been accomplished primarily through the run off of maturing brokered CDs and FHLB borrowings as required under the Orders by reducing the balances of investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued losses of income by maintaining capital ratios as a percentage of the remaining reduced level of assets at required regulatory levels.

The Company signed a letter of intent in the first quarter of 2011 to sell a pool of $54.1 million of classified assets in a bulk sale, which was expected to close in the second quarter of 2011. The associated sale value, or fair market value, of the classified assets resulted in an additional loss of $14.2 million during the fourth quarter of 2010. The Company was unable to arrive at a mutually satisfactory purchase and sale agreement with the prospective purchaser and terminated negotiations. The Company has marketed these assets within the pool to individual buyers to facilitate the reduction of classified assets and improve the credit quality of the loan portfolio. Through September 30, 2011 individual sales of assets originally in the bulk asset pool sale have amounted to $8.3 million with resulting net gains on those sales of $1.2 million.

The Company recorded a net loss for the quarter ended September 30, 2011 of $1.9 million resulting in an improvement of $902,000 as compared to the 2010 comparable quarter’s net loss of $2.8 million. For the nine months ended September 30, 2011 the net loss was $7.6 million, which amounted to an improvement of $777,000 from the net loss of $8.4 million in the comparable period of 2010. The year over year favorable change in the net loss for the current quarter was primarily associated with a $1.8 million reduction in the provision for loan and lease losses and a $2.2 million decline in other expenses, which were partially offset by a decline in net interest income of $730,000 and a reduction of $1.8 million in other income. The reduced provision in 2011 was attributed to a reduction in loan balances and a reduction in the level of classified loans. The other expense improvement year over year was related to overall expense reductions related to the absence of Royal Asian expenses in 2011 due to the sale of the banking subsidiary in December of 2010, impairment of $1.7 million related to real estate owned via equity investments in 2010 as compared to no impairment during 2011, reduced OREO impairment of $568,000 and a $279,000 decline in FDIC assessments related mainly to a reduction in brokered and Royal Asian deposits. Partially offsetting these favorable expense changes year over year were increased OREO and loan collection expenses of $777,000 related to taxes, insurance and related expenses for property acquired through foreclosures and collection costs for non-performing loans.   The favorable changes to the provision and other expense were partially offset by a decrease in net interest income of $730,000 that was attributed mainly to reductions in the average balances of loans and investment securities and reduced yields on earning assets, mainly on investment securities, that were partially offset by a reduction in the rates paid on interest bearing liabilities, primarily brokered CDs and FHLB advances. The reduction in other income year over year was due principally to investment impairment increasing $1.3 million, resulting primarily from a $1.4 million write-down of one trust preferred security during the third quarter of 2011,  and reductions in net gains on the sale of OREO and investment securities of $198,000 and $174,000, respectively.

The year over year improvement in the net loss for the nine month period ended September 30, 2011 compared to the comparable period of 2010 was primarily attributed to a reduction in the provision for loan and lease losses of $2.8 million and a decline in other expenses of $3.6 million. The favorable results were partially offset by a decrease of $4.4 million in net interest income due to the negative impact on revenue of both lower average balances and lower yields for loans and investment securities, a $1.3 million increase in impairment on investment securities, and a reduction in other income of $622,000. The other expense reduction was mainly associated with a reduction of impairment of $1.6 million for real estate joint ventures, a reduction of $1.7 million for real estate owned via equity investments, an overall reduction in most expense categories due to the sale of Royal Asian at the end of 2010, and reduced FDIC assessments related to both the sale of Royal Asian and a decline in Royal Bank’s deposit balances. These expense reductions were partially offset by an increase in OREO impairment of $810,000, increased professional and legal fees of $378,000 and increased OREO and collection expenses of $596,000. The decline in other income was associated with an increase of $1.4 million in impairment on investment securities and a reduction in the gains on the sale of loans and leases of $586,000, which were partially offset by an increase in gains on the sale of both OREO ($765,000) and investment securities ($346,000) and increased other income ($417,000) related mostly to rental income on OREO properties.

The chief sources of revenue for the Company are interest income from extending loans and from investing in security instruments, mostly through its subsidiary Royal Bank.  Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases.  The Company recently added experienced middle market business lenders to transition to a more diversified loan portfolio. At September 30, 2011, commercial real estate loans, land development loans, construction loans, tax liens, and leases comprised 46%, 9%, 4%, 13%, and 8%, respectively, of Royal Bank’s loan portfolio.  Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market. Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those paid to the depositors to earn an interest rate spread.  Please see the “Net Interest Margin” section in “Managements Discussion and Analysis of Financial Condition and Results of Operation” below for additional information on interest yield and cost.

Consolidated Net Loss

The Company recorded a net loss of $1.9 million for the third quarter of 2011 compared to a net loss of $2.8 million for the comparable quarter of 2010.  The loss for the third quarter of 2011 was primarily related to additional impairment on existing investment securities of $1.4 million, lower net interest income associated with a reduction in the yields and balances of interest earning assets, primarily loans and investments, and increased operating expenses related to credit quality. As a consequence of the continued weak housing market and minimal growth in the current economy, the Company continues to have a high level of non-performing assets which negatively impacts the net interest income but also operating expenses such as legal, loan collection and OREO costs. The third quarter results were impacted by a lower provision for loan and lease losses of $428,000, which was mainly attributed to lower loan balances and reduced classified loans. The loss in the third quarter of 2010 was mainly associated with a loan loss provision of $2.2 million, higher operating expenses related to credit quality and a $1.7 million impairment related to real estate owned via equity investments. The Company has made progress over the past nine months in reducing the level of non-performing assets as OREO assets and non-performing loans declined 25% and 12%, respectively, since year end 2010. Losses per share for basic and diluted were both $0.18 for the third quarter of 2011, as compared to basic and diluted losses per share of $0.25 for the comparable quarter of 2010.

For the nine months ended September 30, 2011, the net loss amounted to $7.6 million compared to a net loss of $8.4 million for the comparable period of 2010. The year to date loss in 2011 was mainly related to a provision for loan and lease losses amounting to $5.6 million; impairment on investment securities of $1.8 million, resulting primarily from a complete write-down of one trust preferred security in the amount of $1.7 million; OREO impairment of $4.6 million; and lower net interest income due to a continued reduction in loan and investment balances, a continued high level of non-performing assets, and reduced yields on loans and investments; and higher operating expenses attributed mainly to credit quality.  For the first nine months of 2010 the Company’s net loss resulted from a loan loss provision of $8.4 million, a $1.6 million net impairment of real estate joint ventures, a $1.7 million impairment related to real estate owned via equity investments, and credit related costs included in operating expenses. As previously noted, as a consequence of the continued weak housing market and slow growth economy, the Company continued to experience a high level of non-performing assets despite the continued progress in reducing the level of those assets. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report.  Basic and diluted losses per share were both $0.69 for the first nine months of 2011, while basic and diluted losses per share were both $0.75 for the first nine months of 2010.

Interest Income

Total interest income of $10.0 million for the third quarter of 2011 amounted to a decline of $3.7 million, or 26.8%, from the comparable quarter of 2010.  The decrease was primarily driven by a decline in average interest earning assets year over year, primarily in loan balances and investment securities, and a decline in the yield on investment securities year over year. Average interest earning assets of $806.7 million in the third quarter of 2011 declined $234.5 million, or 22.5%, from $1.0 billion in the third quarter of 2010, which was primarily attributed to the Company’s deleveraging strategy.  Average loan balances amounted to $454.5 million in the third quarter of 2011, which resulted in a decline of $171.4 million, or 27.4%, year over year.  The decline in loan balances was attributed to loan prepayments, loan pay downs, loans sales, charge-offs, transfers to OREO through foreclosure proceedings, a limitation on commercial real estate and construction loans and the sale of Royal Asian in December of 2010. The primary focus of the lending department during the past year has been small business lending, owner occupied commercial real estate, small ticket leasing and more recently commercial and industrial middle market business lending. Average investment securities of $325.1 million during the third quarter of 2011 experienced a decline of $22.4 million, or 6.4%, from the comparable quarter of 2010.The reduction in investments remains primarily associated with the run off of the maturing brokered CDs and FHLB advances to facilitate the deleveraging initiative and to comply with the Orders. The sale of Royal Asian also contributed to the decline. Average cash equivalents for the three months ended September 30, 2011, amounted to $27.1 million which resulted in a significant decline of $40.7 million from the comparable quarter of 2010. The Company reduced the cash equivalent balances relative to the prior comparable period in order to enhance the net interest margin while also maintaining strong liquidity ratios.

For the third quarter of 2011, the yield on average interest earning assets of 4.94% decreased 29 basis points from the level recorded during the comparable quarter of 2010.  The yield reduction was comprised of year over year declines of 5 basis points for loans (6.59% versus 6.64%) and 63 basis points for investments (3.03% versus 3.66%).  The decrease in loan yield reflected payoffs and pay downs of higher yielding loans during the past year coupled with lower interest rates on new loans, which were partially offset by increased loan fees collected during the current quarter. The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities during 2010 and 2011 with lower yielding government agency mortgage backed and CMO securities that resulted in an investment portfolio with an improved credit risk profile.

For the nine months ended September 30, 2011, total interest income amounted to $30.6 million resulting in a decline of $13.9 million, or 31.2% year over year. The decrease was primarily driven by declines in average loan and investment balances year over year, a decline in the yields on loans and investments and a non-recurring favorable adjustment of $905,000 in 2010 related to the correction of previously reversed interest income on a participation loan from a previous year. Average interest earning assets were $842.4 million for the first nine months of 2011 compared to $1.1 billion for the comparable period of 2010 resulting in a decline of $264.0 million, or 23.9%, which was partially attributed to the Company’s deleveraging strategy.  Average loan balances of $486.4 million in the first nine months of 2011 decreased $166.8 million, or 25.5%, year over year. The decline was again attributable to loan prepayments, loan pay downs, loan sales, charge-offs and transfers to OREO.  Average investments of $320.1 million decreased $74.5 million, or 18.9%, from the comparable period average of 2010 due to the run off of the maturing brokered CDs and FHLB advances to facilitate the deleveraging initiative and to comply with the Orders. The sale of Royal Asian also contributed to the decline.

The yield on average interest earning assets for the period ended September 30, 2011 of 4.86% declined by 52 basis points from 5.38% for the comparable period of 2010. The yield reduction was comprised of year over year declines of 42 basis points for loans (6.32% versus 6.74%) and 73 basis points for investments (3.16% versus 3.89%).  The decrease in loan yield reflected payoffs and pay downs of higher yielding loans during 2010 and the first nine months of 2011, lower interest rates on new loans and the negative impact in 2011 of the favorable one-time adjustment in 2010 previously noted. The decrease in investment yield was due to the replacement of sold and called higher yielding investment securities during 2010 and 2011 with lower yielding government agency mortgage backed and CMO securities.

Interest Expense

Total interest expense amounted to $3.2 million in the third quarter of 2011, which resulted in a decline of $2.9 million, or 47.8%, from the comparable quarter of 2010.  The reduction in interest expense was mainly associated with a lower level of interest bearing liabilities coupled with a decline in the interest rates paid on those liabilities. Average balances for interest bearing liabilities of $718.6 million for the third quarter of 2011 represented a decline of $224.9 million, or 23.8%, from the comparable quarter of 2010 primarily due to the re-pricing of maturing retail CDs, the run off of maturing brokered CDs and FHLB advances, and the sale of Royal Asian. Average time deposits, which include retail and brokered CDs, amounted to $297.9 million during the third quarter of 2011, which resulted in a decline of $174.0 million, or 36.9%, from the level of the comparable quarter of 2010 due principally to the reduction in brokered CDs and the sale of Royal Asian. Management elected not to roll over maturing brokered CDs consistent with the requirements of the Orders to reduce non-core funding coupled with the deleveraging strategy. Average balances for borrowings, mostly FHLB advances, amounted to $176.7 million for the third quarter of 2011, reflecting a decline of $74.3 million, or 29.6%, from the comparable period of 2010. Management has reduced the reliance on FHLB advances due to the suspension of the FHLB dividend at year end 2008 and the current requirement of 105% collateral delivery status for FHLB advances.

The average interest rate paid on average interest bearing liabilities amounted to 1.78% for the third quarter of 2011, which amounted to a decline of 81 basis points from 2.59% for the comparable quarter of 2010 as all major categories of interest bearing liabilities experienced year over year interest rate declines.  The average interest rate paid on average interest bearing deposits for the third quarter of 2011 was 1.41% resulting in a decline of 85 basis points from the level of 2.26% during the comparable quarter of 2010. The average interest rate paid on CDs during the third quarter of 2011 was 1.91%, which declined 94 basis points, year over year, due to lower interest rates on new accounts, the re-pricing at lower interest rates on a significant portion of the maturing retail CDs, the continued run off of maturing brokered CDs and the sale of Royal Asian, which generally paid higher interest rates on time deposits than Royal Bank. The average interest rate paid on borrowings during the third quarter of 2011 was 2.89% resulting in a decline of 61 basis points year over year due to the redemption of FHLB advances during 2010.

For the nine months ended September 30, 2011, total interest expense of $11.1 million decreased $9.5 million, or 46.2%, from the comparable period in 2010. The decline in interest expense for the first three quarters of 2011 was due to a decline in average interest bearing liabilities of $247.7 million, or 24.6%, relative to the comparable period of 2010 and a 79 basis point decline (1.95% versus 2.74%) in the interest rates paid on average interest bearing liabilities year over year.  Average interest bearing deposits for the first three quarters of 2011 amounted to $579.3 million, which decreased $161.9 million, or 21.8%, year over year, and was almost entirely associated with the run off of brokered CDs and the sale of Royal Asian. The decline in average interest bearing deposits was partially offset by a 5.2% increase in NOW and money market accounts year over year. Average borrowings of $178.4 million for the first nine months of 2011 declined $85.8 million, or 32.5%, from the comparable period of 2010 due to the redemption of FHLB advances.

Consistent with the current quarter’s results, the re-pricing of retail time deposits, the run off of brokered deposits, the redemption of FHLB advances and the sale of Royal Asian resulted in significant reductions on interest rates paid on interest bearing liabilities in the first three quarters of 2011 relative to the comparable period of 2010. The average interest rate paid on CDs during the first nine months of 2011 was 2.19% versus 3.04% in the comparable period of 2010 resulting in an 85 basis point decline. The average interest rate paid on borrowings amounted to 2.90% for the first nine months of 2011 as compared to 3.62% for the comparable period of 2010, which resulted in a 72 basis point decline.

Net Interest Margin

The net interest margin for the third quarter of 2011 of 3.36% increased 48 basis points from the margin of 2.88% in the comparable quarter of 2010. The funding costs for the third quarter amounted to a reduction of 81 basis points, which more than offset the 29 basis point reduction in the yield on interest earning assets. The Company continues to benefit from the pay down of maturing higher cost funds, such as brokered CDs and FHLB advances, and the continued re-pricing of maturing retail CDs at lower interest rates at high retention levels. However, the payoffs and pay downs of higher yielding loans and the replacement of sold and called higher yielding investment securities with lower yielding government agency bonds and CMO securities have partially offset the benefits of reduced funding costs during the third quarter of 2011. The change in the mix of interest earning assets negatively impacted the net interest margin year over year. During the third quarter of 2011, loans, which are the highest yielding interest earning asset, amounted to 56.3% of total interest earning assets which declined from 60.1% in the comparable period of 2010.

The net interest margin of 3.10% for the nine month period ended September 30, 2011, improved 21 basis points from 2.89% in the comparable period of 2010. Interest rates paid on total interest bearing liabilities for the nine month period ended September 30, 2011 declined 79 basis points to 1.95% from the prior year’s comparable period. The yield on interest earning assets of 4.86% for the first three quarters of 2011 amounted to a decline of 52 basis points for the same period in 2010. The factors improving the net interest margin for the nine month period of 2011 relative to the comparable period of 2010 were similar to those that affected the net interest margin during the third quarter. The change in the mix of interest earning assets however was less pronounced for the nine month comparison year over year as loans amounted to 57.7% of the total average interest earning assets in 2011 versus 59.0% for the comparable period of 2010.

On a linked quarter basis the net interest margin of 3.36% in the third quarter of 2011 increased 47 basis points from 2.89% in the second quarter of 2011 due mainly to a reduction of almost $50 million in higher cost brokered CDs from June through August of 2011 and an increase in loan fees during the third quarter of 2011. The Company expects to continue to benefit from the re-pricing of retail CDs and the run off of maturing FHLB advances over the next few quarters. An improvement in the margin going forward will also be dependent upon an increased concentration of loans within total interest earning assets which will be driven primarily by loan growth.

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

	For the three months ended			For the three months ended
	September 30, 2011			September 30, 2010
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$27,112	$19	0.28%	$67,824	$45	0.26%
Investments securities	325,114	2,485	3.03%	347,506	3,203	3.66%
Loans	454,516	7,545	6.59%	625,903	10,471	6.64%
Total interest earning assets	806,742	10,049	4.94%	1,041,233	13,719	5.23%
Non-earning assets	80,138			109,254
Total average assets	$886,880			$1,150,487
Interest-bearing deposits
NOW and money markets	$228,269	475	0.83%	$204,506	523	1.01%
Savings	15,689	21	0.53%	15,979	23	0.57%
Time deposits	297,939	1,436	1.91%	471,927	3,394	2.85%
Total interest bearing deposits	541,897	1,932	1.41%	692,412	3,940	2.26%
Borrowings	176,677	1,285	2.89%	251,022	2,217	3.50%
Total interest bearing liabilities	718,574	3,217	1.78%	943,434	6,157	2.59%
Non-interest bearing deposits	55,236			63,070
Other liabilities	33,173			38,845
Shareholders' equity	79,897			105,138
Total average liabilities and equity	$886,880			$1,150,487
Net interest margin		$6,832	3.36%		$7,562	2.88%

	For the nine months ended			For the nine months ended
	September 30, 2011			September 30, 2010
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$35,890	$70	0.26%	$58,593	$117	0.27%
Investments securities	320,129	7,567	3.16%	394,644	11,476	3.89%
Loans	486,377	22,986	6.32%	653,155	32,921	6.74%
Total interest earning assets	842,396	30,623	4.86%	1,106,392	44,514	5.38%
Non-earning assets	81,597			97,994
Total average assets	$923,993			$1,204,386
Interest-bearing deposits
NOW and money markets	$219,296	1,506	0.92%	$208,491	1,616	1.04%
Savings	15,710	65	0.55%	15,754	67	0.57%
Time deposits	344,306	5,635	2.19%	516,966	11,736	3.04%
Total interest bearing deposits	579,312	7,206	1.66%	741,211	13,419	2.42%
Borrowings	178,393	3,870	2.90%	264,156	7,160	3.62%
Total interest bearing liabilities	757,705	11,076	1.95%	1,005,367	20,579	2.74%
Non-interest bearing deposits	58,022			62,516
Other liabilities	26,028			31,041
Shareholders' equity	82,238			105,462
Total average liabilities and equity	$923,993			$1,204,386

Net interest margin		$19,547	3.10%		$23,935	2.89%

Rate Volume Analysis

The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three and nine month periods ended September 30, 2011, as compared to the respective period in 2010, into amounts attributable to both rates and volume variances.

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2011 vs. 2010			2011 vs. 2010
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(29)	$3	$(26)	$(53)	$4	$(49)
Federal funds sold	-	-	-	2	-	2
Total short term earning assets	$(29)	$3	$(26)	$(51)	$4	$(47)
Investments securities	(275)	(443)	(718)	(1,754)	(2,155)	(3,909)
Loans
Commercial demand loans	$(914)	$25	$(889)	$(2,958)	$(1,451)	$(4,409)
Commercial mortgages	(1,071)	(76)	(1,147)	(2,811)	(429)	(3,240)
Residential and home equity	(11)	(9)	(20)	(45)	(11)	(56)
Leases receivables	(81)	(2)	(83)	(134)	(12)	(146)
Tax certificates	(500)	(405)	(905)	(909)	(855)	(1,764)
Other loans	(4)	-	(4)	(24)	4	(20)
Loan fees	121	-	121	(301)	-	(301)
Total loans	$(2,460)	$(467)	$(2,927)	$(7,182)	$(2,754)	$(9,936)
Total decrease in interest income	$(2,764)	$(907)	$(3,671)	$(8,987)	$(4,905)	$(13,892)
Interest expense
Deposits
NOW and money market	$56	$(105)	$(49)	$81	$(191)	$(110)
Savings	-	(1)	(1)	-	(3)	(3)
Time deposits	(1,032)	(926)	(1,958)	(3,328)	(2,771)	(6,099)
Total deposits	$(976)	$(1,032)	$(2,008)	$(3,247)	$(2,965)	$(6,212)
Trust preferred	-	(13)	(13)	-	(10)	(10)
Borrowings	(597)	(320)	(917)	(2,085)	(1,196)	(3,281)
Total decrease in interest expense	$(1,573)	$(1,365)	$(2,938)	$(5,332)	$(4,171)	$(9,503)
Total (decrease) increase in net interest income	$(1,191)	$458	$(733)	$(3,655)	$(734)	$(4,389)

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

The provision for loan and lease losses was $428,000 and $5.6 million for the three and nine months ended September 30, 2011, respectively, compared to $2.2 million and $8.4 million for the three and nine months ended September 30, 2010, respectively.  The provision for the nine months ended September 30, 2011 is primarily related to $5.5 million in additional specific reserves required on impaired loans in accordance with ASC Topic 310.

The ALLL decreased $3.3 million from $21.1 million at December 31, 2010 to $17.9 million at September 30, 2011. The decrease was primarily attributable to a $73.5 million decline in loan balances during the first nine months of 2011 and $8.8 million in net charge-offs of impaired loans recorded in the first three quarters of 2011. Impaired loans were $60.1 million at September 30, 2011 compared to $65.1 million at December 31, 2010.  The ALLL was 4.22% of total loans and leases at September 30, 2011 compared to 4.25% at December 31, 2010.

Management believes that the allowance for loan and lease loss is adequate at September 30, 2011. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance for loan and lease losses were as follows:

	For the three	For the nine	For the year ended
	months ended	months ended	December 31,
(In thousands)	September 30, 2011		2010
Balance at beginning period	$19,614	$21,129	$30,331
Charge-offs
Commercial and industrial	(114)	(666)	(5,930)
Construction and land development	(1,471)	(5,120)	(13,413)
Real Estate - residential	(43)	(550)	(731)
Real Estate - residential - mezzanine	-	-	(2,480)
Real Estate - non-residential	-	(1,685)	(7,352)
Real Estate - multifamily	-	(329)	(787)
Leases	(326)	(635)	(972)
Tax certificates	(446)	(489)	(49)
Total charge-offs	(2,400)	(9,474)	(31,714)
Recoveries
Commercial and industrial	5	8	81
Construction and land development	120	132	116
Real Estate - residential	1	152	313
Real Estate - non-residential	108	357	684
Real Estate - multifamily	-	-	18
Leases	1	4	51
Tax certificates	-	1	37
Total recoveries	235	654	1,300
Net charge offs	(2,165)	(8,820)	(30,414)
Provision for loan and lease losses	428	5,568	22,140
Allowance related to disposed assets	-	-	(928)
Balance at the end of period	$17,877	$17,877	$21,129

An analysis of the allowance for loan and lease losses by loan type is set forth below:

	September 30, 2011		December 31, 2010
(In thousands, except percentages)	Allowance amount	Percent of outstanding loans in each category to total loans	Allowance amount	Percent of outstanding loans in each category to total loans
Commercial and industrial	$2,325	13.5%	$3,797	14.9%
Construction	426	4.1%	1,117	5.8%
Land Development	2,356	9.0%	2,859	10.2%
Real Estate - residential	1,165	6.5%	1,106	5.9%
Real Estate – non-residential	8,242	42.8%	9,534	39.0%
Real Estate – multi-family	552	2.8%	652	2.1%
Tax certificates	444	12.6%	380	14.2%
Lease financing	1,539	8.4%	1,670	7.8%
Other	22	0.3%	12	0.2%
Unallocated	806	-	2	-
Total ALLL	$17,877	100.0%	$21,129	100.0%

The Company’s nonperforming assets are set forth below:

	September 30,	December 31,
(Amounts in thousands)	2011	2010
Non-accrual LHFI (1)	$39,055	$43,162
Non-accrual LHFS	19,120	22,643
Other real estate owned	21,921	29,244
Total nonperforming assets	$80,096	$95,049
Nonperforming assets to total assets	9.34%	9.69%
Total non-accural loans to Total loans	13.01%	12.50%
ALLL to non-accrual LHFI	45.77%	48.95%
ALLL to Total LHFI	4.22%	4.25%
ALLL	$17,877	$21,129
Total LHFI	$423,386	$496,854
Total loans	$447,115	$526,475
Total assets	$857,363	$980,626

(1) Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

 The composition of non-accrual loans is as follows:

	September 30, 2011		December 31, 2010
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$11,746	$-	$19,758	$-
Real Estate-non-residential	9,676	-	10,060	1,363
Commercial & industrial	12,645	430	5,958	-
Residential real estate	1,433	23	2,399	74
Multi-family	1,717	-	2,453	245
Leasing	451	204	732	194
Tax certificates	1,387	106	1,802	31
Total non-accrual LHFI	$39,055	$763	$43,162	$1,907
Non-accrual loans held for sale
Construction and land development	$12,193	$-	$13,371	$-
Real Estate-non-residential	6,687	-	8,638	-
Residential real estate	240	-	634	-
Total non-accrual LHFS	$19,120	-	$22,643	-
Total non-accrual loans	$58,175	$763	$65,805	$1,907

Non-accrual loan activity for the first, second, and third quarters of 2011 is set forth below:

		1st Quarter Activity
(In thousands)	Balance at December 31, 2010	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at March 31, 2011
Non-accrual loans held for investment
Construction and land development	$19,758	$5,268	$(4,321)	$-	$-	$20,705
Real Estate-non-residential	10,060	-	(197)	-	-	9,863
Commercial & industrial	5,958	656	(1,079)	-	-	5,535
Residential real estate	2,399	350	(211)	-	-	2,538
Multi-family	2,453	-	(38)	-	-	2,415
Leasing	732	115	-	(176)	-	671
Tax certificates	1,802	1	(12)	(1)	-	1,790
Total non-accrual LHFI	$43,162	$6,390	$(5,858)	$(177)	$-	$43,517
Non-accrual loans held for sale
Construction and land development	$13,371	$400	$(51)	$-	$-	$13,720
Real Estate-non-residential	8,638	686	(4)	-	(2,581)	6,739
Commercial & industrial	-	-	-	-	-	-
Residential real estate	634	438	-	-	-	1,072
Multi-family	-	51	-	-	-	51
Total non-accrual LHFS	$22,643	$1,575	$(55)	$-	$(2,581)	$21,582
Total non-accrual loans	$65,805	$7,965	$(5,913)	$(177)	$(2,581)	$65,099

		2nd Quarter Activity
(In thousands)	Balance at March 31, 2011	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at June 30, 2011
Non-accrual loans held for investment
Construction and land development	$20,705	$-	$(305)	$(3,649)	$(375)	$16,376
Real Estate-non-residential	9,863	5,549	(4,051)	(1,685)	-	9,676
Commercial & industrial	5,535	8,694	(120)	(552)	-	13,557
Residential real estate	2,538	110	(467)	(507)	(279)	1,395
Multi-family	2,415	-	-	(329)	(310)	1,776
Leasing	671	269	-	(133)	-	807
Tax certificates	1,790	41	(81)	(41)	-	1,709
Total non-accrual LHFI	$43,517	$14,663	$(5,024)	$(6,896)	$(964)	$45,296
Non-accrual loans held for sale
Construction and land development	$13,720	$-	$(814)	$(303)	$-	$12,603
Real Estate-non-residential	6,739	-	(2,155)	-	-	4,584
Residential real estate	1,072	-	(826)	-	-	246
Multi-family	51	-	(51)	-	-	-
Total non-accrual LHFS	$21,582	$-	$(3,846)	$(303)	$-	$17,433
Total non-accrual loans	$65,099	$14,663	$(8,870)	$(7,199)	$(964)	$62,729

		3rd Quarter Activity
(In thousands)	Balance at June 30, 2011	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at September 30, 2011
Non-accrual loans held for investment
Construction and land development	$16,376	$-	$(2,811)	$(1,471)	$(348)	$11,746
Real Estate-non-residential	9,676	-	-	-	-	9,676
Commercial & industrial	13,557	220	(1,018)	(114)	-	12,645
Residential real estate	1,395	81	-	(43)	-	1,433
Multi-family	1,776	-	(59)	-	-	1,717
Leasing	807	-	(30)	(326)	-	451
Tax certificates	1,709	124	-	(446)	-	1,387
Total non-accrual LHFI	$45,296	$425	$(3,918)	$(2,400)	$(348)	$39,055
Non-accrual loans held for sale
Construction and land development	$12,603	$-	$(410)	$-	$-	$12,193
Real Estate-non-residential	4,584	3,032	(929)	-	-	6,687
Residential real estate	246	-	(6)	-	-	240
Multi-family	-	-	-	-	-	-
Total non-accrual LHFS	$17,433	$3,032	$(1,345)	$-	$-	$19,120
Total non-accrual loans	$62,729	$3,457	$(5,263)	$(2,400)	$(348)	$58,175

*Charge-offs on LHFI were recorded in the ALLL while impairment on LHFS was recorded in other expenses.

There was one significant addition to non-accrual loans during the first quarter of 2011:

•
A $5.3 million participation in a $249.0 million loan to build a 250 unit condo hotel plus 18 condo units operated by a global hospitality company in Florida became non-accrual in the first quarter of 2011. The construction has been completed and the property is generating income and is currently being managed primarily as a hotel rather than a condo hotel. However, the cash flow is insufficient to pay down the debt since the individual units have been equipped with amenities and furnishings found in a condo hotel (similar to a timeshare) but not normally included in hotel rooms. In addition the guarantors do not have sufficient financial standing to support the existing debt level. A current appraisal indicated impairment in accordance with ASC Topic 310.  During the second quarter of 2011, the Company recorded a charge-off through the ALLL of $1.9 million, of which $690,000 had been specifically reserved for this loan during the first quarter of 2011.

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

There was one significant addition to non-accrual loans during the third quarter of 2011:

•
A $3.0 million commercial real estate loan held for sale for the purpose of constructing a golf course and club house in Delaware became non-accrual during the third quarter of 2011.  The loan was modified under a troubled debt restructuring.  There is collateral in addition to the golf course for the loan. The most recent appraisals did not indicate impairment in accordance with ASC Topic 310.

Total non-accrual loans at September 30, 2011 were $58.2 million and were comprised of $39.1 million in LHFI and $19.1 million in LHFS.  Total non-accrual loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS.  The $7.6 million decrease was the result of a $20.0 million reduction in existing non-accrual loan balances through payments or return to accrual status, $9.8 million in charge-offs and impairments, and $3.9 million transferred to OREO which were offset by additions of $26.1 million.  The Company does not accrue interest income on non-accrual loans.  If interest had been accrued, such income would have been approximately $1.1 million and $4.0 million for the three and nine months ended September 30, 2011, respectively.  The Company had eight TDRs, of which seven are on non-accrual loans, with a total carrying value of $10.9 million and no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.  Total cash collected on non-accrual and impaired loans for the three months and nine months ended September 30, 2011 was $2.5 million and $16.3 million, respectively.

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(In thousands)	2011	2010
Impaired LHFI with a valuation allowance	$6,250	$9,620
Impaired LHFI without a valuation allowance	34,683	32,805
Impaired LHFS	19,120	22,643
Total impaired loans	$60,053	$65,068
Valuation allowance related to impaired LHFI	$763	$1,907

	September 30,
(In thousands)	2011	2010
Average investment in impaired loans	$64,790	$78,344
Interest income recognized on impaired loans	$77	$293
Interest income recognized on a cash basis on impaired loans	$52	$293

The $1.2 million decline in the valuation allowance was related to $5.7 million in loan charge-offs of specific reserves offset by $5.0 million in new or additional impairment on non-accrual loans based on new appraisals or changes in expected cash flows.

Other Real Estate Owned

OREO declined $7.3 million from $29.2 million at December 31, 2010 to $21.9 million at September 30, 2011.  Set forth below is a table which details the changes in OREO from December 31, 2010 to September 30, 2011.

	2011
(In thousands)	First Quarter	Second Quarter	Third Quarter
Beginning balance	$29,244	$30,681	$25,448
Net proceeds from sales	(1,594)	(4,320)	(3,364)
Net gain on sales	394	900	206
Assets acquired on non-accrual loans	3,030	1,469	1,124
Other	-	(535)	-
Impairment charge	(393)	(2,747)	(1,493)
Ending balance	$30,681	$25,448	$21,921

During the third quarter of 2011, the Company sold collateral related to an apartment building in Luzerne County, Pennsylvania foreclosed on in the second quarter of 2009.  The Company received net proceeds of $2.8 million and recorded a gain of $253,000 as a result of this sale.  In addition the Company sold collateral related to four loans.  The Company received net proceeds of $284,000 and recorded a loss of $47,000 as a result of these sales. In addition to the sales mentioned above the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $246,000 as a result of these sales. During the third quarter of 2011, the Company foreclosed on five residential properties related to two lending relationships.  The Company transferred $348,000 to OREO after recording a $74,000 charge-off to the ALLL.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $776,000 to OREO.  During the third quarter of 2011, the Company recorded $1.4 million in impairment charges on five OREO properties as the result of impairment analyses using updated appraisals. The Company recorded impairment charges of $58,000 related to properties acquired through the tax lien portfolio.

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $3.0 million and $20.5 million at September 30, 2011 and December 31, 2010, respectively.

Other Income

For the third quarter of 2011 other income was $73,000 compared to $1.8 million for the comparable period in 2010. The approximate $1.8 million decrease in other income year over year for the third quarter was primarily a result of a $1.3 million increase in OTTI charges on available for sale securities ($1.4 million in 2011, resulting primarily from the complete write-down of one trust preferred security, compared to $138,000 in 2010) within the Company’s trust preferred portfolio, a $198,000 decrease in net gains on the sale of OREO, a $174,000 decrease in net gains on the sales of available for sale investment securities, and a $143,000 decrease in income related to real estate owned via equity investments. The decline in real estate owned via equity investments primarily resulted from a decline year over year in the prices associated with the units sold in a real estate partnership project.

For the nine months ended September 30, 2011, other income amounted to $4.2 million compared to $4.8 million for the comparable period of 2010, resulting in a decrease of $622,000.  The decline was primarily attributable to an increase of $1.3 million in OTTI charges on AFS securities ($1.8 million in 2011 versus $479,000 in 2010) mainly as a result of impairment of one trust preferred security within the Company’s investment portfolio which was completely written off, a $586,000 decrease in gain on the sales of loans and leases ($51,000 in 2011 compared to $637,000 in 2010), and a $378,000 decrease in income related to real estate owned via equity investments.  The decline in real estate owned via equity investments resulted from a decline year over year in the prices associated with the units sold in a real estate partnership project. Partially offsetting these decreases was a $765,000 increase in net gains on the sale of other real estate owned ($1.5 million in 2011 versus $735,000 in 2010), a $346,000 increase in net gains on the sale of available for sale investment securities ($1.6 million in 2011 versus $1.2 million in 2010), a $250,000 increase in income from real estate joint ventures related to a partial recovery of a fully impaired real estate joint venture and an increase in other income of $417,000. The improvement in other income was mostly attributed to rental income associated with two OREO properties acquired through foreclosures.

Other Expense

Non-interest expense for the third quarter of 2011 amounted to $8.1 million resulting in a decrease of $2.2 million, or 21.5%, from the comparable quarter of 2010. The favorable change was primarily attributable to a decrease of $1.7 million in impairments on real estate owned via equity investments ($0 in 2011 compared to $1.7 million in 2010), a $568,000 decrease in OREO impairments ($1.5 million in 2011 compared to $2.1 million in 2010), a $279,000 reduction in FDIC Insurance and Pennsylvania Department of Banking  assessments mainly as a result of a decrease in deposit balances and the sale of Royal Asian, and a $203,000 decrease in occupancy and equipment expenses which was primarily due to the sale of Royal Asian. The impairment on real estate owned via equity investments that was recorded in 2010 was related to a real estate partnership project to convert apartments into condominiums.  Partially offsetting these decreases was a $777,000 increase in OREO and loan collection expenses ($826,000 in 2011 compared to $49,000 in 2010), which was offset in part by the rental income noted above in other income.

For the nine-month period ended September 30, 2011 non-interest expense of $24.9 million amounted to a decrease of $3.6 million, or 12.5%, above the comparable period of 2010.  The improvement in expenses was primarily attributable to a decrease of $1.7 million in impairments on real estate owned via equity investments ($0 in 2011 versus $1.7 million in 2010), a $1.6 million decrease in impairments of real estate joint ventures ($0 in 2011 versus $1.6 million in 2010), an $822,000 decrease in FDIC Insurance and Pennsylvania Department of Banking assessments ($1.5 million in 2011 versus $2.4 million in 2010) mainly as a result of a reduction in deposit balances year over year, a $613,000 decrease in occupancy and equipment expenses ($1.7 million in 2011 versus $2.4 million in 2010) which was primarily due to the sale of Royal Asian, and a $465,000 decrease in employee salaries and benefits ($8.2 million in 2011 versus $8.7 million in 2010) which was also attributable to the sale of Royal Asian. Partially offsetting these decreases were an $810,000 increase in OREO impairments ($4.6 million in 2011 versus $3.8 million in 2010) a $596,000 increase in OREO and loan collection expenses ($2.0 million in 2011 versus $1.4 million in 2010), a $304,000 increase in impairment of loans held for sale ($304,000 in 2011 versus $0 in 2010), and an increase in professional and legal fees of $378,000. Again, the OREO expenses were partially offset by increased rental income as noted above in other income. The increased professional and legal fees resulted from the continued efforts to reduce the problem asset portfolio.

Income Taxes

Total income tax expense for the third quarter of 2011 and the comparable quarter of 2010 was $0. The Company did not record a tax benefit despite the net loss in the third quarter of 2011 since it concluded at December 31, 2010 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009 and 2010, the Company established additional valuation allowances of $10.2 million and $7.7 million, respectively, which was the result of the net operating losses for each year and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at September 30, 2011, totaled $33.5 million. The effective tax rate for the third quarters of both 2011 and 2010 was 0%.

Total income tax expense for the nine months ended September 30, 2011 and September 30, 2010 was $0. The Company did not record a tax benefit despite the net loss for the first nine months of 2011 since it concluded at December 31, 2010 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. As mentioned above, management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The effective tax rate for the first nine months of both 2011 and 2010 was 0%.

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

	Three months ended September 30, 2011
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$740,550	$77,106	$4,421	$35,286	$857,363
Total deposits	$577,891	$-	$-	$-	$577,891
Interest income	$7,451	$1,774	$-	$824	$10,049
Interest expense	2,357	582	-	278	3,217
Net interest income	$5,094	$1,192	$-	$546	$6,832
Provision for loan and lease losses	142	248	-	38	428
Total other income	(161)	1	86	147	73
Total other expenses	7,478	447	23	161	8,109
Income tax (benefit) expense	(418)	193	-	225	-
Net (loss) income	$(2,269)	$305	$63	$269	$(1,632)
Noncontrolling interest	$-	$122	$32	$107	$261
Net (loss) income attributable to Royal Bancshares	$(2,269)	$183	$31	$162	$(1,893)

	Three months ended September 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$968,818	$103,184	$6,450	$39,237	$1,117,689
Total deposits	$743,488	$-	$-	$-	$743,488
Interest income	$10,102	$2,699	$-	$918	$13,719
Interest expense	4,968	869	4	316	6,157
Net interest income (loss)	$5,134	$1,830	$(4)	$602	$7,562
Provision for loan and lease losses	2,028	-	-	166	2,194
Total other income	1,412	57	230	124	1,823
Total other expenses	7,910	440	117	166	8,633
Impairment -real estate owned via equity investment	-	-	1,700	-	1,700
Income tax (benefit) expense	(670)	566	(51)	154	-
Net (loss) income	$(2,723)	$881	$(1,540)	$240	$(3,142)
Noncontrolling interest	$-	$352	$(795)	$96	$(347)
Net (loss) income attributable to Royal Bancshares	$(2,723)	$529	$(745)	$144	$(2,795)

	Nine months ended September 30, 2011
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$740,550	$77,106	$4,421	$35,286	$857,363
Total deposits	$577,891	$-	$-	$-	$577,891
Interest income	$22,052	$6,001	$-	$2,570	$30,623
Interest expense	8,276	1,938	-	862	11,076
Net interest income	$13,776	$4,063	$-	$1,708	$19,547
Provision for loan and lease losses	4,516	552	-	500	5,568
Total other income	2,808	486	532	398	4,224
Total other expenses	22,579	1,377	124	783	24,863
Income tax (benefit) expense	(1,531)	1,022	-	509	-
Net (loss) income	$(8,980)	$1,598	$408	$314	$(6,660)
Noncontrolling interest	$-	$639	$204	$126	$969
Net (loss) income attributable to Royal Bancshares	$(8,980)	$959	$204	$188	$(7,629)

	Nine months ended September 30, 2010
	Community	Tax Lien	Equity
(In thousands)	Banking	Operation	Investment	Leasing	Consolidated
Total assets	$968,818	$103,184	$6,450	$39,237	$1,117,689
Total deposits	$743,488	$-	$-	$-	$743,488
Interest income	$33,913	$7,835	$-	$2,767	$44,515
Interest expense	16,996	2,652	22	931	20,601
Net interest income (expense)	$16,917	$5,183	$(22)	$1,836	$23,914
Provision for loan and lease losses	7,424	60	-	903	8,387
Total other income	3,601	346	658	241	4,846
Total other expenses	22,846	1,524	382	421	25,173
Impairment -real estate joint venture	1,552	-	-	-	1,552
Impairment -real estate owned via equity investment	-	-	1,700	-	1,700
Income tax (benefit) expense	(2,005)	1,620	-	385	-
Net (loss) income	$(9,299)	$2,325	$(1,446)	$368	$(8,052)
Noncontrolling interest	$-	$930	$(723)	$147	$354
Net (loss) income attributable to Royal Bancshares	$(9,299)	$1,395	$(723)	$221	$(8,406)

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

Employees: Royal Bank employed approximately 154 people on a full-time equivalent basis as of September 30, 2011.

Deposits: At September 30, 2011, total deposits of Royal Bank were distributed among demand deposits (10%), money market deposits, savings and Super Now accounts (42%) and time deposits (48%). At September 30, 2011, deposits decreased $113.3 million to $584.0 million, from year-end 2010, or 16.3%, primarily due to a $123.8 million decrease in time deposits partially offset by an $8.0 million increase in money market deposits, savings, and Super Now accounts and a $2.5 million increase in demand deposit accounts. The decrease in time deposits was mainly due to the maturity of brokered deposits in the amount of $83.2 million. Included in Royal Bank’s deposits are approximately $6.1 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry. Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending: At September 30, 2011, Royal Bank, including its subsidiaries, had a total net loan portfolio of $405.5 million, representing 48% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans.  At September 30, 2011, loans decreased $69.8 million from year end 2010 due to pay downs/payoffs, $9.4 million in charge-offs, and $5.6 million in transfers to OREO.

Business results: Total interest income of Royal Bank for the quarter ended September 30, 2011 was $10.0 million compared to $12.6 million for the quarter ended September 30, 2010, a decrease of 20.1%. Total interest income for the first nine months of 2011 was $30.6 million compared to $40.9 million for the same period in 2010. The decrease in interest income for both the quarter and year to date was primarily driven by a decline in average interest earning assets year over year, primarily in loan balances and investment securities, and a decline in the yield on investment securities year over year. Interest expense was $3.2 million for the quarter ended September 30, 2011, compared to $5.8 million for the quarter ended September 30, 2010, a decrease of 44.1%. Interest expense for the first nine months of 2011 was $11.1 million compared to $19.4 million for the same period in 2010.  Royal Bank recorded a net loss for the quarter ended September 30, 2011 of $1.1 million compared to a net loss of $2.7 million for the quarter ended September 30, 2010, which represents an increase of $1.5 million, or 57.5%. The reduction in the loss is mainly due to a decrease of $1.8 million in provision for loan and lease losses and a decrease of $2.0 million in other non-interest expenses which were partially offset by a $1.4 million decrease in other non-interest income as a result of investment impairments.  Royal Bank recorded a net loss of $7.0 million for the first nine months of 2011 compared to a net loss of $6.9 million for the first nine months of 2010.  Total assets of Royal Bank were $849.7 million at September 30, 2011 and $973.1 million at December 31, 2010. The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Asian Bank

Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006. The Company completed the sale of Royal Asian on December 30, 2010 to an investor group through the purchase of all of the outstanding common stock of Royal Asian owned by the Company.  Royal Asian provided banking products and services to businesses and consumers in the Korean-American communities of Southeastern Pennsylvania, Northern New Jersey and Flushing, New York. Royal Asian’s results of operations are included in the three and nine month segment tables for September 30, 2010. Royal Asian had assets of $87.0 million and deposits of $74.1 million at September 30, 2010.  Royal Asian recorded a net loss of $413,000 for the third quarter of 2010 and a net loss of $1.3 million for the first nine months of 2010.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: Total interest income of RID for the quarter ended September 30, 2011, of $169,000 declined 7.7% from $183,000 for the quarter ended September 30, 2010. For the first nine months of 2011 total interest income amounted to $506,000 resulting in a 17.1% decrease from $610,000 during the first nine months of 2010. For the quarter ended September 30, 2011, RID reported net income of $168,000, compared to net income of $175,000 for the quarter ended September 30, 2010. For the first nine months of 2010 RID reported net income of $928,000 versus net income of $174,000 in the comparable period of 2010. The year over year improvement for the first nine months was primarily related to investment securities gains of $402,000 in 2011 versus investment securities losses of $220,000 in 2010. At September 30, 2011, total assets of RID were $30.1 million, of which $1.2 million was held in cash and cash equivalents and $5.9 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At September 30, 2011 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At September 30, 2011, Royal Preferred LLC had total assets of approximately $21 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at September 30, 2011 amounted to 2.50%.

On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities.  The Company’s board of directors took this action in consultation with the Reserve Bank as required by regulatory policy guidance.  The Federal Reserve Agreement entered into in May 2010 prohibits any distributions on trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of September 30, 2011, the trust preferred interest payment in arrears was $1.6 million and has been recorded in interest expense and accrued interest payable.

Tax Lien Operations

Crusader Servicing Corporation

The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania.  CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. At September 30, 2011, total assets of CSC were $9.8 million.  Included in total assets is $1.4 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama.  In 2005, CSC entered into a partnership with SMI, ultimately acquiring a 50% ownership interest in SMI.  In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount.  As a result of the deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired.  CSC has charged-off $3.0 million related to this loan through 2010.  During the first three quarters of 2011, the loan was impaired by an additional $434,000, of which $328,000 was charged off, as a result of updated valuations. The outstanding SMI loan balance was $1.4 million at September 30, 2011 compared to $1.8 million at December 31, 2010.

Business results: Net interest income of CSC for the quarter ended September 30, 2011, amounted to $53,000 which resulted in a decline of $175,000, from the comparable quarter of 2010. Net interest income for the first nine months of 2011 decreased $300,000 from $500,000 for the first nine months of 2010 to $200,000 due to the continued liquidation of the portfolio. Net loss for CSC for the three and nine months ended September 30, 2011, was $108,000 and $109,000, respectively, compared to a net income of $62,000 and $106,000, respectively, for the comparable periods of 2010. The net loss for the three and nine months ended September 30, 2011 was largely driven by the provision for lien losses that was recorded on the SMI portfolio as mentioned above.  At September 30, 2011, total assets of CSC were $9.8 million, of which $9.0 million was held in tax liens. The allowance for lien loss was $218,000 at September 30, 2011.

Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and in accordance with the provisions of Regulation W. At September 30, 2011, the amount due Royal Bank from CSC was $8.0 million.

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

Business results: Net interest income of RTL of $1.1 million for the quarter ended September 30, 2011, decreased $464,000, or 29.0%, for the comparable quarter of 2010 largely due to a reduction in the interest and penalty income on certificates year over year associated with a decrease in the average tax liens outstanding. For the first nine months of 2011, net interest income of $3.9 million decreased $820,000, or 17.5%, from the comparable period of 2010 due to the reduction in balances of tax liens year over year. Net income for RTL of $412,000 for the quarter ended September 30, 2011 decreased $407,000, or 50%, from the comparable quarter of 2010 due to a decrease in tax liens year over year. For the nine months ended 2011 net income for RTL of $1.7 million amounted to a decrease of $511,000, or 23%, from the comparable period of 2010 again due to the reduction in average tax liens outstanding for RTL over the past year. At September 30, 2011, total assets of RTL were $67.3 million, of which the majority was held in tax liens as compared to total assets at December 31, 2010 of $89.1 million, of which the majority was held in tax liens.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and in accordance with the provisions of Regulation W.  At September 30, 2011, the amount due Royal Bank from RTL was $58.1 million.

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

Business results: At September 30, 2011 and December 31, 2010, total assets of RIA prior to consolidation under ASC Topic 810 were $5.2 million and $4.0 million, respectively.  For the quarter ended September 30, 2011, RIA had net income of $800,000 compared to a net loss of $1.4 million for the comparable period of 2010 while net income for the first nine months of 2011 amounted to $1.2 million compared to a net loss of $3.6 million for the comparable nine months of 2010.  The $2.2 million increase in net income for the three months ended September 30, 2011 was attributable to $743,000 of income being recorded on real estate owned via equity investment compared to a $1.7 million impairment recorded on real estate owned via equity investment in the third quarter of 2010.  The $4.8 million increase in net income for the nine months end September 30, 2011 was attributed to $1.1 million of income being recorded on real estate owned via equity investment compared to the $1.7 million impairment mentioned previously and a $2.5 million impairment recorded on a real estate joint venture during the second quarter of 2010.

Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and in accordance with the provisions of Regulation W. At September 30, 2011, there were no outstanding loans from Royal Bank to RIA.

Leasing Segment

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. On occasion, Royal Bank will purchase municipal leases originated by Royal Leasing for its own portfolio. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first nine months of 2011 and 2010, neither sales nor purchases of lease portfolios were material.

Business results: At September 30, 2011, total assets of Royal Leasing were $35.3 million, including $34.9 million in net leases, as compared to $38.0 million in assets at December 31, 2010. During the quarter ended September 30, 2011, Royal Leasing had net interest income of $546,000, a decrease of $56,000, or 9%, from the comparable period of 2010; provision for lease losses of $38,000 versus $166,000 in the comparable quarter of 2010; non-interest income of $147,000 as compared to $124,000 in the third quarter of 2010; and non-interest expense of $161,000 versus $166,000 for the third quarter of 2011, representing a decrease of $5,000, or 3%.  Royal Leasing recorded net income prior to partner distribution fees of $352,000 for the three months ended September 30, 2011 compared to net income of $240,000 for the comparable period in 2010. For the first nine months of 2011, Royal Leasing recorded net income prior to partner distribution fees of $794,000 compared to net income of $600,000 for the comparable period of 2010.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At September 30, 2011, the amount due Royal Bank from RBA Leasing was $33.1 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at September 30, 2011 were $857.4 million, a decrease of $123.3 million, or 12.6%, from December 31, 2010.  This decrease was mainly attributed to a reduction of $70.2 million, or 14.8%, in net loans and leases related to pay downs, payoffs, charge-offs, and transfers to OREO; and a $5.9 million, or 19.9%, decrease in loans held for sale.  In addition cash and cash equivalents declined $19.4 million or 37.6% from December 31, 2010.

Cash and Cash Equivalents

Total cash and cash equivalents of $32.3 million at September 30, 2011 decreased $19.4 million, or 37.6%, from $51.7 million at December 31, 2010.  The decrease in the cash and cash equivalents is primarily related to $83.2 million in maturing brokered CDs that were redeemed in 2011 partially offset by loan and lease payoffs, sales of OREO, and a decline in the investment portfolio.

Investment Securities

Total investment securities of $310.7 million declined $6.5 million, or 2.0%, from $317.2 million at December 31, 2010.  The Company bought and sold U. S. government agency CMOs to reduce interest rate risk within the investment portfolio.  FHLB stock was $8.9 million at September 30, 2011 and $10.4 million at December 31, 2010.

The AFS portfolio had gross unrealized losses of $939,000 at September 30, 2011 compared to $1.8 million at December 31, 2010.  The improvement in gross unrealized losses is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio.  For the three and nine months ended September 30, 2011, the Company recorded OTTI charges of $1.4 million and $1.8 million, respectively. Management expects full collection of cash flows on the unimpaired investments within the AFS portfolio. The AFS portfolio had net unrealized gains of $5.6 million at September 30, 2011 compared to net unrealized gains of $5.0 million at December 31, 2010.

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

Loans and Leases

Total loans and leases of $423.4 million decreased $73.5 million, or 14.8%, from the level at December 31, 2010.  The decline was attributed to balances being paid down, loan payoffs and $9.5 million in charge-offs during the first three quarters of 2011.  Construction and land development loans declined $24.2 million, commercial and industrial loans declined $16.9 million, commercial real estate balances declined $11.2 million, and tax liens declined $16.9 million. The declines for all four loan categories were related to loan payoffs, pay downs and $8.3 million in charge-offs. The Company has become more selective in approving commercial real estate loans given the existing loan concentration coupled with the current weak commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans, owner occupied commercial real estate and more recently middle market business lending.

The following table represents loan balances by type:

	September 30,	December 31,
(In thousands)	2011	2010
Commercial and industrial	$57,148	$74,027
Construction	17,199	29,044
Land Development	38,249	50,594
Real Estate - residential	27,529	29,299
Real Estate - non-residential	181,308	194,203
Real Estate - multi-family	11,998	10,277
Tax certificates	53,513	70,443
Leases	35,758	38,725
Other	1,247	793
Total gross loans and leases	$423,949	$497,405
Deferred fees, net	(563)	(551)
Total loans and leases	$423,386	$496,854

Deposits

Total deposits, which are the primary source of funds, have decreased $116.0 million, or 16.7%, to $577.9 million at September 30, 2011, from December 31, 2010.  The decline in deposits was primarily associated with a $123.8 million decrease in certificates of deposit, primarily brokered CDs, which decreased $83.2 million as a result of the redemption of brokered CDs that matured during the first three quarters of 2011.

Retail time deposits decreased $40.6 million from year end 2010 due to less competitive interest rates being offered.  Partially offsetting these declines was an increase in money market and savings accounts of $5.8 million, or 2.9%, and an increase in demand and NOW accounts of $2.0 million, or 2.1% from December 31, 2010.  The Company has not renewed $201.1 million in brokered CDs in the last 21 months as required under the Orders to reduce our reliance on non-core deposits.

The following table represents ending deposit balances by type:

	September 30,	December 31,
(In thousands)	2011	2010
Demand (non-interest bearing)	$52,616	$52,872
NOW	43,121	40,884
Money Markets	186,956	180,862
Savings	15,619	15,922
Time deposits (over $100)	93,100	105,788
Time deposits (under $100)	180,656	208,534
Brokered deposits	5,823	89,051
Total deposits	$577,891	$693,913

Borrowings

Total borrowings, which include short and long-term borrowings, have decreased $5.2 million, or 3.4%, to $149.8 million at September 30, 2011, from $155.0 million at December 31, 2010. This reduction is attributed to the monthly payments on the amortizing borrowings.  Management decided not to incur additional borrowings because of the FHLB 105% collateral delivery requirement applicable to Royal Bank, the FHLB’s suspension of its cash dividend and the requirement under the Orders to reduce the level of non-core funding. There are no maturities of FHLB advances until March of 2012.

Shareholders’ Equity

Consolidated shareholders’ equity declined $6.1 million, or 7.3%, to $78.0 million at September 30, 2011 from $84.1 million at December 31, 2010. The decrease was predominantly related to the $7.6 million net loss recorded for the first three quarters of 2011 which was partially offset by a $969,000 increase in noncontrolling interest and an improvement of $489,000 in other comprehensive income.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2011, the Company and Royal Bank met all capital adequacy requirements to which they are subject.

On July 15, 2009, Royal Bank agreed to enter into a Consent Order with each of the Federal Deposit Insurance Corporation and the Commonwealth of Pennsylvania Department of Banking.   As a result of these Orders, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the Orders.  As shown in the table below, Royal Bank met these requirements at September 30, 2011 and December 31, 2010.

In connection with a recent bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for September 30, 2011 and the previous four quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the difference of opinion.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2011	$82,983	14.62%	$45,396	8.00%	$56,745	10.00%
At December 31, 2010	$89,547	13.76%	$52,057	8.00%	$65,071	10.00%
Tier I capital (to risk-weighted assets)
At September 30, 2011	$75,757	13.35%	$22,698	4.00%	$34,047	6.00%
At December 31, 2010	$81,253	12.49%	$26,029	4.00%	$39,043	6.00%
Tier I capital (to average assets, leverage)
At September 30, 2011	$75,757	8.85%	$34,259	4.00%	$42,824	5.00%
At December 31, 2010	$81,253	8.03%	$40,493	4.00%	$50,616	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

	For the nine
	months ended	For the year ended
(In thousands)	September 30, 2011	December 31, 2010
RAP net loss	$(14,774)	$(30,011)
Tax lien adjustment, net of noncontrolling interest	7,802	8,126
U.S. GAAP net loss	$(6,972)	$(21,885)

	At September 30, 2011		At December 31, 2010
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	14.62%	16.56%	13.76%	15.54%
Tier I capital (to risk-weighted assets)	13.35%	15.29%	12.49%	14.27%
Tier I capital (to average assets, leverage)	8.85%	10.21%	8.03%	9.24%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At September 30, 2011	$107,478	18.31%	$46,971	8.00%	N/A	N/A
At December 31, 2010	$115,227	17.21%	$53,570	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At September 30, 2011	$100,009	17.03%	$23,485	4.00%	N/A	N/A
At December 31, 2010	$106,699	15.93%	$26,785	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)
At September 30, 2011	$100,009	11.28%	$35,475	4.00%	N/A	N/A
At December 31, 2010	$106,699	9.68%	$44,075	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) for the most recent four quarters consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the nine months ended	For the year ended
(In thousands)	September 30, 2011	December 31, 2010
U.S. GAAP net loss	$(7,629)	$(24,093)
Tax lien adjustment, net of noncontrolling interest	(7,802)	(8,126)
RAP net loss	$(15,431)	$(32,219)

	At September 30, 2011		At December 31, 2010
	As reported under U.S.GAAP	As adjusted for RAP	As reported under U.S. GAAP	As adjusted for RAP
Total capital (to risk-weighted assets)	18.31%	16.43%	17.21%	15.48%
Tier I capital (to risk-weighted assets)	17.03%	15.16%	15.93%	14.20%
Tier I capital (to average assets, leverage)	11.28%	9.96%	9.68%	8.56%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators.  At September 30, 2011, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0% in order to be considered adequately capitalized under applicable regulations.  At September 30, 2011, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios. The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At September 30, 2011, the Company’s liquidity ratios the Company’s liquidity ratios were more than two and a half times the policy minimums.  The high liquidity level at September 30, 2011 is due to the significant amount of unpledged agency securities that the Company owns.

On August 13, 2009, the Company’s board of directors determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The board of directors also suspended interest payments on its $25.8 million of outstanding trust preferred securities.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities.  The decision to suspend the preferred cash dividend and the trust preferred interest payment better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company.  As of September 30, 2011 the trust preferred interest payment in arrears was $1.6 million and has been recorded in interest expense and accrued interest payable. As of September 30, 2011 the Series A Preferred stock dividend in arrears was $3.6 million and has not been recognized in the consolidated financial statements.

The Company’s level of liquidity is provided by funds invested primarily in corporate bonds, capital trust securities, U.S. agencies, and to a lesser extent, federal funds sold.  The overall liquidity position of Royal Bank is monitored on a weekly basis while the remaining legal entities are monitored monthly.

In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements.  Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. These include the volume of assets and liabilities repricing, the timing of the repricing, and the interest rate sensitivity gaps which are a continual challenge in a changing rate environment.  The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of September 30, 2011:

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-bearing deposits in banks	$23.0	$-	$-	$-	$9.3	$32.3
Investment securities AFS:	26.1	49.1	159.1	70.8	5.6	310.7
Loans:
Fixed rate	21.9	49.8	165.0	16.6	-	253.3
Variable rate	159.2	33.2	1.4	-	(17.9)	175.9
Total loans	181.1	83.0	166.4	16.6	(17.9)	429.2
Other assets	-	17.8	-	-	67.4	85.2
Total Assets	$230.2	$149.9	$325.5	$87.4	$64.4	$857.4
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$52.6	$52.6
Interest bearing deposits	26.9	80.7	138.1	-	-	245.7
Certificate of deposits	69.9	91.4	104.3	14.0	-	279.6
Total deposits	96.8	172.1	242.4	14.0	52.6	577.9
Borrowings	53.3	32.2	50.0	40.0	-	175.5
Other liabilities	-	-	-	-	26.0	26.0
Capital	-	-	-	-	78.0	78.0
Total liabilities & capital	$150.1	$204.3	$292.4	$54.0	$156.6	$857.4
Net interest rate GAP	$80.1	$(54.4)	$33.1	$33.4	$(92.2)
Cumulative interest rate GAP	$80.1	$25.7	$58.8	$92.2
GAP to total assets	9%	-6%
GAP to total equity	103%	-70%
Cumulative GAP to total assets	9%	3%
Cumulative GAP to total equity	103%	33%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.  At September 30, 2011, floating rate loans with floors and without floors were $95.3 million and $98.5 million, respectively.

REGULATORY ORDERS

FDIC Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the FDIC and the Commonwealth of Pennsylvania Department of Banking (“Department”). The material terms of the Orders are identical and require Royal Bank to: (i) have and retain qualified management, and notify the FDIC and the Department of any changes in Royal Bank’s board of directors or senior management; (ii) increase participation of Royal Bank’s board of directors in Royal Bank’s affairs by having the board assume full responsibility for approving Royal Bank’s policies and objectives and for supervising Royal Bank’s management; (iii) eliminate all assets classified as “Loss” and formulate a written plan to reduce assets classified as “Doubtful” and “Substandard” at its regulatory examination; (iv) develop a written plan to reduce delinquent loans, and restrict additional advances to borrowers with existing credits classified as “Loss,” “Doubtful” or “Substandard”; (v) develop a written plan to reduce Royal Bank’s commercial real estate loan concentration; (vi) maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) equal to or greater than 12%; (vii) formulate and implement written profit plans and comprehensive budgets for each year during which the Orders are in effect; (viii) formulate and implement a strategic plan covering at least three years, to be reviewed quarterly and revised annually; (ix) revise the liquidity and funds management policy and update and review the policy annually; (x) refrain from increasing the amount of brokered deposits held by Royal Bank and develop a plan to reduce the reliance on non-core deposits and wholesale funding sources; (xi) refrain from paying cash dividends without prior approval of the FDIC and the Department; (xii) refrain from making payments to or entering contracts with Royal Bank’s Holding Company or other Royal Bank affiliates without prior approval of the FDIC and the Department; (xiii) submit to the FDIC for review and approval an executive compensation plan that incorporates qualitative as well as profitability performance standards for Royal Bank’s executive officers; (xiv) establish a compliance committee of the board of directors of Royal Bank with the responsibility to ensure Royal Bank’s compliance with the Orders; and (xv) prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders.  The Orders will remain in effect until modified or terminated by the FDIC and the Department.

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

Royal Bank has eliminated from its books via charge-off all assets classified as “Loss".  Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Classified Assets” (“classified assets plan”) required under the Orders.  The FDIC and the Department have approved the classified assets plan.  No material advances were made on any classified loan unless approved by the board of directors and determined to be in Royal Bank’s best interest. Royal Bank was successful in reducing net classified loans (outstanding loan balance less charge-offs and specific reserves) and OREO from $149.6 million at June 30, 2009 to $79.7 million at September 30, 2011.

2.	Reduction of Delinquencies

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Delinquencies” (“delinquency reduction plan”) required under the Orders.  The FDIC and the Department have approved the delinquency reduction plan.  No advances were made on any delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest.  Royal Bank’s delinquent loans (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $3.0 million at September 30, 2011.  Royal Bank’s non-accrual loans were $80.8 million at June 30, 2009. Total non-accrual loans at September 30, 2011 were $58.2 million and were comprised of $39.1 million in loans held for investment and $19.1 million in loans held for sale.

3.	Reduction of Commercial Real Estate Concentrations

Royal Bank submitted to the FDIC and the Department a “Plan for the Reduction of Commercial Real Estate Concentrations” (“CRE concentration plan”) required under the Orders.  The FDIC and the Department have approved the CRE concentration plan.  Management has been working diligently to reduce the concentration in commercial real estate loans (“CRE loans”).  Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale, from $289.1 million at June 30, 2009 to $185.6 million at September 30, 2011, which amounted to 193.0% of total capital and 209.1% of Tier 1 capital. At September 30, 2011, total construction/land loans (“CL loans”), which includes loans held for sale amounted to $69.1 million, or 71.9%, of total capital and 77.9% of Tier 1 capital.  Based on capital levels calculated under U.S. GAAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under RAP, (see discussion under “Capital Adequacy”), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 223.6%, 245.0%, 83.3% and 91.2%. Under RAP, Royal Bank does not have a concentration in CL loans as defined in the Guidance.

4.	Capital Maintenance

Under the Orders, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively.  At September 30, 2011, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 14.62% and 8.85%, respectively.

5.	Liquidity and Funds Management

Royal Bank submitted to the FDIC and the Department a liquidity and funds management plan (“liquidity plan”) required under the Orders.  The FDIC and the Department have approved the liquidity plan.  At September 30, 2011, Royal Bank had $32.3 million in cash on hand and $121.6 million in unpledged agency securities.  At September 30, 2011, the liquidity to deposits ratio was 34.1% compared to Royal Bank’s 12% target and the liquidity to total liabilities ratio was 25.4% compared to Royal Bank’s 10% target.

6.	Brokered Deposits and Borrowings

Royal Bank submitted to the FDIC and the Department a plan for reduction of reliance on non-core deposits and wholesale funding sources plan (“brokered deposit plan”) required under the Orders.  The FDIC and the Department have approved the brokered deposit plan.  Since entering the Orders Royal Bank has not renewed, accepted, or rolled over any maturing brokered certificates of deposit (“CDs”); nor has Royal Bank issued new brokered CDs.  Brokered CDs declined $221.1 million from $226.9 million at June 30, 2009 to $5.8 million at September 30, 2011. Borrowings declined $134.1 million from $283.9 million at June 30, 2009 to $149.8 million at September 30, 2011.

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

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the Orders and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the Orders and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending; however, our ability to expand into potentially attractive commercial real estate or construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the Orders and the Federal Reserve Agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the Orders and the Federal Reserve Agreement. At September 30, 2011, each of the Company and Royal Bank met all capital regulatory requirements to which it is subject.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the “Liquidity and Interest Rate Sensitivity” section of the “Management’s Discussion and Analysis of Financial Condition and Results Operations” of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2011.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.          Default Upon Senior Securities.

On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million on the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock that it previously issued to the United States Treasury under the TARP Capital Purchase Program.  As of September 30, 2011, the Series A Preferred stock dividend in arrears was $3.6 million and has not been recognized in the consolidated financial statements.    As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. During the third quarter of 2011, the Treasury exercised its right to appoint two directors to the Company’s board of directors.

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

31.1
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 9, 2011.

31.2
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on November 9, 2011.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on November 9, 2011.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of  Royal Bancshares of Pennsylvania on November 9, 2011.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

(Registrant)

Dated: November 9, 2011	/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial and Accounting Officer