Form 10-K
period 2011-12-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2012-03-30
CIK 922487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐   No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $7,934,523 based on the June 30, 2011 closing price of the Registrant’s Common Stock of $1.55 per share.

As of February 29, 2012, the Registrant had 10,864,008 and 2,080,574 shares outstanding of Class A and Class B common stock, respectively.

Documents Incorporated by Reference

Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to Registrant’s Annual meeting of Shareholders to be held on May 16, 2012—Part III.

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

PART I

ITEM 1.  BUSINESS

Royal Bancshares of Pennsylvania, Inc.

Royal Bancshares of Pennsylvania, Inc. (the “Company”), is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company is supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  The Company’s legal headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania, 19072.  On December 30, 2010, the Company completed the sale of all of the outstanding common stock of Royal Asian Bank (“Royal Asian”), a wholly-owned banking subsidiary of the Company, to an ownership group led by the President and Chief Executive Officer of Royal Asian.

The principal activities of the Company are supervising Royal Bank which engages in general banking business principally in Montgomery, Delaware, Chester, Bucks, Philadelphia and Berks counties in Pennsylvania, southern New Jersey, and Delaware.  The Company also has a wholly owned non-bank subsidiary, Royal Investments of Delaware, Inc., which is engaged in investment activities.  On November 21, 2007, the Company established Royal Captive Insurance Company, a wholly owned subsidiary.  Royal Captive Insurance was formed to insure commercial property and provide comprehensive umbrella liability coverage for the Company and its affiliates.  During the fourth quarter of 2010, Royal Captive Insurance was dissolved. The investments were sold for a gain of approximately $8,000, $2.0 million was paid to the Company as a dividend, and the remaining funds, in the approximate amount of $500,000, were transferred to the Company.

At December 31, 2011, the Company had consolidated total assets of approximately $848.4 million, total deposits of approximately $575.9 million and shareholders’ equity of approximately $75.9 million. The Company’s two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”).  The Company has two reportable operating segments, “Community Banking” and “Tax Liens”.

Regulatory Actions

FDIC and Department of Banking Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding. Included in the informal agreement is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.

Federal Reserve Agreement

On March 17, 2010, the Company agreed to enter into a written agreement (“the Federal Reserve Agreement”) with the Federal Reserve Bank of Philadelphia (the “Reserve Bank”). The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System;

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

Royal Bank derives its income principally from interest charged on loans, interest earned on investment securities, and fees received in connection with the origination of loans and other services.  Royal Bank’s principal expenses are interest expense on deposits and borrowings and operating expenses.  Operating revenues, deposit growth, investment maturities, loan sales and the repayment of outstanding loans provide the majority of funds for activities.

Royal Bank conducts business operations as a commercial bank offering checking accounts, savings and time deposits, and loans, including residential mortgages, home equity and SBA loans.  Royal Bank also offers safe deposit boxes, collections, internet banking and bill payment along with other customary bank services (excluding trust) to its customers.  Drive-up, ATM, and night depository facilities are available.  Services may be added or deleted from time to time.  Royal Bank’s business and services are not subject to significant seasonal fluctuations.  Royal Bank is a member of the Federal Reserve FedLine Wire Transfer System.

Service Area:  Royal Bank’s primary service area includes Pennsylvania, primarily Montgomery, Chester, Bucks, Delaware, Berks and Philadelphia counties, and Gloucester County, New Jersey.  This area includes residential areas and industrial and commercial businesses of the type usually found within a major metropolitan area.  Royal Bank serves this area from fifteen branches located throughout Montgomery, Philadelphia, Delaware and Berks counties and Gloucester County, New Jersey.  Royal Bank also considers New York, Maryland, and Delaware as a part of its service area for certain products and services.  In the past, Royal Bank had frequently conducted business with clients located outside of its service area.  Royal Bank has loans in twenty-four states via loan originations and/or participations with other lenders who have broad experience in those respective markets. Royal Bank’s headquarters are located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.

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

Employees:  Royal Bank employed approximately 152 persons on a full-time equivalent basis as of December 31, 2011.

Deposits: At December 31, 2011, total deposits of Royal Bank were distributed among demand deposits (10%), money market deposit, savings and NOW accounts (42%) and time deposits (48%).  At year-end 2011, deposits decreased $115.0 million to $582.2 million, from year-end 2010, or 16.5%.  Demand deposits increased $4.6 million and NOW and money market accounts increased $4.3 million while time deposits decreased $124.3 million primarily due to the redemption of brokered CDs. Included in Royal Bank’s deposits are approximately $6.3 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry.  Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending:  At December 31, 2011, Royal Bank had a total net loan portfolio of $397.7 million, representing 47% of total assets.  The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, asset based loans, small business leases and installment loans.  At year-end 2011, loans decreased $78.0 million from year end 2010.

Royal Asian Bank

Royal Asian was incorporated in the Commonwealth of Pennsylvania on October 4, 2005, and was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on July 17, 2006.  Royal Asian was an insured bank by the FDIC.  Royal Asian derived its income principally from interest charged on loans and fees received in connection with other services.  Royal Asian’s principal expenses were interest expense on deposits and operating expenses.  Operating revenues, deposit growth, and the repayment of outstanding loans provided the majority of funds for activities.  The sale of all of the outstanding common stock of Royal Asian owned by the Company was completed on December 30, 2010.

Non-Bank Subsidiaries

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investment of Delaware (“RID”), as a wholly owned subsidiary.  RID’s legal headquarters is 1105 N. Market Street, Suite 1300, Wilmington, Delaware 19899.  RID buys, holds and sells investment securities. At December 31, 2011, total assets of RID were $30.0 million, of which $1.2 million was held in cash and cash equivalents and $6.0 million was held in investment securities.  RID had net interest income of $673,000 and $779,000 for 2011 and 2010, respectively.  Non-interest income, which is solely related to sales of investment securities, was $619,000 for 2011 compared to a loss of $158,000 for 2010.

RID’s net income for 2011 was $1.3 million compared to net income of $382,000 in 2010.  Royal Bank has previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  During the third quarter of 2009, RID paid off the $9.4 million loan from Royal Bank.  In addition, RID paid a $2.5 million dividend to Royal Bancshares in the third quarter of 2010 and a $10.0 million dividend to Royal Bancshares during the third quarter of 2009.  The amounts above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.

The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”).  CSC’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072. CSC acquired, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute.  In the first quarter of 2007, due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management.  At December 31, 2011, total assets of CSC were $9.0 million.  Included in total assets is $1.0 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama.  In 2005, the Company entered into a partnership with SMI, ultimately acquiring a 50% ownership interest in SMI.  In connection with acquiring this ownership interest, CSC extended an $18 million line of credit to SMI, which was used by SMI to purchase tax lien portfolios at a discount.  As a result of the deterioration in residential, commercial and land values principally in Alabama, management concluded that the loan was impaired based on an analysis of the portfolio in the fourth quarter of 2008.  Through 2010, CSC charged-off $3.0 million related to this loan.  Additional charge-offs of $587,000 related to SMI were recorded in 2011. The outstanding SMI loan balance was $1.0 million at December 31, 2011.  In 2011, CSC’s net interest income declined $355,000 from $368,000 for 2010 to $13,000 due to the continued liquidation of the portfolio.  The 2011 provision for lien losses was $619,000 compared to $59,000 for 2010.  The provision is mainly related to the SMI impairments mentioned above.  For 2011 and 2010 other income was $289,000 and $338,000, respectively.  Other income is mostly comprised of gain on sale of real estate owned (“REO”) properties.  Other expense was $285,000 and $512,000 for 2011 and 2010, respectively.   CSC recorded a net loss of $361,000 in 2011 compared to net income of $81,000 in 2010.  The 2011 loss was impacted by the increase in the provision for lien losses.

On June 23, 2003, the Company, through its wholly owned subsidiary Royal Bank, established Royal Investments America, LLC (“RIA”) as a wholly owned subsidiary.  RIA’s legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RIA was formed to invest in equity real estate ventures subject to limitations imposed by regulation.  At December 31, 2011, total assets of RIA were $5.9 million, which included $5.0 million in cash.  During 2011, RIA had net income of $1.9 million compared to a net loss of $4.5 million for 2010.  The net loss in 2010 was primarily a result of a $2.6 million impairment recorded on an equity real estate investment and a $2.5 million impairment recorded on a real estate joint venture.

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of trust preferred securities.

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Royal Leasing’s legal headquarters is located at 550 Township Line Road, Blue Bell, Pennsylvania 19422.  Royal Leasing was formed to originate small business leases.  Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During 2011 and 2010, neither sales nor purchases of lease portfolios were material. At December 31, 2011, total assets of Royal Leasing were $36.5 million.  For 2011, Royal Leasing had net interest income of $2.3 million compared to $2.5 million for 2010. For 2011 provision for lease losses was $504,000 compared to $834,000 for 2010.  The decrease in the provision was primarily related to improvement in the credit quality of the leasing portfolio year over year.  Other income increased $193,000 from $365,000 for 2010 to $558,000 for 2011.  Other expense was $1.0 million and $803,000 for 2011 and 2010, respectively.  The increase in other expense was related to an increase of $294,000 in distribution of management fees.  Royal Leasing recorded net income of $479,000 for the year ended December 31, 2011 compared to a $547,000 for the year ended December 31, 2010.

On November 17, 2006, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Tax Lien Services, LLC (“RTL”). Royal Bank holds a 60% ownership interest in RTL. Its legal headquarters is located at 732 Montgomery Avenue, Narberth, Pennsylvania 19072.  RTL was formed to purchase and service delinquent tax certificates.  RTL typically acquires delinquent property tax liens through public auctions in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens that are on the property, and obtaining certain foreclosure rights as defined by local statute.  At December 31, 2011, total assets of RTL of which the majority was held in tax liens were $61.8 million compared to $89.1 million at December 31, 2010.  Tax certificates decline $19.2 million from $63.7 million at December 31, 2010 to $44.5 million at December 31, 2011. For 2011, RTL had net interest income of $4.8 million compared to $5.8 million for 2010 due to the reduction in average tax liens outstanding for RTL over the past year.  Provision for lien losses was $464,000 compared to $70,000 for 2011 and 2010, respectively.  Other expense was $1.2 million for both 2011 and 2010.  Net income for 2011 declined $874,000 from $2.9 million for 2010 to $2.0 million for 2011.

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

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank. At December 31, 2011, Royal Preferred LLC had total assets of approximately $21 million.

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

Concentrations, Seasonality

The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business.  No substantial portion of loans or investments is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate.  The Company has seen a deterioration in economic conditions as it pertains to real estate loans.  Construction and land, non-residential real estate, and commercial loans represent 43%, 40% and 9%, respectively of the $51.3 million in non-accrual loans held at December 31, 2011.  The business of the Company and its subsidiaries is not seasonal in nature.

Environmental Compliance

The Company and its subsidiaries’ compliance with federal, state and local environment protection laws had no material effect on capital expenditures, earnings or their competitive position in 2011, and are not expected to have a material effect on such expenditures, earnings or competitive position in 2012.

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

Royal Bank

Royal Bank is subject to supervision, regulation and examination by the Department and by the FDIC.   As previously mentioned under “Regulatory Actions”, in December 2011, the FDIC and the Department replaced the Orders to which Royal Bank was subject with a memorandum of understanding. The deposits of Royal Bank are insured by the FDIC.  In addition, Royal Bank is subject to a variety of local, state and federal laws that affect its operation.

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

Under current regulations, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level.  Under the informal agreement as described in “Regulatory Action” under “Item 1 – Business” of this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the informal agreement. Royal Bank has met all of the capital ratio requirements under the informal agreement.

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

GLBA also expressly preserves the ability of a state bank to retain all existing subsidiaries.  Because Pennsylvania permits commercial banks chartered by the state to engage in any activity permissible for national banks, Royal Bank will be permitted to form subsidiaries to engage in the activities authorized by GLBA to the same extent as a national bank.  In order to form a financial subsidiary, Royal Bank must be well-capitalized, and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

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

Under the TARP, the United States Department of Treasury (“Treasury”) authorized a voluntary Capital Purchase Program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008.  On February 20, 2009, the Company issued to Treasury, 30,407 shares of Series A Preferred Stock and a warrant to purchase 1,104,370 shares of Class A common stock for an aggregate purchase price of $30.4 million under the TARP CPP. (See “Note 14 – Shareholders’ Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.)  Companies participating in the TARP CPP were required to adopt certain standards relating to executive compensation.  The terms of the TARP CPP also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

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

FDIC Insurance Assessments

The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in 2006, resulted in a number of changes to how banks are assessed deposit premiums.  Under the new risk-related premium schedule established by the Reform Act, the FDIC assigns each depository institution to one of several supervisory groups based on both capital adequacy and the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution.

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

On October 14, 2008, the FDIC announced its temporary “Transaction Account Guarantee Program” (“TAGP”) which provides full coverage for non-interest bearing deposit accounts.  Royal Bank was participating in the program which guaranteed all personal and business non-interest bearing checking accounts.  This unlimited coverage expired on December 31, 2010.  Under the Dodd Frank Act, the Dodd Frank Deposit Insurance Provision is providing temporary unlimited coverage for non-interest bearing deposit accounts from December 31, 2010 through December 31, 2012.

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

Beginning with the second quarter of 2011, as mandated by the recently enacted Dodd-Frank Act, the assessment base that the FDIC will use to calculate assessment premiums will be a bank’s average assets minus average tangible equity.  As the asset base of the banking industry is larger than the deposit base, the range of base assessment rates will change to a low of 2.5 basis points to a high of 45 basis points, per $100 of assets; however, the dollar amount of the actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020.  In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  Those new formulas began in the second quarter of 2011, but did not affect Royal Bank.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0%.  In lieu of reimbursements, the FDIC has set lower base assessment rates if the reserve ratio for the prior assessment period is equal to or exceeds 2.0%.

In addition to deposit insurance, Royal Bank is also subject to assessments to pay the interest on Financing Corporation bonds.  The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  Commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds.  The FDIC sets the Financing Corporation assessment rate every quarter.  For the first quarter of 2012, the Financing Corporation’s assessment for Royal Bank (and all other banks), is an annual rate of $.0066 for each $100 of deposits.  The Financing Corporation bonds are expected to be paid off between 2017 and 2019.

Other Legislation/Regulatory Requirements

Capital Framework and Basel III

The Basel Committee on Banking Supervision and the Financial Stability Board, which was established by the Group of 20 (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency, have both committed to raise capital standards and liquidity buffers within the banking system. On September 12, 2010, the G-20 Governors and Heads of Supervision agreed to the phase-in of Basel III with full implementation by January 2015 of the following minimum capital requirements: minimum tier 1 equity ratio of 6% (subject to an additional capital conservation buffer of potentially of 2.5% and 5% with implementation by January 2019 imposed by regulatory agencies during periods of excess aggregate credit growth), and minimum total capital to risk-weighted assets of 8%, subject to new deductions and adjustments to Tier 1 common equity. Basel III also includes two newly required liquidity ratios. The G-20 endorsed Basel III on November 12, 2010. The U.S. financial regulatory agencies have indicated informally that they generally support Basel III and expect to draft final rules by the first quarter of 2012 with implementation and adoption of Basel III regulations later in 2012. Additionally, the Basel Committee is considering further amendments beyond the final framework that include more stringent capital requirements for “globally systemically important financial institutions”.  The Company believes that our current capital levels already exceed the Basel III capital requirements.

In addition to the Federal Deposit Insurance Reform Act described above, the Financial Services Regulatory Relief Act of 2006 was also enacted.  This legislation is a wide ranging law that affects many previously enacted financial regulatory laws.  The overall intent of the law is to simplify regulatory procedures and requirements applicable to all banks, and to conform conflicting provisions.  The Relief Act conforms a number of separate statutes to provide equal definitions and treatment for national banks, state banks, and for federal savings banks in a number of respects.  The law streamlines certain reporting requirements, and provides for bank examinations on an 18 month schedule for smaller banks that qualify.  The law also authorizes the Federal Reserve to pay interest to banks for the required deposit reserves maintained by banks at the Federal Reserve, but such interest would not begin to be paid until 2012.  While this law has many facets that overall should benefit Royal Bank, the individual provisions of this law are not considered currently material to Royal Bank when considered alone.

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

Risks Related to Our Business

Our business may be impacted by the existence of the informal agreement for Royal Bank and the Federal Reserve Agreement with the Federal Reserve Bank of Philadelphia.

Our success as a business is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the informal agreement and the Federal Reserve Agreement limits and impacts our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the informal agreement and the Federal Reserve Agreement. Our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be potentially impacted and thereby limit liquidity alternatives. Royal Bank’s ability to pay dividends to the Company, which provides funding for cash dividends to the Company’s shareholders, is subject to prior written consent of the FDIC and Department.  Moreover, the Company is prohibited from paying cash dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  Our ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the informal agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the informal agreement and the Federal Reserve Agreement.

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

Our non-residential real estate and construction and land development loan portfolio held for investment was $236.7 million at December 31, 2011 comprising 57% of total loans.  Non-residential real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While we believe that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general.  The remaining loans in the portfolio are commercial or industrial loans. These loans are collateralized by various business assets the value of which may decline during adverse market and economic conditions.  Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.

Further, under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.  It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise expected to maintain as a result of Royal Bank’s commercial real estate loans, which may require the Company to obtain additional capital sooner than it would otherwise seek it, which may reduce shareholder returns.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance.  Our allowance for loan and lease losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio.  Our allowance for loan and lease losses may not be adequate to cover actual loan and lease losses and future provisions for loan and lease losses could materially and adversely affect our financial results.

Our current level of non-performing loans and future growth may require us to raise additional capital but that capital may not be available.

We are required by regulatory authorities to maintain adequate capital levels to support our operations. We anticipate that our current capital will satisfy our regulatory requirements for the foreseeable future. However, in order to maintain our well-capitalized status and to support future growth we may need to raise capital. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Under the informal agreement as described in “Regulatory Actions” under “Item 1 – Business” of this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the informal agreement.  In addition, on February 20, 2009, we issued 30,407 shares of Fixed Rate Cumulative Preferred Stock, Series A, to the United States Department of Treasury under its TARP Capital Purchase Program,  The Series A Preferred Stock issued to Treasury has a liquidation preference of $1,000 per share and contains other provisions, including restrictions on the payment of dividends on common stock and on repurchases of any shares of preferred stock ranking equal to or junior to the Series A Preferred Stock or common stock while the Series A Preferred Stock is outstanding, which provisions may make it more difficult to raise additional capital on favorable terms while the Series A Preferred Stock is outstanding.  Therefore, we may be unable to raise additional capital, or to raise capital on terms acceptable to us. If we cannot raise additional capital when required, our ability to further expand operations through both internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional capital, the existing shareholders are subject to dilution.

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

As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury had the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.  The Treasury exercised its right and appointed two directors to the Company’s board of directors during 2011. Otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights.

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

We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity.  Substantially all of our assets are held by our direct and indirect subsidiaries.  Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries.  Our banking subsidiary, Royal Bank is our primary source of dividends.  Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Royal Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2011, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  There is no assurance that our subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Royal Bank must receive prior written approval from the FDIC and the Department before declaring and paying a dividend to the Company.

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

The Company’s banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies, peer to peer lenders and governmental organizations which may offer more favorable terms.  Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations.  As a result, such non-bank competitors may have advantages over the Company’s banking and non-banking subsidiaries in providing certain products and services.  This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.

Our ability to manage liquidity is always critical in our operation, but more so today given the uncertainty within the capital markets.

We monitor and manage our liquidity position on a regular basis to insure that adequate funds are in place to manage the day to day operations and to cover routine fluctuations in available funds. However, our funding decisions can be influenced by unplanned events. These unplanned events include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. The Federal Home Loan Bank of Pittsburgh had imposed an over collateralized delivery requirement of 105% on Royal Bank.  The available amount for future borrowings will be based on the amount of collateral to be pledged.  We have a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, we are not certain that those sources of liquid funds will be available in the future when required. As a result, loan growth may be curtailed to maintain adequate liquidity, loans may need to be sold in the secondary market, investments may need to be sold or deposits may need to be raised at above market interest rates to maintain liquidity.

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

We are exposed to downturns in the U. S. housing market.  Dramatic declines in the housing market over the past few years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage, consumer, commercial and construction loan portfolios resulting in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have also experienced decreased access to borrowings. While the economy and market conditions have improved, the current economic recovery has been much weaker than recent economic recoveries post recession and unemployment, despite recent improvement, remains high. The existing economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of current economic conditions would likely exacerbate the adverse effects of existing market conditions on us and others in the industry.  In particular, we may face the following risks in connection with these events:

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

Recent and future governmental regulation and legislation could limit our future growth.

As described under “Supervision and Regulation” the Company and our subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of the Company and our subsidiaries.  These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds.  Any changes to these laws may negatively affect our ability to expand our services and to increase the value of our business.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the Company, these changes could be materially adverse to shareholders.

Changes in consumers’ use of banks and changes in consumers’ spending and saving habits could adversely affect the Company’s financial results.

Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.  In addition, changes in consumer spending and saving habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

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

Our directors, executive officers and principal shareholders, as a group, beneficially owned approximately 57% of Class A common stock and 87% of Class B common stock as of February 29, 2012. As a result of their ownership, the directors, executive officers and principal shareholders will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which the other shareholders do not agree or that are not beneficial to all shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Royal Bank has fifteen banking offices, which are located in Pennsylvania and New Jersey.

15th Street Office	Bala Plaza Office (3)	Bridgeport Office (1)
30 South Street	231 St. Asaph's Road	105 W. 4th Street
Philadelphia, PA 19102	Bala Cynwyd, PA 19004	Bridgeport, PA 19406

Castor Office (1)	Fairmount Office (1)	Grant Avenue Office (1)
6331 Castor Avenue	401 Fairmount Avenue	1650 Grant Avenue
Philadelphia, PA 19149	Philadelphia, PA 19123	Philadelphia, PA 19115

Henderson Road Office	Jenkintown Office (1)	King of Prussia Office (1)
Beidler and Henderson Roads	600 Old York Road	655 West DeKalb Pike
King of Prussia, PA 19406	Jenkintown, PA 19046	King of Prussia, PA 19406

Narberth Office (1)	Narberth Training Center (1)(2)	Phoenixville Office (1)
732 Montgomery Avenue	814 Montgomery Avenue	808 Valley Forge Road
Narberth, PA 19072	Narberth, PA 19072	Phoenixville, PA 19460

Shillington Office	Trooper Office (1)	Turnersville Office
516 East Lancaster Avenue	Trooper and Egypt Roads	3501 Black Horse Pike
Shillington, PA 19607	Trooper, PA 19401	Turnersville, NJ 08012

Villanova Office	Walnut Street Office	Storage Facility (1)
801 East Lancaster Avenue	1230 Walnut Street	3836 Spring Garden Street
Villanova, PA 19085	Philadelphia, PA 19107	Philadelphia, PA 19104

(1) Owned
(2) Used for employee training
(3) Loan production office

Royal Bank owns eleven of the above properties.  The remaining seven properties are leased with expiration dates between 2012 and 2021.  During 2011, Royal Bank made aggregate lease payments of approximately $815,000.   The Company believes that all of its properties are sufficiently insured, maintained and are adequate for Royal Bank’s purposes.

ITEM 3.	LEGAL PROCEEDINGS

As described under “Item 1 – Business” of this Report, Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”).  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of bid-rigging at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL effectively terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  It is possible, particularly in light of the plea entered by the former President of CSC and RTL, that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputational risk due to negative publicity.   No proceedings have been instituted by the DOJ or any other governmental authority against CSC or RTL as of the date of this filing.

As a result of the plea agreements of the former President of CSC and RTL and others resulting from the DOJ investigation, on March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division, Docket No. C-14007/12). On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey. The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief.

As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these actions or proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock commenced trading on the NASDAQ Global Market under the symbol RBPAA.  There is no market for the Company’s Class B Common Stock.  The Class B shares may not be transferred in any manner except to the holder’s immediate family.  Class B shares may be converted to Class A shares at the rate of 1.15 to 1.

The following table shows the range of high and low closing prices for the Company’s stock as reported by NASDAQ.

Closing Prices
2011	High	Low
First Quarter	$1.92	$1.52
Second Quarter	1.84	1.28
Third Quarter	1.45	0.95
Fourth Quarter	1.54	0.82

2010	High	Low
First Quarter	$2.77	$1.24
Second Quarter	4.17	2.46
Third Quarter	3.01	1.74
Fourth Quarter	2.04	1.29

The approximate number of recorded holders of the Company’s Class A and Class B Common Stock, as of February 29, 2012, is shown below:

Title of Class	Number of record holders
Class A Common stock	269
Class B Common stock	135

Dividends

Subject to certain limitations imposed by law or the Company’s articles of incorporation, the Board of Directors of the Company may declare a dividend on shares of Class A or Class B Common Stock.

Stock dividends:  Future stock dividends, if any, will be at the discretion of the board of directors and will be dependent on the level of earnings and compliance with regulatory requirements.  Stock dividends have not been declared since 2006.

Cash Dividends:   In July 2008, the Company suspended cash dividends on its common stock to preserve capital and maintain liquidity in response to current financial and economic trends.  The Company did not pay cash dividends on its common stock in 2011, 2010, and 2009.

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

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if, after giving effect to the dividend payment, the total assets of the Company would exceed the total liabilities of the Company plus the amount necessary to satisfy preferential rights of holders of senior shareholders, and the Company is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) concerning the payment of dividends by the Company.  Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings).  Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC.  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.  Therefore, the restrictions on Royal Bank’s dividend payments are directly applicable to the Company.  See “Note 14 – Shareholder’s Equity” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of December 31, 2011, the Series A Preferred stock dividend in arrears was $4.1 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury had the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.  The Treasury exercised its right and appointed two directors to the Company’s board of directors during 2011.

At December 31, 2011, as a result of significant losses within Royal Bank and cash and stock dividends declared and paid in previous years, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described under “Regulatory Actions” in “Item 1 – Business” of this Report, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

COMMON STOCK PERFORMANCE GRAPH

The performance graph shows cumulative investment returns to shareholders based on the assumption that an investment of $100 was made on December 31, 2006, (with all dividends reinvested), in each of the following:

▪	Royal Bancshares of Pennsylvania, Inc. Class A common stock;

▪	The stock of all United States companies trading on the NASDAQ Global Market;

▪	Common stock of 2011 Peer Group consists of twenty banks headquartered in the Mid-Atlantic region, trade on the major exchange and have total assets between $750 million and $1.5 billion.

▪	SNL Bank and Thrift Index

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Royal Bancshares of Pennsylvania, Inc.	100.00	44.21	13.75	5.37	5.78	5.16
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank and Thrift	100.00	76.26	43.85	43.27	48.30	37.56
RBPAA Peer Group Index*	100.00	78.20	59.81	52.70	59.80	58.91

*Royal Bancshares Peer Group consists of Eighteen banks headquartered in the Mid-Atlantic region, trade on the major exchanges, and have total assets between $750M and $1.5B.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial and operating information for the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes in Item 8 of this Report:

Statement of Operations Data	For the years ended December 31,
(In thousands, except share data)	2011	2010	2009	2008	2007
Interest income	$39,377	$57,262	$66,043	$72,764	$86,736
Interest expense	14,086	25,994	37,439	38,109	48,873
Net interest income	25,291	31,268	28,604	34,655	37,863
Provision for loan and lease losses	7,728	22,140	20,605	21,841	13,026
Net interest income after loan and lease losses	17,563	9,128	7,999	12,814	24,837
Gains (loss) on investment securities	1,782	1,290	1,892	(1,313)	5,358
Gains on sales related to real estate joint ventures	1,750	-	-	1,092	350
Net gains on sales of other real estate owned	1,638	1,019	294	429	1,111
Service charges and fees	1,128	1,266	1,419	1,186	1,348
Income from bank owned life insurance	391	379	1,099	1,233	875
Gains on sale of loans and leases	337	666	914	190	404
Income related to real estate owned via equity investments	478	564	1,302	965	1,384
Gain on sale of security claim	-	1,656	-	-	-
Gain on sale of premises & equipment related to real estate owned via equity investments	-	667	1,817	1,679	1,860
Gain on sale of premises & equipment	-	-	-	1,991	-
Other income	1,110	737	578	148	198
Total other than-temporary-impairment losses on investment securities	(1,796)	(566)	(13,431)	(23,388)	-
Portion of loss recognized in other comprehensive loss	-	87	2,390	-	-
Net impairment losses recognized in earnings	(1,796)	(479)	(11,041)	(23,388)	-
Total other income (loss)	6,818	7,765	(1,726)	(15,788)	12,888
Income (loss) before other expenses & income taxes	24,381	16,893	6,273	(2,974)	37,725
Non-interest expense
Salaries and benefits	10,920	11,591	12,235	15,044	12,215
Impairment related to OREO	5,522	7,374	4,537	-	-
Impairment related to real estate owned via equity investments	-	2,600	-	1,500	8,500
Expenses related to real estate owned via equity investments	-	529	907	966	1,590
Impairment related to real estate joint venture	-	1,552	-	-	5,927
Other	15,627	17,097	19,977	15,023	11,800
Total other expense	32,069	40,743	37,656	32,533	40,032
Loss before tax expense (benefit)	(7,688)	(23,850)	(31,383)	(35,507)	(2,307)
Income tax expense (benefit)	-	-	474	2,643	(1,568)
Net loss	$(7,688)	$(23,850)	$(31,857)	$(38,150)	$(739)
Less net income (loss) attributable to noncontrolling interest	875	243	1,402	(68)	(1,303)
Net (loss) income attributable to Royal Bancshares	(8,563)	(24,093)	(33,259)	(38,082)	564
Less Series A Preferred stock accumulated dividend and accretion	(2,003)	(1,970)	(1,672)	-	-
Net (loss) income available to common shareholders	(10,566)	(26,063)	(34,931)	(38,082)	564

Basic and diluted (loss) earnings per common share	$(0.80)	$(1.97)	$(2.64)	$(2.86)	$0.04

Balance Sheet Data	For the years ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Total Assets	848,449	980,626	1,292,726	1,175,586	1,278,475
Total average assets (2)	906,502	1,177,922	1,295,126	1,189,518	1,314,361
Loans, net	397,863	475,725	656,533	671,814	625,193
Total deposits	575,916	693,913	881,755	760,068	770,152
Total average deposits	621,709	791,026	857,742	724,384	869,884
Total borrowings (1)	173,774	180,723	283,601	313,805	339,251
Total average borrowings (1)	177,517	256,688	307,225	307,597	254,757
Total shareholders' equity (3)	75,946	84,093	101,156	79,687	146,367
Total average shareholders' equity	81,184	103,895	107,511	131,155	158,695
Return on average assets	(0.94%)	(2.04%)	(2.57%)	(3.20%)	0.04%
Return on average equity	(10.55%)	(23.19%)	(30.94%)	(29.04%)	0.36%
Average equity to average assets	8.96%	8.82%	8.30%	11.03%	12.07%
Dividend payout ratio	0.00%	0.00%	0.00%	(10.52%)	2743.40%

(1)	Includes obligations through VIE equity investments and subordinated debt.
(2)	Includes premises and equipment of VIE.
(3)	Excludes noncontrolling interest

ITEM 7.	MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes in Item 8 of this Report.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  Critical accounting policies, judgments and estimates relate to investment securities, loans, allowance for loan and lease losses and deferred tax assets.  The policies which significantly affect the determination of the Company’s financial position, results of operations and cash flows are summarized in “Note 1 - Summary of Significant Accounting Polices” to the Consolidated Financial Statements and are discussed in the section captioned “Recent Accounting Pronouncements” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Items 7 and 8 of this Report, each of which is incorporated herein by reference.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of shareholders’ equity. The Company did not hold trading securities at December 31, 2011 and 2010.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

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

For more information on the fair value of the Company’s investment securities and other financial instruments refer to “Note 3 - Investment Securities” and “Note 20 - Fair Values of Financial Instruments” to the Consolidated Financial Statements included in Item 8 of this Report.

Allowance for Loan and Lease Losses

The Company considers that the determination of the allowance for loan and lease losses (“allowance”) involves a higher degree of judgment and complexity than its other significant accounting policies.  The allowance is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts of timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience.  The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.  See “Note 1 - Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 1 - Summary Of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this Report.

Results of Operations

General:  The Company’s results of operations depend primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest bearing liabilities.  Interest earning assets consist principally of loans and investment securities, while interest-bearing liabilities consist primarily of deposits and borrowings.  Net income is also affected by the provision for loan and lease losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy expenses and other operating expenses.

Net Loss:  The Company recorded a net loss of $8.6 million in 2011, which represented an improvement of $15.5 million, or 64.5%, from loss recorded in 2010 of $24.1 million. The improved results were primarily related to a reduction in the provision for loan and lease losses of $14.4 million and a decline of $8.7 million in total other expense. The favorable change in the provision resulted primarily from a decrease in the outstanding loan balances year over year as well as a decline in the level of non-performing loans. Loan balances, including loans held for sale, amounted to $410.4 million at year end 2011, which amounted to a decline of $94.9 million from balance at the end of 2010 due to charge-offs, loan sales, pay-downs, pay offs and transfers to other real estate owned (“OREO”). Other expenses of $32.1 million resulted in a year over year decline of $8.7 million, or 21.3%, and was attributed to an overall reduction of expenses related to the sale of Royal Asian at year end 2010, which amounted to $3.8 million; a reduction of $1.9 million in OREO impairment charges; lower FDIC and state assessments of $1.1 million associated with reduced deposit balances, mainly brokered CDs and deposits of Royal Asian; and the absence of impairment on real estate joint ventures which was $1.6 million in 2010 and the VIE related to real estate owned via equity investments being deconsolidated in 2011. The impairment related to the VIE in 2010 was $2.6 million.

Partially offsetting these favorable changes were a decline in both net interest income and other income year over year. Net interest income, which amounted to $25.3 million in 2011, decreased by $6.0 million, or 19.1%, from the prior year’s results of $31.3 million. The decline in loan balances negatively impacted net interest income during the past year. In addition, a reduction in the yields on loans and investments and a 2010 non-recurring adjustment amounting to $905,000 also contributed to the decline in net interest income. The nonrecurring adjustment was related to the correction of previously reversed interest income on a participation loan from a previous year. The overall decline in net interest income was partially mitigated by the continued reduction in interest expense related to lower interest rates principally associated with the re-pricing of maturing retail CDs and the redemption of brokered deposits and FHLB advances. Other income of $6.8 million in 2011 was $947,000 below the result for 2010 mainly due to impairment on investment securities of $1.8 million, resulting primarily from a complete write-down of one trust preferred security in the amount of $1.7 million.

Total non-performing loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in loans held for investment (“LHFI”) and $12.6 million in loans held for sale (“LHFS”), which amounted to an improvement of $14.5 million from the level at December 31, 2010 resulting from charge-offs, transfers to OREO and improved credit quality. Total non-performing loans at December 31, 2010 were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS.  Non-performing loans were $73.7 million at December 31, 2009.  OREO at December 31, 2011, amounted to $21.0 million versus $29.2 million at year end 2010. As a consequence of the continued weak housing market and slow growth economy, the Company continued to experience a high level of non-performing assets despite the continued progress in reducing the level of those assets. Impaired and non-accrual loans and OREO assets are reviewed in the “Credit Quality” section of this report.  Basic and diluted losses per common share were both $0.80 for 2011 compared to basic and diluted losses per common share of $1.97 in 2010.

The Company recorded a net loss of $24.1 million in 2010, which represented a $9.2 million improvement from 2009. The reduction in the net loss was primarily attributed to an increase in net interest income of $2.7 million, an improvement in other income of $9.5 million, which was mainly associated with a reduction of impairment losses on the investment portfolio, and a reduction in net income attributable to non-controlling interest of $1.2 million. Partially offsetting these favorable changes were an increase in the provision for loans and leases of $1.5 million and an increase in total other expense of $3.1 million. The increase in net interest income was primarily related to the re-pricing of maturing retail CDs and the redemption of higher costing brokered CDs and FHLB advances. The increased other income was associated mainly with a reduction in investment impairment and the sale of the Company’s collateral claim related to a pending lawsuit against Lehman Brothers Special Financing (“LBSF”) for $1.7 million.  Investment impairment, which amounted to $479,000 during 2010 as compared to $11.0 million during 2009, improved due to the restructuring of the investment portfolio. During the fourth quarter of 2010 the Company sold its claim against LBSF for $1.7 million related to the collateral for an interest rate swap, which had previously been written off in 2008 in the amount of $5.0 million, due to the uncertainty surrounding the litigation and bankruptcy of Lehman Brothers Holdings, Inc., an affiliate of LBSF. The reduced net income attributable to non-controlling interest was principally due to the partner’s 50% share of the impairment related to real estate owned via equity investments of $1.3 million being included in the Company’s other expense and then eliminated through a credit to non-controlling interest in the Company’s consolidated statement of operations in 2010. The increase in other expense was mainly associated with increased OREO impairment charges of $2.8 million, impairment of $2.6 million related to real estate owned via equity investments and impairment of real estate joint ventures of $1.6 million. The real estate joint venture impairment was comprised of impairment on the entire investment of $2.5 million for an Ohio marina project due to a significant decline in the project’s value, which was partially offset by a recovery of $968,000 from a real estate joint venture investment that was written off in 2007.

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

Net interest income amounted to $25.3 million in 2011 as compared to $31.3 million in 2010, which resulted in a decline of $6.0 million, or 19.1%.  The decrease was attributed mainly to a decline in interest-earning assets, both loans and investments, primarily attributable to the de-leveraging of the balance sheet, a decline on the yields of those interest-earning assets, again principally loans and investments, and a nonrecurring favorable adjustment of $905,000 for interest income in 2010. The decline was partially offset by a reduction of the average balances and the average rate paid on interest bearing liabilities associated with the redemption of brokered CDs and lower rates paid on maturing retail CDs. (See the “Average Balance” table included in this discussion.) Net interest income in 2010 of $31.3 million increased $2.7 million, or 9.3%, from the level recorded in 2009 of $28.6 million. The increase resulted from lower rates paid on maturing retail certificates of deposit, the redemption of brokered deposits and FHLB advances, and a nonrecurring adjustment of $905,000 in the second quarter of 2010 that was related to the correction of previously reversed interest income on a participation loan from a previous year. The favorable results were partially offset by a decline in the yield on average interest earning assets, primarily investment securities.

Interest income of $39.4 million in 2011 amounted to a reduction of $17.9 million, or 31.2%, from the level of $57.3 million in 2010. The decline was attributable to a lower yield on interest earning assets year over year for loans and investment securities, and a lower level of average interest earning assets again related to both loans and investment securities. The reduction in loan balances and investment securities was driven in part by the Company’s strategic capital initiative of de-leveraging the balance sheet. Interest income for loans declined by $13.0 million, or 30.5%, and was mainly attributed to the reduction of average total loans but was also related to a decline in the yield on the loan portfolio. Average balance of total loans amounted to $475.0 million during 2011 versus $643.5 million during 2010, which amounted to a decline of $168.5 million, or 26.2%, year over year. The reduction was comprised of charge-offs, pay downs, payoffs, the sale of Royal Asian Bank (“RAB”) at year end 2010 and transfers to OREO that was accompanied by minimal new loan growth. The sale of RAB accounted for almost 40% of the overall decline. The interest income on investment securities amounted to $9.6 million and declined $4.8 million, or 33.3%, resulting from a decline in average investment securities coupled with a decline in the yield on the investment securities. Average investment securities of $320.4 million in 2011 amounted to a decline of $61.4 million, or 16.1%, from the average in 2010.

The decline in the yield on average interest earning assets contributed to the decline in interest income year over year (4.76% in 2011 versus 5.29% in 2010). The 53 basis point reduction was comprised of a decline of 78 basis points on investment securities and a 39 basis point decrease in total loans. The decline in the yield on investment securities was mainly related to the replacement of sold investment securities and principal payments and prepayments on government agency investment securities with comparable investment securities at lower interest rates. The yield decrease on average total loans primarily resulted from the $905,000 favorable adjustment to interest income in 2010 as previously mentioned, the lower yields on new loans booked during the past year and a change in the composition of the loans within the portfolio during 2011. The loan composition change was related to a decrease in the percentage of tax liens, which have the highest yields within the loan portfolio. At year end 2011, the variable rate portfolio represented approximately 40% of total loans; however the Company has mitigated a portion of this negative impact through the utilization of rate floors in many of the commercial loan agreements that exceed the current prime rate.

Interest income for 2010 of $57.3 million amounted to a reduction of $8.8 million, or 13.3%, from the level recorded in 2009. The decrease was attributable to a lower yield on interest earning assets year over year, mainly associated with investment securities, and a lower level of average interest earning assets related almost entirely to loans and investment securities, which was driven in part by the Company’s strategic capital initiative of de-leveraging the balance sheet. Interest income for loans declined by $3.1 million, or 6.8%, and was mostly attributed to the reduction of average total loans, which was related to charge-offs, pay downs and payoffs, that was accompanied by minimal new loan growth. The decline was partially offset by an increase in the loan yield due to an increased concentration of higher yielding loans within the loan portfolio and the $905,000 adjustment previously mentioned. Average balance of total loans amounted to $643.5 million during 2010, which amounted to a decline of $72.1 million, or 10.1%, from the average level during 2009. The interest income on investment securities of $14.5 million declined $5.7 million, or 28.1%, due to a decline in average investment securities, and a decline in the yield due to an increased concentration in lower yielding, government agency securities. Average investment securities of $381.8 million in 2010 represented a decline of $45.0 million, or 10.5%, from the prior year’s average.

At December 31, 2011, non-performing loans to total loans amounted to 12.0%, whereas the same ratio at December 31, 2010, amounted 12.5%. The favorable change year over year was primarily associated with the decline in non-performing loans during 2011 and was partially offset by the decline in the loan portfolio during 2010. The total interest income lost as a result of non-performing loans during 2011 amounted to $5.1 million, which resulted in a decrease of $1.4 million, or 21.6%, from 2010.

For the full year ended December 31, 2011, interest expense amounted to $14.1 million, which resulted in a decline of $11.9 million, or 45.8%, from the level recorded in the previous year. The favorable change was attributed to a reduced level of average interest bearing liabilities year over year and a decline in the interest rates paid on those liabilities. Average interest bearing liabilities amounted to $742.0 million in 2011, which represented a decline of $243.3 million, or 24.7%, from the previous year and was primarily related to the previously noted de-leveraging strategy and compliance with the Orders. Average time deposits, which included brokered CDs, amounted to $327.6 million in 2011 and represented a decrease of $175.6 million, or 34.9%, from the average level of 2010 due mainly to the redemption of higher cost brokered CDs over the past two years. Average borrowings amounted to $151.7 million during 2011 and declined $77.8 million, or 33.9%, primarily due to the redemption of FHLB advances at the end of 2010.

Average rates paid on all major liability categories declined year over year due to the re-pricing of maturing retail certificates of deposit and the redemption of higher cost brokered CDs during the past two years; the redemption of higher cost FHLB advances during 2010; and the reduction of rates paid on NOW, money market accounts, and savings accounts primarily during 2011. The average interest rate paid on average interest-bearing liabilities in 2011 of 1.90% amounted to a reduction of 74 basis points from the prior year as the Company was able to take advantage of the current lower interest rate environment and the maturity of retail and brokered CDs as well as FHLB borrowings during the past two years. Significant declines in average interest rates paid on interest bearing liabilities year over year included certificates of deposits of 81 basis points and borrowings of 70 basis points.

Interest expense of $26.0 million for the full year 2010 declined $11.4 million, or 30.6%, from the level recorded in 2009. The improvement in interest expense was attributed to a reduced level of average interest bearing liabilities year over year and a decrease in the interest rates paid on those liabilities. Average interest bearing liabilities amounted to $985.2 million in 2010, which represented a decline of $117.2 million, or 10.6%, from the previous year. The change was primarily related to the redemption of higher cost brokered CDs and FHLB advances during the past year as part of the previously noted deleveraging strategy and compliance with the previous Orders.

The net interest margin for the full year 2011 amounted to 3.06%, which represented an increase of 17 basis points from 2010. The improved margin was attributed to lower interest rates for all major categories of interest bearing liabilities for the Company.  The redemption of $83.2 million of higher cost brokered CDs, the retention of most of the $273 million maturing retail CDs at reduced rates of interest during 2011 and improved borrowings costs associated with the pay off of $57.5 million of FHLB advances at year end 2010 accounted for a majority of the improved net interest margin. The overall improvement was partially offset by a decline of 53 basis points on the yield on average interest earning assets, which resulted from a decline in yields on both loans and investment securities. The decline in the yield on investment securities was associated with a lower reinvestment rate on sold securities and payments and prepayments of cash-flowing agency investments due to the lower interest rates throughout 2011. The decline for loan yields was related to a reduction of higher yielding tax liens within the loan portfolio during 2011, the pay off of higher yielding loans, lower interest rates on new loans and a nonrecurring favorable adjustment of $905,000 that positively impacted the loan yield in 2010.

The net interest margin of 2.89% for the full year 2010 amounted to an increase of 50 basis points from the 2009 level of 2.39%. The improvement in the margin was primarily due to the ability to re-price the liability side of the balance sheet, which had lagged the re-pricing of the asset side in 2009, and to redeem higher cost funding sources throughout 2010. During 2010 the Company was able to re-price and retain almost all of the $230 million maturing retail CDs at reduced interest rates while also redeeming $118 million of higher cost brokered CDs and $98.8 million of higher cost FHLB advances. This positive trend was partially offset by a decline of 24 basis points in the yield on average interest earning assets mainly attributable to a decline in the yield on investment securities. The previously noted nonrecurring adjustment to net interest income of $905,000 contributed 8 basis points of the overall 50 basis point improvement in the net interest margin for 2010.

Average Balances

The following table represents the average daily balances of assets, liabilities and shareholders’ equity and the respective interest earned and paid on interest bearing assets and interest bearing liabilities, as well as average rates for the periods indicated:

	For the years ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets
Interest bearing deposits	$29,016	$78	0.27%	$57,377	$154	0.27%	$51,578	$164	0.32%
Federal funds	2,822	3	0.11%	562	1	0.13%	553	1	0.18%
Investment securities
Held to maturity	-	-	0.00%	-	-	0.00%	-	-	0.00%
Available for sale	320,362	9,645	3.01%	381,804	14,464	3.79%	426,829	20,121	4.71%
Total investment securities	320,362	9,645	3.01%	381,804	14,464	3.79%	426,829	20,121	4.71%
Loans & Leases
Commercial demand loans	219,554	10,044	4.57%	307,515	15,857	5.16%	384,831	18,439	4.79%
Real estate secured	213,737	16,268	7.61%	291,205	23,195	7.97%	294,414	24,285	8.25%
Other loans and leases	41,756	3,339	8.00%	44,730	3,591	8.03%	36,276	3,032	8.36%
Total loans	475,047	29,651	6.24%	643,450	42,643	6.63%	715,521	45,756	6.39%
Total interest earnings assets	827,247	39,377	4.76%	1,083,193	57,262	5.29%	1,194,481	66,042	5.53%
Non interest earnings assets
Cash & due from banks	11,725			16,465			11,752
Other assets	87,729			105,013			115,173
Allowance for loan loss	(19,567)			(25,919)			(25,061)
Unearned discount	(632)			(830)			(1,219)
Total non-interest earning assets	79,255			94,729			100,645
Total assets	$906,502			$1,177,922			$1,295,126
Liabilities & Shareholders' Equity
Deposits
Savings	$15,727	$86	0.55%	$15,959	$90	0.56%	$14,802	$83	0.56%
NOW	42,488	236	0.56%	42,990	395	0.92%	46,046	478	1.04%
Money market	178,670	1,722	0.96%	166,386	1,754	1.05%	153,146	2,797	1.83%
Time deposits	327,583	6,906	2.11%	503,217	14,683	2.92%	581,202	21,984	3.78%
Total interest bearing deposits	564,468	8,950	1.59%	728,552	16,922	2.32%	795,196	25,342	3.19%
Borrowings	151,743	4,493	2.96%	229,515	8,403	3.66%	271,000	10,717	3.95%
Obligation through VIE equity investments	-	-	0.00%	1,399	22	1.57%	10,451	243	2.33%
Subordinated debt	25,774	643	2.49%	25,774	647	2.51%	25,774	1,136	4.41%
Total interest bearing liabilities	741,985	14,086	1.90%	985,240	25,994	2.64%	1,102,421	37,438	3.40%
Non interest bearing deposits	57,241			62,474			62,546
Other liabilities	26,092			26,313			22,648
Total liabilities	825,318			1,074,027			1,187,615
Shareholders' equity	81,184			103,895			107,511
Total liabilities and shareholders' equity	$906,502			$1,177,922			$1,295,126
Net interest income		$25,291			$31,268			$28,604
Net interest margin			3.06%			2.89%			2.39%

(1)	Non-accrual loans have been included in the appropriate average loan balance category, but interest on these loans has not been included.
(2)	Portions of interest related to obligations through VIE are capitalized on the VIE’s books.

The following table sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through VIE, for the years ended December 31, 2011 and 2010, as compared to respective previous periods, into amounts attributable to both rate and volume variances.

	2011 versus 2010			2010 versus 2009
	Changes due to:			Changes due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Short term earning assets
Interest bearing deposits in banks	$(76)	$-	$(76)	$16	$(26)	$(10)
Federal funds sold	2	-	2	-	-	-
Total short term earning assets	(74)	-	(74)	16	(26)	(10)
Investments securities
Held to maturity	-	-	-	-	-	-
Available for sale	(2,260)	(2,559)	(4,819)	(1,730)	(3,927)	(5,657)
Total Investments securities	(2,260)	(2,559)	(4,819)	(1,730)	(3,927)	(5,657)
Loans
Commercial demand loans	(3,768)	(1,704)	(5,472)	(3,536)	1,180	(2,356)
Commercial mortgages	(3,810)	(342)	(4,152)	(156)	(724)	(880)
Residential and home equity loans	(56)	(11)	(67)	(95)	(103)	(198)
Lease receivables	(200)	(21)	(221)	693	(135)	558
Real estate tax liens	(1,541)	(1,140)	(2,681)	127	(160)	(33)
Other loans	(30)	-	(30)	5	(5)	-
Loan fees	(369)	-	(369)	(205)	-	(205)
Total loans	(9,774)	(3,218)	(12,992)	(3,167)	53	(3,114)

Total decrease in interest income	$(12,108)	$(5,777)	$(17,885)	$(4,881)	$(3,900)	$(8,781)
Interest expense
Deposits
NOW and money market	$117	$(307)	$(190)	$160	$(1,286)	$(1,126)
Savings	(1)	(3)	(4)	6	1	7
Time deposits	(4,336)	(3,442)	(7,778)	(2,699)	(4,602)	(7,301)
Total deposits	(4,220)	(3,752)	(7,972)	(2,533)	(5,887)	(8,420)
Borrowings
Borrowings	(2,498)	(1,412)	(3,910)	(1,558)	(757)	(2,315)
Trust preferred	-	(4)	(4)	-	(489)	(489)
Total Borrowings	(2,498)	(1,416)	(3,914)	(1,558)	(1,246)	(2,804)
Total decrease in interest expense	(6,718)	(5,168)	(11,886)	(4,091)	(7,133)	(11,224)
Total (decrease) increase in net interest income	$(5,390)	$(609)	$(5,999)	$(790)	$3,233	$2,443

Provision for Loan and Lease Losses

The provision for loan and lease losses was $7.7 million in 2011 compared to $22.1 million in 2010.  During 2011 loan balances declined $82.6 million, which includes net charge-offs of $12.5 million.  This lower level of loan and lease balances requires a lower allowance which enabled the provision to decline.

The provision for loan and lease losses was $22.1 million in 2010.  Included in the 2010 provision was $11.4 million in charge-offs on loans transferred to loans held for sale.  The Company recorded $30.4 million in net charge-offs in 2010.

The provision for loan and lease losses was $20.6 million in 2009.  Included in the 2009 provision was $11.0 million in specific reserves for individual loans that became impaired during 2009.  The Company recorded $19.2 million in net charge-offs in 2009.

Total Other Income

Other income includes service charges on depositors’ accounts, safe deposit rentals and various services such issuing money orders and traveler’s checks. In addition, other forms of non-interest income are derived from changes in the cash value of bank owned life insurance (“BOLI”), income related to income producing properties within other real estate owned and income relating to real estate owned via equity investment. Most components of other income are a modest and stable source of income, with exceptions of one-time gains and losses from the sale of investment securities, other real estate owned, and real estate owned via equity investments. From period to period these sources of income may vary considerably.  Service charges on depositors’ accounts, safe deposit rentals and other fees are periodically reviewed by management to remain competitive with other local banks.

Total other income in 2011 amounted to $6.8 million resulting in a decline of $947,000, or 12.2%,  from the previous year, which was primarily attributable to an increase of $1.3 million in OTTI charges on AFS securities ($1.8 million in 2011 versus $479,000 in 2010). This was mainly associated with the impairment of one trust preferred security within the Company’s investment portfolio which was completely written off in 2011. Other unfavorable fluctuations year over year in other income amounted to a $329,000 decrease in gain on the sales of loans and leases ($337,000 in 2011 compared to $666,000 in 2010), and decreases in both income related to real estate owned via equity investments and gains on the sale of premises and equipment related to real estate owned via equity investments of $86,000 and $667,000, respectively.  The decline in income related to real estate owned via equity investments and gains on the sale of premises and equipment related to real estate owned via equity investment is attributable to the deconsolidation of the VIE as a result of the substantial completion of the real estate partnership project.  As a result of deconsolidation, income of $278,000 is reflected in income related to real estate owned via equity investments.

Partially offsetting these decreases was a $619,000 increase in net gains on the sale of other real estate owned ($1.6 million in 2011 versus $1.0 million in 2010), a $492,000 increase in net gains on the sale of available for sale investment securities ($1.8 million in 2011 versus $1.3 million in 2010), a $1.8 million increase in income from real estate joint ventures related to a partial recovery of a fully impaired real estate joint venture and an increase in other income of $373,000. The improvement in other income was mostly attributed to rental income associated with two OREO properties acquired through foreclosures.

Total other income of $7.8 million in 2010 amounted to an improvement of $9.5 million from 2009 due primarily to a reduction of $10.6 million in net impairment losses on AFS investment securities, a one-time gain of $1.7 million on the sale of the Company’s LBSF claim and increased gains of $725,000 on the sale of other real estate, primarily related to the favorable disposition in 2010 of two properties acquired through foreclosure. The 2010 impairment losses were isolated to two real estate investments that amounted to $479,000 and reflected the restructuring of the investment portfolio during the previous year while 2009 impairment losses totaled $11.0 million. The sale of the LBSF claim resulted in a gain of a previous impairment charge of $5.0 million in 2008 for the value of a CMO pledged as collateral for an interest rate swap with LBSF as previously mentioned under the caption “Net Loss” in the “Results of Operations”.

Offsetting these favorable year over year results were a reduction of $720,000 in BOLI income, a reduction of $602,000 in investment security gains ($1.3 million in 2010 versus $1.9 million in 2009), a decline in service fees of $153,000, a decline of $404,000 in gains on the sale of loans and leases, mainly related to fewer SBA loan sales. Additionally, lower other income was associated with reduced gains of $1.2 million on the sale of premises and equipment related to real estate owned via equity investments ($667,000 versus $1.8 million) and a decrease of $738,000 in income related to real estate owned via equity investments. The decline in BOLI income was due to the sale of approximately $23 million of BOLI insurance in 2009. The reduction of income related to real estate owned via equity investments and gains on the sale of premises and equipment related to real estate owned via equity investments was primarily attributed to a slowdown in unit sales for the real estate partnership project due to the expiration of the new home buyers’ tax credit at the end of the second quarter.

Total Other Expense

For the period ended December 31, 2011 non-interest expense of $32.1 million amounted to a decrease of $8.7 million, or 21.3%, from the results in 2010.  The improvement in expenses was primarily attributable to a decrease of $3.5 million related to the sale of Royal Asian at the end of 2010 that impacted most expense categories, a $1.9 million decrease in OREO impairments, a $2.6 million decrease in impairments on real estate owned via equity investments, a $1.6 million decrease in impairments of real estate joint ventures, and an $1.1 million decrease in FDIC Insurance and Pennsylvania Department of Banking assessments, mainly a result of a reduction in deposits, most notably brokered CDs and Royal Asian deposits.  The VIE was deconsolidated in 2011. During 2010 impairments of real estate joint ventures was the net impact of a $2.6 million impairment, which was the entire amount of an investment in which the Company had a subordinate debt position, due to the reduction in the collateral value as a consequence of a significant decline in the cash flows generated from the property and a recovery of $968,000 from another investment in a real estate joint venture that was written off in 2007.

Salaries and benefits of $10.9 million in 2011, which declined $671,000, or 5.8%, also contributed to the favorable results for other expense. The improvement was comprised of a reduction associated with the sale of Royal Asian amounting to $1.1 million and a partially offsetting increase of $417,000 mainly related to annual merit raises for most employees, the reinstatement of the 401K match and increased benefit costs. The $888,000 decline in occupancy and equipment expense in 2011 was primarily associated with the reduction of expenses related to the Royal Asian retail branch network. While professional and legal fees of $4.1 million in 2011 and OREO and loan collection expenses of $2.6 million in the current year were relatively flat year over year, they represent significant increases from historical levels due to credit quality issues, which have improved but remain elevated. Other operating expense is comprised of data processing, postage, telephone, travel and entertainment, advertising, printing and supplies, dues and subscriptions and other miscellaneous expense.

Total other expense amounted to $40.7 million in 2010, which represented an increase of $3.1 million, or 8.2%, above the level of 2009. The increase was principally related to an increase in OREO impairment charges of $2.8 million, impairment of $2.6 million related to real estate owned via equity investments and impairment of $1.6 million in real estate joint ventures.  The impairment of real estate owned via equity investments was due to lower projected operating cash flows resulting from a significant decline in unit sales, which was primarily related to the expiration of the new home buyers’ tax credit. During 2010, the Company recorded a $2.5 million impairment of real estate joint ventures, which amounted to the entire amount of the investment in which the Company had a subordinate debt position due to the reduction in the collateral value as a consequence of a significant decline in the cash flows generated from the property. The entire amount of the partnership’s impairment, including the partner’s share, is posted as a charge to expense and included in the Company’s other expense. The partner’s share of the losses is then eliminated through a credit to non-controlling interest on the Company’s consolidated statement of operations. Partially offsetting this impairment loss was a recovery of $968,000 from an investment in a real estate joint venture that was written off in 2007 resulting in a $1.6 million net impairment expense for real estate joint ventures in 2010.

Offsetting these expense increases during 2010 was a reduction of $644,000 in employee salaries and benefits due to reduced headcount and the closing of the Blue Bell loan production office in 2009; a decline of $754,000 in FDIC and state assessment expense due to lower deposit balances in 2010 and a change in the accounting method from a prepaid basis to an accrual method in 2009; reduced OREO and loan collection expense of $682,000 mainly attributed to the successful auction of an OREO property in 2010 and the resulting recovery of expenses; and a decrease in directors’ fees of $321,000 due mainly to a reduction in the number of directors and the elimination of inside directors’ fees. Additionally, reductions were experienced in occupancy and equipment, stock option expense, professional and legal fees, expenses related to real estate owned via equity investments, and other operating expense, which collectively represented an expense decrease of $1.5 million.

Accounting for Income Tax Expense

In 2011 and 2010, the Company recorded no tax expense. The Company did not record a tax benefit despite the net loss for 2011 and 2010 since it concluded at December 31, 2011 and 2010 that it was more likely than not that the Company would not generate sufficient taxable income to realize all of the deferred tax assets. In 2009, a tax expense of $474,000 was recorded which was entirely related to a 10% excise tax on the surrender of approximately $23.0 million in BOLI.

As of December 31, 2011 and December 31, 2010, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations.  The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future.  During 2009, 2010 and 2011, the Company established additional valuation allowances of $10.2 million, $7.7 million,  and $3.0 million, respectively, which was a result of the net operating losses for each year and the portion of the future tax benefit that more likely than not will not be utilized in the future.  The additional valuation allowance did not impact the net loss as no tax benefit was recorded during 2011.  As of December 31, 2011 the valuation allowance for deferred tax assets totaled $36.4 million.

The Company’s effective tax rate is the provision for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the twelve months ended December 31, 2011 and 2010 was 0%.  In general our effective tax rate is different from the federal statutory rate of 35% primarily due to the benefits related to certain insurance that is non-taxable and the establishment of a valuation allowance which was $36.4 million as of December 31, 2011.

Results of Operations by Business Segments

Under FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), management of the Company has identified two reportable operating segments, “Community Banking” and “Tax Liens”.  In previous years, the Company reflected “Equity Investments” and “Leasing” as operating segments.  Management has determined that the operating results and assets related to Equity Investments and Leasing should be reflected under the Community Banking segment.  The determination related to Equity Investments was based on the deconsolidation of the VIE as a result of the substantial completion of the project and minimal assets remaining. The determination related to Leasing was based on not meeting the quantitative thresholds for requiring disclosure.

▪
Community Bank segment: At December 31, 2011, the Community Bank segment had total assets of $777.6 million, a decrease of $102.5 million or 11.6% from $880.0 million at December 31, 2010.  Total deposits declined $118.0 million or 17.0% from $693.9 million at December 31, 2010 to $575.9 million at December 31, 2011.  Net interest income for 2011 was $20.3 million compared to $24.4 million for 2010 representing a decrease of $4.2 million, or 17.1%.  The decrease in net interest income was primarily related to a reduction in the average balance of loans which have a higher yield than investments.  In addition, the yield earned on the investment securities declined in 2011 as a result of the market rates being significantly lower in 2011.  The interest rates paid on deposits declined in 2011 largely due to the maturities of brokered and retail certificates of deposits.  The loan loss provision was $6.6 million for 2011 compared to $22.0 million for 2010 primarily as a result of the reduction of non-performing loans.  For 2011, total other income was $6.3 million compared to a total other income of $7.4 million for 2010.  The decline is mostly attributed to a $1.3 million increase in impairment charges recorded on the available-for-sale investment portfolio in 2011 compared to 2010.  In 2011, total other expense was $30.4 million, a decrease of $8.4 million, or 21.6%, from $38.8 million in 2010.  The decrease is mostly associated with decreases in OREO impairment charges of $1.9 million, impairment in real estate joint ventures of $1.6 million and a decline in the FDIC assessment of $1.1 million.  The net loss for 2011 was $9.6 million compared to a net loss of $25.9 million for 2010, which represents an improvement of $16.3 million, or 63.0%.

▪
Tax Lien segment:  At December 31, 2011, the Tax Lien segment had total assets of $70.9 million compared to $100.6 million at December 31, 2010 representing a decrease of $29.7 million, or 30%.  Net interest income decreased $1.7 million, or 26%, from $6.5 million in 2010 to $4.8 million in 2011.  The provision for losses increased from $129,000 in 2010 to $1.1 million in 2011.  The 2011 provision was mostly related to charge-offs on a non-accrual loan with a tax lien portfolio located in Alabama.  Total other income was $548,000 in 2011 compared to $389,000 in 2010.  Total other income is derived mostly from the gains on sale of OREO property.  Total other expense decreased $203,000 from $1.7 million for 2010 to $1.5 million for 2011.  The decrease in other total expense was related to a decline in management fees.  Net income was $1.0 million in 2011 compared to $1.8 million for 2010.

Financial Condition

Total assets decreased $132.2 million, or 13.5%, to $848.4 million at December 31, 2011 from $980.6 million at year-end 2010.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand, and cash in interest bearing and non-interest bearing accounts in banks, in addition to federal funds sold.  Cash and cash equivalents decreased $27.2 million from $51.7 million at December 31, 2010 to $24.5 million at December 31, 2011.  The average balance of cash and cash equivalents was approximately $43.6 million for 2011 versus $74.4 million for 2010. The high level of cash for 2010 was primarily related to maintaining strong liquidity during this current economic environment.  The majority of this average balance was held in interest-bearing accounts with other financial institutions which were paying a higher interest rate than federal funds.  The excess cash is invested daily in overnight and federal funds.  The average balance of these funds that earn interest was $29.0 million in 2011.

Investment Securities Available for Sale (“AFS”):  AFS investment securities represented 39% of average interest earning assets during 2011 and consisted of government secured agency bonds, government secured mortgage-backed securities, collateralized mortgage obligations (“CMOs”), capital trust security issues of regional banks, domestic corporate debt and third party managed equity funds.  At December 31, 2011, AFS investment securities were $329.0 million as compared to $315.6 million at December 31, 2010, an increase of $13.4 million. The increase was primarily due to the purchase of liquid, cash-flowing mortgage backed securities and U. S. government agency CMOs. The purchase of these investments was partially offset by the sale of debt securities and government agencies to reduce credit risk and extension risk within the investment portfolio.

Loans:  The Company’s primary earning assets are loans, representing approximately 57% of average earning assets during 2011.  The loan portfolio consists primarily of business demand loans and commercial mortgages secured by real estate, real estate tax liens, lease receivables, and to a significantly lesser extent, residential loans comprised of one to four family residential and home equity loans.  During 2011, total loans held for investment decreased $82.6 million to $414.2 million at December 31, 2011 from $496.8 million at December 31, 2010.  The decline was primarily due to net pay downs or payoffs, loan charge-offs of $13.2 million, transfers to OREO of approximately $6.4 million in non-performing construction and land development, non-residential, and residential real estate loans, and transfers to LHFS of $2.9 million.

Non-residential real estate, construction loans and land development make up a significant portion of our loan portfolio and represented 57% of total loans at December 31, 2011 compared to 55% of total loans at December 31, 2010.  Management believes our current loan loss reserve is adequate at December 31, 2011 to cover losses arising from these loan categories as well as all others within the portfolio.  We continue to monitor these loans, with emphasis on construction, land development and non-residential real estate loans, due to the continuing deterioration in market conditions to evaluate the impact these loans will have on our loan loss reserve.

Allowance for loan and lease losses:  The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance to absorb losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change. Loans and leases deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for loan and lease losses, which is recorded as a current period expense. The Company’s systematic methodology for assessing the appropriateness of the allowance includes: (1) general reserves reflecting historical loss rates by loan type, (2) specific reserves for risk-rated credits based on probable losses on an individual or portfolio basis and (3) qualitative reserves based upon current economic conditions and other risk factors.

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

The specific reserves are determined utilizing standards required under ASC Topic 310.  A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Non-accrual loans and loans restructured under a troubled debt restructuring are evaluated for impairment on an individual basis considering all known relevant factors that may affect loan collectability such as the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the sufficiency of current collateral values (current appraisals or rent rolls for income producing properties), and risks inherent in different kinds of lending (such as source of repayment, quality of borrower and concentration of credit quality). Non-accrual loans that experience insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The Company obtains third-party appraisals on the fair value of real estate collateral.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Once a loan is determined to be impaired it will be deducted from the portfolio and the net remaining balance will be used in the general and qualitative analysis.

Analysis of the Allowance for Loan and Lease Losses:

	For the years ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Total Loans	$414,243	$496,854	$686,864	$700,722	$644,475
Daily average loan balance	$475,047	$643,450	$715,521	$676,761	$636,612
Allowance for loan and lease losses:
Balance at the beginning of the year	$21,129	$30,331	$28,908	$19,282	$11,455
Charge-offs by loan type:
Real Estate – non-residential	1,685	7,352	7,404	1,330	294
Real Estate – non-residential-mezzanine	-	-	1,132	1,675	-
Construction and land development	5,755	13,413	6,231	3,852	2,408
Construction and land develop-mezzanine	-	-	2,756	1,540	1,579
Commercial and industrial	2,901	5,930	258	1,009	704
Real Estate – multi-family	328	787	-	-	-
Real Estate – residential	635	731	1,361	37	195
Real Estate - residential-mezzanine	-	2,480	-	2,220	-
Leases	868	972	676	642	286
Tax certificates	1,039	49	-	22	-
Total charge-offs	13,211	31,714	19,818	12,327	5,466
Recoveries by loan type:
Real Estate – non-residential	357	684	431	-	4
Construction and land development	196	116	-	-	34
Commercial and industrial	22	81	15	106	201
Real Estate – multi-family	-	18	-	-	-
Real Estate – residential	153	313	190	6	28
Leases	6	51	-	-	-
Other	-	37	-	-	-
Total recoveries	734	1,300	636	112	267
Net loan charge-offs	(12,477)	(30,414)	(19,182)	(12,215)	(5,199)
Provision for loan and lease losses	7,728	22,140	20,605	21,841	13,026
Allowance related to disposed assets	-	(928)	-	-	-
Balance at end of year	$16,380	$21,129	$30,331	$28,908	$19,282
Net charge-offs to average loans	(2.63%)	(4.73%)	(2.68%)	(1.80%)	(0.82%)
Allowance to total loans at year-end	3.95%	4.25%	4.42%	4.13%	2.99%

Analysis of the Allowance for Loan and Lease Losses by Loan Type:

	As of December 31,
	2011		2010		2009		2008		2007
(In thousands, except percentages)	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans	Reserve Amount	Percent of outstanding loans in each category to total loans
Commercial and industrial	$2,331	13.0%	$3,797	14.9%	$6,542	14.9%	$2,403	12.3%	$2,124	12.0%
Construction	417	3.4%	1,117	5.8%	4,713	5.8%	11,548	23.8%	7,674	14.4%
Land development (1)	2,106	9.7%	2,859	10.2%	3,182	10.2%	2,359	10.6%	-	12.2%
Construction and land development - mezzanine	-	0.0%	-	0.0%	-	0.0%	1,415	0.3%	2,493	1.0%
Real Estate - residential	1,188	6.4%	1,106	5.9%	2,762	5.9%	747	3.9%	1,014	6.5%
Real Estate - residential - mezzanine	-	0.0%	-	0.0%	1,000	0.0%	-	0.0%	-	0.0%
Real Estate - non-residential	7,744	44.0%	9,534	39.0%	9,824	39.0%	5,172	33.4%	4,746	40.5%
Real Estate - non-residential -mezzanine	-	0.0%	-	0.0%	-	0.0%	1,188	0.6%	204	1.4%
Real Estate - multi-family	531	2.8%	652	2.1%	215	2.1%	133	2.0%	59	1.1%
Real Estate - multi-family - mezzanine	-	0.0%	-	0.0%	-	0.0%	-	0.0%	6	0.5%
Tax certificates	425	11.8%	380	14.2%	290	14.2%	2,735	9.1%	185	7.1%
Lease financing	1,311	8.7%	1,670	7.8%	1,757	7.8%	1,183	3.7%	763	3.1%
Other	20	0.2%	12	0.2%	25	0.2%	15	0.2%	14	0.2%
Unallocated	307	0.0%	2	0.0%	21	0.0%	10	0.0%	-	0.0%
Total	$16,380	100.0%	$21,129	100.0%	$30,331	100.0%	$28,908	100.0%	$19,282	100.0%

(1)	Beginning in 2008, the Company began segregating land development loans from the rest of the loan portfolio.

The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and the Chief Accounting Officer (“CAO”) on at least a quarterly basis.  The provision for loan and lease losses was $7.7 million in 2011 compared to $22.1 million in 2010.  Included in the 2010 provision was $11.4 million in charge-offs on loans transferred to LHFS.  The historical loss calculation of the allowance for loan and lease losses has been specifically impacted by the recent charge-off history of the Company. The deterioration of the real estate market these past few years had significantly impacted construction and real estate loans throughout the banking industry.  Construction and land, non-residential real estate, and commercial loans represent 43%, 40% and 9%, respectively of the $51.3 million in non-accrual loans held at December 31, 2011.  Total charge-offs recorded in 2011 related to construction and land development loans and non-residential real estate loans were $7.4 million, or 56%, of total charge-offs in 2011.

The provision for loan and lease losses was $22.1 million in 2010 compared to $20.6 million in 2009.  Included in the 2010 provision was $11.4 million in charge-offs on loans transferred to LHFS.  Construction and land, non-residential real estate, and commercial loans represent 50%, 28% and 9%, respectively of the $65.8 million in non-accrual loans held at December 31, 2010.  Total charge-offs recorded in 2010 related to construction and land development loans and non-residential real estate loans were $20.8 million, or 66%, of total charge-offs in 2010.

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

Management believes that the allowance for loan and lease losses at December 31, 2011 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Deposits:  The Company’s deposits are an important source of funding. Total deposits of $575.9 million at December 31, 2011 decreased $118.0 million, or 17.0%, from $693.9 million at December 31, 2010.  Brokered deposits declined $83.2 million, or 93%, from $89.0 million at December 31, 2010 to $5.8 million at December 31, 2011 as the Company redeemed all maturing brokered deposits as required under the previous Orders. Time deposit accounts of $273.3 million at December 31, 2011 decreased $41.0 million, or 13%, from $314.3 million at December 31, 2010 primarily as a result of the Company electing to partially run off the higher cost deposits.

FHLB Borrowings:  Borrowings consist of long-term borrowings (advances) and short-term borrowings (overnight borrowings, advances).  Total FHLB borrowings, which include $22.0 million in overnight borrowings, declined from $110.7 million at year end 2010 to $104.2 million at December 31, 2011 due to scheduled pay downs on one amortizing advance. Due to long term advances of $32.2 million being reclassified to short term borrowings at December 31, 2011, short term borrowings amounted to $54.2 million at December 31, 2011 versus $22.0 million at December 31, 2010 while long term advances for the periods ending December 31, 2011 and 2010 were $50.0 million and $88.7 million, respectively.

Other Borrowings:  During 2004, the Company completed a private placement of trust preferred securities in the aggregate amount of $25.0 million for a term of 30 years with a call feature of 5 years.  These securities were eligible to be called in October 2009 by the Company.  The maturity date of these securities is October 2034.  On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company.  As of December 31, 2011 the trust preferred interest payment in arrears was $1.8 million and has been recorded in interest expense and accrued interest payable.

At December 31, 2011, the Company has an amortizing loan outstanding with PNC Bank in the amount of $3.8 million.  The Company also has $40.0 million in repurchase agreements with PNC.  These repurchase agreements are callable quarterly and have a final maturity date of January 7, 2018.

Other Liabilities:  At December 31, 2011, other liabilities of $19.4 million increased $1.5 million from December 31, 2010.  This was principally due to an increase of $2.4 million related to unfunded pension plan obligations, which was partially offset by a $1.9 million decrease in other liabilities as a result of the deconsolidation of the variable interest entity.

Shareholders’ Equity:  Shareholders’ equity decreased $8.4 million, or 9.7%, in 2011 to $75.9 million primarily due net losses of $8.6 million and a $1.1 million decrease in accumulated other comprehensive income due to declines in valuations in the bond markets that negatively impacted the investment portfolio.   Noncontrolling interest increased $1.5 million from $3.4 million at December 31, 2010 to $4.9 million at December 31, 2011.

Asset Liability Management

The primary functions of asset-liability management are to ensure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities.  This process is overseen by the Asset-Liability Committee (“ALCO”) which monitors and controls, among other variables, the liquidity, balance sheet structure and interest rate risk of the consolidated company within policy parameters established and outlined in the ALCO Policy which are reviewed by the Board of Directors at least annually. Additionally, the ALCO committee meets periodically and reports on liquidity, interest rate sensitivity and projects financial performance in various interest rate scenarios.

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

The Company generally targets liquidity ratios equal to or greater than 12% and 10% of total deposits and total liabilities, respectively.  The liquidity ratios are specifically defined as the ratio of net cash, available FHLB and other lines of credit, and unpledged marketable securities relative to both total deposits and total liabilities. At December 31, 2011, liquidity as a percent of deposits was 34% and liquidity as a percent of total liabilities was 26%. At December 31, 2010, liquidity as a percent of deposits was 31% and liquidity as a percent of total liabilities was 24%.  Management believes that the Company’s liquidity position continues to be adequate and meets or exceeds the liquidity target set forth in the Asset/Liability Management Policy.  Management believes that due to its financial position, it will be able to raise deposits as needed to meet liquidity demands.  However, any financial institution could have unmet liquidity demands at any time.

Our funding decisions can be influenced by unplanned events, which include, but are not limited to, the inability to fund asset growth, difficulty renewing or replacing funds that mature, the ability to maintain or draw down lines of credit with other financial institutions, significant customer withdrawals of deposits, and market disruptions. Royal Bank is in an overcollateralization status with the FHLB, with a 105% pledged collateral requirement,  The available amount for future borrowings will be based on the amount of collateral to be pledged.  The Company has a liquidity contingency plan in the event liquidity falls below an acceptable level, however in today’s economic environment, events could arise that may render sources of liquid funds unavailable in the future when required.  The Company’s liquidity committee meets monthly to increase the oversight role of liquidity management during this challenging economic environment.

Contractual Obligations and Other Commitments:  The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2011.

	As of December 31, 2011
(In thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
FHLB advances	$104,218	$54,218	$50,000	$-	$-
Operating leases	2,376	693	901	403	379
PNC Bank	43,782	-	-	3,782	40,000
Benefit obligations	9,629	652	1,342	2,049	5,586
Standby letters of credit	2,594	2,594	-	-	-
Subordinated debt	25,774	-	-	-	25,774
Non-interest bearing deposits	54,534	54,534	-	-	-
Interest bearing deposits	242,265	105,998	136,267	-	-
Time deposits	279,117	136,573	112,389	14,229	15,926
Total	$764,289	$355,262	$300,899	$20,463	$87,665

Interest-Rate Sensitivity:   Interest rate sensitivity is a function of the re-pricing characteristics of the Company’s assets and liabilities.  These include the volume of assets and liabilities re-pricing, the timing of re-pricing, and the interest rate sensitivity gaps which are a continual challenge in a changing rate environment.  In managing its interest rate sensitivity positions, the Company seeks to develop and implement strategies to control exposure of net interest income to risks associated with interest rate movements.  The interest rate sensitivity report examines the positioning of the interest rate risk exposure in a changing interest rate environment.  Ideally, the rate sensitive assets and liabilities will be maintained in a matched position to minimize interest rate risk.

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

The following table summarizes re-pricing intervals for interest earning assets and interest bearing liabilities as of December 31, 2011, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  At December 31, 2011, the Company is in an asset sensitive position of $62.2 million, which indicates that within one year the re-pricing of assets is sooner than the re-pricing of liabilities.

	As of December 31, 2011
(In millions)	0 – 90 days	91 – 365 days	One to five years	Over five years	Non-rate sensitive	Total
Assets (1)
Interest-bearing deposits in banks	$10.1	$-	$-	$-	$14.4	$24.5
Federal funds sold	-	-	-	-	-	-
Investment securities	38.2	74.3	154.1	56.8	5.6	329.0
Loans: (2)
Fixed rate	18.3	55.0	165.4	19.5	(16.4)	241.8
Variable rate	135.1	33.6	-	-	-	168.7
Total loans	153.4	88.6	165.4	19.5	(16.4)	410.5
Other assets (3)	-	24.0	-	-	60.4	84.4
Total Assets	$201.7	$186.9	$319.5	$76.3	$64.0	$848.4
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$54.5	$54.5
Interest bearing deposits	26.5	79.5	136.3	-	-	242.3
Certificate of deposits	42.2	94.4	126.6	15.9	-	279.1
Total deposits	68.7	173.9	262.9	15.9	54.5	575.9
Borrowings (1)	83.2	0.6	50.0	40.0	-	173.8
Other liabilities	-	-	-	-	22.8	22.8
Capital	-	-	-	-	75.9	75.9
Total liabilities & capital	$151.9	$174.5	$312.9	$55.9	$153.2	$848.4
Net interest rate GAP	$49.8	$12.4	$6.6	$20.4	$(89.2)
Cumulative interest rate GAP	$49.8	$62.2	$68.8	$89.2
GAP to total assets	6%	1%
GAP to total equity	66%	16%
Cumulative GAP to total assets	6%	7%
Cumulative GAP to total equity	66%	82%

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

As a consequence of the 2008 Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy filing, the swap agreements and cash flow hedge that existed at the time of the bankruptcy filing were terminated.  The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral.  Because of the uncertainty surrounding the litigation and the Lehman bankruptcy, the Company classified the collateral as other-than-temporarily impaired for the entire amount as of December 31, 2008.  In the fourth quarter of 2010, the Company sold its claim and recorded a gain of $1.7 million.  The Company did not have any interest rate swaps agreements at December 31, 2011 and 2010.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2011 and the previous five quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

	As of December 31,
	2011	2010	2009
Royal Bank
Leverage ratio	9.09%	8.03%	8.09%
Risk based capital ratio:
Tier 1	13.77%	12.49%	12.09%
Total	15.04%	13.76%	13.37%

The tables below reflect the adjustments to the net loss as well as the capital ratios under U.S. GAAP:

For the year ended
(In thousands)	December 31, 2011
RAP net loss	$(15,626)
Tax lien adjustment, net of noncontrolling interest	7,738
U.S. GAAP net loss	$(7,888)

	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.04%	17.02%
Tier I capital (to risk-weighted assets)	13.77%	15.75%
Tier I capital (to average assets, leverage)	9.09%	10.48%

The tables below reflect the Company’s capital ratios and the Company’s performance ratios:

	For the years ended December 31,
	2011	2010	2009
Company
Leverage ratio	11.64%	9.68%	9.78%
Risk based capital ratio:
Tier 1	17.55%	15.93%	14.18%
Total	18.82%	17.21%	15.45%
Capital performance
Return on average assets	(0.94%)	(2.04%)	(2.57%)
Return on average equity	(10.55%)	(23.19%)	(30.94%)

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) for the most recent six quarters consistent with GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the year ended
(In thousands)	December 31, 2011
U.S. GAAP net loss	$(8,563)
Tax lien adjustment, net of noncontrolling interest	(7,738)
RAP net loss	$(16,301)

	As reported	As adjusted
	under US GAAP	for RAP
Total capital (to risk-weighted assets)	18.82%	16.90%
Tier I capital (to risk-weighted assets)	17.55%	15.63%
Tier I capital (to average assets, leverage)	11.64%	10.29%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by the banking regulators.  At December 31, 2011, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At December 31, 2011, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.  As described in “Regulatory Action” under “Item 1 – Business” in this Report, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% as part of an informal agreement.  Royal Bank met those requirements at December 31, 2011.  See “Note 15 – Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements in Item 8 of this Report.  Royal Bank met the criteria for a well capitalized institution which is a leverage ratio of 5%, a Tier 1 ratio of 8%, and a total capital ratio of 10%.

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

Management Options to Purchase Securities

The 2007 Long-Term Incentive Plan was approved by shareholders at the 2007 Annual Meeting.  All employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock.  As of December 31, 2011, 191,072 shares from this plan have been granted. The option price is equal to the fair market value at the date of the grant.  The options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.  At December 31, 2011, 116,440 of the options that have been granted are outstanding, of which 84,332 are exercisable.  The restricted stock is granted with an estimated fair value equal to the market value of the Company closing stock price on the date of the grant.  Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the Board of Directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.

In May 2001, the directors of the Company approved the amended Royal Bancshares of Pennsylvania Non-qualified Stock Option and Appreciation Right Plan (the “Plan”).  The shareholders in connection with the formation of the Holding Company re-approved the Plan.  The Plan is an incentive program under which Bank officers and other key employees may be awarded additional compensation in the form of options to purchase up to 1,800,000 shares of the Company’s Class A common stock (but not in excess of 19% of outstanding shares).  In May 2006, the shareholders approved an increase of the number of shares of Class A Common Stock available for issuance under the Plan by 150,000 to 1,800,000 and extended the plan for an additional year At the time a stock option is granted, a stock appreciation right for an identical number of shares may also be granted.  The option price is equal to the fair market value at the date of the grant.  At December 31, 2011, 335,919 of the options that have been granted are outstanding and exercisable.  The ability to grant new options under this plan has expired.

In May 2001, the directors of the Company approved an amended non-qualified Outside Directors’ Stock Option Plan.  The shareholders in connection with the formation of the Holding Company re-approved this Plan.  Under the terms of the plan, 250,000 shares of Class A stock are authorized for grants.  Each director is entitled to a grant of an option to purchase 1,500 shares of stock annually, which is exercisable one year from the grant date.  The options are granted at the fair market value at the date of the grant.  At December 31, 2011, 68,620 of the options that have been granted are outstanding and exercisable.  The ability to grant new options under this plan has expired.

Loans

The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the Mid-Atlantic region. The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at December 31, 2011.  A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.

The Company classifies its leases as finance leases, in accordance to FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The Company granted loans to the officers and directors of the Company and to their associates.  In accordance with Regulation O related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  The aggregate dollar amount of these loans was $8.8 million and $3.9 million at December 31, 2011 and 2010.  During 2011, three new related party loans totaling $5.8 million were approved and three were paid off.  Total payments received on related party loans in 2011 were $915,000.

The following table reflects the composition of the loan portfolio and the percent of gross loans outstanding represented by each category at the dates indicated.

	As of December 31,
(Dollars in thousands)	2011		2010		2009		2008		2007
Commercial and industrial	$54,136	13.0%	$74,027	14.9%	$104,063	15.1%	$86,278	12.3%	$77,856	12.1%
Construction	14,066	3.4%	29,044	5.8%	52,196	7.6%	167,204	23.8%	92,779	14.4%
Construction and land development - mezzanine	-	0.0%	-	0.0%	-	0.0%	2,421	0.3%	6,443	1.0%
Land development	40,054	9.7%	50,594	10.2%	66,878	9.7%	74,168	10.6%	78,874	12.2%
Real Estate - residential	26,637	6.4%	29,299	5.9%	48,498	7.1%	27,480	3.9%	42,286	6.5%
Real Estate - non-residential	182,579	44.0%	194,203	39.0%	277,234	40.3%	234,573	33.4%	261,350	40.5%
Real Estate - non-residential - mezzanine	-	0.0%	-	0.0%	-	0.0%	4,111	0.6%	8,749	1.4%
Real Estate - multi-family	11,622	2.8%	10,277	2.1%	22,017	3.2%	14,059	2.0%	6,887	1.1%
Real Estate - residential - mezzanine	-	0.0%	-	0.0%	2,480	0.4%	335	0.0%	3,504	0.5%
Tax certificates	48,809	11.8%	70,443	14.2%	73,106	10.6%	64,168	9.1%	46,090	7.1%
Lease financing	36,014	8.7%	38,725	7.8%	39,097	5.7%	26,123	3.7%	19,778	3.1%
Other	949	0.2%	793	0.2%	2,173	0.3%	1,243	0.2%	1,424	0.2%
Total gross loans and leases	$414,866	100%	$497,405	100%	$687,742	100%	$702,163	100%	$646,020	100%
Unearned income	(623)		(551)		(878)		(1,441)		(1,545)
	$414,243		$496,854		$686,864		$700,722		$644,475
Allowance for loan and lease losses	(16,380)		(21,129)		(30,331)		(28,908)		(19,282)
Total net loans and leases	$397,863		$475,725		$656,533		$671,814		$625,193

Credit Quality

The following table presents the principal amounts of non-accrual loans held for investment and other real estate:

	As of December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans (1)	$38,755	$43,162	$73,679	$85,830	$25,401
Other real estate owned	21,016	29,244	30,317	10,346	1,048
Total non-performing assets	$59,771	$72,406	$103,996	$96,176	$26,449
Non-performing assets to total assets	7.04%	7.38%	8.04%	8.18%	2.07%
Non-performing loans to total loans	9.36%	8.69%	10.73%	12.25%	3.94%
Allowance for loan loss to non-accrual loans	42.27%	48.95%	41.17%	33.68%	75.91%

Total Loans	414,243	496,854	686,864
Total Assets	848,449	980,626	1,292,726
Allowance for loan and lease losses	16,380	21,129	30,331

ALLL / Loans & Leases	3.95%	4.25%	4.42%

(1)	Generally, a loan is placed in non-accrual status when it has been delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

Non-accrual loan activity for each of the four quarters in 2011 is set forth below:

		1st Quarter Activity
(In thousands)	Balance at January 1, 2011	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at March 31, 2011
Non-accrual loans held for investment
Construction and land development	$19,758	$5,268	$(4,321)	$-	$-	$20,705
Non-residential real estate	10,060	-	(197)	-	-	9,863
Commercial & industrial	5,958	656	(1,079)	-	-	5,535
Residential real estate	2,399	350	(211)	-	-	2,538
Multi-family	2,453	-	(38)	-	-	2,415
Leasing	732	115	-	(176)	-	671
Tax certificates	1,802	1	(12)	(1)	-	1,790
Total non-accrual LHFI	$43,162	$6,390	$(5,858)	$(177)	$-	$43,517
Non-accrual loans held for sale
Construction and land development	$13,371	$400	$(51)	$-	$-	$13,720
Non-residential real estate	8,638	686	(4)	-	(2,581)	6,739
Residential real estate	634	438	-	-	-	1,072
Multi-family	-	51	-	-	-	51
Total non-accrual LHFS	$22,643	$1,575	$(55)	$-	$(2,581)	$21,582
Total non-accrual loans	$65,805	$7,965	$(5,913)	$(177)	$(2,581)	$65,099

		2nd Quarter Activity
(In thousands)	Balance at April 1, 2011	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Balance at June 30, 2011
Non-accrual loans held for investment
Construction and land development	$20,705	$-	$(305)	$(3,649)	$(375)	$16,376
Non-residential real estate	9,863	5,549	(4,051)	(1,685)	-	9,676
Commercial & industrial	5,535	8,694	(120)	(552)	-	13,557
Residential real estate	2,538	110	(467)	(507)	(279)	1,395
Multi-family	2,415	-	-	(329)	(310)	1,776
Leasing	671	269	-	(133)	-	807
Tax certificates	1,790	41	(81)	(41)	-	1,709
Total non-accrual LHFI	$43,517	$14,663	$(5,024)	$(6,896)	$(964)	$45,296
Non-accrual loans held for sale
Construction and land development	$13,720	$-	$(814)	$(303)	$-	$12,603
Non-residential real estate	6,739	-	(2,155)	-	-	4,584
Residential real estate	1,072	-	(826)	-	-	246
Multi-family	51	-	(51)	-	-	-
Total non-accrual LHFS	$21,582	$-	$(3,846)	$(303)	$-	$17,433
Total non-accrual loans	$65,099	$14,663	$(8,870)	$(7,199)	$(964)	$62,729

		3rd Quarter Activity
(In thousands)	Balance at July 1, 2011	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at September 30, 2011
Non-accrual loans held for investment
Construction and land development	$16,376	$-	$(2,811)	$(1,471)	$(348)	$11,746
Non-residential real estate	9,676	-	-	-	-	9,676
Commercial & industrial	13,557	220	(1,018)	(114)	-	12,645
Residential real estate	1,395	81	-	(43)	-	1,433
Multi-family	1,776	-	(59)	-	-	1,717
Leasing	807	-	(30)	(326)	-	451
Tax certificates	1,709	124	-	(446)	-	1,387
Total non-accrual LHFI	$45,296	$425	$(3,918)	$(2,400)	$(348)	$39,055
Non-accrual loans held for sale
Construction and land development	$12,603	$-	$(410)	$-	$-	$12,193
Non-residential real estate	4,584	3,032	(929)	-	-	6,687
Residential real estate	246	-	(6)	-	-	240
Total non-accrual LHFS	$17,433	$3,032	$(1,345)	$-	$-	$19,120
Total non-accrual loans	$62,729	$3,457	$(5,263)	$(2,400)	$(348)	$58,175

		4th Quarter Activity
(In thousands)	Balance at October 1, 2011	Additions	Payments and other decreases	Charge-offs/ Impairment*	Transfer to OREO	Net transfers between LHFI & LHFS	Balance at December 31, 2011
Non-accrual loans held for investment
Construction and land development	$11,746	$668	$(40)	$(635)	$-	$1,275	$13,014
Non-residential real estate	9,676	4,060	-	-	-	2,935	16,671
Commercial & industrial	12,645	2,578	(8,268)	(2,235)	-	-	4,720
Residential real estate	1,433	19	(95)	(85)	(333)	200	1,139
Multi-family	1,717	-	(14)	-	-	-	1,703
Leasing	451	266	-	(232)	-	-	485
Tax certificates	1,387	291	(105)	(550)	-	-	1,023
Total non-accrual LHFI	$39,055	$7,882	$(8,522)	$(3,737)	$(333)	$4,410	$38,755
Non-accrual loans held for sale
Construction and land development	$12,193	$-	$(1,981)	$(36)	$-	$(1,275)	$8,901
Non-residential real estate	6,687	-	(97)	(21)	-	(2,935)	3,634
Residential real estate	240	(6)	-	-	-	(200)	34
Total non-accrual LHFS	$19,120	$(6)	$(2,078)	$(57)	$-	$(4,410)	$12,569
Total non-accrual loans	$58,175	$7,876	$(10,600)	$(3,794)	$(333)	$-	$51,324

*Charge-offs on LHFI were recorded in the allowance while impairment on LHFS was recorded in other expenses.

Total non-accrual loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS.  Non-accrual loans were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS at December 31, 2010.  The $14.5 million decline in total non-accrual loans was the result of a $30.7 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual, $13.6 million in charge-offs and write downs related to impairment analysis and transfers to OREO, and $4.2 million transferred to other real estate owned which collectively were offset by $34.0 million in additions.

The following is a detail listing of the significant additions to non-accrual loans during 2011:

First Quarter 2011 new non-accrual loan:

A $5.3 million participation in a $249.0 million loan to build a 250 unit condo hotel plus 18 condo units in Florida became non-accrual in the first quarter of 2011. The construction has been completed and the property is generating income and is currently being managed primarily as a hotel rather than a condo hotel. However it is insufficient to pay down the debt since the individual units have been equipped with amenities and furnishings found in a condo hotel (similar to a luxury timeshare) but not normally included in hotel rooms. In addition the guarantors claim they do not have sufficient financial standing to support the existing debt level. A current appraisal indicated impairment in accordance with ASC Topic 310.  During 2011, the Company recorded total charge-offs through the allowance of $2.0 million.

Second Quarter 2011 new non-accrual loans:

•
An $8.1 million acquisition and development loan that is part of a loan participation to build a timeshare building in Las Vegas, Nevada became non-accrual during the second quarter of 2011.  The hotel has been completed with the exception of 21 Penthouse suites which are built to suit once sold. The timeshare units are currently being used as hotel rooms as the ability for the borrower to place the time share receivables in this market is not currently possible.  The borrower was also working through credit lines that are fully funded due to the lack of the securitization ability in this economy.  The most recent appraisal, which was discounted by Management to reflect current values, did not indicate impairment in accordance with ASC Topic 310.  During the fourth quarter the lead lender negotiated the sale of the loan.  The Company’s share of the sales proceeds paid the note down to a $0 balance.

•
A $5.5 million commercial real estate loan became non-accrual during the second quarter of 2011 as a result of the borrower’s inability to meet a scheduled principal reduction payment. The loan was to refinance an existing mortgage on and renovations to a 3-story limited service hotel facility with 76 guestrooms located in New Jersey. The most recent appraisal did not indicate an impairment amount in accordance with ASC Topic 310.

Third Quarter 2011 new non-accrual loan:

•
A $3.0 million commercial real estate loan held for sale for the purpose of constructing a golf course and club house in Delaware became non-accrual during the third quarter of 2011.  The loan was modified under a troubled debt restructuring and transferred to LHFI.  There is collateral in addition to the golf course for the loan. The most recent appraisals did not indicate an impairment amount in accordance with ASC Topic 310.

Fourth Quarter 2011 new non-accrual loans:

•
A $4.1 million commercial real estate loan became non-accrual during the fourth quarter of 2011 as a result of the borrower’s inability to meet a scheduled principal reduction payment.  The loan was for the purchase and renovation of two buildings in Philadelphia, Pennsylvania.  At least one guarantor does have the financial capacity to support the debt.  The most recent appraisals did not indicate an impairment amount in accordance with ASC Topic 310.

•
A $2.5 million commercial loan related to one borrower extending loans to third-party buyers of single family residences in need of rehab work became non-accrual during the fourth quarter of 2011.  The loan matured and the borrower was unable to retire the loan. The Company is in the process of taking over management of this portfolio and with the borrower’s assistance is working out the portfolio’s underlying assets.  The current independent valuations indicated impairment in accordance with ASC Topic 310.  As a result of the impairment analysis, the Company recorded a charge-off through the allowance of $647,000 during the fourth quarter of 2011.

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

The following is a summary of information pertaining to impaired loans and leases:

	As of December 31,
(In thousands)	2011	2010
Impaired LHFI with a valuation allowance	$1,068	$9,620
Impaired LHFI without a valuation allowance (1)	45,009	32,805
Impaired LHFS	12,569	22,643
Total impaired loans and leases	$58,646	$65,068
Valuation allowance related to impaired LHFI	$138	$1,907

(1)	The carrying value of the impaired LHFI without a valuation allowance reflects $17.5 million in charge-offs.

	For the years ended December 31,
(In thousands)	2011	2010	2009
Average investment in impaired loans and leases	$62,936	$78,225	$79,754
Interest income recognized on impaired loans and leases	$202	$335	$242
Interest income recognized on a cash basis on impaired loans and leases	$202	$335	$242

Total cash collected on impaired loans and leases during 2011, 2010, and 2009 was $29.9 million, $21.7 million, and $21.6 million, respectively, of which $29.7 million, $21.4 million, and $21.3 million was credited to the principal balance outstanding on such loans, respectively.

Troubled Debt Restructurings

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) a concession is made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  During the third quarter of 2011, the Company adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”) which amended guidance related to identifying and reporting TDRs.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  As required under ASU 2011-02, the Company reassessed all loan modifications that occurred after December 31, 2010 for identification as TDRs. At December 31, 2011, the Company had twelve TDRs, of which seven are on non-accrual status, with a total carrying value of $14.2 million.  At the time of the modifications eight of the loans were already classified as impaired loans.   The Company had one TDR at December 31, 2010 which was classified as a multi-family real estate non-accrual loan in the amount of $1.8 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at December 31, 2011.

	As of December 31, 2011
(In thousands)	Number of' loans	Accrual Status	Non- Accrual Status	Total TDRs
Construction and land development	5	$4,354	$1,587	$5,941
Non-residential real estate	3	640	2,995	3,635
Commercial & industrial	1	2,744	-	2,744
Residential real estate	2	-	180	180
Multi-family	1	-	1,703	1,703
Total	12	$7,738	$6,465	$14,203

The following table presents newly restructured loans that occurred during the year ended December 31, 2011.

	Modifications by type for the year ended December 31, 2011
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	5	$-	$2,374	$-	$3,567	$5,941	$8,219	$6,693
Non-residential real estate	3	-	2,935	60	640	3,635	3,803	3,803
Commercial & industrial	1	-	-	-	2,744	2,744	2,774	2,774
Residential real estate	2	139	-	41	-	180	194	194
Total	11	$139	$5,309	$101	$6,951	$12,500	$14,990	$13,464

At December 31, 2011, the Company had two non-residential real estate TDRs with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and twelve months ended December 31, 2011.  The carrying amount of the TDRs in default was $3.0 million at December 31, 2011.

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $4.2 million and $20.5 million at December 31, 2011 and December 31, 2010, respectively.

Other Real Estate Owned (“OREO”):

OREO declined $8.2 million from $29.2 million at December 31, 2010 to $21.0 million at December 31, 2011.  Set forth below is a table which details the changes in OREO from December 31, 2010 to December 31, 2011.

	For the year ended December 31, 2011
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Beginning balance	$29,244	$30,681	$25,448	$21,921
Net proceeds from sales	(1,594)	(4,320)	(3,364)	(972)
Net gain on sales	394	900	206	138
Assets acquired on non-accrual loans	3,030	1,469	1,124	818
Other	-	(535)	-	-
Impairment charge	(393)	(2,747)	(1,493)	(889)
Ending balance	$30,681	$25,448	$21,921	$21,016

During the fourth quarter of 2011, the Company sold collateral related to four loans.  The Company received net proceeds of $312,000 and recorded a loss of $61,000 as a result of these sales. Additionally the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $660,000 and recorded a net gain of $199,000 as a result of these sales. During the fourth quarter, the Company foreclosed on the collateral for one single-family residential loan and transferred $333,000 to OREO.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $485,000 to OREO.  During the fourth quarter of 2011, the Company recorded $860,000 in impairment charges on OREO properties that included one apartment building, five single-family homes, nine residential lots, and 13 residential rental properties.  The impairment charges were the result of impairment analyses using updated appraisals and current sales. The Company recorded impairment charges of $29,000 related to properties acquired through the tax lien portfolio.

During the third quarter of 2011, the Company sold collateral related to an apartment building in Pennsylvania foreclosed on in the second quarter of 2009.  The Company received net proceeds of $2.8 million and recorded a gain of $253,000 as a result of this sale.  In addition the Company sold collateral related to four loans.  The Company received net proceeds of $284,000 and recorded a loss of $47,000 as a result of these sales. In addition to the sales mentioned above the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $246,000 as a result of these sales. During the third quarter of 2011, the Company foreclosed on five residential properties related to two lending relationships.  The Company transferred $348,000 to OREO after recording a $74,000 charge-off to the allowance.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $776,000 to OREO.  During the third quarter of 2011, the Company recorded $1.4 million in impairment charges on five OREO properties as the result of impairment analyses using updated appraisals. The Company recorded impairment charges of $58,000 related to properties acquired through the tax lien portfolio.

During the second quarter of 2011, the Company sold collateral related to three loans.  The Company received net proceeds of $3.7 million and recorded a gain of $912,000 as a result of these sales. Also during the second quarter, the collateral for a loan in which the Company was a participant was sold. The Company was entitled to 14.4% of the net sales proceeds.  The Company received net proceeds of $424,000 related to the sale with the remaining proceeds of $535,000 held in escrow.  In addition to the sales mentioned above the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $195,000 and recorded losses of $12,000 as a result of these sales.  During the second quarter of 2011, the Company foreclosed on 19 properties which were predominantly residential rental properties related to two lending relationships.  The Company transferred $589,000 to OREO after recording an $835,000 charge-off to the allowance, for which $245,000 had previously been reserved, in the allowance in accordance with ASC Topic 310.  The collateral for a loan in which the Company participates was acquired by the lead bank.  The Company is entitled to 23.2% of the collateral value, which is farmland.  The Company transferred $375,000 to OREO after recording a $79,000 charge-off in the allowance in accordance with ASC Topic 310.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $505,000 to OREO.

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

During the first quarter of 2011, the Company sold portions of collateral related to two loans.  The Company received net proceeds of $620,000 and recorded a net loss of $43,000.  As a result of the sales of three single family homes related to one loan, the Company recorded an impairment charge of $100,000 on the remaining collateral. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio.  The Company received proceeds of $974,000 and recorded gains of $437,000 as a result of these sales.  During the first quarter of 2011, the Company entered into sales agreements on two properties and recorded impairment charges of $293,000 based on the expected net proceeds.  The Company acquired the collateral for one loan held for sale and transferred the fair value of $2.5 million to OREO in the first quarter of 2011.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $540,000 to OREO.

The Company is working to satisfactorily sell the remaining OREO properties using existing relationships and possible future auctions.  However the Company recognizes that due to the continued weak housing and commercial real estate markets the successful disposition of the properties will likely take considerable time.

Loans and Lease Financing Receivables

The following table summarizes the loan portfolio by loan category and amount that corresponds to the appropriate regulatory definitions.

	As of December 31,
(In thousands)	2010	2010	2009
Loans secured by real estate:
Construction	$14,066	$29,044	$52,196
Land development	40,054	50,594	66,878
Secured by 1-4 family residential properties:
Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit	1,165	1,252	1,272
All other loans secured by 1-4 family residential properties:
Secured by first liens	23,521	26,166	44,053
Secured by junior liens	1,951	1,881	3,173
Secured by junior liens - mezzaninie	-	-	2,480
Secured by multi family (5 or more) residential properties	11,622	10,277	22,017
Secured by non-farm nonresidential properties	182,579	194,203	277,234
Tax certificates	48,809	70,443	73,106
Commercial and industrial loans	54,136	74,027	104,063
Loans to individuals for household, family, and other personal expenditures	861	768	1,514
Lease financing receivables (net of unearned income)	36,014	38,725	39,097
All other loans	88	25	659
Less: Net deferred loan fees	(623)	(551)	(878)
Total loans and leases, net of unearned income	$414,243	$496,854	$686,864
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

Loans on the Company’s Special Assets Committee list are also subject to loan review even though they are receiving the daily attention of an assigned officer and monthly attention of the Special Assets Committee.  A watch list is maintained and reviewed at each meeting of the Loan Review Committee. Loans are added to the watch list, even though the loans may be current or less than 30 days delinquent if they exhibit elements of substandard creditworthiness. The watch list contains a statement for each loan as to why it merits special attention, and this list is distributed to the Board of Directors on a monthly basis. Loans may be removed from the watch list if the Loan Review Committee determines that exception items have been resolved or creditworthiness has improved. Additionally, if loans become serious collection matters and are listed on the Company’s monthly delinquent loan or Special Assets Committee lists, they may be removed from the watch list.  During the third quarter of 2009, as a result of the level of classified assets within the loan portfolio, the Company established the CCIC Committee (Classified, Charge-off and Impairment Committee) to formalize the process and documentation required to classify, remove from classification, impair or charge-off a loan. The Committee, which is comprised of the President, Vice Chairman, Chief Financial Officer, Chief Credit Officer, Chief Lending Officer and Chief Risk Officer, meets as required and provides regular updated reports to the Board of Directors.

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

Investment Securities

The following tables present the consolidated amortized cost and approximate fair value at December 31, 2011, 2010 and 2009, respectively, for each major category of the Company’s AFS investment securities portfolio.

As of December 31, 2011		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$16,763	$309	$(67)	$-	$17,005
U.S. government agencies	35,966	122	(4)	-	36,084
Common stocks	130	118	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,262	3,315	(543)	-	234,034
Non-agency	4,739	94	(1)	-	4,832
Corporate bonds	13,342	104	(471)	-	12,975
Municipal bonds	985	-	(20)	-	965
Trust preferred securities	13,665	2,280	-	-	15,945
Other securities	6,586	347	(15)	-	6,918
Total available-for-sale investment securities	$323,438	$6,689	$(1,121)	$-	$329,006

As of December 31, 2010		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross Unrealized Losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$8,492	$348	$-	$-	$8,840
U.S. government agencies	30,492	-	(755)	-	29,737
Common stocks	381	152	(50)	-	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,717	3,640	(704)	-	234,653
Non-agency	7,026	114	(3)	-	7,137
Corporate bonds	9,483	-	(197)	-	9,286
Trust preferred securities	16,566	2,135	-	(87)	18,614
Other securities	6,436	431	-	-	6,867
Total available-for-sale investment securities	$310,593	$6,820	$(1,709)	$(87)	$315,617

As of December 31, 2009		Included in Accumulated Other Comprehensive Loss (AOCL)
			Gross Unrealized Losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCL	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$21,393	$234	$(26)	$-	$21,601
U.S. government agencies	1,150	3	(2)	-	1,151
Preferred stocks	2,500	-	(270)	-	2,230
Common stocks	381	71	(8)	-	444
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	316,911	2,871	(1,281)	-	318,501
Non-agency	23,010	145	(875)	(1,082)	21,198
Collateralized debt obligations	24,825	-	-	-	24,825
Corporate bonds	7,911	9	(423)	(630)	6,867
Trust preferred securities	32,926	2,064	(177)	(678)	34,135
Other securities	6,354	8	(133)	-	6,229
Total available-for-sale investment securities	$437,361	$5,405	$(3,195)	$(2,390)	$437,181

The contractual maturity distribution and weighted average rate of the Company’s AFS debt securities at December 31, 2011 are presented in the following table.  Mortgage-backed securities and collateralized mortgage obligations are presented within the category that represents the total weighted average expected maturity.

	As of December 31, 2011
			After one year, but		After five years, but
	Within one year		within five years		within ten years		After ten years		Total
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Mortgage-backed securities-residential	$-	-	$16,990	3.94%	$15	2.32%	$-	-	$17,005	3.94%
U.S. government agencies	5,003	2.25%	4,049	1.25%	4,008	2.00%	23,024	2.09%	36,084	2.01%
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	10,314	5.39%	223,720	4.22%	-	-	-	-	234,034	4.27%
Non-agency	-	-	3,658	5.45%	1,174	0.71%	-	-	4,832	4.29%
Corporate bonds	-	-	7,495	2.42%	2,613	2.77%	2,867	4.33%	12,975	2.95%
Municipal bonds	-	-	-	-	965	7.00%	-	-	965	7.00%
Trust preferred securities	-	-	-	-	-	-	15,945	10.35%	15,945	10.35%
Total AFS debt securities	$15,317	4.36%	$255,912	4.12%	$8,775	2.63%	$41,836	5.11%	$321,840	4.21%

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

At December 31, 2011 investment securities were $329.0 million with a net unrealized gain of $5.6 million compared to $315.6 million with a net unrealized gain of $5.0 million at December 31, 2010.  The improvement in gross unrealized losses of $675,000 is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio offset by $1.8 million in impairment charges, which includes $1.7 million on one trust preferred security. Refer to “Note 3- Investment Securities” to the Consolidated Financial Statements in Item 8 for more information.

Deposits

The average balance of the Company’s deposits by major classifications for each of the last three years is presented in the following table.

	As of December 31,
	2011		2010		2009
(In thousands, except percentages)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits
Non interest bearing	$57,241	-	$62,474	-	$62,546	-
Interest bearing (NOW)	42,488	0.56%	42,990	0.92%	46,046	1.04%
Money market deposits	178,670	0.96%	166,386	1.05%	153,146	1.83%
Savings deposits	15,727	0.55%	15,959	0.56%	14,802	0.56%
Certificate of deposit	327,583	2.11%	503,217	2.92%	581,202	3.78%
Total deposits	$621,709		$791,026		$857,742

The remaining maturity of Certificates of Deposit of $100,000 or greater:

	As of December 31,
(In thousands)	2011	2010
Three months or less	$13,298	$9,483
Over three months through twelve months	29,477	52,969
Over twelve months through five years	46,332	38,265
Over five years	6,227	5,071
Total	$95,334	$105,788

Short and Long Term Borrowings

	As of December 31,
(In thousands)	2011	2010	2009	2008	2007
Short term borrowings	$54,218	$22,000	$114,500	$37,000	$102,000
Long term borrowings
Other borrowings	43,782	44,230	44,674	45,112	5,411
Obligations through RE owned via equity invest(1)	-	-	3,652	12,350	18,566
Subordinated debt	25,774	25,774	25,774	25,774	25,774
FHLB advances	50,000	88,719	95,001	193,569	187,500
Total borrowings	$173,774	$180,723	$283,601	$313,805	$339,251

(1)	This obligation is consolidated from requirements under ASC Topic 810 of which $0 was guaranteed by the Company.

At December 31, 2011 advances totaling $32.2 million were reclassified from FHLB advances to short term borrowings due to their final maturity date in 2012.

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

(In thousands, except percentages)	As of December 31, 2011
Changes in Rates	Market Value of Portfolio Equity	Percent of Change	Policy Limits
+ 400 basis points	$53,198	(34.5%)	+/- 45%
+ 300 basis points	65,016	(20.0%)	+/- 35%
+ 200 basis points	77,412	(4.7%)	+/- 25%
+ 100 basis points	83,602	2.9%	+/- 15%
Flat rate	81,225	0.0%	N/A
- 100 basis points	76,018	(6.4%)	+/- 15%
- 200 basis points	69,593	(14.3%)	+/- 25%

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

We have audited the accompanying consolidated balance sheets of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of Royal Bancshares of Pennsylvania, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Bancshares of Pennsylvania, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Philadelphia, Pennsylvania
March 30, 2012

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
ASSETS	2011	2010
	(In thousands, except share data)
Cash and due from banks	$10,128	$26,811
Interest bearing deposits	14,378	24,922
Total cash and cash equivalents	24,506	51,733
Investment securities available-for-sale ("AFS”), at fair value	329,006	315,617
Other investment, at cost	1,538	1,538
Federal Home Loan Bank ("FHLB") stock, at cost	8,474	10,405
Loans and leases held for sale, at lower of cost or fair market value	12,569	29,621
Loans and leases	414,243	496,854
Less allowance for loan and lease losses	16,380	21,129
Net loans and leases	397,863	475,725
Bank owned life insurance	14,032	8,642
Real estate owned via equity investment	-	6,794
Accrued interest receivable	15,463	16,864
Other real estate owned ("OREO"), net	21,016	29,244
Premises and equipment, net	5,394	5,735
Other assets	18,587	28,708
Total assets	$848,448	$980,626
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$54,534	$52,872
Interest bearing	521,382	641,041
Total deposits	575,916	693,913
Accrued interest payable	3,450	3,983
Short-term borrowings	54,218	22,000
Long-term borrowings	93,782	132,949
Subordinated debentures	25,774	25,774
Other liabilities	19,363	17,914
Total liabilities	772,503	896,533
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized, 30,407 shares issued and outstanding at December 31, 2011 and 2010	28,878	28,395
Class A common stock, par value $2.00 per share, authorized 18,000,000 shares; issued, 11,361,580 and 11,355,466 at December 31, 2011 and December 31, 2010, respectively	22,723	22,711
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued, 2,081,371 and 2,086,689 at December 31, 2011 and December 31, 2010, respectively	208	209
Additional paid in capital	126,245	126,152
Accumulated deficit	(100,803)	(91,746)
Accumulated other comprehensive income	800	1,942
Treasury stock - at cost, shares of Class A, 498,488 at December 31, 2011 and 2010	(6,971)	(6,971)
Total Royal Bancshares of Pennsylvania, Inc. shareholders’ equity	71,080	80,692
Noncontrolling interest	4,865	3,401
Total shareholders’ equity	75,945	84,093
Total liabilities and shareholders’ equity	$848,448	$980,626

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Interest income
Loans and leases, including fees	$29,651	$42,643	$45,757
Investment securities available for sale:
Taxable interest	9,645	14,464	20,102
Tax exempt interest	-	-	19
Deposits in banks	78	154	164
Federal funds sold	3	1	1
Total Interest Income	39,377	57,262	66,043
Interest expense
Deposits	8,950	16,922	25,342
Short-term borrowings	149	3,835	169
Long-term borrowings	4,987	5,215	11,685
Obligations related to real estate owned via equity investments	-	22	243
Total Interest Expense	14,086	25,994	37,439
Net Interest Income	25,291	31,268	28,604
Provision for loan and lease losses	7,728	22,140	20,605
Net Interest Income after Provision for Loan and Lease Losses	17,563	9,128	7,999
Other income (loss)
Net gains on the sale of AFS investment securities	1,782	1,290	1,892
Income from real estate joint ventures	1,750	-	-
Net gains on sales of other real estate owned	1,638	1,019	294
Service charges and fees	1,128	1,266	1,419
Income from bank owned life insurance	391	379	1,099
Gains on sales of loans and leases	337	666	914
Income related to real estate owned via equity investments	478	564	1,302
Gain on sale of security claim	-	1,656	-
Gains on sale of premises and equipment related to real estate owned via equity investments	-	667	1,817
Other income	1,110	737	578
Total other-than-temporary impairment losses on investment securities	(1,796)	(566)	(13,431)
Less portion of loss recognized in other comprehensive loss	-	(87)	(2,390)
Net impairment losses recognized in earnings	(1,796)	(479)	(11,041)
Total Other Income (Loss)	6,818	7,765	(1,726)
Other expenses
Employee salaries and benefits	10,920	11,591	12,235
OREO impairment charge	5,522	7,374	4,537
Professional and legal fees	4,137	4,237	4,367
OREO and loan collection expenses	2,625	2,536	3,218
Occupancy and equipment	2,328	3,216	3,381
FDIC and state assessments	1,990	3,047	3,801
Pennsylvania shares tax	1,123	1,320	1,299
Impairment of loans held for sale	340	-	-
Directors fees	339	355	676
Stock option expense	93	35	226
Impairment related to real estate owned via equity investments	-	2,600	-
Impairment of real estate joint ventures	-	1,552	-
Expenses related to real estate owned via equity investments	-	529	907
Other operating expenses	2,652	2,351	3,009
Total Other Expenses	32,069	40,743	37,656
Loss Before Income Taxes	(7,688)	(23,850)	(31,383)
Income tax expense	-	-	474
Net Loss	$(7,688)	$(23,850)	$(31,857)
Less net income attributable to noncontrolling interest	875	243	1,402
Net Loss Attributable to Royal Bancshares of Pennsylvania, Inc.	$(8,563)	$(24,093)	$(33,259)
Less Preferred stock Series A accumulated dividend and accretion	$2,003	$1,970	$1,672
Net Loss to Common Shareholders	$(10,566)	$(26,063)	$(34,931)
Per common share data
Net loss per share – basic and diluted	$(0.80)	$(1.97)	$(2.64)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss
For the year ended December 31, 2011

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands, except preferred share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2011	$28,395	11,355	$22,711	2,087	$209	$126,152	$(91,746)	$1,942	$(6,971)	$3,401	$84,093
Comprehensive loss
Net (loss) income							(8,563)			875	(7,688)
Transfer of noncontrolling interest related to Variable Interest Entity										589	589
Other comprehensive loss, net of reclassifications and taxes								(1,142)			(1,142)
Total comprehensive loss											$(8,241)
Common stock conversion from Class B to Class A		7	12	(6)	(1)		(11)				-
Accretion of discount on preferred stock	483						(483)				-
Stock option expense						93					93
Balance December 31, 2011	$28,878	11,362	$22,723	2,081	$208	$126,245	$(100,803)	$800	$(6,971)	$4,865	$75,945

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss
For the year ended December 31, 2010

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands, except preferred share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2010	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314
Comprehensive loss
Net (loss) income							(24,093)			243	(23,850)
Other comprehensive income, net of reclassifications and taxes								3,594			3,594
Total comprehensive loss											$(20,256)
Common stock conversion from Class B to Class A		3	6	(2)	-		(6)				-
Accretion of discount on preferred stock	450						(450)				-
Stock option expense						35					35
Balance December 31, 2010	$28,395	11,355	$22,711	2,087	$209	$126,152	$(91,746)	$1,942	$(6,971)	$3,401	$84,093

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss
For the year ended December 31, 2009

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands, except preferred share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Interest	Equity
Balance January 1, 2009	$-	11,345	$22,690	2,096	$210	$123,425	$(33,561)	$(26,106)	$(6,971)	$1,898	$81,585
Comprehensive loss
Net (loss) income							(33,259)			1,402	(31,857)
Transfer of noncontrolling interest related to RBA Capital										(142)	(142)
Other comprehensive income, net of reclassifications and taxes								24,454			24,454
Total comprehensive loss											$(7,545)
Common stock conversion from Class B to Class A		7	15	(7)	(1)		(14)				-
Dividends paid on preferred stock						(359)					(359)
Issuance of Series A perpetual preferred stock (30,407 shares) and warrants to purchase common stock (1,140,307 shares)	27,582					2,825					30,407
Accretion of discount on preferred stock	363						(363)				-
Stock option expense						226					226
Balance December 31, 2009	$27,945	11,352	$22,705	2,089	$209	$126,117	$(67,197)	$(1,652)	$(6,971)	$3,158	$104,314

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities
Net loss	$(8,563)	$(24,093)	$(33,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	486	686	907
Stock compensation expense	93	35	226
Impairment charge for other real estate owned	5,522	7,374	4,537
Impairment charge on loans held for sale	340	-	-
Impairment charge on real estate owned via equity investment	-	2,600	-
Impairment of available-for-sale ("AFS") investment securities	1,796	479	11,041
Impairment of real estate joint venture	-	1,552	-
Provision for loan and lease losses	7,728	22,140	20,605
Proceeds from sales of loans and leases	3,234	4,145	10,844
Net amortization of investment securities	3,046	2,862	1,735
Net accretion on loans	(281)	(418)	(1,217)
Benefit for deferred income taxes	-	-	(174)
Net gains on sales of other real estate owned	(1,638)	(1,019)	(294)
Gains on sales of loans and leases	(337)	(666)	(914)
Gains on sales of security claim	-	(1,656)	-
Net gains on sales of investment securities	(1,782)	(1,290)	(1,892)
Gains from sale of premises of real estate owned via equity investment	-	(667)	(1,817)
Income from equity investments	(200)	(210)	(200)
Income from real estate joint venture	(1,750)	-	-
Income from bank owned life insurance	(391)	(379)	(1,099)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,401	(1,922)	(1,362)
Decrease (increase) in other assets	10,172	29,646	(5,225)
(Decrease) increase in accrued interest payable	(533)	(2,167)	48
Increase in other liabilities	1,449	1,669	5,292
Net cash provided by operating activities	19,792	38,701	7,782
Cash flows from investing activities
Proceeds from calls/maturities of AFS investment securities	80,067	118,056	148,268
Proceeds from sales of AFS investment securities	113,029	181,334	184,226
Purchase of AFS investment securities	(209,002)	(174,167)	(398,312)
Redemption of Federal Home Loan Bank stock	1,931	547	-
Net decrease (increase) in loans	84,959	109,221	(49,260)
Capital improvements to foreclosed assets	-	(1,242)	(2,431)
Proceeds from sale of foreclosed assets	11,888	13,319	7,877
Net cash received in connection with the sale of Royal Asian Bank	-	224	-
Purchase of premises and equipment	(145)	(115)	(287)
Purchase of life insurance	(5,000)	-	-
Proceeds from surrender of life insurance	-	-	22,628
Net proceeds from sale of premises of real estate owned via equity investments	6,794	6,682	11,354
Distribution from investments in real estate	200	210	200
Net decrease in real estate owned via equity investments	(6,794)	(8,615)	(9,537)
Net cash provided by (used in) investing activities	77,927	245,454	(85,274)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the years ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Increase (decrease) in demand and NOW accounts	3,950	(14,660)	9,099
Increase in money market and savings accounts	2,309	12,555	23,620
(Decrease) increase in certificates of deposit	(124,256)	(185,737)	88,968
Repayments in short-term borrowings	-	(92,500)	-
Repayments of long-term borrowings	(6,949)	(6,726)	(21,506)
Repayment of mortgage debt of real estate owned via equity investments	-	(3,652)	(8,698)
Proceeds from the issuance of preferred stock	-	-	30,407
Cash dividends paid	-	-	(359)
Net cash (used in) provided by financing activities	(124,946)	(290,720)	121,531
Net (decrease) increase in cash and cash equivalents	(27,227)	(6,565)	44,039
Cash and cash equivalents at beginning of period	51,733	58,298	14,259
Cash and cash equivalents at end of period	$24,506	$51,733	$58,298
Supplemental Disclosure
Interest	$14,619	$28,161	$37,391
Income taxes	$-	$-	$-
Transfers to other real estate owned	$6,441	$18,797	$29,660

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Financial Statement Presentation

Nature of Operations

Royal Bancshares of Pennsylvania, Inc. (the “Company”), through its wholly-owned subsidiary Royal Bank America (“Royal Bank”) offers a full range of banking services to individual and corporate customers primarily located in the Mid-Atlantic states.  Royal Bank competes with other banking and financial institutions in certain markets, including financial institutions with resources substantially greater than its own.  Commercial banks, savings banks, savings and loan associations, credit unions and brokerage firms actively compete for savings and time deposits and for various types of loans.  Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Royal Bank with respect to one or more of the services it renders.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Royal Investments of Delaware, Inc., Royal Captive Insurance Company, Royal Preferred, LLC, and Royal Bank, including Royal Bank’s subsidiaries, Royal Real Estate of Pennsylvania, Inc., Royal Investment America, LLC, RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC. In addition the following are owned 60% by Royal Bank: Royal Bank America Leasing, LP, Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services (“RTL”), LLC. During the fourth quarter of 2010, the Company’s wholly-owned subsidiary, Royal Captive Insurance, was dissolved. On December 30, 2010, the Company completed the sale of all of the outstanding common stock of Royal Asian Bank (“Royal Asian”), a wholly-owned subsidiary, to an investor group.  Royal Asian’s net loss of $ 953,000 through December 29, 2010 is consolidated into the Company’s consolidated financial statements.  Both of the Company’s Trusts are not consolidated as further discussed below in “Variable Interest Entities”.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates

In preparing the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenditures for the period.  Therefore, actual results could differ significantly from those estimates.

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

Significant Concentration of Credit Risk

Most of the Company’s activities are with customers located within the Mid-Atlantic region of the country.  “Note 3 – Investment Securities” to the Consolidated Financial Statements discusses the types of securities in which the Company invests.  “Note 4 – Loans and Leases” to the Consolidated Financial Statements discusses the types of lending in which the Company engages.  The Company does not have any portion of its business dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its business.  The Company has 87% of its investment portfolio in securities issued by government sponsored entities.  The Company’s tax lien portfolio has a geographic concentration in the State of New Jersey.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

No substantial portion of loans is concentrated within a single industry or group of related industries, except a significant majority of loans are secured by real estate.  There are numerous risks associated with commercial and consumer lending that could impact the borrower’s ability to repay on a timely basis.  They include, but are not limited to: the owner’s business expertise, changes in local, national, and in some cases international economies, competition, governmental regulation, and the general financial stability of the borrowing entity. The Company has seen a deterioration in economic conditions as it pertains to real estate loans.  Construction and land loans, non-residential real estate, and commercial loans represent 43% 40%, and 9%, respectively, of the total $51.3 million in non-accrual loans at December 31, 2011.

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

Variable Interest Entities (“VIE”)

Real estate owned via equity investments:  The Company, together with third party real estate development companies, forms variable interest entities (“VIEs”) to construct various real estate development projects.  These VIEs account for acquisition, development and construction costs of the real estate development projects in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 970, “Real Estate-General”, and account for capitalized interest on those projects in accordance with FASB ASC Topic 835, “Interest”.  Due to the present economic conditions, management has made a decision to curtail new equity investments.

In accordance with FASB ASC Topic 976, “Real Estate-Retail Land” the full accrual method is used to recognize profit on real estate sales.  Profits on the sales of this real estate are recorded when cash in excess of the amount of the original investment is received, and calculation of same is made in accordance with the terms of the partnership agreement, the Company is no longer obligated to perform significant activities after the sale to earn profits, there is no continuing involvement with the property and; finally, the usual risks and rewards of ownership in the transaction had passed to the acquirer.

During the fourth quarter of 2011, the Company deconsolidated the remaining VIE as a result of the substantial completion of the project and the sales of the remaining units that were associated with the VIE. The activity associated with this VIE for 2011 is reflected as other income in the amount of $278,000 on the Consolidated Statement of Operations.  As of December 31, 2011, the Company no longer has any VIE’s that are consolidated into the Company’s financial statements.  At December 31, 2010, the Company had one VIE consolidated into the Company’s financial statements which met the requirements for consolidation under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”) based on Royal Investments America being the primary financial beneficiary.

Consolidation of this VIE was determined based on the amount invested by Royal Investments America compared to the Company’s partners. In September 2005, the Company, together with a real estate development company, formed a limited partnership.  Royal Investments America is a limited partner in the partnership (the “Partnership”).  The Partnership was formed to convert an apartment complex into condominiums.  The development company is the general partner of the Partnership. The Company invested 66% of the initial capital contribution, or $2.5 million, with the development company investing the remaining equity of $1.3 million.  The Company was entitled to earn a preferred return on the $2.5 million capital contribution.  In addition, the Company made two mezzanine loans totaling $9.2 million at market terms and interest rates.

In accordance with FASB ASC Topic 360, “Property, Plant and Equipment” the Partnership assesses the recoverability of fixed assets based on estimated future operating cash flows.  The Company had recognized $12.6 million in impairment charges related to this asset through December 31, 2010.  The measurement and recognition of the impairment was based on estimated future discounted operating cash flows.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

At December 31, 2011, the VIE was deconsolidated as a result of the substantial completion of the project and the sales of the remaining units.  At December 31, 2010, the Partnership had total assets of $9.0 million of which $6.8 million is real estate as reflected on the consolidated balance sheet and total borrowings of $9.6 million, which related to the Company’s loans.  The Company has made an investment of $14.1 million in this Partnership ($2.5 million capital contribution and $11.6 million of loans).  The impairments mentioned above along with the repayment of advances that started in June 2010 have contributed to an overall reduction in the Company’s investment. At December 31, 2011, the carrying amount of the investment in and receivables due from the Partnership totaled $325,000.

Trust Preferred Securities:  Royal Bancshares Capital Trust I/II (“Trusts”) issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company.  The Trusts hold, as their sole asset, subordinated debentures issued by the Company in 2004.  The Company does not consolidate the Trusts as ASC Topic 810 precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts expected returns.  The non-consolidation results in the investment in common stock of the Trusts to be included in other assets with a corresponding increase in outstanding debt of $774,000.  In addition, the income accrued on the Company’s common stock investments is included in other income.  The Federal Reserve Bank has issued final guidance on the regulatory treatment for the trust-preferred securities issued by the Trusts as a result of the adoption of ASC Topic 810. The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as a part of the collection of entities known as “restricted core capital elements.” The final adoption of the rule was effective on March 31, 2011 and did not have a material impact on the Company’s capital ratios.  Refer to “Note 10 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statements for more information.

U.S. GAAP RAP Difference

In connection with a prior bank regulatory examination, the Federal Deposit Insurance Company (“FDIC”) concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2011 and the previous five quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as disclosed in “Note 2 - Regulatory Matters and Significant Risks And Uncertainties” and “Note 15 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Reclassifications

Certain items in the 2010 and 2009 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net loss for the periods presented herein as a result of reclassification.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes (when applicable), reported in the accumulated other comprehensive income component of shareholders’ equity.  The Company did not hold trading securities nor had securities classified as held to maturity at December 31, 2011 and 2010.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  The non-agency collateralized mortgage obligations that are rated below AA are evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” or under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

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

Other Investment

This investment includes the Solomon Hess SBA Loan Fund, which the Company invested in to partially satisfy its community reinvestment requirement.  Shares in this fund are not publicly traded and therefore have no readily determinable fair market value.  An investor can have their investment in the Fund redeemed for the balance of their capital account at any quarter end with 60 days notice to the Fund.  The investment in this Fund is recorded at cost.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of December 31, 2011 and 2010, FHLB stock totaled $8.5 million and $10.4 million, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. In the fourth quarter of 2010 the FHLB began partially repurchasing excess capital stock.  During 2011 and 2010 the FHLB repurchased $1.9 million and $500,000; respectively, in FHLB capital stock from the Company.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  On February 22, 2012, the FHLB filed an 8-K to report their results for the year ended December 31, 2011.  For the year ended December 31, 2011, the FHLB had net income of $38.0 million compared to net income of $8.3 million for the year ended December 31, 2010.  The improvement in their results was related to lower credit-related losses on their mortgage-backed securities portfolio which was partially offset by lower net interest income.  At December 31, 2011, GAAP capital was $3.7 billion as compared to a $4.2 billion at December 31, 2010. The FHLB was in compliance with its risk-based, total and leverage capital requirements at December 31, 2011.  The FHLB declared a small dividend to be paid during the first quarter of 2012.  The dividend will be calculated on the stockholders’ average balances for the fourth quarter of 2011.  The FHLB also announced another partial repurchase of excess stock and completed the transaction in the first quarter of 2012.  The FHLB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLB also has the ability to secure funding available to GSEs (government-sponsored entities) through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of December 31, 2011.

Loans Held for Sale

At December 31, 2011, the Company’s loans held for sale (“LHFS”) were comprised of $12.6 million in non-accrual construction and land development loans and commercial and residential real estate loans.  These loans were transferred from loans held for investment (“LHFI”) to LHFS at the lower of cost or fair market value using expected net sales proceeds.  At the time of transfer to LHFS, credit losses of $110,000 and $11.4 million were charged against the allowance for loan and lease losses during 2011 and 2010, respectively. Generally any subsequent credit losses on LHFS are recorded as a component of non-interest expense. Additional impairment on LHFS of $340,000 was recorded in 2011.  During the fourth quarter of 2011, the Company transferred $4.8 million in non-accrual LHFS back to LHFI.  At December 31, 2010 LHFS were $29.6 million and included $22.6 million in non-accrual loans and $7.0 million in classified construction and land development loans and commercial and residential real estate loans.

Loans and Leases

Loans and leases are classified as LHFI when management has the intent and ability to hold the loan or lease for the foreseeable future or until maturity or payoff.  LHFI are stated at their outstanding unpaid principal balances, net of an allowance for loan and leases losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.  The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at December 31, 2011.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

For all classes of loans receivable, the accrual of interest is discontinued on a loan when management believes that the borrower’s financial condition is such that collection of principal and interest is doubtful or when a loan becomes 90 days past due. When a loan is placed on non-accrual all unpaid interest is reversed from interest income. Interest payments received on impaired nonaccrual loans are normally applied against principal. Excess proceeds received over the principal amounts due on impaired loans are recognized as income on a cash basis.  Generally, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) a concession is made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  During the third quarter of 2011, the Company adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”) which amended guidance related to identifying and reporting TDRs.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  As required under ASU 2011-02, the Company reassessed all loan modifications that occurred after December 31, 2010 for identification as TDRs. At December 31, 2011, the Company had twelve TDRs, of which seven are on non-accrual status, with a total carrying value of $14.2 million.  At the time of the modifications, eight of the loans were already classified as impaired loans.   The Company had one TDR at December 31, 2010 which was classified as a multi-family real estate non-accrual loan in the amount of $1.8 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

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

Allowance for Loan and Lease Losses

The Company’s loan and lease portfolio (the “credit portfolio”) is subject to varying degrees of credit risk. The Company maintains an allowance for loan and lease losses (the “allowance”) to absorb losses in the loan and lease portfolio. The allowance is based on the review and evaluation of the loan and lease portfolio, along with ongoing, quarterly assessments of the probable losses inherent in that portfolio. The allowance represents an estimation made pursuant to FASB ASC Topic 450, “Contingencies” (“ASC Topic 450”) or FASB ASC Topic 310, “Receivables” (“ASC Topic 310”).  The adequacy of the allowance is determined through evaluation of the credit portfolio, and involves consideration of a number of factors, as outlined below, to establish a prudent level.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The loan portfolio is stratified into loan segments that have similar risk characteristics. The general allowance is based upon historical loss rates using a three-year rolling average of the historical loss experienced within each loan segment.  The qualitative factors used to adjust the historical loss experience address various risk characteristics of the Company’s loan and lease portfolio include evaluating: (1) trends in delinquencies and other non-performing loans, (2) changes in the risk profile related to large loans in the portfolio, (3) changes in the growth trends of categories of loans comprising the loan and lease portfolio, (4) concentrations of loans and leases to specific industry segments, (5) changes in economic conditions on both a local and national level, (6) quality of loan review and board oversight, (7) changes in lending policies and procedures, and (8) changes in lending staff. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a report accompanying the allowance for loan loss calculation.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance is adequate at December 31, 2011. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

As a consequence of the 2008 Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy filing, the swap agreements and cash flow hedge that existed at the time of the bankruptcy filing were terminated.  The Company had an agency mortgage-backed security (approximately $5.0 million) that was pledged as collateral at Lehman for our swap agreements. In October 2008, the Company sued Lehman Brothers Special Financing, Inc. (“LBSF”) to recover possession of its collateral.  Because of the uncertainty surrounding the litigation and the Lehman bankruptcy, the Company classified the collateral as other-than-temporarily impaired for the entire amount as of December 31, 2008.  In the fourth quarter of 2010, the Company sold its claim and recorded a gain of $1.7 million.  The Company did not have any interest rate swaps agreements at December 31, 2011 and 2010.

Investments in Real Estate Joint Ventures

During 2011, the Company recorded income from real estate joint ventures of $1.8 million.  This income related to a payment received from a guarantor on an investment which had been fully written down in 2007.  During 2010, the Company had one investment in a real estate joint venture and accounted for it in accordance with ASC Topic 310 and FASB ASC Topic 976, “Real Estate-Retail Land” (“ASC Topic 976”) because the Company was not a party to an operating agreement and had no legal ownership of the entity that owns the real estate. The real estate joint venture was an investment in an Ohio marina project in which the Company had a subordinate debt position.   During the second quarter of 2010, the Company fully impaired the investment and recorded a $2.5 million charge to earnings.  The impairment was the result of a lower collateral value due to the significant reduction in the cash flows being generated from the property. During the third quarter of 2010, the first mortgage lender foreclosed on the property.  Partially offsetting the $2.5 million impairment charge was a $968,000 recovery on another investment in a real estate in joint venture which had been written down in 2007.  The Company no longer holds any investments in real estate joint ventures.

Bank-Owned Life Insurance

Royal Bank has purchased life insurance policies on certain executives.  These policies are reflected on the consolidated balance sheets at their cash surrender value, or the amount that can be realized.  During the fourth quarter of 2011, Royal Bank purchased an additional $5.0 million of bank owned life insurance.  Income from these policies and changes in the cash surrender value are recorded in other income.

Transfer of Financial Assets

The Company accounts for the transfer of financial assets in accordance with FASB ASC Topic 860, “Transfers and Servicing” (“ASC Topic 860”).  ASC Topic 860 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred asset through an agreement to repurchase them before maturity.

Advertising Costs

Advertising costs are expensed as incurred.  The Company’s advertising costs were $116,000, $109,000, and $184,000 for 2011, 2010, and 2009, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  During 2010 and 2009, no matching contribution was made as a result of a management decision to reduce costs.  During 2011 the Company partially reinstated the matching contribution and contributed $128,000 to the plan.

Stock Compensation

FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) requires that the compensation cost relating to share-based payment transactions be recognized in consolidated financial statements.  The costs are measured based on the fair value of the equity or liability instruments issued.  ASC Topic 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The effect of ASC Topic 718 is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  ASC Topic 718 permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company recorded compensation expense relating to stock options and restricted stock of $93,000, $35,000 and $226,000 during 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company had a director stock-based, an employee stock-based, and a long term incentive compensation plans, which are more fully described in “Note 17 – Stock Compensation Plans” to the Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC Topic 740, Income Taxes), which includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2011 and 2010.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The Company and its subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return.  Separate state income tax returns are filed by the Company and its subsidiaries. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2005.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Federal and state income taxes have been provided on the basis of reported income or loss.  The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  The realization of deferred tax assets is assessed and a valuation allowance provided for the full amount which is not more likely than not to be realized.

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

Fair Value of Financial Instruments

For information on the fair value of the Company’s financial instruments refer to “Note 20 - Fair Value of Financial Instruments” to the Consolidated Financial Statements.

Restrictions on Cash and Amounts Due From Banks

Royal Bank is required to maintain average balances on hand with the Federal Reserve Bank.  At December 31, 2011 and 2010, these reserve balances amounted to $100,000.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

2. Recent Accounting Pronouncements

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

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which is intended to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  (“ASU 2010-20”) requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosure requirements as of December 31, 2010 are included in “Note 4 - Loans and Leases” and “Note 5 – Allowance for Loan and Lease Losses” to the Consolidated Financial Statements.  The disclosures about activity that occurs during a reporting period were effective in the interim reporting period ending March 31, 2011.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”) which is intended to amend guidance related to TDRs.  ASU 2011-02 provides additional guidance to assist creditors in concluding whether the restructuring has granted a concession to the borrower and that the borrower is experiencing financial difficulties.  ASU 2011-02 was effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) which amends ASC Topic 210 “Balance Sheet”. Because of the significant differences in requirements under U.S. GAAP and IFRS, FASB and the International Accounting Standards Board (“IASB”) are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods.  An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issues ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in ASU 2011-12 effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES

FDIC and Department of Banking Orders

On July 15, 2009, Royal Bank agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Orders”) with each of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The material terms of the Orders were identical and required Royal Bank among other items to maintain, after establishing an adequate allowance for loan and lease losses, a ratio of Tier 1 capital to total assets (“leverage ratio”) equal to or greater than 8% and a ratio of qualifying total capital to risk-weighted assets (“total risk-based capital ratio”) equal to or greater than 12%. The FDIC and the Department replaced the Orders in the fourth quarter of 2011 with an informal agreement, known as a memorandum of understanding (“MOU”). Included in the MOU is the continued requirement of maintaining a leverage ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES- Continued

Federal Reserve Agreement

On March 17, 2010, the Company agreed to enter into the Federal Reserve Agreement with the Reserve Bank. The material terms of the Federal Reserve Agreement provide that: (i) the Company’s board of directors will take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to its subsidiary banks; (ii) the Company’s board of directors will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank a written plan to strengthen board oversight of the management and operations of the consolidated operation; (iii) the Company will not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (iv) the Company and its non-bank subsidiaries will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System; (v) the Company and its nonbank subsidiaries will not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; (vi) the Company will not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank; (vii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank an acceptable written capital plan to maintain sufficient capital at the Company on a consolidated basis, which plan will at a minimum address: regulatory requirements for the Company and the Banks, the adequacy of the Banks’ capital taking into account the volume of classified credits, the allowance for loan and lease losses, current and projected asset growth, and projected retained earnings; the source and timing of additional funds necessary to fulfill the consolidated organization’s and the Banks’ future capital requirements; supervisory requests for additional capital at the Banks or the requirements of any supervisory action imposed on the Banks by federal or state regulators; and applicable legal requirements that the Company serve as a source of strength to the Banks; (viii) the Company will, within 60 days of the Federal Reserve Agreement, submit to the Reserve Bank cash flow projections for 2010 showing planned sources and uses of cash for debt service, operating expenses, and other purposes, and will submit similar cash flow projections for each subsequent calendar year at least one month prior to the beginning of such year; (ix) the Company will comply with applicable legal notice provisions in advance of appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer such that the officer would assume a different senior executive officer position, and comply with restrictions on indemnification and severance payments imposed by the Federal Deposit Insurance Act; and (x) the Company’s board of directors will, within 45 days after the end of each quarter, submit progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the Agreement and the results thereof, together with a parent company-level balance sheet, income statement, and, as applicable, report of changes in shareholders’ equity.

The Federal Reserve Agreement will remain in effect and enforceable until stayed, modified, terminated or suspended by the Reserve Bank. Royal Bancshares has submitted all progress reports and responses required under the Federal Reserve Agreement as of the date of this Report.

Our success as a Company is dependent upon pursuing various alternatives in not only achieving the growth and expansion of our banking franchise but also in managing our day to day operations. The existence of the MOU and the Federal Reserve Agreement may limit or impact our ability to pursue all previously available alternatives in the management of the Company. Our ability to retain existing retail and commercial customers as well as the ability to attract potentially new customers may be impacted by the existence of the MOU and the Federal Reserve Agreement. The Company has been successful in commercial real estate lending; however, our ability to expand into potentially attractive commercial real estate or construction loans at this time is limited. The Company’s ability to raise capital in the current economic environment could be potentially limited or impacted as a result of the MOU and the Federal Reserve Agreement. Attracting new management talent is critical to the success of our business and could be potentially impacted due to the existence of the MOU and the Federal Reserve Agreement.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued

Continued Losses

Over the past four years, the Company has recorded significant losses totaling $104.0 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, impairment charges on OREO, credit related expenses and the establishment of a deferred tax valuation allowance. The loss of earnings in 2011 amounted to $8.6 million, which represented a significant improvement of $15.5 million, or 64.5%, from the loss recorded in 2010. The year-over-year decrease in losses was mainly related to improved credit quality within the loan portfolio and the corresponding reduction in the provision for loan losses. Loan charge-offs and investment impairment charges that contributed to the losses in earnings are discussed below under “Credit Quality”.   In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  The Company’s deferred tax valuation allowance amounted to $36.4 million at the end of 2011.  The deferred tax valuation allowance is a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets.

Due to the losses mentioned above that were primarily credit related, the Company has experienced an increase in other operating expenses over the past four years.  These increased expenses include OREO impairment charges, OREO expenses, and legal and other expenses related to credit quality. Impairment associated with OREO, real estate joint ventures and real estate owned via equity investments has declined significantly during 2011.  In addition the FDIC and state assessments have declined almost 50% from 2009 due to the redemption of brokered CDs and the sale of Royal Asian.

Credit Quality

Adverse economic conditions in our specific market areas and decreases in real estate property values due to the nature of our loan portfolio in particular have affected the ability of customers to repay their loans and generally impact our financial condition and results of operations. The financial services and real estate industries were hit particularly hard during the “Great Recession” and as a result the Company’s loan and investment portfolios were directly affected.  The Company’s commercial real estate loans, including construction and land development loans, have seen a decline in the collateral values, and a reduction in the borrowers’ ability to meet the payment terms of their loans due to reduced cash flow.  Further declines in collateral values and borrowers’ liquidity with sustained unemployment at current levels may lead to additional increases in foreclosures, delinquencies and customer bankruptcies.  The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

The Company had non-performing loans and recorded charge-offs of $51.3 million and $13.2 million at December 31, 2011, $65.8 million and $31.7 million at December 31, 2010, and $73.7 million and $19.8 million at December 31, 2009, respectively.  OREO balances were $21.0 million, $29.2 million, and $30.3 million at December 31, 2011, 2010, and 2009, respectively.

Royal Bank was successful in reducing net classified loans, which includes LHFS, and OREO from $149.6 million at June 30, 2009 to $74.2 million at December 31, 2011. Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $4.2 million at December 31, 2011. No material advances were made on any classified or delinquent loan unless approved by the board of directors and determined to be in Royal Bank’s best interest.  Royal Bank’s non-performing loans held for investment were $80.8 million and $38.7 million at June 30, 2009 and December 31, 2011, respectively. Total non-performing loans at December 31, 2011 were $51.3 million and include $12.6 million in LHFS.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. Other-than-temporary-impairment losses were $1.8 million, $479,000, and $11.0 million at December 31, 2011, 2010, and 2009, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued

Commercial Real Estate Concentrations

As mentioned previously the adverse economic conditions have primarily impacted the real estate secured loan portfolio.  Non-residential real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While the Company believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general, which may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise be expected to maintain as a result of the Bank’s commercial real estate loans, which may require the Company to obtain additional capital.

Non-residential real estate and construction and land development loans held for investment were $236.7 million at December 31, 2011 comprising 57% of total loans compared to $284.1 million or 57% of total loans at December 31, 2010.  Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale from $289.1 million at June 30, 2009 to $178.8 million at December 31, 2011, which amounted to 187.3% of total capital and 202.4% of Tier 1 capital. At December 31, 2011, total construction/land loans (“CL loans”) including loans held for sale amounted to $63.4 million, or 66.5%, of total capital and 71.8% of Tier 1 capital. Based on capital levels calculated under U.S. GAAP, as shown above, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under RAP (see discussions under “GAAP RAP Difference” under “Note 1 -Significant Accounting Policies” and “Note 15 – Regulatory Capital Requirements” to the Consolidated Financial Statements), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 217.0%, 237.1%, 77.0% and 84.1%. Under RAP, Royal Bank no longer has a concentration of commercial real estate loans as defined in the Guidance.  Included in the figures above are loans held for sale as of December 31, 2011.

Liquidity and Funds Management

Royal Bank has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are well in excess of the target levels.  As discussed in “Note 10 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statement, Royal Bank has an over collateralized delivery requirement of 105% with the FHLB as a result of the level of non-performing assets and the losses that have been experienced over the past four years.   The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of December 31, 2011, Royal Bank had approximately $3 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition at December 31, 2011, Royal Bank had $132.4 million in unpledged agency securities that were available to be pledged as collateral if needed and $24.5 million in cash on hand.  Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window, which was approximately $7 million at December 31, 2011, and was based on collateral pledged.

At December 31, 2011, the liquidity to deposits ratio was 31.8% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 23.9% compared to Royal Bank’s 10% policy target. Brokered CDs declined $221.1 million from $226.9 million at June 30, 2009 to $5.8 million at December 31, 2011. Borrowings declined $135.9 million from $283.9 million at June 30, 2009 to $148.0 million at December 31, 2011.

The Company also has unfunded pension plan obligations of $14.9 million as of December 31, 2011 which potentially could impact liquidity.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued

Dividend and Interest Restrictions

Due to the MOU and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities.  As of December 31, 2011, the Series A Preferred stock dividend in arrears is $4.1 million, which has not been recognized in the consolidated financial statements.  As of December 31, 2011 the trust preferred interest payment in arrears was $1.8 million and has been recorded in interest expense and accrued interest payable. The Company believes the decision to suspend the preferred cash dividends and the trust preferred interest payments will better support the capital position of Royal Bank. As a result of the Company missing the sixth quarterly dividend payment due on November 16, 2010, the Treasury exercised its rights under the Capital Purchase Program and appointed two directors to our board of directors in 2011 until all accrued but unpaid dividends have been paid in full by the Company.

At December 31, 2011, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2011 and the previous five quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 15 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Under the MOU, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At December 31, 2011, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 15.04% and 9.09%, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued

Department of Justice Investigation (“DOJ”)

As described under “Item 1 – Business” of this Report, Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”).  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of bid-rigging at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL effectively terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  It is possible, particularly in light of the plea entered by the former President of CSC and RTL, that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputational risk due to negative publicity.   No proceedings have been instituted by the DOJ or any other governmental authority against CSC or RTL as of the date of this filing.

As a result of the plea agreements of the former President of CSC and RTL and others resulting from the DOJ investigation, on March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division, Docket No. C-14007/12).  On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey. The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief.

As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these actions or proceedings.

Management Plans

In addition to increased board oversight and the creation of a Regulatory Compliance Committee in response to the previous Orders, the Company has enhanced the board through the addition of experienced directors with diverse backgrounds. The new members are comprised of the following: the CEO of a public company who has legal and consulting experience, a former banking regulator with consulting experience, a former CEO of a much larger financial institution who has bank turnaround experience, a former President of a larger financial institution (Treasury appointee), a former executive within the financial services industry (Treasury appointee) and a former senior partner of a public accounting firm.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 2 – REGULATORY MATTERS and SIGNIFICANT RISKS and UNCERTAINTIES - Continued

The Company implemented a strategy to mitigate the negative impact to the capital ratios associated with losses in earnings through the reduction of the balance sheet (deleveraging), which was accomplished primarily through the redemption of brokered deposits and FHLB borrowings by reducing the balances of cash, investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued losses of income by maintaining that capital ratio as a percentage of the remaining reduced level of assets in order to achieve capital ratios at required regulatory levels. The board and management remain committed to meeting the capital level requirements for Royal Bank as set forth in the previous Orders and current MOU and have therefore developed a contingency plan to maintain capital ratios at required levels. The contingency plan expands the deleveraging beyond the redemption of brokered CDs and FHLB advances and considers additional measures, if required, to insure that capital ratios continue to meet the current requirements of the MOU. These additional measures include the following: consider selling selected branches with high concentrations of retail CDs, consider selling specific segments of the loan portfolio, consider a shareholder rights offering, and consider reducing the level of investment securities by allowing maturing CDs to selectively runoff.  It is extremely unlikely that all of the above alternatives would be initiated.

The deleveraging of the balance sheet over the past 30 months resulted from paying off FHLB advances and redeeming brokered CDs totaling $344.4 million within Royal Bank. As part of the restructuring of the investment portfolio, the Company also reduced the investment portfolio by approximately $110 million in the past two years, primarily during 2010, which was almost entirely within Royal Bank. In addition, during the past two years loans have declined by approximately $262 million due to pay downs of principal, payoffs, charge-offs, transfers to OREO and sale of Royal Asian.

The Company’s strategic plan includes compliance with the MOU and the Federal Reserve Agreement discussed above, reducing the level of classified loans within the loan portfolio and improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio and returning to profitability. In concert with these efforts, the Company has started to transition more toward a community bank focus within its geographic footprint and adjacent markets. This will be achieved through the continued diversification of the loan portfolio, increased emphasis on the growth of core deposits, the utilization of enterprise risk management for reviewing strategic initiatives and maintenance of improved underwriting standards. The strategic plan provides a framework for maintaining required capital ratios while also continuing the reduction of the risk profile of the Company and Royal Bank. During the past two years the Company has made significant progress in reducing losses in earnings, improving capital ratios, improving credit quality, reducing the CRE concentration, strengthening the board of directors and maintaining strong liquidity.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale investment securities are summarized as follows:

As of December 31, 2011		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$16,763	$309	$(67)	$-	$17,005
U.S. government agencies	35,966	122	(4)	-	36,084
Common stocks	130	118	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,262	3,315	(543)	-	234,034
Non-agency	4,739	94	(1)	-	4,832
Corporate bonds	13,342	104	(471)	-	12,975
Municipal bonds	985	-	(20)		965
Trust preferred securities	13,665	2,280	-	-	15,945
Other securities	6,586	347	(15)	-	6,918
Total available for sale	$323,438	$6,689	$(1,121)	$-	$329,006

As of December 31, 2010		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCL	Non-credit related OTTI in AOCI	Fair value
Investment securities available-for-sale
Mortgage-backed securities-residential	$8,492	$348	$-	$-	$8,840
U.S. government agencies	30,492	-	(755)	-	29,737
Common stocks	381	152	(50)	-	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,717	3,640	(704)	-	234,653
Non-agency	7,026	114	(3)	-	7,137
Corporate bonds	9,483	-	(197)	-	9,286
Trust preferred securities	16,566	2,135	-	(87)	18,614
Other securities	6,436	431	-	-	6,867
Total available for sale	$310,593	$6,820	$(1,709)	$(87)	$315,617

The investment portfolio grew $13.4 million from $315.6 million at December 31, 2010 to $329.0 million at December 31, 2011.  The increase was primarily due to the reinvestment of cash flows from the loan and lease portfolio into government sponsored agency mortgage-backed securities and debt securities.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES – Continued

The amortized cost and fair value of investment securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2011
(In thousands)	Amortized cost	Fair value
Within 1 year	$4,988	$5,003
After 1 but within 5 years	11,496	11,544
After 5 but within 10 years	7,828	7,586
After 10 years	39,646	41,836
Mortgage-backed securities-residential	16,763	17,005
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,262	234,034
Non-agency	4,739	4,832
Total available for sale debt securities	316,722	321,840
No contractual maturity	6,716	7,166
Total available for sale securities	$323,438	$329,006

Proceeds from the sales of investments available for sale during 2011, 2010 and 2009 were $113.0 million, $181.3 million, and $184.2 million, respectively.  The following table summarizes gross realized gains and losses realized on the sale of securities recognized in earnings in the periods indicated:

	For the years ended December 31,
(In thousands)	2011	2010	2009
Gross realized gains	$2,584	$1,938	$4,077
Gross realized losses	(802)	(648)	(2,185)
Net realized gains (losses)	$1,782	$1,290	$1,892

As of December 31, 2011, investment securities with a market value of $93.7 million were pledged as collateral to secure advances with the FHLB.

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis.  The Company assesses whether OTTI is present when the fair value of a security is less than its amortized cost.  All investment securities are evaluated for OTTI under FASB ASC Topic 320, “Investments-Debt & Equity Securities” (“ASC Topic 320”).  The non-agency collateralized mortgage obligations that are rated below AA are evaluated under FASB ASC Topic 320 Subtopic 40, “Beneficial Interests in Securitized Financial Assets” or under FASB ASC Topic 325, “Investments-Other”.  In determining whether OTTI exists, management considers numerous factors, including but not limited to: (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES – Continued

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

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011:

As of December 31, 2011	Less than 12 months			12 months or longer			Total
(In thousands)	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions	Fair value	Gross unrealized losses	Number of positions
Investment securities available for sale
Mortgage-backed securities-residential	$9,588	$(67)	2	$-	$-	-	$9,588	$(67)	2
U.S. government agencies	2,999	(1)	1	3,996	$(3)	1	6,995	(4)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	35,511	(374)	8	10,149	(169)	3	45,660	(543)	11
Non-agency	-	-	-	669	(1)	1	669	(1)	1
Corporate bonds	3,804	(197)	5	3,751	(274)	4	7,555	(471)	9
Municipal bonds	965	(20)	1	-	-	-	965	(20)	1
Other securities	502	(15)	1	-	-	-	502	(15)	1
Total available for sale	$53,369	$(674)	18	$18,565	$(447)	9	$71,934	$(1,121)	27

The AFS portfolio had gross unrealized losses of $1.1 million at December 31, 2011, which improved from gross unrealized losses of $1.8 million at December 31, 2010.  The slight improvement in gross unrealized losses of $675,000 is related to the overall improvement in the fair values of the securities in the Company’s investment portfolio offset by $1.8 million in impairment charges, which includes $1.7 million on one trust preferred security.  In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  As of December 31, 2011, the Company had three common stocks of financial institutions with a total fair value of $248,000 and an unrealized gain of $118,000.  During 2011 the Company sold six investments in common stocks and recorded a gain of $106,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which is described below.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES – Continued

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of December 31, 2011, the Company had two mortgage-backed securities with a fair value of $9.6 million and gross unrealized losses of $67,000, or 0.7% of their aggregate cost. The two mortgage-backed securities had been in an unrealized loss position for less than six months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2011.

U.S. government-sponsored agencies (“U.S. Agencies”):  As of December 31, 2011, the Company had two U.S. Agencies with a fair value of $7.0 million and gross unrealized losses of $4,000, or less than 0.1%, of their aggregate cost.  One of these U.S. Agencies has been in an unrealized loss position for less than one year and the other one for more than one year.  Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2011.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of December 31, 2011, the Company had eleven Agency CMOs with a fair value of $45.7 million and gross unrealized losses of $543,000, or 1.2% of their aggregate cost. Three of the Agency CMOs had been in an unrealized loss position for more than one year and the remaining eight have been in an unrealized loss position for six months or less. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at December 31, 2011.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of December 31, 2011, the Company had one non-agency CMO with a fair value of $669,000 with a gross unrealized loss of $1,000, or 0.2% of the aggregate cost.  The non-agency CMO bond has been in an unrealized loss position for more than twelve months. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bond by considering numerous factors including credit default rates, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. The bond is rated AAA.  The Company does not intend to sell the non-agency CMO and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.  Therefore, the Company does not consider the bond to be other-than–temporarily impaired as of December 31, 2011.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES – Continued

Corporate bonds:  As of December 31, 2011, the Company had nine corporate bonds with a fair value of $7.6 million and gross unrealized losses of $471,000, or 5.9% of the aggregate cost.  Four of the corporate bonds had been in an unrealized loss position for more than one year and the remaining five have been in an unrealized loss position for three months.  All nine bonds are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the nine bonds to be other-than-temporarily impaired at December 31, 2011.

Municipal bonds:  As of December 31, 2011, the Company had one municipal bond issued by the City of Chicago with a fair value of $965,000 with a gross unrealized loss of $20,000, or 2.0% of the aggregate cost.  The municipal bond has been in an unrealized loss position for less than three months and is investment grade. The unrealized loss is attributable to a combination of factors, including Chicago’s financial situation.  During the fourth quarter, the three major ratings agencies gave Chicago’s credit a stable outlook.  Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bond to be other-than-temporarily impaired at December 31, 2011.

Trust preferred securities:  As of December 31, 2011, the Company had six trust preferred securities issued by four individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry.  The valuations of trust preferred securities were based upon the fair market values of active trades for one of the securities and ASC Topic 320 using cash flow analysis for the remaining five securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.  During 2011, the Company recorded an impairment charge to earnings of $1.7 million on one trust preferred security which was equal to the amortized cost.  This trust preferred security had been in an unrealized loss position for longer than twelve months, is not rated, and was issued by a non-public company.  The impairment reflects the credit concerns related to the financial institution that issued this long term financial obligation. Management does not believe the Company will recover the entire amortized cost of this security due to the issuer’s financial losses and reductions of capital.

Other securities:  As of December 31, 2011, the Company had seven investments in real estate funds.   As of December 31, 2011, one of the private equity real estate funds had a fair value of $502,000 and an unrealized loss of $15,000 or 2.9% of the aggregate cost.  During the first quarter of 2010, management concluded that the fund was other-than-temporarily impaired and recorded an impairment charge of $63,000.  After reviewing the fund’s financials, asset values, and its near-term projections, management concluded that there was no additional impairment in 2011.

The Company will continue to monitor all of the above investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES – Continued

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at December 31, 2011 and 2010 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(In thousands)	2011	2010
Balance at January 1,	$924	$1,896
Reductions for securities sold during the period (realized)	-	(859)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company does not expect to recover the entire amortized cost	(751)	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	-	(113)
Balance at December 31,	$173	$924

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

	For the years ended December 31,
(In thousands)	2011	2010	2009
Non-agency collateralized mortgage obligations	$-	$-	$459
Corporate bonds	-	58	1,353
Trust preferred securities	1,749	193	3,009
Common stocks	47	-	4,334
Preferred stocks	-	165	1,117
Other securities	-	63	769
Total OTTI recognized in earnings	$1,796	$479	$11,041

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010:

As of December 31, 2010	Less than 12 months			12 months or longer			Total
(In thousands)	Fair value	Gross Unrealized losses	Number of positions	Fair value	Gross Unrealized losses	Number of positions	Fair value	Gross Unrealized losses	Number of positions
Investment securities available for sale
U.S. government agencies	$29,737	$(755)	8	$-	$-	-	$29,737	$(755)	8
Common stocks	96	(50)	2	-	-	-	96	(50)	2
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	73,169	(687)	19	4,429	(17)	1	77,598	(704)	20
Non-agency	918	(3)	1	-	-	-	918	(3)	1
Corporate bonds	8,986	(197)	9	-	-	-	8,986	(197)	9
Trust preferred securities	-	-	-	1,662	(87)	1	1,662	(87)	1
Total available for sale	$112,906	$(1,692)	39	$6,091	$(104)	2	$118,997	$(1,796)	41

During 2010, the Company recorded a total impairment charge to earnings of $479,000 related to preferred stocks, trust preferred securities, corporate bonds, and real estate investment funds.  Management concluded that these investments were OTTI.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 – LOANS AND LEASES

Major classifications of LHFI are as follows:

	As of December 31,
(In thousands)	2011	2010
Loans secured by real estate:
Construction	$14,066	$29,044
Land development	40,054	50,594
Secured by 1-4 family residential real estate:
Revolving, open-end loans secured by residential real estate and extended under lines of credit	1,165	1,252
All other loans secured by 1-4 family residential real estate:
Secured by first liens	23,521	26,166
Secured by junior liens	1,951	1,881
Secured by multi family (5 or more) residential real estate	11,622	10,277
Secured by non-farm nonresidential real estate	182,579	194,203
Tax certificates	48,809	70,443
Commercial and industrial loans	54,136	74,027
Loans to individuals for household, family, and other personal expenditures	861	768
Lease financing receivables (net of unearned income)	36,014	38,725
All other loans	88	25
Less: Deferred loan fees	(623)	(551)
Total LHFI, net of unearned income	$414,243	$496,854

The Company granted loans to the officers and directors of the Company and to their associates.  In accordance with Regulation O, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.   The aggregate dollar amount of these loans and commitments was $8.8 million and $3.9 million at December 31, 2011 and 2010.  During 2011 three new related party loans totaling $5.8 million were approved and three were paid off.  Total payments received on related party loans in 2011 were $915,000.

The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The Company grants commercial and real estate loans, including construction and land development primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside these geographic areas. The Company has a concentration of credit risk in commercial real estate and construction and land development loans at December 31, 2011.  A substantial portion of its debtors’ ability to honor these contracts is dependent upon the housing sector specifically and the economy in general.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 – LOANS AND LEASES – Continued

The Company uses a nine point grading risk classification system commonly used in the financial services industry as the credit quality indicator.  The first four classifications are rated Pass.  The riskier classifications include Watch, Special Mention, Substandard, Doubtful and Loss.  The risk rating is related to the underlying credit quality and probability of default.  These risk ratings are used to calculate the historical loss component of the allowance.

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

The following tables present risk ratings for each loan portfolio segment at December 31, 2011 and 2010, excluding LHFS.

As of December 31, 2011			Special
(In thousands)	Pass	Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$1,303	$17,493	$19,936	$2,374	$13,014	$54,120
Non-residential real estate	87,308	64,878	13,722	-	16,671	182,579
Commercial & industrial	19,073	12,101	18,242	-	4,720	54,136
Residential real estate	15,335	9,092	1,071	-	1,139	26,637
Multi-family	4,962	3,907	1,050	-	1,703	11,622
Leasing	35,355	147	27	-	485	36,014
Tax certificates	47,786	-	-	-	1,023	48,809
Consumer	847	102	-	-	-	949
Subtotal LHFI	211,969	107,720	54,048	2,374	38,755	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 – LOANS AND LEASES – Continued

As of December 31, 2010			Special
(In thousands)	Pass	Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$7,913	$24,056	$27,911	$-	$19,758	$79,638
Non-residential real estate	97,142	49,278	37,723	-	10,060	194,203
Commercial & industrial	27,864	6,488	25,400	8,317	5,958	74,027
Residential real estate	19,272	7,430	198	-	2,399	29,299
Multi-family	2,804	4,117	903	-	2,453	10,277
Leasing	37,731	252	10	-	732	38,725
Tax certificates	68,641	-	-	-	1,802	70,443
Consumer	768	25	-	-	-	793
Subtotal LHFI	262,135	91,646	92,145	8,317	43,162	497,405
Less: Deferred loan fees						(551)
Total LHFI						$496,854

The following tables are an aging analysis of past due payments for each loan portfolio segment at December 31, 2011 and 2010, excluding LHFS.

As of December 31, 2011	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$13,014	$41,106	$54,120
Non-residential real estate	2,837	100	-	16,671	162,971	182,579
Commercial & industrial	148	-	-	4,720	49,268	54,136
Residential real estate	527	382	-	1,139	24,589	26,637
Multi-family	-	-	-	1,703	9,919	11,622
Leasing	147	28	-	485	35,354	36,014
Tax certificates	-	-	-	1,023	47,786	48,809
Consumer	-	-	-	-	949	949
Subtotal LHFI	3,659	510	-	38,755	371,942	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

As of December 31, 2010	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$19,758	$59,880	$79,638
Non-residential real estate	9,469	-	-	10,060	174,674	194,203
Commercial & industrial	146	659	-	5,958	67,264	74,027
Residential real estate	1,341	341	-	2,399	25,218	29,299
Multi-family	-	-	-	2,453	7,824	10,277
Leasing	252	10	-	732	37,731	38,725
Tax certificates	-	-	-	1,802	68,641	70,443
Consumer	18	-	-	-	775	793
Subtotal LHFI	11,226	1,010	-	43,162	442,007	497,405
Less: Deferred loan fees						(551)
Total LHFI						$496,854

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 – LOANS AND LEASES – Continued

The following table details the composition of the non-accrual loans.

	As of December 31, 2011		As of December 31, 2010
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$13,014	$-	$19,758	$-
Non-residential real estate	16,671	-	10,060	1,363
Commercial & industrial	4,720	-	5,958	-
Residential real estate	1,139	24	2,399	74
Multi-family	1,703	-	2,453	245
Leasing	485	114	732	194
Tax certificates	1,023	-	1,802	31
Total non-accrual LHFI	$38,755	$138	$43,162	$1,907
Non-accrual loans held for sale
Construction and land development	$8,901	$-	$13,371	$-
Non-residential real estate	3,634	-	8,638	-
Residential real estate	34	-	634	-
Total non-accrual LHFS	$12,569	-	$22,643	-
Total non-accrual loans	$51,324	$138	$65,805	$1,907

Total non-accrual loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS.  Non-accrual loans were $65.8 million and were comprised of $43.2 million in LHFI and $22.6 million in LHFS at December 31, 2010.  The $14.5 million decline in total non-accrual loans was the result of a $30.7 million reduction in existing non-accrual loan balances through payments or loans becoming current and placed back on accrual, $13.6 million in charge-offs and write downs related to impairment analysis and transfers to OREO of $4.2 million which collectively were offset by $34.0 million in additions. Construction and land loans, non-residential real estate and commercial loans represent 43%, 40% and 9%, respectively of the $51.3 million in non-accrual loans at December 31, 2011.  If interest had been accrued, such income would have been approximately $5.1 million, $6.5 million, and $6.2 million, for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, the Company had no loans past due 90 days or more on which interest continues to accrue.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.

Total cash collected on impaired loans and leases during 2011, 2010, and 2009 was $29.9 million, $21.7 million, and $21.6 million, respectively, of which $29.7 million, $21.4 million, and $21.3 million was credited to the principal balance outstanding on such loans, respectively.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 – LOANS AND LEASES – Continued

The following is a summary of information pertaining to impaired loans:

	As of December 31,
(In thousands)	2011	2010
Impaired LHFI with a valuation allowance	$1,068	$9,620
Impaired LHFI without a valuation allowance	45,009	32,805
Impaired LHFS	12,569	22,643
Total impaired loans and leases	$58,646	$65,068
Valuation allowance related to impaired LHFI	$138	$1,907

	For the years ended December 31,
(In thousands)	2011	2010	2009
Average investment in impaired loans and leases	$62,936	$78,225	$79,754
Interest income recognized on impaired loans and leases	$202	$335	$242
Interest income recognized on a cash basis on impaired loans and leases	$202	$335	$242

Troubled Debt Restructurings

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) a concession is made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  During the third quarter of 2011, the Company adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”) which amended guidance related to identifying and reporting TDRs.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  As required under ASU 2011-02, the Company reassessed all loan modifications that occurred after December 31, 2010 for identification as TDRs. At December 31, 2011, the Company had twelve TDRs, of which seven are on non-accrual status, with a total carrying value of $14.2 million.  At the time of the modifications, eight of the loans were already classified as impaired loans.   The Company had one TDR at December 31, 2010 which was classified as a multi-family real estate non-accrual loan in the amount of $1.8 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 – LOANS AND LEASES – Continued

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at December 31, 2011.

	As of December 31, 2011
(In thousands)	Number of loans	Accrual Status	Non- Accrual Status	Total TDRs
Construction and land development	5	$4,354	$1,587	$5,941
Non-residential real estate	3	640	2,995	3,635
Commercial & industrial	1	2,744	-	2,744
Residential real estate	2	-	180	180
Multi-family	1	-	1,703	1,703
Total	12	$7,738	$6,465	$14,203

The following table presents newly restructured loans that occurred during the year ended December 31, 2011.

	Modifications by type for the year ended December 31, 2011
(Dollars in thousands)	Number of loans	Rate	Term	Payment	Combination	Total	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	5	$-	$2,374	$-	$3,567	$5,941	$8,219	$6,693
Non-residential real estate	3	-	2,935	60	640	3,635	3,803	3,803
Commercial & industrial	1	-	-	-	2,744	2,744	2,774	2,774
Residential real estate	2	139	-	41	-	180	194	194
Total	11	$139	$5,309	$101	$6,951	$12,500	$14,990	$13,464

At December 31, 2011, the Company had two non-residential real estate TDRs with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and twelve months ended December 31, 2011.  The carrying amount of the TDRs in default was $3.0 million at December 31, 2011.

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	For the years ended December 31,
(In thousands)	2011	2010	2009
Balance at the beginning of the year	$21,129	$30,331	$28,908
Charge-offs	(13,211)	(31,714)	(19,818)
Recoveries	734	1,300	636
Net charge-offs	(12,477)	(30,414)	(19,182)
Reduction due to Royal Asian sale	-	(928)	-
Provision for loan losses and leases	7,728	22,140	20,605
Balance at the end of year	$16,380	$21,129	$30,331

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table presents the detail of the allowance and the loan portfolio disaggregated by loan portfolio segment as of December 31, 2011 and 2010.

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2011

(In thousands)	Non- residential real estate	Construction and land development	Commercial & industrial	Multi- family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	(1,685)	(5,755)	(2,901)	(328)	(635)	-	(868)	(1,039)	-	(13,211)
Recoveries	357	196	22	-	153	-	6	-	-	734
Provision	(462)	4,106	1,413	207	564	8	503	1,084	305	7,728
Ending balance	$7,744	$2,523	$2,331	$531	$1,188	$20	$1,311	$425	$307	$16,380

Ending balance: related to loans individually evaluated for impairment	$-	$-	$-	$-	$24	$-	$114	$-	$-	$138

Ending balance: related to loans collectively evaluated for impairment	$7,744	$2,523	$2,331	$531	$1,164	$20	$1,197	$425	$307	$16,242

LHFI
Ending balance	$182,579	$54,120	$54,136	$11,622	$26,637	$949	$36,014	$48,809	$-	$414,866

Ending balance: individually evaluated for impairment	$17,311	$17,368	$7,267	$1,703	$1,139	$-	$266	$1,023	$-	$46,077

Ending balance: collectively evaluated for impairment	$165,268	$36,752	$46,869	$9,919	$25,498	$949	$35,748	$47,786	$-	$368,789

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2010

(In thousands)	Non- residential real estate	Construction and land development	Commercial & industrial	Multi- family	Residential	Consumer	Leasing	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$10,039	$7,895	$6,542	$-	$3,762	$25	$1,757	$290	$21	$30,331
Charge-offs	(7,352)	(13,413)	(5,930)	(787)	(3,211)	-	(972)	(49)	-	(31,714)
Recoveries	684	116	81	18	313	37	51	-	-	1,300
Provision	6,796	9,508	3,223	1,421	285	(47)	834	139	(19)	22,140
Reduction due to Royal Asian sale	(633)	(130)	(119)	-	(43)	(3)	-	-	-	(928)
Ending balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129

Ending balance: related to loans individually evaluated for impairment	$1,363	$-	$-	$245	$74	$-	$194	$31	$-	$1,907

Ending balance: related to loans collectively evaluated for impairment	$8,171	$3,976	$3,797	$407	$1,032	$12	$1,476	$349	$2	$19,222

LHFI
Ending balance	$194,203	$79,638	$74,027	$10,277	$29,299	$793	$38,725	$70,443	$-	$497,405

Ending balance: individually evaluated for impairment	$10,060	$19,758	$5,858	$2,453	$2,159	$-	$335	$1,802	$-	$42,425

Ending balance: collectively evaluated for impairment	$184,143	$59,880	$68,169	$7,824	$27,140	$793	$38,390	$68,641	$-	$454,980

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table details the loans that were evaluated for impairment by loan segment.

	As of December 31, 2011
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$24,183	$17,368	$-	$13,331	$84
Non-residential real estate	19,513	17,311	-	7,732	33
Commercial & industrial	14,368	7,267	-	8,257	77
Residential real estate	3,645	337	-	950	-
Multi-family	1,888	1,703	-	1,760	-
Tax certificates	4,658	1,023	-	171	-
Total:	$68,255	$45,009	$-	$32,201	$194
With an allowance recorded:
Construction and land development	$-	$-	$-	$4,514	$-
Non-residential real estate	-	-	-	2,642	-
Commercial & industrial	-	-	-	1,394	-
Residential real estate	1,048	778	24	915	1
Multi-family	-	-	-	245	-
Leasing	266	152	114	348	-
Tax certificates	-	-	-	1,423	-
Total:	$1,314	$930	$138	$11,481	$1

	As of December 31, 2010
(In thousands)	Unpaid principal balance	Recorded investment	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$25,312	$19,758	$-	$28,105	$202
Non-residential real estate	4,511	4,255	-	13,650	42
Commercial & industrial	10,217	5,858	-	5,236	2
Residential real estate	1,172	1,119	-	3,243	76
Multi-family	1,935	1,815	-	458	-
Tax certificates	-	-	-	996	-
Total:	$43,147	$32,805	$-	$51,688	$322
With an allowance recorded:
Construction and land development	$-	$-	$-	$13,512	$13
Non-residential real estate	5,805	4,442	1,363	5,057	-
Commercial & industrial	-	-	-	1,782	-
Residential real estate	1,239	966	74	1,153	-
Multi-family	638	393	245	3,469	-
Leasing	335	141	194	538	-
Tax certificates	4,850	1,771	31	1,026	-
Total:	$12,867	$7,713	$1,907	$26,537	$13

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 6 – OTHER REAL ESTATE OWNED

OREO declined $8.2 million from $29.2 million at December 31, 2010 to $21.0 million at December 31, 2011.  Set forth below is a table which details the changes in OREO from December 31, 2010 to December 31, 2011.

	For the year ended December 31, 2011
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Beginning balance	$29,244	$30,681	$25,448	$21,921
Net proceeds from sales	(1,594)	(4,320)	(3,364)	(972)
Net gain on sales	394	900	206	138
Assets acquired on non-accrual loans	3,030	1,469	1,124	818
Other	-	(535)	-	-
Impairment charge	(393)	(2,747)	(1,493)	(889)
Ending balance	$30,681	$25,448	$21,921	$21,016

During the fourth quarter of 2011, the Company sold collateral related to four loans.  The Company received net proceeds of $312,000 and recorded a loss of $61,000 as a result of these sales. Additionally the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $660,000 and recorded a net gain of $199,000 as a result of these sales. During the fourth quarter, the Company foreclosed on the collateral for one single-family residential loan and transferred $333,000 to OREO.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $485,000 to OREO.  During the fourth quarter of 2011, the Company recorded $860,000 in impairment charges on OREO properties that included one apartment building, five single-family homes, nine residential lots, and 13 residential rental properties.  The impairment charges were the result of impairment analyses using updated appraisals and current sales. The Company recorded impairment charges of $29,000 related to properties acquired through the tax lien portfolio.

During the third quarter of 2011, the Company sold collateral related to an apartment building in Pennsylvania foreclosed on in the second quarter of 2009.  The Company received net proceeds of $2.8 million and recorded a gain of $253,000 as a result of this sale.  In addition the Company sold collateral related to four loans.  The Company received net proceeds of $284,000 and recorded a loss of $47,000 as a result of these sales. In addition to the sales mentioned above the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $246,000 as a result of these sales. During the third quarter of 2011, the Company foreclosed on five residential properties related to two lending relationships.  The Company transferred $348,000 to OREO after recording a $74,000 charge-off to the allowance.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $776,000 to OREO.  During the third quarter of 2011, the Company recorded $1.4 million in impairment charges on five OREO properties as the result of impairment analyses using updated appraisals. The Company recorded impairment charges of $58,000 related to properties acquired through the tax lien portfolio.

During the second quarter of 2011, the Company sold collateral related to three loans.  The Company received net proceeds of $3.7 million and recorded a gain of $912,000 as a result of these sales. Also during the second quarter, the collateral for a loan in which the Company was a participant was sold. The Company was entitled to 14.4% of the net sales proceeds.  The Company received net proceeds of $424,000 related to the sale with the remaining proceeds of $535,000 held in escrow.  In addition to the sales mentioned above the Company sold six properties acquired through the tax lien portfolio.  The Company received proceeds of $195,000 and recorded losses of $12,000 as a result of these sales.  During the second quarter of 2011, the Company foreclosed on 19 properties which were predominantly residential rental properties related to two lending relationships.  The Company transferred $589,000 to OREO after recording an $835,000 charge-off to the allowance, for which $245,000 had previously been reserved, in the allowance in accordance with ASC Topic 310.  The collateral for a loan in which the Company participates was acquired by the lead bank.  The Company is entitled to 23.2% of the collateral value, which is farmland.  The Company transferred $375,000 to OREO after recording a $79,000 charge-off in the allowance in accordance with ASC Topic 310.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $505,000 to OREO.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 6 – OTHER REAL ESTATE OWNED - Continued

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

During the first quarter of 2011, the Company sold portions of collateral related to two loans.  The Company received net proceeds of $620,000 and recorded a net loss of $43,000.  As a result of the sales of three single family homes related to one loan, the Company recorded an impairment charge of $100,000 on the remaining collateral. In addition to the sales mentioned above the Company sold five properties acquired through the tax lien portfolio.  The Company received proceeds of $974,000 and recorded gains of $437,000 as a result of these sales.  During the first quarter of 2011, the Company entered into sales agreements on two properties and recorded impairment charges of $293,000 based on the expected net proceeds.  The Company acquired the collateral for one loan held for sale and transferred the fair value of $2.5 million to OREO in the first quarter of 2011.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $540,000 to OREO.

The Company is working to satisfactorily sell the remaining OREO properties using existing relationships and possible future auctions.  However the Company recognizes that due to the continued weak housing and commercial real estate markets the successful disposition of the properties will likely take considerable time.

NOTE 7 - PREMISES AND EQUIPMENT

		As of December 31,
(In thousands)	Estimated Useful Lives	2011	2010
Land		$2,396	$2,396
Buildings and leasehold improvements	5 - 39 years	7,534	7,519
Furniture, fixtures and equipment	3 - 7 years	6,440	6,310
		16,370	16,225
Less accumulated depreciation and amortization		(10,976)	(10,490)
Premises and equipment, net		$5,394	$5,735

Depreciation and amortization expense, related to premises and equipment, was approximately $486,000, $686,000, and $907,000, for the years ended 2011, 2010, and 2009, respectively.  Depreciation and amortization related to real estate owned via equity investments is not included in the above table.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 8 - LEASE COMMITMENTS

The Company leases various premises under non-cancelable operating lease agreements, which expire through 2021 and require minimum annual rentals.  The approximate minimum rental commitments under the leases are as follows for the year ended December 31, 2011:

As of
(In thousands)	December 31, 2011
2012	$693
2013	606
2014	295
2015	199
2016	204
Thereafter	379
Total lease commitments	$2,376

The leases contain options to extend for periods from one to ten years.  The cost of such lease extensions is not included in the above table.  Rental expense for all leases was approximately $815,000, $1.3 million, and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The decline in rental expense was related to the sale of Royal Asian in December 2010.

NOTE 9 – DEPOSITS

Deposits are summarized as follows:

	As of December 31,
(In thousands)	2011	2010
Demand	$54,534	$52,872
NOW	43,172	40,884
Money Market	182,830	180,862
Savings	16,263	15,922
Time deposits (over $100)	95,334	105,788
Time deposits (under $100)	177,960	208,534
Brokered deposits	5,823	89,051
Total deposits	$575,916	$693,913

Maturities of time deposits for the next five years and thereafter are as follows:

As of
(In thousands)	December 31, 2011
2012	$136,573
2013	88,579
2014	23,810
2015	7,944
2016	6,285
Thereafter	15,926
Total certificates of deposit	$279,117

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 10 – BORROWINGS AND SUBORDINATED DEBENTURES

1.  Advances from the Federal Home Loan Bank

Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of December 31, 2011.   At December 31, 2011, advances from the FHLB totaling $104.2 million, which includes the $22.0 million mentioned above, will mature within one day to two years.  The FHLB advances had a weighted average interest rate of 2.66%.   The advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  As of December 31, 2011, investment securities with a market value of $93.7 million and loans with a book value of $77.6 million were pledged as collateral to the FHLB.  The average balance of advances with the FHLB during 2011 was $107.7 million.

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

At December 31, 2010, advances from FHLB totaled $110.7 million with maturities within one day to three years.  These advances had a weighted average interest rate of 2.78%.   The average balance of advances with the FHLB during 2010 was $185.1 million.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of December 31,
(Dollars in thousands)	2011		2010
	Amount	Rate	Amount	Rate
Advances maturing in
2011	$-	-	$22,000	0.72%
2012	52,000	2.64%	30,000	4.32%
2013	50,000	2.64%	50,000	2.64%
Amortizing advance, due April 2012, requiring monthly principal and interest of $558,400	2,218	3.46%	8,719	3.46%
Total FHLB borrowings	$104,218		$110,719

2.  Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at December 31, 2011 in the amount of $3.8 million with a maturity date of August 25, 2016.  The note payable balance at December 31, 2010 was $4.2 million.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at December 31, 2011 and 2010 was 0.44% and 0.40%, respectively.

At December 31, 2011 and 2010, the Company had additional borrowings of $40 million from PNC which will mature on January 7, 2018.  These borrowings are secured by government agencies and mortgaged-backed securities.  These borrowings have a weighted average interest rate of 3.65%.  As of December 31, 2011, investment securities with a market value of $52.9 million were pledged as collateral to secure all borrowings with PNC.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 10 – BORROWINGS AND SUBORDINATED DEBENTURES - Continued

3.  Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I, which debt securities bear an interest rate of 2.70% at December 31, 2011, and reset quarterly at 3-month LIBOR plus 2.15%.  The Company also issued an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II, which debt securities had an initial interest rate of 5.80% until December 2009 and now resets quarterly at 3-month LIBOR plus 2.15%.  The interest rate at December 31, 2011 was 2.70%.

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

On August 13, 2009, the Company’s Board of Directors determined to suspend interest payments on the trust preferred securities.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, the Company believes this decision will better support the capital position of Royal Bank.  As of December 31, 2011 the trust preferred interest payment in arrears was $1.8 million and has been recorded in interest expense and accrued interest payable.

NOTE 11 - INCOME TAXES

The components of the income tax expense included in the consolidated statements of operations are as follows:

	For the years ended December 31,
(In thousands)	2011	2010	2009
Income tax expense
Current	$-	$-	$648
Deferred	-	-	(174)
Income tax expense	$-	$-	$474

The difference between the applicable income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2011, 2010, and 2009 is as follows:

	For the years ended December 31,
(In thousands)	2011	2010	2009
Computed tax benefit at statutory rate	$(2,997)	$(8,432)	$(11,474)
Tax-exempt income	(2)	(28)	(120)
Nondeductible expense	29	29	58
Bank owned life insurance	(137)	(133)	1,306
Bank owned life insurance excise penalty	-	-	474
Increase in valuation allowance	3,107	8,564	10,230
Applicable income tax expense	$-	$-	$474

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 11 - INCOME TAXES - Continued

Deferred tax assets and liabilities consist of the following:

	As of December 31,
(In thousands)	2011	2010
Deferred tax assets
Allowance for loan and lease losses	$5,998	$7,395
Tax net loss carryforward	10,046	9,984
Asset valuation reserves	431	431
Security writedowns	1,929	1,943
OREO writedowns	7,462	5,564
Investment in partnerships	3,761	2,398
Accrued pension liability	5,453	4,588
Accrued stock-based compensation	812	780
Net operating loss carryovers from Knoblauch State Bank	1,232	1,232
Non-accrual interest	678	2,029
Capital loss carryover	1,589	-
Other	8	8
Deferred tax assets before valuation allowance	39,399	36,352
Less valuation allowance	(36,233)	(33,479)

Less valuation allowance for accumulated other comprehensive income items	(134)	-
Total deferred tax assets	3,032	2,873
Deferred tax liabilities
Penalties on delinquent tax certificates	398	596
Unrealized gains on investment securities available for sale	1,337	1,228
Accretion on investments	650	127
Prepaid deductions	270	545
Other	(37)	(37)
Total deferred tax liabilities	2,618	2,459
Net deferred tax assets, included in other assets	$414	$414

As of December 31, 2011 the Company had net operating income tax loss carryforwards of approximately $28.7 million which are available to be carried forward to future tax years.  These loss carryforwards will expire in 2031 if not utilized.

 The Company has approximately $22.0 million of net operating loss carryovers from the acquisition of Knoblauch State Bank (“KSB”) of which $3.5 million was available to be utilized as of December 31, 2011. The utilization of these losses is subject to limitation under Section 382 of the Internal Revenue Code.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 11 - INCOME TAXES - Continued

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  The deferred tax assets, net of valuation allowances, totaled $414,000 at December 31, 2011 and 2010.  Management evaluated the deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders' equity if management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved business plans and ongoing tax planning strategies.  This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between projected operating performance, actual results and other factors.

As of December 31, 2011, the Company was in a cumulative book taxable loss position for the three-year period ended December 31, 2011.  For purposes of establishing a deferred tax asset valuation allowance, this cumulative book taxable loss position is considered significant objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future.  The cumulative book taxable loss position was caused by the negative impact on results from the banking operations, investment impairments and loan and lease losses over the past three years.  These conditions deteriorated dramatically during the three month period ended December 31, 2008 and continued throughout 2009, 2010 and 2011, causing a significant increase in the pre-tax losses due in part to much higher credit losses, and downward revisions to projections of future results.

As of December 31, 2011, 2010 and 2009, management concluded that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations.  As a result, the Company  recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future.  During 2009, 2010 and 2011, the Company established additional valuation allowances of $10.2 million, $7.7 million,  and $3.0 million, respectively, which was a result of the net operating losses for each year and the portion of the future tax benefit that more likely than not will not be utilized in the future.  The additional valuation allowance did not impact the net loss as no tax benefit was recorded during 2011 or 2010.  As of December 31, 2011 the valuation allowance for deferred tax assets totaled $36.4 million.  The net deferred tax asset of $414,000 relates to projected reversals of temporary differences in 2012 that are projected to be carried back to a prior year.

The Company is subject to income taxes in the U. S. and various state and local jurisdictions.  As of December 31, 2011, tax years 2005 through 2011 are subject to examination by various taxing authorities.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK-Continued

The Company’s exposure to credit loss in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The contract amounts are as follows:

	As of December 31,
(In thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk
Open-end lines of credit	$13,600	$30,560
Commitments to extend credit	7,073	-
Standby letters of credit and financial guarantees written	2,594	2,755

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Most guarantees extend for one year and expire in decreasing amounts through April 2013.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds personal or commercial real estate, accounts receivable, inventory or equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments is approximately 75%.

NOTE 13 – LEGAL CONTINGENCIES

As described under “Item 1 – Business” of this Report, Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   On March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”).  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey. Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of bid-rigging at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL effectively terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  It is possible, particularly in light of the plea entered by the former President of CSC and RTL, that the outcome of the investigation could result in fines and penalties being assessed against both CSC and RTL, which could also result in reputational risk due to negative publicity.   No proceedings have been instituted by the DOJ or any other governmental authority against CSC or RTL as of the date of this filing.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 13 – LEGAL CONTINGENCIES-Continued

As a result of the plea agreements of the former President of CSC and RTL and others resulting from the DOJ investigation, on March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division, Docket No. C-14007/12). On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey. The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief.

As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these actions or proceedings.

NOTE 14 – SHAREHOLDERS’ EQUITY

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

3.  Payment of Dividends

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if, after giving effect to the dividend payment, the total assets of the Company would exceed the total liabilities of the Company plus the amount necessary to satisfy preferential rights of holders of senior shareholders, and the Company is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) concerning the payment of dividends by the Company.  Under the Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings).  Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the FDIC.  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 14 – SHAREHOLDERS’ EQUITY-Continued

On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of December 31, 2011, the Series A Preferred stock dividend in arrears was $4.1 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury had the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.  The Treasury exercised its right and appointed two directors to the Company’s board of directors during 2011.

At December 31, 2011, as a result of significant losses within Royal Bank and cash and stock dividends declared and paid in previous years, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Additionally, as a result of the CPP completed between the Treasury and the Company on February 20, 2009, the Company is required to receive Treasury’s approval for any increases in the dividend above the amount of the last regular quarterly common stock dividend paid prior to October 14, 2008 and any repurchases of Company common stock. These restrictions on the payment of dividends and the repurchases of common stock by the Company became effective immediately upon closing and remain in effect until the earlier date of the third anniversary of the closing date of the preferred shares and the date of the redemption of the preferred shares.  In addition, under the terms of the CPP, the Company is not permitted to declare or pay cash dividends on, or redeem or otherwise acquire, stock that is junior to or on parity with the Series A Preferred Stock issued to Treasury at any time when the Company has not declared and paid full dividends on the Series A Preferred Stock.

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  At December 31, 2011, the Company and Royal Bank met all capital adequacy requirements to which it is subject.

Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12% during the term of the agreement.  Royal Bank met these requirements as of December 31, 2011.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  As of December 31, 2011, Royal Bank met the criteria for a well capitalized institution.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS - Continued

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for December 31, 2011 and the previous five quarters in accordance with U.S. GAAP.  However, a change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC and expects resolve the matter in 2012.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2011	$82,375	15.04%	$43,803	8.00%	$54,754	10.00%
At December 31, 2010	$89,547	13.76%	$52,057	8.00%	$65,071	10.00%
Tier I capital (to risk-weighted assets)
At December 31, 2011	$75,413	13.77%	$21,902	4.00%	$32,852	6.00%
At December 31, 2010	$81,253	12.49%	$26,029	4.00%	$39,043	6.00%
Tier I capital (to average assets, leverage)
At December 31, 2011	$75,413	9.09%	$33,189	4.00%	$41,486	5.00%
At December 31, 2010	$81,253	8.03%	$40,493	4.00%	$50,616	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

	For the years ended December 31,
(In thousands)	2011	2010
RAP net loss	$(15,626)	$(30,011)
Tax lien adjustment, net of noncontrolling interest	7,738	8,126
U.S. GAAP net loss	$(7,888)	$(21,885)

	At December 31, 2011		At December 31, 2010
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.04%	17.02%	13.76%	15.54%
Tier I capital (to risk-weighted assets)	13.77%	15.75%	12.49%	14.27%
Tier I capital (to average assets, leverage)	9.09%	10.48%	8.03%	9.24%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS - Continued

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At December 31, 2011	$106,745	18.82%	$45,386	8.00%	N/A	N/A
At December 31, 2010	$115,227	17.21%	$53,570	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At December 31, 2011	$99,539	17.55%	$22,693	4.00%	N/A	N/A
At December 31, 2010	$106,699	15.93%	$26,785	4.00%	N/A	N/A
Tier I Capital (to average assets, leverage)
At December 31, 2011	$99,539	11.64%	$34,209	4.00%	N/A	N/A
At December 31, 2010	$106,699	9.68%	$44,075	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) for the most recent six quarters consistent with GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the years ended December 31,
(In thousands)	2011	2010
U.S. GAAP net loss	$(8,563)	$(24,093)
Tax lien adjustment, net of noncontrolling interest	(7,738)	(8,126)
RAP net loss	$(16,301)	$(32,219)

	At December 31, 2011		At December 31, 2010
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	18.82%	16.90%	17.21%	15.48%
Tier I capital (to risk-weighted assets)	17.55%	15.63%	15.93%	14.20%
Tier I capital (to average assets, leverage)	11.64%	10.29%	9.68%	8.56%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 16 - PENSION PLANS

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	For the years ended December 31,
(In thousands)	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$12,526	$11,549
Service cost	306	301
Interest cost	615	622
Benefits paid	(531)	(484)
Actuarial loss	2,026	538
Benefits obligation at end of year	$14,942	$12,526
Unrecognized prior service cost	359	449
Unrecognized actuarial loss	3,845	1,962
	$4,204	$2,411

The accumulated benefit obligation at December 31, 2011 and 2010 was $14.1 million and $12.7 million, respectively.

The table below reflects the assumptions used to determine the benefit obligations:

	For the years ended December 31,
	2011	2010
Discount rate	4.00%	5.00%
Rate of compensation increase	4.00%	4.00%

The table below reflects the assumptions used to determine the net periodic pension cost:

	For the years ended December 31,
	2011	2010	2009
Discount rate	5.00%	5.50%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 16 - PENSION PLANS - Continued

Net pension cost included the following components:

	For the years ended December 31,
(In thousands)	2011	2010	2009
Service cost	$306	$301	$505
Interest cost	615	622	563
Amortization prior service cost	90	90	90
Amortization net actuarial loss	141	54	27
Net periodic benefit cost	$1,152	$1,067	$1,185

Benefit payments to be made from the Non-qualified Pension Plan are as follows:

As of December 31, 2011
Non-Qualified
(In thousands)	Pension Plans
2012	$652
2013	671
2014	671
2015	974
2016	1,075
Next five years thereafter	5,586

Benefit payments are expected to be made from insurance policies owned by the Company.  The cash surrender value for these policies was approximately $2.6 million and $2.4 million as of December 31, 2011 and 2010, respectively.

Defined Contribution Plan

The Company has a capital accumulation and salary reduction plan under Section 401(k) of the Internal Revenue Code of 1986, as amended.  Under the plan, all employees are eligible to contribute up to the maximum allowed by IRS regulation, with the Company matching 100% of any contribution between 1% and 5% subject to a $2,500 per employee annual limit.  During 2010 and 2009, no matching contribution was made as a result of a management decision to reduce costs.  During 2011 the Company partially reinstated the matching contribution and contributed $128,000 to the plan.

NOTE 17 - STOCK COMPENSATION PLANS

Under the Company’s Director’s and Employee’s Stock Option Plan, the Company may grant options to its directors, officers and employees for up to 2.1 million shares of common stock.   Non-qualified stock options may be granted under the Plan.  The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  Vesting periods range from one to five years from the date of grant.  The Company recognized compensation expense for stock options and restricted stock in the amounts of $93,000, $35,000 and $226,000 for December 31, 2011, 2010 and 2009, respectively.   The Company did not grant any options to purchase common stock in 2011.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 17 - STOCK COMPENSATION PLANS – Continued

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

A summary of the status of the Directors’ Plan is presented below:

	2011				2010		2009
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	74,086	$20.02	2.8		90,197	$19.15	95,950	$18.82
Exercised	-	-			-	-	-	-
Forfeited	-	-			(5,742)	11.72	(1,575)	21.78
Expired	(5,466)	11.90			(10,369)	17.09	(4,178)	10.57
Options outstanding at the end of the year	68,620	$20.66	2.0	$-	74,086	$20.02	90,197	$19.15
Options exercisable at the end of the year	68,620	$20.66	2.0	$-	74,086	$20.02	90,197	$19.15

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2011.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2011.

Information pertaining to options outstanding at December 31, 2011 is as follows:

	Options outstanding
		Weighted	Weighted
		Average	Average
Range of	Number	Exercise	Remaining
exercise prices	Outstanding	Price	Term (yrs)
$17.00 - $20.00	23,674	$18.11	1.0
$21.00 - $23.00	44,946	22.01	2.5
	68,620	$20.66	2.0

As of December 31, 2011 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 17 - STOCK COMPENSATION PLANS - Continued

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

A summary of the status of the Plan is presented below:

	2011				2010		2009
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	385,005	$20.30	3.3		401,626	$20.09	685,873	$19.72
Exercised	-	-			-	-	-	-
Forfeited	(18,168)	21.50			(16,621)	15.10	(263,866)	19.44
Expired	(30,918)	11.90			-	-	(20,381)	16.28
Options outstanding at the end of the year	335,919	$21.01	2.6	$-	385,005	$20.30	401,626	$20.09
Options exercisable at the end of the year	335,919	$21.01	2.6	$-	369,448	$20.24	357,737	$19.88

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2011.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2011.

Information pertaining to options outstanding at December 31, 2011 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$17.00 - $20.00	90,070	$18.09	0.8	90,070	$18.09
$21.00 - $23.00	245,849	22.08	3.2	245,849	22.08
	335,919	$21.01	2.6	335,919	$21.01

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 17 - STOCK COMPENSATION PLANS - Continued

The following table provides detail for non-vested shares under the Employees’ Plan as of December 31, 2011:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Non-vested options December 31, 2010	15,557	$21.78
Forfeited	(167)	21.78
Vested	(15,390)	21.78
Non-vested options December 31, 2011	-	$-

As of December 31, 2011 all outstanding shares are fully vested (exercisable).  The ability to grant new options under this plan has expired.

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

As of December 31, 2011, 172,390 shares from the unrestricted plan have been granted. The option price is equal to the fair market value at the date of the grant. The employee options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant date.  Directors’ options are exercisable on the one year anniversary of the date of grant and must be exercised within ten years of the grant date.

A summary of the status of the unrestricted portion of the Plan is presented below:

	2011				2010		2009
		Weighted	Weighted	(1)		Weighted		Weighted
		Average	Average	Average		Average		Average
		Exercise	Remaining	Intrinsic		Exercise		Exercise
	Options	Price	Term (yrs)	Value	Options	Price	Options	Price
Options outstanding at beginning of year	121,862	$9.76	7.3		135,312	$10.19	161,901	$10.89
Granted	-	-			-	-	-	-
Exercised	-	-			-	-	-	-
Forfeited	(5,422)	10.45			(13,450)	12.33	(26,102)	14.38
Expired	-	-			-	-	(487)	20.08
Options outstanding at the end of the year	116,440	$9.73	6.4	$-	121,862	$9.76	135,312	$10.19
Options exercisable at the end of the year	84,332	$10.73	6.3	$-	68,877	$11.35	62,295	$12.78

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on December 31, 2011.  The intrinsic value varies based on the changes in the market value in the Company’s stock.  Because the exercise price exceeded the market value of the options, the average intrinsic value was $0 at December 31, 2011.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 17 - STOCK COMPENSATION PLANS – Continued

Information pertaining to options outstanding at December 31, 2011 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Exercise	Remaining	Number	Exercise
exercise prices	Outstanding	Price	Term (yrs)	Outstanding	Price
$4.50	77,350	$4.50	6.8	50,610	$4.50
$20.08	39,090	20.08	5.6	33,722	20.08
	116,440	$9.73	6.4	84,332	$10.73

The following table provides detail for non-vested shares under the Long-Term Incentive Plan as of December 31, 2011:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Non-vested options December 31, 2010	52,985	$7.69
Granted	-	-
Forfeited	(2,010)	-
Vested	(18,867)	-
Non-vested options December 31, 2011	32,108	$7.10

There were a total of 32,108 unvested options at December 31, 2011, with a fair value of $87,000 and approximately $66,000 remained to be recognized in expense over a weighted-average period of 1.5 years.

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 18 - EARNINGS PER COMMON SHARE

Basic and diluted EPS are calculated as follows:

	For the year ended December 31, 2011
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(10,566)	13,256	$(0.80)

At December 31, 2011, 557,665 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year.  Additionally 30,407 warrants were also anti-dilutive.

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

	For the year ended December 31, 2009
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(34,931)	13,294	$(2.64)

At December 31, 2009, 713,098 options to purchase shares of common stock and restricted stock awards were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the year.  Additionally 30,407 warrants were also anti-dilutive.

NOTE 19 – COMPREHENSIVE INCOME (LOSS)

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 19 – COMPREHENSIVE INCOME (LOSS) - Continued

The components of other comprehensive income (loss) and the related tax effects are as follows:

	For the year ended December 31, 2011
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$531	$227	$304
Adjustment in deferred tax valuation allowance related to preferred and common stock	-	288	(288)
Less adjustment for impaired investments	(1,796)	(629)	(1,167)
Less reclassification adjustment for gains realized in net loss	1,782	624	1,158
Unrealized gains on investment securities	545	520	25
Unrecognized benefit obligation expense:
Actuarial loss	(2,026)	(709)	(1,317)
Less reclassification adjustment for amortization	(231)	(81)	(150)
	(1,795)	(628)	(1,167)
Other comprehensive loss, net	$(1,250)	$(108)	$(1,142)

	For the year ended December 31, 2010
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$6,102	$1,764	$4,338
Reduction in deferred tax valuation allowance related to preferred and common stock	-	(97)	97
Non-credit loss portion of other-than-temporary impairments	(87)	(30)	(57)
Less adjustment for impaired investments	(479)	(168)	(311)
Less reclassification adjustment for gains realized in net loss	1,290	452	838
Unrealized gains on investment securities	5,204	1,547	3,851
Unrecognized benefit obligation expense:
Actuarial loss	(538)	(188)	(350)
Less reclassification adjustment for amortization	(143)	(50)	(93)
	(395)	(138)	(257)
Other comprehensive income, net	$4,809	$1,409	$3,594

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 19 – COMPREHENSIVE INCOME (LOSS) - Continued

	For the year ended December 31, 2009
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$26,597	$9,269	$17,328
Reduction in deferred tax valuation allowance related to preferred and common stock	-	(3,022)	3,022
Non-credit loss portion of other-than-temporary impairments	(2,390)	(836)	(1,554)
Less adjustment for impaired investments	(11,041)	(3,864)	(7,177)
Less reclassification adjustment for gains realized in net loss	1,892	662	1,230
Unrealized gains on investment securities	33,356	14,657	24,743
Unrecognized benefit obligation expense:
Actuarial loss	(562)	(197)	(365)
Less reclassification adjustment for amortization	(117)	(41)	(76)
	(445)	(156)	(289)
Other comprehensive income, net	$32,911	$14,501	$24,454

The other components of accumulated other comprehensive loss included in shareholders’ equity at December 31, 2011, 2010, and 2009 are as follows:

	As of December 31,
(In thousands)	2011	2010	2009

Unrecognized benefit obligation	$(2,734)	$(1,567)	$(1,478)
Unrealized gains (losses) on AFS investments	3,534	3,509	(174)
Accumulated other comprehensive income (loss)	$800	$1,942	$(1,652)

Refer to “Note 16 – Pension Plans” to the Consolidated Financial Statements for more information.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

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

Level 2 securities include obligations of U.S. government-sponsored agencies, debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The prices were obtained from third party vendors. This category generally includes mortgage-backed securities and CMOs issued by U.S. government and government-sponsored agencies, non-agency CMOs, and corporate and municipal bonds.

Level 3 securities include five trust preferred securities.  The fair values for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

As of December 31, 2011	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$17,005	$-	$17,005
U.S. government agencies	-	36,084	-	36,084
Common stocks	248	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	234,034	-	234,034
Non-agency	-	4,832	-	4,832
Corporate bonds	-	12,975	-	12,975
Municipal bonds	-	965	-	965
Trust preferred securities	3,342	-	12,603	15,945
Other securities	-	-	6,918	6,918
Total available for sale	$3,590	$305,895	$19,521	$329,006

As of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$8,840	$-	$8,840
U.S. government agencies	-	29,737	-	29,737
Common stocks	483	-	-	483
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	234,653	-	234,653
Non-agency	-	7,137	-	7,137
Corporate bonds	-	9,286	-	9,286
Trust preferred securities	3,594	-	15,020	18,614
Other securities	-	-	6,867	6,867
Total available for sale	$4,077	$289,653	$21,887	$315,617

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the year ended December 31, 2011:

	Investment Securities Available for Sale
(In thousands)	Trust preferred securities	Other securities	Total
Beginning balance January 1, 2011	$15,020	$6,867	$21,887
Total gains/(losses) - (realized/unrealized):
Included in earnings	(1,740)	561	(1,179)
Included in other comprehensive income	484	(99)	385
Purchases	-	917	917
Sales and calls	(1,122)	(1,328)	(2,450)
Amortization of premium	(39)	-	(39)
Transfers in and/or out of Level 3	-	-	-
Ending balance December 31, 2011	$12,603	$6,918	$19,521

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the year ended December 31, 2010:

Investment Securities
Available for Sale
December 31,
(In thousands)	2010
Assets
Balance at the beginning of the period	$53,294
Total gains/(losses) - (realized/unrealized):
Included in earnings	(169)
Included in other comprehensive income	648
Purchases, issuances, and settlements, net	(31,886)
Transfers in and/or out of Level 3	-
Balance at the end of the period	$21,887

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

As of December 31, 2011	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$-	$-	$8,583	$8,583
Other real estate owned	-	-	21,016	21,016
Loans and leases held for sale	-	-	3,830	3,830

As of December 31, 2010	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans	$-	$-	$7,713	$7,713
Other real estate owned	-	-	15,226	15,226
Loans and leases held for sale	-	-	29,621	29,621

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and 2010.

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

Other Investment (carried at cost):

This investment includes the Solomon Hess SBA Loan Fund, which the Company invested in to partially satisfy its community reinvestment requirement.  Shares in this fund are not publicly traded and therefore have no readily determinable fair market value.  An investor can have their investment in the Fund redeemed for the balance of their capital account at any quarter end with 60 days notice to the Fund.  The investment in this Fund is recorded at cost.  The fair value is computed by applying the Company’s ownership percentage of the fund to the fund’s net asset value at year end.

Restricted investment in bank stock (carried at cost):

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

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

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

	As of December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	amount	fair value	amount	fair value
Financial Assets
Cash and cash equivalents	$24,506	$24,506	$51,733	$51,733
Investment securities available-for-sale	329,006	329,006	315,617	315,617
Other investment	1,538	1,538	1,538	1,538
Federal Home Loan Bank stock	8,474	8,474	10,405	10,405
Loans held for sale	12,569	12,569	29,621	29,621
Loans, net	397,863	395,616	475,725	473,349
Accrued interest receivable	15,463	15,463	16,864	16,864

Financial Liabilities:
Demand deposits	54,534	54,534	52,872	52,872
NOW and money markets	226,002	226,002	221,746	221,746
Savings	16,263	16,263	15,922	15,922
Time deposits	279,117	274,546	403,373	398,696
Short-term borrowings	54,218	53,936	22,000	22,000
Long-term borrowings	93,782	88,394	132,949	128,787
Subordinated debt	25,774	18,673	25,774	15,136
Accrued interest payable	3,450	3,450	3,983	3,983

NOTE 21 – SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking” and “Tax Liens”.  In previous years, the Company reflected “Equity Investments” and “Leasing” as operating segments.  Management has determined that the operating results and assets related to Equity Investments and Leasing should be reflected under the Community Banking segment.  The determination related to Equity Investments was based on the deconsolidation of the VIE as a result of the substantial completion of the project and minimal assets remaining. The determination related to Leasing was based on not meeting the quantitative thresholds for requiring disclosure. For additional discussion on the VIE, please refer to “Note 1- Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Community banking

The Company’s Community Banking segment, which includes Royal Bank and in the prior period Royal Asian Bank, consists of commercial and retail banking and leasing. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank.  For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk.  While Royal Bank makes very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 21 – SEGMENT INFORMATION - Continued

Royal Asian assets of $102.4 million and deposits of $89.3 million were included in “Community Banking” in the segment table for the year ended December 31, 2009.  Royal Asian recorded a net loss of $953,000 and $838,000 for 2010 and 2009, respectively.

Tax lien operation

The Company’s Tax Lien Operation consists of purchasing delinquent tax certificates from local municipalities at auction and then processing those liens to either encourage the property holder to pay off the lien, or to foreclose and sell the property.   The tax lien operation earns income based on interest rates (determined at auction) and penalties assigned by the municipality, along with gains the on sale of foreclosed properties.

Selected segment information and reconciliations to consolidated financial information are as follows:

(In thousands)	Community	Tax Lien
December 31, 2011	Banking	Operation	Consolidated

Total assets	$777,561	$70,887	$848,448
Total deposits	575,916	-	$575,916

Interest income	$31,882	$7,495	$39,377
Interest expense	11,624	2,462	14,086
Net interest income	20,259	5,032	25,291
Provision for loan and lease losses	6,644	1,084	7,728
Total other income	6,270	548	6,818
Total other expenses	30,365	1,704	32,069
Income tax (benefit) expense	(1,086)	1,086	-
Net (loss) income	$(9,395)	$1,707	$(7,688)
Noncontrolling interest	192	683	875
Net (loss) income attributable to Royal Bancshares	$(9,587)	$1,024	$(8,563)

(In thousands)	Community	Tax Lien
December 31, 2010	Banking	Operation	Consolidated

Total assets	$880,025	$100,601	$980,626
Total deposits	693,913	-	693,913

Interest income	$47,000	$10,262	$57,262
Interest expense	22,557	3,437	25,994
Net interest income	24,443	6,825	31,268
Provision for loan and lease losses	22,011	129	22,140
Total other income	7,376	389	7,765
Total other expenses	34,598	1,993	36,591
Impairment -real estate joint venture	1,552	-	1,552
Impairment -real estate owned via equity investment	2,600	-	2,600
Income tax (benefit) expense	(2,068)	2,068	-
Net (loss) income	$(26,874)	$3,024	$(23,850)
Noncontrolling interest	(967)	1,210	243
Net (loss) income attributable to Royal Bancshares	$(25,907)	$1,814	$(24,093)

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 21 – SEGMENT INFORMATION - Continued

(In thousands)	Community	Tax Lien
December 31, 2009	Banking	Operation	Consolidated

Total assets	$1,187,706	$105,020	$1,292,726
Total deposits	881,755	-	$881,755

Interest income	$55,619	$10,424	$66,043
Interest expense	33,433	4,006	37,439
Net interest income	22,186	6,418	28,604
Provision for loan and lease losses	19,981	624	20,605
Total other income	(2,039)	313	(1,726)
Total other expenses	34,330	3,326	37,656
Income tax (benefit) expense	(607)	1,081	474
Net (loss) income	$(33,557)	$1,700	$(31,857)
Noncontrolling interest	722	680	1,402
Net (loss) income attributable to Royal Bancshares	$(34,279)	$1,020	$(33,259)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $2.5 million, $3.4 million, and $4.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed financial information for the parent company only follows.

CONDENSED BALANCE SHEETS

	As of December 31,
(In thousands)	2011	2010
Assets
Cash	$5,101	$2,756
Investment in non-bank subsidiaries	27,740	26,712
Investment in Royal Bank	63,474	72,017
Loans, net	130	4,207
Other assets	410	774
Total assets	$96,855	$106,466
Subordinated debentures	$25,774	$25,774
Stockholders' equity	71,081	80,692
Total liabilities and stockholders' equity	$96,855	$106,466

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 22 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

CONDENSED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(In thousands)	2011	2010	2009
Income
Other income	$19	$19	$51
Total Income	19	19	51
Expenses
Other expenses	389	776	931
Provision for loan losses	945	750	809
Interest on subordinated debentures	643	647	1,085
Total Expenses	1,977	2,173	2,825
Loss before income taxes and equity in undistributed net loss	(1,958)	(2,154)	(2,774)
Income tax expense	-	-	109
Equity in undistributed net losses	(6,605)	(21,939)	(30,376)
Net loss	$(8,563)	$(24,093)	$(33,259)

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities
Net loss	$(8,563)	$(24,093)	$(33,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed losses from subsidiaries	6,605	21,939	30,376
Provision for loan losses	945	750	809
Interest on subordinated debentures	643	647	1,085
Non-cash income tax expense	-	-	109
Net cash used in operating activities	(370)	(757)	(880)
Cash flows from investing activities
Investment in Royal Bank	-	(15,260)	(39,907)
Loan payoffs (fundings)	2,754	(1,207)	-
Sale of Royal Asian Bank	-	12,365	-
Dividend proceeds from non-banking subsidiaries	-	5,000	10,000
Net cash provided by (used in) investing activities	2,754	898	(29,907)
Cash flows from financing activities:
Cash dividends paid	-	-	(359)
Issuance of preferred stock	-	-	30,407
Other, net	(39)	(168)	494
Net cash (used in) provided by financing activities	(39)	(168)	30,542
Net increase (decrease) in cash and cash equivalents	2,345	(27)	(245)
Cash and cash equivalents at beginning of period	2,756	2,783	3,028
Cash and cash equivalents at end of period	$5,101	$2,756	$2,783

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 23 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2011 and 2010, on a quarterly basis, for the Company:

	For the year ended December 31, 2011
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$8,754	$10,049	$10,000	$10,574
Net interest income	5,744	6,832	6,160	6,555
Provision for loan and lease losses	2,160	428	3,056	2,084
Net interest income after provision	3,584	6,404	3,104	4,471
Other income	2,594	73	2,787	1,364
Other expenses	7,206	8,109	9,785	6,969
Loss before income tax	$(1,028)	$(1,632)	$(3,894)	$(1,134)
Net loss	$(1,028)	$(1,632)	$(3,894)	$(1,134)
Less net (loss) income attributable to noncontrolling interest	(94)	261	331	377
Net loss attributable to Royal Bancshares of Pennsylavania, Inc.	$(934)	$(1,893)	$(4,225)	$(1,511)
Net loss available to common shareholders	$(1,438)	$(2,395)	$(4,724)	$(2,009)
Net loss per common share
Basic and diluted	$(0.11)	$(0.18)	$(0.36)	$(0.15)

Operating results for the fourth quarter of 2011 amounted to a loss of $934,000, which resulted in a decrease of $14.8 million from the loss recorded in the fourth quarter of 2010. The year over year improvement in the quarterly results was primarily related to a decline in the provision for loan and lease losses of $11.6 million coupled with a decline in other expenses of $5.1 million. The decline in the provision was almost entirely related to an increase in the provision of $11.4 million in the fourth quarter of 2010 associated with a mark to market at fair value of classified loans within a bulk asset sale. The Company had signed a letter of intent in the first quarter of 2011 to sell a pool of $54.1 million of classified assets ($30.3 million of non-performing loans, $10.8 million of classified accruing loans and $13.0 million of OREO properties) in a bulk sale, which were marked to market at the fair market value (projected sale price) at year end 2010. The decline in other expenses was principally related to a reduction in the OREO valuation allowance of $2.7 million and a reduction in expenses for the VIE related to real estate owned via equity investments associated with reduced impairment and lower investment partnership losses amounting to $926,000. The VIE was deconsolidated in 2011.  Reduced FDIC and state assessments of $236,000 related to a decline in deposit balances due to the sale of Royal Asian and redemption of brokered CDs, lower professional and legal fees of $479,000 and reduced loan collection expenses of $347,000 also contributed to the favorable change year over year in the fourth quarter. The bulk asset sale previously noted required a valuation allowance of the OREO properties of $2.8 million in the fourth quarter of 2010 to reflect their fair market value based upon the projected sale price and accounted for the year over year change.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 23 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) - Continued

Partially offsetting the favorable change in the 2011 fourth quarter operating results were a decline in net interest income of $1.6 million and a decline in other income of $603,000. The decline in quarterly net interest income year over year was attributed to the decline in average loan balances related to the sale of Royal Asian and loan payoffs, pay-downs, loan sales and charge-offs coupled with lower yields on both loans and investments in the current lower rate environment. The overall decline was partially mitigated by the continued reduction in interest expense associated primarily with the redemption of brokered CDs, FHLB advances and declining rates on maturing retail CDs. The decline in other income of $603,000 from the previous year’s comparable quarter was mostly attributed to the deconsolidation of the VIE. Included in other income in 2010 was a non-recurring gain on the sale of the Company’s LBSF claim in a pending lawsuit for $1.7 million related to the collateral for an interest rate swap with LBSF, which had previously been written off in 2008 in the amount of $5.0 million shortly after Lehman Brothers Holdings, Inc. declared bankruptcy. Included in other income in 2011 was a non-recurring recovery of $1.5 million from a guarantor of a real estate joint venture that was fully impaired in 2007. If the operating results in 2010 were adjusted for the loss of $14.2 million associated with the asset sale, the fourth quarter loss for 2010 would have been $1.5 million and the fourth quarter loss in 2011 would have amounted to an improvement of $560,000 above the 2010 results.

	For the year ended December 31, 2010
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$12,747	$13,719	$15,173	$15,623
Net interest income	7,352	7,562	8,334	8,020
Provision for loan and lease losses	13,753	2,194	4,290	1,903
Net interest income (loss) after provision	(6,401)	5,368	4,044	6,117
Other income	2,919	1,823	1,718	1,305
Other expenses	12,316	10,333	10,041	8,053
Loss before income tax	$(15,798)	$(3,142)	$(4,279)	$(631)
Net loss	$(15,798)	$(3,142)	$(4,279)	$(631)
Less net (loss) income attributable to noncontrolling interest	(111)	(347)	259	442
Net loss attributable to Royal Bancshares of Pennsylavania, Inc.	$(15,687)	$(2,795)	$(4,538)	$(1,073)
Net loss available to common shareholders	$(16,182)	$(3,289)	$(5,029)	$(1,563)
Net loss per common share
Basic and diluted	$(1.22)	$(0.25)	$(0.38)	$(0.12)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act.  Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as December 31, 2011.

 Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on its assessment under the COSO framework, the Company’s management concluded that the Company’s control over financial reporting was effective as of December 31, 2011.

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

By: /s/ Robert R. Tabas	By: /s/ Robert A. Kuehl
Robert R. Tabas	Robert A. Kuehl
Principal Executive Officer	Principal Financial Officer and Principal Accounting Officer
March 30, 2012	March 30, 2012

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE

The information required in this Item, relating to directors, executive officers, and control persons is set forth in the Company’s Proxy Statement to be used in connection with the 2012 Annual Meeting of Shareholders under the captions “Information About Nominees, Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth in the Company’s Proxy Statement to be used in connection with the 2012 Annual Meeting of Shareholders, under the captions “Summary Compensation Table,” “Grants of Plan-Based Awards – 2011,” “Outstanding Equity Awards Table,” “Option Exercises and Stock Vested Table,” “Retirement Plans,” “Non-Qualified Deferred Compensation Plans,” “Other Potential Post-Employment Payments,” “Director Compensation Table,” “Outstanding Options Held by Directors,” and “Compensation Committee Report,” which pages are incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item, relating to beneficial ownership of the Registrant’s Common Stock, is set forth in the Company’s Proxy Statement to be used in connection with the 2012 Annual Meeting of Shareholders, under the captions “Principal Shareholders” and “Information About Nominees, Continuing Directors and Executive Officers,” which pages are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Company’s equity compensation plans as of December 31, 2011:

Outside Director Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	68,620	$20.66	-
Equity compensation plan not approved by security holders	-	-	-
Total	68,620	$20.66	-

Employee Stock Option Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	335,919	$21.01	-
Equity compensation plan not approved by security holders	-	-	-
Total	335,919	$21.01	-

Long Term Incentive Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	116,440	$9.73	808,928
Equity compensation plan not approved by security holders	-	-	-
Total	116,440	$9.73	808,928

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth in the Company’s Proxy Statement to be used in connection with the 2012 Annual Meeting of Shareholders, under the caption “Interests of Management and Others in Certain Transactions,” which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears under the caption “Audit Committee Report” of the Proxy Statement to be used in connection with the 2012 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a.)	1	Financial Statements
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

10.3	Outside Directors’ Stock Option Plan. (Incorporated by reference to the Registrant’s Registration Statement N0. 333-25855, on form S-8 filed with the Commission on April 5, 1997).*

10.4	Royal Bancshares of Pennsylvania, Inc. 2007 Long-Term Incentive Plan. (Incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated April 6, 2007).*

10.5
Letter Agreement, including Securities Purchase Agreement - Standard Terms, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury.  (Incorporated by reference to exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.6
Side Letter Agreement, dated February 20, 2009, between Royal Bancshares of Pennsylvania, Inc. and the United States Department of the Treasury.  (Incorporated by reference to exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009.)

10.7
Form of Letter Agreement, dated December 19, 2008, between Royal Bancshares of Pennsylvania, Inc. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department’s Capital Purchase Program.* (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009.)

10.8
Employment Agreement, dated June 1, 2008, between the Company, Royal Bank America and Robert A. Kuehl.  (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 2 on Form 10-K/A filed on November 13, 2009.)

10.9	Royal Bank America Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.10	SERP Participation Agreement, as amended — Robert Tabas. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.11	SERP Participation Agreement, as amended — James J. McSwiggan. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.12	SERP Participation Agreement, as amended — Murray Stempel. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009.)

10.13
Form of Written Agreement between the Company and the Federal Reserve Bank of Philadelphia dated as of March 17, 2010.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010).

11.	Statement re: Computation of Earnings Per Share. (Included at Item 8, hereof, Note 18, “Earnings Per Common Share”.)

12.	Statement re: Computation of Ratios. (Included at Item 8 here of, Note 15, “Regulatory Capital Requirements.”)

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

101	Interactive Data File

* Denotes compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC.

By: /s/ Robert R. Tabas	By: /s/ Robert A. Kuehl
Robert R. Tabas	Robert A. Kuehl
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	Principal Financial Officer and Principal Accounting Officer
March 30, 2012	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

By: /s/ Robert R. Tabas	By: /s/ James J. McSwiggan
Robert R. Tabas	James J. McSwiggan
Chief Executive Officer/Chairman of the Board	President/Chief Operating Officer/Director
March 30, 2012	March 30, 2012

By: /s/ Edward F. Bradley	By: /s/ William Hartman
Edward F. Bradley	William Hartman
Director	Director
March 30, 2012	March 30, 2012

By: /s/ Wayne R. Huey, Jr.	By: /s/ Anthony Micale
Wayne R. Huey, Jr	Anthony Micale
Director	Director
March 30, 2012	March 30, 2012

By: /s/ Michael Piracci	By: /s/ Linda Tabas Stempel
Michael Piracci	Linda Tabas Stempel
Director	Director
March 30, 2012	March 30, 2012

By: /s/ Murray Stempel, III	By: /s/ Edward B. Tepper
Murray Stempel, III	Edward B. Tepper
Vice Chairman of the Board	Director
March 30, 2012	March 30, 2012

By: /s/ Gerard M. Thomchick	By: /s/ Howard Wurzak
Gerard M. Thomchick	Howard Wurzak
Director	Director
March 30, 2012	March 30, 2012