Form 10-Q
period 2012-03-31
ROYAL BANCSHARES OF PENNSYLVANIA INC
filed 2012-05-15
CIK 922487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:              March 31, 2012

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No. ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at April 30, 2012
$2.00 par value	10,871,454

Class B Common Stock	Outstanding at April 30, 2012
$0.10 par value	2,074,099

PART I – FINANCIAL STATEMENTS
Item 1.	Financial Statements

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS	(In thousands, except share data)
Cash and due from banks	$9,367	$10,128
Interest bearing deposits	14,796	14,378
Total cash and cash equivalents	24,163	24,506
Investment securities available-for-sale ("AFS”)	335,805	329,006
Other investment, at cost	1,538	1,538
Federal Home Loan Bank ("FHLB") stock	8,050	8,474
Loans and leases held for sale ("LHFS")	8,736	12,569
Loans and leases ("LHFI")	400,140	414,243
Less allowance for loan and lease losses	16,454	16,380
Net loans and leases	383,686	397,863
Bank owned life insurance	14,171	14,032
Accrued interest receivable	13,178	15,463
Other real estate owned ("OREO"), net	24,304	21,016
Premises and equipment, net	5,348	5,394
Other assets	17,752	18,587
Total assets	$836,731	$848,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$53,352	$54,534
Interest bearing	522,814	521,382
Total deposits	576,166	575,916
Short-term borrowings	26,557	54,218
Long-term borrowings	108,670	93,782
Subordinated debentures	25,774	25,774
Accrued interest payable	4,268	3,450
Other liabilities	20,509	19,363
Total liabilities	761,944	772,503
Shareholders’ equity
Royal Bancshares of Pennsylvania, Inc. equity:
Preferred stock, Series A perpetual, $1,000 liquidation value, 500,000 shares authorized,30,407 shares issued and outstanding at March 31, 2012 and December 31, 2011	29,004	28,878
Class A common stock, par value $2.00 per share, authorized 18,000,000 shares; issued,11,362,496 and 11,361,580 at March 31, 2012 and December 31, 2011, respectively	22,725	22,723
Class B common stock, par value $0.10 per share; authorized 3,000,000 shares; issued,2,080,574 and 2,081,371 at March 31, 2012 and December 31, 2011, respectively	208	208
Additional paid in capital	126,259	126,245
Accumulated deficit	(101,800)	(100,803)
Accumulated other comprehensive income	1,125	800
Treasury stock - at cost, shares of Class A, 498,488 at March 31, 2012 and December 31, 2011	(6,971)	(6,971)
Total Royal Bancshares of Pennsylavania, Inc. shareholders’ equity	70,550	71,080
Noncontrolling interest	4,237	4,865
Total equity	74,787	75,945
Total liabilities and shareholders’ equity	$836,731	$848,448

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - (unaudited)

	For the three months ended
	March 31,
(In thousands, except per share data)	2012	2011
Interest income
Loans and leases, including fees	$6,817	$8,094
Investment securities available-for-sale	1,980	2,459
Deposits in banks	9	21
Total Interest Income	8,806	10,574
Interest expense
Deposits	1,628	2,725
Short-term borrowings	293	44
Long-term borrowings	892	1,250
Total Interest Expense	2,813	4,019
Net Interest Income	5,993	6,555
Provision for loan and lease losses	84	2,084
Net Interest Income after Provision for Loan and Lease Losses	5,909	4,471

Other income
Service charges and fees	301	257
Income from bank owned life insurance	138	95
Income related to real estate owned via equity investments	19	50
Gains on sales of loans and leases	41	12
Income from real estate joint ventures	-	250
Net (losses) gains on sales of other real estate owned	(138)	394
Net gains on the sale of AFS investment securities	139	8
Other income	161	298
Total Other Income	661	1,364
Other expenses
Employee salaries and benefits	2,855	2,654
Loss contingency accrual	1,600	-
Professional and legal fees	1,004	1,071
OREO and loan collection expenses	748	642
Occupancy and equipment	549	605
Pennsylvania shares tax	315	312
FDIC and state assessments	206	525
Directors' fees	102	76
OREO impairment	53	393
Stock option expense	14	23
Expenses related to real estate owned via equity investments	-	48
Other operating expenses	621	620
Total Other Expenses	8,067	6,969
Loss Before Tax Benefit	(1,497)	(1,134)
Income tax benefit	-	-
Net Loss	$(1,497)	$(1,134)
Less net (loss) income attributable to noncontrolling interest	$(628)	$377
Net loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(869)	$(1,511)
Less Preferred stock Series A accumulated dividend and accretion	$506	$498
Net loss available to common shareholders	$(1,375)	$(2,009)
Per common share data
Net loss – basic and diluted	$(0.10)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Statements of Consolidated Comprehensive Loss - (unaudited)

	For the three months ended
	March 31,
(In thousands)	2012	2011
Net loss	$(1,497)	$(1,134)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	364	(503)
Less reclassification adjustment for gains realized in net loss	90	5
Unrealized gains (losses) on investment securities	274	(508)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(51)	(36)
Other comprehensive income (loss)	325	(472)
Comprehensive loss	$(1,172)	$(1,606)
Less comprehensive (loss) income attributable to noncontrolling interest	(628)	377
Comprehensive loss attributable to Royal Bancshares of Pennsylvania, Inc.	$(544)	$(1,983)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Three months ended March 31, 2012
(unaudited)

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2012	$28,878	11,362	$22,723	2,081	$208	$126,245	$(100,803)	$800	$(6,971)	$4,865	$75,945
Net loss							(869)			(628)	(1,497)
Other comprehensive income, net of reclassifications and taxes								325		-	325
Common stock conversion from Class B to Class A		1	2	(1)	-		(2)				-
Accretion of discount on preferred stock	126						(126)				-
Stock option expense						14					14
Balance March 31, 2012	$29,004	11,363	$22,725	2,080	$208	$126,259	$(101,800)	$1,125	$(6,971)	$4,237	$74,787

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
Three months ended March 31, 2011
(unaudited)

	Preferred stock	Class A common stock		Class B common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Treasury	Noncontrolling	Total Shareholders'
(In thousands, except share data)	Series A	Shares	Amount	Shares	Amount	capital	deficit	income	stock	Interest	Equity
Balance January 1, 2011	$28,395	11,355	$22,711	2,087	$209	$126,152	$(91,746)	$1,942	$(6,971)	$3,401	$84,093
Net loss							(1,511)			377	(1,134)
Other comprehensive loss, net of reclassifications and taxes								(472)		-	(472)
Common stock conversion from Class B to Class A		6	12	(5)	(1)		(11)				-
Accretion of discount on preferred stock	118						(118)				-
Stock option expense						23					23
Balance March 31, 2011	$28,513	11,361	$22,723	2,082	$208	$126,175	$(93,386)	$1,470	$(6,971)	$3,778	$82,510

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL BANCSHARES OF PENNSYLVANIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
Three months ended March 31,

(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(869)	$(1,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106	118
Stock compensation expense	14	23
Provision for loan and lease losses	84	2,084
Impairment charge for other real estate owned	53	393
Loss contingency accrual	1,600	-
Net amortization of investment securities	1,317	802
Net accretion on loans	(66)	(77)
Net losses (gains) on sales of other real estate	138	(394)
Proceeds from sales of loans and leases	3,831	118
Gains on sales of loans and leases	(41)	(12)
Net gains on sales of investment securities	(139)	(8)
Distribution from investments in real estate	(19)	(50)
Income from real estate joint ventures	-	(250)
Income from bank owned life insurance	(138)	(95)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	2,285	(3)
Decrease in other assets	695	3,968
Increase in accrued interest payable	818	487
(Decrease) increase in other liabilities	(1,094)	859
Net cash provided by operating activities	8,575	6,452
Cash flows from investing activities:
Proceeds from call/maturities of available-for-sale ("AFS") investment securities	39,958	17,408
Proceeds from sales of AFS investment securities	11,827	43,549
Purchase of AFS investment securities	(58,959)	(50,793)
Redemption of Federal Home Loan Bank stock	424	521
Net decrease in loans	5,865	32,233
Purchase of premises and equipment	(60)	(41)
Distribution from investments in real estate	19	50
Proceeds from sales of foreclosed real estate	4,531	1,594
Net cash provided by investing activities	3,605	44,521
Cash flows from financing activities:
(Decrease) increase in demand and NOW accounts	(1,375)	2,980
Increase (decrease) in money market and savings accounts	719	(11,266)
Increase (decrease) in certificates of deposit	906	(40,558)
Repayments of short-term borrowings	(27,661)	-
Repayments of long-term borrowings	(112)	(1,716)
Proceeds from long-term borrowings	15,000	-
Net cash used in financing activities	(12,523)	(50,560)
Net (decrease) increase in cash and cash equivalents	(343)	413
Cash and cash equivalents at the beginning of the period	24,506	51,733
Cash and cash equivalents at the end of the period	$24,163	$52,146
Supplemental Disclosure
Interest paid	$1,995	$3,532
Transfers to other real estate owned	$8,010	$3,030

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Applications of the principles in the Company’s preparation of the consolidated financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items in the 2011 consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format.  There was no effect on net loss for the periods presented herein as a result of reclassification.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”) which generally clarifies guidance in ASC Topic 820 “Fair Value Measurements and Disclosures”. The amendments in ASU 2011-004 explain how to measure fair value and change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted ASU 2011-04 during the first quarter of 2012 and it did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which amends ASC Topic 220 “Comprehensive Income”. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in ASU 2011-05. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, ASU 2011-05 was effective for the first interim or annual period beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a significant impact on the Company’s consolidated financial statements.  The Company adopted the two-statement approach.

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

Note 2.	Regulatory Matters and Significant Risks or Uncertainties

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

Continued Losses

Over the past four years, the Company has recorded significant losses totaling $104.0 million which were primarily related to charge-offs on the loan and lease portfolio, impairment charges on investment securities, impairment charges on OREO, credit related expenses and the establishment of a deferred tax valuation allowance.  For the first quarter of 2012, the net loss amounted to $869,000, which represented an improvement of $642,000, or 42.5%, from the loss recorded for the comparable period in 2011. The year-over-year decrease in losses was mainly related to a $2.0 million reduction in the provision for loan losses partially offset by a $1.6 million legal contingency accrual for a potential settlement with the U.S. Department of Justice related to the tax lien subsidiaries.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $960,000.  In addition to reducing the total shareholders’ equity, the continued losses and negative retained earnings impacts the Company’s ability to pay cash dividends to its shareholders now and in future years.  The Company’s deferred tax valuation allowance amounted to $36.4 million at March 31, 2102.  The deferred tax valuation allowance is a result of management’s conclusion that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets.

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

The Company had non-performing loans of $41.2 million and $65.1 million at March 31, 2012 and 2011, respectively.  The Company recorded $153,000 in charge-offs for the first quarter of 2012 compared to $177,000 in charge-offs for the first quarter of 2011.  OREO balances were $24.3 million at March 31, 2012 and $30.7 million at March 31, 2011.

Management is reporting information as of June 30, 2009 as a benchmark for the following comparisons since the Orders reflected the balance sheet conditions and Statement of Operations as of that date.  Royal Bank was successful in reducing net classified loans, which includes LHFS and OREO from $149.6 million at June 30, 2009 to $68.6 million at March 31, 2012. Royal Bank’s delinquent loans held for investment (30 to 90 days) amounted to $36.3 million at June 30, 2009 versus $4.2 million at March 31, 2012. Material advances on any classified or delinquent loan are to be approved by the board of directors and determined to be in Royal Bank’s best interest.  The Company has restructured the investment portfolio to reduce credit risk by selling corporate debt securities and equity securities and replacing their maturities with U.S. government issued or sponsored securities. Royal Bank did not record other-than-temporary-impairment (“OTTI”) losses during the first quarter of 2012 or 2011.

Commercial Real Estate (“CRE”) Concentrations

As mentioned previously the adverse economic conditions have primarily impacted the real estate secured loan portfolio.  Commercial real estate and construction and development loans are often riskier and tend to have significantly larger balances than home equity loans or residential mortgage loans to individuals.  While the Company believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property.  As a result, these loans are more likely to be unfavorably affected by adverse conditions in the real estate market or the economy in general, which may result in increasing levels of loan charge-offs and non-performing assets and the reduction of earnings.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  It is possible that Royal Bank may be required to maintain higher levels of capital than it would be otherwise be expected to maintain as a result of the Bank’s commercial real estate loans, which may require the Company to obtain additional capital.

Commercial real estate and construction and land development loans held for investment were $229.5 million at March 31, 2012 comprising 57% of total loans compared to $236.7 million or 57% of total loans at December 31, 2011.  Royal Bank was successful in reducing the CRE concentration, which includes loans held for sale from $289.1 million at June 30, 2009 to $172.0 million at March 31, 2012, which amounted to 183.7% of total capital and 198.2% of Tier 1 capital. At March 31, 2012, total construction/land loans (“CL loans”) including loans held for sale amounted to $55.1 million, or 58.9%, of total capital and 63.5% of Tier 1 capital. Based on capital levels calculated under U.S. GAAP, as shown above, Royal Bank no longer has a concentration of commercial real estate loans as defined in the joint agency “Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued on December 12, 2006 (“Guidance”). Based on capital levels calculated under RAP (see discussion in “Note 11 – Regulatory Capital Requirements” to the Consolidated Financial Statements), CRE loans and CL loans as a percentage of total capital and Tier 1 capital, respectively, are 206.0%, 224.1%, 66.0% and 71.8%. Under RAP, Royal Bank does not have a concentration of commercial real estate loans as defined in the Guidance.  Included in the figures above are LHFS as of March 31, 2012.

Liquidity and Funds Management

Royal Bank has limited capacity to borrow additional funds in the event it is needed for liquidity purposes. However, Royal Bank has continued to maintain liquidity measures that are well in excess of the target levels.  As discussed in “Note 8 – Borrowings and Subordinated Debentures” to the Consolidated Financial Statements, Royal Bank has an over collateralized delivery requirement of 105% with the FHLB as a result of the level of non-performing assets and the losses that have been experienced over the past four years.   The ability to borrow additional funds is based on the amount of collateral that is available to be pledged.  As of March 31, 2012, Royal Bank had $32.7 million of available borrowing capacity at the FHLB as a result of excess collateral that has been pledged.  In addition at March 31, 2012, Royal Bank had $156.4 million in unpledged agency securities that were available to be pledged as collateral if needed and $24.2 million in cash on hand.  Royal Bank also has limited availability to borrow from the Federal Reserve Discount Window, which was $5.5 million at March 31, 2012, and was based on collateral pledged.

At March 31, 2012, the liquidity to deposits ratio was 40.4% compared to Royal Bank’s 12% policy target and the liquidity to total liabilities ratio was 30.8% compared to Royal Bank’s 10% policy target. Brokered CDs declined $221.1 million from $226.9 million at June 30, 2009 to $5.8 million at March 31, 2012. Borrowings declined $148.7 million from $283.9 million at June 30, 2009 to $135.2 million at March 31, 2012.

The Company also has unfunded pension plan obligations of $15.0 million as of March 31, 2012 which potentially could impact liquidity.  The Company plans to fund the pension plan obligations through existing Company owned life insurance policies.

Dividend and Interest Restrictions

Due to the MOU and the Federal Reserve Agreement, our ability to obtain lines of credit, to receive attractive collateral treatment from funding sources, and to pursue all attractive funding alternatives in this current low interest rate environment could be impacted and thereby limit liquidity alternatives. On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock and to suspend interest payments on the $25.8 million in trust preferred securities.  As of March 31, 2012, the Series A Preferred stock dividend in arrears was $4.5 million and has not been recognized in the consolidated financial statements.  As of March 31, 2012 the trust preferred interest payment in arrears was $1.9 million and has been recorded in interest expense and accrued interest payable. The Company believes the decision to suspend the preferred cash dividends and the trust preferred interest payments will better support the capital position of Royal Bank. As a result of the Company missing the sixth quarterly dividend payment due on November 16, 2010, the Treasury exercised its rights under the Capital Purchase Program and appointed two directors to our board of directors in 2011 until all accrued but unpaid dividends have been paid in full by the Company.

At March 31, 2012, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

Capital Adequacy

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2012 and the previous six quarters in accordance with U.S. GAAP.  However, the change in the manner of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and potentially the Company’s capital ratios as disclosed in “Note 11 - Regulatory Capital Requirements” to the Consolidated Financial Statements.  Royal Bank is in discussions with the FDIC to resolve the matter.

Under the MOU, Royal Bank must maintain a minimum total risk-based capital ratio and a minimum Tier 1 leverage ratio of 12% and 8%, respectively. At March 31, 2012, based on capital levels calculated under RAP, Royal Bank’s total risk-based capital and Tier 1 leverage ratios were 15.83% and 9.22%, respectively.

Department of Justice Investigation (“DOJ”)

Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   As previously discussed in the Company’s form 10-K for the year ended December 31, 2011, on March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of bid-rigging at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL effectively terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on recent developments, however, including discussions with the DOJ and in light of the plea entered by the former President of CSC and RTL, the Company now believes that the outcome of the investigation will result in fines and penalties being assessed against both CSC and RTL.  Accordingly, although no proceedings have been instituted by the DOJ or any other governmental authority against CSC or RTL as of the date of this filing, the Company has accrued $1.6 million for the period ended March 31, 2012 as a reasonable estimate for a loss contingency relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $960,000.  An additional loss resulting from the DOJ investigation is reasonably possible, but cannot be reasonably estimated at this time.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied by the DOJ against CSC or RTL.

As a result of the plea agreements of the former President of CSC and RTL and others resulting from the DOJ investigation, a number of lawsuits have been filed against the former President of CSC and RTL, CSC, RTL, the Company and certain other parties.  On March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division, Docket No. C-14007/12).  On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey.  The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief. As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this class action lawsuit.

On March 30, 2012, April 20, 2012 and May 2, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey), respectively.  Motions to consolidate the Boyer action, Contarino action and the MSC action were filed by the attorney for the plaintiff in the MSC action and are pending before the Court.  Counsel for the plaintiff in the English action has written to the Court requesting consolidation with the Boyer, Contarino and MSC actions. Additionally, the plaintiffs’ counsels for the MSC action and the English action are both requesting the appointment of lead counsel.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these class action lawsuits.

Management Plans

In addition to increased board oversight and the creation of a Regulatory Compliance Committee in response to the previous Orders, the Company has enhanced the board through the addition of experienced directors with diverse backgrounds. The new members are comprised of the following: a former banking regulator with consulting experience, a former CEO of a much larger financial institution who has bank turnaround experience, a former President of the lead bank within a larger financial institution (Treasury appointee), a former executive within the financial services industry (Treasury appointee) and a former senior partner of a public accounting firm.  During the first quarter, the board elected a Lead Independent Director to further improve corporate governance by serving as a liaison between the Chairman of the board, management and the independent directors.

The Company implemented a strategy to mitigate the negative impact to the capital ratios associated with losses in earnings through the reduction of the balance sheet (deleveraging), which was accomplished primarily through the redemption of brokered deposits and FHLB borrowings by reducing the balances of cash, investment securities and loans. This strategy of reducing the size of the balance sheet has provided greater use of the existing capital despite the continued losses of income by maintaining that capital ratio as a percentage of the remaining reduced level of assets in order to achieve capital ratios at required regulatory levels. The board and management remain committed to meeting the capital level requirements for Royal Bank as set forth in the previous Orders and current MOU and have therefore developed a contingency plan to maintain capital ratios at required levels. The deleveraging of the balance sheet has resulted in a decline in the assets from $1.2 billion at June 30, 2009 to $836.7 million at March 31, 2012, resulting in a reduction of approximately $365 million which was primarily associated with loans and investments.

The Company’s strategic plan includes compliance with the MOU and the Federal Reserve Agreement discussed above, reducing the level of classified loans within the loan portfolio and improving the overall level of credit quality, maintaining reduced credit risk within the investment portfolio and returning to profitability. In concert with these efforts, the Company has started to transition towards a community bank focus within its geographic footprint and adjacent markets.  The strategic plan also provides a framework for maintaining required capital ratios while also continuing the reduction of the risk profile of the Company and Royal Bank. During the past two years the Company has made significant progress in reducing losses in earnings, improving capital ratios, improving credit quality, reducing the CRE concentration, strengthening the board of directors and maintaining strong liquidity. Royal Bank recently hired a new Chief Lending Officer who has significant experience in commercial and consumer lending with a larger bank within the Philadelphia market. In addition, due to the pending retirements of the current Chief Executive Officer (“CEO”) and the President on or before December 31, 2012, the Company’s board of directors will conduct an executive search for a candidate for the combined role of President and CEO.

Note 3.	Investment Securities

The carrying value and fair value of investment securities available-for-sale (“AFS”) at March 31, 2012 are as follows:

		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$29,105	$361	$(14)	$-	$29,452
U.S. government agencies	29,972	50	(163)	-	29,859
Common stocks	33	14	-	-	47
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	240,870	3,888	(466)	-	244,292
Non-agency	1,118	-	(76)	-	1,042
Corporate bonds	7,299	33	(307)	-	7,025
Municipal bonds	985	-	(28)	-	957
Trust preferred securities	13,658	2,220	-	-	15,878
Other securities	6,818	459	(24)	-	7,253
Total available for sale	$329,858	$7,025	$(1,078)	$-	$335,805

The carrying value and fair value of investment securities AFS at December 31, 2011 were as follows:

		Included in Accumulated Other Comprehensive Income (AOCI)
			Gross unrealized losses
(In thousands)	Amortized cost	Gross unrealized gains	Non-OTTI in AOCI	Non-credit related OTTI in AOCI	Fair value
Mortgage-backed securities-residential	$16,763	$309	$(67)	$-	$17,005
U.S. government agencies	35,966	122	(4)	-	36,084
Common stocks	130	118	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	231,262	3,315	(543)	-	234,034
Non-agency	4,739	94	(1)	-	4,832
Corporate bonds	13,342	104	(471)	-	12,975
Municipal bonds	985	-	(20)	-	965
Trust preferred securities	13,665	2,280	-	-	15,945
Other securities	6,586	347	(15)	-	6,918
Total available for sale	$323,438	$6,689	$(1,121)	$-	$329,006

The amortized cost and fair value of investment securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2012
(In thousands)	Amortized cost	Fair value
Within 1 year	$26,072	$25,911
After 1 but within 5 years	6,199	6,254
After 5 but within 10 years	2,985	2,749
After 10 years	16,658	18,805
Mortgage-backed securities-residential	29,105	29,452
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	240,870	244,292
Non-agency	1,118	1,042
Total available for sale debt securities	323,007	328,505
No contractual maturity	6,851	7,300
Total available for sale securities	$329,858	$335,805

Proceeds from the sales of AFS investments during the three months ended March 31, 2012 and 2011 were $11.8 million and $43.5 million, respectively.  The following table summarizes gross realized gains and losses on the sale of securities recognized in earnings in the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2012	2011
Gross realized gains	$311	$587
Gross realized losses	(172)	(579)
Net realized gains	$139	$8

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

Under ASC Topic 320, OTTI is considered to have occurred with respect to debt securities (1) if an entity intends to sell the security; (2) if it is more likely than not an entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.  In addition, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell or will more likely than not be required to sell the security.  If an entity intends to sell the security or will be required to sell the security, the OTTI shall be recognized in earnings equal to the entire difference between the fair value and the amortized cost basis at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, the OTTI shall be separated into two amounts, the credit-related loss and the noncredit-related loss. The credit-related loss is based on the present value of the expected cash flows and is recognized in earnings.  The noncredit-related loss is based on other factors such as illiquidity and is recognized in other comprehensive income.   The Company did not record OTTI charges to earnings during the first quarter of 2012 and 2011.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at March 31, 2012 and 2011 for which a portion of OTTI was recognized in other comprehensive income:

(In thousands)	2012	2011
Balance at January 1,	$173	$924
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	-	-
Reductions for securities sold during the period (realized)	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company intends to sell the security	-	-
Balance at March 31,	$173	$924

The tables below indicate the length of time individual AFS securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

March 31, 2012	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities-residential	$8,209	$(14)	$-	$-	$8,209	$(14)
U.S. government agencies	18,816	(163)	-	-	18,816	(163)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	52,204	(420)	6,219	(46)	58,423	(466)
Non-agency	1,042	(76)	-	-	1,042	(76)
Corporate bonds	1,918	(82)	2,773	(225)	4,691	(307)
Municipal bonds	957	(28)	-	-	957	(28)
Other securities	825	(24)	-	-	825	(24)
Total available-for-sale	$83,971	$(807)	$8,992	$(271)	$92,963	$(1,078)

December 31, 2011	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities-residential	$9,588	$(67)	$-	$-	$9,588	$(67)
U.S. government agencies	2,999	(1)	3,996	(3)	6,995	(4)
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	35,511	(374)	10,149	(169)	45,660	(543)
Non-agency	-	-	669	(1)	669	(1)
Corporate bonds	3,804	(197)	3,751	(274)	7,555	(471)
Municipal bonds	965	(20)	-	-	965	(20)
Other securities	502	(15)	-	-	502	(15)
Total available-for-sale	$53,369	$(674)	18,565	$(447)	$71,934	(1,121)

The AFS portfolio had gross unrealized losses of $1.1 million at March 31, 2012 and December 31, 2011.  In determining the Company’s intent not to sell and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, management considers the following factors: current liquidity and availability of other non-pledged assets that permits the investment to be held for an extended period of time but not necessarily until maturity, capital planning, and any specific investment committee goals or guidelines related to the disposition of specific investments.

Common stocks:  As of March 31, 2012, the Company had two common stocks of financial institutions with a total fair value of $47,000 and an unrealized gain of $14,000.  During the first quarter of 2012 the Company sold one common stock investment and recorded a gain of $112,000.

For all debt security types discussed below the fair value is based on prices provided by brokers and safekeeping custodians with the exception of trust preferred securities which are described below.

Mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises: As of March 31, 2012, the Company had two mortgage-backed securities with a fair value of $8.2 million and gross unrealized losses of $14,000, or 0.2% of their aggregate cost. The two mortgage-backed securities had been in an unrealized loss position for six months. The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2012.

U.S. government-sponsored agencies (“U.S. Agencies”):  As of March 31, 2012, the Company had five U.S. Agencies with a fair value of $18.8 million and gross unrealized losses of $163,000, or 0.9%, of their aggregate cost.  All of these U.S. Agencies have been in an unrealized loss position for less than one month.  Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2012.

U.S. government issued or sponsored collateralized mortgage obligations (“Agency CMOs”):  As of March 31, 2012, the Company had 15 Agency CMOs with a fair value of $58.4 million and gross unrealized losses of $466,000, or 0.8% of their aggregate cost. Thirteen of the Agency CMOs have been in an unrealized loss position for less than twelve months. The two Agency CMOs that have been in an unrealized loss position for more than twelve months have a fair market value of $6.2 million and an unrealized loss of $46,000 at March 31, 2012.  The unrealized loss is attributable to a combination of factors, including relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  The Company does not intend to sell these securities before recovery of their cost basis and will not more likely than not be required to sell these securities before recovery of their cost basis.  Therefore, management has determined that these securities are not other-than-temporarily impaired at March 31, 2012.

Non-agency collateralized mortgage obligations (“Non-agency CMOs”):  As of March 31, 2012, the Company had one non-agency CMO with a fair value of $1.0 million and gross unrealized losses of $76,000, or less than 6.8% of the aggregate cost.  The non-agency CMO bond has been in an unrealized loss position for less than one month. The Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of the non-agency CMO bond by considering numerous factors including credit default rates, conditional prepayment rates, current and expected loss severities, delinquency rates, and geographic concentrations. The bond was recently downgraded to CCC.  The Company does not intend to sell the non-agency CMO and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis.  Therefore, the Company does not consider the bond to be other-than–temporarily impaired as of March 31, 2012.

Corporate bonds:  As of March 31, 2012, the Company had five corporate bonds with a fair value of $4.7 million and gross unrealized losses of $307,000, or 6.1% of their aggregate cost.  Two bonds have been in an unrealized loss position for six months or less and three bonds have been in an unrealized loss position for more than twelve months.  All five bonds are above investment grade.  The Company’s unrealized losses in investments in corporate bonds represent interest rate risk and not credit risk of the underlying issuers. As previously mentioned management also considered (1) the length of time and the extent to which the fair value is less than the amortized cost, (2) the Company’s intent to hold or sell the security, (3) the financial condition and results of the issuer including changes in capital, (4) the credit rating of the issuer, (5) analysts earnings estimate, (6) industry trends specific to the security, and (7) timing of debt maturity and status of debt payments.  Management utilized discounted cash flow analysis based upon the credit ratings of the securities, liquidity risk premiums, and the recent corporate spreads for similar securities to arrive at the credit risk component as required under ASC Topic 320 to determine the credit risk component of the corporate bonds.  Based on these analyses, there was no credit-related loss on the five bonds. Because the Company does not intend to sell the corporate bonds and it is not more likely than not that the Company will be required to sell the bonds before recovery of their amortized cost basis, which may be maturity, the Company does not consider the five bonds to be other-than-temporarily impaired at March 31, 2012.

Municipal bonds:  As of March 31, 2012, the Company had one municipal bond issued by the City of Chicago with a fair value of $957,000 with a gross unrealized loss of $28,000, or 2.8% of the aggregate cost.  The municipal bond has been in an unrealized loss position for less than six months and is investment grade. The unrealized loss is attributable to a combination of factors, including Chicago’s financial situation.  During the fourth quarter of 2011, the three major ratings agencies gave Chicago’s credit a stable outlook rating.  Because the Company does not intend to sell the bonds and it is not more likely than not that the Company will be required to sell the bond before recovery of its amortized cost basis, which may be maturity, the Company does not consider the bond to be other-than-temporarily impaired at March 31, 2012.

Trust preferred securities:  At March 31, 2012, the Company had five trust preferred securities issued by four individual name companies (reflecting, where applicable the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry with a total fair value of $15.9 million and an unrealized gain of $2.2 million.  The valuations of trust preferred securities were based upon the fair market values of active trades for one of the securities and ASC Topic 320 using cash flow analysis for the remaining four securities. Contractual cash flows and a market rate of return were used to derive fair value for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.

Other securities:  As of March 31, 2012, the Company had seven investments in real estate funds.   As of March 31, 2012, two of the private equity real estate funds had a fair value of $825,000 and an unrealized loss of $24,000 or 2.8% of the aggregate cost.  Both funds have been in an unrealized loss position for less than twelve months. OTTI charges were recorded in a prior period on each of these bonds.  After reviewing the fund’s financials, asset values, and its near-term projections, management concluded that there was no additional impairment in the first quarter of 2012.

The Company will continue to monitor these investments to determine if the discounted cash flow analysis, continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Note 4.	Loans and Leases

Major classifications of loans held for investment (“LHFI”) are as follows:

	March 31,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$52,794	$54,136
Construction	8,534	14,066
Land development	40,865	40,054
Residential real estate	27,155	26,637
Commercial real estate	180,123	182,579
Multi-family	13,735	11,622
Tax certificates	39,056	48,809
Leases	37,468	36,014
Other	945	949
Total gross loans	$400,675	$414,866
Deferred fees, net	(535)	(623)
Total loans and leases	$400,140	$414,243

The Company grants commercial and real estate loans, including construction and land development loans primarily in the greater Philadelphia metropolitan area as well as selected locations throughout the mid-Atlantic region.  The Company also has participated with other financial institutions in selected construction and land development loans outside our geographic area. The Company has a concentration of credit risk in commercial real estate, construction and land development loans at March 31, 2012.  A substantial portion of its debtors’ ability to honor their contracts is dependent upon the housing sector specifically and the economy in general.

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

At March 31, 2012 and December 31, 2011, the Company had $8.7 million and $12.6 million; respectively, in non-accrual LHFS. These loans were transferred from LHFI at the lower of cost or fair market value using expected net sales proceeds.  During the first quarter of 2012, the Company sold three loans and received proceeds of $3.8 million as a result of these sales.

The Company classifies its leases as finance leases, in accordance with FASB ASC Topic 840, “Leases”. The difference between the Company’s gross investment in the lease and the cost or carrying amount of the leased property, if different, is recorded as unearned income, which is amortized to income over the lease term by the interest method.

The Company uses a nine point grading risk classification system commonly used in the financial services industry as the credit quality indicator.  The first five classifications are rated Pass.  The riskier classifications include Special Mention, Substandard, Doubtful and Loss.  The risk rating is related to the underlying credit quality and probability of default.  These risk ratings are used to calculate the historical loss component of the allowance.

•	Pass: includes credits that demonstrate a low probability of default;

•
Pass-watch: a warning classification which includes credits that are beginning to demonstrate above average risk through declining earnings, strained cash flows, increased leverage and/or weakening market fundamentals;

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

The following tables present risk ratings for each loan portfolio segment at March 31, 2012 and December 31, 2011, excluding LHFS.

March 31, 2012			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$759	$17,337	$19,417	$2,374	$9,512	$49,399
Commercial real estate	86,299	66,237	14,291	1,083	12,213	180,123
Commercial & industrial	19,183	12,268	14,973	-	6,370	52,794
Residential real estate	15,581	9,542	698	-	1,334	27,155
Multi-family	7,125	3,884	1,038	-	1,688	13,735
Leases	36,938	147	28	-	355	37,468
Other	852	93	-	-	-	945
Tax certificates	38,031	-	-	-	1,025	39,056
Subtotal LHFI	204,768	109,508	50,445	3,457	32,497	400,675
Less: Deferred loan fees						(535)
Total LHFI						$400,140

December 31, 2011			Special
(In thousands)	Pass	Pass-Watch	Mention	Substandard	Non-accrual	Total
Construction and land development	$1,303	$17,493	$19,936	$2,374	$13,014	$54,120
Commercial real estate	87,308	64,878	13,722	-	16,671	182,579
Commercial & industrial	19,073	12,101	18,242	-	4,720	54,136
Residential real estate	15,335	9,092	1,071	-	1,139	26,637
Multi-family	4,962	3,907	1,050	-	1,703	11,622
Leases	35,355	147	27	-	485	36,014
Other	847	102	-	-	-	949
Tax certificates	47,786	-	-	-	1,023	48,809
Subtotal LHFI	211,969	107,720	54,048	2,374	38,755	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

The following tables present an aging analysis of past due payments for each loan portfolio segment at March 31, 2012 and December 31, 2011, excluding LHFS.

March 31, 2012	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$9,512	$39,887	$49,399
Commercial real estate	2,874	295	-	12,213	164,741	180,123
Commercial & industrial	86	-	-	6,370	46,338	52,794
Residential real estate	310	343	-	1,334	25,168	27,155
Multi-family	-	-	-	1,688	12,047	13,735
Leases	158	85	-	355	36,870	37,468
Other	22	-	-	-	923	945
Tax certificates	-	-	-	1,025	38,031	39,056
Subtotal LHFI	3,450	723	-	32,497	364,005	400,675
Less: Deferred loan fees						(535)
Total LHFI						$400,140

December 31, 2011	30-59 Days	60-89 Days	Accruing	Total
(In thousands)	Past Due	Past Due	90+ Days	Non-accrual	Current	Total
Construction and land development	$-	$-	$-	$13,014	$41,106	$54,120
Commercial real estate	2,837	100	-	16,671	162,971	182,579
Commercial & industrial	148	-	-	4,720	49,268	54,136
Residential real estate	527	382	-	1,139	24,589	26,637
Multi-family	-	-	-	1,703	9,919	11,622
Leases	147	28	-	485	35,354	36,014
Other	-	-	-	1,023	47,786	48,809
Tax certificates	-	-	-	-	949	949
Subtotal LHFI	3,659	510	-	38,755	371,942	414,866
Less: Deferred loan fees						(623)
Total LHFI						$414,243

The following tables detail the composition of the non-accrual loans at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$9,512	$-	$13,014	$-
Commercial real estate	12,213	-	16,671	-
Commercial & industrial	6,370	47	4,720	-
Residential real estate	1,334	20	1,139	24
Multi-family	1,688	-	1,703	-
Leases	355	53	485	114
Tax certificates	1,025	55	1,023	-
Total non-accrual LHFI	$32,497	$175	$38,755	$138
Non-accrual loans held for sale
Construction and land development	$5,131	$-	$8,901	$-
Commercial real estate	3,574	-	3,634	-
Residential real estate	31	-	34	-
Total non-accrual LHFS	$8,736	$-	$12,569	$-
Total non-accrual loans	$41,233	$175	$51,324	$138

Total non-accrual loans at March 31, 2012 were $41.2 million and were comprised of $32.5 million in LHFI and $8.7 million in LHFS.  Total non-accrual loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS.  The $10.1 million decrease was the result of $7.2 million in transfers to OREO, a $5.8 million reduction in existing non-accrual loan balances through payments and sales, and $153,000 in charge-offs partially offset by additions of $3.1 million.  If interest had been accrued, such income would have been approximately $963,000 for the three months ended March 31, 2012.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Impaired Loans

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The Company does not accrue interest income on impaired non-accrual loans. Excess proceeds received over the principal amounts due on impaired non-accrual loans are recognized as income on a cash basis.

Total cash collected on non-accrual and impaired loans during the three months ended March 31, 2012 and 2011 was $6.1 million and $5.8 million respectively, of which $6.0 million and $5.8 million was credited to the principal balance outstanding on such loans, respectively.

The following is a summary of information pertaining to impaired loans which includes troubled debt restructurings:

	March 31,	December 31,
(In thousands)	2012	2011
Impaired loans with a valuation allowance	$2,360	$1,068
Impaired loans without a valuation allowance	34,510	45,009
Impaired LHFS	8,736	12,569
Total impaired loans	$45,606	$58,646

Valuation allowance related to impaired loans	$175	$138

Troubled Debt Restructurings

A loan modification is deemed a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made by the Company that would not otherwise be considered for a borrower or collateral with similar credit risk characteristics.  During the third quarter of 2011, the Company adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”) which amended guidance related to identifying and reporting TDRs.  If in modifying a loan the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession it would not normally consider then the loan modification is classified as a TDR. All loans classified as TDRs are considered to be impaired.  TDRs are returned to an accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual restructured principal and interest is no longer in doubt.  As required under ASU 2011-02, the Company reassessed all loan modifications that occurred after December 31, 2010 for identification as TDRs. At March 31 2012, the Company had ten TDRs, of which six are on non-accrual status, with a total carrying value of $12.9 million.  At the time of the modifications, six of the loans were already classified as impaired loans.   At December 31, 2011, the Company had twelve TDRs with a total carrying value of $14.2 million.  The Company’s policy for TDRs is to recognize income on currently performing restructured loans under the accrual method.  During the first quarter of 2012, the Company sold two of the TDRs and received $980,000 in proceeds.

The following table details the Company’s TDRs that are on an accrual status and a non-accrual status at March 31, 2012.

(In thousands)	Number of loans	Accrual Status	Non- Accrual Status	Total TDRs

Construction and land development	4	$4,216	$659	$4,875
Commercial real estate	2	634	2,786	3,420
Commercial & industrial	1	-	2,711	2,711
Residential real estate	2	-	174	174
Multi-family	1	-	1,688	1,688
Total	10	$4,850	$8,018	$12,868

The Company did not have any new TDRs during the first quarter of 2012.

At March 31, 2012, the Company had one commercial real estate TDR with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the fourth quarter of 2011.  The carrying amount of the TDR in default was $2.8 million at March 31, 2012.

Note 5.	Allowance for Loan and Lease Losses

The following tables present the detail of the allowance and the loan portfolio disaggregated by loan portfolio segment as of March 31, 2012, December 31, 2011, and March 31, 2011.

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended March 31, 2012
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Other	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$7,744	$2,523	$2,331	$531	$1,188	$20	$1,311	$425	$307	$16,380
Charge-offs	-	-	-	-	-	-	(133)	(20)	-	(153)
Recoveries	3	104	2	-	1	-	8	25	-	143
Provision	149	(178)	21	84	5	-	109	(24)	(82)	84
Ending balance	$7,896	$2,449	$2,354	$615	$1,194	$20	$1,295	$406	$225	$16,454
Ending balance: related to loans individually evaluated for impairment	$-	$-	$47	$-	$20	$-	$53	$55	$-	$175
Ending balance: related to loans collectively evaluated for impairment	$7,896	$2,449	$2,307	$615	$1,174	$20	$1,242	$351	$225	$16,279
LHFI
Ending balance	$180,123	$49,399	$52,794	$13,735	$27,155	$945	$37,468	$39,056	$-	$400,675
Ending balance: individually evaluated for impairment	$12,846	$13,728	$6,173	$1,688	$1,334	$-	$76	$1,025	$-	$36,870
Ending balance: collectively evaluated for impairment	$167,277	$35,671	$46,621	$12,047	$25,821	$945	$37,392	$38,031	$-	$363,805

Allowance for Loan and Leases Losses and Loans Held for Investment
For the year ended December 31, 2011
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Other	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	(1,685)	(5,755)	(2,901)	(328)	(635)	-	(868)	(1,039)	-	(13,211)
Recoveries	357	196	22	-	153	-	6	-	-	734
Provision	(462)	4,106	1,413	207	564	8	503	1,084	305	7,728
Ending balance	$7,744	$2,523	$2,331	$531	$1,188	$20	$1,311	$425	$307	$16,380
Ending balance: related to loans individually evaluated for impairment	$-	$-	$-	$-	$24	$-	$114	$-	$-	$138
Ending balance: related to loans collectively evaluated for impairment	$7,744	$2,523	$2,331	$531	$1,164	$20	$1,197	$425	$307	$16,242
LHFI
Ending balance	$182,579	$54,120	$54,136	$11,622	$26,637	$949	$36,014	$48,809	$-	$414,866
Ending balance: individually evaluated for impairment	$17,311	$17,368	$7,267	$1,703	$1,139	$-	$266	$1,023	$-	$46,077
Ending balance: collectively evaluated for impairment	$165,268	$36,752	$46,869	$9,919	$25,498	$949	$35,748	$47,786	$-	$368,789

Allowance for Loan and Leases Losses and Loans Held for Investment
For the three months ended March 31, 2011
(In thousands)	Commercial real estate	Construction and land development	Commercial & industrial	Multi- family	Residential real estate	Other	Leases	Tax certificates	Unallocated	Total
Allowance for Loan and Leases Losses
Beginning balance	$9,534	$3,976	$3,797	$652	$1,106	$12	$1,670	$380	$2	$21,129
Charge-offs	-	-	-	-	-	-	(176)	(1)	-	(177)
Recoveries	9	-	1	-	1	-	-	1	-	12
Provision	(219)	1,509	(214)	(4)	(23)	4	198	110	723	2,084
Ending balance	$9,324	$5,485	$3,584	$648	$1,084	$16	$1,692	$490	$725	$23,048
Ending balance: related to loans individually evaluated for impairment	$1,303	$1,990	$495	$245	$72	$-	$183	$178	$-	$4,466
Ending balance: related to loans collectively evaluated for impairment	$8,021	$3,495	$3,089	$403	$1,012	$16	$1,509	$312	$725	$18,582
LHFI
Ending balance	$188,800	$73,776	$57,103	$10,168	$29,101	$909	$38,697	$65,804	$-	$464,358
Ending balance: individually evaluated for impairment	$9,863	$20,706	$5,437	$2,415	$2,402	$-	$390	$1,790	$-	$43,003
Ending balance: collectively evaluated for impairment	$178,937	$53,070	$51,666	$7,753	$26,699	$909	$38,307	$64,014	$-	$421,355

The following tables detail the loans that were evaluated for impairment by loan segment at March 31, 2012 and December 31, 2011.

	For the three months ended March 31, 2012
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$19,190	$13,728	$-	$16,316	$63
Commercial real estate	14,654	12,846	-	14,097	19
Commercial & industrial	12,181	5,560	-	6,642	-
Residential real estate	3,997	688	-	422	-
Multi-family	1,888	1,688	-	1,696	-
Tax certificates	-	-	-	773	-
Total:	$51,910	$34,510	$-	$39,946	$82
With an allowance recorded:
Commercial & industrial	$1,111	$566	$47	$153	$-
Residential real estate	906	626	20	817	-
Leases	75	23	53	151	-
Tax certificates	4,661	970	55	256	-
Total:	$6,753	$2,185	$175	$1,377	$-

	For the year ended December 31, 2011
(In thousands)	Unpaid principal balance	Carrying value	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Construction and land development	$24,183	$17,368	$-	$13,331	$84
Commercial real estate	19,513	17,311	-	7,732	33
Commercial & industrial	14,368	7,267	-	8,257	77
Residential real estate	3,645	337	-	950	-
Multi-family	1,888	1,703	-	1,760	-
Tax certificates	4,658	1,023	-	171	-
Total:	$68,255	$45,009	$-	$32,201	$194
With an allowance recorded:
Construction and land development	$-	$-	$-	$4,514	$-
Commercial real estate	-	-	-	2,642	-
Commercial & industrial	-	-	-	1,394	-
Residential real estate	1,048	778	24	915	1
Multi-family	-	-	-	245	-
Leases	266	152	114	348	-
Tax certificates	-	-	-	1,423	-
Total:	$1,314	$930	$138	$11,481	$1

Note 6.	Other Real Estate Owned

OREO increased $3.3 million from $21.0 million at December 31, 2011 to $24.3 million at March 31, 2012.  Set forth below is a table which details the changes in OREO from December 31, 2011 to March 31, 2012.

2012
(In thousands)	First Quarter
Beginning balance	$21,016
Net proceeds from sales	(4,531)
Net loss on sales	(138)
Assets acquired on non-accrual loans	8,010
Impairment charge	(53)
Ending balance	$24,304

During the first quarter of 2012, the Company foreclosed on and sold collateral related to one commercial real estate loan.  The Company received net proceeds of $4.1 million and recorded a gain of $36,000. Additionally the Company sold eight single family homes related to three loans.  The Company received net proceeds of $104,000 and recorded a small net gain of $3,000.  As a result of these sales the Company recorded an impairment charge of $44,000 on the remaining collateral for two of these loans.  In addition to the sales mentioned above, the Company sold ten properties acquired through the tax lien portfolio.  The Company received proceeds of $332,000 and recorded a net loss of $177,000 as a result of these sales. During the first quarter of 2012, the collateral for a completed hotel and condominium construction project in Minneapolis, Minnesota, in which the Company is a participant, was foreclosed on by the lead lender.  The Company transferred the fair value of $3.2 million to OREO which represents the Company’s participation rate of approximately 7.5%. The Company had previously recorded total charge-offs of $1.5 million to the allowance for loan and lease losses during the period the participation loan was non-accrual.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $789,000 to OREO. The Company recorded impairment charges of $9,000 related to properties acquired through the tax lien portfolio.

Note 7.	Deposits

The Company’s deposit composition as of March 31, 2012 and December 31, 2011 is presented below:

	March 31,	December 31,
(In thousands)	2012	2011
Demand	$53,352	$54,534
NOW	42,979	43,172
Money Market	182,721	182,830
Savings	17,091	16,263
Time deposits (over $100)	97,172	95,334
Time deposits (under $100)	177,028	177,960
Brokered deposits	5,823	5,823
Total deposits	$576,166	$575,916

Note 8.	Borrowings and Subordinated Debentures

1.  Advances from the Federal Home Loan Bank

Royal Bank has a $150 million line of credit with the FHLB of which $22.0 million was outstanding as of March 31, 2012.  Total advances from the FHLB, including the $22.0 million above, were $91.6 million at March 31, 2012 compared to $104.2 million at December 31, 2011.  The FHLB advances and the line of credit are collateralized by FHLB stock, government agencies and mortgage-backed securities, residential loans, and commercial real estate loans.  The available borrowing capacity is based on qualified collateral.  Royal Bank has a collateralized delivery requirement of 105% with the FHLB due to the level of Royal Bank’s non-performing assets and prior net losses.  The available amount for future borrowings will be based on the amount of collateral to be pledged.

Presented below are the Company’s FHLB borrowings allocated by the year in which they mature with their corresponding weighted average rates:

	As of March 31,		As of December 31,
(Dollars in thousands)	2012		2011
	Amount	Rate	Amount	Rate
Advances maturing in
2012	$26,000	0.26%	$52,000	2.64%
2013	50,000	2.64%	50,000	2.64%
2017	15,000	1.39%
Amortizing advance, due April 2012,requiring monthly principal and interest of $558,400	557	3.46%	2,218	3.46%
Total FHLB borrowings	$91,557		$104,218

As of March 31, 2012, there were no FHLB advances scheduled to mature during the years 2014 through 2016.

2.  Other borrowings

The Company has a note payable with PNC Bank (“PNC”) at March 31, 2012 in the amount of $3.7 million compared to $3.8 million at December 31, 2011.  The note’s maturity date is August 25, 2016.  The interest rate is a variable rate using rate index of one month LIBOR + 15 basis points and adjusts monthly.  The interest rate at March 31, 2012 was 0.39%.

At March 31, 2012 and December 31, 2011, the Company had additional borrowings of $40.0 million from PNC which will mature on January 7, 2018.    These borrowings have a weighted average interest rate of 3.65%. The note payable and the borrowings are secured by government agencies and mortgage-backed securities.

3.  Subordinated debentures

The Company has outstanding $25.0 million of Trust Preferred Securities issued through two Delaware trust affiliates, Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”).  The Company issued an aggregate principal amount of $12.9 million of floating rate junior subordinated debt securities to Trust I and an aggregate principal amount of $12.9 million of fixed/floating rate junior subordinated deferrable interest to Trust II.  Both debt securities bear an interest rate of 2.62% at March 31, 2012, and reset quarterly at 3-month LIBOR plus 2.15%.

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

On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company and its non-bank subsidiaries may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.  As of March 31, 2012 the trust preferred interest payment in arrears was $1.9 million and has been recorded in interest expense and accrued interest payable.

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

The contract amounts are as follows:

	March 31,	December 31,
(In thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Open-end lines of credit	$18,670	$13,600
Commitments to extend credit	-	7,073
Standby letters of credit and financial guarantees written	1,463	2,594

Litigation

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Royal Bank holds a 60% equity interest in each of CSC and RTL.  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders. As previously discussed in the Company’s Form 10-K for the year ended December 31, 2011, on March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. DOJ.  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of bid-rigging at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL effectively terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on recent developments, however, including discussions with the DOJ and in light of the plea entered by the former President of CSC and RTL, the Company now believes that the outcome of the investigation will result in fines and penalties being assessed against both CSC and RTL.  Accordingly, although no proceedings have been instituted by the DOJ or any other governmental authority against CSC or RTL as of the date of this filing, the Company has accrued $1.6 million for the period ended March 31, 2012 as a reasonable estimate for a loss contingency relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $960,000.  An additional loss resulting from the DOJ investigation is reasonably possible, but cannot be reasonably estimated at this time.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied by the DOJ against CSC or RTL.

As a result of the plea agreements of the former President of CSC and RTL and others resulting from the DOJ investigation, a number of lawsuits have been filed against the former President of CSC and RTL, CSC, RTL, the Company and certain other parties.  On March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division, Docket No. C-14007/12).  On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey.  The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief. As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this class action lawsuit.

On March 30, 2012, April 20, 2012 and May 2, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey), respectively.  Motions to consolidate the Boyer action, Contarino action and the MSC action were filed by the attorney for the plaintiff in the MSC action and are pending before the Court.  Counsel for the plaintiff in the English action has written to the Court requesting consolidation with the Boyer, Contarino and MSC actions. Additionally, the plaintiffs’ counsels for the MSC action and the English action are both requesting the appointment of lead counsel.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these class action lawsuits.

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

3.  Payment of Dividends

Under the Pennsylvania Business Corporation Law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment. There are also restrictions set forth in the Pennsylvania Banking Code of 1965 (the “Code”) and in the Federal Deposit Insurance Act (“FDIA”) affecting the payment of dividends by the Company.  Under the Code, no dividends may be paid by a bank except from “accumulated net earnings” (generally retained earnings).  Under the FDIA, no dividend may be paid if a bank is in arrears in the payment of any insurance assessment due to the Federal Deposit Insurance Corporation (“FDIC”).  In addition, dividends paid by Royal Bank to the Company would be prohibited if the effect thereof would cause Royal Bank’s capital to be reduced below applicable minimum capital requirements.

On August 13, 2009, the Company’s board of directors determined to suspend regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the preferred stock; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company. As of March 31, 2012, the Series A Preferred stock dividend in arrears was $4.5 million and has not been recognized in the consolidated financial statements. As a consequence of missing the sixth dividend payment in the fourth quarter of 2010, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.  The Treasury exercised its right and appointed two directors to the Company’s board of directors during 2011.

At March 31, 2012, as a result of significant losses within Royal Bank, the Company had negative retained earnings and therefore would not have been able to declare and pay any cash dividends.  Royal Bank must receive prior approval from the FDIC and the Department before declaring and paying a dividend to the Company.  Under the Federal Reserve Agreement as described in “Note 2 – Regulatory Matters and Significant Risks or Uncertainties” to the Consolidated Financial Statements, the Company may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System.

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

The Company and Royal Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Royal Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As of March 31, 2012, the Company and Royal Bank met all capital adequacy requirements to which it is subject and Royal Bank met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2012 and the previous six quarters in accordance with U.S. GAAP.  The change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s and the Company’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP based on the FDIC’s interpretation of the Call Report instructions:

	As of March 31, 2012
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$83,502	15.83%	$42,187	8.00%	$52,374	10.00%
Tier I capital (to risk-weighted assets)	$76,789	14.56%	$21,093	4.00%	$31,640	6.00%
Tier I capital (to average assets, leverage)	$76,789	9.22%	$33,306	4.00%	$41,632	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the three
months ended
(In thousands)	March 31, 2012
RAP net loss	$(6,900)
Tax lien adjustment, net of noncontrolling interest	6,008
U.S. GAAP net loss	$(892)

	As reported	As adjusted
	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.83%	17.42%
Tier I capital (to risk-weighted assets)	14.56%	16.15%
Tier I capital (to average assets, leverage)	9.22%	10.30%

The tables below reflect the Company’s capital ratios:

	As of March 31, 2012
					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$104,983	19.28%	$43,560	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	$97,608	17.93%	$21,780	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)	$97,608	11.49%	$33,994	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) as of March 31, 2012 consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

For the three
months ended
(In thousands)	March 31, 2012
U.S. GAAP net loss	$(869)
Tax lien adjustment, net of noncontrolling interest	(6,008)
RAP net loss	$(6,877)

	As reported	As adjusted
	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.28%	17.75%
Tier I capital (to risk-weighted assets)	17.93%	16.39%
Tier I capital (to average assets, leverage)	11.49%	10.43%

Note 12.	Pension Plan

The Company has a noncontributory nonqualified defined benefit pension plan (“Pension Plan”) covering certain eligible employees.  The Company’s Pension Plan provides retirement benefits under pension trust agreements.  The benefits are based on years of service and the employee’s compensation during the highest three consecutive years during the last 10 years of employment.

Net periodic defined benefit pension expense for the three month periods ended March 31, 2012 and 2011 included the following components:

	Three months ended
	March 31,
(In thousands)	2012	2011
Service cost	$68	$77
Interest cost	152	153
Amortization of prior service cost	22	22
Amortization of actuarial loss	96	36
Net periodic benefit cost	$338	$288

Note 13.	Stock Compensation Plans

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

The following table presents the activity related to the Directors' Plan for the three months ended March 31, 2012.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at January 1, 2012	68,620	$20.66	2.0	$-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2012	68,620	$20.66	1.7	$-
Options exercisable at March 31, 2012	68,620	$20.66	1.7	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2012.  The intrinsic value varies based on the changes in the market value in the Company’s stock.

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

The following table presents the activity related to the Employee Plan for the three months ended March 31, 2012.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at January 1, 2012	335,919	$21.01	2.6	$-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2012	335,919	$21.01	2.3	$-
Options exercisable at March 31, 2012	335,919	$21.01	2.3	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2012.  The intrinsic value varies based on the changes in the market value in the Company’s stock.

Long-Term Incentive Plan

Under the 2007 Long-Term Incentive Plan, all employees and non-employee directors of the Company and its designated subsidiaries are eligible participants. The plan includes 1,000,000 shares of Class A common stock (of which 250,000 shares may be issued as restricted stock), subject to customary anti-dilution adjustments, or approximately 9.0% of total outstanding shares of the Class A common stock.  As of March 31, 2012, 172,390 stock options and 18,682 shares of restricted stock from this plan have been granted. For the stock options, the option strike price is equal to the fair market value at the date of the grant.  For employees, the stock options are exercisable at 20% per year beginning one year after the date of grant and must be exercised within ten years of the grant.  For outside directors, the stock options vest 100% one year from the grant date and must be exercised within ten years of the grant date. The restricted stock is granted with an estimated fair value equal to the market value of the Company’s closing stock price on the date of the grant.  Restricted stock will vest three years from the grant date, if the Company achieves specific goals set by the Compensation Committee and approved by the board of directors. These goals include a three year average return on assets compared to peers, a three year average return on equity compared to peers and a minimum return on both assets and equity over the three year period.  All shares of restricted stock were forfeited in the first quarter of 2010 due to the Company’s losses in 2009 and 2008.

The following table presents the activity related to stock options granted under the 2007 Long-Term Incentive Plan for the three months ended March 31, 2012.

		Weighted	Weighted
		Average	Average	Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term (yrs)	Value (1)
Options outstanding at January 1, 2012	116,440	$9.73	6.4	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2012	116,440	$9.73	6.1	$-

Options exercisable at March 31, 2012	84,332	$10.73	6.1	$-

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had they exercised their options on March 31, 2012.  The intrinsic value varies based on the changes in the market value in the Company’s stock.

For all Company plans as of March 31, 2012, there were 32,108 nonvested stock options and unrecognized compensation cost of $55,000 which will be expensed within two years.

Note 14.	Loss Per Common Share

The Company follows the provisions of FASB ASC Topic 260, “Earnings per Share” (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  The Company has two classes of common stock currently outstanding. The classes are A and B, of which one share of Class B is convertible into 1.15 shares of Class A.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury stock method. For the three months ended March 31, 2012, 520,979 options to purchase shares of common stock were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months ended March 31, 2012.  For the three months ended March 31, 2011, 581,075 options to purchase shares of common stock were anti-dilutive in the computation of diluted EPS, as exercise price exceeded average market price and as a result of the net loss for the three months ended March 31, 2011.  Additionally 30,407 warrants were also anti-dilutive.

Basic and diluted EPS are calculated as follows:

	Three months ended March 31, 2012
	Loss	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(1,375)	13,257	$(0.10)

	Three months ended March 31, 2011
	Income	Average shares	Per share
(In thousands, except for per share data)	(numerator)	(denominator)	Amount
Basic and Diluted EPS
Loss available to common shareholders	$(2,009)	13,257	$(0.15)

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

	Three months ended March 31, 2012
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized gains on investment securities:
Unrealized holding gains arising during period	$518	$154	$364
Less reclassification adjustment for gains realized in net loss	139	49	90
Unrealized gains on investment securities	379	105	274
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(78)	(27)	(51)
Other comprehensive income, net	$457	$132	$325

	Three months ended March 31, 2011
(In thousands)	Before tax amount	Tax expense (benefit)	Net of tax amount
Unrealized losses on investment securities:
Unrealized holding losses arising during period	$(842)	$(339)	$(503)
Less reclassification adjustment for gains realized in net loss	8	3	5
Unrealized losses on investment securities	(850)	(342)	(508)
Unrecognized benefit obligation expense:
Less reclassification adjustment for amortization	(55)	(19)	(36)
Other comprehensive loss, net	$(795)	$(323)	$(472)

Note 16.	Fair Value of Financial Instruments

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

ASC Topic 820 provides guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly declined and for identifying circumstances when a transaction is not orderly.  ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC Topic 820 are as follows:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have transfers of financial instruments within the fair value hierarchy during the quarters ended March 31, 2012 and 2011.

Items Measured on a Recurring Basis

The Company’s available for sale investment securities are recorded at fair value on a recurring basis.

Fair value for Level 1 securities are determined by obtaining quoted market prices on nationally recognized securities exchanges.  Level 1 securities include common stocks and one trust preferred security which is actively traded.

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

Level 3 securities include five trust preferred securities and other securities, which are primarily private equity real estate funds.  The fair values for the trust preferred securities were derived by using contractual cash flows and a market rate of return for each of these securities.  Factors that affected the market rate of return included (1) any uncertainty about the amount and timing of the cash flows, (2) the credit risk, (3) liquidity of the instrument, and (4) observable yields from trading data and bid/ask indications.  Credit risk spreads and liquidity premiums were analyzed to derive the appropriate discount rate.  The fair value of the private equity funds is derived from the financial reports provided to the Company by the general partners of the funds.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of March 31, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$29,452	$-	$29,452
U.S. government agencies	-	29,859	-	29,859
Common stocks	47	-	-	47
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	244,292	-	244,292
Non-agency	-	1,042	-	1,042
Corporate bonds	-	7,025	-	7,025
Municipal bonds	-	957	-	957
Trust preferred securities	3,300	-	12,578	15,878
Other securities	-	-	7,253	7,253
Total investment securities available-for-sale	$3,347	$312,627	$19,831	$335,805

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2011	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Investment securities available-for-sale
Mortgage-backed securities-residential	$-	$17,005	$-	$17,005
U.S. government agencies	-	36,084	-	36,084
Common stocks	248	-	-	248
Collateralized mortgage obligations:
Issued or guaranteed by U.S. government agencies	-	234,034	-	234,034
Non-agency	-	4,832	-	4,832
Corporate bonds	-	12,975	-	12,975
Municipal bonds	-	965	-	965
Trust preferred securities	3,342	-	12,603	15,945
Other securities	-	-	6,918	6,918
Total investment securities available-for-sale	$3,590	$305,895	$19,521	$329,006

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2012:

	Investment Securities Available for Sale
(In thousands)	Trust preferred securities	Other securities	Total
Beginning balance January 1, 2012	$12,603	$6,918	$19,521
Total gains/(losses) - (realized/unrealized):
Included in earnings	-	32	32
Included in other comprehensive income	(18)	102	84
Purchases	-	334	334
Sales and calls	-	(133)	(133)
Amortization of premium	(7)	-	(7)
Transfers in and/or out of Level 3	-	-	-
Ending balance March 31, 2012	$12,578	$7,253	$19,831

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2011:

(In thousands)	2011
Beginning balance January 1,	$23,425
Total gains/(losses) - (realized/unrealized):
Included in earnings	9
Included in other comprehensive income	641
Purchases, issuances, and settlements	(594)
Transfers in and/or out of Level 3	-
Ending balance March 31,	$23,481

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of March 31, 2012	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$2,464	$2,464
Other real estate owned	-	-	5,411	5,411

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Balances as of December 31, 2011	Assets	Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets
Impaired loans and leases	$-	$-	$8,583	$8,583
Other real estate owned	-	-	21,016	21,016
Loans and leases held for sale	-	-	3,830	3,830

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Qualitative Information about Level 3 Fair Value Measurements
Balances as of March 31, 2012		Valuation	Unobservable	Range (Weighted
(In thousands)	Fair Value	Techniques	Input	Average)
Impaired loans and leases	$2,464	Appraisal of	Appraisal	0.0% to -69.0%
		collateral (1)	adjustments	(-41.5%)

			Liquidation	-6.0% to -11.2%
			expenses	(-8.8%)

		Salvageable		0.0%
		value of
		collateral (2)

Other real estate owned	5,411	Appraisal of	Appraisal	0.0% to -61.0%
		collateral (1) (3)	adjustments	(-16.1%)

			Liquidation	-4.8% to -10.1%
			expenses	(-10.0%)

(1)	Appraisals may be adjusted for qualitative factors such as interior condition of the property and liquidation expenses.

(2)	Leases are measured using the salvageable value of the collateral.

(3)	Included in other real estate owned is one property in the amount of $4.7 million for which Management utilizes discounted cash flow with a capitalization rate of 7% to determine fair value.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011. The tables below state the fair value of the Company’s financial instruments at March 31, 2012 and December 31, 2011.  The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above.

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

Loans held for sale (carried at lower of cost or fair value):

The fair values of loans held for sale are based upon appraised values of the collateral less costs to sell, management’s estimation of the value of the collateral or expected net sales proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

			Fair Value Measurements
			At March 31, 2012
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(In thousands)	amount	fair value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$24,163	$24,163	$24,163	$-	$-
Investment securities available-for-sale	335,805	335,805	3,347	312,627	19,831
Other investment	1,538	1,538	-	-	-
Federal Home Loan Bank stock	8,050	8,050	-	-	-
Loans held for sale	8,736	8,736	-	-	8,736
Loans, net	383,686	383,111	-	-	383,111
Accrued interest receivable	13,178	13,178	13,178	-	-
Financial Liabilities:
Demand deposits	53,352	53,352	53,352	-	-
NOW and money markets	225,700	225,700	225,700	-	-
Savings	17,091	17,091	17,091	-	-
Time deposits	280,023	275,785	-	275,785	-
Short-term borrowings	26,557	26,557	26,557	-	-
Long-term borrowings	108,670	103,625	-	103,625	-
Subordinated debt	25,774	21,788	-	21,788	-
Accrued interest payable	4,268	4,268	4,268	-	-

	At December 31, 2011
	Carrying	Estimated
(In thousands)	amount	fair value
Financial Assets:
Cash and cash equivalents	$24,506	$24,506
Investment securities available-for-sale	329,006	329,006
Other investment	1,538	1,538
Federal Home Loan Bank stock	8,474	8,474
Loans held for sale	12,569	12,569
Loans, net	397,863	395,616
Accrued interest receivable	15,463	15,463
Financial Liabilities:
Demand deposits	54,534	54,534
NOW and money markets	226,002	226,002
Savings	16,263	16,263
Time deposits	279,117	274,546
Short-term borrowings	54,218	53,936
Long-term borrowings	93,782	88,394
Subordinated debt	25,774	18,673
Accrued interest payable	3,450	3,450

Limitations

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments.  Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all of the financial instruments were offered for sale.  This is due to the fact that no market exists for a sizable portion of the loan, deposit and off balance sheet instruments.

In addition, the fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Other significant assets that are not considered financial assets include premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments.  This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

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

At March 31, 2012, the Company no longer had any VIEs consolidated into the Company’s financial statements. During the fourth quarter of 2011, the Company deconsolidated the remaining VIE as a result of the substantial completion of the project and the sales of the remaining units that were associated with the VIE.

Note 18.	Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC Topic 280”) established standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders.  It also established standards for related disclosure about products and services, geographic areas, and major customers.  Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision makers in deciding how to allocate and assess resources and performance.  The Company’s chief operating decision makers are the Chief Executive Officer and the President. The Company has identified its reportable operating segments as “Community Banking” and “Tax Liens”.  In previous years, the Company reflected “Equity Investments” and “Leasing” as operating segments.  Management has determined that the operating results and assets related to Equity Investments and Leasing should be reflected under the Community Banking segment.  The determination related to Equity Investments was based on the deconsolidation of the VIE as a result of the completion of the project. The determination related to Leasing was based on not meeting the quantitative thresholds for requiring disclosure.

Community banking

The Company’s Community Banking segment which includes Royal Bank consists of commercial and retail banking and leasing. The Community Banking business segment is managed as a single strategic unit which generates revenue from a variety of products and services provided by Royal Bank.  For example, commercial lending is dependent upon the ability of Royal Bank to fund cash needed to make loans with retail deposits and other borrowings and to manage interest rate and credit risk.  While Royal Bank makes very few consumer loans, cash needed to make such loans would be funded similarly to commercial loans.

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

The following table presents selected financial information for reportable business segments for the three month periods ended March 31, 2012 and 2011.

	Three months ended March 31, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$779,212	$57,519	$836,731
Total deposits	$576,166	$-	$576,166
Interest income	$7,217	$1,589	$8,806
Interest expense	1,901	912	2,813
Net interest income	$5,316	$677	$5,993
Provision for loan and lease losses	109	(25)	84
Total other income (loss)	789	(128)	661
Total other expenses	5,772	2,295	8,067
Income tax expense (benefit)	51	(51)	-
Net income (loss)	$174	$(1,671)	$(1,497)
Noncontrolling interest	$40	$(668)	$(628)
Net income (loss) attributable to Royal Bancshares	$133	$(1,002)	$(869)

	Three months ended March 31, 2011
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$835,130	$94,244	$929,374
Total deposits	$645,069	$-	$645,069
Interest income	$8,185	$2,389	$10,574
Interest expense	3,242	777	4,019
Net interest income	$4,943	$1,612	$6,555
Provision for loan and lease losses	1,973	111	2,084
Total other income	910	454	1,364
Total other expenses	6,630	339	6,969
Income tax (benefit) expense	(634)	634	-
Net (loss) income	$(2,116)	$982	$(1,134)
Noncontrolling interest	$(16)	$393	$377
Net (loss) income attributable to Royal Bancshares	$(2,100)	$589	$(1,511)

Interest income earned by the Community Banking segment related to the Tax Lien Operation was approximately $912,000 and $777,000 for the three month periods ended March 31, 2012 and 2011, respectively.

Note 19.	Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  The stock can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, there is no active market for the FHLB stock. As of March 31, 2012 and December 31, 2011, FHLB stock totaled $8.1 million and $8.5 million, respectively.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock.  In the fourth quarter of 2010 the FHLB began partially repurchasing excess capital stock and repurchased $424,000 from the Company during the first quarter of 2012.  During the first quarter of 2012, the FHLB declared a small dividend of which $2,000 was received by the Company.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects management’s view of the FHLB’s long-term performance, which includes factors such as the following: (1) its operating performance, (2) the severity and duration of declines in the fair value of its net assets related to its capital stock amount, (3) its liquidity position, and (4) the impact of legislative and regulatory changes on the FHLB.  Based on the capital adequacy and the liquidity position of the FHLB, management believes that the par value of its investment in FHLB stock will be recovered.  Accordingly, there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLB stock as of March 31, 2012.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the changes in the financial condition and earnings performance of the Company and its subsidiaries for the three month periods ended March 31, 2012 and 2011. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K for the year ended December 31, 2011.

FORWARD-LOOKING STATEMENTS

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

Note 1 to the Company’s Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2011) lists significant accounting policies used in the development and presentation of the Company’s consolidated financial statements.  The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other quantitative and qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.  We complete an internal review of this financial information.  This review requires substantive judgment and estimation. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we have identified other-than-temporary impairment on investments securities, accounting for allowance for loan and lease losses, and deferred tax assets as among the most critical accounting policies and estimates.  These critical accounting policies and estimates are important to the presentation of the Company’s financial condition and results of operations, and they require difficult, subjective or complex judgments as a result of the need to make estimates.

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

At March 31, 2012, the Company had consolidated total assets of $836.7 million, total loans and leases of approximately $400.1 million, total deposits of approximately $576.2 million, and shareholders’ equity of approximately $74.8 million.

The chief sources of revenue for the Company are interest income from extending loans and from investing in security instruments, mostly through its subsidiary Royal Bank. Royal Bank principally generates commercial real estate loans primarily secured by first mortgage liens, construction loans for commercial real estate projects and residential home development, land development loans, tax liens and leases. At March 31 2012, commercial real estate loans, construction and land development loans, tax liens and leases comprised 45%, 12%, 10%, and 9%, respectively, of Royal Bank’s loan portfolio. Construction loans and land development loans can have more risk associated with them, especially when a weakened economy, such as we have experienced the past few years, adversely impacts the commercial rental or home sales market.   Net earnings of the Company are largely dependent on taking in deposits at competitive market rates, and then redeploying those deposited funds into loans and investments in securities at rates higher than those, paid to the depositors to earn an interest rate spread.  Please see the “Net Interest Margin” section in Managements Discussion and Analysis of Financial Condition and Results of Operation below for additional information on interest yield and cost.

Consolidated Net Loss

During the first quarter of 2012, the Company recorded a net loss of $869,000, compared to a net loss of $1.5 million for the comparable quarter of 2011.  The slight improvement was primarily the result of a $2.0 million reduction in provision for loan and lease losses which was related mainly to a reduction in loan balances and an improvement in non-performing loans.  Partially offsetting this reduction was a $1.6 million legal contingency accrual for a potential settlement with the U.S. Department of Justice (“DOJ”) related to the tax lien subsidiaries and lower net interest income of $562,000 associated with a reduction in interest earning assets, principally loans which declined on average approximately $100.0 million quarter versus quarter. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $960,000.  (For additional information on the DOJ matter, see Item 1 “Legal Proceedings” of this Form 10-Q.)  As a consequence of the slowdown in the housing market and the economic recession, the Company continues to have a high level of non-performing assets which negatively impacts net interest income as well as operating expenses, such as legal, loan collection and OREO costs, and therefore the overall level of profitability. The loss in the first quarter of 2011 was mainly attributable to a provision for loan losses of $2.1 million.  The Company has been able to mitigate part of the impact of the nonperforming assets by reducing funding costs through the re-pricing of retail CDs and by the run off of higher costing brokered deposits and the paying down of FHLB advances. Impaired and non-accrual loans are reviewed in the “Credit Risk Management” section of this report. Basic and diluted losses per common share were both $0.10 for the first quarter of 2012, as compared to basic and diluted losses per common share of $0.15 for the first quarter of 2011.

Net Interest Income

Net interest income for the quarter ended March 31, 2012 amounted to $6.0 million resulting in a decline of $562,000, or 8.6%, from the comparable quarter of 2011.  The decline was attributed to a lower yield on investment securities and a reduction of average loan balances year over year. The reduction of the yield on investment securities was due mainly to the replacement of sold investment securities and principal payments and prepayments on government agency investments with comparable investment securities at lower interest rates. The reduction of average loan balances year over year was primarily caused by charge-offs, payoffs and pay downs, which were partially attributable to the de-leveraging of the balance sheet. The decline was partially offset by a reduction in the average balances and the average interest rate paid on interest-bearing liabilities associated with the redemption of brokered CDs and lower rates paid on maturing retail CDs.

Interest Income

Total interest income of $8.8 million for the first quarter of 2012 represented a decline of $1.8 million, or 16.7%, from the comparable quarter of 2011. The decrease was primarily driven by a decline in average loan balances year over year coupled with a decline in the yield on investment securities. Average interest earning assets amounted to $780.3 million in the first quarter of 2012, which resulted in a decline of $76.3 million, or 8.9%, from the level of $856.6 million in the first quarter of 2011. This was entirely related to average loan balances, which amounted to $421.7 million in the first quarter of 2012 and decreased $100.0 million, or 19.2%, from the first quarter of 2011. The decline in loan balances was attributed to loan payoffs, loan pay downs including a $21.7 million reduction in higher yielding tax certificates, loan charge-offs, and transfers to OREO that was accompanied by minimal new loan growth. Partially offsetting the decline in interest income was an increase in average investments of $32.1 million, or 10.5%, year over year, resulting in an average balance of $338.9 million in the first quarter of 2012. The increase in the investment portfolio was attributed to the lack of loan growth and the ability to maintain a lower level of cash due to liquidity levels being three times the policy minimums at March 31, 2012.

The yield on average interest earning assets for the first quarter of 2012 of 4.54% amounted to a decline of 47 basis points from the yield of 5.01% in the prior year’s first quarter. The yield reduction was comprised of year over year declines of 12 and 90 basis points for cash equivalents (0.18% versus 0.30%) and investments (2.35% versus 3.25%), respectively, partially offset by an increase of 21 basis points in the loan yield (6.50% versus 6.29%). The increase in loan yields reflected a decline in accrued interest reversals associated with loans becoming non-accrual in the first quarter of 2012 when compared to the comparable quarter of 2011. Also contributing to the improved loan yield were the reduced percentage of non-performing loans within the loan portfolio coupled with a higher concentration of higher yielding leases, which were partially offset by a much lower concentration of higher yielding tax liens year over year. The decline in the investment yield was due to the replacement of sold and called higher yielding investment securities during 2011 with lower yielding government agency securities due to increased mortgage re-financings and the accelerated amortization of premiums due to prepayments of government agency securities during the first quarter of 2012.

Interest Expense

Total interest expense of $2.8 million in the first quarter of 2012 declined by $1.2 million, or 30.0%, from the comparable quarter of 2011. The reduction in interest expense was primarily associated with both lower balances of interest bearing liabilities as well as a decline in the interest rates paid on those liabilities. Average interest-bearing liabilities of $697.2 million for the first quarter of 2012, amounted to a decline of $90.8 million, or 11.5%, primarily resulting from the run off of maturing brokered CDs. Average certificates of deposit amounted to $282.3 million for the quarter ended March 31, 2012 and reflected a decline of $94.4 million, or 25.1%, from the comparable quarter of 2011 almost entirely due to the reduction in brokered CDs. Management did not roll over $83.2 million in matured brokered CDs during 2011 as part of the requirements of the previous regulatory Orders to reduce non-core funding coupled with the deleveraging strategy.  Average borrowings of $172.0 million for the first quarter of 2012 declined modestly by $8.2 million, or 4.5%, from the prior year’s comparable quarter since there were no FHLB advances that matured during 2011.

The average interest rate paid on average total interest-bearing liabilities during the first quarter of 2012 amounted to 1.62%, which represented an improvement of 45 basis points from the interest rate paid during the comparable quarter of 2011. During the first quarter of 2012 the average interest rate paid on average interest-bearing deposits was 1.25% which resulted in a decline of 57 basis points from the level of 1.82% during the comparable quarter of 2011. Year over year lower average interest rates were paid on existing customer NOW and money market rates (0.75% in 2012 versus 0.97% in 2011) and on CDs (1.68% in 2012 versus 2.36% in 2011). The decline in interest rates paid on CDs was attributed to lower rates on new accounts, the re-pricing of a significant amount of maturing retail CDs at lower interest rates, and the continued run off of maturing brokered CDs. Brokered CDs of $83.2 million at a weighted average cost of 4.04% were not renewed at maturity during 2011. The average interest rate paid for borrowings during the first quarter of 2012 amounted to 2.77% which amounted to a reduction of 14 basis points from the average rate paid of 2.91% during the first quarter of 2011. During March of 2012 a maturing FHLB advance of $30.0 million at a rate of 4.32% was partially replaced with a five year FHLB advance of $15.0 million with a fixed rate of 1.39%, which will enhance the margin in future quarters.

Net Interest Margin

The net interest margin in the first quarter of 2012 of 3.09% declined 1 basis point from the comparable quarter of 2011. The improvement in the funding costs, which amounted to a reduction of 45 basis points, was entirely offset by the overall decline in the yield on investment securities and a change in the mix of interest-earning assets in the first quarter year over year.  The Company continued to pay down maturing brokered CDs throughout 2011 and was also able to lower retail deposit costs through the re-pricing of maturing CDs at lower interest rates while also retaining a significant portion of those maturing CDs. However the replacement of sold and called investment securities during 2011 with lower yielding government agency mortgage backed and CMO securities and the accelerated amortization of premiums on investment securities during the first quarter of 2012 accounted for the decline in the yield on interest-earning assets. The change in the mix of interest earning assets also negatively impacted the quarterly margin results year over year.  The increased concentration of higher yielding leases and the reduced concentration of non-performing loans within interest earning assets were more than offset by a lower concentration of higher-yielding tax liens and a lower level of total loans within interest earning assets year over year. During the first quarter of 2012, loans, which are the highest yielding interest earning asset, amounted to 54% of total interest earning assets, while they amounted to 61% of interest earning assets in the comparable quarter of 2011.

The Company’s first quarter net interest margin of 3.09% has resulted in an improvement of 77 basis points since the low margin of 2.32% recorded in the second quarter of 2009. The improvement in the margin has been attributable to the Company’s re-pricing of maturing certificates of deposits, modest re-pricing of other retail customer accounts, and the run off of maturing brokered CDs and FHLB advances during the past three years, which have more than offset the continued decline in yields of interest earning assets.

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

	For the three months ended			For the three months ended
	March 31, 2012			March 31, 2011
(In thousands, except percentages)	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Cash equivalents	$19,727	$9	0.18%	$28,120	$21	0.30%
Investment securities	338,946	1,980	2.35%	306,881	2,459	3.25%
Loans	421,674	6,817	6.50%	521,643	8,094	6.29%
Total interest earning assets	780,347	8,806	4.54%	856,644	10,574	5.01%
Non-earning assets	69,494			94,676
Total average assets	$849,841			$951,320
Interest-bearing deposits
NOW and money markets	$226,189	424	0.75%	$215,324	515	0.97%
Savings	16,700	22	0.53%	15,780	22	0.55%
Time deposits	282,304	1,182	1.68%	376,735	2,188	2.36%
Total interest bearing deposits	525,193	1,628	1.25%	607,839	2,725	1.82%
Borrowings	171,971	1,185	2.77%	180,121	1,294	2.91%
Total interest bearing liabilities	697,164	2,813	1.62%	787,960	4,019	2.07%
Non-interest bearing deposits	54,670			56,897
Other liabilities	21,625			22,218
Shareholders' equity	76,382			84,245
Total average liabilities and equity	$849,841			$951,320
Net interest margin		$5,993	3.09%		$6,555	3.10%

Rate Volume Analysis

The following tables sets forth a rate/volume analysis, which segregates in detail the major factors contributing to the change in net interest income exclusive of interest on obligation through real estate owned via equity investment, for the three month period ended March 31, 2012, as compared to the respective period in 2011, into amounts attributable to both rates and volume variances.

	For the three months ended
	March 31,
	2012 vs. 2011
	Increase (decrease)
(In thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(3)	$(9)	$(12)
Federal funds sold	-	-	-
Total short term earning assets	(3)	(9)	(12)
Investments securities	202	(681)	(479)
Loans
Commercial demand loans	(592)	333	(259)
Commercial real estate	(302)	107	(195)
Residential real estate	(10)	3	(7)
Leases	(31)	(14)	(45)
Tax certificates	(713)	(74)	(787)
Other loans	-	(6)	(6)
Loan fees	22	-	22
Total loans	(1,626)	349	(1,277)
Total decrease in interest income	(1,427)	(341)	(1,768)
Interest expense
Deposits
NOW and money market	25	(117)	(92)
Savings	1	-	1
Time deposits	(476)	(530)	(1,006)
Total deposits	(450)	(647)	(1,097)
Trust preferred	-	17	17
Borrowings	(58)	(68)	(126)
Total decrease in interest expense	(508)	(698)	(1,206)
Total decrease in net interest income	$(919)	$357	$(562)

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

The amount of the allowance is reviewed and approved by the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) on at least a quarterly basis.  The provision for loan and lease losses was $84,000 in the first quarter of 2012 compared to $2.1 million in the comparable quarter of 2011. The 2011 provision was directly related to specific reserves on three impaired lending relationships.

The allowance increased slightly from $16.4 million at December 31, 2011 to $16.5 million at March 31, 2012. Impaired loans decreased $13.0 million during the first quarter of 2012.  The allowance was 4.11% of total loans and leases at March 31, 2012 compared to 3.95% at December 31, 2011.

Management believes that the allowance at March 31, 2012 is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future changes to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgment of information available at the time of each examination.

Changes in the allowance were as follows:

(In thousands)	For the three months ended March 31, 2012	For the year ended December 31, 2011
Balance at period beginning	$16,380	$21,129
Charge-offs
Commercial and industrial	-	(2,901)
Construction and land development	-	(5,755)
Residential real estate	-	(635)
Commercial real estate	-	(1,685)
Multi-family	-	(328)
Leases	(133)	(868)
Tax certificates	(20)	(1,039)
Total charge-offs	(153)	(13,211)
Recoveries
Commercial and industrial	2	22
Construction and land development	104	196
Residential real estate	1	153
Commercial real estate	3	357
Leases	8	6
Other	25	-
Total recoveries	143	734
Net charge offs	(10)	(12,477)
Provision for loan and lease losses	84	7,728
Balance at period end	$16,454	$16,380

An analysis of the allowance by loan type is set forth below:

	March 31, 2012		December 31, 2011
(In thousands, except percentages)	Allowance amount	Percent of outstanding loans in each category to total loans	Allowance amount	Percent of outstanding loans in each category to total loans
Commercial and industrial	$2,354	13.2%	$2,331	13.0%
Construction	255	2.1%	417	3.4%
Land Development	2,194	10.2%	2,106	9.7%
Residential real estate	1,194	6.8%	1,188	6.4%
Commercial real estate	7,896	45.0%	7,744	44.0%
Multi-family	615	3.4%	531	2.8%
Tax certificates	406	9.7%	425	11.8%
Leases	1,295	9.4%	1,311	8.7%
Other	20	0.2%	20	0.2%
Unallocated	225	-	307	0.0%
Total allowance	$16,454	100.0%	$16,380	100.0%

The following table presents the principal amounts of non-accrual loans and other real estate owned:

	March 31,	December 31,
(Amounts in thousands)	2012	2011
Non-accrual LHFI (1)	$32,497	$38,755
Non-accrual LHFS	8,736	12,569
Other real estate owned	24,304	21,016
Total nonperforming assets	$65,537	$72,340
Nonperforming assets to total assets	7.83%	8.53%
Total non-accural loans to Total loans	10.08%	12.02%
ALLL to non-accrual LHFI	50.63%	42.27%
ALLL to Total LHFI	4.11%	3.95%

(1) Generally, a loan is placed on non-accruing status when it has been delinquent for a period of 90 days or more.

The composition of non-accrual loans is as follows:

	March 31, 2012		December 31, 2011
(In thousands)	Loan balance	Specific reserves	Loan balance	Specific reserves
Non-accrual loans held for investment
Construction and land development	$9,512	$-	$13,014	$-
Commercial real estate	12,213	-	16,671	-
Commercial & industrial	6,370	47	4,720	-
Residential real estate	1,334	20	1,139	24
Multi-family	1,688	-	1,703	-
Leases	355	53	485	114
Tax certificates	1,025	55	1,023	-
Total non-accrual LHFI	$32,497	$175	$38,755	$138
Non-accrual loans held for sale
Construction and land development	$5,131	$-	$8,901	$-
Commercial real estate	3,574	-	3,634	-
Residential real estate	31	-	34	-
Total non-accrual LHFS	$8,736	$-	$12,569	$-
Total non-accrual loans	$41,233	$175	$51,324	$138

Non-accrual loan activity for the first quarter of 2012 is set forth below:

		1st Quarter Actvity
(In thousands)	Balance at January 1, 2012	Additions	Payments and other decreases	Charge-offs	Transfer to OREO	Balance at March 31, 2012
Non-accrual loans held for investment

Construction and land development	$13,014	$-	$(341)	$-	$(3,161)	$9,512
Commercial real estate	16,671	-	(398)	-	(4,060)	12,213
Commercial & industrial	4,720	2,710	(1,060)	-	-	6,370
Residential real estate	1,139	358	(163)	-	-	1,334
Multi-family	1,703	-	(15)	-	-	1,688
Leases	485	3	-	(133)	-	355
Tax certificates	1,023	22	-	(20)	-	1,025
Total non-accrual LHFI	$38,755	$3,093	$(1,977)	$(153)	$(7,221)	$32,497
Non-accrual loans held for sale

Construction and land development	$8,901	$-	$(3,770)	$-	$-	$5,131
Commercial real estate	3,634	-	(60)	-	-	3,574
Residential real estate	34	-	(3)	-	-	31
Total non-accrual LHFS	$12,569	$-	$(3,833)	$-	$-	$8,736
Total non-accrual loans	$51,324	$3,093	$(5,810)	$(153)	$(7,221)	$41,233

Total non-accrual loans at March 31, 2011 were $41.2 million and were comprised of $32.5 million in LHFI and $8.7 million in LHFS.  Total non-accrual loans at December 31, 2011 were $51.3 million and were comprised of $38.7 million in LHFI and $12.6 million in LHFS.  The $10.1 million decrease was the result of $7.2 million in transfers to OREO, a $5.8 million reduction in existing non-accrual loan balances through payments and sales, and $153,000 in charge-offs partially offset by additions of $3.1 million.  There was one commercial loan for $2.7 million that went non-accrual during the first quarter of 2012.  If interest had been accrued, such income would have been approximately $963,000 for the three months ended March 31, 2012.  The Company had no loans past due 90 days or more on which it has continued to accrue interest during the quarter. Typically, loans are restored to accrual status when the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

The following is a summary of information pertaining to impaired loans and leases:

	March 31,	December 31,
(In thousands)	2012	2011
Impaired loans with a valuation allowance	$2,360	$1,068
Impaired loans without a valuation allowance (1)	34,510	45,009
Impaired LHFS	8,736	12,569
Total impaired loans	$45,606	$58,646

Valuation allowance related to impaired loans	$175	$138

(1)	The carrying value of the impaired LHFI without a valuation allowance at March 31, 2012 reflects $18.9 million in charge-offs.

	For the three months ended March 31,
(In thousands)	2012	2011
Average investment in impaired loans	$51,967	$61,728
Interest income recognized on impaired loans and leases	$82	$-
Interest income recognized on a cash basis on impaired loans and leases	$-	$-

Other Real Estate Owned

Other real estate owned (“OREO”) increased $3.3 million from $21.0 million at December 31, 2011 to $24.3 million at March 31, 2012.  Set forth below is a table which details the changes in OREO from December 31, 2011 to March 31, 2012.

2012
(In thousands)	First Quarter
Beginning balance	$21,016
Net proceeds from sales	(4,531)
Net loss on sales	(138)
Assets acquired on non-accrual loans	8,010
Impairment charge	(53)
Ending balance	$24,304

During the first quarter of 2012, the Company foreclosed on and sold collateral related to one commercial real estate loan.  The Company received net proceeds of $4.1 million and recorded a gain of $36,000. Additionally the Company sold eight single family homes related to three loans.  The Company received net proceeds of $104,000 and recorded a small net gain of $3,000.  As a result of these sales the Company recorded an impairment charge of $44,000 on the remaining collateral for two of these loans.  In addition to the sales mentioned above, the Company sold ten properties acquired through the tax lien portfolio.  The Company received proceeds of $332,000 and recorded a net loss of $177,000 as a result of these sales. During the first quarter of 2012, the collateral for a completed hotel and condominium construction project in Minneapolis, Minnesota, in which the Company is a participant, was foreclosed on by the lead lender.  The Company transferred the fair value of $3.2 million to OREO which represents the Company’s participation rate of approximately 7.5%. The Company had previously recorded total charge-offs of $1.5 million to the allowance for loan and lease losses during the period the participation loan was non-accrual.  In addition the Company acquired collateral related to the tax lien portfolio and transferred $789,000 to OREO. The Company recorded impairment charges of $9,000 related to properties acquired through the tax lien portfolio.

Credit Classification Process

The loan review function is outsourced to a third party vendor which applies the Company’s loan rating system to specific credits. The Company uses a nine point grading risk classification system commonly used in the financial services industry.  The first five classifications are rated Pass.  The riskier classifications include Special Mention, Substandard, Doubtful and Loss.  Upon completion of a loan review, a copy of any review receiving an adverse classification by the reviewer is presented to the Loan Review Committee for discussion. Minutes outlining in detail the Committee’s findings and recommendations are issued after each meeting for follow-up by individual loan officers. The Committee is comprised of the voting members of the Officers’ Loan Committee.  The Chief Credit Officer (“CCO”) is the primary bank officer dealing with the third party vendor during the reviews.

All loans are subject to initial loan review. Additional review is undertaken with respect to loans providing potentially greater exposure. This is accomplished by:

●	100% of construction loans regardless of loan size;

●	100% of loans/relationships with balances of $1 million or greater;

●	50% of loans with balances from $500,000 up to $1 million;

●	25% of loans with balances from $250,000 to $499,999;

●	5% of loans with balances up to $250,000; and

●	Loans requested specifically by the Company’s management

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

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, but for which management has doubts as to the borrowers’ ability to comply with present repayment terms. The loans are usually delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $4.2 million at March 31, 2012 and December 31, 2011.

Other Income

Other income for the first quarter of 2012 was $661,000 compared to $1.4 million for the comparable quarter of 2011 resulting in a decrease of $703,000, or 51.5%. The year over year decline in other income was mainly attributable to a $532,000 reduction in net gains/losses on the sale of other real estate owned (loss of $138,000 in 2012 compared to a gain of $394,000 in 2011), a reduction of $250,000 in income from real estate joint ventures ($0 in 2012 versus $250,000 in 2011), and a decrease of $137,000 in other income that was partially attributed to the sale of an OREO property that was generating rental income in 2011.The income from real estate joint ventures in the first quarter of 2011 was related to a partial recovery of a fully impaired real estate joint venture.  Partially offsetting these reductions was an increase of $131,000 in gains on the sale of AFS investment securities.

Other Expense

Non-interest expense for the first quarter of 2012 amounted to $8.1 million resulting in an increase of $1.1 million, or 15.8%, from the comparable quarter of 2011. The rise was primarily related to a $1.6 million legal contingency accrual for a potential settlement with the U.S. Department of Justice related to the tax lien subsidiaries. After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $960,000.  Additionally the Company recorded an increase of $201,000 in salaries and benefits expense which was primarily related to annual merit and promotional increases and increased pension costs and a $106,000 increase in OREO and loan collection expenses.  The increase in OREO and loan collection expenses was entirely related to a $436,000 write-off of a $536,000 receivable related to the Company’s pro rata share of remaining proceeds that were escrowed on an OREO property related to a participation loan that was sold in 2011. A portion of the sales proceeds was held in escrow pending the resolution of ongoing litigation for outstanding claims related to construction costs of the project. The final ruling made through arbitration resulted in much higher claims than originally expected resulting in a reduction of the final escrowed proceeds. Excluding this write-off, OREO property and loan collection expenses both declined year over year due to improved credit quality. Partially mitigating these unfavorable increases was a decrease of $340,000 in impairment charges on OREO properties ($53,000 in 2012 versus $393,000 in 2011) and a $319,000 decrease in FDIC Insurance and Pennsylvania Department of Banking assessments which was mainly as a result of the removal of the consent orders during the fourth quarter of 2011.  Professional and legal fees declined $67,000 while occupancy and equipment expenses declined $56,000 for the comparable quarters.

Income Tax Expense

Total income tax expense for the first quarter of 2012 and the comparable quarter of 2011 was $0. The Company did not record a tax expense or benefit in the first quarter of 2012.   The Company concluded at December 31, 2011 that it was more likely than not that the Company would not generate sufficient future taxable income to realize all of the deferred tax assets. Management’s conclusion was based on consideration of the relative weight of the available evidence and the uncertainty of future market conditions on results of operations. The Company recorded a non-cash charge of $15.5 million in the consolidated statements of operations in the period ended December 31, 2008 related to the establishment of a valuation allowance for the deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. During 2009, 2010, and 2011 the Company established additional valuation allowances of $10.2 million, $7.7 million,  and $3.0 million respectively, which was the result of the net operating losses for each year and the portion of the future tax benefit that more than likely will not be utilized in the future. The valuation allowance for deferred tax assets at March 31, 2012, totaled $36.4 million. The effective tax rate for the first quarters of both 2012 and 2011 was 0%.

Results of Operations by Business Segments

The Company has identified two reportable operating segments, “Community Banking” and “Tax Liens”.  In previous years, the Company reflected “Equity Investments” and “Leasing” as operating segments.  Management has determined that the operating results and assets related to Equity Investments and Leasing should be reflected under the Community Banking segment.  The determination related to Equity Investments was based on the deconsolidation of the VIE as a result of the completion of the project. The determination related to Leasing was based on not meeting the quantitative thresholds for requiring disclosure.

	Three months ended March 31, 2012
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$779,212	$57,519	$836,731
Total deposits	$576,166	$-	$576,166
Interest income	$7,217	$1,589	$8,806
Interest expense	1,901	912	2,813
Net interest income	$5,316	$677	$5,993
Provision for loan and lease losses	109	(25)	84
Total other income (loss)	789	(128)	661
Total other expenses	5,772	2,295	8,067
Income tax expense (benefit)	51	(51)	-
Net income (loss)	$174	$(1,671)	$(1,497)
Noncontrolling interest	$40	$(668)	$(628)
Net income (loss) attributable to Royal Bancshares	$133	$(1,002)	$(869)

	Three months ended March 31, 2011
	Community	Tax Lien
(In thousands)	Banking	Operation	Consolidated
Total assets	$835,130	$94,244	$929,374
Total deposits	$645,069	$-	$645,069
Interest income	$8,185	$2,389	$10,574
Interest expense	3,242	777	4,019
Net interest income	$4,943	$1,612	$6,555
Provision for loan and lease losses	1,973	111	2,084
Total other income	910	454	1,364
Total other expenses	6,630	339	6,969
Income tax (benefit) expense	(634)	634	-
Net (loss) income	$(2,116)	$982	$(1,134)
Noncontrolling interest	$(16)	$393	$377
Net (loss) income attributable to Royal Bancshares	$(2,100)	$589	$(1,511)

Community Bank Segment

Royal Bank America

Royal Bank was incorporated in the Commonwealth of Pennsylvania on July 30, 1963, was chartered by the Commonwealth of Pennsylvania Department of Banking and commenced operation as a Pennsylvania state-chartered bank on October 22, 1963. Royal Bank is the successor of the Bank of King of Prussia, the principal ownership of which was acquired by the Tabas family in 1980. The deposits of Royal Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”).  Royal Bank owns 60% of the subsidiaries, Crusader Servicing Corporation and Royal Tax Lien Services, LLC, each of which was formed to purchase and service delinquent tax liens and Royal Bank America Leasing, LP.  RBA Property LLC, Narberth Property Acquisition LLC, and Rio Marina LLC are wholly owned subsidiaries of Royal Bank.  These three entities were established to hold other real estate owned acquired through foreclosure of collateral associated with non-performing loans.

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

 Employees: Royal Bank employed approximately 156 people on a full-time equivalent basis as of March 31, 2012.

Deposits: At March 31, 2012, total deposits of Royal Bank were distributed among demand deposits (10%), money market deposit, savings and NOW accounts (42%) and time deposits (48%). At March 31, 2012, deposits of $582.3 million marginally increased $150,000 from $582.2 million at year end 2011.  Included in Royal Bank’s deposits are approximately $6.2 million of intercompany deposits that are eliminated through consolidation.

Current market and regulatory trends in banking are changing the basic nature of the banking industry.  Royal Bank intends to keep pace with the banking industry by being competitive with respect to interest rates and new types or classes of deposits insofar as it is practical to do so consistent with Royal Bank’s size, objective of profit maintenance and stable capital structure.

Lending: At March 31, 2012, Royal Bank, including its subsidiaries, had a total net loan portfolio (excluding loans held for sale) of $383.7 million, representing 46% of total assets. The loan portfolio is categorized into commercial demand, commercial mortgages, residential mortgages (including home equity lines of credit), construction, real estate tax liens, small business leases and installment loans.  At March 31, 2012, loans decreased $14.0 million from year end 2011 due to pay downs, payoffs and transfers to OREO which were partially offset by new originations.

Business results: Total assets of Royal Bank were $828.6 million at March 31, 2012 compared to $840.6 million at year end 2011.  Royal Bank recorded a net loss of $892,000 for the first quarter of 2012 compared to a loss of $1.4 million for the comparable quarter of 2011. Total interest income of Royal Bank for the quarter ended March 31, 2012 was $8.8 million compared to $10.6 million for the quarter ended March 31, 2011, a decrease of 16.7%.  The decline in interest income was attributed to lower yields on interest earning assets, primarily investments, coupled with a reduced level of interest earning assets. Interest expense was $2.8 million for the quarter ended March 31, 2012, compared to $4.0 million for the quarter ended March 31, 2011, a decrease of 30.3% due to the run off of higher costing brokered CDs and FHLB advances and the favorable re-pricing of maturing retail CDs. The $500,000 quarterly improvement year over year was mainly attributable to a decline of $2.0 million in the provision for loan and lease losses partially offset by a $1.6 million legal contingency accrual for a potential settlement with the U.S. Department of Justice related to the tax lien subsidiaries After adjusting for the noncontrolling interest, the Royal Bank’s 60% share of the loss contingency amounts to $960,000.  The above amounts reflect the consolidation totals for Royal Bank and its subsidiaries.  The subsidiaries included in these amounts are Royal Investments America, Royal Real Estate, Royal Bank America Leasing, Royal Tax Lien Services, Crusader Servicing Corporation, RBA Property LLC, Narberth Property Acquisitions, and Rio Marina LLC.

Royal Investments of Delaware

On June 30, 1995, the Company established a special purpose Delaware investment company, Royal Investments of Delaware (“RID”), as a wholly owned subsidiary. Legal headquarters are at 1105 N. Market Street, Suite 1300, Wilmington, Delaware. RID buys, holds and sells investment securities.

Business results: For the three months ended March 31, 2012, RID reported net income of $307,000, compared to net income of $160,000 for the three months ended March 31, 2011. The quarter versus quarter improvement was directly related to $144,000 gain on the sale of investment securities.  At March 31, 2012 total assets of RID were $30.3 million, of which $1.1 million was held in cash and cash equivalents and $6.2 million was held in investment securities. The amounts shown above include the activity related to RID’s wholly owned subsidiary Royal Preferred LLC.  Royal Bank previously extended loans to RID, secured by securities and as per the provisions of Regulation W.  At March 31, 2012 no loans were outstanding.

Royal Preferred LLC

On June 16, 2006, the Company, through its wholly owned subsidiary RID, established Royal Preferred LLC as a wholly owned subsidiary. Royal Preferred LLC was formed to purchase a subordinated debenture from Royal Bank America.  At March 31, 2012, Royal Preferred LLC had total assets of approximately $21 million.

Royal Bancshares Capital Trust I and II

On October 27, 2004, the Company formed two Delaware trust affiliates, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, in connection with the sale of an aggregate of $25.0 million of a private placement of trust preferred securities. The interest rates for the debt securities associated with the Trusts at March 31, 2012 amounted to 2.62%.

On August 13, 2009, the Company’s board of directors determined to suspend interest payments on the trust preferred securities.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled interest payments; however, this decision better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company.  As of March 31, 2012 the trust preferred interest payment in arrears was $1.9 million and has been recorded in interest expense and accrued interest payable.

Royal Bank America Leasing, LP

On July 25, 2005, the Company, through its wholly owned subsidiary Royal Bank, formed Royal Bank America Leasing, LP (“Royal Leasing”). Royal Bank holds a 60% ownership interest in Royal Leasing. Legal headquarters are 550 Township Line Road, Blue Bell, Pennsylvania. Royal Leasing was formed to originate small business leases. Royal Leasing originates small ticket leases through its internal sales staff and through independent brokers located throughout its business area. In general, Royal Leasing will portfolio individual small ticket leases in amounts of up to $250,000. Leases originated in amounts in excess of that are sold for a profit to other leasing companies. These purchases are at market based on pricing and terms that Royal Leasing would expect to receive from unrelated third-parties. From time to time Royal Leasing will sell small lease portfolios to third-parties and will, on occasion, purchase lease portfolios from other originators. During the first three months of 2012 and 2011, neither sales nor purchases of lease portfolios were material.

Business results: At March 31, 2012, total assets of Royal Leasing were $37.1 million, including $36.8 million in net leases, as compared to $36.5 million in assets at December 31, 2011. During the quarter ended March 31, 2012, Royal Leasing had net interest income of $581,000 compared to $583,000 for the comparable period of 2011; provision for lease losses of $109,000 versus $199,000 in the comparable quarter of 2011; non-interest income of $156,000 as compared to $130,000 in the first quarter of 2011; and a decrease of $101,000 in non-interest expense quarter over quarter.  Prior to partner distributions net income for the quarter ended March 31, 2012 was $382,000, an increase of $131,000, or 52%, from $251,000 for the three months ended March 31, 2011.

Royal Bank has extended loans to RBA Leasing at market interest rates, secured by the lease portfolio of RBA Leasing and as per the provisions of Regulation W. At March 31, 2012, the amount due Royal Bank from RBA Leasing was $34.6 million.

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

Business results: At March 31, 2012 and December 31, 2011, total assets of RIA were $5.9 million.  For the quarter ended March 31, 2012, RIA recorded net income of $13,000 compared to net loss of $13,000 for the comparable period of 2011.  Royal Bank had previously extended loans to RIA at market interest rates, secured by the loan portfolio of RIA and as per the provisions of Regulation W. At March 31, 2012, there were no outstanding loans from Royal Bank to RIA.

Tax Lien Operations

Crusader Servicing Corporation

The Company, through its wholly owned subsidiary Royal Bank, holds a 60% ownership interest in Crusader Servicing Corporation (“CSC”). Legal headquarters are at 732 Montgomery Avenue, Narberth, Pennsylvania.  CSC acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute. Due to a change in CSC management, Royal Bank and other shareholders, constituting a majority of CSC shareholders, voted to liquidate CSC under an orderly, long term plan adopted by CSC management. Royal Bank will continue acquiring tax liens through its newly formed subsidiary, Royal Tax Lien Services, LLC.  At March 31, 2012, total assets of CSC were $8.7 million.  Included in total assets is $1.0 million for the Strategic Municipal Investments (“SMI”) portfolio, which is comprised of residential, commercial, and land tax liens, primarily in Alabama.  In 2005, CSC entered into a partnership with Strategic Municipal Investments (“SMI”), ultimately acquiring a 50% ownership interest in SMI.  In connection with acquiring this ownership interest, CSC extended financing to SMI in the approximate amount of $18.0 million, which was used by SMI to purchase a tax lien portfolio at a discount.  As a result of the deterioration in residential, commercial and land values principally in Alabama, management concluded based on an analysis of the portfolio in the fourth quarter of 2008 that the loan was impaired.  CSC has recorded charge-offs of $3.6 million related to this loan through December 31, 2011.  CSC did not record a charge-off related to this loan in the first quarter of 2012.  The outstanding SMI loan balance was $1.0 million at March 31, 2012 and December 31, 2011.

Business results: CSC had net interest expense of $3,000 for the quarter ended March 31, 2012 compared to net interest income of $100,000 for the comparable quarter in 2011.  The $103,000 decline was primarily related to an increase in funding costs.  CSC recorded a net loss of $1.0 million for the three months ended March 31, 2012 compared to net income of $173,000 for the comparable period of 2011. The $1.2 million quarter versus quarter decline was primarily related to an $800,000 legal contingency accrual for a potential settlement with the U.S. Department of Justice related to their investigation, $121,000 in losses on the sale of other real estate owned, and the $103,000 decline in net interest income which were partially offset by a $55,000 decrease in the provision for lien losses. During the first quarter of 2011, CSC recorded gains on the sale of other real estate owned of $407,000.  At March 31, 2012, total assets of CSC were $8.7 million, of which $7.3 million was held in net tax liens. Royal Bank has extended loans to CSC at market interest rates, secured by the tax lien portfolio of CSC and as per the provisions of Regulation W.  At March 31, 2012, the amount due Royal Bank from CSC was $7.8 million.

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

Business results: RTL’s net interest income of $680,000 for the quarter ended March 31, 2012, decreased $897,000 or 56.8%, for the comparable quarter of 2011.  The decrease in net interest income was largely due to a significant decline year-over-year in tax liens outstanding and an associated decrease of $179,000 in penalty income combined with an increase in funding costs.  For the quarter ended March 31, 2012, RTL recorded a net loss of $651,000 compared to net income of $808,000 for the comparable quarter of 2011.  The $1.5 million decline was primarily related to the decrease in net interest income mentioned above and an $800,000 legal contingency accrual for a potential settlement with the U.S. Department of Justice related to their investigation.  At March 31, 2012, total assets of RTL were $48.9 million, of which the majority was held in tax liens as compared to total assets at December 31, 2011 of $61.8 million, of which the majority was held in tax liens.

Royal Bank has extended loans to RTL at market interest rates, secured by the tax lien portfolio of RTL and as per the provisions of Regulation W.  At March 31, 2012, the amount due Royal Bank from RTL was $38.6 million.

FINANCIAL CONDITION

Consolidated Assets

Total consolidated assets at March 31, 2012 were $836.7 million, a decrease of $11.7 million, or 1.4%, from December 31, 2011.  This decrease was mainly attributed to a reduction of $14.2 million, or 3.6%, in net loans and leases primarily due to the pay downs, payoffs and transfers to OREO and a $3.8 million, or 30.5%, decrease in loans held for sale.   Partially offsetting these declines was an increase in investment securities of $6.8 million.

Cash and Cash Equivalents

Total cash and cash equivalents of $24.2 million at March 31, 2012 decreased $343,000, or 1.4%, from $24.5 million at December 31, 2011.

Investment Securities

AFS investment securities of $335.8 million at March 31, 2012, increased $6.8 million, or 2.1%, from the level at December 31, 2011.  The increase was primarily due to the purchase of U.S. government agencies and U.S. government agency CMOs as a result of the excess cash from the reduction in loan balances during the first quarter of 2012.  During the first quarter of 2012, the Company reduced its exposure in non-agency CMOs and corporate bonds by selling a portion of these investments that were held in the investment portfolio. FHLB stock was $8.1 million at March 31, 2012 and $8.5 million at December 31, 2011.

The AFS portfolio had gross unrealized losses of $1.1 million at March 31, 2012, which slightly decreased ($43,000) from gross unrealized losses of $1.1 million at December 31, 2011.  The decrease in gross unrealized losses on corporate bonds and residential mortgage backed securities were slightly offset by an increase in gross unrealized losses on U.S. government agencies securities. There was no OTTI impairment for any of the investments during the first quarter of 2012 or the first quarter of 2011. The AFS portfolio had net unrealized gains of $5.9 million at March 31, 2012, which increased $379,000 from net unrealized gains of $5.6 million at December 31, 2011.  For the three months ended March 31, 2012, the increase in net unrealized gains was primarily associated with an increase of gross unrealized gains related to CMOs.

Investment securities within the AFS portfolio are marked to market quarterly and any resulting gains or losses are recorded in other comprehensive income, net of taxes, within the equity section of the balance sheet as shown in “Note 15 - Comprehensive Income (Loss)” to the Consolidated Financial Statements. When a loss is deemed to be other-than-temporary but the Company does not intend to sell the security and it is not more likely than not that the Company will have to sell the security before recovery of its cost basis, the Company will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income.

The Company will continue to monitor these investments to determine if the continued negative trends, market valuations or credit defaults result in impairment that is other than temporary.

Loans and Leases

Total loans and leases of $400.1 million decreased $14.1 million, or 3.4%, from the level at December 31, 2011.  The decline was attributed to balances being paid down, payoffs, and transfers to OREO during the first quarter of 2012.  Tax certificates declined $9.8 million, construction loans declined $5.5 million, commercial real estate balances declined $2.5 million and commercial and industrial loans declined $1.3 million. The declines for all four loan categories were related to transfers to OREO of $8.0 million along with loan payoffs and pay downs. Partially offsetting these declines was small growth in multi-family loans and leases of $2.1 million and $1.5 million, respectively.  The Company has become more selective in approving construction loans as well as commercial real estate loans given the existing loan concentration coupled with the current weak housing market and commercial real estate market. As a result, the Company has shifted its lending focus to generating small business loans, owner occupied commercial real estate and more recently middle market business lending.

The following table represents loan balances by type:

	March 31,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$52,794	$54,136
Construction	8,534	14,066
Land Development	40,865	40,054
Residential real estate	27,155	26,637
Commercial real estate	180,123	182,579
Multi-family	13,735	11,622
Tax certificates	39,056	48,809
Leases	37,468	36,014
Other	945	949
Total gross loans and leases	$400,675	$414,866
Deferred fees, net	(535)	(623)
Total loans and leases	$400,140	$414,243

Deposits

Total deposits, which are the primary source of funds, increased slightly $250,000, or 0.4%, to $576.2 million at March 31, 2012, from December 31, 2011.  Time deposits and savings accounts increased $1.7 million while checking and money market accounts declined $1.5 million from year end 2011.

The following table represents ending deposit balances by type:

(In thousands)	March 31, 2012	December 31, 2011
Demand (non-interest bearing)	$53,352	$54,534
NOW	42,979	43,172
Money Markets	182,721	182,830
Savings	17,091	16,263
Time deposits (over $100)	97,172	95,334
Time deposits (under $100)	177,028	177,960
Brokered deposits	5,823	5,823
Total deposits	$576,166	$575,916

Borrowings

Total borrowings, which include short and long-term borrowings, amounted to $161.0 million at March 31, 2012, decreased $12.8 million, or 7.4%, from $173.8 million at December 31, 2011. This reduction is attributed to the maturity of a $30.0 million long term advance and monthly payments on the amortizing borrowing during the first quarter of 2012. The Company partially replaced the matured $30.0 million with a $15.0 million long term advance and a $4.0 million overnight advance.

Shareholders’ Equity

Consolidated shareholders’ equity of $74.8 million decreased $1.1 million, or 1.5%, from $75.9 million at December 31, 2011. The decrease was primarily related to the net loss of $869,000 and a decline in non-controlling interest of $628,000 partially offset by an increase of $325,000 in other comprehensive income related to a modest improvement in the valuation of the investment portfolio during the first quarter of 2012.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Royal Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2012, the Company and Royal Bank met all capital adequacy requirements to which they are subject.

Under the informal agreement referenced in “Note 2 – Regulatory Matters and Significant Risks And Uncertainties” to the Consolidated Financial Statements, Royal Bank is required to maintain a minimum Tier 1 leverage ratio of 8% and a Total risk-based capital ratio of 12%.  As shown in the table below, Royal Bank met these requirements at March 31, 2012 and December 31, 2011 and met the criteria for a well capitalized institution.

In connection with a prior bank regulatory examination, the FDIC concluded, based upon its interpretation of the Consolidated Reports of Condition and Income (the “Call Report”) instructions and under regulatory accounting principles (“RAP”), that income from Royal Bank’s tax lien business should be recognized on a cash basis, not an accrual basis.  Royal Bank’s current accrual method is in accordance with U.S. GAAP.  Royal Bank disagrees with the FDIC’s conclusion and filed the Call Report for March 31, 2012 and the most recent six quarters in accordance with U.S. GAAP.  A change in the method of revenue recognition for the tax lien business for regulatory accounting purposes affects Royal Bank’s capital ratios as shown below.  Royal Bank is in discussions with the FDIC to resolve the matter.

The table below sets forth Royal Bank’s capital ratios under RAP, based on the FDIC’s interpretation of the Call Report instructions:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2012	$83,502	15.83%	$42,187	8.00%	$52,374	10.00%
At December 31, 2011	$82,375	15.04%	$43,803	8.00%	$54,754	10.00%
Tier I capital (to risk-weighted assets)
At March 31, 2012	$76,789	14.56%	$21,093	4.00%	$31,640	6.00%
At December 31, 2011	$75,413	13.77%	$21,902	4.00%	$32,852	6.00%
Tier I capital (to average assets, leverage)
At March 31, 2012	$76,789	9.22%	$33,306	4.00%	$41,632	5.00%
At December 31, 2011	$75,413	9.09%	$33,189	4.00%	$41,486	5.00%

The tables below reflect the adjustments to the net loss as well as the capital ratios for Royal Bank under U.S. GAAP:

For the three
months ended
(In thousands)	March 31, 2012
RAP net loss	$(6,900)
Tax lien adjustment, net of noncontrolling interest	6,008
U.S. GAAP net loss	$(892)

	At March 31, 2012		At December 31, 2011
	As reported	As adjusted	As reported	As adjusted
	under RAP	for U.S. GAAP	under RAP	for U.S. GAAP
Total capital (to risk-weighted assets)	15.83%	17.42%	15.04%	17.02%
Tier I capital (to risk-weighted assets)	14.56%	16.15%	13.77%	15.75%
Tier I capital (to average assets, leverage)	9.22%	10.30%	9.09%	10.48%

The tables below reflect the Company’s capital ratios:

					To be well capitalized
			For capital		capitalized under prompt
	Actual		adequacy purposes		corrective action provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
At March 31, 2012	$104,983	19.28%	$43,560	8.00%	N/A	N/A
At December 31, 2011	$106,745	18.82%	$45,386	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)
At March 31, 2012	$97,608	17.93%	$21,780	4.00%	N/A	N/A
At December 31, 2011	$99,539	17.55%	$22,693	4.00%	N/A	N/A
Tier I capital (to average assets, leverage)
At March 31, 2012	$97,608	11.49%	$33,994	4.00%	N/A	N/A
At December 31, 2011	$99,539	11.64%	$34,209	4.00%	N/A	N/A

The Company has filed the Consolidated Financial Statements for Bank Holding Companies-FR Y-9C (“FR Y-9C”) for the most recent seven quarters consistent with U.S. GAAP and the FR Y-9C instructions.  In the event that a similar adjustment for RAP purposes would be required by the Federal Reserve on the holding company level, the adjusted ratios are shown in the table below.

	For the three
	months ended	For the year ended
(In thousands)	March 31, 2012	December 31, 2011
U.S. GAAP net loss	$(869)	$(8,563)
Tax lien adjustment, net of noncontrolling interest	(6,008)	(7,738)
RAP net loss	$(6,877)	$(16,301)

	At March 31, 2012		At December 31, 2011
	As reported	As adjusted	As reported	As adjusted
	under U.S. GAAP	for RAP	under U.S. GAAP	for RAP
Total capital (to risk-weighted assets)	19.28%	17.75%	18.82%	16.90%
Tier I capital (to risk-weighted assets)	17.93%	16.39%	17.55%	15.63%
Tier I capital (to average assets, leverage)	11.49%	10.43%	11.64%	10.29%

The capital ratios set forth above compare favorably to the minimum required amounts of Tier 1 and total capital to risk-weighted assets and the minimum Tier 1 leverage ratio, as defined by banking regulation.  At March 31, 2012, the Company was required to have minimum Tier 1 and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier 1 leverage ratio of 4.0%.  At March 31, 2012, the Company met the regulatory minimum capital requirements, and management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

LIQUIDITY & INTEREST RATE SENSITIVITY

Liquidity is the ability to ensure that adequate funds will be available to meet the Company’s financial commitments as they become due.  In managing its liquidity position, all sources of funds are evaluated, the largest of which is deposits.  Also taken into consideration are securities maturing in one year or less, other short-term investments and the repayment of loans. These sources provide alternatives to meet its short-term liquidity needs.  Longer liquidity needs may be met by issuing longer-term deposits and by raising additional capital.  The liquidity ratio is calculated by adding total cash, availability on lines of credit, and unpledged investment securities and subtracting any reserve requirements, this amount is then divided by total deposits as well as by total liabilities to determine the liquidity ratios.  The Company’s policy is to maintain a liquidity ratio as a percentage of total deposits of at least 12% and a liquidity ratio as a percentage of total liabilities of at least 10%.  At March 31, 2012, the Company’s liquidity ratios were more than three times the policy minimums.

On August 13, 2009, the Company’s board of directors determined to suspend the regular quarterly cash dividends on the $30.4 million in Series A Preferred Stock issued to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program (“CPP”) established by the Treasury.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Philadelphia as required by recent regulatory policy guidance.  The board of directors also suspended interest payments on its $25.8 million of outstanding trust preferred securities.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends and interest payments on its preferred stock and trust preferred securities.  The decision to suspend the preferred cash dividend and the trust preferred interest payment better supports the capital position of Royal Bank, a wholly owned subsidiary of the Company.  As of March 31, 2012 the trust preferred interest payment in arrears was $1.9 million and has been recorded in interest expense and accrued interest payable. As of March 31, 2012 the Series A Preferred stock dividend in arrears was $4.5 million and has not been recognized in the consolidated financial statements.

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

The following table shows separately the interest sensitivity of each category of interest earning assets and interest bearing liabilities as of March 31, 2012:

(In millions)	Days		1 to 5	Over 5	Non-rate
Assets	0 – 90	91 – 365	Years	Years	Sensitive	Total
Interest-bearing deposits in banks	$14.8	$-	$-	$-	$9.4	$24.2
Investment securities AFS	26.9	56.0	159.9	87.5	5.5	335.8
Loans:
Fixed rate	25.8	41.1	162.0	19.9	(16.4)	232.4
Variable rate	123.2	36.8	-	-	-	160.0
Total loans	149.0	77.9	162.0	19.9	(16.4)	392.4
Other assets	-	23.7	-	-	60.6	84.3
Total Assets	$190.7	$157.6	$321.9	$107.4	$59.1	$836.7
Liabilities & Capital
Deposits:
Non interest bearing deposits	$-	$-	$-	$-	$53.4	$53.4
Interest bearing deposits	26.6	79.7	136.5	-	-	242.8
Certificate of deposits	30.3	124.2	108.9	16.6	-	280.0
Total deposits	56.9	203.9	245.4	16.6	53.4	576.2
Borrowings	56.0	-	65.0	40.0	-	161.0
Other liabilities	-	-	-	-	24.7	24.7
Capital	-	-	-	-	74.8	74.8
Total liabilities & capital	$112.9	$203.9	$310.4	$56.6	$152.9	$836.7
Net interest rate GAP	$77.8	$(46.3)	$11.5	$50.8	$(93.8)
Cumulative interest rate GAP	$77.8	$31.5	$43.0	$93.8
GAP to total assets	9%	-6%
GAP to total equity	104%	-62%
Cumulative GAP to total assets	9%	4%
Cumulative GAP to total equity	104%	42%

The Company’s exposure to interest rate risk is mitigated somewhat by a portion of the Company’s loan portfolio consisting of floating rate loans, which are tied to the prime lending rate but which have interest rate floors and no interest rate ceilings.  Although the Company is originating fixed rate loans, a portion of the loan portfolio continues to be comprised of floating rate loans with interest rate floors.  At March 31, 2012, floating rate loans with floors and without floors were $84.2 million and $75.8 million, respectively.

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

At March 31, 2012, the Company and Royal Bank met all capital regulatory requirements to which it is subject.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Liquidity and Interest Rate Sensitivity section of the Management’s Discussion and Analysis of Financial Condition and Results Operations of this Report is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2012.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Royal Bank holds a 60% equity interest in each of Crusader Servicing Corporation (“CSC”) and Royal Tax Lien Services, LLC (“RTL”).  CSC and RTL acquire, through public auction, delinquent tax liens in various jurisdictions thereby assuming a superior lien position to most other lien holders, including mortgage lien holders.   As previously discussed in the Company’s form 10-K for the year ended December 31, 2011, on March 4, 2009, each of CSC and RTL received grand jury subpoenas issued by the U.S. District Court for New Jersey upon application of the Antitrust Division of the U.S. Department of Justice (“DOJ”).  The subpoenas sought certain documents and information relating to an ongoing investigation being conducted by the DOJ relating to alleged bid-rigging at tax lien auctions in New Jersey.  Royal Bank, CSC and RTL have produced to the DOJ documents responsive to the subpoenas and have been cooperating with the DOJ throughout the investigation.  On February 23, 2012, the former President of CSC and RTL entered a plea of guilty to one count of bid-rigging at certain auctions for tax liens in New Jersey from 1998 until approximately the spring of 2009.  The former President’s employment with CSC and RTL effectively terminated in November 2010.  As previously disclosed, Royal Bank had been advised that neither CSC nor RTL were targets of the DOJ investigation, but they were subjects of the investigation.  Based on recent developments, however, including discussions with the DOJ and in light of the plea entered by the former President of CSC and RTL, the Company now believes that the outcome of the investigation will result in fines and penalties being assessed against both CSC and RTL.  Accordingly, although no proceedings have been instituted by the DOJ or any other governmental authority against CSC or RTL as of the date of this filing, the Company has accrued $1.6 million for the period ended March 31, 2012 as a reasonable estimate for a loss contingency relating to the DOJ investigation.  After adjusting for the noncontrolling interest, the Company’s 60% share of the loss contingency amounts to $960,000.  An additional loss resulting from the DOJ investigation is reasonably possible, but cannot be reasonably estimated at this time.  The Company is evaluating appropriate legal action against the former President of CSC and RTL to attempt to recover legal expenses and any fines or penalties ultimately levied by the DOJ against CSC or RTL.

As a result of the plea agreements of the former President of CSC and RTL and others resulting from the DOJ investigation, a number of lawsuits have been filed against the former President of CSC and RTL, CSC, RTL, the Company and certain other parties.  On March 13, 2012, the former president of RTL and CSC, RTL, CSC, the Company and certain other parties were named as defendants in a putative class action lawsuit filed in the Superior Court of New Jersey, Chancery Division on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Boyer v. Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., Superior Court of New Jersey, Chancery Division, Docket No. C-14007/12).  On March 28, 2012, CSC, RTL and the Company removed this case to the U.S. District Court for the District of New Jersey.  The lawsuit alleges violations of the New Jersey Antitrust Act and unjust enrichment, and seeks treble damages, attorney fees and injunctive relief. As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from this class action lawsuit.

On March 30, 2012, April 20, 2012 and May 2, 2012, the former President of CSC and RTL, CSC, RTL and the Company were named defendants, among others, in putative class action lawsuits filed in the U.S. District Court for the District of New Jersey on behalf of a proposed class of taxpayers who became delinquent in paying their municipal tax obligations (Contarino v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (MSC LLC v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey) (English v Robert W. Stein, Crusader Servicing Corp. Royal Tax Lien Services LLC, Royal Bancshares of Pennsylvania, Inc., et al., U.S. District Court for the District of New Jersey), respectively.  Motions to consolidate the Boyer action, Contarino action and the MSC action were filed by the attorney for the plaintiff in the MSC action and are pending before the Court.  Counsel for the plaintiff in the English action has written to the Court requesting consolidation with the Boyer, Contarino and MSC actions. Additionally, the plaintiffs’ counsels for the MSC action and the English action are both requesting the appointment of lead counsel.  As of the date of this filing, the Company cannot reasonably estimate the possible loss or range of loss that may result from these class action lawsuits.

Item 1A.	Risk Factors.

We may face substantial potential legal liability which would adversely impact our business and financial results and damage our reputation.

As a result of the plea agreements of the former President of CSC and RTL, the Company faces potential fines and penalties being assessed against both CSC and RTL by the DOJ.  Additionally, RTL, CSC, the Company, and certain other parties were named as defendants in putative class action lawsuits.  While the outcome of these cases and similar ones that may be filed is uncertain, the final resolution and the legal costs incurred defending the Company may materially affect our results of operations and financial condition and harm our reputation.

Other than the risk mentioned above, there have been no material changes from risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit3(i) of the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company’s report on Form 10-K filed with the Commission on March 30, 2009.)
31.1
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 15, 2012.

31.2
Section 302 Certification Pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 signed by Robert A. Kuehl, Principal Financial Officer of Royal Bancshares of Pennsylvania on May 15, 2012.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert R. Tabas, Principal Executive Officer of Royal Bancshares of Pennsylvania on May 15, 2012.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert A. Kuehl, Principal Financial Officer of  Royal Bancshares of Pennsylvania on May 15, 2012.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BANCSHARES OF PENNSYLVANIA, INC
(Registrant)

Dated: May 15, 2012
/s/ Robert A. Kuehl
Robert A. Kuehl
Principal Financial and Accounting Officer